Form 10-Q
period 2017-03-31
KKR Real Estate Finance Trust Inc.
filed 2017-06-14
CIK 1631596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission File Number: 001-38082

KKR Real Estate Finance Trust Inc.
(Exact name of registrant as specified in its charter)
	Maryland		47-2009094
	(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

	9 West 57th Street, Suite 4200 New York, NY		10019
	(Address of principal executive offices)		(Zip Code)

(212) 750-8300
(Registrant’s telephone number, including area code)
Not Applicable
(Former name, former address and former fiscal year, if changed since last report)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.        ☐ Yes ☒ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐                            Accelerated filer ☐
Non-accelerated filer (Do not check if a smaller reporting company) ☒     Smaller reporting company ☐
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☒ No

The number of shares of the registrant's common stock, par value $0.01 per share, outstanding as of June 7, 2017 was 53,711,838.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-Q contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the ‘Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which reflect our current views with respect to, among other things, our operations and financial performance. You can identify these forward looking statements by the use of words such as "outlook," "believe," "expect," "potential," "continue," "may," "should," "seek," "approximately," "predict," "intend," "will," "plan," "estimate," "anticipate," the negative version of these words, other comparable words or other statements that do not relate strictly to historical or factual matters. By their nature, forward-looking statements speak only as of the date they are made, are not statements of historical fact or guarantees of future performance and are subject to risks, uncertainties, assumptions or changes in circumstances that are difficult to predict or quantify. Our expectations, beliefs and projections are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that management's expectations, beliefs and projections will result or be achieved and actual results may vary materially from what is expressed in or indicated by the forward-looking statements.

There are a number of risks, uncertainties and other important factors that could cause our actual results to differ materially from the forward-looking statements contained in this Form 10-Q. Such risks, uncertainties and other important factors include, among others, the risks, uncertainties and factors set forth under the heading “Risk Factors” in our prospectus dated May 4, 2017, filed with the Securities and Exchange Commission (the “SEC”) on May 8, 2017 pursuant to Rule 424(b)(4) under the Securities Act (the “Prospectus”), and in this Form 10-Q, as such risk factors may be updated from time to time in our periodic filings with the SEC, which are accessible on the SEC’s website at www.sec.gov. Such risks and uncertainties include, but are not limited to, the following:

•	the general political, economic and competitive conditions in the United States and in any foreign jurisdictions in which we invest;

•	the level and volatility of prevailing interest rates and credit spreads;

•	adverse changes in the real estate and real estate capital markets;

•	general volatility of the securities markets in which we participate;

•	changes in our business, investment strategies or target assets;

•	difficulty in obtaining financing or raising capital;

•	reductions in the yield on our investments and increases in the cost of our financing;

•
acts of God such as hurricanes, earthquakes and other natural disasters, acts of war and/or terrorism and other events that may cause unanticipated and uninsured performance declines and/or losses to us or the owners and operators of the real estate securing our investments;

•	deterioration in the performance of properties securing our investments that may cause deterioration in the performance of our investments and potentially principal losses to us;

•	defaults by borrowers in paying debt service on outstanding indebtedness;

•	the adequacy of collateral securing our investments and declines in the fair value of our investments;

•	adverse developments in the availability of desirable investment opportunities whether they are due to competition, regulation or otherwise;

•	difficulty in successfully managing our growth, including integrating new assets into our existing systems;

•	the cost of operating our platform, including, but not limited to, the cost of operating a real estate investment platform and the cost of operating as a publicly traded company;

•	the availability of qualified personnel and our relationship with our Manager;

•	KKR controls us and its interests may conflict with those of our stockholders in the future;

•	our qualification as a REIT for U.S. federal income tax purposes and our exclusion from registration under the Investment Company Act; and

•
authoritative GAAP or policy changes from such standard-setting bodies such as the Financial Accounting Standards Board, the SEC, the IRS, the New York Stock Exchange and other authorities that we are subject to, as well as their counterparts in any foreign jurisdictions where we might do business.

There may be other factors that may cause our actual results to differ materially from the forward-looking statements, including factors disclosed under the sections entitled "Risk Factors" in our Prospectus and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Form 10-Q. You should evaluate all forward-looking statements made in this Form 10-Q in the context of these risks and uncertainties.

We caution you that the risks, uncertainties and other factors referenced above may not contain all of the risks, uncertainties and other factors that are important to you. In addition, we cannot assure you that we will realize the results, benefits or developments that we expect or anticipate or, even if substantially realized, that they will result in the consequences or affect us or our business in the way expected. All forward-looking statements in this Form 10-Q apply only as of the date made and are expressly qualified in their entirety by the cautionary statements included in this Form 10-Q and in other filings we make with the SEC. We undertake no obligation to publicly update or revise any forward-looking statements to reflect subsequent events or circumstances, except as required by law.

Except where the context requires otherwise, the terms "Company," "we," "us," "our" and "KREF" refer to KKR Real Estate Finance Trust Inc., a Maryland corporation, and its subsidiaries; "Manager" refers to KKR Real Estate Finance Manager LLC, a Delaware limited liability company, our external manager; and "KKR" refers to KKR & Co. L.P., a Delaware limited partnership, and its subsidiaries.

KKR REAL ESTATE FINANCE TRUST INC.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2017

PART I — FINANCIAL INFORMATION
ITEM I. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

KKR Real Estate Finance Trust Inc. and Subsidiaries

Condensed Consolidated Balance Sheets
(Amounts in thousands, except share and per share data)

	March 31, 2017	December 31, 2016
	(Unaudited)
Assets
Cash and cash equivalents	$153,624	$96,189
Restricted cash and cash equivalents	500	157
Commercial mortgage loans, held-for-investment, net	909,903	674,596
Commercial mortgage loans, held-for-sale, net	26,175	26,230
Preferred interest in joint venture, held-to-maturity	36,764	36,445
Equity investment in unconsolidated subsidiary	16	—
Accrued interest receivable	4,224	2,974
Other assets	5,332	2,728
Commercial mortgage loans held in variable interest entities, at fair value	5,447,026	5,426,084
Total Assets	$6,583,564	$6,265,403

Liabilities and Equity
Liabilities
Secured financing agreements, net	$586,935	$439,144
Accounts payable, accrued expenses and other liabilities	4,905	2,297
Accrued interest payable	742	593
Due to affiliates	262	1,728
Variable interest entity liabilities, at fair value	5,333,009	5,313,574
Total Liabilities	5,925,853	5,757,336

Commitments and Contingencies

Temporary Equity
Redeemable noncontrolling interests in equity of consolidated joint venture	3,039	3,030
Redeemable preferred stock	359	—

Permanent Equity
Preferred stock, 50,000,000 authorized (125 shares with stated value of $1,000.00 issued and outstanding as of March 31, 2017 and December 31, 2016 and 1 share with par value of $0.01 issued and outstanding as of March 31, 2017)	125	125
Common stock, 300,000,000 authorized (31,544,600 and 24,158,392 shares with par value of $0.01 issued and outstanding as of March 31, 2017 and December 31, 2016, respectively)	315	242
Additional paid-in capital	626,647	479,417
Retained earnings	19,823	17,914
Total KKR Real Estate Finance Trust Inc. stockholders’ equity	646,910	497,698
Noncontrolling interests in equity of consolidated joint venture	7,403	7,339
Total Permanent Equity	654,313	505,037
Total Liabilities and Equity	$6,583,564	$6,265,403

See Notes to Condensed Consolidated Financial Statements.

KKR Real Estate Finance Trust Inc. and Subsidiaries

Condensed Consolidated Statements of Operations (Unaudited)
(Amounts in thousands, except share and per share data)

	For the Three Months Ended March 31,
	2017	2016
Net Interest Income
Interest income	$12,906	$6,269
Interest expense	3,953	1,150
Total net interest income	8,953	5,119

Other Income
Change in net assets related to consolidated variable interest entities	4,610	(2,084)
Income from equity investment in unconsolidated subsidiary	16	—
Other income	164	61
Total other income (loss)	4,790	(2,023)

Operating Expenses
General and administrative	952	484
Management fees to affiliate	2,036	1,138
Incentive compensation to affiliate	—	277
Total operating expenses	2,988	1,899

Income (Loss) Before Income Taxes, Noncontrolling Interests and Preferred Dividends	10,755	1,197
Income tax expense	122	71
Net Income (Loss)	10,633	1,126
Redeemable Noncontrolling Interests in Income (Loss) of Consolidated Joint Venture	46	81
Noncontrolling Interests in Income (Loss) of Consolidated Joint Venture	210	184
Net Income (Loss) Attributable to KKR Real Estate Finance Trust Inc. and Subsidiaries	10,377	861
Preferred Stock Dividends	13	4
Net Income (Loss) Attributable to Common Stockholders	$10,364	$857

Net Income (Loss) Per Share of Common Stock, Basic and Diluted	$0.39	$0.06
Weighted Average Number of Shares of Common Stock Outstanding, Basic and Diluted	26,879,428	14,911,141

Dividends Declared per Share of Common Stock	$0.35	$0.36

See Notes to Condensed Consolidated Financial Statements.

KKR Real Estate Finance Trust Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Equity (Unaudited)

For the Three Months ended March 31, 2017 and 2016
(Amounts in thousands, except share data)

	Permanent Equity									Temporary Equity
	KKR Real Estate Finance Trust Inc.
	Preferred Stock		Common Stock
	Shares	Stated Value	Shares	Par Value	Additional Paid-In Capital	Retained Earnings	Total KKR Real Estate Finance Trust Inc. Stockholders' Equity	Noncontrolling Interests in Equity of Consolidated Joint Venture	Total Permanent Equity	Redeemable Noncontrolling Interests in Equity of Consolidated Joint Venture	Redeemable Preferred Stock
Balance at December 31, 2015	125	$125	13,636,416	$136	$272,518	$8,681	$281,460	$4,914	$286,374	$4,643	$—
Issuance of stock	—	—	2,000,000	20	39,980	—	40,000	—	40,000	—	—
Preferred dividends declared	—	—	—	—	—	(4)	(4)	—	(4)	—	—
Common dividends declared	—	—	—	—	—	(5,629)	(5,629)	—	(5,629)	—	—
Capital contributions	—	—	—	—	—	—	—	2,048	2,048	—	—
Capital distributions	—	—	—	—	—	—	—	—	—	(85)	—
Net income (loss)	—	—	—	—	—	861	861	184	1,045	81	—
Balance at March 31, 2016	125	$125	15,636,416	$156	$312,498	$3,909	$316,688	$7,146	$323,834	$4,639	$—

Balance at December 31, 2016	126	$125	24,158,392	$242	$479,417	$17,914	$497,698	$7,339	$505,037	$3,030	$—
Issuance of stock	—	—	7,386,208	73	147,291	—	147,364	—	147,364	—	359
Offering costs	—	—	—	—	(61)	—	(61)	—	(61)	—	—
Preferred dividends declared	—	—	—	—	—	(4)	(4)	—	(4)	—	(9)
Common dividends declared	—	—	—	—	—	(8,455)	(8,455)	—	(8,455)	—	—
Capital distributions	—	—	—	—	—	—	—	(146)	(146)	(37)	—
Net income (loss)	—	—	—	—	—	10,368	10,368	210	10,578	46	9
Balance at March 31, 2017	126	$125	31,544,600	$315	$626,647	$19,823	$646,910	$7,403	$654,313	$3,039	$359

See Notes to Condensed Consolidated Financial Statements.

KKR Real Estate Finance Trust Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)
(Amounts in thousands)

	For the Three Months Ended March 31,
	2017	2016
Cash Flows From Operating Activities
Net income (loss)	$10,633	$1,126
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of deferred debt issuance costs	435	377
Accretion of net deferred loan fees and discounts	(533)	(138)
Interest paid-in-kind	(318)	(680)
Change in noncash net assets of consolidated variable interest entities	(1,498)	4,794
(Income) from equity investment in unconsolidated subsidiary	(16)	—
Changes in operating assets and liabilities:
Accrued interest receivable, net	(1,249)	(331)
Other assets	(1,026)	42
Due to affiliates	(1,466)	(727)
Accounts payable, accrued expenses and other liabilities	2,561	(26)
Accrued interest payable	149	7
Net cash provided by operating activities	7,672	4,444

Cash Flows From Investing Activities
Proceeds from principal repayments of commercial mortgage loans, held-for-investment	—	812
Origination and purchase of commercial mortgage loans, held-for-investment	(234,719)	(5,282)
Purchases of commercial mortgage-backed securities	—	(36,351)
Investment in preferred interest in joint venture	—	(10,240)
Purchases of other capitalized assets	—	(382)
Net cash used in investing activities	(234,719)	(51,443)

See Notes to Condensed Consolidated Financial Statements.

KKR Real Estate Finance Trust Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)
(Amounts in thousands)

	For the Three Months Ended March 31,
	2017	2016
Cash Flows From Financing Activities
Proceeds from borrowings under secured financing agreements	147,000	—
Proceeds from issuances of common stock	147,723	40,000
Proceeds from noncontrolling interest contributions	—	2,048
Payments of common stock dividends	(8,455)	(5,629)
Payments of debt issuance costs	(291)	(912)
Payments of stock issuance costs	(969)	(72)
Payments of redeemable noncontrolling interest distributions	(37)	(85)
Payments of noncontrolling interest distributions	(146)	—
Net cash provided by financing activities	284,825	35,350

Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	57,778	(11,649)
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	96,346	26,686
Cash, Cash Equivalents, and Restricted Cash at End of Period	$154,124	$15,037

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest expense	$3,311	$767
Cash paid during the period for income tax expense	3	360

Supplemental Schedule of Non-Cash Investing and Financing Activities
Consolidation of variable interest entities (incremental assets and liabilities)	$—	$940,806
Dividend declared, not yet paid	13	4

See Notes to Condensed Consolidated Financial Statements.

KKR Real Estate Finance Trust Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollars in tables in thousands, except per share amounts)

Note 1. Business and Organization
KKR Real Estate Finance Trust Inc. (together with its subsidiaries, "KREF") is a Maryland corporation that was formed and commenced operations on October 2, 2014 as a mortgage "real estate investment trust" ("REIT") that focuses primarily on originating and acquiring senior loans secured by commercial real estate assets.

KREF has elected and intends to maintain its qualification to be taxed as a REIT under the requirements of the Internal Revenue Code of 1986, as amended (the "Internal Revenue Code"), for U.S. federal income tax purposes. As such, KREF will generally not be subject to U.S. federal income tax on that portion of its income that it distributes to stockholders if it distributes at least 90% of its REIT taxable income, determined without regard to the deduction for dividends paid and excluding any net capital gains. See Note 11 regarding taxes applicable to KREF.

KREF is externally managed by KKR Real Estate Finance Manager LLC ("KKR Manager"), a subsidiary of KKR & Co. L.P. (together with its subsidiaries, "KKR"), through a management agreement ("Management Agreement") pursuant to which the KKR Manager provides a management team and other professionals who are responsible for implementing KREF’s business strategy, subject to the supervision of KREF’s board of directors. For its services, the KKR Manager is entitled to management fees and incentive compensation, both defined in, and in accordance with the terms of, the Management Agreement (Note 9).

As of March 31, 2017, KKR beneficially owned 20,478,966 shares of KREF's common stock, of which 2.2 million shares were held by KKR on behalf of a third-party investor.

As of March 31, 2017, KREF's principal business activities related to the origination and purchase of credit investments related to commercial real estate. Management assesses performance of KREF's current portfolio of leveraged and unleveraged commercial mortgage loans and commercial mortgage-backed securities ("CMBS") as a whole and makes operating decisions accordingly. As a result, management presents KREF's operations within a single segment.

Note 2. Summary of Significant Accounting Policies
Basis of Presentation — The accompanying unaudited condensed consolidated financial statements and related notes of KREF are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and instructions to Form 10-Q. The condensed consolidated financial statements, including these notes, are unaudited and exclude some of the disclosures required in annual financial statements. Accordingly, certain information and footnote disclosures normally included in consolidated financial statements have been condensed or omitted. The condensed consolidated financial statements include the accounts of KREF and its consolidated subsidiaries, and all intercompany transactions and balances have been eliminated. In the opinion of management, all adjustments considered necessary for a fair presentation of KREF’s financial position, results of operations and cash flows have been included and are of a normal and recurring nature. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. These condensed consolidated financial statements should be read in conjunction with KREF’s prospectus dated May 4, 2017, filed with the Securities and Exchange Commission (the “SEC”) on May 8, 2017 pursuant to Rule 424(b)(4) under the Securities Act (the “Prospectus”).

Consolidation — KREF consolidates those entities for which (i) it controls significant operating, financial and investing decisions of the entity or (ii) management determines that KREF is the primary beneficiary of entities deemed to be variable interest entities ("VIEs").

Variable Interest Entities — VIEs are defined as entities in which equity investors do not have an interest with the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. A VIE is required to be consolidated only by its primary beneficiary, which is defined as the party that has the power to direct the activities of the VIE that most significantly impact its economic performance and that has the obligation to absorb losses of, or the right to receive benefits from, the VIE that could be potentially significant to the VIE (Note 6).

To assess whether KREF has the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance, KREF considers all the facts and circumstances, including its role in establishing the VIE and its ongoing rights and responsibilities. This assessment includes, first, identifying the activities that most significantly impact the VIE’s economic performance; and second, identifying which party, if any, has power to direct those activities. To assess whether KREF has the

KKR Real Estate Finance Trust Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollars in tables in thousands, except per share amounts)

obligation to absorb losses of, or the right to receive benefits from, the VIE that could potentially be significant to the VIE, KREF considers all of its economic interests and applies judgment in determining whether these interests, in the aggregate, are considered potentially significant to the VIE.

CMBS — KREF consolidates those trusts that issue beneficial ownership interests in mortgage loans secured by commercial real estate (commonly known as CMBS) when KREF holds a variable interest in, and management considers KREF to be the primary beneficiary of, those trusts. Management believes the performance of the assets that underlie CMBS issuances most significantly impacts the economic performance of the trust, and the primary beneficiary is generally the entity that conducts activities that most significantly impact the performance of the underlying assets. In particular, the most subordinate tranches of CMBS expose the holder to the greater variability of economic performance when compared to more senior tranches since the subordinate tranches absorb a disproportionately higher amount of the credit risk related to the underlying assets. Generally, a trust designates the most junior subordinate tranche outstanding as the controlling class, which entitles the holder of the controlling class to unilaterally appoint and remove the special servicer for the trust. The special servicer is responsible for the servicing and administration of delinquent and nonperforming loans as well as real estate owned ("REO") properties held as collateral delivered on foreclosed loans. While the special servicer cannot prevent losses, its services to the trust are designed to mitigate credit losses to holders of the CMBS.

For the trusts that KREF consolidates, KREF holds non-investment grade rated and unrated CMBS that represent the most subordinate tranches of the CMBS issued by those trusts, which include the controlling class. As the holder of the most subordinate tranche, KREF is in a first loss position and has the right to receive benefits. As the holder of the controlling class, KREF has the ability to unilaterally appoint and remove the special servicer for the trust. In these cases, management considers KREF to be the primary beneficiary and consolidates the CMBS trusts.

For VIEs in which management determines KREF is the primary beneficiary, all of the underlying assets, liabilities and equity of the trusts are recorded on KREF's books, and the initial investment, along with any associated unrealized holding gains and losses, are eliminated in consolidation. Similarly, the interest income earned from these trusts is eliminated in consolidation.

Management elected the fair value option for KREF's initial and subsequent recognition of the assets and liabilities of KREF's consolidated CMBS VIEs in order to provide users of the financial statements with better information regarding the effects of credit risk and other market factors on the CMBS beneficially held by KREF's stockholders. Since the changes in fair value include the interest income and interest expense associated with these CMBS VIEs, management does not consider the separate presentation of the components of fair value changes to be relevant. Management has elected to present these items in aggregate as "Other Income — Change in net assets related to consolidated variable interest entities" in the accompanying Condensed Consolidated Statements of Operations; the residual difference represents KREF's beneficial interest in the CMBS VIEs.

Management separately presents the assets and liabilities of KREF's consolidated VIEs as individual line items on KREF's Condensed Consolidated Balance Sheets for entities in which the VIEs assets can only be used to settle the VIE’s obligations. The liabilities of KREF's consolidated VIEs consist solely of obligations to the CMBS holders of the consolidated trusts, excluding CMBS held by KREF as such interests are eliminated in consolidation, and the interest accrued thereon, presented as "Liabilities — Variable interest entity liabilities, at fair value." The assets of KREF's consolidated VIEs consist principally of commercial mortgage loans and the interest accrued thereon, and are likewise presented as a single line item entitled "Assets — Commercial mortgage loans held in variable interest entities, at fair value."

Assets of a CMBS trust, as a whole, can only be used to settle the obligations of the consolidated CMBS VIE. The assets of KREF's CMBS VIEs are not individually accessible by, and obligations of the CMBS VIEs are not recourse to, the bondholders.

REO assets generally represent a small percentage of the overall asset pool of a CMBS trust. In a new issue CMBS trust there are no REO assets, and no REO existed in KREF's consolidated VIE assets as of March 31, 2017. KREF derives the fair value of its Level 3 CMBS VIE assets from its Level 3 CMBS VIE liabilities, which management considers to possess more observable market value data than the CMBS VIE assets. See "— Fair Value — Valuation of Consolidated VIEs" for additional discussion regarding management's valuation of consolidated CMBS VIEs.

Commercial Mezzanine Loan Joint Venture — KREF consolidates a joint venture that holds a portion of KREF's investments in commercial mezzanine loans, and in which a third-party owns a 5.0% redeemable noncontrolling interest (Note 6). Management determined the joint venture to be a VIE as the third party owners of the redeemable noncontrolling interest do not

KKR Real Estate Finance Trust Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollars in tables in thousands, except per share amounts)

have substantive participating or kick-out rights. KREF owns 95.0% of the equity interests in the joint venture and participates in the profits and losses. Management considers KREF to be the primary beneficiary of the joint venture as KREF holds decision-making power over the activities that most significantly impact the economic performance of the joint venture.

Preferred Interest in Joint Venture — KREF consolidates a joint venture that holds a lending agreement with an entity engaged in the construction of a multi-family tower, and in which a third-party owns a 20.0% noncontrolling interest (Note 4). Management determined the joint venture to be a VIE as the third-party owners of the noncontrolling interest do not have substantive participating or kick-out rights. KREF owns 80.0% of the equity interests in the joint venture and participates in the profits and losses. Management considers KREF to be the primary beneficiary of the joint venture as KREF holds decision-making power over the activities that most significantly impact the economic performance of the joint venture.

Noncontrolling Interests — Noncontrolling interests represent the ownership interests in certain consolidated subsidiaries held by entities or persons other than KREF. Those noncontrolling interests that allow the holder to redeem before liquidation or termination of the entity that issued those interests are considered redeemable noncontrolling interests.

The redeemable noncontrolling interests issued by subsidiaries of KREF are subject to certain restrictions and require KREF to transfer assets or issue equity to satisfy the redemption. As KREF does not control the circumstances under which the noncontrolling interests may redeem their interests, management considers these redeemable noncontrolling interests as temporary equity, presented as "Temporary Equity — Redeemable noncontrolling interests in equity of consolidated joint venture" in the accompanying Condensed Consolidated Balance Sheets and their share of "Net Income (Loss)" as "Redeemable Noncontrolling Interests in Income (Loss) of Consolidated Joint Venture" in the Condensed Consolidated Statements of Operations. KREF recorded the redeemable noncontrolling interests at fair value upon issuance by subsidiaries of KREF, and accretes to the redemption values at each subsequent reporting period date if KREF determines the noncontrolling interests are redeemable or probable to become redeemable. As of March 31, 2017, KREF determined that the redeemable noncontrolling interests were not currently redeemable or probable to become redeemable, and as a result did not adjust the value of the redeemable noncontrolling interests.

KREF reflects noncontrolling interests that are not redeemable as permanent equity that is not attributable to KREF's stockholders. KREF presents these interests as "Permanent Equity — Noncontrolling interests in equity of consolidated joint venture" in the accompanying Condensed Consolidated Balance Sheets and their share of "Net Income (Loss)" as "Noncontrolling Interests in Income (Loss) of Consolidated Joint Venture" in the Condensed Consolidated Statements of Operations.

Equity investment in unconsolidated subsidiary — Investments are accounted for under the equity method when KREF has significant influence over the operations of an investee, but KREF does not consolidate that investment. Equity method investments, for which management has not elected a fair value option, are initially recorded at cost and subsequently adjusted for KREF's share of net income or loss and cash contributions and distributions each period.

Management determined that its investment in the KKR Manager is an interest in a VIE as KREF did not have substantive participating or kick-out rights. KREF does not have the power to direct activities and the obligation to absorb losses of the KKR Manager that could be significant to the KKR Manager. KREF accounts for its investment in the KKR Manager using the equity method since KREF is not the primary beneficiary of the KKR Manager (Note 6).

Use of Estimates — The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Management makes subjective estimates to project cash flows KREF expects to receive on its investments in loans and securities as well as the related market discount rates, which significantly impacts the interest income, impairments, allowance for loan loss and fair values recorded or disclosed. Actual results could differ from those estimates.

Fair Value — GAAP requires the categorization of the fair value of financial instruments into three broad levels that form a hierarchy based on the transparency of inputs to the valuation.

Level 1	- Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date.

KKR Real Estate Finance Trust Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollars in tables in thousands, except per share amounts)

Level 2
-    Inputs are other than quoted prices that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar instruments in active markets, and inputs other than quoted prices that are observable for the asset or liability.

Level 3	- Inputs are unobservable for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability.

KREF follows this hierarchy for its financial instruments. The classifications are based on the lowest level of input that is significant to the fair value measurement.

Valuation Process — The KKR Manager reviews the valuation of Level 3 financial instruments as part of KKR's quarterly process. As of March 31, 2017, KKR’s valuation process for Level 3 measurements, as described below, subjected valuations to the review and oversight of various committees. KKR has a global valuation committee assisted by valuation subcommittees, including a real estate subcommittee that reviews and approves preliminary Level 3 valuations for certain real estate assets including the financial instruments held by KREF. The global valuation committee provides general oversight of the valuation subcommittees. The global valuation committee is responsible for coordinating and implementing KKR’s valuation process to ensure consistency in the application of valuation principles across portfolio investments and between periods. All valuations are subject to approval by the global valuation committee.

Valuation of Consolidated VIEs — Management categorizes the financial assets and liabilities of the CMBS trusts that KREF consolidates as Level 3 assets and liabilities in the fair value hierarchy and has elected the fair value option for financial assets and liabilities of each CMBS trust. Management has adopted the measurement alternative included in Accounting Standards Update ("ASU") No. 2014-13, Measuring the Financial Assets and the Financial Liabilities of a Consolidated Collateralized Financing Entity ("ASU 2014-13"). Pursuant to ASU 2014-13, management measures both the financial assets and financial liabilities of the CMBS trusts consolidated by KREF using the fair value of the financial liabilities, which management considers more observable than the fair value of the financial assets. As a result, KREF presents the CMBS issued by the consolidated trust, but not beneficially owned by KREF's stockholders, as financial liabilities in KREF's condensed consolidated financial statements, measured at their estimated fair value; KREF measures the financial assets as the total estimated fair value of the CMBS issued by the consolidated trust, regardless of whether such CMBS represent interests beneficially owned by KREF's stockholders. Under the measurement alternative prescribed by ASU 2014-13, KREF's "Net Income (Loss)" reflects the economic interests in the consolidated CMBS beneficially owned by KREF's stockholders, presented as "Change in net assets related to consolidated variable interest entities" in the Condensed Consolidated Statements of Operations, which includes applicable (i) changes in the fair value of CMBS beneficially owned by KREF, (ii) interest and servicing fees earned from the CMBS trust and (iii) other residual returns or losses of the CMBS trust, if any (Note 6).

Management categorizes the preferred interest and commercial mezzanine loans held by separate joint ventures, VIEs consolidated by KREF as primary beneficiary, as Level 3 assets in the fair value hierarchy as such assets are illiquid, structured instruments that are specific to the properties and their corresponding operating performance (Note 10).

Other Valuation Matters — For Level 3 financial assets originated, or otherwise acquired, and financial liabilities assumed during the calendar month immediately preceding a quarter end that were conducted in an orderly transaction with an unrelated party, management generally believes that the transaction price provides the most observable indication of fair value given the illiquid nature of these financial instruments, unless management is aware of any circumstances that may cause a material change in the fair value through the remainder of the reporting period. For instance, significant changes to the underlying property or its planned operations may cause material changes in the fair value of commercial mortgage loans acquired, or originated, by KREF.

KREF’s determination of fair value is based upon the best information available for a given circumstance and may incorporate assumptions that are management’s best estimates after consideration of a variety of internal and external factors. When an independent valuation firm expresses an opinion on the fair value of a financial instrument in the form of a range, management selects a value within the range provided by the independent valuation firm, generally the midpoint, to assess the reasonableness of management’s estimated fair value for that financial instrument.

See Note 10 for additional information regarding the valuation of KREF's financial assets and liabilities.

KKR Real Estate Finance Trust Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollars in tables in thousands, except per share amounts)

Sales of Financial Assets and Financing Agreements — KREF will, from time to time, sell loans, securities and other assets as well as finance assets in the form of secured borrowings. In each case, management evaluates whether the transaction constitutes a sale through legal isolation of the transferred financial asset from KREF, the ability of the transferee to pledge or exchange the transferred asset without constraint and the transfer of control of the transferred asset. For transfers that constitute sales, KREF (i) recognizes the financial assets it retains and liabilities it has incurred, if any, (ii) derecognizes the financial assets it has sold, and derecognizes liabilities when extinguished and (iii) recognizes a realized gain, or loss, based upon the excess, or deficient, proceeds received over the carrying value of the transferred asset. KREF does not recognize a gain, or loss, on interests retained, if any, where management elected the fair value option prior to sale.

Balance Sheet Measurement

Cash, Cash Equivalents and Restricted Cash and Cash Equivalents — KREF considers cash equivalents as highly liquid short-term investments with maturities of 90 days or less when purchased. Substantially all amounts on deposit with major financial institutions exceed insured limits.

As of March 31, 2017 and December 31, 2016, KREF held 0.5 million and 0.2 million, respectively, of restricted cash related to good faith deposits and surety bond deposits. KREF receives good faith deposits from potential borrowers when originating or acquiring commercial mortgage loans, which KREF must return to the borrower in the event of a successful transaction or use to pay the costs it incurs in the event of a broken deal. Management considers these deposits restricted until the good faith deposit is returned to the borrower or management considers the deal broken.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Condensed Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Condensed Consolidated Statements of Cash Flows.

	March 31, 2017	December 31, 2016
Cash and cash equivalents	$153,624	$96,189
Restricted cash and cash equivalents	500	157
Total cash, cash equivalents and restricted cash and cash equivalents shown in the Condensed Consolidated Statements of Cash Flows	$154,124	$96,346

KREF must also maintain sufficient cash and cash equivalents to satisfy liquidity covenants related to its secured financing agreements. However, such amounts are not restricted from use in KREF's current operations, and KREF does not present these cash and cash equivalents as restricted. As of March 31, 2017 and December 31, 2016, KREF was required to maintain unrestricted cash and cash equivalents of at least $14.8 million and $11.1 million, respectively, to satisfy its liquidity covenants (Note 5).

Commercial Mortgage Loans Held‑For‑Investment and Provision for Loan Losses — Loans that are held‑for‑investment are carried at their aggregate outstanding face amount, net of applicable (i) unamortized origination or acquisition premiums and discounts, (ii) unamortized deferred nonrefundable fees and other direct loan origination costs, (iii) allowance for loan losses and (iv) charge-offs or write-downs of impaired loans. If a loan is determined to be impaired, management writes down the loan through a charge to the provision for loan losses. See "— Expense Recognition — Loan Impairment" for additional discussion regarding management’s determination for loan losses. KREF applies the effective interest method to amortize origination or acquisition premiums and discounts and deferred nonrefundable fees or other direct loan origination costs. Loans for which management elects the fair value option at the time of origination, or acquisition, are carried at fair value on a recurring basis (Note 3).

Commercial Mortgage Loans Held‑For‑Sale — Loans that KREF originates, or acquires, which KREF is unable to hold, or management intends to sell or otherwise dispose of, in the foreseeable future are classified as held‑for‑sale and are carried at the lower of amortized cost or fair value (Note 3).

Preferred Interest in Joint Venture Held-To-Maturity — KREF invests in preferred equity issued by a limited liability company engaged in commercial real estate activities that KREF accounts for as a debt security. Management intends, and believes KREF has the ability, to hold this investment until maturity. Accordingly, KREF presents this preferred interest in joint venture held‑to‑maturity for which management did not elect the fair value option, at cost, net of unamortized premiums and discounts;

KKR Real Estate Finance Trust Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollars in tables in thousands, except per share amounts)

KREF applies the effective interest method to amortize applicable premiums and discounts through interest income. In the event that the fair value of the preferred interest in joint venture held‑to‑maturity is less than its amortized cost, management considers whether the unrealized holding loss represents an other-than-temporary impairment ("OTTI"). If management does not expect to recover the carrying value of the preferred interest in joint venture held-to-maturity based on future expected cash flows, an OTTI exists and KREF reduces the carrying value by the impairment amount, recognizes the portion of the impairment related to credit factors in earnings and the portion of the impairment related to other factors in accumulated other comprehensive income. For the three months ended March 31, 2017 and March 31, 2016, KREF had not recognized an OTTI related to its investment in preferred interest in joint venture held-to-maturity (Note 4).

Secured Financing Agreements — KREF's secured financing agreements are treated as collateralized financing transactions and consist of floating rate, uncommitted repurchase facilities carried at their contractual amounts, net of unamortized debt issuance costs (Note 5).

Other Assets and Accounts Payable, Accrued Expenses and Other Liabilities — Other assets and liabilities are comprised of the following:

	Other Assets			Accounts Payable, Accrued Expenses And Other Liabilities
	March 31,	December 31,		March 31,	December 31,
	2017	2016		2017	2016
Deferred stock issuance costs	$4,021	$1,326	Accounts payable	$2,556	$1,538
Deferred debt issuance costs, net(A)	1,288	448	Accrued stock issuance costs	1,805	60
Due from affiliates	13	360	Accrued expenses	341	558
Other assets	10	30	Income taxes payable	116	141
Accounts receivable	—	542	Deferred revenue	87	—
Prepaid expenses, net	—	22
	$5,332	$2,728		$4,905	$2,297

(A)
Deferred debt issuance costs related to undrawn repurchase facilities are presented net of accumulated amortization of $0.1 million and $0.0 million as of March 31, 2017 and December 31, 2016, respectively.

Special Non-Voting Preferred Stock ("SNVPS") — Equity instruments that are redeemable for cash or other assets are classified as temporary equity if the instrument is redeemable, at the option of the holder, at a fixed or determinable price on a fixed or determinable date or upon the occurrence of an event that is not solely within the control of the issuer. Redeemable equity instruments are initially carried at the fair value of the equity instrument at the issuance date, which is subsequently adjusted at each balance sheet date if the instrument is currently redeemable. The fair value of the instrument is adjusted to reflect the instrument’s redemption amount at each balance sheet date if KREF determines the SNVPS is redeemable or it is probable that the SNVPS will become redeemable. KREF accounted for the SNVPS as redeemable preferred stock since a third-party holds a redemption option, exercisable after May 5, 2018, and such redemption is not solely within KREF’s control. As of March 31, 2017, KREF determined that the SNVPS was not currently redeemable or it was not probable that the SNVPS would become redeemable, and did not adjust its value as a result. KREF presents the SNVPS as “Temporary Equity — Redeemable preferred stock” in the accompanying Condensed Consolidated Balance Sheets (Note 7).

Income Recognition

Interest Income — Loans where management expects to collect all contractually required principal and interest payments are considered performing loans. KREF accrues interest income on performing loans based on the outstanding principal amount and contractual terms of the loan. Interest income also includes origination fees and direct loan origination costs for loans that KREF originates, but where management did not elect the fair value option, as a yield adjustment using the effective interest method over the loan term. KREF expenses origination fees and direct loan origination costs for loans acquired, but not originated, by KREF as well as loans for which management elected the fair value option, as incurred. KREF also includes interest income arising from its preferred interest in joint venture held-to-maturity.

Realized Gain (Loss) on Sale of Investments — KREF recognizes the excess, or deficiency, of net proceeds received, less the net carrying value of such investments, as realized gains or losses, respectively. KREF reverses cumulative, unrealized gains or

KKR Real Estate Finance Trust Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollars in tables in thousands, except per share amounts)

losses previously reported in its Condensed Consolidated Statements of Operations with respect to the investment sold at the time of sale.

Expense Recognition

Loan Impairment — Management performs a quarterly evaluation for impairment of loans classified as held‑for‑investment on a loan-by-loan basis. If management deems that it is probable that KREF will be unable to collect all amounts owed according to the contractual terms of a loan, impairment of that loan is indicated. If management considers a loan to be impaired, management establishes an allowance for loan losses, through a valuation provision in earnings, that reduces the carrying value of the loan to the present value of expected future cash flows discounted at the loan’s contractual effective rate or the fair value of the collateral, if repayment is expected solely from the collateral. Significant judgment is required in determining impairment and in estimating the resulting loss allowance, and actual losses, if any, could materially differ from those estimates.

Management considers loans to be past due when a monthly payment is due and unpaid for 60 days or more. Loans are placed on nonaccrual status and considered non-performing when full payment of principal and interest is in doubt, which generally occurs when principal or interest is 120 days or more past due unless the loan is both well secured and in the process of collection. Management may return a loan to accrual status when repayment of principal and interest is reasonably assured under the terms of the restructured loan. As of March 31, 2017, KREF did not hold any loans that management placed on nonaccrual status or otherwise considered past due.

In addition to reviewing for impairment, commercial mortgage loans held-for-investment, management evaluates KREF's commercial mortgage loans to determine if an allowance for loan loss should be established. In conjunction with this review, management assesses the risk factors of each loan, and assigns a risk rating based on a variety of factors, including, without limitation, underlying real estate performance and asset value, values of comparable properties, durability and quality of property cash flows, sponsor experience and financial wherewithal, and the existence of a risk-mitigating loan structure. Additional key considerations include loan-to-value ratios, debt service coverage ratios, loan structure, real estate and credit market dynamics, and risk of default or principal loss. Based on a five-point scale, KREF's loans are rated "1" through "5," from less risk to greater risk, which ratings are defined as follows:

1 – Very Low Risk

2 – Low Risk

3 – Average Risk

4 – High Risk/Potential for Loss: A loan that has a risk of realizing a principal loss.

5 – Impaired/Loss Likely: A loan that has a very high risk of realizing a principal loss or has otherwise incurred a principal loss.

As of March 31, 2017, the average risk rating of KREF's portfolio was 3 (Average Risk), weighted by investment carrying value, with 98.2% of commercial mortgage loans held-for-investment rated 3 (Average Risk) or better by the KKR Manager. As of March 31, 2017 and December 31, 2016, no investments were rated 5 (Impaired/Loss Likely).

As of March 31, 2017 and December 31, 2016, management did not establish an allowance for loan loss for commercial mortgage loans held-for-investment (Note 3).

Interest Expense — Management expenses contractual interest due in accordance with KREF's financing agreements as incurred.

Deferred Debt Issuance Costs — Management capitalizes and amortizes deferred debt facility costs incurred when entering repurchase agreements on a straight-line basis over the expected term of the facility and incremental costs incurred when KREF draws on those facilities using the effective interest method over the expected term of the draw. KREF presents such expensed amounts, as well as deferred amounts written off, as additional interest expense in its Condensed Consolidated Statements of Operations.

KKR Real Estate Finance Trust Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollars in tables in thousands, except per share amounts)

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU No. 2014-09, Revenues from Contracts with Customers (Topic 606). The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which it expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under current guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The ASU is effective for KREF in the first quarter of 2018. Early adoption is permitted. Entities have the option of using either a full retrospective or a modified approach to adopt the guidance in the ASU. KREF does not expect the adoption of this new guidance to have a material impact on its condensed consolidated financial statements.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10) - Recognition and Measurement of Financial Assets and Financial Liabilities. The standard: (i) requires that certain equity investments be measured at fair value, and modifies the assessment of impairment for certain other equity investments, (ii) changes certain disclosure requirements related to the fair value of financial instruments measured at amortized cost, (iii) changes certain disclosure requirements related to liabilities measured at fair value, (iv) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset, and (v) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. ASU No. 2016-01 is effective for KREF in the first quarter of 2018. Early adoption is permitted subject to certain application guidance. An entity should apply ASU No. 2016-01 by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. KREF is currently evaluating the new guidance to determine the impact it may have on its condensed consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses. The standard amends the existing credit loss model to reflect a reporting entity's current estimate of all expected credit losses and requires a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at a net amount expected to be collected through deduction of an allowance for credit losses from the amortized cost basis of the financial asset(s). ASU No. 2016-13 is effective for KREF in the first quarter of 2020. Early adoption is permitted beginning in the first quarter of 2019. KREF is currently evaluating the new guidance to determine the impact it may have on its condensed consolidated financial statements.

The FASB has recently issued or discussed a number of proposed standards on such topics as consolidation, financial statement presentation, financial instruments, restricted cash and hedging. Some of the proposed changes are significant and could have a material impact on KREF’s reporting. KREF has not yet fully evaluated the potential impact of these proposals, but will make such an evaluation as the standards are finalized.

KKR Real Estate Finance Trust Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollars in tables in thousands, except per share amounts)

Note 3. Commercial Mortgage Loans
KREF recognizes its investments in commercial mortgage loans based on management's intent, and KREF's ability, to hold those investments through their contractual maturity. Management classifies those loans that management does not intend to sell in the foreseeable future, and KREF is able to hold until maturity, as held-for-investment. See Note 2 for additional information regarding KREF's accounting for its investments in commercial mortgage loans. The following table summarizes KREF's investments in commercial mortgage loans as of March 31, 2017 and December 31, 2016:

				Weighted Average
Loan Type	Outstanding Face Amount	Carrying Value	Loan Count	Floating Rate Loan %(A)	Coupon(A)	Yield(B)	Life (Years)(B)(C)
March 31, 2017
Loans held-for-investment
Senior loans	$863,266	$854,078	10	100.0%	5.4%	5.4%	4.1
Mezzanine loans(D)	55,932	55,825	3	100.0	10.5	10.5	2.7
	919,198	909,903	13	100.0	5.7	5.8	4.0
Loans held-for-sale
Mezzanine loans(D)	26,230	26,175	6	—	10.6	10.7	6.3
	26,230	26,175	6	—	10.6	10.7	6.3
	$945,428	$936,078	19	97.2	5.8	5.9	4.1
December 31, 2016
Loans held-for-investment
Senior loans	$625,638	$618,779	7	100.0%	4.4%	6.5%	4.0
Mezzanine loans	55,932	55,817	3	100.0	9.5	11.5	2.9
	681,570	674,596	10	100.0	4.8	6.9	3.9
Loans held-for-sale
Mezzanine loans	26,230	26,230	6	—	10.6	11.3	6.5
	26,230	26,230	6	—	10.6	11.3	6.5
	$707,800	$700,826	16	96.3	5.0	7.1	4.0

(A)	Average weighted by outstanding face amount of loan. Weighted average coupon assumes applicable floating benchmark rates as of March 31, 2017.

(B)	Average weighted by carrying value of loan. Weighted average yield assumes applicable floating benchmark rates as of March 31, 2017.

(C)	The weighted average life of each loan is based on the expected timing of the receipt of contractual cash flows.

(D)
A joint venture consolidated as a VIE in which a third-party owns a 5.0% redeemable noncontrolling interest (Note 6) holds (i) one commercial mezzanine loan, held-for-investment, with a $35.0 million outstanding face amount and carrying value and (ii) six commercial mezzanine loans, held-for-sale, with a $26.2 million outstanding face amount and carrying value as of March 31, 2017.

As of March 31, 2017 and December 31, 2016, management had not established a loan loss allowance for KREF's investments in commercial mortgage loans held-for-investment as management expected to collect contractual cash flows in the foreseeable future and substantially all such loans were valued above their carrying amount as of March 31, 2017 and December 31, 2016 (Note 10).

KKR Real Estate Finance Trust Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollars in tables in thousands, except per share amounts)

Concentration of Credit Risk — The following tables present the geographies and property types of collateral underlying KREF's commercial mortgage loans as a percentage of the loans' carrying values, net of noncontrolling interests:

Loans Held-for-Investment

	March 31, 2017	December 31, 2016		March 31, 2017	December 31, 2016
Geography			Collateral Property Type
New York	29.9%	25.9%	Office	40.0%	39.2%
California	15.2	20.3	Retail	27.7	37.2
Oregon	13.1	17.6	Multifamily	21.3	8.8
Colorado	8.2	—	Industrial	7.3	9.8
Washington D.C.	8.1	10.6	Hospitality	3.7	5.0
Georgia	7.3	9.8	Total	100.0%	100.0%
Texas	6.4	—
Tennessee	5.9	7.9
Florida	3.8	5.1
Illinois	1.8	2.4
South Carolina	0.2	0.2
Alabama	0.1	0.2
Total	100.0%	100.0%

Loans Held-for-Sale

	March 31, 2017	December 31, 2016		March 31, 2017	December 31, 2016
Geography			Collateral Property Type
Florida	30.5%	30.5%	Multifamily	32.2%	32.2%
California	21.2	21.2	Hospitality	30.5	30.5
Michigan	16.3	16.3	Retail	21.0	21.0
Texas	11.1	11.1	Office	16.3	16.3
Iowa	8.9	8.9	Total	100.0%	100.0%
Illinois	5.9	5.9
Oklahoma	3.9	3.9
Missouri	2.2	2.2
Total	100.0%	100.0%

Activities — Activities related to the carrying value of KREF’s commercial mortgage loans were as follows:

	Held-for-Investment	Held-for-Sale	Total
Balance at December 31, 2016	$674,596	$26,230	$700,826
Purchases and originations, net(A)	234,719	—	234,719
Accretion of loan discount and other amortization, net(B)	588	(55)	533
Balance at March 31, 2017	$909,903	$26,175	$936,078

(A)	Net of applicable premiums, discounts and deferred loan origination costs.

(B)	Includes amortization and accretion of applicable premiums, discounts and deferred loan origination costs.

KKR Real Estate Finance Trust Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollars in tables in thousands, except per share amounts)

Note 4. Preferred Interest in Joint Venture

During 2015, KREF invested in a joint venture that entered into a lending agreement with an entity engaged in the construction of a multi-family tower. The consolidated joint venture classifies that lending agreement as a debt security held-to-maturity. See Note 2 for additional information regarding KREF's accounting for the joint venture's investment treated as a debt security under GAAP. The following table summarizes the joint venture's investment as of March 31, 2017 and December 31, 2016:

	March 31, 2017							December 31, 2016
			Gross Unrealized Holding
Investment	Outstanding Face Amount	Amortized Cost Basis	Gains	Losses	Total OTTI	Net Carrying Amount	Fair Value	Net Carrying Amount
Preferred interest in joint venture, held-to-maturity(A)	$36,764	$36,764	$—	$—	$—	$36,764	$36,764	$36,445
	$36,764	$36,764	$—	$—	$—	$36,764	$36,764	$36,445

(A)
The preferred interest has a preferred return between 3.5% and LIBOR plus 7.0%, subject to a LIBOR floor of 1.0%, and initially matures in February 2020. The borrower may extend the maturity to February 2022, subject to certain conditions and rate increases of LIBOR plus 8.0% and LIBOR plus 9.0% in each extension year.

KKR Real Estate Finance Trust Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollars in tables in thousands, except per share amounts)

Note 5. Debt

The following table summarizes KREF's secured financing agreements and other consolidated debt obligations in place as of March 31, 2017 and December 31, 2016:

	March 31, 2017											December 31, 2016
	Facility							Collateral				Facility
						Weighted Average(B)
	Month Issued	Outstanding Face Amount	Carrying Value(A)	Maximum Facility Size	Final Stated Maturity	Funding Cost	Life (Years)	Outstanding Face Amount	Amortized Cost Basis	Carrying Value	Weighted Average Life (Years)(C)	Carrying Value(A)
Secured Financing Agreements(D)
Wells Fargo(E)	Oct 2015	$309,900	$307,290	$500,000	Oct 2021	3.3%	1.7	$438,478	$434,105	$434,105	4.2	$262,883
Morgan Stanley(F)	Dec 2016	252,682	250,941	500,000	Dec 2020	3.6	2.6	349,038	345,065	345,065	4.7	177,764
JP Morgan(G)	Oct 2015	—	(1,296)	250,000	Oct 2018	0.5	0.0	n.a.	n.a.	n.a.	n.a.	(1,503)
Goldman Sachs(H)	Sep 2016	30,000	30,000	250,000	Sep 2019	3.6	1.9	75,750	74,908	74,908	4.9	—
		592,582	586,935	1,500,000		3.4	2.1					439,144
VIE Liabilities
CMBS(I)	Various	5,033,439	5,333,009	n.a.	Mar 2048 to Feb 2049	4.4	7.9	5,342,597	n.a.	5,447,026	7.9	5,313,574
		5,033,439	5,333,009	n.a.		4.4	7.9					5,313,574
Total / Weighted Average		$5,626,021	$5,919,944	$1,500,000		4.3	7.3					$5,752,718

(A)	Net of $5.6 million and $6.4 million unamortized debt issuance costs as of March 31, 2017 and December 31, 2016, respectively.

(B)	Average weighted by the outstanding face amount of borrowings.

(C)	Average based on the fully extended loan maturity, weighted by the outstanding face amount of the collateral.

(D)
Borrowings under these repurchase agreements are collateralized by senior loans, held-for-investment, and bear interest equal to the sum of (i) a floating rate index, subject to a floor of no less than zero, equal to one-month LIBOR, or an index approximating LIBOR, and (ii) a margin, based on the collateral. As of March 31, 2017 and December 31, 2016, the percentage of the outstanding face amount of the collateral sold and not borrowed under these repurchase agreements, or average "haircut" weighted by outstanding face amount of collateral, was 31.4% and 28.8%, respectively (or 25.7% and 25.9%, respectively, if KREF had borrowed the maximum amount approved by its repurchase agreement counterparties as of such dates).

(E)
The current stated maturity of the facility is October 2018, which does not reflect three, twelve-month facility term extensions available to KREF, which is contingent upon certain covenants and thresholds and, even if such covenants and thresholds are satisfied, is at the sole discretion of Wells Fargo Bank, National Association ("Wells Fargo"). In September 2016, KREF and Wells Fargo amended the repurchase agreement to increase the maximum facility size from $250.0 million to $500.0 million. As of March 31, 2017, the collateral-based margin was between 1.85% and 2.15%. Refer to Note 12 for a discussion of activities related to this facility subsequent to March 31, 2017.

(F)
In December 2016, KREF entered into a $500.0 million repurchase facility with Morgan Stanley Bank, N.A. ("Morgan Stanley"). The current stated maturity of the facility is December 2019, which does not reflect one, twelve-month facility term extension available to KREF, which is contingent upon certain covenants and thresholds and, even if such covenants and thresholds are satisfied, is at the sole discretion of Morgan Stanley. As of March 31, 2017, the collateral-based margin was between 2.25% and 2.35%.

(G)
The current stated maturity of the facility is October 2018, which does not reflect facility term extensions available to KREF at the discretion of JPMorgan Chase Bank, National Association ("JP Morgan"). In December 2016, KREF used the $500.0 million repurchase facility with Morgan Stanley to repurchase all of the senior loans financed by the master repurchase facility with JP Morgan. The negative carrying value reflects unamortized debt issuance costs presented in KREF's Condensed Consolidated Balance Sheets as a direct deduction from the carrying amount of the recognized debt liability in accordance with ASU 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.

(H)
In September 2016, KREF entered into a $250.0 million repurchase facility with Goldman Sachs Bank USA ("Goldman Sachs"). The facility has a revolving period of one year, and a three-year term on a per-asset basis as those assets are pledged to the facility. As of March 31, 2017, the carrying value excluded $0.4 million unamortized debt issuance costs presented as " — Other assets" in KREF's Condensed Consolidated Balance Sheets. As of March 31, 2017, the collateral-based margin was 2.5%.

(I)
Facility amounts represent CMBS issued by five trusts that KREF consolidates, but that are not beneficially owned by KREF's stockholders. The facility and collateral carrying amounts included $19.0 million accrued interest payable and $20.0 million accrued interest receivable as of March 31, 2017. As of December 31, 2016, the facility and collateral carrying amounts included $18.8 million accrued interest payable and $19.9 million accrued interest receivable. The final stated maturity date represents the rated final distribution date of CMBS issued by trusts that KREF consolidates, but that are not beneficially owned by KREF's stockholders.

KKR Real Estate Finance Trust Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollars in tables in thousands, except per share amounts)

As of March 31, 2017 and December 31, 2016, KREF had outstanding repurchase agreements where the amount at risk with any individual counterparty, or group of related counterparties, exceeded 10.0% of KREF’s stockholders' equity. The amount at risk under repurchase agreements is the net counterparty exposure, defined as the excess of the carrying amount (or market value, if higher than the carrying amount) of the assets sold under agreement to repurchase, including accrued interest plus any cash or other assets on deposit to secure the repurchase obligation, over the amount of the repurchase liability, adjusted for accrued interest. The following table summarizes certain characteristics of KREF's repurchase agreements where the amount at risk with any individual counterparty, or group of related counterparties, exceeded 10.0% of KREF’s stockholders' equity as of March 31, 2017 and December 31, 2016:

	Outstanding Face Amount	Net Counterparty Exposure	Percent of Stockholders' Equity	Weighted Average Life (Years)(A)
March 31, 2017
Wells Fargo Bank, National Association	$309,900	$130,098	20.1%	1.7
Morgan Stanley Bank, N.A.	252,682	95,928	14.8%	2.6
Total / Weighted Average	$562,582	$226,026	34.9%	2.1
December 31, 2016
Wells Fargo, National Association	$265,650	$107,664	21.6%	2.0
Morgan Stanley Bank, N.A.	179,932	65,533	13.2%	3.0
Total / Weighted Average	$445,582	$173,197	34.8%	2.4

(A)	Average weighted by the outstanding face amount of borrowings under the secured financing agreement.

Debt obligations included in the tables above are obligations of KREF’s consolidated subsidiaries, which own the related collateral, and such collateral is generally not available to other creditors of KREF. In particular, holders of CMBS, including KREF, are unable to directly own the mortgages, properties or other collateral held by the issuing trust that KREF presents as "Assets — Commercial mortgage loans held in variable interest entities, at fair value" in its Condensed Consolidated Balance Sheets.

While KREF is generally not required to post margin under repurchase agreement terms for changes in general capital market conditions such as changes in credit spreads or interest rates, KREF may be required to post margin for changes in conditions specific to loans that serve as collateral for those repurchase agreements. Such changes may include declines in the appraised value of property that secures a loan or a negative change in the borrower's ability or willingness to repay a loan. To the extent that KREF is required to post margin, KREF's liquidity could be significantly impacted. Both KREF and its lenders work cooperatively to monitor the performance of the properties and operations related to KREF's loan investments to mitigate investment-specific credit risks. Additionally, KREF incorporates terms in the loans it originates to further mitigate risks related to loan nonperformance.

Activities — Activities related to the carrying value of KREF’s secured financing agreements and other consolidated debt obligations were as follows:

	Secured financing agreements, net	Variable interest entity liabilities, at fair value	Total
Balance at December 31, 2016	$439,144	$5,313,574	$5,752,718
Principal borrowings	147,000	—	147,000
Principal repayments	—	(8,941)	(8,941)
Deferred debt issuance costs	(144)	—	(144)
Amortization of deferred debt issuance costs	392	—	392
Fair value adjustment	—	27,771	27,771
Other(A)	543	605	1,148
Balance at March 31, 2017	$586,935	$5,333,009	$5,919,944

(A)    Amounts principally consist of changes in accrued interest payable.

KKR Real Estate Finance Trust Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollars in tables in thousands, except per share amounts)

Maturities — KREF’s secured financing agreements and other consolidated debt obligations in place as of March 31, 2017 had current contractual maturities as follows:

Year	Nonrecourse(A)	Recourse(B)	Total
2017	$29,333	$75,000	$104,333
2018	49,610	87,900	137,510
2019	61,593	312,682	374,275
2020	455,101	117,000	572,101
2021	75,545	—	75,545
Thereafter	4,362,257	—	4,362,257
	$5,033,439	$592,582	$5,626,021

(A)	Amounts related to consolidated CMBS VIE liabilities that represent securities not beneficially owned by KREF's stockholders.

(B)	Amounts borrowed subject to a maximum 25.0% recourse limit.

Covenants — KREF is required to comply with customary loan covenants and event of default provisions related to its secured financing agreements, including, but not limited to, negative covenants relating to restrictions on operations with respect to KREF’s status as a REIT, and financial covenants. Such financial covenants include an interest income to interest expense ratio covenant (1.5 to 1.0); a minimum consolidated tangible net worth covenant (75.0% of the aggregate cash proceeds of any equity issuances made and any capital contributions received by KREF and certain subsidiaries); a cash liquidity covenant (the greater of $10.0 million or 10.0% of KREF's recourse indebtedness); and a total indebtedness covenant (75.0% of KREF's total assets, net of VIE liabilities). As of March 31, 2017 and December 31, 2016, KREF was in compliance with its financial loan covenants.

Note 6. Variable Interest Entities

CMBS — KREF's stockholders beneficially owned CMBS with an unpaid principal balance and fair value of $309.2 million and $113.0 million, respectively, as of March 31, 2017.

KREF was required to consolidate each of the five trusts from the date of acquisition through March 31, 2017 since KREF retained the controlling class and management determined KREF was the primary beneficiary of those trusts. Further, management irrevocably elected the fair value option for each of the five trusts and carries the fair values of the trusts' assets and liabilities at fair value in its Condensed Consolidated Balance Sheets; recognizes changes in the trusts' net assets, including fair value adjustments, in its Condensed Consolidated Statements of Operations; and records cash interest received from the trusts, net of cash interest paid to CMBS not beneficially owned by KREF, as operating cash flows. As of March 31, 2017, KREF recognized trust assets and liabilities of $5.4 billion, including $20.0 million of accrued interest receivable, and $5.3 billion, including $19.0 million of accrued interest payable but excluding amounts eliminated in consolidation, respectively, at their fair values.

For the three months ended March 31, 2017, the $4.6 million of "Other Income — Change in net assets related to consolidated variable interest entities" in the accompanying Condensed Consolidated Statements of Operations principally consists of $3.1 million of interest earned, net of amounts that KREF does not expect to collect, and $1.5 million of unrealized gain (loss) on KREF's investments in CMBS in which KREF stockholders hold a beneficial interest.

See Note 10 for additional information regarding the valuation of financial assets and liabilities held by KREF's consolidated VIEs.

Concentration of Credit Risk — The following tables present the geographies and property types of collateral underlying the CMBS trusts consolidated by KREF, as a percentage of the collateral unpaid principal balance and weighted by the fair value of the CMBS beneficially owned by KREF's stockholders:

KKR Real Estate Finance Trust Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollars in tables in thousands, except per share amounts)

	March 31, 2017	December 31, 2016		March 31, 2017	December 31, 2016
Geography			Collateral Property Type
California	23.1%	23.0%	Office	26.3%	26.3%
Texas	12.7	12.7	Retail	25.2	25.2
New York	9.2	9.2	Hospitality	15.1	15.1
Illinois	7.0	7.1	Multifamily	10.6	10.6
Florida	5.5	5.5	Industrial	9.6	9.6
Missouri	4.6	4.6	Mixed Use	7.0	7.0
Pennsylvania	4.5	4.5	Self Storage	3.1	3.1
Georgia	3.0	3.0	Mobile Home	2.7	2.7
Michigan	2.7	2.7	Other	0.4	0.4
Ohio	2.5	2.5	Total	100.0%	100.0%
Other U.S.	25.2	25.2
Total	100.0%	100.0%

Commercial Mezzanine Loan Joint Venture — KREF holds a 95.0% interest, and is the primary beneficiary of, a joint venture consolidated as a VIE that invests in commercial mezzanine loans (Note 3). As of March 31, 2017, the joint venture held one loan with an amortized cost basis of $35.0 million, presented within "Assets — Commercial mortgage loans, held-for-investment, net" in the accompanying Condensed Consolidated Balance Sheets and six loans with an amortized cost basis of $26.2 million, presented as "Assets — Commercial mortgage loans, held-for-sale, net" in the accompanying Condensed Consolidated Balance Sheets. As of March 31, 2017, the joint venture did not have any liabilities.

Preferred Interest in Joint Venture — KREF is the primary beneficiary of a consolidated VIE, a joint venture that entered into a lending agreement with an entity engaged in the construction of a multi-family tower, in which KREF holds an 80.0% interest (Note 4). As of March 31, 2017, the joint venture held the lending agreement with an amortized cost basis of $36.8 million, presented as "Assets — Preferred interest in joint venture, held-to-maturity" in the accompanying Condensed Consolidated Balance Sheets, and did not have any liabilities.

Equity Investment in Unconsolidated Subsidiary — As of March 31, 2017, the non-voting limited liability company interests issued by the KKR Manager, a VIE, and held by a taxable REIT subsidiary ("TRS") of KREF for the benefit of the holder of the SNVPS (Note 7) represented 2.8% of the KKR Manager’s outstanding limited liability company interests. KREF reported its allocable percentage of the assets and liabilities of the KKR Manager in its Condensed Consolidated Balance Sheets, presented as “Equity investment in unconsolidated subsidiary” and its share of net income, presented as “Income from equity investment in unconsolidated subsidiary” in the Condensed Consolidated Statement of Operations.

KKR Real Estate Finance Trust Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollars in tables in thousands, except per share amounts)

Note 7. Equity

On October 2, 2014, KREF's board of directors authorized KREF to issue up to 350,000,000 shares of stock, at $0.01 par value per share, consisting of 300,000,000 shares of common stock and 50,000,000 shares of preferred stock, subject to certain restrictions on transfer and ownership of shares. Restrictions placed on the transfer and ownership of shares relate to KREF's REIT qualification requirements.

Common Stock — In March 2016, KREF obtained $277.4 million of capital commitments in connection with the completion of a private placement priced at $20.00 per share. Of these capital commitments, $190.1 million consisted of approximately $178.4 million from third parties and approximately $11.8 million from certain current and former employees of, and consultants to, KKR. KKR committed $87.3 million in addition to its aggregate capital contributions of $312.7 million immediately prior to the completion of the private placement. In connection with the completion of the private placement, KREF formed an advisory board consisting of certain third-party investors. The advisory board possessed certain protective approval rights over KREF's activities outside its ordinary course of business, including certain business combinations and equity issuances. The advisory board dissolved upon KREF's public listing on May 5, 2017 (Note 12).

In February 2017, KREF called capital from investors in the private placements closed during the year ended December 31, 2016 and issued 7,386,208 common shares, at $20.00 per share, for net proceeds of $147.7 million.

In connection with the capital commitments described above, third-party investors and certain current and former employees of, and consultants to, KKR were allocated non-voting limited liability company interests of the KKR Manager. For each $100.0 million shares of KREF’s common stock acquired by investors through the private placement, the investors were allocated non-voting limited liability company interests, representing 6.67% of the KKR Manager’s then-outstanding total limited liability company interests. Each investor was allocated its pro rata share of the non-voting limited liability company interests of the KKR Manager based on the investor’s shares of KREF’s common stock.

As of March 31, 2017, KREF had uncalled capital commitments of $207.6 million, including $35.3 million from KKR.

As of March 31, 2017, KKR beneficially owned 20,478,966 shares of KREF's common stock, of which 2.2 million shares were held by KKR on behalf of a third-party investor (Note 1).

The value of KREF's common stock prior to its listing on the New York Stock Exchange was based upon its equity value using a combination of net asset value (market) and discounted cash flow (income) approaches, as well as the pricing of third-party transactions involving KREF's common stock.

During the three months ended March 31, 2017, KREF's board of directors declared the following dividends on shares of its common stock:

			Amount
Declaration Date(A)	Record Date	Payment Date	Per Share	Total
February 3, 2017	February 3, 2017	February 3, 2017	$0.35	$8,455
				$8,455

(A)
On April 18, 2017, KREF's board of directors declared a $8.8 million common dividend, or $0.28 per share of common stock, with respect to the three months ended March 31, 2017, which KREF paid on April 18, 2017. See Note 12 for activities subsequent to March 31, 2017.

Preferred Stock — On January 23, 2015, KREF issued 125 shares of Series A cumulative, non-voting preferred stock with a par value of $0.01 per share and a stated value of $1,000.00 per share ("Series A Preferred Stock") that are senior to common stock. Holders of Series A Preferred Stock are entitled to cumulative distributions of 12.5% of the stated value per annum, payable semi-annually in arrears on or before June 30 and December 31 of each year, but are unable to convert Series A Preferred Stock into common stock or vote on matters brought to KREF's stockholders. KREF may redeem Series A Preferred Stock at any time upon payment of the stated value and any unpaid distributions. As of March 31, 2017, KREF had paid all cumulative distributions to holders of Series A Preferred Stock as of the most recent payment date. Refer to Note 12 for a discussion of activities related to the redemption of Series A Preferred Stock subsequent to March 31, 2017.

KKR Real Estate Finance Trust Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollars in tables in thousands, except per share amounts)

Special Voting Preferred Stock — In March 2016, KREF issued a share of special voting preferred stock to KKR Fund Holdings for $20.00 per share. The holder of the special voting preferred stock has special voting rights related to the election of members to KREF's board of directors until KKR and its affiliates cease to own at least 25.0% of KREF's issued and outstanding common stock.

Special Non-Voting Preferred Stock — In connection with KREF's existing investors’ subscription for shares of KREF's common stock in the private placements prior to the initial public offering of KREF's equity on May 5, 2017 (Note 12), those investors were also allocated a class of non-voting limited liability company interest in the KKR Manager ("Non-Voting Manager Units"). In February 2017, KREF issued an investor one share of SNVPS, at $0.01 per share, in lieu of that investor receiving Non-Voting Manager Units to facilitate compliance by the investor with regulatory requirements applicable to it. The corresponding Non-Voting Manager Units are held by a TRS of KREF. All distributions received by that subsidiary from these Non-Voting Manager Units are passed through to the investor as preferred distributions on its SNVPS, less applicable taxes and withholdings. Except for the Non-Voting Manager Units, an indirect subsidiary of KKR owns and controls the limited liability company interests of the KKR Manager.

Dividends on the SNVPS are payable quarterly, and will accrue whether or not KREF has earnings, there are assets legally available for the payment of those dividends or those dividends have been declared. Any dividend payment made on the SNVPS shall first be credited against the earliest accumulated but unpaid dividend due with respect to the SNVPS. Upon redemption of the SNVPS or liquidation of KREF, the holder of the SNVPS is entitled to payment of $0.01 per share, together with any accumulated but unpaid preferred distributions, before any holder of junior security interests, which includes KREF's common stock. As KREF does not control the circumstances under which the holder of the SNVPS may redeem its interests, management considers the SNVPS as temporary equity (Note 2).

KREF will redeem the SNVPS at the option of the holder. Upon redemption, KREF will pay a price in cash equal to $0.01 per share of the SNVPS, together with any accumulated but unpaid preferred distributions, and the SNVPS will be canceled automatically and cease to be outstanding.

Noncontrolling Interests — Noncontrolling interests represent a 20.0% third-party interest in a consolidated entity that holds KREF’s investment in preferred joint venture interests (Note 4).

Redeemable noncontrolling interests represent a 5.0% third-party interest in a joint venture consolidated as a VIE that holds a portion of KREF’s investments in certain commercial mezzanine loans (Note 3). The redeemable noncontrolling interests issued by the joint venture are subject to certain restrictions and require KREF to transfer assets or issue equity to satisfy the redemption. As KREF does not control the circumstances under which the noncontrolling interests may redeem their interests, management considers these redeemable noncontrolling interests as temporary equity (Note 2).

Earnings per Share — KREF presents basic and diluted earnings per share ("EPS"). Basic EPS, or Net Income (Loss) Per Share of Common Stock, Basic and Diluted, is calculated by dividing Net Income (Loss) Attributable to Common Stockholders by the Weighted Average Number of Shares of Common Stock Outstanding, Basic and Diluted for the period. For each period presented, diluted EPS equals basic EPS.

KKR Real Estate Finance Trust Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollars in tables in thousands, except per share amounts)

Note 8. Commitments and Contingencies

As of March 31, 2017, KREF was subject to the following commitments and contingencies:

Litigation — From time to time, KREF may be involved in various claims and legal actions arising in the ordinary course of business. KREF establishes an accrued liability for legal proceedings only when those matters present loss contingencies that are both probable and reasonably estimable. In such cases, there may be an exposure to loss in excess of any amounts accrued. No loss contingency is recorded for matters where such losses are either not probable or reasonably estimable (or both) at the time of determination. Such matters may be subject to many uncertainties, including among others (i) the proceedings may be in early stages; (ii) damages sought may be unspecified, unsupportable, unexplained or uncertain; (iii) discovery may not have been started or is incomplete; (iv) there may be uncertainty as to the outcome of pending appeals or motions; (v) there may be significant factual issues to be resolved; or (vi) there may be novel legal issues or unsettled legal theories to be presented or a large number of parties. Consequently, management is unable to estimate a range of potential loss, if any, related to these matters. In addition, loss contingencies may be, in part or in whole, subject to insurance or other payments such as contributions and/or indemnity, which may reduce any ultimate loss.

As of March 31, 2017, KREF was not involved in any material legal proceedings regarding claims or legal actions against KREF.

Indemnifications — In the normal course of business, KREF enters into contracts that contain a variety of representations and warranties that provide general indemnifications and other indemnities relating to contractual performance. In addition, certain of KREF’s subsidiaries have provided certain indemnities relating to environmental and other matters and has provided nonrecourse carve-out guarantees for fraud, willful misconduct and other customary wrongful acts, each in connection with the financing of certain real estate investments that KREF has made. KREF’s maximum exposure under these arrangements is unknown as this would involve future claims that may be made against KREF that have not yet occurred. However, KREF expects the risk of material loss to be low.

Capital Commitments — KREF had future funding requirements of $217.3 million related to its investments in commercial mortgage loans. These future funding commitments primarily relate to construction projects, capital improvements, tenant improvements and leasing commissions. Generally, funding commitments are subject to certain conditions that must be met, such as customary construction draw certifications, minimum credit metrics or executions of new leases before advances are made to the borrower.

In January 2017, KREF committed $40.0 million to invest in an aggregator vehicle alongside KKR Real Estate Credit Opportunity Partners L.P., a recently established KKR-managed investment fund ("RECOP"). The aggregator vehicle is controlled and advised by affiliates of the KKR Manager. RECOP intends to primarily acquire junior tranches of commercial mortgage backed securities newly issued by third parties but may also make purchases on the secondary market. RECOP will not directly acquire mortgages that it will then securitize. KREF will not pay any fees to RECOP, although KREF will bear its pro rata share of RECOP’s expenses. Refer to Note 12 for a discussion of activities regarding KREF's investment in RECOP subsequent to March 31, 2017.

Environmental Costs — To the extent that KREF owns real estate, through nonperformance of a loan or otherwise, KREF is subject to potential environmental costs. At March 31, 2017, KREF did not own real estate and is not aware of any material environmental concerns.

Debt Covenants — KREF’s secured financing agreements contain various customary debt covenants. As of March 31, 2017, KREF was in compliance with its financial loan covenants (Note 5).

KKR Real Estate Finance Trust Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollars in tables in thousands, except per share amounts)

Note 9. Related Party Transactions

Management Agreement — The Management Agreement between KREF and the KKR Manager is a three-year agreement that provides for automatic one-year renewal periods starting October 8, 2017, subject to certain termination and nonrenewal rights, which in the case of KREF are exercisable by a two-thirds vote by KREF's board of directors (or, following an initial public offering of KREF's equity, a two-thirds vote by independent directors). If the board of directors declines to renew the Management Agreement other than for cause, KREF is required to pay the KKR Manager a termination fee equal to three times the total 24-month trailing average annual management fee and incentive compensation earned by the KKR Manager through the most recently completed calendar quarter.

Pursuant to the Management Agreement, the KKR Manager, as agent to KREF and under the supervision of KREF's board of directors, manages the investments, subject to investment guidelines approved by KREF's board of directors; financing activities; and day-to-day business and affairs of KREF and its subsidiaries.

For its services to KREF, the KKR Manager is entitled to a quarterly management fee equal to the greater of $62,500 or 0.375% of a weighted average adjusted equity and quarterly incentive compensation equal to 20.0% of the excess of (a) the trailing 12-month adjusted earnings over (b) 7.0% of the trailing 12-month weighted average adjusted equity, less incentive compensation KREF already paid to the KKR Manager with respect to the first three calendar quarters of such trailing 12-month period.

Adjusted equity generally represents the proceeds received by KREF and its subsidiaries from equity issuances, without duplication and net of offering costs, and adjusted earnings, reduced by distributions, equity repurchases, and incentive compensation paid. Adjusted earnings generally represents the net income, or loss, attributable to equity interests in KREF and its subsidiaries, without duplication, as well as realized losses not otherwise included in such net income, or loss, excluding non-cash equity compensation expense, incentive compensation, depreciation and amortization and unrealized gains or losses. KREF's board of directors (and, following an initial public offering of KREF's equity, after majority approval by independent directors) may also exclude one-time events pursuant to changes in GAAP and certain material non-cash income or expense items from adjusted earnings. For purposes of calculating incentive compensation, both adjusted equity and adjusted earnings exclude the effects of equity issued by KREF and its subsidiaries that provides for fixed distributions or other debt characteristics.

KREF is also required to reimburse the KKR Manager or its affiliates for documented costs and expenses incurred by it and its affiliates on behalf of KREF except those specifically required to be borne by the KKR Manager under the Management Agreement. The KKR Manager is responsible for, and KREF does not reimburse the KKR Manager or its affiliates for, the expenses related to investment personnel of the KKR Manager and its affiliates who provide services to KREF. However, KREF does reimburse the KKR Manager for KREF's allocable share of compensation paid to certain of the KKR Manager’s non-investment personnel, based on the percentage of time devoted by such personnel to KREF's affairs.

KKR Real Estate Finance Trust Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollars in tables in thousands, except per share amounts)

Incentive Plan — The KKR Real Estate Finance Trust Inc. 2016 Omnibus Incentive Plan was adopted on February 12, 2016 and amended and restated on November 17, 2016 (the “Incentive Plan”). KREF's compensation committee or board of directors may administer the Incentive Plan, which provides for awards of stock options; stock appreciation rights (“SARs”); restricted stock; restricted stock units; limited partnership interests of KKR Real Estate Finance Holdings L.P. (the "Operating Partnership"), a wholly owned subsidiary of KREF, that are directly or indirectly convertible into or exchangeable or redeemable for shares of KREF's common stock pursuant to the limited partnership agreement of the Operating Partnership (“OP Interests”); awards payable by (i) delivery of KREF's common stock or other equity interests, or (ii) reference to the value of KREF's common stock or other equity interests, including OP Interests; cash-based awards; or performance compensation awards.

No more than 7.5% of the issued and outstanding shares of common stock on a fully diluted basis, assuming the exercise of all outstanding stock options granted under the Incentive Plan and the conversion of all warrants and convertible securities into shares of common stock, or a total of 4,028,387 shares of common stock, will be available for awards under the Incentive Plan. In addition, (i) the maximum number of shares of common stock subject to awards granted during a single fiscal year to any non-employee director (as defined in the Incentive Plan), taken together with any cash fees paid to such non-employee director during the fiscal year, may not exceed $1.0 million and (ii) the maximum amount that can be paid to any participant for a single fiscal year during a performance period (or with respect to each single fiscal year if a performance period extends beyond a single fiscal year) pursuant to a performance compensation award denominated in cash will be $10.0 million.

No awards may be granted under the Incentive Plan on and after February 12, 2026. The Incentive Plan will continue to apply to awards granted prior to such date. There were no awards granted or outstanding during the three months ended March 31, 2017.

Due to Affiliates — The following table contains the amounts presented in KREF's Condensed Consolidated Balance Sheets that it owes to affiliates:

	March 31,	December 31,
	2017	2016
Management fees	$118	$1,616
Expense reimbursements and other	144	112
	$262	$1,728

Affiliates Expenses — The following table contains the amounts included in KREF's Condensed Consolidated Statements of Operations that arise from transactions with affiliates:

	Three Months Ended March 31,
	2017	2016
Management fees	$2,036	$1,138
Incentive compensation	—	277
Expense reimbursements and other(A)	347	159
	$2,383	$1,574

(A)
KREF presents these amounts in "Operating Expenses — General and administrative" in its Condensed Consolidated Statements of Operations. Affiliate expense reimbursements presented in the table above exclude the out-of-pocket costs paid by the KKR Manager to parties unaffiliated with the KKR Manager on behalf of KREF, and for which KREF reimburses the KKR Manager in cash. For the three months ended March 31, 2017 and 2016, these cash reimbursements were $0.0 million and $1.4 million, respectively.

KKR Real Estate Finance Trust Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollars in tables in thousands, except per share amounts)

Note 10. Fair Value of Financial Instruments

The carrying values and fair values of KREF’s financial assets and liabilities recorded at fair value on a recurring basis, as well as other financial instruments not carried at fair value, as of March 31, 2017 were as follows:

			Fair Value
	Principal Balance(A)	Carrying Value(B)	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$153,624	$153,624	$153,624	$—	$—	$153,624
Restricted cash and cash equivalents	500	500	500	—	—	500
Commercial mortgage loans, held-for-investment, net	919,198	909,903	—	—	917,533	917,533
Commercial mortgage loans, held-for-sale, net	26,230	26,175	—	—	26,489	26,489
Preferred interest in joint venture, held-to-maturity	36,764	36,764	—	—	36,764	36,764
Commercial mortgage loans held in variable interest entities, at fair value	5,342,597	5,447,026	—	—	5,447,026	5,447,026
	$6,478,913	$6,573,992	$154,124	$—	$6,427,812	$6,581,936
Liabilities
Secured financing agreements, net	$592,582	$586,935	$—	$—	$592,582	$592,582
Variable interest entity liabilities, at fair value	5,033,439	5,333,009	—	—	5,333,009	5,333,009
	$5,626,021	$5,919,944	$—	$—	$5,925,591	$5,925,591

(A)	The principal balance of commercial mortgage loans excludes premiums and unamortized discounts.

(B)
The carrying value of commercial mortgage loans is presented net of $11.4 million unamortized origination discounts and deferred nonrefundable fees. The carrying value of secured financing agreements is presented net of $5.6 million unamortized debt issuance costs.

The carrying values and fair values of KREF’s financial assets recorded at fair value on a recurring basis, as well as other financial instruments for which fair value is disclosed, as of December 31, 2016 were as follows:

			Fair Value
	Principal Balance(A)	Carrying Value(B)	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$96,189	$96,189	$96,189	$—	$—	$96,189
Restricted cash and cash equivalents	157	157	157	—	—	157
Commercial mortgage loans, held-for-investment, net	681,570	674,596	—	—	676,169	676,169
Commercial mortgage loans, held-for-sale, net	26,230	26,230	—	—	26,495	26,495
Preferred interest in joint venture, held-to-maturity	36,445	36,445	—	—	36,482	36,482
Commercial mortgage loans held in variable interest entities, at fair value	5,351,539	5,426,084	—	—	5,426,084	5,426,084
	$6,192,130	$6,259,701	$96,346	$—	$6,165,230	$6,261,576
Liabilities
Secured financing agreements, net	$445,600	$439,144	$—	$—	$445,600	$445,600
Variable interest entity liabilities, at fair value	5,042,380	5,313,574	—	—	5,313,574	5,313,574
	$5,487,980	$5,752,718	$—	$—	$5,759,174	$5,759,174

(A)	The principal balance of commercial mortgage loans excludes premiums and discounts.

(B)
The carrying value of commercial mortgage loans is presented net of $9.2 million origination discounts and deferred nonrefundable fees. The carrying value of secured financing agreements is presented net of $6.4 million unamortized debt issuance costs.

KKR Real Estate Finance Trust Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollars in tables in thousands, except per share amounts)

KREF reported the following financial assets and liabilities at fair value on a recurring basis using Level 3 inputs as of March 31, 2017.

	Assets	Liabilities
	Commercial mortgage loans held in variable interest entities, at fair value	Variable interest entity liabilities, at fair value	Net
Balance at December 31, 2016	$5,426,084	$5,313,574	$112,510
Gains (losses) included in net income
Included in change in net assets related to consolidated variable interest entities	29,269	27,771	1,498
Purchases and repayments
Purchases	—	—	—
Repayments	(8,941)	(8,941)	—
Other(A)	614	605	9
Balance at March 31, 2017	$5,447,026	$5,333,009	$114,017

(A)    Amounts principally consist of changes in accrued interest.

The following table contains the Level 3 inputs used to value assets and liabilities on a recurring and nonrecurring basis or where KREF discloses fair value as of March 31, 2017:

	Fair Value	Valuation Methodologies	Unobservable Inputs(A)	Weighted Average(B)	Range
Assets
Commercial mortgage loans, held-for-investment, net	$917,533	Discounted cash flow	Loan-to-value ratio	66.7%	57.2% - 88.0%
			Discount rate	7.3%	4.7% - 14.8%
Commercial mortgage loans, held-for-sale, net	26,489	Discounted cash flow	Loan-to-value ratio	72.7%	58.2% - 83.5%
			Discount rate	9.3%	4.1% - 13.9%
Preferred interest in joint venture, held-to-maturity	36,764	Discounted cash flow	Discount rate	13.9%	13.7% - 14.2%
Commercial mortgage loans held in variable interest entities, at fair value(C)	5,447,026	Discounted cash flow	Yield	7.5%	1.9% - 31.1%
	$6,427,812
Liabilities
Secured financing agreements, net	$592,582	Market comparable	Credit spread	2.0%	1.2% - 2.8%
Variable interest entity liabilities, at fair value	5,333,009	Discounted cash flow	Yield	5.5%	1.9% - 27.1%
	$5,925,591

(A)	An increase (decrease) in the valuation input results in a decrease (increase) in value.

(B)	Represents the average of the input value, weighted by the unpaid principal balance of the financial instrument.

(C)
Management measures the fair value of "Commercial mortgage loans held in variable interest entities, at fair value" using the fair value of the CMBS trust liabilities. The Level 3 inputs presented in the table above reflect the inputs used to value the CMBS trust liabilities, including the CMBS beneficially owned by KREF stockholders eliminated in consolidation of the CMBS trusts.

KKR Real Estate Finance Trust Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollars in tables in thousands, except per share amounts)

Valuation Methodologies

Commercial Mortgage-Backed Securities — In the first quarter of 2016, KREF transferred the CMBS from Level 2 to Level 3 in the fair value hierarchy given new regulations that impact the liquidity of markets in which such CMBS trade. As of March 31, 2017, management categorized CMBS investments as Level 3 assets and liabilities in the fair value hierarchy and obtained prices from an independent valuation firm, which uses a discounted cash flow model, to value each CMBS. The key input is the expected yield of each CMBS using both observable and unobservable factors, which may include recently offered or completed trades and published yields of similar securities, security-specific characteristics (e.g. securities ratings issued by nationally recognized statistical rating organizations, credit support by other subordinate securities issued by the CMBS and coupon type) and other characteristics. Management performs quarterly reviews of the inputs received from the independent valuation firm based on consideration given to a number of observable market data points including, but not limited to, trading activity in the marketplace of like-kind securities, benchmark security evaluations and bid list results from various sources. If prices received from the independent valuation firm are inconsistent with values determined in connection with management's independent review, management makes inquiries to the independent valuation firm about the prices received and related methods. In the event management determines the price obtained from an independent valuation firm to be unreliable or an inadequate representation of the fair value of the CMBS (based on consideration given to the observable market data points detailed above), management then compiles evidence independently and presents the independent valuation firm with such evidence supporting a different value. As a result, the independent valuation firm may revise their price. However, if management continues to disagree with the price from the independent valuation firm, in light of evidence presented that management compiled independently and believes to be compelling, management considers the quotation unreliable or an inadequate representation of the fair value of the CMBS.

In the event that the quotation from the independent valuation firm is not available or determined to be unreliable or an inadequate representation of the fair value of the CMBS (based on the procedures detailed above), valuations are prepared using inputs based on non-binding broker quotes obtained from independent, well-known, major financial brokers that make markets in CMBS. In validating any non-binding broker quote used in this circumstance, management compares the non-binding quote to the observable market data points at such time and used to validate prices received from the independent valuation firm in addition to understanding the valuation methodologies used by the market makers. These market participants utilize a similar methodology as the independent valuation firm to value each CMBS, with the key input of expected yield determined independently based on both observable and unobservable factors (as described above). To avoid reliance on any single broker-dealer, management receives a minimum of two non-binding quotes, of which the average is used.

The fair values of the CMBS not beneficially owned by KREF stockholders neither impact the net assets of KREF nor the net income attributable to KREF's stockholders.

Commercial Mortgage Loans — Management generally considers KREF's commercial mortgage loans Level 3 assets in the fair value hierarchy as such assets are illiquid, structured investments that are specific to the property and its operating performance. These loans are valued using a discounted cash flow model using discount rates derived from observable market data applied to the capital structure of the respective sponsor and estimated property value. On a quarterly basis, KREF engages an independent valuation firm to express an opinion on the fair value of each loan categorized as a Level 3 asset in the form of a range. Management selects a value within the range provided by the independent valuation firm to assess the reasonableness of the fair value as determined by management. In the event that management's estimate of fair value differs from the opinion of fair value provided by the independent valuation firm, KREF ultimately relies solely upon the valuation prepared by the investment personnel of KKR Manager.

Preferred Interest in Joint Venture — Management categorizes KREF's preferred interest in joint venture as Level 3 assets in the fair value hierarchy. On a quarterly basis, management engages an independent valuation firm to express an opinion on the fair value of its preferred interest in joint venture based upon a range of values. Management selects a value within the range provided by the independent valuation firm to assess the reasonableness of management's estimated fair value for that security. The independent valuation firm employs a discounted cash flow model using discount rates derived from observable market data applied to the internal rate of return implied by the expected contractual cash flows. In the event that management's estimate of fair value differs from the opinion of fair value provided by the independent valuation firm, KREF ultimately relies solely upon the valuation prepared by the investment personnel of KKR Manager.

Secured Financing Agreements — Management considers KREF's repurchase facilities Level 3 liabilities in the fair value hierarchy as such liabilities represent borrowings on illiquid collateral with terms specific to each borrower. Given the short-to-

KKR Real Estate Finance Trust Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollars in tables in thousands, except per share amounts)

moderate term of the floating rate facilities, management generally expects the fair value of KREF's repurchase facilities to approximate their outstanding principal balances. On a quarterly basis, management engages an independent valuation firm to express an opinion on the fair value of KREF's repurchase facilities. The independent valuation firm employs a market-based methodology to compare the pricing of KREF's financing agreements with other similar financing agreements entered into by other mortgage REIT and recent financing transactions.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets not measured at fair value on an ongoing basis but subject to fair value adjustments only in certain circumstances, such as when there is evidence of impairment, are measured at fair value on a nonrecurring basis. For commercial mortgage loans held-for-sale, KREF applies the lower of cost or fair value accounting and may be required, from time to time, to record a nonrecurring fair value adjustment. For commercial mortgage loans held-for-investment and preferred interest in joint venture held-to-maturity, KREF applies the amortized cost method of accounting, but may be required, from time to time, to record a nonrecurring fair value adjustment in the form of a valuation provision or impairment. KREF did not report any significant financial assets or liabilities at fair value on a nonrecurring basis as of March 31, 2017 or December 31, 2016.

Assets and Liabilities for Which Fair Value is Only Disclosed

KREF does not carry its secured financing agreements at fair value as management did not elect the fair value option for these liabilities. As of March 31, 2017, the fair value of KREF's floating rate repurchase facilities approximated the outstanding principal balance.

Note 11. Income Taxes

KREF has elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code commencing with its taxable year ended December 31, 2014. A REIT is generally not subject to U.S. federal and state income tax on that portion of its income that is distributed to stockholders if it distributes at least 90.0% of its REIT taxable income, determined without regard to the deduction for dividends paid and excluding any net capital gains. A REIT will also be subject to a nondeductible excise tax to the extent certain percentages of its taxable income are not distributed within specified dates. KREF expects to distribute 100.0% of its net taxable income for the foreseeable future, while retaining sufficient capital to support its ongoing needs.

KREF consolidates subsidiaries that incur state and local income taxes, based on the tax jurisdiction in which each subsidiary operates. During each of the three months ended March 31, 2017 and March 31, 2016, KREF recorded a current income tax provision for state and local income taxes of $0.1 million and $0.1 million, respectively. There were no deferred tax assets or liabilities as of March 31, 2017 and December 31, 2016.

As of March 31, 2017, tax years 2014 through 2016 remain subject to examination by taxing authorities.

Note 12. Subsequent Events

These condensed consolidated financial statements include a discussion of material events that have occurred subsequent to March 31, 2017 (referred to as "subsequent events") through the issuance of these Condensed Consolidated Financial Statements. Events subsequent to the date of issuance have not been considered in these condensed consolidated financial statements.

KKR Real Estate Finance Trust Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollars in tables in thousands, except per share amounts)

Investing Activities

KREF originated the following senior loans subsequent to March 31, 2017:

Description/ Location	Property Type	Month Originated	Maximum Face Amount	Initial Face Amount Funded	Interest Rate(A)	Maturity Date(B)	LTV
Senior Loan, Irvine, CA	Office	April 2017	$162,100	$130,000	L + 3.9%	May 2022	61.9%
Senior Loan, Atlanta, GA	Office	May 2017	61,900	42,500	L + 4.0	June 2022	70.5%

(A)	Floating rate based on one-month USD LIBOR.

(B)	Maturity date assumes all extension options are exercised, if applicable.

Financing Activities

In April 2017, KREF amended and restated the Wells Fargo master repurchase facility to (i) increase the maximum facility size from $500.0 million to $750.0 million, (ii) extend the stated maturity to April 2020, which does not reflect two twelve-month facility term extensions available to KREF, which is contingent upon certain covenants and thresholds and (iii) amend certain other terms.

In April 2017, KREF used $212.7 million of cash to partially repay amounts drawn under the Morgan Stanley master repurchase facility.

In April 2017, KREF syndicated a $61.7 million senior interest of a senior loan that is subject to an $8.5 million future funding commitment by a third party lender, while retaining a $15.6 million junior non-recourse participation that is structured as a mezzanine loan.

In May 2017, KREF entered into a new $75.0 million corporate secured revolving credit facility administered by Barclays Bank PLC ("Barclays") that has an initial maturity of May 2019. The facility bears interest at a per annum rate equal to the sum of (i) a floating rate index and (ii) a margin.

In May 2017, KREF used $217.8 million of cash to partially repay amounts drawn under the Wells Fargo master repurchase facility.

Corporate Activities

Dividends

In April 2017, KREF's board of directors declared a $8.8 million dividend on its common stock, or $0.28 per share, with respect to the first quarter of 2017, which KREF paid on April 18, 2017 to shareholders of record on April 18, 2017.

In June 2017, KREF's board of directors declared a $13.4 million dividend on its common stock, or $0.25 per share, with respect to the second quarter of 2017, payable on July 14, 2017 to shareholders of record on June 30, 2017.

Equity Issuance/Redemption

In April 2017, KREF called capital from investors in the private placements completed during the year ended December 31, 2016 and issued 10,379,738 shares of its common stock at $20.00 per share for net proceeds of $207.6 million.

In May 2017, KREF completed its initial public offering of 11,787,500 shares of its common stock at a price to the public of $20.50 per share, which included 1,537,500 shares of common stock issued in connection with the underwriters' exercise in full of their option to purchase additional shares. The offering generated net proceeds of approximately $225.9 million.

In May 2017, KREF redeemed all 125 issued and outstanding 12.5% Series A Preferred Stock for $0.1 million, representing the sum of $1,000.00 per share and all accrued and unpaid dividends for total proceeds of $0.1 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements, and the related notes included elsewhere in this Form 10-Q and our Prospectus, including the audited consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained therein. The historical condensed consolidated financial data discussed below reflects the historical results and financial position of KREF. In addition, this discussion and analysis contains forward-looking statements and involves numerous risks and uncertainties, including those described under “Cautionary Note Regarding Forward-Looking Statements" in this Form 10-Q and under "Cautionary Note Regarding Forward-Looking Statements" and "Risk Factors" in our Prospectus. Actual results may differ materially from those contained in any forward-looking statements.

Overview

Our Company and Our Investment Strategy

We are a real estate finance company that focuses primarily on originating and acquiring senior loans secured by commercial real estate ("CRE") assets. We are a Maryland corporation that was formed and commenced operations on October 2, 2014, and we have elected to qualify as a REIT for U.S. federal income tax purposes. Our investment strategy is to originate or acquire senior loans collateralized by institutional-quality CRE assets that are owned and operated by experienced and well-capitalized sponsors and located in liquid markets with strong underlying fundamentals. The assets in which we invest include senior loans, mezzanine loans, preferred equity and the junior-most bonds ("CMBS B-Pieces") of commercial mortgage-backed securities ("CMBS") and other real estate-related securities. Our investment allocation strategy is influenced by prevailing market conditions at the time we invest, including interest rate, economic and credit market conditions. In addition, we may invest in assets other than our target assets in the future, in each case subject to maintaining our qualification as a REIT for U.S. federal income tax purposes and our exclusion from registration under the Investment Company Act. Our investment objective is capital preservation and generating attractive risk-adjusted returns for our stockholders over the long term, primarily through dividends.

KKR, a leading global investment firm with a 40-year history of leadership, innovation, and investment excellence, committed $400.0 million in equity capital to us. We raised an additional $438.1 million in equity commitments from third-party investors and certain current and former employees of and consultants to KKR as of March 31, 2017, bringing our total committed capital base to $838.1 million, which was fully drawn prior to our initial public offering of our common stock in May 2017. As of March 31, 2017, we had originated and established a $1,079.4 million diversified portfolio of performing CRE debt investments, including senior loans, mezzanine loans, preferred equity and CMBS B-Pieces. While assembling this portfolio, we have grown the book value of our company to $646.9 million and utilized $592.6 million of borrowings under our repurchase facilities as of March 31, 2017.

Our Manager

We are externally managed by our Manager, KKR Real Estate Finance Manager LLC, a subsidiary of KKR. KKR manages investments across multiple asset classes, including private equity, real estate, energy, infrastructure, credit and hedge funds. Our Manager manages our investments and our day-to-day business and affairs in conformity with our investment guidelines and other policies that are approved and monitored by our board of directors. Our Manager is responsible for, among other matters, (A) the selection, origination or purchase and sale of our portfolio investments, (B) our financing activities and (C) providing us with investment advisory services. Our Manager is also responsible for our day-to-day operations and performs (or causes to be performed) such services and activities relating to our investments and business and affairs as may be appropriate. Our investment decisions are approved by an investment committee of our Manager that is comprised of senior investment professionals of KKR, including senior investment professionals of KKR's global real estate group. For a summary of certain terms of the management agreement, see Note 9 to our condensed consolidated financial statements included in this Form 10-Q.

Key Financial Measures and Indicators

As a real estate finance company, we believe the key financial measures and indicators for our business are earnings per share, dividends declared, Core Earnings, Net Core Earnings, and book value per share.

Earnings Per Share and Dividends Declared

The following table sets forth the calculation of basic and diluted net income per share and dividends declared per share (dollars in thousands, except per share data):

	Three Months Ended
	March 31, 2017	December 31, 2016
Net income(A)	$10,364	$11,406
Weighted-average shares outstanding, basic and diluted	26,879,428	24,158,392
Net income per share, basic and diluted	$0.39	$0.47
Dividends per share	$0.35	$0.23

(A)     Represents net income attributable to KKR Real Estate Finance Trust Inc.

Core Earnings and Net Core Earnings

We use Core Earnings and Net Core Earnings to evaluate our performance excluding the effects of certain transactions and GAAP adjustments we believe are not necessarily indicative of our current loan activity and operations. Core Earnings and Net Core Earnings are measures that are not prepared in accordance with GAAP. We define Core Earnings as net income (loss) attributable to our stockholders or, without duplication, owners of our subsidiaries, computed in accordance with GAAP, including realized losses not otherwise included in GAAP net income (loss) and excluding (i) non-cash equity compensation expense, (ii) the incentive compensation payable to our Manager, (iii) depreciation and amortization, (iv) any unrealized gains or losses or other similar non-cash items that are included in net income for the applicable reporting period, regardless of whether such items are included in other comprehensive income or loss, or in net income, and (v) one-time events pursuant to changes in GAAP and certain material non-cash income or expense items after discussions between our Manager and our board of directors (and subject to the approval by a majority of our independent directors). The exclusion of depreciation and amortization from the calculation of Core Earnings only applies to debt investments related to real estate to the extent we foreclose upon the property or properties underlying such debt investments. Net Core Earnings is Core Earnings less incentive compensation payable to the our Manager.

We believe providing Core Earnings and Net Core Earnings on a supplemental basis to our net income as determined in accordance with GAAP is helpful to stockholders in assessing the overall performance of our business. Core Earnings and Net Core Earnings should not be considered as a substitute for GAAP net income. We caution readers that our methodology for calculating Core Earnings and Net Core Earnings may differ from the methodologies employed by other REITs to calculate the same or similar supplemental performance measures, and as a result, our reported Core Earnings and Net Core Earnings may not be comparable to similar measures presented by other REITs.

We also use Core Earnings to determine the management and incentive fees we pay our Manager. For information on the fees we pay our Manager, see the Note 9 to our condensed consolidated financial statements included in this Form 10-Q.
The following tables provide a reconciliation of GAAP net income attributable to common stockholders to Core Earnings (amounts in thousands, except share and per share data):

	Three Months Ended
	March 31, 2017	March 31, 2016
Net Income (Loss) Attributable to Common Stockholders	$10,364	$857
Adjustments
Non-cash equity compensation expense	—	—
Incentive compensation to affiliate	—	277
Depreciation and amortization	—	—
Unrealized (gains) or losses	(1,498)	4,794
Core Earnings(A)	8,866	5,928
Incentive compensation to affiliate	—	(277)
Net Core Earnings(A)	$8,866	$5,651
Weighted average number of shares of common stock outstanding, basic and diluted	26,879,428	14,911,141
Core Earnings per Weighted Average Share	$0.33	$0.40
Net Core Earnings per Weighted Average Share	$0.33	$0.38

(A)	Excludes $1.2 million, or $0.05 per weighted average share outstanding of original issue discount on CMBS B-Pieces accreted as a component of taxable income during 1Q 2017.

Book Value per Share

We believe that book value per share is helpful to stockholders in evaluating the growth of our company as we have scaled our equity capital base and continue to invest in our target assets. The following table calculates our book value per share of common stock (amounts in thousands, except share and per share data):

	March 31, 2017	December 31, 2016
KKR Real Estate Finance Trust Inc. stockholders' equity	$646,910	$497,698
Shares of common stock issued and outstanding at period end	31,544,600	24,158,392
Book value per share of common stock	$20.51	$20.60

Our Portfolio

We began operations in October 2014 and have established an $1,079.4 million portfolio of diversified investments consisting of performing senior loans, mezzanine loans, preferred equity and CMBS B-Pieces as of March 31, 2017. We believe our current portfolio, comprised of target assets representative of our investment philosophy, validates our ability to execute on our stated market opportunity and investment strategy, including lending against high-quality real estate in liquid markets with strong fundamentals to experienced and well-capitalized sponsors. As we continue to scale our portfolio, we expect that our originations will be heavily weighted toward floating-rate loans. We expect the majority of our future investment activity to focus on originating floating-rate senior loans that we finance with our repurchase facilities, with a secondary focus on originated floating-rate loans for which we syndicate a senior position and retain a subordinated interest for our portfolio. As a result, we expect that the percentage of our target portfolio comprised of CMBS B-Pieces will decrease over time and the percentage of floating-rate investments, including senior loans, will increase over time. As of March 31, 2017, our portfolio had experienced no impairments and did not contain any legacy assets that were originated prior to October 2014. As of March 31, 2017, all of our investments were located in the United States. The following charts illustrate the diversification of our portfolio, based on type of investment, underlying property type and location, and interest rate category, as of March 31, 2017:

Investment Type

Preferred Equity
3%
Mezzanine Loans
7%
CMBS B-Pieces
10%
Senior Loans
80%

Fixed vs. Floating

Fixed
12%
Floating
88%

Property Type[A]

Industrial
7%
Hospitality
4%
Multifamily
24%
Office
38%
Retail
27%

Geography[A]

Other
34%
New York
28%
California
15%
Oregon
12%
DC Metro
11%

The charts above are based on total assets. Total assets reflect (i) the current principal amount of our senior and mezzanine loans, net of a 5% noncontrolling interest in the entity that holds certain of our mezzanine loans; (ii) the cost basis of our preferred equity investment, net of a 20% noncontrolling interest in the entity that holds our preferred equity investment; and (iii) the cost basis of our CMBS B-Pieces, net of VIE liabilities. In accordance with GAAP, we carry our CMBS B-Pieces at fair value, which we valued above our cost basis as of March 31, 2017.

(A)    Excludes CMBS B-Pieces. Our CMBS B-Piece portfolio diversification is as follows:

•	Vintage: 2015 (65.6%), 2016 (34.4%).

•
Geography: California (23.1%), Texas (12.7%), New York (9.2%), Illinois (7.0%), Florida (5.5%), Other (42.5%). As of March 31, 2017, no other individual geography comprised more than 5% of our total CMBS B‑Piece portfolio.

•
Property Type: Office (26.3%), Retail (25.2%), Hospitality (15.1%), Multifamily (10.6%), Other (22.8%). As of March 31, 2017, no other individual property type comprised more than 10% of our total CMBS B‑Piece portfolio.

The following table details our loan origination activity (dollars in thousands):

	Three Months Ended	Three Months Ended
	March 31, 2017	December 31, 2016
Loan originations(A)	$290,975	$74,500
Loan fundings	234,719	66,996
Loan repayments	—	(2,195)
Loan sales	—	(32,248)
Total net (repayments) fundings	$234,719	$32,553

(A)	Includes new loan originations and additional commitments made under existing loans.
The following table details overall statistics for our loan portfolio as of March 31, 2017 (dollars in thousands):

		Total Loan Exposure
	Balance Sheet Portfolio	Floating Rate Loans	Fixed Rate Loans
Number of loans	19	13	6
Principal balance	$945,428	$919,198	$26,230
Net book value	$936,078	$909,903	$26,175
Unfunded loan commitments(A)	$217,279	$217,279	$—
Weighted-average cash coupon(B)	5.8%	L + 4.7%	10.6%
Weighted-average all-in yield(B)	5.9%	L + 4.8%	10.7%
Weighted-average maximum maturity (years)(C)	4.1	4.0	6.3
Loan to value (LTV)(D)	67.6%	67.3%	77.4%

(A)
Unfunded commitments will primarily be funded to finance property improvements or lease-related expenditures by the borrowers. These future commitments will be funded over the term of each loan, subject in certain cases to an expiration date.

(B)
As of March 31, 2017, 100.0% of floating rate loans by principal balance are indexed to one-month USD LIBOR. In addition to cash coupon, all-in yield includes the amortization of deferred origination fees, loan origination costs and purchase discounts. Cash coupon and all-in yield for the total portfolio assume applicable floating benchmark rates for weighted-average calculation.

(C)
Maximum maturity assumes all extension options are exercised by the borrower, however, our loans may be repaid prior to such date. As of March 31, 2017, based on total loan exposure, 100.0% of our loans were subject to yield maintenance or other prepayment restrictions and 4.2% were open to repayment by the borrower without penalty.

(D)	Based on LTV as of the dates loans were originated or acquired by us.

The table below sets forth additional information relating to our portfolio as of March 31, 2017 (dollars in millions):

	Investment	Investment Date	Committed Principal Amount	Current Principal Amount	Net Equity(B)	Location	Property Type	Coupon(C)(D)	Max Remaining Term (Years)(C)(E)	LTV(C)(F)
	Senior Loans(A)
1	Senior Loan	10/26/2015	$177.0	$119.8	$43.5	Portland, OR	Retail	L + 5.0%	3.6	61.2%
2	Senior Loan	9/9/2016	168.0	139.6	35.5	San Diego, CA	Office	L + 4.2%	4.5	70.7%
3	Senior Loan	9/27/2016	138.6	116.9	34.6	Brooklyn, NY	Retail	L + 5.0%	4.5	58.6%
4	Senior Loan	3/30/2017	132.3	97.0	22.9	Brooklyn, NY	Office	L + 4.4%	5.0	68.3%
5	Senior Loan	9/14/2016	103.5	74.1	19.4	Crystal City, VA	Office	L + 4.5%	4.5	58.7%
6	Senior Loan	2/28/2017	85.9	75.8	44.9	Denver, CO	Multifamily	L + 3.8%	4.9	75.1%
7	Senior Loan	10/7/2016	74.5	61.1	15.5	New York, NY	Multifamily	L + 4.4%	4.6	68.3%
8	Senior Loan	12/17/2015	73.0	67.3	17.8	Atlanta, GA	Industrial	L + 4.0%	3.8	72.9%
9	Senior Loan	2/15/2017	72.8	59.0	14.1	Austin, TX	Multifamily	L + 4.2%	4.9	70.5%
10	Senior Loan	5/19/2016	55.0	52.8	13.3	Nashville, TN	Office	L + 4.3%	4.2	69.9%
	Total/Weighted Average Senior Loans Unlevered		$1,080.6	$863.4	$261.5			L + 4.4%	4.4	66.8%
	Mezzanine Loans
1	Mezzanine Loan	1/22/2015	$35.0	$35.0	$33.3	Clearwater, FL	Hospitality	L + 9.8%	2.9	72.8%
2	Mezzanine Loan(G)	3/11/2015	25.0	4.4	4.4	Various	Portfolio	L + 8.5%	2.7	74.6%
3	Mezzanine Loan	6/23/2015	16.5	16.5	16.4	Chicago, IL	Retail	L + 9.2%	3.3	82.4%
4-9	Other Mezzanine Loans	Various	26.2	26.2	24.9	Various	Various	10.6%	8.1	77.4%
	Total/Weighted Average Mezzanine Loans Unlevered		$102.7	$82.1	$79.0			10.6%	4.6	76.3%
	Preferred Equity
1	Preferred Equity(H)	2/5/2015	$36.8	$36.8	$29.4	Washington, D.C.	Multifamily	L + 10.5%	4.9	60.2%
	Total/Weighted Average Preferred Equity Unlevered		$36.8	$36.8	$29.4			L + 10.5%	4.9	60.2%
	CMBS B-Pieces
1	CMBS B-Piece	2/10/2016	$86.0	$86.0	$36.4	Various	Various	4.6%	8.8	63.5%
2	CMBS B-Piece	10/23/2015	46.2	46.2	20.9	Various	Various	4.7%	8.5	64.2%
3	CMBS B-Piece	8/15/2015	52.7	52.7	17.6	Various	Various	4.6%	8.4	68.9%
4	CMBS B-Piece	6/24/2015	66.1	66.1	16.7	Various	Various	3.3%	8.8	65.5%
5	CMBS B-Piece	5/21/2015	58.2	58.2	12.9	Various	Various	3%	8.1	65.0%
	Total/Weighted Average CMBS B-Pieces Unlevered		$309.2	$309.2	$104.5			4.2%	8.6	65.0%

(A)
Senior loans include senior mortgages and similar credit quality investments, including junior participations in our originated senior loans for which we have syndicated the senior participations and retained the junior participations for our portfolio.

(B)
Net equity reflects (i) the amortized cost basis of our loans, net of borrowings and a 5% noncontrolling interest in the entity that holds certain of our mezzanine loans; (ii) the cost basis of our preferred equity investment, net of a 20% noncontrolling interest in the entity that holds our preferred equity investment; and (iii) the cost basis of our CMBS B-Pieces, net of VIE liabilities.

(C)
Weighted average is weighted by current principal amount for our senior and mezzanine loans and preferred equity and by net equity for our CMBS B-Pieces. Weighted average coupon calculation includes one-month USD LIBOR for floating-rate Mezzanine Loans.

(D)	L = one-month USD LIBOR rate; spot rate of 0.98% included in mezzanine loan and portfolio-wide averages represented as fixed rates.

(E)	Max remaining term (years) assumes all extension options are exercised, if applicable.

(F)
For our senior and mezzanine loans, the loan-to-value ratio ("LTV") is based on the initial loan amount divided by the as-is appraised value as of the date the loan was originated. For Mezzanine Loan 1, LTV is based on the total loan amount divided by the as-is appraised value at March 17, 2017. For our preferred equity investment, LTV is based on the total loan amount plus the current principal amount of the preferred equity investment, divided by the as-is appraised value at March 30, 2017. For our CMBS B-Pieces, LTV is based on the weighted average LTV of the underlying loan pool.

(G)	Total amount does not include principal paydowns or amortization.

(H)	Coupon includes a 3.5% fixed accrual rate which steps up to a 4.0% fixed accrual in years six and seven. The investment includes a 1.0% LIBOR floor.

Portfolio Surveillance and Credit Quality

Senior and Mezzanine Loans and Preferred Equity Investments

Our Manager actively manages our portfolio and assesses the risk of any loan impairment by regularly evaluating the performance of the underlying property, the valuation of comparable assets as well as the financial wherewithal of the associated borrower. Our loan documents generally give us the right to receive regular property, borrower and guarantor financial statements; approve annual budgets and tenant leases; and enforce loan covenants and remedies. In addition, our Manager evaluates the macroeconomic environment, prevailing real estate fundamentals and micro-market dynamics where the underlying property is located. Through site inspections, local market experts and various data sources, as part of its risk assessment our Manager monitors criteria such as new supply and tenant demand, market occupancy and rental rate trends, and capitalization rates and valuation trends.

In addition to ongoing asset management, our Manager performs a quarterly review of our portfolio whereby each loan is assigned a risk rating of 1 through 5, from lowest risk to highest risk. Our Manager is responsible for reviewing, assigning and updating the risk ratings for each loan on a quarterly basis. The risk ratings are based on many factors, including, but not limited to, underlying real estate performance and asset value, values of comparable properties, durability and quality of property cash flows, sponsor experience and financial wherewithal, and the existence of a risk-mitigating loan structure. Additional key considerations include LTVs, debt service coverage ratios, real estate and credit market dynamics, and risk of default or principal loss. Based on a five-point scale, our loans are rated "1" through "5," from less risk to greater risk, which ratings are defined as follows:

1—Very Low Risk

2—Low Risk

3—Average Risk

4—High Risk/Potential for Loss: A loan that has a risk of realizing a principal loss.

5—Impaired/Loss Likely: A loan that has a very high risk of realizing a principal loss or has otherwise incurred a principal loss.

	March 31, 2017
Risk Rating	Number of Loans	Net Book Value	Total Loan Exposure
1	—	—	—
2	1	4,432	4,432
3	17	915,253	924,496
4	1	16,393	16,500
5	—	—	—

As of March 31, 2017, the average risk rating of KREF's portfolio was 3 (Average Risk), weighted by investment carrying value, with 98.2% of commercial mortgage loans held-for-investment, rated 3 (Average Risk) or better by our Manager. As of March 31, 2017 and December 31, 2016, no investments were rated 5 (Impaired/Loss Likely).

CMBS B-Piece Investments

Our Manager has processes and procedures in place to monitor and assess the credit quality of our CMBS B-Piece investments and promote the regular and active management of these investments. This includes reviewing the performance of the real estate assets underlying the loans that collateralize the investments and determining the impact of such performance on the credit and return profile of the investments. Our Manager holds monthly surveillance meetings with the special servicer of our CMBS B-Piece investments to monitor the performance of our portfolio and discuss issues associated with the loans underlying our CMBS B-Piece investments. At each meeting, our Manager is provided with a due diligence submission for each loan underlying our CMBS B-Piece investments, which includes both property- and loan-level information. These meetings assist our Manager in monitoring our portfolio, identifying any potential loan issues, determining if a re-underwriting of any loan is warranted and examining the timing and severity of any potential losses or impairments.

 In addition to monthly surveillance, our Manager is involved in all major decision approval requests by borrowers relating to the loans that collateralize our CMBS B-Piece investments. Our Manager engages a third-party special servicer to administer each request, which in turn presents each request to our Manager for review and approval. This process helps our Manager anticipate potential loan issues and proactively formulate responses as it relates to each loan approval request. As part of this process, our Manager receives updated financial information, rent rolls and performance metrics for each loan, which allows our Manager to regularly assess the performance of our loan collateral. In addition to monitoring loans that collateralize our CMBS B-Piece investments, our Manager also actively monitors watch list loans, loans that have been transferred into special servicing, and loan defaults in the CMBS B-Piece market generally, which helps our Manager anticipate potential market- and/or asset-specific issues that may affect our portfolio.

Valuations for our CMBS B-Piece investments are prepared using inputs from an independent valuation firm and confirmed by our Manager via quotes from two or more broker-dealers that actively make markets in CMBS. As part of the quarterly valuation process, our Manager also reviews pricing indications for comparable CMBS and monitors the credit metrics of the loans that collateralize our CMBS B-Piece investments.

As of March 31, 2017, there were no delinquencies or defaults associated with any loans underlying our CMBS B-Piece investments.

Secured Financing Agreements

The following table details our secured financing agreements (dollars in thousands):

	March 31, 2017
	Maximum	Collateral	Secured Financing Borrowings
Lender	Facility Size(A)	Assets(B)	Potential(C)	Outstanding	Available
Wells Fargo	$500,000	$438,478	$409,500	$309,900	$99,600
Morgan Stanley	500,000	349,038	329,700	252,682	77,018
JP Morgan	250,000	—	—	—	—
Goldman Sachs	250,000	75,750	30,000	30,000	—
	$1,500,000	$863,266	$769,200	$592,582	$176,618

(A)	Maximum facility size represents the largest amount of borrowings available under a given facility once sufficient collateral assets have been approved by the lender and pledged by us.

(B)	Represents the principal balance of the collateral assets.

(C)
Potential borrowings represents the total amount we could draw under each facility based on collateral already approved and pledged. When undrawn, these amounts are available to us under the terms of each credit facility.

Results of Operations

Three Months Ended March 31, 2017 Compared to the Three Months Ended March 31, 2016

The following table compares the results of operations for the three months ended March 31, 2017 to the three months ended March 31, 2016 (dollars in thousands):

	For the Three Months Ended March 31,
	2017	2016	Increase (Decrease)
Net Interest Income
Interest income	$12,906	$6,269	$6,637
Interest expense	3,953	1,150	2,803
Total net interest income	8,953	5,119	3,834
Other Income
Change in net assets related to consolidated variable interest entities	4,610	(2,084)	6,694
Income from equity investment in unconsolidated subsidiary	16	—	16
Other income	164	61	103
Total other income (loss)	4,790	(2,023)	6,813
Operating Expenses
General and administrative	952	484	468
Management fees to affiliate	2,036	1,138	898
Incentive compensation to affiliate	—	277	(277)
Total operating expenses	2,988	1,899	1,089
Income (Loss) Before Income Taxes, Noncontrolling Interests and Preferred Dividends	10,755	1,197	9,558
Income tax expense	122	71	51
Net Income (Loss)	10,633	1,126	9,507
Redeemable Noncontrolling Interests in Income (Loss) of Consolidated Joint Venture	46	81	(35)
Noncontrolling Interests in Income (Loss) of Consolidated Joint Venture	210	184	26
Net Income (Loss) Attributable to KKR Real Estate Finance Trust Inc. and Subsidiaries	10,377	861	9,516
Preferred Stock Dividends	13	4	9
Net Income (Loss) Attributable to Common Stockholders	$10,364	$857	$9,507

Net Interest Income

Total net interest income increased $3.8 million during the three months ended March 31, 2017 as compared to the three months ended March 31, 2016, primarily due to increased interest income in connection with increased investments made with capital raised from the private placements of our common stock as we continued to scale our portfolio. This increase was partially offset by increased interest expense resulting from interest on amounts outstanding under our repurchase facilities used to finance investments in senior loans. The offset to interest income is inclusive of $0.5 million and $0.1 million of accretion of net deferred loan fees and origination discounts during the three months ended March 31, 2017 and 2016, respectively.

Other Income

Total other income increased $6.8 million during the three months ended March 31, 2017 as compared to the three months ended March 31, 2016, primarily due to a $1.5 million unrealized gain on our investments in CMBS B-Pieces during the three months ended March 31, 2017 as compared to a $4.8 million unrealized loss during the three months ended March 31, 2016.

Operating Expenses

Total operating expenses increased $1.1 million during the three months ended March 31, 2017 as compared to the three months ended March 31, 2016, primarily due to increased management fees of $0.9 million resulting from an increase in our equity from the private placements of our common stock and an additional $0.5 million of general and administrative expenses primarily consisting of legal, audit, information technology, and other increased costs as we scaled our portfolio. This increase was partially offset by decreased incentive compensation payable to our Manager resulting from the time required to invest our proceeds received from equity issuances.

Dividends Declared per Share of Common Stock

During the quarter ended March 31, 2017 our Board of Directors declared a dividend of $8.5 million, or $0.35 per share of common stock, a decrease from $5.6 million, or $0.36 per share during the quarter ended March 31, 2016. The decrease in dividends per share compared to the prior quarter was a result of an increase in our average cash balance as a percentage of our book value, which reduced the net income per share available to fund our dividends.

Liquidity and Capital Resources

Overview

Our primary liquidity needs include ongoing commitments to repay the principal of and interest on our borrowings and pay other financing costs, finance our assets and operations, meet future funding obligations, make distributions to our stockholders and fund our operations, which includes making payments to our Manager in accordance with the management agreement, and other general business needs.

Our primary sources of liquidity and capital resources to date have been derived from $627.4 million in net proceeds from equity issuances as of March 31, 2017, $592.6 million in advances from our repurchase facilities as of March 31, 2017 and cash flows from operations. We may seek additional sources of liquidity from further repurchase facilities, other borrowings (including borrowings not related to a specific investment) and future offerings of equity and debt securities. In addition, we may apply our existing cash and cash equivalents and cash flows from operations to any liquidity needs. As of March 31, 2017, our cash and cash equivalents were $153.6 million.

Debt-to-Equity Ratio and Total Leverage Ratio

The following table presents our debt-to-equity ratio and total leverage ratio:

	March 31, 2017	December 31, 2016
Debt-to-equity ratio(A)	0.7x	0.7x
Total leverage ratio(A)	0.7x	0.7x

(A)	Represents (i) total outstanding secured debt agreements less cash to (ii) total stockholders’ equity, in each case, at period end.

Sources of Liquidity

Our primary sources of liquidity include cash and cash equivalents, and available borrowings under our secured financing agreements which are set forth in the following table (dollars in thousands):

	March 31, 2017	December 31, 2016
Cash and cash equivalents	$153,624	$96,189
Available borrowings under secured debt arrangements	176,618	139,818

Consolidated Debt Obligations

The following table summarizes our master repurchase agreements and other consolidated debt obligations in place as of March 31, 2017 and December 31, 2016 (dollars in thousands):

	March 31, 2017											December 31, 2016
	Facility							Collateral				Facility
						Weighted Average(B)
	Month Issued	Outstanding Face Amount	Carrying Value(A)	Maximum Facility Size	Final Stated Maturity	Funding Cost	Life (Years)	Outstanding Face Amount	Amortized Cost Basis	Carrying Value	Weighted Average Life (Years)(C)	Carrying Value(A)
Secured Financing Agreements(D)
Wells Fargo(E)	Oct 2015	$309,900	$307,290	$500,000	Oct 2021	3.3%	1.7	$438,478	$434,105	$434,105	4.2	$262,883
Morgan Stanley(F)	Dec 2016	252,682	250,941	500,000	Dec 2020	3.6	2.6	349,038	345,065	345,065	4.7	177,764
JP Morgan(G)	Oct 2015	—	(1,296)	250,000	Oct 2018	0.5	0.0	n.a.	n.a.	n.a.	n.a.	(1,503)
Goldman Sachs(H)	Sep 2016	30,000	30,000	250,000	Sep 2019	3.6	1.9	75,750	74,908	74,908	4.9	—
		592,582	586,935	1,500,000		3.4	2.1	863,266	854,078	854,078	4.5	439,144
VIE Liabilities
CMBS(I)	Various	5,033,439	5,333,009	n.a.	Mar 2048 to Feb 2049	4.4	7.9	5,342,597	n.a.	5,447,026	7.9	5,313,574
		5,033,439	5,333,009	n.a.		4.4	7.9	5,342,597	—	5,447,026	7.9	5,313,574
Total / Weighted Average		$5,626,021	$5,919,944	$1,500,000		4.3	7.3	$6,205,863	$854,078	$6,301,104	7.4	$5,752,718

(A)	Net of $5.6 million and $6.4 million unamortized debt issuance costs as of March 31, 2017 and December 31, 2016, respectively.

(B)	Average weighted by the outstanding face amount of borrowings.

(C)	Average based on the fully extended loan maturity, weighted by the outstanding face amount of the collateral.

(D)
Borrowings under these repurchase agreements are collateralized by senior mortgage loans, held-for-investment, and bear interest equal to the sum of (i) a floating rate index, subject to a floor of no less than zero, equal to one-month LIBOR, or an index approximating LIBOR, and (ii) a margin, based on the collateral. As of March 31, 2017 and December 31, 2016, the percentage of the outstanding face amount of the collateral sold and not borrowed under these repurchase agreements, or average "haircut" weighted by outstanding face amount of collateral, was 31.4% and 28.8%, respectively (or 25.7% and 25.9%, respectively, if we had borrowed the maximum amount approved by its repurchase agreement counterparties as of such dates).

(E)
The current stated maturity of the facility is October 2018, which does not reflect three, twelve-month facility term extensions available to us, which is contingent upon certain covenants and thresholds and, even if such covenants and thresholds are satisfied, is at the sole discretion of Wells Fargo Bank, National Association ("Wells Fargo") and contingent upon certain covenants and thresholds. In September 2016, we and Wells Fargo amended the repurchase agreement to increase the maximum facility size from $250.0 million to $500.0 million. As of March 31, 2017, the collateral-based margin was between 1.85% and 2.15%.

(F)
In December 2016, we entered into a $500.0 million repurchase facility with Morgan Stanley Bank, N.A. ("Morgan Stanley"). The current stated maturity of the facility is December 2019, which does not reflect one, twelve-month facility term extension available to us, which is contingent upon certain covenants and thresholds and, even if such covenants and thresholds are satisfied, is at the sole discretion of Morgan Stanley and contingent upon certain covenants and thresholds. As of March 31, 2017, the collateral-based margin was between 2.25% and 2.35%.

(G)
The current stated maturity of the facility is October 2018, which does not reflect facility term extensions available to us at the discretion of JPMorgan Chase Bank, National Association ("JP Morgan"). In December 2016, we used the $500.0 million repurchase facility with Morgan Stanley to repurchase all of the senior mortgages financed by the master repurchase facility with JP Morgan. The negative carrying value reflects unamortized debt issuance costs presented in our Condensed Consolidated Balance Sheets as a direct deduction from the carrying amount of the recognized debt liability in accordance with ASU 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.

(H)
In September 2016, we entered into a $250.0 million repurchase facility with Goldman Sachs Bank USA ("Goldman Sachs"). The facility has a revolving period of one year, and a three-year term on a per-asset basis as those assets are pledged to the facility. As of March 31, 2017, the carrying value excluded $0.4 million unamortized debt issuance costs presented as " — Other assets" in our Condensed Consolidated Balance Sheets. As of March 31, 2017, the collateral-based margin was 2.5%.

(I)
Facility amounts represent CMBS issued by five trusts that we consolidate, but that are not beneficially owned by our stockholders. The facility and collateral carrying amounts included $19.0 million accrued interest payable and $20.0 million accrued interest receivable as of March 31, 2017. As of December 31, 2016, the facility and collateral carrying amounts included $18.8 million accrued interest payable and $19.9 million accrued interest receivable. The final stated maturity date represents the rated final distribution date of CMBS issued by trusts that we consolidate, but that are not beneficially owned by our stockholders.

For information regarding financing activities subsequent to March 31, 2017, see "Subsequent Events."

Master Repurchase Agreements

Currently, our primary source of financing is our master repurchase facilities, which we use to finance the origination of senior loans. After a mortgage asset is identified by us, the lender agrees to advance a certain percentage of the face value of the mortgage to us in exchange for a secured interest in the mortgage.

Repurchase agreements effectively allow us to borrow against loans, participations and securities that we own in an amount equal to (i) the market value of such loans, participations and/or securities multiplied by (ii) the applicable advance rate. Under these agreements, we sell our loans, participations and securities to a counterparty and agree to repurchase the same loans and securities from the counterparty at a price equal to the original sales price plus an interest factor. The transaction is treated as a secured loan from the financial institution for GAAP purposes. During the term of a repurchase agreement, we receive the principal and interest on the related loans, participations and securities and pay interest to the lender under the master repurchase agreement. At any point in time, the amounts and the cost of our repurchase borrowings will be based upon the assets being financed—higher risk assets will result in lower advance rates (i.e., levels of leverage) at higher borrowing costs and vice versa. In addition, these facilities include various financial covenants and limited recourse guarantees, including those described below.

Each of our existing master repurchase facilities includes "credit mark" features. "Credit mark" provisions in repurchase facilities are designed to keep the lenders' credit exposure constant as a percentage of the underlying collateral value of the assets pledged as security to them. If the underlying collateral value decreases, the gross amount of leverage available to us will be reduced as our assets are marked to market, which would reduce our liquidity. The lender under the applicable repurchase facility sets the valuation and any revaluation of the collateral assets in its sole, good faith discretion. As a contractual matter, the lender has the right to reset the value of the assets at any time based on then-current market conditions, but the market convention is to reassess valuations on a monthly, quarterly and annual basis using the financial information delivered pursuant to the facility documentation regarding the real property, borrower and guarantor under such underlying loans. Generally, if the lender determines (subject to certain conditions) that the market value of the collateral in a repurchase transaction has decreased by more than a defined minimum amount, the lender may require us to provide additional collateral or lead to margin calls that may require us to repay all or a portion of the funds advanced. We closely monitor our liquidity and intend to maintain sufficient liquidity on our balance sheet in order to meet any margin calls in the event of any significant decreases in asset values. As of March 31, 2017 and December 31, 2016, the weighted average haircut under our repurchase agreements was 31.4% and 28.8%, respectively (or 25.7% and 25.9%, respectively, if we had borrowed the maximum amount approved by its repurchase agreement counterparties as of such dates). In addition, our existing master repurchase facilities are not entirely term-matched financings and may mature before our CRE debt investments that represent underlying collateral to those financings. As we negotiate renewals and extensions of these liabilities, we may experience lower advance rates and higher pricing under the renewed or extended agreements.

The following tables provide additional information regarding our repurchase borrowings (dollars in thousands):

		March 31, 2017
	Outstanding Balance at March 31, 2017	Average Daily Amount Outstanding(A)	Maximum Amount Outstanding	Weighted Average Daily Interest Rate
Wells Fargo	$309,900	287,775	309,900	2.8%
Morgan Stanley	252,682	181,548	252,682	3.1%
JPMorgan	—	—	—
Goldman Sachs	30,000	30,000	30,000	3.3%
Total/Weighted Average	$592,582	479,990		2.9%

(A) Represents the average for the period the debt was outstanding.

Covenants—Each of our repurchase facilities contains customary terms and conditions for repurchase facilities of this type, including, but not limited to, negative covenants relating to restrictions on our operations with respect to our status as a REIT, and financial covenants, including:

•	an interest income to interest expense ratio covenant (1.5 to 1.0);

•	a minimum consolidated tangible net worth covenant (75.0% of the aggregate net cash proceeds of any equity issuances made and any capital contributions received by us and our Operating Partnership);

•	a cash liquidity covenant (the greater of $10.0 million or 10.0% of our recourse indebtedness, dependent upon the facility); and

•	a total indebtedness covenant (75.0% of our total assets, net of VIE liabilities).

As of March 31, 2017, we were in compliance with our repurchase facility covenants. Upon the initial public offering of our equity on May 5, 2017, our most restrictive cash liquidity covenant was reduced to the greater of $10.0 million or 5.0% of our recourse indebtedness.

Guarantees—In connection with each master repurchase agreement, our Operating Partnership has entered into a limited guarantee in favor of each lender, under which our Operating Partnership guarantees the obligations of the borrower under the respective master repurchase agreement (i) in the case of certain defaults, up to a maximum liability of 25.0% of the then-outstanding repurchase price of the eligible loans, participations or securities, as applicable, or (ii) up to a maximum liability of 100.0% in the case of certain "bad boy" defaults. The borrower in each case is a special purpose subsidiary of our Company.

CMBS-related Liabilities

In connection with our investments in CMBS B-Pieces, we consolidate the trust entities, called VIEs, that hold the pools of senior loans underlying the CMBS because we are considered the primary beneficiary of such entities. As a result of this consolidation, our financial statements include the liabilities of these VIEs. However, these liabilities are not recourse to us, and our risk of loss is limited to the value of our investment in the related CMBS B-Piece. See the table under "Consolidated Debt Obligations" above for a summary of these liabilities as of March 31, 2017.

Cash Flows

The following table sets forth changes in cash and cash equivalents for the three months ended March 31, 2017 and 2016 (dollars in thousands):

	Three Months Ended March 31,
	2017	2016	Increase (Decrease)
Cash Flows From Operating Activities	$7,672	$4,444	$3,228
Cash Flows Used In Investing Activities	(234,719)	(51,443)	(183,276)
Cash Flows From Financing Activities	284,825	35,350	249,475
Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	$57,778	$(11,649)	$69,427

Cash Flows from Operating Activities

Our cash flows from operating activities were primarily driven by our net income, which is driven by the income generated by our investments. The following table sets forth interest received and paid by our investments for the three months ended March 31, 2017 and 2016 (dollars in thousands):

	For the Three Months Ended March 31,
	2017	2016
Interest Received:
Senior and mezzanine loans	$10,616	$4,927
CMBS B-Pieces	3,088	2,364
Preferred equity interest	727	—
	14,431	7,291
Interest Paid:
Borrowings secured by senior loans	3,311	767
Net interest collections	$11,120	$6,524

Our cash flows from operating activities were partially offset by cash used to pay management and incentive fees, as follows (dollars in thousands):

	Three Months Ended March 31,
	2017	2016	Increase (Decrease)
Management Fees to Affiliate	$3,491	$1,342	$2,149
Incentive Compensation to Affiliate	—	—	—
Net Decrease in Cash and Cash Equivalents	$3,491	$1,342	$2,149

Cash Flows from Investing Activities

Our cash flows from investing activities were primarily driven by the amounts of cash used to originate and fund or purchase new investments. During the three months ended March 31, 2017, we funded or purchased $234.7 million of senior and mezzanine loans. During the three months ended March 31, 2016, we funded or purchased $5.3 million, $36.4 million and $10.2 million of senior and mezzanine loans, CMBS and preferred equity interests, respectively, and received $0.8 million of principal repayments on certain mezzanine loans.

Cash Flows from Financing Activities

Our cash flows from financing activities were primarily driven by borrowings under our repurchase facilities of $147.0 million during the three months ended March 31, 2017. Our cash flows from financing activities were also impacted by the issuance of our common stock for net proceeds of $147.7 million during the three months ended March 31, 2017 and $40.0 million during the three months ended March 31, 2016. As a result of the payment of common and preferred stock dividends, our cash flows from financing activities decreased by $8.5 million in the three months ended March 31, 2017 and by $5.6 million in the three months ended March 31, 2016.

Contractual Obligations and Commitments

The following table presents our contractual obligations and commitments (including interest payments) as of March 31, 2017 (dollars in thousands):

	Total	Less than 1 year	1 to 3 years	3 to 5 years	Thereafter
Non-VIE Liabilities:
Repurchase Facilities(A):
Wells Fargo	$334,103	$8,360	$325,743	$—	$—
Morgan Stanley	275,517	7,605	267,912	—	—
JPMorgan	—	—	—	—	—
Goldman Sachs	33,014	1,004	32,010	—	—
Total Repurchase Facilities	642,634	16,969	625,665	—	—
Future Funding Obligations(B)	217,279	103,387	113,892	—	—
Total Non-VIE Liabilities	859,913	120,356	739,557	—	—
VIE Liabilities(C):
CMBS	6,756,939	268,757	595,966	910,464	4,981,752
Total	$7,616,852	$389,113	$1,335,523	$910,464	$4,981,752

(A)
The allocation of repurchase facilities is based on the current maturity date of each individual borrowing under the facilities. The amounts include the related future interest payment obligations, which are estimated by assuming the amounts outstanding under our repurchase facilities and the interest rates in effect as of March 31, 2017 will remain constant into the future. This is only an estimate, as actual amounts borrowed and rates may vary over time. Amounts borrowed are subject to a maximum 25.0% recourse limit.

(B)
We have future funding obligations related to our investments in senior loans. These future funding obligations primarily relate to construction projects, capital improvements, tenant improvements and leasing commissions. Generally, funding obligations are subject to certain conditions that must be met, such as customary construction draw certifications, minimum debt service coverage ratios, minimal debt yield tests, or executions of new leases before advances are made to the borrower. As such, the allocation of our future funding obligations is based on the earlier of the expected funding or commitment expiration date.

(C)	Amounts relate to VIE liabilities that represent securities not beneficially owned by our stockholders.

We are required to pay our Manager a base management fee, an incentive fee and reimbursements for certain expenses pursuant to our management agreement. The table above does not include the amounts payable to our Manager under our management agreement as they are not fixed and determinable. See Note 9 to our condensed consolidated financial statements included in this Form 10-Q for additional terms and details of the fees payable under our management agreement.

As a REIT, we generally must distribute substantially all of our REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gains, to stockholders in the form of dividends to comply with the REIT provisions of the Internal Revenue Code of 1986, as amended. Our taxable income does not necessarily equal our net income as calculated in accordance with GAAP, or our Core Earnings as described above under " — Key Financial Measures and Indicators — Core Earnings."

Subsequent Events

The following events occurred subsequent to quarter end:

Investing Activities

We originated the following senior loans subsequent to March 31, 2017:

Description/ Location	Property Type	Month Originated	Maximum Face Amount	Initial Face Amount Funded	Interest Rate(A)	Maturity Date(B)	LTV
Senior Loan, Irvine, CA	Office	April 2017	$162,100	$130,000	L + 3.9%	May 2022	61.9%
Senior Loan, Atlanta, GA	Office	May 2017	61,900	42,500	L + 4.0	June 2022	70.5%

(A)	Floating rate based on one-month USD LIBOR.

(B)	Maturity date assumes all extension options are exercised, if applicable.

Financing Activities

In April 2017, we amended and restated the Wells Fargo master repurchase facility to (i) increase the maximum facility size from $500.0 million to $750.0 million, (ii) extend the stated maturity to April 2020, which does not reflect two twelve-month facility term extensions available to us, which is contingent upon certain covenants and thresholds and (iii) amend certain other terms.

In April 2017, we used $212.7 million of cash to partially repay amounts drawn under the Morgan Stanley master repurchase facility.

In April 2017, we syndicated a $61.7 million senior interest of a senior loan that is subject to an $8.5 million future funding commitment by a third party lender, while retaining a $15.6 million junior non-recourse participation that is structured as a mezzanine loan.

In May 2017, we entered into a new $75.0 million corporate secured revolving credit facility administered by Barclays Bank PLC ("Barclays") that has an initial maturity of May 2019. The facility bears interest at a per annum rate equal to the sum of (i) a floating rate index and (ii) a margin.

In May 2017, we used $217.8 million of cash to partially repay amounts drawn under the Wells Fargo master repurchase facility.

Corporate Activities

Dividends

In April 2017, our board of directors declared a $8.8 million dividend on our common stock, or $0.28 per share, with respect to the first quarter of 2017, which we paid on April 18, 2017 to shareholders of record on April 18, 2017.

In June 2017, our board of directors declared a $13.4 million dividend on our common stock, or $0.25 per share, with respect to the second quarter of 2017, payable on July 14, 2017 to shareholders of record on June 30, 2017.

Equity Issuance/Redemption

In April 2017, we called capital from investors in the private placements completed during the year ended December 31, 2016 and issued 10,379,738 shares of our common stock at $20.00 per share for net proceeds of $207.6 million.

In May 2017, we completed our initial public offering of 11,787,500 shares of our common stock at a price to the public of $20.50 per share, which included 1,537,500 shares of common stock issued in connection with the underwriters' exercise in full of their option to purchase additional shares, to the public. The offering generated net proceeds of approximately $225.9 million.

In May 2017, we redeemed all 125 issued and outstanding 12.5% Series A Preferred Stock for $0.1 million, representing the sum of $1,000.00 per share and all accrued and unpaid dividends for total proceeds of $0.1 million.

Share Repurchase Program

As contemplated in connection with our initial public offering, we have adopted a program to repurchase in the open market up to $100.0 million in shares of our common stock over the 12 month period commencing on or about June 14, 2017.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Critical Accounting Policies

The preparation of our condensed consolidated financial statements in accordance with GAAP requires our management to make estimates and judgments that affect the reported amounts of assets and liabilities, interest income and other revenue recognition, allowance for loan losses, expense recognition, tax liability, future impairment of our investments, valuation of our investment portfolio and disclosure of contingent assets and liabilities, among other items. Our Management bases these estimates and judgments about current, and for some estimates, future economic and market conditions and their effects on available information, historical experience and other assumptions that we believe are reasonable under the circumstances. However, these estimates, judgments and assumptions are often subjective and may be impacted negatively based on changing circumstances or changes in our analyses.

If conditions change from those expected, it is possible that our judgments, estimates and assumptions described below could change, which may result in a change in our interest income and other revenue recognition, allowance for loan losses, expense recognition, tax liability, future impairment of our investments, and valuation of our investment portfolio, among other effects. If actual amounts are ultimately different from those estimated, judged or assumed, revisions are included in the condensed consolidated financial statements in the period in which the actual amounts become known. We believe our critical accounting policies could potentially produce materially different results if we were to change underlying estimates, judgments or assumptions.

There have been no material changes to our critical accounting policies described in our Prospectus. For a full discussion of our significant accounting policies, see Note 2 to our condensed consolidated financial statements included in this Form 10-Q.

Recent Accounting Pronouncements

For a full discussion of recently issued accounting pronouncements, see Note 2 to our condensed consolidated financial statements included in this Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We seek to manage our risks related to the credit quality of our assets, interest rates, liquidity, prepayment rates and market value, while at the same time seeking to provide an opportunity to stockholders to realize attractive risk-adjusted returns. While risks are inherent in any business enterprise, we seek to quantify and justify risks in light of available returns and to maintain capital levels consistent with the risks we undertake.

Credit Risk

Our investments are subject to credit risk, including the risk of default. The performance and value of our investments depend upon the sponsors' ability to operate the properties that serve as our collateral so that they produce cash flows adequate to pay interest and principal due to us. To monitor this risk, our Manager reviews our investment portfolio and is in regular contact with sponsors, monitoring performance of the collateral and enforcing our rights as necessary.

Credit Yield Risk

Credit yields measure the return demanded on financial instruments by the lending market based on their risk of default. Increasing supply of credit-sensitive financial instruments and reduced demand will generally cause the market to require a higher yield on such financial instruments, resulting in a lower price for the financial instruments we hold.

As of March 31, 2017, a 100 basis point increase in credit yields would decrease our net book value by approximately $6.0 million, and a 100 basis point decrease in credit yields would increase our net book value by approximately $6.5 million, based on the investments we held on that date. Changes in credit yields do not directly affect our earnings or cash flow as we intend to hold our positions.

Interest Rate Risk

Generally, the composition of our investments is such that rising interest rates will increase our net income, while declining interest rates will decrease net income. As of March 31, 2017, 88.0% of our investments by total assets earned a floating rate of interest. The remaining 12.0% of our investments earned a fixed rate of interest. If interest rates were to decline, the value of these fixed-rate investments may increase and if interest rates were to increase, the value of these fixed-rate investments may fall; however, the interest income generated by these investments would not be affected by market interest rates. The interest rates we pay under our current repurchase agreements are floating rate. Accordingly, our interest expense will generally increase as interest rates increase and decrease and interest rates decrease.

As of March 31, 2017, a 50 basis point increase in short-term interest rates, based on a shift in the yield curve, would increase our cash flows by approximately $1.6 million during the 2017 fiscal year, whereas a 50 basis point decrease in short-term interest rates would increase our cash flows by approximately $1.5 million during the 2017 fiscal year, based on the net floating-rate exposure of the investments we held on that date.

Prepayment Risk

Prepayment risk is the risk that principal will be repaid at a different rate than anticipated, potentially causing the return on certain investments to be less than expected. As we receive prepayments of principal on our assets, any premiums paid on such assets are amortized against interest income. In general, an increase in prepayment rates accelerates the amortization of purchase premiums, thereby reducing the interest income earned on the assets. Conversely, discounts on such assets are accreted into interest income. In general, an increase in prepayment rates accelerates the accretion of purchase discounts, thereby increasing the interest income earned on the assets.

Financing Risk

We finance our target assets with borrowed funds under our repurchase facilities and by syndicating senior participations in our originated senior loans. Over time, as market conditions change, we may use other forms of leverage in addition to these methods of financing. Weakness or volatility in the financial markets, the commercial real estate and mortgage markets and the economy generally could adversely affect one or more of our lenders or potential lenders and could cause one or more of our lenders or potential lenders to be unwilling or unable to provide us with financing or to increase the costs of that financing.

Real Estate Risk

The market values of commercial mortgage assets are subject to volatility and may be adversely affected by a number of factors, including, but not limited to, national, regional and local economic conditions (which may be adversely affected by industry slowdowns and other factors); local real estate conditions; changes or continued weakness in specific industry segments; construction quality, age and design; demographic factors; and retroactive changes to building or similar codes. In addition, decreases in property values reduce the value of the collateral and the potential proceeds available to a borrower to repay the underlying loans, which could also cause us to suffer losses.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that the information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Co-Chief Executive Officers and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired controls.
Our management, with the participation of our Co-Chief Executive Officers and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2017. Based upon that evaluation, our Co-Chief Executive Officers and Chief Financial Officer concluded that, as of March 31, 2017, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
Changes in Internal Controls over Financial Reporting

No changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) of the Exchange Act) occurred during the three months ended March 31, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The section entitled “Litigation ” appearing in Note 8 of our condensed consolidated financial statements included in this Form 10-Q is incorporated herein by reference.

ITEM 1A. RISK FACTORS

For a discussion of our potential risks and uncertainties, see the information under the heading “Risk Factors” in our Prospectus. There have been no material changes to our principal risks that we believe are material to our business, results of operations, and financial condition from the risk factors previously disclosed in the Prospectus, which is accessible on the SEC’s website at www.sec.gov.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities
On February 28, 2017, we issued 7,386,208 shares of our common stock to investors in the private placements completed during the year ended December 31, 2016 at a price of $20.00 per share, for net proceeds of $147.7 million. On the same date, we also issued one share of special non-voting preferred stock for $0.01 per share to the investor that subscribed for shares of our common stock in the October 2016 private placement to facilitate compliance by such investor with regulatory requirements applicable to such investor.
On April 19, 2017, we issued 10,379,738 shares of our common stock to investors in the private placements completed during the year ended December 31, 2016 at a price of $20.00 per share, for net proceeds of $207.6 million.
Each of the foregoing equity issuances was effected in reliance on the exemption contained in Section 4(a)(2) of the Securities Act, as transactions by issuers not involving a public offering. No general solicitation or underwriters was involved in such issuances.
Use of Proceeds
On May 20, 2017, we completed our initial public offering in which we sold 11,787,500 shares of common stock (including 1,537,5000 shares of common stock that were subject to the underwriters’ option to purchase additional shares) at an initial public offering price of $20.50 per share. The shares offered and sold in the initial public offering were registered under the Securities Act pursuant to our Registration Statement on Form S-11 (File No. 333-217126), which was declared effective by the SEC on May 4, 2017, and Registration Statement on Form S-11 (File No. 333-217681), which was immediately effective pursuant to Rule 462 of the Securities Act. The offering did not terminate until after the sale of all 11,787,500 shares of common stock registered on the registration statement. The aggregate offering price for the shares registered and sold by us was approximately $5.89 million. The underwriters of the offering were led by Wells Fargo Securities, LLC, Morgan Stanley & Co. LLC. KKR Capital Markets LLC, Barclays Capital Inc., Goldman Sachs & Co. LLC, J.P. Morgan Securities LLC and Keefe, Bruyette & Woods, Inc.
The initial public offering generated net proceeds of approximately $220.4 million to us after net underwriting discounts and commissions of approximately $15.7 million and other offering expenses of approximately $5.5 million. KKR Capital Markets LLC, an underwriter in the offering, is an affiliate and received underwriting fees of approximately $3.1 million. No other offering expenses were paid directly or indirectly to any of our directors or officers (or their associates), persons owning 10 percent or more of our common stock or any other affiliates.
We used the net proceeds from the initial public offering to make a repayment on one of our repurchase facilities in a manner consistent with our investment strategies and investment guidelines.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description

3.1
Articles of Restatement of KKR Real Estate Finance Trust Inc., dated as of May 10, 2017 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (001-38082) filed on May 10, 2017).

3.2	Amended and Restated Bylaws of KKR Real Estate Finance Trust Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Registration on Form S-11/A (333-217126) filed on April 13, 2017).

10.1
Third Amended and Restated Management Agreement, dated as of May 5, 2017, between KKR Real Estate Finance Trust Inc. and KKR Real Estate Finance Manager LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (001-38082) filed on May 10, 2017).

10.2
Second Amendment to the Stockholders Agreement, dated as of January 9, 2017, among KKR Real Estate Finance Trust Inc., KKR Real Estate Finance Manager LLC, KKR Fund Holdings L.P. and the stockholders party thereto (incorporated by reference to Exhibit 10.4 to the Company’s Registration on Form S-11 (333-217126) filed on April 3, 2017).

10.3	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.19 to the Company’s Registration on Form S-11/A (333-217126) filed on April 26, 2017). †

10.4
Amended and Restated Master Repurchase and Securities Contract, dated as of April 7, 2017, between KREF Lending I LLC and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.20 to the Company’s Registration on Form S-11/A (333-217126) filed on April 13, 2017).

10.5
Amendment No. 3 to Guarantee Agreement, dated as of April 7, 2017, between Wells Fargo Bank, National Association and KKR Real Estate Finance Holdings L.P. (incorporated by reference to Exhibit 10.21 to the Company’s Registration on Form S-11/A (333-217126) filed on April 13, 2017).

10.6
Trademark License Agreement, dated as of May 4, 2017, between Kohlberg Kravis Roberts & Co. L.P. and KKR Real Estate Finance Trust Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (001-38082) filed on May 10, 2017).

10.7
Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement for Directors (incorporated by reference to Exhibit 10.23 to the Company’s Registration on Form S-11/A (333-217126) filed on May 2, 2017). †

10.8
Credit Agreement, dated as of May 4, 2017, among KREF Holdings X LLC, KKR Real Estate Finance Holdings L.P. and Barclays Bank PLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (001-38082) filed on May 10, 2017).

31.1	Certificate of Christen E.J. Lee, Co-President and Co-Chief Executive Officer, pursuant to Section 302 of the SarbanesOxley Act of 2002.

31.2	Certificate of Matthew A. Salem, Co-President and Co-Chief Executive Officer, pursuant to Section 302 of the SarbanesOxley Act of 2002.

31.3	Certificate of William B. Miller, Chief Financial Officer, pursuant to Section 302 of the SarbanesOxley Act of 2002.

32.1
Certificate of Christen E.J. Lee, Co-President and Co-Chief Executive Officer, pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2
Certificate of Matthew A. Salem, Co-President and Co-Chief Executive Officer, pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.3	Certificate of William B. Miller, Chief Financial Officer, pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

________________________
† This document has been identified as a management contract or compensatory plan or arrangement.

Certain agreements and other documents filed as exhibits to this Form 10-Q contain representations and warranties that the parties thereto made to each other. These representations and warranties have been made solely for the benefit of the other parties to such agreements and may have been qualified by certain information that has been disclosed to the other parties to such agreements and other documents and that may not be reflected in such agreements and other documents. In addition, these representations and warranties may be intended as a way of allocating risks among parties if the statements contained therein prove to be incorrect, rather than as actual statements of fact. Accordingly, there can be no reliance on any such representations and warranties as characterizations of the actual state of facts. Moreover, information concerning the subject matter of any such representations and warranties may have changed since the date of such agreements and other documents.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KKR REAL ESTATE FINANCE TRUST INC.

Date:	June 14, 2017	By:	/s/ Christen E.J. Lee
Name: Christen E.J. Lee
Title: Co-Chief Executive Officer and Co-President
(Co-Principal Executive Officer)

Date:	June 14, 2017	By:	/s/ Matthew A. Salem
Name: Matthew A. Salem
Title: Co-Chief Executive Officer and Co-President
(Co-Principal Executive Officer)

Date:	June 14, 2017	By:	/s/ William B. Miller
Name: William B. Miller
Title: Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)