Form 10-Q
period 2017-06-30
KKR Real Estate Finance Trust Inc.
filed 2017-08-09
CIK 1631596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.        ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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
☐ Yes ☒ No

The number of shares of the registrant's common stock, par value $0.01 per share, outstanding as of August 4, 2017 was 53,711,838.

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
FOR THE QUARTER ENDED JUNE 30, 2017

PART I — FINANCIAL INFORMATION
ITEM I. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

KKR Real Estate Finance Trust Inc. and Subsidiaries

Condensed Consolidated Balance Sheets
(Amounts in thousands, except share and per share data)

	June 30, 2017	December 31, 2016
	(Unaudited)
Assets
Cash and cash equivalents	$57,013	$96,189
Restricted cash and cash equivalents	900	157
Commercial mortgage loans, held-for-investment, net	1,056,083	674,596
Commercial mortgage loans, held-for-sale, net	—	26,230
Preferred interest in joint venture, held-to-maturity	37,090	36,445
Equity method investments in unconsolidated subsidiaries, at fair value	4,344	—
Accrued interest receivable	5,266	2,974
Other assets	2,582	2,728
Commercial mortgage loans held in variable interest entities, at fair value	5,467,095	5,426,084
Total Assets	$6,630,373	$6,265,403

Liabilities and Equity
Liabilities
Secured financing agreements, net	$177,198	$439,144
Accounts payable, accrued expenses and other liabilities	7,121	2,297
Dividends payable	13,505	—
Accrued interest payable	333	593
Due to affiliates	3,516	1,728
Variable interest entity liabilities, at fair value	5,351,985	5,313,574
Total Liabilities	5,553,658	5,757,336

Commitments and Contingencies

Temporary Equity
Redeemable noncontrolling interests in equity of consolidated joint venture	3,073	3,030
Redeemable preferred stock	949	—

Permanent Equity
Preferred stock, 50,000,000 authorized (1 share with par value of $0.01 issued and outstanding as of June 30, 2017 and December 31, 2016, respectively, and 125 shares with stated value of $1,000.00 issued and outstanding as of December 31, 2016)	—	125
Common stock, 300,000,000 authorized (53,711,838 and 24,158,392 shares with par value of $0.01 issued and outstanding as of June 30, 2017 and December 31, 2016, respectively)	537	242
Additional paid-in capital	1,053,045	479,417
Retained earnings	11,644	17,914
Total KKR Real Estate Finance Trust Inc. stockholders’ equity	1,065,226	497,698
Noncontrolling interests in equity of consolidated joint venture	7,467	7,339
Total Permanent Equity	1,072,693	505,037
Total Liabilities and Equity	$6,630,373	$6,265,403

See Notes to Condensed Consolidated Financial Statements.

KKR Real Estate Finance Trust Inc. and Subsidiaries

Condensed Consolidated Statements of Operations (Unaudited)
(Amounts in thousands, except share and per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Net Interest Income
Interest income	$17,446	$6,719	$30,352	$12,988
Interest expense	3,225	1,199	7,178	2,349
Total net interest income	14,221	5,520	23,174	10,639

Other Income
Change in net assets related to consolidated variable interest entities	4,175	5,824	8,785	3,740
Income from equity method investments in unconsolidated subsidiaries	330	—	346	—
Other income	275	18	439	79
Total other income (loss)	4,780	5,842	9,570	3,819

Operating Expenses
General and administrative	963	716	1,915	1,200
Management fees to affiliate	3,488	1,329	5,524	2,467
Incentive compensation to affiliate	—	88	—	365
Total operating expenses	4,451	2,133	7,439	4,032

Income (Loss) Before Income Taxes, Noncontrolling Interests and Preferred Dividends	14,550	9,229	25,305	10,426
Income tax expense	146	72	268	143
Net Income (Loss)	14,404	9,157	25,037	10,283
Redeemable Noncontrolling Interests in Income (Loss) of Consolidated Joint Venture	34	80	80	161
Noncontrolling Interests in Income (Loss) of Consolidated Joint Venture	214	207	424	391
Net Income (Loss) Attributable to KKR Real Estate Finance Trust Inc. and Subsidiaries	14,156	8,870	24,533	9,731
Preferred Stock Dividends	75	4	88	8
Net Income (Loss) Attributable to Common Stockholders	$14,081	$8,866	$24,445	$9,723

Net Income (Loss) Per Share of Common Stock
Basic	$0.30	$0.51	$0.66	$0.60
Diluted	$0.30	$0.51	$0.66	$0.60
Weighted Average Number of Shares of Common Stock Outstanding
Basic	46,632,975	17,248,539	36,810,769	16,079,840
Diluted	46,633,248	17,248,539	36,811,042	16,079,840

Dividends Declared per Share of Common Stock	$0.53	$0.34	$0.88	$0.70

See Notes to Condensed Consolidated Financial Statements.

KKR Real Estate Finance Trust Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Equity (Unaudited)

For the Six Months Ended June 30, 2017 and 2016
(Amounts in thousands, except share data)

	Permanent Equity									Temporary Equity
	KKR Real Estate Finance Trust Inc.
	Preferred Stock		Common Stock
	Shares	Stated Value	Shares	Par Value	Additional Paid-In Capital	Retained Earnings	Total KKR Real Estate Finance Trust Inc. Stockholders' Equity	Noncontrolling Interests in Equity of Consolidated Joint Venture	Total Permanent Equity	Redeemable Noncontrolling Interests in Equity of Consolidated Joint Venture	Redeemable Preferred Stock
Balance at December 31, 2015	125	$125	13,636,416	$136	$272,518	$8,681	$281,460	$4,914	$286,374	$4,643	$—
Issuance of stock	—	—	5,021,976	51	99,953	—	100,004	—	100,004	—	—
Offering costs	—	—	—	—	(2,874)	—	(2,874)	—	(2,874)	—	—
Preferred dividends declared	—	—	—	—	—	(8)	(8)	—	(8)	—	—
Common dividends declared	—	—	—	—	—	(10,941)	(10,941)	—	(10,941)	—	—
Capital contributions	—	—	—	—	—	—	—	2,048	2,048	—	—
Capital distributions	—	—	—	—	—	—	—	(145)	(145)	(173)	—
Net income (loss)	—	—	—	—	—	9,731	9,731	391	10,122	161	—
Balance at June 30, 2016	125	$125	18,658,392	$187	$369,597	$7,463	$377,372	$7,208	$384,580	$4,631	$—

Balance at December 31, 2016	126	$125	24,158,392	$242	$479,417	$17,914	$497,698	$7,339	$505,037	$3,030	$—
Issuance of stock	—	—	29,553,446	295	580,011	—	580,306	—	580,306	—	949
Redemption of preferred stock	(125)	(125)	—	—	—	—	(125)	—	(125)	—	—
Offering costs	—	—	—	—	(6,398)	—	(6,398)	—	(6,398)	—	—
Preferred dividends declared	—	—	—	—	—	(6)	(6)	—	(6)	—	(82)
Common dividends declared	—	—	—	—	—	(30,715)	(30,715)	—	(30,715)	—	—
Capital distributions	—	—	—	—	—	—	—	(296)	(296)	(37)	—
Equity compensation	—	—	—	—	15	—	15	—	15	—	—
Net income (loss)	—	—	—	—	—	24,451	24,451	424	24,875	80	82
Balance at June 30, 2017	1	$—	53,711,838	$537	$1,053,045	$11,644	$1,065,226	$7,467	$1,072,693	$3,073	$949

See Notes to Condensed Consolidated Financial Statements.

KKR Real Estate Finance Trust Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)
(Amounts in thousands)

	For the Six Months Ended June 30,
	2017	2016
Cash Flows From Operating Activities
Net income (loss)	$25,037	$10,283
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of deferred debt issuance costs	1,070	682
Accretion of net deferred loan fees and discounts	(1,302)	(278)
Interest paid-in-kind	(644)	(1,155)
Change in noncash net assets of consolidated variable interest entities	(2,566)	2,112
(Income) from equity investment in unconsolidated subsidiary	(332)	—
Equity compensation	15	—
Changes in operating assets and liabilities:
Accrued interest receivable, net	(2,292)	(438)
Other assets	2,107	3,373
Due to affiliates	1,788	(849)
Accounts payable, accrued expenses and other liabilities	4	(3,006)
Accrued interest payable	(260)	41
Net cash provided by operating activities	22,625	10,765

Cash Flows From Investing Activities
Proceeds from principal repayments of commercial mortgage loans, held-for-investment	1,685	2,376
Proceeds from sale of commercial mortgage loans	60,991	—
Origination and purchase of commercial mortgage loans, held-for-investment	(416,631)	(64,583)
Investment in commercial mortgage-backed securities, equity method investee	(23,600)	—
Proceeds from commercial mortgage-backed securities, equity method investee	19,588	—
Purchases of commercial mortgage-backed securities	—	(36,351)
Investment in preferred interest in joint venture	—	(10,240)
Purchases of other capitalized assets	—	(431)
Net cash used in investing activities	(357,967)	(109,229)

See Notes to Condensed Consolidated Financial Statements.

KKR Real Estate Finance Trust Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)
(Amounts in thousands)

	For the Six Months Ended June 30,
	2017	2016
Cash Flows From Financing Activities
Proceeds from borrowings under secured financing agreements	198,000	39,000
Proceeds from issuances of common stock	581,256	100,004
Redemption of preferred stock	(125)	—
Proceeds from noncontrolling interest contributions	—	2,048
Payments of common stock dividends	(17,287)	(10,941)
Payments of preferred stock dividends	(11)	(8)
Principal repayments on borrowings under secured financing agreements	(460,432)	—
Payments of debt issuance costs	(2,549)	(1,010)
Payments of stock issuance costs	(1,611)	(2,796)
Payments of redeemable noncontrolling interest distributions	(37)	(222)
Payments of noncontrolling interest distributions	(295)	—
Net cash provided by financing activities	296,909	126,075

Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	(38,433)	27,611
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	96,346	26,686
Cash, Cash Equivalents, and Restricted Cash at End of Period	$57,913	$54,297

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest expense	$6,325	$1,626
Cash paid during the period for income tax expense	67	460

Supplemental Schedule of Non-Cash Investing and Financing Activities
Consolidation of variable interest entities (incremental assets and liabilities)	$—	$940,806
Dividend declared, not yet paid	13,428	—

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

As of June 30, 2017, KKR beneficially owned 23,758,616 shares of KREF's common stock, of which 3,758,616 shares were held by KKR on behalf of a third-party investor.

As of June 30, 2017, KREF's principal business activities related to the origination and purchase of credit investments related to commercial real estate. Management assesses performance of KREF's current portfolio of leveraged and unleveraged commercial mortgage loans and commercial mortgage-backed securities ("CMBS") as a whole and makes operating decisions accordingly. As a result, management presents KREF's operations within a single segment.

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

REO assets generally represent a small percentage of the overall asset pool of a CMBS trust. In a new issue CMBS trust there are no REO assets, and no REO existed in KREF's consolidated VIE assets as of June 30, 2017. KREF derives the fair value of its Level 3 CMBS VIE assets from its Level 3 CMBS VIE liabilities, which management considers to possess more observable market value data than the CMBS VIE assets. See "— Fair Value — Valuation of Consolidated VIEs" for additional discussion regarding management's valuation of consolidated CMBS VIEs.

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

Preferred Interest in Joint Venture — KREF consolidates a joint venture that holds a lending agreement with an entity engaged in the management of a multi-family tower, and in which a third-party owns a 20.0% noncontrolling interest (Note 4). Management determined the joint venture to be a VIE as the third-party owners of the noncontrolling interest do not have substantive participating or kick-out rights. KREF owns 80.0% of the equity interests in the joint venture and participates in the profits and losses. Management considers KREF to be the primary beneficiary of the joint venture as KREF holds decision-making power over the activities that most significantly impact the economic performance of the joint venture.

Noncontrolling Interests — Noncontrolling interests represent the ownership interests in certain consolidated subsidiaries held by entities or persons other than KREF. Those noncontrolling interests that allow the holder to redeem before liquidation or termination of the entity that issued those interests are considered redeemable noncontrolling interests.

The redeemable noncontrolling interests issued by subsidiaries of KREF are subject to certain restrictions and require KREF to transfer assets or issue equity to satisfy the redemption. As KREF does not control the circumstances under which the noncontrolling interests may redeem their interests, management considers these redeemable noncontrolling interests as temporary equity, presented as "Temporary Equity — Redeemable noncontrolling interests in equity of consolidated joint venture" in the accompanying Condensed Consolidated Balance Sheets and their share of "Net Income (Loss)" as "Redeemable Noncontrolling Interests in Income (Loss) of Consolidated Joint Venture" in the Condensed Consolidated Statements of Operations. KREF recorded the redeemable noncontrolling interests at fair value upon issuance by subsidiaries of KREF, and accretes to the redemption values at each subsequent reporting period date if KREF determines the noncontrolling interests are redeemable or probable to become redeemable. As of June 30, 2017, KREF determined that the redeemable noncontrolling interests were not currently redeemable or probable to become redeemable, and as a result did not adjust the value of the redeemable noncontrolling interests.

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

Equity investments in unconsolidated subsidiaries — Investments are accounted for under the equity method when KREF has significant influence over the operations of an investee, but KREF does not consolidate that investment. Equity method investments, for which management has not elected a fair value option, are initially recorded at cost and subsequently adjusted for KREF's share of net income or loss and cash contributions and distributions each period.

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

Management determined that its investment in an aggregator vehicle alongside KKR Real Estate Credit Opportunity Partners L.P. ("RECOP") is an interest in a VIE, however KREF is not the primary beneficiary and does not have substantive participating or kick-out rights. Management elected the fair value option for KREF's investment in RECOP. KREF records its share of net asset value in RECOP as “Equity investments in unconsolidated subsidiaries, at fair value” in its Condensed Consolidated Balance Sheets and its share of unrealized gains or losses in "Income from equity investments in unconsolidated subsidiaries" in its Condensed Consolidated Statements of Operations (Note 6).

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

Valuation Process — The KKR Manager reviews the valuation of Level 3 financial instruments as part of KKR's quarterly process. As of June 30, 2017, KKR’s valuation process for Level 3 measurements, as described below, subjected valuations to the review and oversight of various committees. KKR has a global valuation committee assisted by valuation subcommittees, including a real estate subcommittee that reviews and approves preliminary Level 3 valuations for certain real estate assets including the financial instruments held by KREF. The global valuation committee provides general oversight of the valuation subcommittees. The global valuation committee is responsible for coordinating and implementing KKR’s valuation process to ensure consistency in the application of valuation principles across portfolio investments and between periods. All valuations are subject to approval by the global valuation committee.

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

As of June 30, 2017 and December 31, 2016, KREF held $0.9 million and $0.2 million, respectively, of restricted cash related to good faith deposits and surety bond deposits. KREF receives good faith deposits from potential borrowers when originating or acquiring commercial mortgage loans, which KREF must return to the borrower in the event of a successful transaction or use to pay the costs it incurs in the event of a broken deal. Management considers these deposits restricted until the good faith deposit is returned to the borrower or management considers the deal broken.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Condensed Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Condensed Consolidated Statements of Cash Flows.

	June 30, 2017	December 31, 2016
Cash and cash equivalents	$57,013	$96,189
Restricted cash and cash equivalents	900	157
Total cash, cash equivalents and restricted cash and cash equivalents shown in the Condensed Consolidated Statements of Cash Flows	$57,913	$96,346

KREF must also maintain sufficient cash and cash equivalents to satisfy liquidity covenants related to its secured financing agreements. However, such amounts are not restricted from use in KREF's current operations, and KREF does not present these cash and cash equivalents as restricted. As of June 30, 2017 and December 31, 2016, KREF was required to maintain unrestricted cash and cash equivalents of at least $10.0 million and $11.1 million, respectively, to satisfy its liquidity covenants (Note 5).

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

KKR Real Estate Finance Trust Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollars in tables in thousands, except per share amounts)

Commercial Mortgage Loans Held‑For‑Sale — Loans that KREF originates, or acquires, which KREF is unable to hold, or management intends to sell or otherwise dispose of, in the foreseeable future are classified as held‑for‑sale and are carried at the lower of amortized cost or fair value. As of June 30, 2017, KREF did not classify any loans as held-for-sale (Note 3).

Preferred Interest in Joint Venture Held-To-Maturity — KREF invests in preferred equity issued by a limited liability company engaged in commercial real estate activities that KREF accounts for as a debt security. Management intends, and believes KREF has the ability, to hold this investment until maturity. Accordingly, KREF presents this preferred interest in joint venture held‑to‑maturity for which management did not elect the fair value option, at cost, net of unamortized premiums and discounts; KREF applies the effective interest method to amortize applicable premiums and discounts through interest income. In the event that the fair value of the preferred interest in joint venture held‑to‑maturity is less than its amortized cost, management considers whether the unrealized holding loss represents an other-than-temporary impairment ("OTTI"). If management does not expect to recover the carrying value of the preferred interest in joint venture held-to-maturity based on future expected cash flows, an OTTI exists and KREF reduces the carrying value by the impairment amount, recognizes the portion of the impairment related to credit factors in earnings and the portion of the impairment related to other factors in accumulated other comprehensive income. For the six months ended June 30, 2017 and 2016, KREF had not recognized an OTTI related to its investment in preferred interest in joint venture held-to-maturity (Note 4).

Secured Financing Agreements — KREF's secured financing agreements are treated as collateralized financing transactions and consist of floating rate, uncommitted repurchase facilities carried at their contractual amounts, net of unamortized debt issuance costs (Note 5).

Other Assets and Accounts Payable, Accrued Expenses and Other Liabilities — Other assets and liabilities are comprised of the following:

	Other Assets
	June 30,	December 31,
	2017	2016
Deferred debt issuance costs, net(A)	$2,008	$448
Prepaid expenses, net	449	22
Other assets	70	30
Due from affiliates	55	360
Deferred stock issuance costs, net	—	1,326
Accounts receivable	—	542
	$2,582	$2,728

	Accounts Payable, Accrued Expenses And Other Liabilities
	June 30,	December 31,
	2017	2016
Accrued stock issuance costs	$3,460	$60
Accounts payable	2,829	1,538
Accrued expenses	572	558
Income taxes payable	202	141
Deferred revenue	58	—
	$7,121	$2,297

(A)
Deferred debt issuance costs related to undrawn repurchase facilities are presented net of accumulated amortization of $0.2 million and $0.0 million as of June 30, 2017 and December 31, 2016, respectively.

Special Non-Voting Preferred Stock ("SNVPS") — Equity instruments that are redeemable for cash or other assets are classified as temporary equity if the instrument is redeemable, at the option of the holder, at a fixed or determinable price on a fixed or determinable date or upon the occurrence of an event that is not solely within the control of the issuer. Redeemable equity instruments are initially carried at the fair value of the equity instrument at the issuance date, which is subsequently adjusted at each balance sheet date if the instrument is currently redeemable. The fair value of the instrument is adjusted to reflect the instrument’s redemption amount at each balance sheet date if KREF determines the SNVPS is redeemable or it is probable that the SNVPS will become redeemable. KREF accounted for the SNVPS as redeemable preferred stock since a third party holds a redemption option, exercisable after May 5, 2018, and such redemption is not solely within KREF’s control. As of June 30, 2017, KREF determined that the SNVPS was not currently redeemable or it was not probable that the SNVPS would become redeemable, and did not adjust its value as a result. KREF presents the SNVPS as “Temporary Equity — Redeemable preferred stock” in the accompanying Condensed Consolidated Balance Sheets (Note 7).

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

Realized Gain (Loss) on Sale of Investments — KREF recognizes the excess, or deficiency, of net proceeds received, less the net carrying value of such investments, as realized gains or losses, respectively. KREF reverses cumulative, unrealized gains or losses previously reported in its Condensed Consolidated Statements of Operations with respect to the investment sold at the time of sale.

Expense Recognition

Loan Impairment — For each loan in KREF's portfolio, management performs a quarterly evaluation of impairment indicators of loans classified as held‑for‑investment using applicable loan, property, market and sponsor information obtained from borrowers, loan servicers and local market participants. Such indicators may include the net present value of the underlying collateral, property operating cash flows, the sponsor’s financial wherewithal and competency in managing the property, macroeconomic trends, and property submarket-specific economic factors. The evaluation of these indicators of impairment requires significant judgment by management to determine whether failure to collect contractual amounts is probable.

If management deems that it is probable that KREF will be unable to collect all amounts owed according to the contractual terms of a loan, impairment of that loan is indicated. If management considers a loan to be impaired, management establishes an allowance for loan losses, through a valuation provision in earnings, which reduces the carrying value of the loan to the present value of expected future cash flows discounted at the loan’s contractual effective rate or the fair value of the collateral, if repayment is expected solely from the collateral. Significant judgment is required in determining impairment and in estimating the resulting loss allowance, and actual losses, if any, could materially differ from those estimates.

Management considers loans to be past due when a monthly payment is due and unpaid for 60 days or more. Loans are placed on nonaccrual status and considered non-performing when full payment of principal and interest is in doubt, which generally occurs when principal or interest is 120 days or more past due unless the loan is both well secured and in the process of collection. Management may return a loan to accrual status when repayment of principal and interest is reasonably assured under the terms of the restructured loan. As of June 30, 2017, KREF did not hold any loans that management placed on nonaccrual status or otherwise considered past due.

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

KKR Real Estate Finance Trust Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollars in tables in thousands, except per share amounts)

As of June 30, 2017, the average risk rating of KREF's portfolio was 2.9 (Average Risk), weighted by investment carrying value, with 98.5% of commercial mortgage loans held-for-investment rated 3 (Average Risk) or better by the KKR Manager. As of June 30, 2017 and December 31, 2016, no investments were rated 5 (Impaired/Loss Likely).

As of June 30, 2017 and December 31, 2016, management did not impair any, or establish an allowance for loan loss for, commercial mortgage loans held-for-investment (Note 3).

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

KKR Real Estate Finance Trust Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollars in tables in thousands, except per share amounts)

Note 3. Commercial Mortgage Loans
KREF recognizes its investments in commercial mortgage loans based on management's intent, and KREF's ability, to hold those investments through their contractual maturity. Management classifies those loans that management does not intend to sell in the foreseeable future, and KREF is able to hold until maturity, as held-for-investment. See Note 2 for additional information regarding KREF's accounting for its investments in commercial mortgage loans. The following table summarizes KREF's investments in commercial mortgage loans as of June 30, 2017 and December 31, 2016:

				Weighted Average
Loan Type	Outstanding Face Amount	Carrying Value	Loan Count	Floating Rate Loan %(A)	Coupon(A)	Yield(B)	Life (Years)(B)(C)
June 30, 2017
Loans held-for-investment
Senior loans	$968,374	$960,094	11	100.0%	5.7%	5.7%	3.9
Mezzanine loans(D)	96,227	95,989	10	72.7	10.9	10.9	4.0
	$1,064,601	$1,056,083	21	97.5%	6.1%	6.2%	3.9
December 31, 2016
Loans held-for-investment
Senior loans	$625,638	$618,779	7	100.0%	4.4%	6.5%	4.0
Mezzanine loans	55,932	55,817	3	100.0	9.5	11.5	2.9
	681,570	674,596	10	100.0	4.8	6.9	3.9
Loans held-for-sale
Mezzanine loans	26,230	26,230	6	—	10.6	11.3	6.5
	26,230	26,230	6	—	10.6	11.3	6.5
	$707,800	$700,826	16	96.3%	5.0%	7.1%	4.0

(A)	Average weighted by outstanding face amount of loan. Weighted average coupon assumes applicable floating benchmark rates as of June 30, 2017.

(B)	Average weighted by carrying value of loan. Weighted average yield assumes applicable floating benchmark rates as of June 30, 2017.

(C)	The weighted average life of each loan is based on the expected timing of the receipt of contractual cash flows.

(D)
A joint venture consolidated as a VIE in which a third-party owns a 5.0% redeemable noncontrolling interest (Note 6) holds (i) seven commercial mezzanine loans, held-for-investment, with a $61.2 million outstanding face amount and carrying value as of June 30, 2017.

KKR Real Estate Finance Trust Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollars in tables in thousands, except per share amounts)

Concentration of Credit Risk — The following tables present the geographies and property types of collateral underlying KREF's commercial mortgage loans as a percentage of the loans' carrying values, net of noncontrolling interests:

Loans Held-for-Investment

	June 30, 2017	December 31, 2016		June 30, 2017	December 31, 2016
Geography			Collateral Property Type
New York	26.3%	25.9%	Office	51.4%	39.2%
California	26.1	20.3	Retail	24.5	37.2
Oregon	11.3	17.6	Multifamily	13.9	8.8
Georgia	10.4	9.8	Industrial	6.3	9.8
Washington D.C.	7.2	10.6	Hospitality	3.9	5.0
Texas	5.9	—	Total	100.0%	100.0%
Tennessee	5.0	7.9
Florida	3.9	5.1
Illinois	1.7	2.4
Colorado	1.5	—
South Carolina	0.1	0.2
Alabama	—	0.2
Other U.S.	0.6	—
Total	100.0%	100.0%

Loans Held-for-Sale

	June 30, 2017	December 31, 2016		June 30, 2017	December 31, 2016
Geography			Collateral Property Type
Florida	—%	30.5%	Multifamily	—%	32.2%
California	—	21.2	Hospitality	—	30.5
Michigan	—	16.3	Retail	—	21.0
Texas	—	11.1	Office	—	16.3
Iowa	—	8.9	Total	—%	100.0%
Illinois	—	5.9
Oklahoma	—	3.9
Missouri	—	2.2
Total	—%	100.0%

Activities — Activities related to the carrying value of KREF’s commercial mortgage loans were as follows:

	Held-for-Investment	Held-for-Sale	Total
Balance at December 31, 2016	$674,596	$26,230	$700,826
Purchases and originations, net(A)	416,631	—	416,631
Transfer to held-for-investment(B)	26,230	(26,230)	—
Proceeds from principal repayments	(1,685)	—	(1,685)
Proceeds from principal repaid upon loan sale	(60,991)	—	(60,991)
Accretion of loan discount and other amortization, net(C)	1,302	—	1,302
Balance at June 30, 2017	$1,056,083	$—	$1,056,083

(A)	Net of applicable premiums, discounts and deferred loan origination costs.

(B)	Non-cash transfer of commercial mortgage loans, as management no longer intends to sell, and has the ability to hold-to-maturity, the loans originally placed for sale.

(C)	Includes amortization and accretion of applicable premiums, discounts and deferred loan origination costs.

KKR Real Estate Finance Trust Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollars in tables in thousands, except per share amounts)

Note 4. Preferred Interest in Joint Venture

During 2015, KREF invested in a joint venture that entered into a lending agreement with an entity engaged in the management of a multi-family tower. The consolidated joint venture classifies that lending agreement as a debt security held-to-maturity. See Note 2 for additional information regarding KREF's accounting for the joint venture's investment treated as a debt security under GAAP. The following table summarizes the joint venture's investment as of June 30, 2017 and December 31, 2016:

	June 30, 2017							December 31, 2016
			Gross Unrealized Holding
Investment	Outstanding Face Amount	Amortized Cost Basis	Gains	Losses	Total OTTI	Net Carrying Amount	Fair Value	Net Carrying Amount
Preferred interest in joint venture, held-to-maturity(A)	$37,090	$37,090	$259	$—	$—	$37,090	$37,349	$36,445
	$37,090	$37,090	$259	$—	$—	$37,090	$37,349	$36,445

(A)
The preferred interest has a preferred return between 3.5% fixed accrual rate and LIBOR plus 7.0%, subject to a LIBOR floor of 1.0%, and initially matures in February 2020. The borrower may extend the maturity to February 2022, subject to certain conditions and rate increases of fixed accrual rate of 4.0% and LIBOR plus 8.0% and LIBOR plus 9.0% in each extension year.

KKR Real Estate Finance Trust Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollars in tables in thousands, except per share amounts)

Note 5. Debt

The following table summarizes KREF's secured financing agreements and other consolidated debt obligations in place as of June 30, 2017 and December 31, 2016:

	June 30, 2017											December 31, 2016
	Facility							Collateral				Facility
						Weighted Average(B)
	Month Issued	Outstanding Face Amount	Carrying Value(A)	Maximum Facility Size	Final Stated Maturity	Funding Cost	Life (Years)	Outstanding Face Amount	Amortized Cost Basis	Carrying Value	Weighted Average Life (Years)(C)	Carrying Value(A)
Secured Financing Agreements(D)
Master Repurchase Agreements
Wells Fargo(E)	Oct 2015	$143,150	$139,909	$750,000	Apr 2022	3.4%	1.7	$612,568	$607,934	$607,934	4.2	$262,883
Morgan Stanley(F)	Dec 2016	40,000	38,375	500,000	Dec 2020	3.8	2.4	355,806	352,160	352,160	4.4	177,764
JP Morgan(G)	Oct 2015	—	(1,086)	250,000	Oct 2018	0.4	0.0	n.a.	n.a.	n.a.	n.a.	(1,503)
Goldman Sachs(H)	Sep 2016	—	—	250,000	Sep 2019	0.2	0.0	n.a.	n.a.	n.a.	n.a.	—
Revolving Credit Agreement
Barclays(I)	May 2017	—	—	75,000	May 2020	1.9	0.0	n.a.	n.a.	n.a.	n.a.	n.a.
		183,150	177,198	1,825,000		3.5%	2.1					439,144
VIE Liabilities
CMBS(J)	Various	5,024,443	5,351,985	n.a.	Mar 2048 to Feb 2049	4.3%	7.7	5,333,602	n.a.	5,467,095	7.7	5,313,574
		5,024,443	5,351,985	n.a.		4.3	7.7					5,313,574
Total / Weighted Average		$5,207,593	$5,529,183	$1,825,000		4.3%	7.5					$5,752,718

(A)	Net of $6.0 million and $6.4 million unamortized debt issuance costs as of June 30, 2017 and December 31, 2016, respectively.

(B)	Average weighted by the outstanding face amount of borrowings.

(C)	Average based on the fully extended loan maturity, weighted by the outstanding face amount of the collateral.

(D)
Borrowings under these repurchase agreements are collateralized by senior loans, held-for-investment, and bear interest equal to the sum of (i) a floating rate index, subject to a floor of no less than zero, equal to one-month LIBOR, or an index approximating LIBOR, and (ii) a margin, based on the collateral. As of June 30, 2017 and December 31, 2016, the percentage of the outstanding face amount of the collateral sold and not borrowed under these repurchase agreements, or average "haircut" weighted by outstanding face amount of collateral, was 81.1% and 28.8%, respectively (or 25.6% and 25.9%, respectively, if KREF had borrowed the maximum amount approved by its repurchase agreement counterparties as of such dates).

(E)
In April 2017, KREF and Wells Fargo Bank, National Association ("Wells Fargo") amended the repurchase agreement to extend the facility maturity date and to increase the maximum facility size from $500.0 million to $750.0 million. The current stated maturity of the facility is April 2020, which does not reflect two, twelve-month facility term extensions available to KREF, which is contingent upon certain covenants and thresholds. As of June 30, 2017, the collateral-based margin was between 1.80% and 2.15%.

(F)
In December 2016, KREF entered into a $500.0 million repurchase facility with Morgan Stanley Bank, N.A. ("Morgan Stanley"). The current stated maturity of the facility is December 2019, which does not reflect one, twelve-month facility term extension available to KREF, which is contingent upon certain covenants and thresholds and, even if such covenants and thresholds are satisfied, is at the sole discretion of Morgan Stanley. As of June 30, 2017, the collateral-based margin was between 2.25% and 2.45%.

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

(H)
In September 2016, KREF entered into a $250.0 million repurchase facility with Goldman Sachs Bank USA ("Goldman Sachs"). The facility has a revolving period of one year, and a three-year term on a per-asset basis as those assets are pledged to the facility. As of June 30, 2017, the carrying value excluded $0.4 million unamortized debt issuance costs presented as "Assets — Other assets" in KREF's Condensed Consolidated Balance Sheets.

(I)
In May 2017, KREF entered into a $75.0 million corporate secured revolving credit facility administered by Barclays Bank PLC ("Barclays "). The current stated maturity of the facility is May 2019, which does not reflect one, twelve-month facility term extension available to KREF at the discretion of Barclays. Borrowings under the facility bear interest at a per annum rate equal to the sum of (i) a floating rate index and (ii) a fixed margin. Amounts borrowed under this facility are 100% recourse to KREF. As of June 30, 2017, the carrying value excluded $1.4 million unamortized debt issuance costs presented as "Assets — Other assets" in KREF's Condensed Consolidated Balance Sheets.

(J)
Facility amounts represent CMBS issued by five trusts that KREF consolidates, but that are not beneficially owned by KREF's stockholders. The facility and collateral carrying amounts included $19.2 million accrued interest payable and $20.3 million accrued interest receivable as of June 30, 2017. As of December 31, 2016, the facility and collateral carrying amounts included $18.8 million accrued interest payable and $19.9 million accrued interest receivable. The final stated maturity date represents the rated final distribution date of CMBS issued by trusts that KREF consolidates, but that are not beneficially owned by KREF's stockholders.

KKR Real Estate Finance Trust Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollars in tables in thousands, except per share amounts)

As of June 30, 2017 and December 31, 2016, KREF had outstanding repurchase agreements where the amount at risk with any individual counterparty, or group of related counterparties, exceeded 10.0% of KREF’s stockholders' equity. The amount at risk under repurchase agreements is the net counterparty exposure, defined as the excess of the carrying amount (or market value, if higher than the carrying amount) of the assets sold under agreement to repurchase, including accrued interest plus any cash or other assets on deposit to secure the repurchase obligation, over the amount of the repurchase liability, adjusted for accrued interest. The following table summarizes certain characteristics of KREF's repurchase agreements where the amount at risk with any individual counterparty, or group of related counterparties, exceeded 10.0% of KREF’s stockholders' equity as of June 30, 2017 and December 31, 2016:

	Outstanding Face Amount	Net Counterparty Exposure	Percent of Stockholders' Equity	Weighted Average Life (Years)(A)
June 30, 2017
Wells Fargo Bank, National Association	$143,150	$472,063	44.3%	1.7
Morgan Stanley Bank, N.A.	40,000	316,948	29.8	2.4
Total / Weighted Average	$183,150	$789,011	74.1%	2.1
December 31, 2016
Wells Fargo, National Association	$265,650	$107,664	21.6%	2.0
Morgan Stanley Bank, N.A.	179,932	65,533	13.2	3.0
Total / Weighted Average	$445,582	$173,197	34.8%	2.4

(A)	Average weighted by the outstanding face amount of borrowings under the secured financing agreement.

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

Activities — Activities related to the carrying value of KREF’s secured financing agreements and other consolidated debt obligations were as follows:

	Secured financing agreements, net	Variable interest entity liabilities, at fair value	Total
Balance at December 31, 2016	$439,144	$5,313,574	$5,752,718
Principal borrowings	198,000	—	198,000
Principal repayments	(460,432)	(17,936)	(478,368)
Deferred debt issuance costs	(923)	—	(923)
Amortization of deferred debt issuance costs	866	—	866
Fair value adjustment	—	56,399	56,399
Other(A)	543	(52)	491
Balance at June 30, 2017	$177,198	$5,351,985	$5,529,183

(A)    Amounts principally consist of changes in accrued interest payable.

KKR Real Estate Finance Trust Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollars in tables in thousands, except per share amounts)

Maturities — KREF’s secured financing agreements and other consolidated debt obligations in place as of June 30, 2017 had current contractual maturities as follows:

Year	Nonrecourse(A)	Recourse(B)	Total
2017	$20,337	$10,000	$30,337
2018	49,610	58,900	108,510
2019	61,593	40,000	101,593
2020	455,101	74,250	529,351
2021	75,545	—	75,545
Thereafter	4,362,257	—	4,362,257
	$5,024,443	$183,150	$5,207,593

(A)	Amounts related to consolidated CMBS VIE liabilities that represent securities not beneficially owned by KREF's stockholders.

(B)	Amounts borrowed subject to a maximum 25.0% recourse limit.

Covenants — KREF is required to comply with customary loan covenants and event of default provisions related to its secured financing agreements, including, but not limited to, negative covenants relating to restrictions on operations with respect to KREF’s status as a REIT, and financial covenants. Such financial covenants include an interest income to interest expense ratio covenant (1.5 to 1.0); a minimum consolidated tangible net worth covenant (75.0% of the aggregate cash proceeds of any equity issuances made and any capital contributions received by KREF and certain subsidiaries); a cash liquidity covenant (the greater of $10.0 million or 5.0% of KREF's recourse indebtedness); a total indebtedness covenant (75.0% of KREF's total assets, net of VIE liabilities); a minimum debt-to-equity ratio (3.5 to 1.0); and a minimum fixed charge coverage ratio (1.5 to 1.0). As of June 30, 2017 and December 31, 2016, KREF was in compliance with its financial loan covenants.

Note 6. Variable Interest Entities

CMBS — KREF's stockholders beneficially owned CMBS with an unpaid principal balance and fair value of $309.2 million and $114.0 million, respectively, as of June 30, 2017.

KREF was required to consolidate each of the five trusts from the date of acquisition through June 30, 2017 since KREF retained the controlling class and management determined KREF was the primary beneficiary of those trusts. Further, management irrevocably elected the fair value option for each of the five trusts and carries the fair values of the trusts' assets and liabilities at fair value in its Condensed Consolidated Balance Sheets; recognizes changes in the trusts' net assets, including fair value adjustments, in its Condensed Consolidated Statements of Operations; and records cash interest received from the trusts, net of cash interest paid to CMBS not beneficially owned by KREF, as operating cash flows. As of June 30, 2017, KREF recognized trust assets and liabilities of $5.5 billion, including $20.3 million of accrued interest receivable, and $5.4 billion, including $19.2 million of accrued interest payable but excluding amounts eliminated in consolidation, respectively, at their fair values.

For the six months ended June 30, 2017, the $8.8 million of "Other Income — Change in net assets related to consolidated variable interest entities" in the accompanying Condensed Consolidated Statements of Operations principally consists of $6.2 million of interest earned, net of amounts that KREF does not expect to collect, and $2.6 million of unrealized gain (loss) on KREF's investments in CMBS in which KREF stockholders hold a beneficial interest.

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

Concentration of Credit Risk — The following tables present the geographies and property types of collateral underlying the CMBS trusts consolidated by KREF, as a percentage of the collateral unpaid principal balance and weighted by the fair value of the CMBS beneficially owned by KREF's stockholders:

KKR Real Estate Finance Trust Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollars in tables in thousands, except per share amounts)

	June 30, 2017	December 31, 2016		June 30, 2017	December 31, 2016
Geography			Collateral Property Type
California	23.1%	23.0%	Office	26.3%	26.3%
Texas	12.7	12.7	Retail	25.2	25.2
New York	9.2	9.2	Hospitality	15.0	15.1
Illinois	7.1	7.1	Multifamily	10.6	10.6
Florida	5.5	5.5	Industrial	9.6	9.6
Missouri	4.6	4.6	Mixed Use	7.0	7.0
Pennsylvania	4.5	4.5	Self Storage	3.1	3.1
Georgia	2.9	3.0	Mobile Home	2.7	2.7
Michigan	2.7	2.7	Other	0.5	0.4
Ohio	2.5	2.5	Total	100.0%	100.0%
Other U.S.	25.2	25.2
Total	100.0%	100.0%

Commercial Mezzanine Loan Joint Venture — KREF holds a 95.0% interest, and is the primary beneficiary of, a joint venture consolidated as a VIE that invests in commercial mezzanine loans (Note 3). As of June 30, 2017, the joint venture held seven loans with an amortized cost basis of $61.2 million, presented within "Assets — Commercial mortgage loans, held-for-investment, net" in the accompanying Condensed Consolidated Balance Sheets. As of June 30, 2017, the joint venture did not have any liabilities.

Preferred Interest in Joint Venture — KREF is the primary beneficiary of a consolidated VIE, a joint venture that entered into a lending agreement with an entity engaged in the management of a multi-family tower, in which KREF holds an 80.0% interest (Note 4). As of June 30, 2017, the joint venture held the lending agreement with an amortized cost basis of $37.1 million, presented as "Assets — Preferred interest in joint venture, held-to-maturity" in the accompanying Condensed Consolidated Balance Sheets, and did not have any liabilities.

Equity Investments in Unconsolidated Subsidiaries — KREF holds two investments in entities that it records using the equity method.

As of June 30, 2017, KREF holds an 8.0% interest in RECOP, an unconsolidated VIE of which KREF is not the primary beneficiary. The aggregator vehicle in which KREF invests is controlled and advised by affiliates of the KKR Manager. RECOP intends to primarily acquire junior tranches of commercial mortgage backed securities newly issued by third parties but may also make purchases on the secondary market. KREF will not pay any fees to RECOP, but KREF bears its pro rata share of RECOP's expenses. KREF reported its share of the net asset value of RECOP in its Condensed Consolidated Balance Sheets, presented as “Equity investments in unconsolidated subsidiaries” and its share of net income, presented as “Income from equity investments in unconsolidated subsidiaries” in the Condensed Consolidated Statement of Operations.

As of June 30, 2017, the non-voting limited liability company interests issued by the KKR Manager, a VIE, and held by a taxable REIT subsidiary ("TRS") of KREF for the benefit of the holder of the SNVPS represented 4.7% of the KKR Manager’s outstanding limited liability company interests (Note 7). KREF reported its allocable percentage of the assets and liabilities of the KKR Manager in its Condensed Consolidated Balance Sheets, presented as “Equity investment in unconsolidated subsidiary” and its share of net income, presented as “Income from equity investment in unconsolidated subsidiary” in the Condensed Consolidated Statement of Operations.

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

In February 2017, KREF called a portion of capital from investors in the private placements closed during the year ended December 31, 2016 and issued 7,386,208 common shares, at $20.00 per share, for net proceeds of $147.7 million.

In April 2017, KREF called the remaining capital from investors in the private placements completed during the year ended December 31, 2016 and issued 10,379,738 shares of its common stock at $20.00 per share for net proceeds of $207.6 million.

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

As of June 30, 2017, KKR beneficially owned 23,758,616 shares of KREF's common stock, of which 3,758,616 shares were held by KKR on behalf of a third-party investor (Note 1).

The value of KREF's common stock prior to its listing on the New York Stock Exchange was based upon its equity value using a combination of net asset value (market) and discounted cash flow (income) approaches, as well as the pricing of third-party transactions involving KREF's common stock.

During the six months ended June 30, 2017, KREF's board of directors declared the following dividends on shares of its common stock:

			Amount
Declaration Date	Record Date	Payment Date	Per Share	Total
February 3, 2017	February 3, 2017	February 3, 2017	$0.35	$8,455
April 18, 2017	April 18, 2017	April 18, 2017	0.28	8,832
June 14, 2017	June 30, 2017	July 14, 2017	0.25	13,428
				$30,715

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

In May 2017, KREF redeemed all 125 issued and outstanding shares of Series A Preferred Stock for $0.1 million, representing the sum of $1,000.00 per share and all accrued and unpaid dividends.

Special Voting Preferred Stock — In March 2016, KREF issued a share of special voting preferred stock to KKR Fund Holdings for $20.00 per share, which KKR Fund Holdings transferred to its subsidiary, KKR REFT Asset Holdings. The holder of the special voting preferred stock has special voting rights related to the election of members to KREF's board of directors until KKR and its affiliates cease to own at least 25.0% of KREF's issued and outstanding common stock.

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

Share Repurchase Program — KREF adopted a program to repurchase in the open market up to $100.0 million in shares of KREF's common stock over the 12 month period commencing in June 2017.

Earnings per Share — KREF presents basic and diluted earnings per share ("EPS"). Basic EPS, or Net Income (Loss) Per Share of Common Stock, Basic, is calculated by dividing Net Income (Loss) Attributable to Common Stockholders by the Weighted Average Number of Shares of Common Stock Outstanding, Basic for the period.

Diluted EPS, or Net Income (Loss) Per Share of Common Stock, Diluted, is calculated by starting with Basic EPS and adding the weighted average dilutive shares issuable from restricted stock units, computed using the treasury stock method to the

KKR Real Estate Finance Trust Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollars in tables in thousands, except per share amounts)

weighted average common stock outstanding in the denominator. KREF included 273 and 273 weighted average dilutive shares for the three and six months ended June 30, 2017, respectively.

Note 8. Commitments and Contingencies

As of June 30, 2017, KREF was subject to the following commitments and contingencies:

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

As of June 30, 2017, KREF was not involved in any material legal proceedings regarding claims or legal actions against KREF.

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

Capital Commitments — As of June 30, 2017, KREF had future funding requirements of $256.7 million related to its investments in commercial mortgage loans. These future funding commitments primarily relate to construction projects, capital improvements, tenant improvements and leasing commissions. Generally, funding commitments are subject to certain conditions that must be met, such as customary construction draw certifications, minimum credit metrics or executions of new leases before advances are made to the borrower.

In January 2017, KREF committed $40.0 million to invest in an aggregator vehicle alongside RECOP. As of June 30, 2017, KREF had a remaining commitment of $36.0 million to RECOP.

Debt Covenants — KREF’s secured financing agreements contain various customary debt covenants. As of June 30, 2017, KREF was in compliance with its financial loan covenants (Note 5).

Note 9. Related Party Transactions

Management Agreement — The Management Agreement between KREF and the KKR Manager is a three-year agreement that provides for automatic one-year renewal periods starting October 8, 2017, subject to certain termination and nonrenewal rights, which in the case of KREF are exercisable by a two-thirds vote by the independent directors of KREF's board of directors. If the independent directors of KREF's board of directors declines to renew the Management Agreement other than for cause, KREF is required to pay the KKR Manager a termination fee equal to three times the total 24-month trailing average annual management fee and incentive compensation earned by the KKR Manager through the most recently completed calendar quarter.

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

Adjusted equity generally represents the proceeds received by KREF and its subsidiaries from equity issuances, without duplication and net of offering costs, and adjusted earnings, reduced by distributions, equity repurchases, and incentive compensation paid. Adjusted earnings generally represents the net income, or loss, attributable to equity interests in KREF and its subsidiaries, without duplication, as well as realized losses not otherwise included in such net income, or loss, excluding non-cash equity compensation expense, incentive compensation, depreciation and amortization and unrealized gains or losses. KREF's board of directors, after majority approval by independent directors, may also exclude one-time events pursuant to changes in GAAP and certain material non-cash income or expense items from adjusted earnings. For purposes of calculating incentive compensation, both adjusted equity and adjusted earnings exclude the effects of equity issued by KREF and its subsidiaries that provides for fixed distributions or other debt characteristics.

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

No awards may be granted under the Incentive Plan on and after February 12, 2026. The Incentive Plan will continue to apply to awards granted prior to such date. During the three months ended June 30, 2017, KREF granted 4,878 restricted stock units. As of June 30, 2017, 4,023,509 shares of common stock remained available for awards under the Incentive Plan.

Due to Affiliates — The following table contains the amounts presented in KREF's Condensed Consolidated Balance Sheets that it owes to affiliates:

	June 30,	December 31,
	2017	2016
Management fees	$3,256	$1,616
Expense reimbursements and other	260	112
	$3,516	$1,728

KKR Real Estate Finance Trust Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollars in tables in thousands, except per share amounts)

Affiliates Expenses — The following table contains the amounts included in KREF's Condensed Consolidated Statements of Operations that arise from transactions with affiliates:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Management fees	$3,488	$1,329	$5,524	$2,467
Incentive compensation	—	88	—	365
Expense reimbursements and other(A)	218	106	565	265
	$3,706	$1,523	$6,089	$3,097

(A)
KREF presents these amounts in "Operating Expenses — General and administrative" in its Condensed Consolidated Statements of Operations. Affiliate expense reimbursements presented in the table above exclude the out-of-pocket costs paid by the KKR Manager to parties unaffiliated with the KKR Manager on behalf of KREF, and for which KREF reimburses the KKR Manager in cash. For each of the three and six months ended June 30, 2017, these cash reimbursements were $0.2 million. For the three and six months ended June 30, 2016 these cash reimbursements were $0.6 million and $2.0 million, respectively.

KKR Real Estate Finance Trust Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollars in tables in thousands, except per share amounts)

Note 10. Fair Value of Financial Instruments

The carrying values and fair values of KREF’s financial assets and liabilities recorded at fair value on a recurring basis, as well as other financial instruments not carried at fair value, as of June 30, 2017 were as follows:

			Fair Value
	Principal Balance(A)	Carrying Value(B)	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$57,013	$57,013	$57,013	$—	$—	$57,013
Restricted cash and cash equivalents	900	900	900	—	—	900
Commercial mortgage loans, held-for-investment, net	1,064,601	1,056,083	—	—	1,065,027	1,065,027
Preferred interest in joint venture, held-to-maturity	37,090	37,090	—	—	37,349	37,349
Equity method investments in unconsolidated subsidiaries, at fair value	4,344	4,344	—	—	4,344	4,344
Commercial mortgage loans held in variable interest entities, at fair value	5,333,602	5,467,095	—	—	5,467,095	5,467,095
	$6,497,550	$6,622,525	$57,913	$—	$6,573,815	$6,631,728
Liabilities
Secured financing agreements, net	$183,150	$177,198	$—	$—	$183,150	$183,150
Variable interest entity liabilities, at fair value	5,024,443	5,351,985	—	—	5,351,985	5,351,985
	$5,207,593	$5,529,183	$—	$—	$5,535,135	$5,535,135

(A)	The principal balance of commercial mortgage loans excludes premiums and unamortized discounts.

(B)
The carrying value of commercial mortgage loans is presented net of $8.5 million unamortized origination discounts and deferred nonrefundable fees. The carrying value of secured financing agreements is presented net of $6.0 million unamortized debt issuance costs.

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

KKR Real Estate Finance Trust Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollars in tables in thousands, except per share amounts)

KREF reported the following financial assets and liabilities at fair value on a recurring basis using Level 3 inputs as of June 30, 2017.

	Assets	Liabilities
	Commercial mortgage loans held in variable interest entities, at fair value	Variable interest entity liabilities, at fair value	Net
Balance at December 31, 2016	$5,426,084	$5,313,574	$112,510
Gains (losses) included in net income
Included in change in net assets related to consolidated variable interest entities	58,965	56,399	2,566
Purchases and repayments
Purchases	—	—	—
Repayments	(17,936)	(17,936)	—
Other(A)	(18)	(52)	34
Balance at June 30, 2017	$5,467,095	$5,351,985	$115,110

(A)    Amounts principally consist of changes in accrued interest.

The following table contains the Level 3 inputs used to value assets and liabilities on a recurring and nonrecurring basis or where KREF discloses fair value as of June 30, 2017:

	Fair Value	Valuation Methodologies	Unobservable Inputs(A)	Weighted Average(B)	Range
Assets
Commercial mortgage loans, held-for-investment, net	$1,065,027	Discounted cash flow	Loan-to-value ratio	65.3%	34.2% - 91.2%
			Discount rate	6.5%	2.4% - 14.8%
Preferred interest in joint venture, held-to-maturity	37,349	Discounted cash flow	Discount rate	13.9%	13.7% - 14.2%
Commercial mortgage loans held in variable interest entities, at fair value(C)	5,467,095	Discounted cash flow	Yield	7.4%	1.9% - 30.9%
	$6,569,471
Liabilities
Secured financing agreements, net	$183,150	Market comparable	Credit spread	2.0%	1.8% - 2.5%
Variable interest entity liabilities, at fair value	5,351,985	Discounted cash flow	Yield	5.4%	1.9% - 27.1%
	$5,535,135

(A)	An increase (decrease) in the valuation input results in a decrease (increase) in value.

(B)	Represents the average of the input value, weighted by the unpaid principal balance of the financial instrument.

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

KKR Real Estate Finance Trust Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollars in tables in thousands, except per share amounts)

Valuation Methodologies

Commercial Mortgage-Backed Securities — As of June 30, 2017, management categorized CMBS investments as Level 3 assets and liabilities in the fair value hierarchy and obtained prices from an independent valuation firm, which uses a discounted cash flow model, to value each CMBS. The key input is the expected yield of each CMBS using both observable and unobservable factors, which may include recently offered or completed trades and published yields of similar securities, security-specific characteristics (e.g. securities ratings issued by nationally recognized statistical rating organizations, credit support by other subordinate securities issued by the CMBS and coupon type) and other characteristics. Management performs quarterly reviews of the inputs received from the independent valuation firm based on consideration given to a number of observable market data points including, but not limited to, trading activity in the marketplace of like-kind securities, benchmark security evaluations and bid list results from various sources. If prices received from the independent valuation firm are inconsistent with values determined in connection with management's independent review, management makes inquiries to the independent valuation firm about the prices received and related methods. In the event management determines the price obtained from an independent valuation firm to be unreliable or an inadequate representation of the fair value of the CMBS (based on consideration given to the observable market data points detailed above), management then compiles evidence independently and presents the independent valuation firm with such evidence supporting a different value. As a result, the independent valuation firm may revise their price. However, if management continues to disagree with the price from the independent valuation firm, in light of evidence presented that management compiled independently and believes to be compelling, management considers the quotation unreliable or an inadequate representation of the fair value of the CMBS.

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

Secured Financing Agreements — Management considers KREF's repurchase facilities Level 3 liabilities in the fair value hierarchy as such liabilities represent borrowings on illiquid collateral with terms specific to each borrower. Given the short-to-moderate term of the floating rate facilities, management generally expects the fair value of KREF's repurchase facilities to approximate their outstanding principal balances. On a quarterly basis, management engages an independent valuation firm to

KKR Real Estate Finance Trust Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollars in tables in thousands, except per share amounts)

express an opinion on the fair value of KREF's repurchase facilities. The independent valuation firm employs a market-based methodology to compare the pricing of KREF's financing agreements with other similar financing agreements entered into by other mortgage REIT and recent financing transactions.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets not measured at fair value on an ongoing basis but subject to fair value adjustments only in certain circumstances, such as when there is evidence of impairment, are measured at fair value on a nonrecurring basis. For commercial mortgage loans held-for-sale, KREF applies the lower of cost or fair value accounting and may be required, from time to time, to record a nonrecurring fair value adjustment. For commercial mortgage loans held-for-investment and preferred interest in joint venture held-to-maturity, KREF applies the amortized cost method of accounting, but may be required, from time to time, to record a nonrecurring fair value adjustment in the form of a valuation provision or impairment. KREF did not report any significant financial assets or liabilities at fair value on a nonrecurring basis as of June 30, 2017 or December 31, 2016.

Assets and Liabilities for Which Fair Value is Only Disclosed

KREF does not carry its secured financing agreements at fair value as management did not elect the fair value option for these liabilities. As of June 30, 2017, the fair value of KREF's floating rate repurchase facilities approximated the outstanding principal balance.

Note 11. Income Taxes

KREF has elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code commencing with its taxable year ended December 31, 2014. A REIT is generally not subject to U.S. federal and state income tax on that portion of its income that is distributed to stockholders if it distributes at least 90% of its REIT taxable income, determined without regard to the deduction for dividends paid and excluding any net capital gains. A REIT will also be subject to a nondeductible excise tax to the extent certain percentages of its taxable income are not distributed within specified dates. KREF expects to distribute 100% of its net taxable income for the foreseeable future, while retaining sufficient capital to support its ongoing needs.

KREF consolidates subsidiaries that incur U.S. federal, state and local income taxes, based on the tax jurisdiction in which each subsidiary operates. During each of the six months ended June 30, 2017 and 2016, KREF recorded a current income tax provision of $0.3 million and $0.1 million, respectively, related to operations of its taxable REIT subsidiaries and various other state and local taxes. There were no deferred tax assets or liabilities as of June 30, 2017 and December 31, 2016.

As of June 30, 2017, tax years 2014 through 2016 remain subject to examination by taxing authorities.

KKR Real Estate Finance Trust Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollars in tables in thousands, except per share amounts)

Note 12. Subsequent Events

These condensed consolidated financial statements include a discussion of certain events that have occurred subsequent to June 30, 2017 (referred to as "subsequent events") through the issuance of these Condensed Consolidated Financial Statements. Events subsequent to the date of issuance have not been considered in these condensed consolidated financial statements.

Investing Activities

KREF originated the following senior loans subsequent to June 30, 2017:

Description/ Location	Property Type	Month Originated	Maximum Face Amount	Initial Face Amount Funded	Interest Rate(A)	Maturity Date(B)	LTV
Senior Loan, Queens, NY	Industrial	July 2017	$75,100	$61,300	L + 3.7%	August 2022	72%
Senior Loan, Denver, CO(C)	Multifamily	August 2017	91,000	91,000	L + 4.4	August 2022	73
Senior Loan, New York, NY(D)	Condo(Residential)	August 2017	239,200	239,200	L + 4.8	September 2020	69
Total/Weighted Average			$405,300	$391,500	L + 4.5%		71%

(A)	Floating rate based on one-month USD LIBOR.

(B)	Maturity date assumes all extension options are exercised, if applicable.

(C)
LTV is based on the senior mortgage amount of $81.0 million at closing divided by the as-is appraised value of $111.4 million. LTV excludes a $10.0 million mezzanine loan intended for sale which equates to an 82% LTV through the mezzanine position.

(D)	LTV is based on the total loan amount of $239.2 million divided by the appraised net sell-out value of $345.4 million.

Funding of Previously Closed Loans

The Company funded approximately $5.0 million for previously closed loans subsequent to June 30, 2017.

Financing Activities

In July and August 2017, KREF borrowed $342.1 million in proceeds under the Wells Fargo master repurchase facility.

In July 2017, KREF borrowed $71.1 million in proceeds under the Morgan Stanley master repurchase facility.

Corporate Activities

Dividends

In July 2017, KREF paid the $13.4 million dividend on its common stock, or $0.25 per share, with respect to the second quarter of 2017, to stockholders of record on June 30, 2017.

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

Our Manager

We are externally managed by our Manager, KKR Real Estate Finance Manager LLC, a subsidiary of KKR. KKR is a leading global investment firm with a 40-year history of leadership, innovation, and investment excellence and has committed $400.0 million in equity capital to us. KKR manages multiple alternative asset classes, including private equity, real estate, energy, infrastructure, credit and, through its strategic partners, hedge funds. Our Manager manages our investments and our day-to-day business and affairs in conformity with our investment guidelines and other policies that are approved and monitored by our board of directors. Our Manager is responsible for, among other matters, (A) the selection, origination or purchase and sale of our portfolio investments, (B) our financing activities and (C) providing us with investment advisory services. Our Manager is also responsible for our day-to-day operations and performs (or causes to be performed) such services and activities relating to our investments and business and affairs as may be appropriate. Our investment decisions are approved by an investment committee of our Manager that is comprised of senior investment professionals of KKR, including senior investment professionals of KKR's global real estate group. For a summary of certain terms of the management agreement, see Note 9 to our condensed consolidated financial statements included in this Form 10-Q.

Key Financial Measures and Indicators

As a real estate finance company, we believe the key financial measures and indicators for our business are earnings per share, dividends declared, Core Earnings, Net Core Earnings, and book value per share.

Earnings Per Share and Dividends Declared

The following table sets forth the calculation of basic and diluted net income per share and dividends declared per share (amounts in thousands, except share and per share data):

	Three Months Ended
	June 30, 2017	March 31, 2017
Net income(A)	$14,081	$10,364
Weighted-average shares outstanding, basic	46,632,975	26,879,428
Weighted-average shares outstanding, diluted	46,633,248	26,879,428
Net income per share, basic	$0.30	$0.39
Net income per share, diluted	$0.30	$0.39
Dividends declared per share(B)	$0.53	$0.35

(A)     Represents net income attributable to KKR Real Estate Finance Trust Inc.

(B)
During the three months ended June 30, 2017, we declared two dividends of: (i) $0.28 per share of common stock paid on April 18, 2017 to shareholders of record on that date related to income generated during the three months ended March 31, 2017 and (ii) $0.25 per share of common stock paid on July 14, 2017 to shareholders of record on June 30, 2017 related to income generated during the three months ended June 30, 2017.

Core Earnings and Net Core Earnings

We use Core Earnings and Net Core Earnings to evaluate our performance excluding the effects of certain transactions and GAAP adjustments we believe are not necessarily indicative of our current loan activity and operations. Core Earnings and Net Core Earnings are measures that are not prepared in accordance with GAAP. We define Core Earnings as net income (loss) attributable to our stockholders or, without duplication, owners of our subsidiaries, computed in accordance with GAAP, including realized losses not otherwise included in GAAP net income (loss) and excluding (i) non-cash equity compensation expense, (ii) the incentive compensation payable to our Manager, (iii) depreciation and amortization, (iv) any unrealized gains or losses or other similar non-cash items that are included in net income for the applicable reporting period, regardless of whether such items are included in other comprehensive income or loss, or in net income, and (v) one-time events pursuant to changes in GAAP and certain material non-cash income or expense items after discussions between our Manager and our board of directors (and subject to the approval by a majority of our independent directors). The exclusion of depreciation and amortization from the calculation of Core Earnings only applies to debt investments related to real estate to the extent we foreclose upon the property or properties underlying such debt investments. Net Core Earnings is Core Earnings less incentive compensation payable to our Manager.

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

The following tables provide a reconciliation of GAAP net income attributable to common stockholders to Core Earnings (amounts in thousands, except share and per share data):

	Three Months Ended
	June 30, 2017	March 31, 2017
Net Income (Loss) Attributable to Common Stockholders	$14,081	$10,364
Adjustments
Non-cash equity compensation expense	15	—
Incentive compensation to affiliate	—	—
Depreciation and amortization	—	—
Unrealized (gains) or losses	(1,068)	(1,498)
Core Earnings(A)	13,028	8,866
Incentive compensation to affiliate	—	—
Net Core Earnings(A)	$13,028	$8,866
Weighted average number of shares of common stock outstanding
Diluted	46,633,248	26,879,428
Core Earnings per Diluted Weighted Average Share	$0.28	$0.33
Net Core Earnings per Diluted Weighted Average Share	$0.28	$0.33

(A)
Excludes $1.3 million and $1.2 million, or $0.03 and $0.05 per diluted weighted average share outstanding of original issue discount on CMBS B-Pieces accreted as a component of taxable income during the three months ended June 30, 2017 and March 31, 2017, respectively.

Book Value per Share

We believe that book value per share is helpful to stockholders in evaluating the growth of our company as we have scaled our equity capital base and continue to invest in our target assets. The following table calculates our book value per share of common stock (amounts in thousands, except share and per share data):

	June 30, 2017	March 31, 2017
KKR Real Estate Finance Trust Inc. stockholders' equity	$1,065,226	$646,910
Shares of common stock issued and outstanding at period end	53,711,838	31,544,600
Book value per share of common stock	$19.83	$20.51

Our Portfolio

We have established an $1,264.5 million portfolio of diversified investments, consisting of performing senior loans, mezzanine loans, preferred equity and CMBS B-Pieces as of June 30, 2017. We believe our current portfolio, comprised of target assets representative of our investment philosophy, validates our ability to execute on our stated market opportunity and investment strategy, including lending against high-quality real estate in liquid markets with strong fundamentals to experienced and well-capitalized sponsors. As we continue to scale our portfolio, we expect that our originations will be heavily weighted toward floating-rate loans. We expect the majority of our future investment activity to focus on originating floating-rate senior loans that we finance with our repurchase facilities, with a secondary focus on originated floating-rate loans for which we syndicate a senior position and retain a subordinated interest for our portfolio. As a result, we expect that the percentage of our target portfolio comprised of CMBS B-Pieces will decrease over time and the percentage of floating-rate investments, including senior loans, will increase over time. As of June 30, 2017, our portfolio had experienced no impairments and did not contain any legacy assets that were originated prior to October 2014. As of June 30, 2017, all of our investments were located in the United States. The following charts illustrate the diversification of our portfolio, based on type of investment, interest rate, underlying property type and geographic location, as of June 30, 2017:

Investment Type

Mezz
6%
Prefered Equity
2%
CMBS
9%
Senior Loans
83%

Fixed vs. Floating

Fixed
11%
Floating
89%

Property Type[A]

Hospitality
4%
Industrial/Flex
6%
Multifamily
20%
Office
47%
Retail
23%

Geography[A]

NY
22%
Other
39%
CA
21%
GA
9%
OR
9%

The charts above are based on total assets. Total assets reflect (i) the current principal amount of our senior and mezzanine loans, net of a 5% noncontrolling interest in the entity that holds certain of our mezzanine loans; (ii) the cost basis of our preferred equity investment, net of a 20% noncontrolling interest in the entity that holds our preferred equity investment; and (iii) the cost basis of our CMBS B-Pieces, net of VIE liabilities. In accordance with GAAP, we carry our CMBS B-Pieces at fair value, which we valued above our cost basis as of June 30, 2017.

(A)    Excludes CMBS B-Pieces. Our CMBS B-Piece portfolio diversification is as follows:

•	Vintage: 2015 (65.6%), 2016 (34.4%).

•
Geography: California (23.1%), Texas (12.7%), New York (9.2%), Illinois (7.1%), Florida (5.5%), Other (42.4%). As of June 30, 2017, no other individual geography comprised more than 5% of our total CMBS B‑Piece portfolio.

•
Property Type: Office (26.3%), Retail (25.2%), Hospitality (15.0%), Multifamily (10.6%), Other (22.9%). As of June 30, 2017, no other individual property type comprised more than 10% of our total CMBS B‑Piece portfolio.

The following table details our loan activity (dollars in thousands):

	Three Months Ended
	June 30, 2017	March 31, 2017
Loan originations(A)	$224,000	$290,975
Loan fundings	$181,912	$234,719
Loan repayments	(1,685)	—
Net fundings	180,227	234,719
Non-consolidated senior interest	(60,991)	—
Total activity	$119,236	$234,719

(A)	Includes new loan originations and additional commitments made under existing loans.
The following table details overall statistics for our loan portfolio as of June 30, 2017 (dollars in thousands):

		Total Loan Exposure(A)
	Balance Sheet Portfolio	Total Loan Portfolio	Floating Rate Loans	Fixed Rate Loans
Number of loans	21	21	15	6
Principal balance	$1,064,601	1,126,272	$1,100,042	$26,230
Carrying value	$1,056,083	1,117,778	$1,091,548	$26,230
Unfunded loan commitments(B)	$256,696	256,696	$256,696	$—
Weighted-average cash coupon(C)	6.1%	6.0%	L + 4.8%	10.6%
Weighted-average all-in yield(C)	6.2%	6.0%	L + 4.8%	10.6%
Weighted-average maximum maturity (years)(D)	3.9	3.9	3.9	6.2
Loan to value (LTV)(E)	67%	67%	67%	77%

(A)
In certain instances, we finance our loans through the non-recourse sale of a senior interest that is not included in our consolidated financial statements. Total loan exposure includes the entire loan we originated and financed, including $61.7 million of such non-consolidated senior interests that are not included within our balance sheet portfolio.

(B)
Unfunded commitments will primarily be funded to finance property improvements or lease-related expenditures by the borrowers. These future commitments will be funded over the term of each loan, subject in certain cases to an expiration date.

(C)
As of June 30, 2017, 100.0% of floating rate loans by principal balance are indexed to one-month USD LIBOR. In addition to cash coupon, all-in yield includes the amortization of deferred origination fees, loan origination costs and purchase discounts. Cash coupon and all-in yield for the total portfolio assume applicable floating benchmark rates as of June 30, 2017 for weighted-average calculation.

(E)
Maximum maturity assumes all extension options are exercised by the borrower, however, our loans may be repaid prior to such date. As of June 30, 2017, based on total loan exposure, 100.0% of our loans were subject to yield maintenance or other prepayment restrictions and 10.8% were open to repayment by the borrower without penalty.

(E)	Based on LTV as of the dates loans were originated or acquired by us.

The table below sets forth additional information relating to our portfolio as of June 30, 2017 (dollars in millions):

	Investment(A)	Investment Date	Committed Principal Amount	Current Principal Amount	Net Equity(B)	Location	Property Type	Coupon(C)(D)	Max Remaining Term (Years)(C)(E)	LTV(C)(F)
	Senior Loans(G)
1	Senior Loan	10/26/2015	$177.0	$119.8	$108.6	Portland, OR	Retail	L + 5.5%	3.4	61%
2	Senior Loan	9/9/2016	168.0	140.6	129.3	San Diego, CA	Office	L + 4.2	4.3	71
3	Senior Loan	4/11/2017	162.1	130.0	119.8	Irvine, CA	Office	L + 3.9	4.8	62
4	Senior Loan	9/27/2016	138.6	118.1	107.0	Brooklyn, NY	Retail	L + 5.0	4.3	59
5	Senior Loan	3/30/2017	132.3	97.4	86.2	Brooklyn, NY	Office	L + 4.4	4.8	68
6	Senior Loan	9/14/2016	103.5	76.3	65.5	Crystal City, VA	Office	L + 4.5	4.3	59
7	Senior Loan	2/28/2017	85.9	77.4	15.6	Denver, CO	Multifamily	L + 3.8	4.7	75
8	Senior Loan	2/15/2017	79.2	59.6	14.6	Austin, TX	Multifamily	L + 4.2	4.7	71
9	Senior Loan	10/7/2016	74.5	64.0	53.4	New York, NY	Multifamily	L + 4.4	4.4	68
10	Senior Loan	12/17/2015	73.0	67.3	17.9	Atlanta, GA	Industrial	L + 4.0	3.5	73
11	Senior Loan	5/12/2017	61.9	42.6	32.3	Atlanta, GA	Office	L + 4.0	4.9	71
12	Senior Loan	5/19/2016	55.0	52.8	42.3	Nashville, TN	Office	L + 4.3	3.9	70
	Total/Weighted Average Senior Loans Unlevered		$1,311.0	$1,045.9	$792.5			L + 4.4%	4.3	66%
	Mezzanine Loans
1	Mezzanine Loan	1/22/2015	$35.0	$35.0	$33.3	Clearwater, FL	Hospitality	L + 9.8%	2.6	73%
2	Mezzanine Loan(H)	3/11/2015	25.0	2.7	2.7	Various	Portfolio	L + 8.5	2.4	75
3	Mezzanine Loan	6/23/2015	16.5	16.5	16.4	Chicago, IL	Retail	L + 9.2	3.0	82
4-9	Other Mezzanine Loans	Various	26.2	26.2	24.9	Various	Various	10.6	7.9	77
	Total/Weighted Average Mezzanine Loans Unlevered		$102.7	$80.4	$77.3			10.7%	4.4	76%
	Preferred Equity
1	Preferred Equity(I)	2/5/2015	$37.1	$37.1	$29.7	Washington, D.C.	Multifamily	L + 10.5%	4.6	60%
	Total/Weighted Average Preferred Equity Unlevered		$37.1	$37.1	$29.7			L + 10.5%	4.6	60%
	CMBS B-Pieces
1	CMBS B-Piece	2/10/2016	$86.0	$86.0	$36.4	Various	Various	4.6%	8.5	64%
2	CMBS B-Piece	10/23/2015	46.2	46.2	20.9	Various	Various	4.7	8.3	64
3	CMBS B-Piece	8/15/2015	52.7	52.7	17.6	Various	Various	4.6	8.1	69
4	CMBS B-Piece	6/24/2015	66.1	66.1	16.7	Various	Various	3.3	8.5	66
5	CMBS B-Piece	5/21/2015	58.2	58.2	12.9	Various	Various	3.0	7.9	65
6	RECOP(J)	2/13/2017	40.0	4.0	4.0	Various	Various	4.5	10.0	59
	Total/Weighted Average CMBS B-Pieces Unlevered		$349.2	$313.2	$108.5			4.2%	8.4	65%

(A)	Our total portfolio represents the current principal amount on senior and mezzanine loans and the net equity of our preferred equity and CMBS B-Piece investments.

(B)
Net equity reflects (i) the amortized cost basis of our loans, net of borrowings and a 5% noncontrolling interest in the entity that holds certain of our mezzanine loans; (ii) the cost basis of our preferred equity investment, net of a 20% noncontrolling interest in the entity that holds our preferred equity investment; (iii) the cost basis of our CMBS B-Pieces, net of VIE liabilities; and (iv) the cost basis of our investment in RECOP.

(C)
Weighted average is weighted by current principal amount for our senior and mezzanine loans and preferred equity and by net equity for our CMBS B-Pieces. Weighted average coupon calculation includes one-month USD LIBOR for floating-rate Mezzanine Loans.

(D)	L = one-month USD LIBOR rate; spot rate of 1.22% included in mezzanine loan and portfolio-wide averages represented as fixed rates.

(E)	Max remaining term (years) assumes all extension options are exercised, if applicable.

(F)
For our senior and mezzanine loans, the loan-to-value ratio ("LTV") is based on the initial loan amount divided by the as-is appraised value as of the date the loan was originated. For Mezzanine Loan 1, LTV is based on the total loan amount divided by the as-is appraised value at March 17, 2017. For our preferred equity investment, LTV is based on the total loan amount plus the current principal amount of the preferred equity investment, divided by the as-is appraised value at March 30, 2017. For our CMBS B-Pieces, LTV is based on the weighted average LTV of the underlying loan pool at issuance.

(G)
Senior loans include senior mortgages and similar credit quality investments, including junior participations in our originated senior loans for which we have syndicated the senior participations and retained the junior participations for our portfolio.

(H)	Total amount does not include principal paydowns or amortization.

(I)	Coupon includes a 3.5% fixed accrual rate which steps up to a 4.0% fixed accrual in February 2020 (years six and seven).

(J)
Represents our investment in an aggregator vehicle alongside RECOP that invests in CMBS. Committed principal represents our total commitment to the aggregator vehicle whereas current principal represents the current funded amount.

Portfolio Surveillance and Credit Quality

Senior and Mezzanine Loans and Preferred Equity Investments

Our Manager actively manages our portfolio and assesses the risk of any loan impairment by regularly evaluating the performance of the underlying property, the valuation of comparable assets as well as the financial wherewithal of the associated borrower. Our loan documents generally give us the right to receive regular property, borrower and guarantor financial statements; approve annual budgets and tenant leases; and enforce loan covenants and remedies. In addition, our Manager evaluates the macroeconomic environment, prevailing real estate fundamentals and micro-market dynamics where the underlying property is located. Through site inspections, local market experts and various data sources, as part of its risk assessment, our Manager monitors criteria such as new supply and tenant demand, market occupancy and rental rate trends, and capitalization rates and valuation trends.

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

1—Very Low Risk

2—Low Risk

3—Average Risk

4—High Risk/Potential for Loss: A loan that has a risk of realizing a principal loss.

5—Impaired/Loss Likely: A loan that has a very high risk of realizing a principal loss or has otherwise incurred a principal loss.

	June 30, 2017
Risk Rating	Number of Loans	Net Book Value	Total Loan Exposure(A)
1	2	39,836	39,836
2	2	8,000	8,000
3	17	1,028,936	1,099,026
4	1	16,401	16,500
5	—	—	—

(A)
In certain instances, we finance our loans through the non-recourse sale of a senior interest that is not included in our consolidated financial statements. Total loan exposure includes the entire loan we originated and financed, including $61.7 million of such non-consolidated senior interests as of June 30, 2017.

As of June 30, 2017, the average risk rating of KREF's portfolio was 2.9 (Average Risk), weighted by investment carrying value, with 98.5% of commercial mortgage loans held-for-investment, rated 3 (Average Risk) or better by our Manager. As of June 30, 2017 and December 31, 2016, no investments were rated 5 (Impaired/Loss Likely).

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

As of June 30, 2017, there were no delinquencies or defaults associated with any loans underlying our CMBS B-Piece investments.

Secured Financing Agreements

The following table details our secured financing agreements (dollars in thousands):

	June 30, 2017
	Maximum	Collateral	Secured Financing Borrowings
Lender	Facility Size(A)	Assets(B)	Potential(C)	Outstanding	Available
Wells Fargo	$750,000	$612,568	$459,426	$143,150	$316,276
Morgan Stanley	500,000	355,806	260,951	40,000	220,951
JP Morgan	250,000	n.a.	—	—	—
Goldman Sachs	250,000	n.a.	—	—	—
Barclays	75,000	n.a.	—	—	—
	$1,825,000	$968,374	$720,377	$183,150	$537,227

(A)	Maximum facility size represents the largest amount of borrowings available under a given facility once sufficient collateral assets have been approved by the lender and pledged by us.

(B)	Represents the principal balance of the collateral assets.

(C)
Potential borrowings represents the total amount we could draw under each facility based on collateral already approved and pledged. When undrawn, these amounts are available to us under the terms of each credit facility.

Non-Consolidated Senior Interests

In certain instances, we finance our loans through the non-recourse sale of a senior loan interest that is not included in our consolidated financial statements. These non-consolidated senior interests provide structural leverage for our net investments which are reflected in the form of mezzanine loans or other subordinate interests on our balance sheet and in our results of operations. The following table details the subordinate interests retained on our balance sheet and the related non-consolidated senior interests as of June 30, 2017 (dollars in thousands):

	June 30, 2017
Non-Consolidated Senior Interests	Count	Principal Balance	Carrying Value	Wtd. Avg. Yield/Cost(A)	Guarantee	Wtd. Avg. Term
Total loan	1	$77,421	n.a	L + 3.8%	n.a	March 2022
Senior participation	1	61,671	n.a	L + 2.0%	n.a.	March 2022

(A)	Our floating rate loans and related liabilities were indexed to one-month LIBOR. Our net interest rate exposure is in direct proportion to our net assets.

Results of Operations

Three and Six Months Ended June 30, 2017 Compared to the Three and Six Months Ended June 30, 2016

The following table compares the results of operations for the three and six months ended June 30, 2017 to the three and six months ended June 30, 2016 (dollars in thousands):

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2017	2016	Increase (Decrease)	2017	2016	Increase (Decrease)
Net Interest Income
Interest income	$17,446	$6,719	$10,727	$30,352	$12,988	$17,364
Interest expense	3,225	1,199	2,026	7,178	2,349	4,829
Total net interest income	14,221	5,520	8,701	23,174	10,639	12,535
Other Income
Change in net assets related to consolidated variable interest entities	4,175	5,824	(1,649)	8,785	3,740	5,045
Income from equity method investments in unconsolidated subsidiaries	330	—	330	346	—	346
Other income	275	18	257	439	79	360
Total other income (loss)	4,780	5,842	(1,062)	9,570	3,819	5,751
Operating Expenses
General and administrative	963	716	247	1,915	1,200	715
Management fees to affiliate	3,488	1,329	2,159	5,524	2,467	3,057
Incentive compensation to affiliate	—	88	(88)	—	365	(365)
Total operating expenses	4,451	2,133	2,318	7,439	4,032	3,407
Income (Loss) Before Income Taxes, Noncontrolling Interests and Preferred Dividends	14,550	9,229	5,321	25,305	10,426	14,879
Income tax expense	146	72	74	268	143	125
Net Income (Loss)	14,404	9,157	5,247	25,037	10,283	14,754
Redeemable Noncontrolling Interests in Income (Loss) of Consolidated Joint Venture	34	80	(46)	80	161	(81)
Noncontrolling Interests in Income (Loss) of Consolidated Joint Venture	214	207	7	424	391	33
Net Income (Loss) Attributable to KKR Real Estate Finance Trust Inc. and Subsidiaries	14,156	8,870	5,286	24,533	9,731	14,802
Preferred Stock Dividends	75	4	71	88	8	80
Net Income (Loss) Attributable to Common Stockholders	$14,081	$8,866	$5,215	$24,445	$9,723	$14,722

Net Interest Income

Net interest income increased $8.7 million and $12.5 million during the three and six months ended June 30, 2017, respectively, compared to the comparable periods in 2016 primarily due to increased interest income in connection with additional capital deployed in investments as we continued to scale our portfolio. This increase was partially offset by increased interest expense resulting from interest on amounts outstanding under our repurchase facilities used to finance investments in senior loans. The offset to interest income includes $0.7 million and $0.2 million of net deferred loan fees and origination discounts during the three months ended June 30, 2017 and 2016, respectively, and $1.3 million and $0.3 million during the six months ended June 30, 2017 and 2016, respectively.

Other Income

Total other income decreased $1.1 million during the three months ended June 30, 2017 as compared to the three months ended June 30, 2016, primarily due to a $1.1 million unrealized gain on our investments in CMBS B-Pieces during the three months ended June 30, 2017 as compared to a $2.7 million unrealized gain during 2016. Other income also increased $0.3 million during the three months ended June 30, 2017 as compared to the same period during 2016 due to income from equity investments in unconsolidated subsidiaries which we entered into during 2017.

Total other income increased $5.8 million during the six months ended June 30, 2017 as compared to the six months ended June 30, 2016, primarily due to a $2.6 million unrealized gain on our investments in CMBS B-Pieces during the six months ended June 30, 2017 as compared to a $2.1 million unrealized loss during the six months ended June 30, 2016. Other income also increased $0.3 million during the six months ended June 30, 2017 as compared to the same period during 2016 due to income from equity investments in unconsolidated subsidiaries which we entered into during 2017.

Operating Expenses

Total operating expenses increased $2.3 million and $3.4 million during the three and six months ended June 30, 2017, respectively, compared to the same periods in 2016. This increase is primarily due to increased management fees during the three and six months ended June 30, 2017, of $2.2 million and $3.1 million, respectively, resulting from an increase in our equity from the private placements of our common stock and our initial public offering, as well as an additional $0.2 million and $0.7 million of general and administrative expenses during the three and six months ended June 30, 2017, respectively, primarily consisting of legal, audit, insurance, information technology, and other increased costs as we scaled our portfolio. This increase was partially offset by decreased incentive compensation payable to our Manager resulting from the time required to invest our proceeds received from equity issuances.

Liquidity and Capital Resources

Overview

Our primary liquidity needs include ongoing commitments to repay the principal of and interest on our borrowings and pay other financing costs; finance our assets and operations; meet future funding obligations; make distributions to our stockholders; fund our operations, which includes making payments to our Manager in accordance with the management agreement; and other general business needs.

Our primary sources of liquidity and capital resources to date have been derived from $1,060.9 million in net proceeds from equity issuances as of June 30, 2017, $183.2 million in advances from our repurchase facilities and $61.0 million in proceeds from syndicated financing as of June 30, 2017, as well as cash flows from operations. We may seek additional sources of liquidity from further repurchase facilities, syndicated financing, other borrowings (including borrowings not related to a specific investment) and future offerings of equity and debt securities. In addition, we may apply our existing cash and cash equivalents and cash flows from operations to any liquidity needs. As of June 30, 2017, our cash and cash equivalents were $57.0 million.

Debt-to-Equity Ratio and Total Leverage Ratio

The following table presents our debt-to-equity ratio and total leverage ratio:

	June 30, 2017	December 31, 2016
Debt-to-equity ratio(A)	0.1x	0.7x
Total leverage ratio(B)	0.2x	0.7x

(A)	Represents (i) total outstanding secured debt agreements less cash to (ii) total stockholders’ equity, in each case, at period end.

(B)	Represents (i) total outstanding secured debt agreements and non-consolidated senior interests, less cash to (ii) total stockholders’ equity, in each case, at period end.

Sources of Liquidity

Our primary sources of liquidity include cash and cash equivalents, and available borrowings under our secured financing agreements which are set forth in the following table (dollars in thousands):

	June 30, 2017	December 31, 2016
Cash and cash equivalents	$57,013	$96,189
Available borrowings under secured debt arrangements	537,227	139,818
Available borrowings under revolving credit agreements	75,000	—

Consolidated Debt Obligations

The following table summarizes our secured financing agreements and other consolidated debt obligations in place as of June 30, 2017 and December 31, 2016 (dollars in thousands):

	June 30, 2017											December 31, 2016
	Facility							Collateral				Facility
						Weighted Average(B)
	Month Issued	Outstanding Face Amount	Carrying Value(A)	Maximum Facility Size	Final Stated Maturity	Funding Cost	Life (Years)	Outstanding Face Amount	Amortized Cost Basis	Carrying Value	Weighted Average Life (Years)(C)	Carrying Value(A)
Secured Financing Agreements(D)
Master Repurchase Agreements
Wells Fargo(E)	Oct 2015	$143,150	$139,909	$750,000	Apr 2022	3.4%	1.7	$612,568	$607,934	$607,934	4.2	$262,883
Morgan Stanley(F)	Dec 2016	40,000	38,375	500,000	Dec 2020	3.8	2.4	355,806	352,160	352,160	4.4	177,764
JP Morgan(G)	Oct 2015	—	(1,086)	250,000	Oct 2018	0.4	0.0	n.a.	n.a.	n.a.	n.a.	(1,503)
Goldman Sachs(H)	Sep 2016	—	—	250,000	Sep 2019	0.2	0.0	n.a.	n.a.	n.a.	n.a.	—
Revolving Credit Agreement
Barclays(I)	May 2017	—	—	75,000	May 2020	1.9	0.0	n.a.	n.a.	n.a.	n.a.	n.a.
		183,150	177,198	1,825,000		3.5%	2.1					439,144
VIE Liabilities
CMBS(J)	Various	5,024,443	5,351,985	n.a.	Mar 2048 to Feb 2049	4.3%	7.7	5,333,602	n.a.	5,467,095	7.7	5,313,574
		5,024,443	5,351,985	n.a.		4.3	7.7					5,313,574
Total / Weighted Average		$5,207,593	$5,529,183	$1,825,000		4.3%	7.5					$5,752,718

(A)	Net of $6.0 million and $6.4 million unamortized debt issuance costs as of June 30, 2017 and December 31, 2016, respectively.

(B)	Average weighted by the outstanding face amount of borrowings.

(C)	Average based on the fully extended loan maturity, weighted by the outstanding face amount of the collateral.

(D)
Borrowings under these repurchase agreements are collateralized by senior mortgage loans, held-for-investment, and bear interest equal to the sum of (i) a floating rate index, subject to a floor of no less than zero, equal to one-month LIBOR, or an index approximating LIBOR, and (ii) a margin, based on the collateral. As of June 30, 2017 and December 31, 2016, the percentage of the outstanding face amount of the collateral sold and not borrowed under these repurchase agreements, or average "haircut" weighted by outstanding face amount of collateral, was 81.1% and 28.8%, respectively (or 25.6% and 25.9%, respectively, if we had borrowed the maximum amount approved by its repurchase agreement counterparties as of such dates).

(E)
In April 2017, we and Wells Fargo Bank, National Association ("Wells Fargo") amended the repurchase agreement to extend the facility maturity date and to increase the maximum facility size from $500.0 million to $750.0 million.The current stated maturity of the facility is April 2020, which does not reflect two, twelve-month facility term extensions available to us, which is contingent upon certain covenants and thresholds. As of June 30, 2017, the collateral-based margin was between 1.80% and 2.15%.

(F)
In December 2016, we entered into a $500.0 million repurchase facility with Morgan Stanley Bank, N.A. ("Morgan Stanley"). The current stated maturity of the facility is December 2019, which does not reflect one, twelve-month facility term extension available to us, which is contingent upon certain covenants and thresholds and, even if such covenants and thresholds are satisfied, is at the sole discretion of Morgan Stanley. As of June 30, 2017, the collateral-based margin was between 2.25% and 2.45%.

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

(H)
In September 2016, we entered into a $250.0 million repurchase facility with Goldman Sachs Bank USA ("Goldman Sachs"). The facility has a revolving period of one year, and a three-year term on a per-asset basis as those assets are pledged to the facility. As of June 30, 2017, the carrying value excluded $0.4 million unamortized debt issuance costs presented as "Assets — Other assets" in our Condensed Consolidated Balance Sheets.

(I)
In May 2017, we entered into a $75.0 million corporate secured revolving credit facility administered by Barclays Bank PLC ("Barclays "). The current stated maturity of the facility is May 2019, which does not reflect one, twelve-month facility term extension available to us at the discretion of Barclays. Borrowings under the facility bears interest at a per annum rate equal to the sum of (i) a floating rate index and (ii) a fixed margin. Amounts borrowed under this facility are 100% recourse to us. As of June 30, 2017, the carrying value excluded $1.4 million unamortized debt issuance costs presented as "Assets — Other assets" in our Condensed Consolidated Balance Sheets.

(J)
Facility amounts represent CMBS issued by five trusts that we consolidate, but that are not beneficially owned by our stockholders. The facility and collateral carrying amounts included $19.2 million accrued interest payable and $20.3 million accrued interest receivable as of June 30, 2017. As of December 31, 2016, the facility and collateral carrying amounts included $18.8 million accrued interest payable and $19.9 million accrued interest receivable. The final stated maturity date represents the rated final distribution date of CMBS issued by trusts that we consolidate, but that are not beneficially owned by our stockholders.

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

Each of our existing master repurchase facilities includes "credit mark" features. "Credit mark" provisions in repurchase facilities are designed to keep the lenders' credit exposure constant as a percentage of the underlying collateral value of the assets pledged as security to them. If the underlying collateral value decreases, the gross amount of leverage available to us will be reduced as our assets are marked to market, which would reduce our liquidity. The lender under the applicable repurchase facility sets the valuation and any revaluation of the collateral assets in its sole, good faith discretion. As a contractual matter, the lender has the right to reset the value of the assets at any time based on then-current market conditions, but the market convention is to reassess valuations on a monthly, quarterly and annual basis using the financial information delivered pursuant to the facility documentation regarding the real property, borrower and guarantor under such underlying loans. Generally, if the lender determines (subject to certain conditions) that the market value of the collateral in a repurchase transaction has decreased by more than a defined minimum amount, the lender may require us to provide additional collateral or lead to margin calls that may require us to repay all or a portion of the funds advanced. We closely monitor our liquidity and intend to maintain sufficient liquidity on our balance sheet in order to meet any margin calls in the event of any significant decreases in asset values. As of June 30, 2017 and December 31, 2016, the weighted average haircut under our repurchase agreements was 81.1% and 28.8%, respectively (or 25.6% and 25.9%, respectively, if we had borrowed the maximum amount approved by its repurchase agreement counterparties as of such dates). In addition, our existing master repurchase facilities are not entirely term-matched financings and may mature before our CRE debt investments that represent underlying collateral to those financings. As we negotiate renewals and extensions of these liabilities, we may experience lower advance rates and higher pricing under the renewed or extended agreements.

Revolving Credit Agreement

We may also use our secured revolving credit facility as a source of financing, which is designed to provide short term liquidity to purchase loans or other eligible assets, pay operating expenses, and borrow amounts for general corporate purposes. Any amounts borrowed are full recourse to us. Borrowings under the facility bear interest at a per annum rate equal to the sum of (i) a floating rate index and (ii) a fixed margin.

Borrowing Activities

The following tables provide additional information regarding our borrowings (dollars in thousands):

		Six Months Ended
		June 30, 2017
	Outstanding Face Amount at June 30, 2017	Average Daily Amount Outstanding(A)	Maximum Amount Outstanding	Weighted Average Daily Interest Rate
Wells Fargo	$143,150	$267,997	$360,900	2.8%
Morgan Stanley	40,000	133,884	252,682	3.2
JPMorgan	—	—	—	—
Goldman Sachs	—	30,000	30,000	3.4
Barclays	—	—	—	—
Total/Weighted Average	$183,150			3.0%

(A)     Represents the average for the period the debt was outstanding.

	Average Daily Amount Outstanding(A)
	Three Months Ended
	June 30, 2017	March 31, 2017
Wells Fargo	$248,436	$287,775
Morgan Stanley	86,743	181,548
JPMorgan	—	—
Goldman Sachs	30,000	30,000
Barclays	—	n.a.

(A)     Represents the average for the period the debt was outstanding.

Covenants—Each of our repurchase facilities contains customary terms and conditions for repurchase facilities of this type, including, but not limited to, negative covenants relating to restrictions on our operations with respect to our status as a REIT, and financial covenants, including:

•	an interest income to interest expense ratio covenant (1.5 to 1.0);

•	a minimum consolidated tangible net worth covenant (75.0% of the aggregate net cash proceeds of any equity issuances made and any capital contributions received by us and our Operating Partnership);

•	a cash liquidity covenant (the greater of $10.0 million or 5.0% of our recourse indebtedness, dependent upon the facility);

•	a total indebtedness covenant (75.0% of our total assets, net of VIE liabilities);

•	a minimum debt-to-equity ratio covenant (3.5 to 1.0); and

•	a minimum fixed charge coverage ratio covenant (1.5 to 1.0).

As of June 30, 2017, we were in compliance with our repurchase facility covenants. Upon the initial public offering of our equity on May 5, 2017, our most restrictive cash liquidity covenant was reduced to the greater of $10.0 million or 5.0% of our recourse indebtedness.

Guarantees—In connection with each master repurchase agreement, our Operating Partnership has entered into a limited guarantee in favor of each lender, under which our Operating Partnership guarantees the obligations of the borrower under the respective master repurchase agreement (i) in the case of certain defaults, up to a maximum liability of 25.0% of the then-outstanding repurchase price of the eligible loans, participations or securities, as applicable, or (ii) up to a maximum liability of

100.0% in the case of certain "bad boy" defaults. The borrower in each case is a special purpose subsidiary of our Company. With respect to our secured revolving credit facility, the amounts borrowed are full recourse to us.

CMBS-related Liabilities

In connection with our investments in CMBS B-Pieces, we consolidate the trust entities, called VIEs, that hold the pools of senior loans underlying the CMBS because we are considered the primary beneficiary of such entities. As a result of this consolidation, our financial statements include the liabilities of these VIEs. However, these liabilities are not recourse to us, and our risk of loss is limited to the value of our investment in the related CMBS B-Piece. See the table under "Consolidated Debt Obligations" above for a summary of these liabilities as of June 30, 2017.

Cash Flows

The following table sets forth changes in cash and cash equivalents for the six months ended June 30, 2017 and 2016 (dollars in thousands):

	For the Six Months Ended June 30,
	2017	2016	Increase (Decrease)
Cash Flows From Operating Activities	$22,625	$10,765	$11,860
Cash Flows Used In Investing Activities	(357,967)	(109,229)	(248,738)
Cash Flows From Financing Activities	296,909	126,075	170,834
Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	$(38,433)	$27,611	$(66,044)

Cash Flows from Operating Activities

Our cash flows from operating activities were primarily driven by our net interest income, which is driven by the income generated by our investments less financing costs. The following table sets forth interest received and paid by our investments for the six months ended June 30, 2017 and 2016 (dollars in thousands):

	For the Six Months Ended June 30,
	2017	2016
Interest Received:
Senior and mezzanine loans	$25,142	$10,376
CMBS B-Pieces	6,224	5,530
Preferred equity interest	1,476	724
	32,842	16,630
Interest Paid:
Borrowings secured by senior loans	6,325	1,626
Net interest collections	$26,517	$15,004

Our cash flows from operating activities were partially offset by cash used to pay management and incentive fees, as follows (dollars in thousands):

	For the Six Months Ended June 30,
	2017	2016	Increase (Decrease)
Management Fees to Affiliate	$4,027	$2,016	$2,011
Incentive Compensation to Affiliate	—	277	(277)
Net Decrease in Cash and Cash Equivalents	$4,027	$2,293	$1,734

Cash Flows from Investing Activities

Our cash flows from investing activities were primarily driven by the amounts of cash used to originate and fund or purchase new investments. During the six months ended June 30, 2017, we funded or purchased $416.6 million of senior and mezzanine loans, received $61.0 million from the sale of a commercial mortgage loan and received $1.7 million of principal repayments on certain mezzanine loans. We also made a net investment in commercial mortgage-backed securities, held through an equity method investee of $4.0 million. During the six months ended June 30, 2016, we funded or purchased $64.6 million, $36.4 million and $10.2 million of senior and mezzanine loans, CMBS and preferred equity interests, respectively, and received $2.4 million of principal repayments on certain mezzanine loans.

Cash Flows from Financing Activities

Our cash flows from financing activities were primarily driven by the issuance of our common stock for net proceeds of $581.3 million and $100.0 million during the six months ended June 30, 2017 and 2016, respectively. During the six months ended June 30, 2017 and 2016, we received proceeds from borrowings under repurchase agreements of $198.0 million and $39.0 million, respectively. During the six months ended June 30, 2017, we made principal payments of $460.4 million. As a result of the payment of common and preferred stock dividends, our cash flows from financing activities decreased by $17.3 million and $10.9 million during the six months ended June 30, 2017 and 2016.

Contractual Obligations and Commitments

The following table presents our contractual obligations and commitments (including interest payments) as of June 30, 2017 (dollars in thousands):

	Total	Less than 1 year	1 to 3 years	3 to 5 years	Thereafter
Recourse Obligations:
Master Repurchase Facilities(A):
Wells Fargo	$156,479	$4,439	$152,040	$—	$—
Morgan Stanley	44,223	1,406	42,817	—	—
JPMorgan	—	—	—	—	—
Goldman Sachs	—	—	—	—	—
Revolving Credit Agreement(B):
Barclays	—	—	—	—	—
Total secured financing agreements	200,702	5,845	194,857	—	—
Future funding obligations(C)	256,696	130,906	125,790	—	—
RECOP commitment(D)	35,988	16,000	19,988	—	—
Total recourse obligations	493,386	152,751	340,635	—	—
Non-Recourse Obligations(E):
CMBS	6,690,303	270,668	825,240	682,058	4,912,337
Total	$7,183,689	$423,419	$1,165,875	$682,058	$4,912,337

(A)
The allocation of repurchase facilities is based on the current maturity date of each individual borrowing under the facilities. The amounts include the related future interest payment obligations, which are estimated by assuming the amounts outstanding under our repurchase facilities and the interest rates in effect as of June 30, 2017 will remain constant into the future. This is only an estimate, as actual amounts borrowed and rates may vary over time. Amounts borrowed are subject to a maximum 25.0% recourse limit.

(B)
The allocation of the revolving credit agreement is based on the current maturity date of the individual borrowing under the agreement. The amounts include the related future interest payment obligations, which are estimated by assuming the amounts outstanding under our revolving credit agreement and the interest rates in effect as of June 30, 2017 will remain constant into the future. This is only an estimate, as actual amounts borrowed and rates may vary over time. Amounts borrowed are subject to 100.0% recourse.

(C)
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

(D)	Amounts committed to invest in an aggregator vehicle alongside RECOP, which has a two year investment period ending February 2019.

(E)	Amounts relate to VIE liabilities that represent securities not beneficially owned by our stockholders.

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

Subsequent Events

The following events occurred subsequent to June 30, 2017:

Investing Activities

We originated the following senior loans subsequent to June 30, 2017 (dollars in thousands):

Description/ Location	Property Type	Month Originated	Maximum Face Amount	Initial Face Amount Funded	Interest Rate(A)	Maturity Date(B)	LTV
Senior Loan, Queens, NY	Industrial	July 2017	$75,100	$61,300	L + 3.7%	August 2022	72%
Senior Loan, Denver, CO(C)	Multifamily	August 2017	91,000	91,000	L + 4.4	August 2022	73
Senior Loan, New York, NY(D)	Condo(Residential)	August 2017	239,200	239,200	L + 4.8	September 2020	69
Total/Weighted Average			$405,300	$391,500	L + 4.5%		71%

(A)	Floating rate based on one-month USD LIBOR.

(B)	Maturity date assumes all extension options are exercised, if applicable.

(C)
LTV is based on the senior mortgage amount of $81.0 million at closing divided by the as-is appraised value of $111.4 million. LTV excludes a $10.0 million mezzanine loan intended for sale which equates to an 82% LTV through the mezzanine position.

(D)	LTV is based on the total loan amount of $239.2 million divided by the appraised net sell-out value of $345.4 million.

Funding of Previously Closed Loans

The Company funded approximately $5.0 million for previously closed loans subsequent to June 30, 2017.

Financing Activities

In July and August 2017, we borrowed $342.1 million in proceeds under the Wells Fargo master repurchase facility.

In July 2017, we borrowed $71.1 million in proceeds under the Morgan Stanley master repurchase facility.

Corporate Activities

Dividends

In July 2017, we paid a $13.4 million dividend on our common stock, or $0.25 per share, with respect to the second quarter of 2017, to stockholders of record on June 30, 2017.

Off-Balance Sheet Arrangements

As described in Note 6 to our condensed consolidated financial statements, we have off-balance sheet arrangements related to VIEs that we account for using the equity method of accounting and in which we hold an economic interest or have a capital commitment. Our maximum risk of loss associated with our interests in VIEs is limited to the carrying value of our investment in the entity and any unfunded capital commitments. As of June 30, 2017, we held $4.3 million of interests in such entities, which does not include a remaining commitment of $36.0 million to RECOP that we are required to fund when called.

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

As of June 30, 2017, a 100 basis point increase in credit yields would decrease our net book value by approximately $6.0 million, and a 100 basis point decrease in credit yields would increase our net book value by approximately $6.4 million, based on the investments we held on that date. Changes in credit yields do not directly affect our earnings or cash flow as we intend to hold our positions.

Interest Rate Risk

Generally, the composition of our investments is such that rising interest rates will increase our net income, while declining interest rates will decrease net income. As of June 30, 2017, 89.3% of our investments by total assets earned a floating rate of interest. The remaining 10.7% of our investments earned a fixed rate of interest. If interest rates were to decline, the value of these fixed-rate investments may increase and if interest rates were to increase, the value of these fixed-rate investments may fall; however, the interest income generated by these investments would not be affected by market interest rates. The interest rates we pay under our current repurchase agreements are floating rate. Accordingly, our interest expense will generally increase as interest rates increase and decrease and interest rates decrease.

As of June 30, 2017, a 50 basis point increase in short-term interest rates, based on a shift in the yield curve, would increase our cash flows by approximately $1.6 million during the 2017 fiscal year, whereas a 50 basis point decrease in short-term interest rates would decrease our cash flows by approximately $1.6 million during the 2017 fiscal year, based on the net floating-rate exposure of the investments we held on that date.

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

Financing Risk

We finance our target assets with borrowed funds under our repurchase facilities and by syndicating senior participations in our originated senior loans. Over time, as market conditions change, we may use other forms of leverage in addition to these methods of financing. Weakness or volatility in the financial markets, the commercial real estate and mortgage markets and the economy generally could adversely affect one or more of our lenders or potential lenders and could cause one or more of our lenders or potential lenders to be unwilling or unable to provide us with financing, or to decrease the amount of our available financing through a market to market, or to increase the costs of that financing.

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
Our management, with the participation of our Co-Chief Executive Officers and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2017. Based upon that evaluation, our Co-Chief Executive Officers and Chief Financial Officer concluded that, as of June 30, 2017, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
Changes in Internal Controls over Financial Reporting

No changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) of the Exchange Act) occurred during the three months ended June 30, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities
On April 19, 2017, we issued 10,379,738 shares of our common stock to investors in the private placements completed during the year ended December 31, 2016 at a price of $20.00 per share, for net proceeds of $207.6 million. The foregoing equity issuance was effected in reliance on the exemption contained in Section 4(a)(2) of the Securities Act, as a transaction by an issuer not involving a public offering. No general solicitation or underwriters was involved in such issuance.
Use of Proceeds
On May 20, 2017, we completed our initial public offering in which we sold 11,787,500 shares of common stock (including 1,537,5000 shares of common stock that were subject to the underwriters’ option to purchase additional shares) at an initial public offering price of $20.50 per share. The shares offered and sold in the initial public offering were registered under the Securities Act pursuant to our Registration Statement on Form S-11 (File No. 333-217126), which was declared effective by the SEC on May 4, 2017, and Registration Statement on Form S-11 (File No. 333-217681), which was immediately effective pursuant to Rule 462 of the Securities Act. The offering did not terminate until after the sale of all 11,787,500 shares of common stock registered on the registration statement. The aggregate offering price for the shares registered and sold by us was approximately $5.9 million. The underwriters of the offering were led by Wells Fargo Securities, LLC, Morgan Stanley & Co. LLC, KKR Capital Markets LLC, Barclays Capital Inc., Goldman Sachs & Co. LLC, J.P. Morgan Securities LLC and Keefe, Bruyette & Woods, Inc.
The initial public offering generated net proceeds of approximately $220.7 million to us after net underwriting discounts and commissions of approximately $15.7 million and other offering expenses of approximately $5.3 million. KKR Capital Markets LLC, an underwriter in the offering, is an affiliate of our Manager and received underwriting fees of approximately $3.1 million. No other offering expenses were paid directly or indirectly to any of our directors or officers (or their associates), persons owning 10 percent or more of our common stock or any other affiliates.
We used substantially all of the net proceeds from the initial public offering to make a temporary repayment on two of our repurchase facilities in a manner consistent with our investment strategies and investment guidelines.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

During the three months ended June 30, 2017, there were no shares of our common stock repurchased by us or on our behalf.

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

10.3
Amendment No. 3 to Guarantee Agreement, dated as of April 7, 2017, between Wells Fargo Bank, National Association and KKR Real Estate Finance Holdings L.P. (incorporated by reference to Exhibit 10.21 to the Company’s Registration on Form S-11/A (333-217126) filed on April 13, 2017).

10.4
Trademark License Agreement, dated as of May 4, 2017, between Kohlberg Kravis Roberts & Co. L.P. and KKR Real Estate Finance Trust Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (001-38082) filed on May 10, 2017).

10.5
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

KKR REAL ESTATE FINANCE TRUST INC.

Date:	August 9, 2017	By:	/s/ Christen E.J. Lee
Name: Christen E.J. Lee
Title: Co-Chief Executive Officer and Co-President
(Co-Principal Executive Officer)

Date:	August 9, 2017	By:	/s/ Matthew A. Salem
Name: Matthew A. Salem
Title: Co-Chief Executive Officer and Co-President
(Co-Principal Executive Officer)

Date:	August 9, 2017	By:	/s/ William B. Miller
Name: William B. Miller
Title: Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)