Form 10-Q
period 2017-09-30
KKR Real Estate Finance Trust Inc.
filed 2017-11-07
CIK 1631596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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
☐ Yes ☒ No

The number of shares of the registrant's common stock, par value $0.01 per share, outstanding as of November 4, 2017 was 53,685,440.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which reflect our current views with respect to, among other things, our operations and financial performance. You can identify these forward-looking statements by the use of words such as "outlook," "believe," "expect," "potential," "continue," "may," "should," "seek," "approximately," "predict," "intend," "will," "plan," "estimate," "anticipate," the negative version of these words, other comparable words or other statements that do not relate strictly to historical or factual matters. By their nature, forward-looking statements speak only as of the date they are made, are not statements of historical fact or guarantees of future performance and are subject to risks, uncertainties, assumptions or changes in circumstances that are difficult to predict or quantify. Our expectations, beliefs and projections are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that management's expectations, beliefs and projections will result or be achieved and actual results may vary materially from what is expressed in or indicated by the forward-looking statements.

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

•	deterioration in the performance of properties securing our investments that may cause deterioration in the performance of our investments and potentially principal losses to us;

•	defaults by borrowers in paying debt service on outstanding indebtedness;

•	the adequacy of collateral securing our investments and declines in the fair value of our investments;

•	adverse developments in the availability of desirable investment opportunities whether they are due to competition, regulation or otherwise;

•	difficulty in successfully managing our growth, including integrating new assets into our existing systems;

•	the cost of operating our platform, including, but not limited to, the cost of operating a real estate investment platform and the cost of operating as a publicly traded company;

•	the availability of qualified personnel and our relationship with our Manager;

•	KKR controls us and its interests may conflict with those of our stockholders in the future;

•	our qualification as a real estate investment trust ("REIT") for U.S. federal income tax purposes and our exclusion from registration under the Investment Company Act of 1940; and

•
authoritative accounting principles generally accepted in the United States of America ("GAAP") or policy changes from such standard-setting bodies such as the Financial Accounting Standards Board, the SEC, the Internal Revenue Service, the New York Stock Exchange and other authorities that we are subject to, as well as their counterparts in any foreign jurisdictions where we might do business.

There may be other factors that may cause our actual results to differ materially from the forward-looking statements, including factors disclosed under the sections entitled "Risk Factors" in the Prospectus and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Form 10-Q. You should evaluate all forward-looking statements made in this Form 10-Q in the context of these risks and uncertainties.

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

KKR REAL ESTATE FINANCE TRUST INC.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2017

PART I — FINANCIAL INFORMATION
ITEM I. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

KKR Real Estate Finance Trust Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)
(Amounts in thousands, except share and per share data)

	September 30, 2017	December 31, 2016
Assets
Cash and cash equivalents	$89,976	$96,189
Restricted cash and cash equivalents	600	157
Commercial mortgage loans, held-for-investment, net	1,543,851	674,596
Commercial mortgage loans, held-for-sale, net	81,550	26,230
Preferred interest in joint venture, held-to-maturity	—	36,445
Equity method investments in unconsolidated subsidiaries, at fair value	8,328	—
Accrued interest receivable	6,930	2,974
Other assets	2,894	2,728
Commercial mortgage loans held in variable interest entities, at fair value	5,429,874	5,426,084
Total Assets	$7,164,003	$6,265,403

Liabilities and Equity
Liabilities
Secured financing agreements, net	$755,987	$439,144
Accounts payable, accrued expenses and other liabilities	3,014	2,297
Dividends payable	19,992	—
Accrued interest payable	1,108	593
Due to affiliates	4,036	1,728
Variable interest entity liabilities, at fair value	5,313,914	5,313,574
Total Liabilities	6,098,051	5,757,336

Commitments and Contingencies

Temporary Equity
Redeemable noncontrolling interests in equity of consolidated joint venture	3,053	3,030
Redeemable preferred stock	949	—

Permanent Equity
Preferred stock, 50,000,000 authorized (1 share with par value of $0.01 issued and outstanding as of September 30, 2017 and December 31, 2016, respectively, and 125 shares with stated value of $1,000.00 issued and outstanding as of December 31, 2016)	—	125
Common stock, 300,000,000 authorized (53,685,440 and 24,158,392 shares with par value of $0.01 issued and outstanding as of September 30, 2017 and December 31, 2016, respectively)	537	242
Additional paid-in capital	1,052,826	479,417
Retained earnings	9,110	17,914
Treasury stock: 26,398 shares held at cost as of September 30, 2017	(523)	—
Total KKR Real Estate Finance Trust Inc. stockholders’ equity	1,061,950	497,698
Noncontrolling interests in equity of consolidated joint venture	—	7,339
Total Permanent Equity	1,061,950	505,037
Total Liabilities and Equity	$7,164,003	$6,265,403

See Notes to Condensed Consolidated Financial Statements.

KKR Real Estate Finance Trust Inc. and Subsidiaries

Condensed Consolidated Statements of Operations (Unaudited)
(Amounts in thousands, except share and per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Net Interest Income
Interest income	$24,408	$7,896	$54,760	$20,884
Interest expense	5,414	1,627	12,592	3,976
Total net interest income	18,994	6,269	42,168	16,908

Other Income
Change in net assets related to consolidated variable interest entities	4,025	6,220	12,810	9,960
Income from equity method investments in unconsolidated subsidiaries	115	—	461	—
Other income	177	64	616	143
Total other income (loss)	4,317	6,284	13,887	10,103

Operating Expenses
General and administrative	1,339	548	3,254	1,748
Management fees to affiliate	3,989	1,621	9,513	4,088
Incentive compensation to affiliate	—	—	—	365
Total operating expenses	5,328	2,169	12,767	6,201

Income (Loss) Before Income Taxes, Noncontrolling Interests and Preferred Dividends	17,983	10,384	43,288	20,810
Income tax expense	120	71	388	214
Net Income (Loss)	17,863	10,313	42,900	20,596
Redeemable Noncontrolling Interests in Income (Loss) of Consolidated Joint Venture	54	87	134	248
Noncontrolling Interests in Income (Loss) of Consolidated Joint Venture	377	210	801	601
Net Income (Loss) Attributable to KKR Real Estate Finance Trust Inc. and Subsidiaries	17,432	10,016	41,965	19,747
Preferred Stock Dividends	93	4	181	12
Net Income (Loss) Attributable to Common Stockholders	$17,339	$10,012	$41,784	$19,735

Net Income (Loss) Per Share of Common Stock
Basic	$0.32	$0.48	$0.98	$1.12
Diluted	$0.32	$0.48	$0.98	$1.12
Weighted Average Number of Shares of Common Stock Outstanding
Basic	53,696,967	20,810,322	42,501,356	17,668,177
Diluted	53,697,041	20,810,322	42,501,530	17,668,177

Dividends Declared per Share of Common Stock	$0.37	$0.26	$1.25	$0.95

See Notes to Condensed Consolidated Financial Statements.

KKR Real Estate Finance Trust Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Equity (Unaudited)

For the Nine Months Ended September 30, 2017 and 2016
(Amounts in thousands, except share data)

	Permanent Equity										Temporary Equity
	KKR Real Estate Finance Trust Inc.
	Preferred Stock		Common Stock
	Shares	Stated Value	Shares	Par Value	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total KKR Real Estate Finance Trust Inc. Stockholders' Equity	Noncontrolling Interests in Equity of Consolidated Joint Venture	Total Permanent Equity	Redeemable Noncontrolling Interests in Equity of Consolidated Joint Venture	Redeemable Preferred Stock
Balance at December 31, 2015	125	$125	13,636,416	$136	$272,518	$8,681	$—	$281,460	$4,914	$286,374	$4,643	$—
Issuance of stock	—	—	10,521,976	106	209,898	—	—	210,004	—	210,004	—	—
Offering costs	—	—	—	—	(2,999)	—	—	(2,999)	—	(2,999)	—	—
Preferred dividends declared	—	—	—	—	—	(12)	—	(12)	—	(12)	—	—
Common dividends declared	—	—	—	—	—	(16,352)	—	(16,352)	—	(16,352)	—	—
Capital contributions	—	—	—	—	—	—	—	—	2,048	2,048	—	—
Capital distributions	—	—	—	—	—	—	—	—	(291)	(291)	(254)	—
Net income (loss)	—	—	—	—	—	19,747	—	19,747	601	20,348	248	—
Balance at September 30, 2016	125	$125	24,158,392	$242	$479,417	$12,064	$—	$491,848	$7,272	$499,120	$4,637	$—

Balance at December 31, 2016	126	$125	24,158,392	$242	$479,417	$17,914	$—	$497,698	$7,339	$505,037	$3,030	$—
Issuance of stock	—	—	29,553,446	295	580,011	—	—	580,306	—	580,306	—	949
Acquisition of treasury stock	—	—	(26,398)	—	—	—	(523)	(523)	—	(523)	—	—
Redemption of preferred stock	(125)	(125)	—	—	—	—	—	(125)	—	(125)	—	—
Offering costs	—	—	—	—	(6,642)	—	—	(6,642)	—	(6,642)	—	—
Preferred dividends declared	—	—	—	—	—	(6)	—	(6)	—	(6)	—	(175)
Common dividends declared	—	—	—	—	—	(50,588)	—	(50,588)	—	(50,588)	—	—
Capital distributions	—	—	—	—	—	—	—	—	(8,140)	(8,140)	(111)	—
Equity compensation	—	—	—	—	40	—	—	40	—	40	—	—
Net income (loss)	—	—	—	—	—	41,790	—	41,790	801	42,591	134	175
Balance at September 30, 2017	1	$—	53,685,440	$537	$1,052,826	$9,110	$(523)	$1,061,950	$—	$1,061,950	$3,053	$949

See Notes to Condensed Consolidated Financial Statements.

KKR Real Estate Finance Trust Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)
(Amounts in thousands)

	For the Nine Months Ended September 30,
	2017	2016
Cash Flows From Operating Activities
Net income (loss)	$42,900	$20,596
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of deferred debt issuance costs	1,731	1,009
Accretion of net deferred loan fees and discounts	(2,301)	(495)
Interest paid-in-kind	(864)	(1,476)
Change in noncash net assets of consolidated variable interest entities	(3,453)	(974)
(Income) from equity investment in unconsolidated subsidiary	(461)	—
Equity compensation	40	—
Origination and purchase of commercial loans, held-for-sale	(91,475)	—
Proceeds from sale of commercial loans, held-for-sale	10,000	—
Changes in operating assets and liabilities:
Accrued interest receivable, net	(3,956)	(462)
Other assets	2,421	4,615
Due to affiliates	2,308	(708)
Accounts payable, accrued expenses and other liabilities	(1,330)	(3,813)
Accrued interest payable	515	252
Net cash (used in) provided by operating activities	(43,925)	18,544

Cash Flows From Investing Activities
Proceeds from principal repayments of commercial mortgage loans, held-for-investment	18,568	5,207
Proceeds from principal repayments of preferred interest in joint venture, held-to-maturity	37,310	—
Proceeds from sale of commercial mortgage loans	60,991	—
Origination and purchase of commercial mortgage loans, held-for-investment	(920,358)	(381,348)
Investment in commercial mortgage-backed securities, equity method investee	(27,588)	—
Proceeds from commercial mortgage-backed securities, equity method investee	19,588	—
Purchases of commercial mortgage-backed securities	—	(36,351)
Investment in preferred interest in joint venture	—	(10,240)
Purchases of other capitalized assets	—	(455)
Net cash used in investing activities	(811,489)	(423,187)

See Notes to Condensed Consolidated Financial Statements.

KKR Real Estate Finance Trust Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)
(Amounts in thousands)

	For the Nine Months Ended September 30,
	2017	2016
Cash Flows From Financing Activities
Proceeds from borrowings under secured financing agreements	776,447	273,705
Proceeds from issuances of common stock	581,255	210,004
Redemption of preferred stock	(125)	—
Proceeds from noncontrolling interest contributions	—	2,048
Payments of common stock dividends	(30,715)	(16,352)
Payments of preferred stock dividends	(63)	(8)
Principal repayments on borrowings under secured financing agreements	(460,432)	(21,771)
Payments of debt issuance costs	(3,051)	(1,796)
Payments of stock issuance costs	(4,898)	(2,920)
Payments of redeemable noncontrolling interest distributions	(111)	(254)
Payments of noncontrolling interest distributions	(8,140)	(291)
Payments to acquire treasury stock	(523)	—
Net cash provided by financing activities	849,644	442,365

Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	(5,770)	37,722
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	96,346	26,786
Cash, Cash Equivalents, and Restricted Cash at End of Period	$90,576	$64,508

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest expense	$10,116	$2,715
Cash paid during the period for income tax expense	252	460

Supplemental Schedule of Non-Cash Investing and Financing Activities
Consolidation of variable interest entities (incremental assets and liabilities)	$—	$940,806
Dividend declared, not yet paid	19,992	—

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

KREF is externally managed by KKR Real Estate Finance Manager LLC ("Manager"), a subsidiary of KKR & Co. L.P. (together with its subsidiaries, "KKR"), through a management agreement ("Management Agreement") pursuant to which the Manager provides a management team and other professionals who are responsible for implementing KREF’s business strategy, subject to the supervision of KREF’s board of directors. For its services, the Manager is entitled to management fees and incentive compensation, both defined in, and in accordance with the terms of, the Management Agreement (Note 9).

As of September 30, 2017, KKR beneficially owned 23,758,616 shares of KREF's common stock, of which 3,758,616 shares were held by KKR on behalf of a third-party investor.

As of September 30, 2017, KREF's principal business activities related to the origination and purchase of credit investments related to commercial real estate. Management assesses performance of KREF's current portfolio of leveraged and unleveraged commercial mortgage loans and commercial mortgage-backed securities ("CMBS") as a whole and makes operating decisions accordingly. As a result, management presents KREF's operations within a single segment.

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

REO assets generally represent a small percentage of the overall asset pool of a CMBS trust. In a new issue CMBS trust there are no REO assets, and no REO existed in KREF's consolidated VIE assets as of September 30, 2017. KREF derives the fair value of its Level 3 CMBS VIE assets from its Level 3 CMBS VIE liabilities, which management considers to possess more observable market value data than the CMBS VIE assets. See "— Fair Value — Valuation of Consolidated VIEs" for additional discussion regarding management's valuation of consolidated CMBS VIEs.

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

Preferred Interest in Joint Venture — KREF consolidated a joint venture that held a lending agreement with an entity engaged in the management of a multi-family tower, and in which a third-party owned a 20.0% noncontrolling interest (Note 4). Management determined the joint venture to be a VIE as the third-party owners of the noncontrolling interest did not have substantive participating or kick-out rights. KREF owned 80.0% of the equity interests in the joint venture and participated in the profits and losses. Management considered KREF to be the primary beneficiary of the joint venture as KREF held decision-making power over the activities that most significantly impacted the economic performance of the joint venture.

Noncontrolling Interests — Noncontrolling interests represent the ownership interests in certain consolidated subsidiaries held by entities or persons other than KREF. Those noncontrolling interests that allow the holder to redeem before liquidation or termination of the entity that issued those interests are considered redeemable noncontrolling interests.

The redeemable noncontrolling interests issued by subsidiaries of KREF are subject to certain restrictions and require KREF to transfer assets or issue equity to satisfy the redemption. As KREF does not control the circumstances under which the noncontrolling interests may redeem their interests, management considers these redeemable noncontrolling interests as temporary equity, presented as "Temporary Equity — Redeemable noncontrolling interests in equity of consolidated joint venture" in the accompanying Condensed Consolidated Balance Sheets and their share of "Net Income (Loss)" as "Redeemable Noncontrolling Interests in Income (Loss) of Consolidated Joint Venture" in the Condensed Consolidated Statements of Operations. KREF recorded the redeemable noncontrolling interests at fair value upon issuance by subsidiaries of KREF, and accretes to the redemption values at each subsequent reporting period date if KREF determines the noncontrolling interests are redeemable or probable to become redeemable. As of September 30, 2017, KREF determined that the redeemable noncontrolling interests were not currently redeemable or probable to become redeemable, and as a result did not adjust the value of the redeemable noncontrolling interests.

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

Management determined that its investment in the Manager is an interest in a VIE as KREF did not have substantive participating or kick-out rights. KREF does not have the power to direct activities and the obligation to absorb losses of the Manager that could be significant to the Manager. KREF accounts for its investment in the Manager using the equity method since KREF is not the primary beneficiary of the Manager (Note 6).

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

Valuation Process — The Manager reviews the valuation of Level 3 financial instruments as part of KKR's quarterly process. As of September 30, 2017, KKR’s valuation process for Level 3 measurements, as described below, subjected valuations to the review and oversight of various committees. KKR has a global valuation committee assisted by valuation subcommittees, including a real estate committee that reviews and approves preliminary Level 3 valuations for certain real estate assets including the financial instruments held by KREF. The global valuation committee provides general oversight of the valuation subcommittees. The global valuation committee is responsible for coordinating and implementing KKR’s valuation process to ensure consistency in the application of valuation principles across portfolio investments and between periods. All valuations are subject to approval by the global valuation committee.

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

As of September 30, 2017 and December 31, 2016, KREF held $0.6 million and $0.2 million, respectively, of restricted cash related to good faith deposits and surety bond deposits. KREF receives good faith deposits from potential borrowers when originating or acquiring commercial mortgage loans, which KREF must return to the borrower in the event of a successful transaction or use to pay the costs it incurs in the event of a broken deal. Management considers these deposits restricted until the good faith deposit is returned to the borrower or management considers the deal broken.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash and cash equivalents reported within the Condensed Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Condensed Consolidated Statements of Cash Flows.

	September 30, 2017	December 31, 2016
Cash and cash equivalents	$89,976	$96,189
Restricted cash and cash equivalents	600	157
Total cash, cash equivalents and restricted cash and cash equivalents shown in the Condensed Consolidated Statements of Cash Flows	$90,576	$96,346

KREF must also maintain sufficient cash and cash equivalents to satisfy liquidity covenants related to its secured financing agreements. However, such amounts are not restricted from use in KREF's current operations, and KREF does not present these cash and cash equivalents as restricted. As of September 30, 2017 and December 31, 2016, KREF was required to maintain unrestricted cash and cash equivalents of at least $10.0 million and $11.1 million, respectively, to satisfy its liquidity covenants (Note 5).

Commercial Mortgage Loans Held‑For‑Investment and Provision for Loan Losses — Loans that are held‑for‑investment are carried at their aggregate outstanding face amount, net of applicable (i) unamortized origination or acquisition premiums and discounts, (ii) unamortized deferred nonrefundable fees and other direct loan origination costs, (iii) allowance for loan losses and (iv) charge-offs or write-downs of impaired loans. If a loan is determined to be impaired, management writes down the loan through a charge to the provision for loan losses. See "—Expense Recognition — Loan Impairment— Commercial Mortgage Loans, Held-For-Investment" for additional discussion regarding management’s determination for loan losses. KREF applies the effective interest method to amortize origination or acquisition premiums and discounts and deferred nonrefundable fees or other direct loan origination costs. Loans for which management elects the fair value option at the time of origination, or acquisition, are carried at fair value on a recurring basis (Note 3).

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

Preferred Interest in Joint Venture Held-To-Maturity — KREF invested in preferred equity issued by a limited liability company engaged in commercial real estate activities that KREF accounts for as a debt security. Management held this investment until it was repaid in full by the borrower in August 2017. Accordingly, KREF presented this preferred interest in joint venture held‑to‑maturity for which management did not elect the fair value option, at cost, net of unamortized premiums and discounts; KREF applied the effective interest method to amortize applicable premiums and discounts through interest income. In the event that the fair value of the preferred interest in joint venture held‑to‑maturity was less than its amortized cost, management considered whether the unrealized holding loss represented an other-than-temporary impairment ("OTTI"). For the nine months ended September 30, 2017 and 2016, KREF did not recognize an OTTI related to its investment in preferred interest in joint venture held-to-maturity (Note 4).

Secured Financing Agreements — KREF's secured financing agreements are treated as collateralized financing transactions and consist of floating rate, uncommitted repurchase facilities carried at their contractual amounts, net of unamortized debt issuance costs (Note 5).

Other Assets and Accounts Payable, Accrued Expenses and Other Liabilities — Other assets and liabilities are comprised of the following:

	Other Assets			Accounts Payable, Accrued Expenses And Other Liabilities
	September 30,	December 31,		September 30,	December 31,
	2017	2016		2017	2016
Deferred debt issuance costs, net(A)	$1,822	$448	Accrued expenses	$2,147	$558
Refundable loan costs	504	—	Accounts payable	652	1,538
Prepaid expenses, net	430	22	Income taxes payable	215	141
Other assets	138	30	Accrued stock issuance costs	—	60
Due from affiliates	—	360		$3,014	$2,297
Deferred stock issuance costs, net	—	1,326
Accounts receivable	—	542
	$2,894	$2,728

(A)
Deferred debt issuance costs related to undrawn repurchase facilities are presented net of accumulated amortization of $0.2 million and $0.0 million as of September 30, 2017 and December 31, 2016, respectively.

Special Non-Voting Preferred Stock ("SNVPS") — Equity instruments that are redeemable for cash or other assets are classified as temporary equity if the instrument is redeemable, at the option of the holder, at a fixed or determinable price on a fixed or determinable date or upon the occurrence of an event that is not solely within the control of the issuer. Redeemable equity instruments are initially carried at the fair value of the equity instrument at the issuance date, which is subsequently adjusted at each balance sheet date if the instrument is currently redeemable. The fair value of the instrument is adjusted to reflect the instrument’s redemption amount at each balance sheet date if KREF determines the SNVPS is redeemable or it is probable that the SNVPS will become redeemable. KREF accounted for the SNVPS as redeemable preferred stock since a third party holds a redemption option, exercisable after May 5, 2018, and such redemption is not solely within KREF’s control. As of September 30, 2017, KREF determined that the SNVPS was not currently redeemable or it was not probable that the SNVPS would become redeemable, and did not adjust its value as a result. KREF presents the SNVPS as “Temporary Equity — Redeemable preferred stock” in the accompanying Condensed Consolidated Balance Sheets (Note 7).

Income Recognition

Interest Income — Loans where management expects to collect all contractually required principal and interest payments are considered performing loans. KREF accrues interest income on performing loans based on the outstanding principal amount and contractual terms of the loan. Interest income also includes origination fees and direct loan origination costs for loans that KREF originates, but where management did not elect the fair value option, as a yield adjustment using the effective interest

KKR Real Estate Finance Trust Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollars in tables in thousands, except per share amounts)

method over the loan term. KREF expenses origination fees and direct loan origination costs for loans acquired, but not originated, by KREF as well as loans for which management elected the fair value option, as incurred. KREF also included interest income arising from its preferred interest in joint venture held-to-maturity.

Realized Gain (Loss) on Sale of Investments — KREF recognizes the excess, or deficiency, of net proceeds received, less the net carrying value of such investments, as realized gains or losses, respectively. KREF reverses cumulative, unrealized gains or losses previously reported in its Condensed Consolidated Statements of Operations with respect to the investment sold at the time of sale.

Expense Recognition

Loan Impairment — KREF holds commercial mortgage loans for both investment and sale, which management periodically evaluates for impairment.

Commercial Mortgage Loans, Held-For-Investment — For each loan in KREF's portfolio, management performs a quarterly evaluation of impairment indicators of loans classified as held‑for‑investment using applicable loan, property, market and sponsor information obtained from borrowers, loan servicers and local market participants. Such indicators may include the net present value of the underlying collateral, property operating cash flows, the sponsor’s financial wherewithal and competency in managing the property, macroeconomic trends, and property submarket-specific economic factors. The evaluation of these indicators of impairment requires significant judgment by management to determine whether failure to collect contractual amounts is probable.

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

Management considers loans to be past due when a monthly payment is due and unpaid for 60 days or more. Loans are placed on nonaccrual status and considered non-performing when full payment of principal and interest is in doubt, which generally occurs when principal or interest is 120 days or more past due unless the loan is both well secured and in the process of collection. Management may return a loan to accrual status when repayment of principal and interest is reasonably assured under the terms of the restructured loan. As of September 30, 2017, KREF did not hold any loans that management placed on nonaccrual status or otherwise considered past due.

In addition to reviewing commercial mortgage loans held-for-investment for impairment, management evaluates KREF's commercial mortgage loans to determine if an allowance for loan loss should be established. In conjunction with this review, management assesses the risk factors of each loan, and assigns a risk rating based on a variety of factors, including, without limitation, underlying real estate performance and asset value, values of comparable properties, durability and quality of property cash flows, sponsor experience and financial wherewithal, and the existence of a risk-mitigating loan structure. Additional key considerations include loan-to-value ratios, debt service coverage ratios, loan structure, real estate and credit market dynamics, and risk of default or principal loss. Based on a five-point scale, KREF's loans are rated "1" through "5," from less risk to greater risk, which ratings are defined as follows:

1 – Very Low Risk

2 – Low Risk

3 – Average Risk

4 – High Risk/Potential for Loss: A loan that has a risk of realizing a principal loss.

5 – Impaired/Loss Likely: A loan that has a very high risk of realizing a principal loss or has otherwise incurred a principal loss.

As of September 30, 2017, the average risk rating of KREF's portfolio was 3.0 (Average Risk), weighted by investment carrying value, with 99.0% of commercial mortgage loans held-for-investment rated 3 (Average Risk) or better by the Manager. As of September 30, 2017 and December 31, 2016, no investments were rated 5 (Impaired/Loss Likely).

KKR Real Estate Finance Trust Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollars in tables in thousands, except per share amounts)

Commercial Mortgage Loans, Held-For-Sale — For commercial mortgage loans held-for-sale, KREF applies the lower of cost or fair value accounting and may be required, from time to time, to record a nonrecurring fair value adjustment.

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

KKR Real Estate Finance Trust Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollars in tables in thousands, except per share amounts)

Note 3. Commercial Mortgage Loans
KREF recognizes its investments in commercial mortgage loans based on management's intent, and KREF's ability, to hold those investments through their contractual maturity. Management classifies those loans that management does not intend to sell in the foreseeable future, and KREF is able to hold until maturity, as held-for-investment. Management classifies remaining loans as held-for-sale. See Note 2 for additional information regarding KREF's accounting for its investments in commercial mortgage loans. The following table summarizes KREF's investments in commercial mortgage loans as of September 30, 2017 and December 31, 2016:

				Weighted Average
Loan Type	Outstanding Face Amount	Carrying Value	Loan Count	Floating Rate Loan %(A)	Coupon(A)	Life (Years)(B)
September 30, 2017
Loans held-for-investment
Senior loans	$1,448,260	$1,437,421	15	100.0%	5.6%	3.7
Mezzanine loans(C)	106,730	106,430	10	75.4	11.1	3.9
	1,554,990	1,543,851	25	98.3	6.0	3.7
Loans held-for-sale
Senior loans	82,000	81,550	1	100.0	3.0	4.8
	82,000	81,550	1	100.0	3.0	4.8
	$1,636,990	$1,625,401	26	98.4%	5.8%	3.8
December 31, 2016
Loans held-for-investment
Senior loans	$625,638	$618,779	7	100.0%	4.4%	4.0
Mezzanine loans	55,932	55,817	3	100.0	9.5	2.9
	681,570	674,596	10	100.0	4.8	3.9
Loans held-for-sale
Mezzanine loans	26,230	26,230	6	—	10.6	6.5
	26,230	26,230	6	—	10.6	6.5
	$707,800	$700,826	16	96.3%	5.0%	4.0

(A)	Average weighted by outstanding face amount of loan. Weighted average coupon assumes applicable floating benchmark rates as of September 30, 2017.

(B)	The weighted average life of each loan is based on the expected timing of the receipt of contractual cash flows.

(C)
A joint venture consolidated as a VIE in which a third-party owns a 5.0% redeemable noncontrolling interest (Note 6) holds (i) seven commercial mezzanine loans, held-for-investment, with a $61.2 million outstanding face amount and carrying value as of September 30, 2017.

KKR Real Estate Finance Trust Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollars in tables in thousands, except per share amounts)

Concentration of Credit Risk — The following tables present the geographies and property types of collateral underlying KREF's commercial mortgage loans as a percentage of the loans' carrying values, net of noncontrolling interests:

Loans Held-for-Investment

	September 30, 2017	December 31, 2016		September 30, 2017	December 31, 2016
Geography			Collateral Property Type
New York	36.8%	25.9%	Office	36.4%	39.2%
California	18.1	20.3	Multifamily	21.3	8.8
Georgia	8.0	9.8	Retail	16.8	37.2
Oregon	7.7	17.6	Condo (Residential)	14.5	—
Hawaii	6.4	—	Industrial	8.3	9.8
Colorado	6.2	—	Hospitality	2.7	5.0
Washington D.C.	5.0	10.6	Total	100.0%	100.0%
Texas	4.0	—
Tennessee	3.4	7.9
Florida	2.7	5.1
Illinois	1.2	2.4
South Carolina	—	0.2
Alabama	—	0.2
Other U.S.	0.5	—
Total	100.0%	100.0%

Loans Held-for-Sale

	September 30, 2017	December 31, 2016		September 30, 2017	December 31, 2016
Geography			Collateral Property Type
Georgia	100.0%	—%	Office	100.0%	16.3%
Florida	—	30.5	Multifamily	—	32.2
California	—	21.2	Hospitality	—	30.5
Michigan	—	16.3	Retail	—	21.0
Texas	—	11.1	Total	100.0%	100.0%
Iowa	—	8.9
Illinois	—	5.9
Oklahoma	—	3.9
Missouri	—	2.2
Total	100.0%	100.0%

Activities — Activities related to the carrying value of KREF’s commercial mortgage loans were as follows:

	Held-for-Investment	Held-for-Sale	Total
Balance at December 31, 2016	$674,596	$26,230	$700,826
Purchases and originations, net(A)	920,358	91,475	1,011,833
Transfer to held-for-investment(B)	26,230	(26,230)	—
Proceeds from principal repayments	(18,568)	—	(18,568)
Proceeds from principal repaid upon loan sale	(60,991)	(10,000)	(70,991)
Accretion of loan discount and other amortization, net(C)	2,226	75	2,301
Balance at September 30, 2017	$1,543,851	$81,550	$1,625,401

(A)	Net of applicable premiums, discounts and deferred loan origination costs.

(B)	Non-cash transfer of commercial mortgage loans, as management no longer intends to sell, and has the ability to hold-to-maturity, the loans originally placed for sale.

(C)	Includes amortization and accretion of applicable premiums, discounts and deferred loan origination costs.

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

In August 2017, the joint venture in which KREF invested received a redemption payment of $37.3 million, representing repayment of the investment in full, and all redemption obligations were satisfied. KREF also received a guaranteed minimum return payment of $1.1 million reflected as interest income in KREF's Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2017.

KKR Real Estate Finance Trust Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollars in tables in thousands, except per share amounts)

Note 5. Debt

The following table summarizes KREF's secured financing agreements and other consolidated debt obligations in place as of September 30, 2017 and December 31, 2016:

	September 30, 2017											December 31, 2016
	Facility							Collateral				Facility
						Weighted Average(B)
	Month Issued	Outstanding Face Amount	Carrying Value(A)	Maximum Facility Size	Final Stated Maturity	Funding Cost	Life (Years)	Outstanding Face Amount	Amortized Cost Basis	Carrying Value	Weighted Average Life (Years)(C)	Carrying Value(A)
Secured Financing Agreements
Master Repurchase Agreements(D)
Wells Fargo(E)	Oct 2015	$485,250	$482,060	$750,000	Apr 2022	3.5%	1.8	$679,553	$674,829	$674,829	4.0	$262,883
Morgan Stanley(F)	Dec 2016	266,347	264,802	500,000	Dec 2020	3.8	2.2	687,707	682,245	682,245	3.8	177,764
JP Morgan(G)	Oct 2015	—	(875)	250,000	Oct 2018	0.4	0.0	n.a.	n.a.	n.a.	n.a.	(1,503)
Goldman Sachs(H)	Sep 2016	10,000	10,000	250,000	Sep 2020	3.9	1.9	81,000	80,412	80,412	4.8	—
Revolving Credit Agreement
Barclays(I)	May 2017	—	—	75,000	May 2020	1.7	0.0	n.a.	n.a.	n.a.	n.a.	n.a.
		761,597	755,987	1,825,000		3.6%	1.9					439,144
VIE Liabilities
CMBS(J)	Various	5,007,422	5,313,914	n.a.	Mar 2048 to Feb 2049	4.3%	7.4	5,316,581	n.a.	5,429,874	7.4	5,313,574
		5,007,422	5,313,914	n.a.		4.3	7.4					5,313,574
Total / Weighted Average		$5,769,019	$6,069,901	$1,825,000		4.2%	6.7					$5,752,718

(A)	Net of $5.6 million and $6.4 million unamortized debt issuance costs as of September 30, 2017 and December 31, 2016, respectively.

(B)	Average weighted by the outstanding face amount of borrowings.

(C)	Average based on the fully extended loan maturity, weighted by the outstanding face amount of the collateral.

(D)
Borrowings under these repurchase agreements are collateralized by senior loans, held-for-investment, and bear interest equal to the sum of (i) a floating rate index, subject to a floor of no less than zero, equal to one-month LIBOR, or an index approximating LIBOR, and (ii) a margin, based on the collateral. As of September 30, 2017 and December 31, 2016, the percentage of the outstanding face amount of the collateral sold and not borrowed under these repurchase agreements, or average "haircut" weighted by outstanding face amount of collateral, was 47.4% and 28.8%, respectively (or 28.1% and 25.9%, respectively, if KREF had borrowed the maximum amount approved by its repurchase agreement counterparties as of such dates).

(E)
In April 2017, KREF and Wells Fargo Bank, National Association ("Wells Fargo") amended and restated the master repurchase agreement to extend the facility maturity date and to increase the maximum facility size from $500.0 million to $750.0 million. In September 2017, KREF and Wells Fargo amended the amended and restated repurchase agreement to make certain operational changes.The current stated maturity of the facility is April 2020, which does not reflect two, twelve-month facility term extensions available to KREF, which is contingent upon certain covenants and thresholds. As of September 30, 2017, the collateral-based margin was between 1.80% and 2.15%.

(F)
In December 2016, KREF entered into a $500.0 million repurchase facility with Morgan Stanley Bank, N.A. ("Morgan Stanley"). The current stated maturity of the facility is December 2019, which does not reflect one, twelve-month facility term extension available to KREF, which is contingent upon certain covenants and thresholds and, even if such covenants and thresholds are satisfied, is at the sole discretion of Morgan Stanley. As of September 30, 2017, the collateral-based margin was between 2.00% and 2.45%.

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

(H)
In September 2016, KREF entered into a $250.0 million repurchase facility with Goldman Sachs Bank USA ("Goldman Sachs"). The facility has a revolving period of one year, and a three-year term on a per-asset basis as those assets are pledged to the facility. As of September 30, 2017, the carrying value excluded $0.5 million unamortized debt issuance costs presented as " — Other assets" in KREF's Condensed Consolidated Balance Sheets. As of September 30, 2017, the collateral-based margin was 2.50%. See Note 12 for activities subsequent to September 30, 2017.

(I)
In May 2017, KREF entered into a $75.0 million corporate secured revolving credit facility administered by Barclays Bank PLC ("Barclays "). The current stated maturity of the facility is May 2019, which does not reflect one, twelve-month facility term extension available to KREF at the discretion of Barclays. Borrowings under the facility bear interest at a per annum rate equal to the sum of (i) a floating rate index and (ii) a fixed margin. Amounts borrowed under this facility are 100% recourse to KREF. As of September 30, 2017, the carrying value excluded $1.3 million unamortized debt issuance costs presented as " — Other assets" in KREF's Condensed Consolidated Balance Sheets.

KKR Real Estate Finance Trust Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollars in tables in thousands, except per share amounts)

(J)
Facility amounts represent CMBS issued by five trusts that KREF consolidates, but that are not beneficially owned by KREF's stockholders. The facility and collateral carrying amounts included $18.7 million accrued interest payable and $19.8 million accrued interest receivable as of September 30, 2017. As of December 31, 2016, the facility and collateral carrying amounts included $18.8 million accrued interest payable and $19.9 million accrued interest receivable. The final stated maturity date represents the rated final distribution date of CMBS issued by trusts that KREF consolidates, but that are not beneficially owned by KREF's stockholders.

As of September 30, 2017 and December 31, 2016, KREF had outstanding repurchase agreements where the amount at risk with any individual counterparty, or group of related counterparties, exceeded 10.0% of KREF’s stockholders' equity. The amount at risk under repurchase agreements is the net counterparty exposure, defined as the excess of the carrying amount (or market value, if higher than the carrying amount) of the assets sold under agreement to repurchase, including accrued interest plus any cash or other assets on deposit to secure the repurchase obligation, over the amount of the repurchase liability, adjusted for accrued interest. The following table summarizes certain characteristics of KREF's repurchase agreements where the amount at risk with any individual counterparty, or group of related counterparties, exceeded 10.0% of KREF’s stockholders' equity as of September 30, 2017 and December 31, 2016:

	Outstanding Face Amount	Net Counterparty Exposure	Percent of Stockholders' Equity	Weighted Average Life (Years)(A)
September 30, 2017
Wells Fargo Bank, National Association	$485,250	$191,618	18.0%	1.8
Morgan Stanley Bank, N.A.	266,347	417,376	39.3	2.2
Total / Weighted Average	$751,597	$608,994	57.3%	1.9
December 31, 2016
Wells Fargo, National Association	$265,650	$107,664	21.6%	2.0
Morgan Stanley Bank, N.A.	179,932	65,533	13.2	3.0
Total / Weighted Average	$445,582	$173,197	34.8%	2.4

(A)	Average weighted by the outstanding face amount of borrowings under the secured financing agreement.

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

KKR Real Estate Finance Trust Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollars in tables in thousands, except per share amounts)

Activities — Activities related to the carrying value of KREF’s secured financing agreements and other consolidated debt obligations were as follows:

	Secured Financing Agreements, Net	Variable Interest Entity Liabilities, at Fair Value	Total
Balance at December 31, 2016	$439,144	$5,313,574	$5,752,718
Principal borrowings	776,447	—	776,447
Principal repayments	(460,432)	(34,957)	(495,389)
Deferred debt issuance costs	(1,329)	—	(1,329)
Amortization of deferred debt issuance costs	1,346	—	1,346
Fair value adjustment	—	35,400	35,400
Other(A)	811	(103)	708
Balance at September 30, 2017	$755,987	$5,313,914	$6,069,901

(A)    Amounts principally consist of changes in accrued interest payable and cost adjustments.

Maturities — KREF’s secured financing agreements and other consolidated debt obligations in place as of September 30, 2017 had current contractual maturities as follows:

Year	Nonrecourse(A)	Recourse(B)	Total
2017	$3,315	$75,000	$78,315
2018	49,610	87,900	137,510
2019	61,593	296,347	357,940
2020	455,101	302,350	757,451
2021	75,545	—	75,545
Thereafter	4,362,258	—	4,362,258
	$5,007,422	$761,597	$5,769,019

(A)	Amounts related to consolidated CMBS VIE liabilities that represent securities not beneficially owned by KREF's stockholders.

(B)	Amounts borrowed subject to a maximum 25.0% recourse limit.

Covenants — KREF is required to comply with customary loan covenants and event of default provisions related to its secured financing agreements, including, but not limited to, negative covenants relating to restrictions on operations with respect to KREF’s status as a REIT, and financial covenants. Such financial covenants include an interest income to interest expense ratio covenant (1.5 to 1.0); a minimum consolidated tangible net worth covenant (75.0% of the aggregate cash proceeds of any equity issuances made and any capital contributions received by KREF and certain subsidiaries); a cash liquidity covenant (the greater of $10.0 million or 5.0% of KREF's recourse indebtedness); a total indebtedness covenant (75.0% of KREF's total assets, net of VIE liabilities); a maximum debt-to-equity ratio (3.5 to 1.0); and a minimum fixed charge coverage ratio (1.5 to 1.0). As of September 30, 2017 and December 31, 2016, KREF was in compliance with its financial loan covenants.

Note 6. Variable Interest Entities

CMBS — KREF's stockholders beneficially owned CMBS with an unpaid principal balance and fair value of $309.2 million and $114.9 million, respectively, as of September 30, 2017.

KREF was required to consolidate each of the five trusts from the date of acquisition through September 30, 2017 since KREF retained the controlling class and management determined KREF was the primary beneficiary of those trusts. Further, management irrevocably elected the fair value option for each of the five trusts and carries the fair values of the trusts' assets and liabilities at fair value in its Condensed Consolidated Balance Sheets; recognizes changes in the trusts' net assets, including fair value adjustments, in its Condensed Consolidated Statements of Operations; and records cash interest received from the trusts, net of cash interest paid to CMBS not beneficially owned by KREF, as operating cash flows. As of September 30, 2017, KREF recognized trust assets and liabilities of $5.4 billion, including $19.8 million of accrued interest receivable, and $5.3 billion, including $18.7 million of accrued interest payable but excluding amounts eliminated in consolidation, respectively, at their fair values.

KKR Real Estate Finance Trust Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollars in tables in thousands, except per share amounts)

For the nine months ended September 30, 2017, the $12.8 million of "Other Income — Change in net assets related to consolidated variable interest entities" in the accompanying Condensed Consolidated Statements of Operations principally consists of $9.3 million of interest earned, net of amounts that KREF does not expect to collect, and $3.5 million of unrealized gain (loss) on KREF's investments in CMBS in which KREF stockholders hold a beneficial interest.

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

Concentration of Credit Risk — The following tables present the geographies and property types of collateral underlying the CMBS trusts consolidated by KREF, as a percentage of the collateral unpaid principal balance and weighted by the fair value of the CMBS beneficially owned by KREF's stockholders:

	September 30, 2017	December 31, 2016		September 30, 2017	December 31, 2016
Geography			Collateral Property Type
California	23.2%	23.0%	Office	26.4%	26.3%
Texas	12.7	12.7	Retail	25.2	25.2
New York	9.2	9.2	Hospitality	15.0	15.1
Illinois	7.1	7.1	Multifamily	10.6	10.6
Florida	5.5	5.5	Industrial	9.6	9.6
Missouri	4.6	4.6	Mixed Use	7.0	7.0
Pennsylvania	4.5	4.5	Self Storage	3.0	3.1
Georgia	2.9	3.0	Mobile Home	2.7	2.7
Michigan	2.7	2.7	Other	0.5	0.4
Ohio	2.5	2.5	Total	100.0%	100.0%
Other U.S.	25.1	25.2
Total	100.0%	100.0%

Commercial Mezzanine Loan Joint Venture — KREF holds a 95.0% interest, and is the primary beneficiary of, a joint venture consolidated as a VIE that invests in commercial mezzanine loans (Note 3). As of September 30, 2017, the joint venture held seven loans with an amortized cost basis of $61.2 million, presented within "Assets — Commercial mortgage loans, held-for-investment, net" in the accompanying Condensed Consolidated Balance Sheets. As of September 30, 2017, the joint venture did not have any liabilities.

Equity Investments in Unconsolidated Subsidiaries — KREF holds two investments in entities that it records using the equity method.

As of September 30, 2017, KREF holds a 3.5% interest in RECOP, an unconsolidated VIE of which KREF is not the primary beneficiary. The aggregator vehicle in which KREF invests is controlled and advised by affiliates of the Manager. RECOP intends to primarily acquire junior tranches of CMBS newly issued by third parties but may also make purchases on the secondary market. KREF will not pay any fees to RECOP, but KREF bears its pro rata share of RECOP's expenses. KREF reported its share of the net asset value of RECOP in its Condensed Consolidated Balance Sheets, presented as “Equity investments in unconsolidated subsidiaries” and its share of net income, presented as “Income from equity investments in unconsolidated subsidiaries” in the Condensed Consolidated Statement of Operations.

As of September 30, 2017, the non-voting limited liability company interests issued by the Manager, a VIE, and held by a taxable REIT subsidiary ("TRS") of KREF for the benefit of the holder of the SNVPS represented 4.7% of the Manager’s outstanding limited liability company interests (Note 7). KREF reported its allocable percentage of the assets and liabilities of the Manager in its Condensed Consolidated Balance Sheets, presented as “Equity investment in unconsolidated subsidiary” and its share of net income, presented as “Income from equity investment in unconsolidated subsidiary” in the Condensed Consolidated Statement of Operations.

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

Common Stock — In March 2016, KREF obtained $277.4 million of capital commitments in connection with the completion of a private placement priced at $20.00 per share. Of these capital commitments, $190.1 million consisted of approximately $178.4 million from third parties and approximately $11.8 million from certain current and former employees of, and consultants to, KKR. KKR committed $87.3 million in addition to its aggregate capital contributions of $312.7 million immediately prior to the completion of the private placement. In connection with the completion of the private placement, KREF formed an advisory board consisting of certain third-party investors. The advisory board possessed certain protective approval rights over KREF's activities outside its ordinary course of business, including certain business combinations and equity issuances. The advisory board dissolved upon KREF's public listing on May 5, 2017.

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

In connection with the capital commitments described above, third-party investors and certain current and former employees of, and consultants to, KKR were allocated non-voting limited liability company interests of the Manager. For each $100.0 million shares of KREF’s common stock acquired by investors through the private placement, the investors were allocated non-voting limited liability company interests, representing 6.67% of the Manager’s then-outstanding total limited liability company interests. Each investor was allocated its pro rata share of the non-voting limited liability company interests of the Manager based on the investor’s shares of KREF’s common stock.

In May 2017, KREF completed its initial public offering of 11,787,500 shares of its common stock at a price to the public of $20.50 per share, which included 1,537,500 shares of common stock issued in connection with the underwriters' exercise in full of their option to purchase additional shares. The offering generated net proceeds of approximately $225.9 million.

As of September 30, 2017, KKR beneficially owned 23,758,616 shares of KREF's common stock, of which 3,758,616 shares were held by KKR on behalf of a third-party investor (Note 1).

Of the 53,711,838 common shares KREF issued, there are 53,685,440 common shares outstanding and 26,398 common shares held as treasury stock as of September 30, 2017.

The value of KREF's common stock prior to its listing on the New York Stock Exchange was based upon its equity value using a combination of net asset value (market) and discounted cash flow (income) approaches, as well as the pricing of third-party transactions involving KREF's common stock.

During the nine months ended September 30, 2017, KREF's board of directors declared the following dividends on shares of its common stock:

			Amount
Declaration Date	Record Date	Payment Date	Per Share	Total
February 3, 2017	February 3, 2017	February 3, 2017	$0.35	$8,455
April 18, 2017	April 18, 2017	April 18, 2017	0.28	8,832
June 14, 2017	June 30, 2017	July 14, 2017	0.25	13,428
September 14, 2017	September 30, 2017	October 12, 2017	0.37	19,873
				$50,588

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

Special Non-Voting Preferred Stock — In connection with KREF's existing investors’ subscription for shares of KREF's common stock in the private placements prior to the initial public offering of KREF's equity on May 5, 2017, those investors were also allocated a class of non-voting limited liability company interest in the Manager ("Non-Voting Manager Units"). In February 2017, KREF issued an investor one share of SNVPS, at $0.01 per share, in lieu of that investor receiving Non-Voting Manager Units to facilitate compliance by the investor with regulatory requirements applicable to it. The corresponding Non-Voting Manager Units are held by a TRS of KREF. All distributions received by that subsidiary from these Non-Voting Manager Units are passed through to the investor as preferred distributions on its SNVPS, less applicable taxes and withholdings. Except for the Non-Voting Manager Units, an indirect subsidiary of KKR owns and controls the limited liability company interests of the Manager.

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

Noncontrolling Interests — Noncontrolling interests represented a 20.0% third-party interest in a consolidated entity that held KREF’s investment in preferred joint venture interests (Note 4).

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

Share Repurchase Program — KREF adopted a program to repurchase in the open market up to $100.0 million in shares of KREF's common stock over the 12 month period commencing in June 2017. During the three months ended September 30, 2017, KREF had purchased 26,398 shares of common stock at an average price of $19.80 for a total of $0.5 million.

Earnings per Share — KREF presents basic and diluted earnings per share ("EPS"). Basic EPS, or Net Income (Loss) Per Share of Common Stock, Basic, is calculated by dividing Net Income (Loss) Attributable to Common Stockholders by the Weighted Average Number of Shares of Common Stock Outstanding, Basic for the period.

Diluted EPS, or Net Income (Loss) Per Share of Common Stock, Diluted, is calculated by starting with Basic EPS and adding the weighted average dilutive shares issuable from restricted stock units, computed using the treasury stock method, to the

KKR Real Estate Finance Trust Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollars in tables in thousands, except per share amounts)

weighted average common stock outstanding in the denominator. KREF included 74 and 174 weighted average dilutive shares for the three and nine months ended September 30, 2017, respectively.

Note 8. Commitments and Contingencies

As of September 30, 2017, KREF was subject to the following commitments and contingencies:

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

As of September 30, 2017, KREF was not involved in any material legal proceedings regarding claims or legal actions against KREF.

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

Capital Commitments — As of September 30, 2017, KREF had future funding requirements of $286.7 million related to its investments in commercial mortgage loans. These future funding commitments primarily relate to construction projects, capital improvements, tenant improvements and leasing commissions. Generally, funding commitments are subject to certain conditions that must be met, such as customary construction draw certifications, minimum credit metrics or executions of new leases before advances are made to the borrower.

In January 2017, KREF committed $40.0 million to invest in an aggregator vehicle alongside RECOP. As of September 30, 2017, KREF had a remaining commitment of $32.0 million to RECOP.

Debt Covenants — KREF’s secured financing agreements contain various customary debt covenants. As of September 30, 2017, KREF was in compliance with its financial loan covenants (Note 5).

Note 9. Related Party Transactions

Management Agreement — The Management Agreement between KREF and the Manager is a three-year agreement that provides for automatic one-year renewal periods starting October 8, 2017, subject to certain termination and nonrenewal rights, which in the case of KREF are exercisable by a two-thirds vote by the independent directors of KREF's board of directors. If the independent directors of KREF's board of directors declines to renew the Management Agreement other than for cause, KREF is required to pay the Manager a termination fee equal to three times the total 24-month trailing average annual management fee and incentive compensation earned by the Manager through the most recently completed calendar quarter.

Pursuant to the Management Agreement, the Manager, as agent to KREF and under the supervision of KREF's board of directors, manages the investments, subject to investment guidelines approved by KREF's board of directors; financing activities; and day-to-day business and affairs of KREF and its subsidiaries.

For its services to KREF, the Manager is entitled to a quarterly management fee equal to the greater of $62,500 or 0.375% of a weighted average adjusted equity and quarterly incentive compensation equal to 20.0% of the excess of (a) the trailing 12-

KKR Real Estate Finance Trust Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollars in tables in thousands, except per share amounts)

month adjusted earnings over (b) 7.0% of the trailing 12-month weighted average adjusted equity, less incentive compensation KREF already paid to the Manager with respect to the first three calendar quarters of such trailing 12-month period.

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

KREF is also required to reimburse the Manager or its affiliates for documented costs and expenses incurred by it and its affiliates on behalf of KREF except those specifically required to be borne by the Manager under the Management Agreement. The Manager is responsible for, and KREF does not reimburse the Manager or its affiliates for, the expenses related to investment personnel of the Manager and its affiliates who provide services to KREF. However, KREF does reimburse the Manager for KREF's allocable share of compensation paid to certain of the Manager’s non-investment personnel, based on the percentage of time devoted by such personnel to KREF's affairs.

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

No awards may be granted under the Incentive Plan on and after February 12, 2026. The Incentive Plan will continue to apply to awards granted prior to such date. During the nine months ended September 30, 2017, KREF granted 4,878 restricted stock units. As of September 30, 2017, 4,023,509 shares of common stock remained available for awards under the Incentive Plan.

Due to Affiliates — The following table contains the amounts presented in KREF's Condensed Consolidated Balance Sheets that it owes to affiliates:

	September 30,	December 31,
	2017	2016
Management fees	$3,753	$1,616
Expense reimbursements and other	283	112
	$4,036	$1,728

KKR Real Estate Finance Trust Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollars in tables in thousands, except per share amounts)

Affiliates Expenses — The following table contains the amounts included in KREF's Condensed Consolidated Statements of Operations that arise from transactions with affiliates:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Management fees	$3,989	$1,621	$9,513	$4,088
Incentive compensation	—	—	—	365
Expense reimbursements and other(A)	366	111	931	375
	$4,355	$1,732	$10,444	$4,828

(A)
KREF presents these amounts in "Operating Expenses — General and administrative" in its Condensed Consolidated Statements of Operations. Affiliate expense reimbursements presented in the table above exclude the out-of-pocket costs paid by the Manager to parties unaffiliated with the Manager on behalf of KREF, and for which KREF reimburses the Manager in cash. For the three and nine months ended September 30, 2017, these cash reimbursements were $0.9 million and $1.1 million, respectively. For the three and nine months ended September 30, 2016 these cash reimbursements were $0.4 million and $2.4 million, respectively.

KKR Real Estate Finance Trust Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollars in tables in thousands, except per share amounts)

Note 10. Fair Value of Financial Instruments

The carrying values and fair values of KREF’s financial assets and liabilities recorded at fair value on a recurring basis, as well as other financial instruments not carried at fair value, as of September 30, 2017 were as follows:

			Fair Value
	Principal Balance(A)	Carrying Value(B)	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$89,976	$89,976	$89,976	$—	$—	$89,976
Restricted cash and cash equivalents	600	600	600	—	—	600
Commercial mortgage loans, held-for-investment, net	1,554,590	1,543,851	—	—	1,550,943	1,550,943
Commercial mortgage loans, held-for-sale, net	82,000	81,550	—	—	81,550	81,550
Equity method investments in unconsolidated subsidiaries, at fair value	8,328	8,328	—	—	8,328	8,328
Commercial mortgage loans held in variable interest entities, at fair value	5,316,581	5,429,874	—	—	5,429,874	5,429,874
	$7,052,075	$7,154,179	$90,576	$—	$7,070,695	$7,161,271
Liabilities
Secured financing agreements, net	$761,597	$755,987	$—	$—	$761,597	$761,597
Variable interest entity liabilities, at fair value	5,007,422	5,313,914	—	—	5,313,914	5,313,914
	$5,769,019	$6,069,901	$—	$—	$6,075,511	$6,075,511

(A)	The principal balance of commercial mortgage loans excludes premiums and unamortized discounts.

(B)
The carrying value of commercial mortgage loans is presented net of $11.2 million unamortized origination discounts and deferred nonrefundable fees. The carrying value of secured financing agreements is presented net of $5.6 million unamortized debt issuance costs.

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

KKR Real Estate Finance Trust Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollars in tables in thousands, except per share amounts)

KREF reported the following financial assets and liabilities at fair value on a recurring basis using Level 3 inputs as of September 30, 2017.

	Assets	Liabilities
	Commercial Mortgage Loans Held in Variable Interest Entities, at Fair Value	Variable Interest Entity Liabilities, at Fair Value	Net
Balance at December 31, 2016	$5,426,084	$5,313,574	$112,510
Gains (losses) included in net income
Included in change in net assets related to consolidated variable interest entities	38,853	35,400	3,453
Purchases and repayments
Purchases	—	—	—
Repayments	(34,957)	(34,957)	—
Other(A)	(106)	(103)	(3)
Balance at September 30, 2017	$5,429,874	$5,313,914	$115,960

(A)    Amounts principally consist of changes in accrued interest.

The following table contains the Level 3 inputs used to value assets and liabilities on a recurring and nonrecurring basis or where KREF discloses fair value as of September 30, 2017:

	Fair Value	Valuation Methodologies	Unobservable Inputs(A)	Weighted Average(B)	Range
Assets
Commercial mortgage loans, held-for-investment, net	$1,550,943	Discounted cash flow	Loan-to-value ratio	64.1%	53.3% - 85.7%
			Discount rate	6.6%	3.8% - 14.8%
Commercial mortgage loans, held-for-sale, net	81,550	Discounted cash flow	Loan-to-value ratio	56.0%	56.0% - 56.0%
			Discount rate	3.6%	2.6% - 4.6%
Commercial mortgage loans held in variable interest entities, at fair value(C)	5,429,874	Discounted cash flow	Yield	7.5%	1.9% - 31.7%
	$7,062,367
Liabilities
Secured financing agreements, net	$761,597	Market comparable	Credit spread	2.1%	1.8% - 2.5%
Variable interest entity liabilities, at fair value	5,313,914	Discounted cash flow	Yield	5.5%	1.9% - 27.9%
	$6,075,511

(A)	An increase (decrease) in the valuation input results in a decrease (increase) in value.

(B)	Represents the average of the input value, weighted by the unpaid principal balance of the financial instrument.

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

KKR Real Estate Finance Trust Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollars in tables in thousands, except per share amounts)

Valuation Methodologies

Commercial Mortgage-Backed Securities — As of September 30, 2017, management categorized CMBS investments as Level 3 assets and liabilities in the fair value hierarchy and obtained prices from an independent valuation firm, which uses a discounted cash flow model, to value each CMBS. The key input is the expected yield of each CMBS using both observable and unobservable factors, which may include recently offered or completed trades and published yields of similar securities, security-specific characteristics (e.g. securities ratings issued by nationally recognized statistical rating organizations, credit support by other subordinate securities issued by the CMBS and coupon type) and other characteristics. Management performs quarterly reviews of the inputs received from the independent valuation firm based on consideration given to a number of observable market data points including, but not limited to, trading activity in the marketplace of like-kind securities, benchmark security evaluations and bid list results from various sources. If prices received from the independent valuation firm are inconsistent with values determined in connection with management's independent review, management makes inquiries to the independent valuation firm about the prices received and related methods. In the event management determines the price obtained from an independent valuation firm to be unreliable or an inadequate representation of the fair value of the CMBS (based on consideration given to the observable market data points detailed above), management then compiles evidence independently and presents the independent valuation firm with such evidence supporting a different value. As a result, the independent valuation firm may revise their price. However, if management continues to disagree with the price from the independent valuation firm, in light of evidence presented that management compiled independently and believes to be compelling, management considers the quotation unreliable or an inadequate representation of the fair value of the CMBS.

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

Commercial Mortgage Loans — Management generally considers KREF's commercial mortgage loans Level 3 assets in the fair value hierarchy as such assets are illiquid, structured investments that are specific to the property and its operating performance. These loans are valued using a discounted cash flow model using discount rates derived from observable market data applied to the capital structure of the respective sponsor and estimated property value. On a quarterly basis, management engages an independent valuation firm to express an opinion on the fair value of each loan categorized as a Level 3 asset in the form of a range. Management selects a value within the range provided by the independent valuation firm to assess the reasonableness of the fair value as determined by management. In the event that management's estimate of fair value differs from the opinion of fair value provided by the independent valuation firm, KREF ultimately relies solely upon the valuation prepared by the investment personnel of Manager.

Preferred Interest in Joint Venture — Management categorized KREF's preferred interest in joint venture as Level 3 assets in the fair value hierarchy. On a quarterly basis, management engaged an independent valuation firm to express an opinion on the fair value of its preferred interest in joint venture based upon a range of values. Management selected a value within the range provided by the independent valuation firm to assess the reasonableness of management's estimated fair value for that security. The independent valuation firm employed a discounted cash flow model using discount rates derived from observable market data applied to the internal rate of return implied by the expected contractual cash flows. In the event that management's estimate of fair value differed from the opinion of fair value provided by the independent valuation firm, KREF ultimately relied solely upon the valuation prepared by the investment personnel of Manager. In August 2017, this investment was repaid in full. (Note 4).

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets not measured at fair value on an ongoing basis but subject to fair value adjustments only in certain circumstances, such as when there is evidence of impairment, are measured at fair value on a nonrecurring basis. For commercial mortgage loans held-for-sale, KREF applies the lower of cost or fair value accounting and may be required, from time to time, to record a nonrecurring fair value adjustment. For commercial mortgage loans held-for-investment and preferred interest in joint venture held-to-maturity, KREF applies the amortized cost method of accounting, but may be required, from time to time, to record a nonrecurring fair value adjustment in the form of a valuation provision or impairment. KREF did not report any significant financial assets or liabilities on a nonrecurring basis as of September 30, 2017 or December 31, 2016.

Assets and Liabilities for Which Fair Value is Only Disclosed

KREF does not carry its secured financing agreements at fair value as management did not elect the fair value option for these liabilities. As of September 30, 2017, the fair value of KREF's floating rate repurchase facilities approximated the outstanding principal balance.

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

KREF consolidates subsidiaries that incur U.S. federal, state and local income taxes, based on the tax jurisdiction in which each subsidiary operates. During each of the nine months ended September 30, 2017 and 2016, KREF recorded a current income tax provision of $0.4 million and $0.2 million, respectively, related to operations of its taxable REIT subsidiaries and various other state and local taxes. There were no deferred tax assets or liabilities as of September 30, 2017 and December 31, 2016.

As of September 30, 2017, tax years 2014 through 2016 remain subject to examination by taxing authorities.

KKR Real Estate Finance Trust Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollars in tables in thousands, except per share amounts)

Note 12. Subsequent Events

These condensed consolidated financial statements include a discussion of certain events that have occurred subsequent to September 30, 2017 (referred to as "subsequent events") through the issuance of these condensed consolidated financial statements. Events subsequent to the date of issuance have not been considered in these condensed consolidated financial statements.

Investing Activities

KREF originated the following senior loan subsequent to September 30, 2017:

Description/ Location	Property Type	Month Originated	Maximum Face Amount	Initial Face Amount Funded	Interest Rate(A)	Maturity Date(B)	LTV
Senior Loan, North Bergen, NJ	Multifamily	October 2017	$150,000	$133,500	L + 4.3%	November 2022	57%

(A)	Floating rate based on one-month USD LIBOR.

(B)	Maturity date assumes all extension options are exercised, if applicable.

Funding of Previously Closed Loans

The Company funded approximately $8.2 million for previously closed loans subsequent to September 30, 2017.

Financing Activities

In October 2017, KREF borrowed $75.0 million in proceeds under the Morgan Stanley master repurchase facility.

In November 2017, KREF amended and restated the Goldman Sachs master repurchase facility to (i) increase the maximum facility size from $250.0 million to $400.0 million, (ii) extend the maturity date, and (iii) amend certain other terms. The amended and restated facility includes a $250.0 million term facility with a maturity date of October 2020 and a $150.0 million swingline facility with a revolving period of one year, and a three-year term on a per-asset basis as those assets are pledged to the facility.

Corporate Activities

Dividends

In October 2017, KREF paid the $19.9 million dividend on its common stock, or $0.37 per share, with respect to the third quarter of 2017, to stockholders of record on September 30, 2017.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes included elsewhere in this Form 10-Q, and the Prospectus, including the audited consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained therein. The historical condensed consolidated financial data discussed below reflects the historical results and financial position of KREF. In addition, this discussion and analysis contains forward-looking statements and involves numerous risks and uncertainties, including those described under “Cautionary Note Regarding Forward-Looking Statements" in this Form 10-Q and under "Forward-Looking Statements" and "Risk Factors" in the Prospectus. Actual results may differ materially from those contained in any forward-looking statements.

Overview

Our Company and Our Investment Strategy

We are a real estate finance company that focuses primarily on originating and acquiring senior loans secured by commercial real estate ("CRE") assets. We are a Maryland corporation that was formed and commenced operations on October 2, 2014, and we have elected to qualify as a REIT for U.S. federal income tax purposes. Our investment strategy is to originate or acquire senior loans collateralized by institutional-quality CRE assets that are owned and operated by experienced and well-capitalized sponsors and located in liquid markets with strong underlying fundamentals. The assets in which we invest include senior loans, mezzanine loans, preferred equity and the junior-most bonds ("CMBS B-Pieces") of commercial mortgage-backed securities ("CMBS") and other real estate-related securities. Our investment allocation strategy is influenced by prevailing market conditions at the time we invest, including interest rate, economic and credit market conditions. In addition, we may invest in assets other than our target assets in the future, in each case subject to maintaining our qualification as a REIT for U.S. federal income tax purposes and our exclusion from registration under the Investment Company Act of 1940. Our investment objective is capital preservation and generating attractive risk-adjusted returns for our stockholders over the long term, primarily through dividends.

Our Manager

We are externally managed by our Manager, KKR Real Estate Finance Manager LLC, a subsidiary of KKR. KKR is a leading global investment firm with a 40-year history of leadership, innovation, and investment excellence and has committed $400.0 million in equity capital to us. KKR manages multiple alternative asset classes, including private equity, real estate, energy, infrastructure, credit and, through its strategic manager partnerships, hedge funds. Our Manager manages our investments and our day-to-day business and affairs in conformity with our investment guidelines and other policies that are approved and monitored by our board of directors. Our Manager is responsible for, among other matters, (i) the selection, origination or purchase and sale of our portfolio investments, (ii) our financing activities and (iii) providing us with investment advisory services. Our Manager is also responsible for our day-to-day operations and performs (or causes to be performed) such services and activities relating to our investments and business and affairs as may be appropriate. Our investment decisions are approved by an investment committee of our Manager that is comprised of senior investment professionals of KKR, including senior investment professionals of KKR's global real estate group. For a summary of certain terms of the management agreement, see Note 9 to our condensed consolidated financial statements included in this Form 10-Q.

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

Earnings Per Share and Dividends Declared

The following table sets forth the calculation of basic and diluted net income per share and dividends declared per share (amounts in thousands, except share and per share data):

	Three Months Ended
	September 30, 2017	June 30, 2017
Net income(A)	$17,339	$14,081
Weighted-average shares outstanding, basic	53,696,967	46,632,975
Weighted-average shares outstanding, diluted	53,697,041	46,633,248
Net income per share, basic	$0.32	$0.30
Net income per share, diluted	$0.32	$0.30
Dividends declared per share(B)	$0.37	$0.53

(A)     Represents net income attributable to common stockholders.

(B)
During the three months ended September 30, 2017, we declared a dividend of $0.37 per share of common stock paid on October 12, 2017 to shareholders of record on September 30, 2017 related to income generated during the three months ended September 30, 2017. During the three months ended June 30, 2017, we declared two dividends of: (i) $0.28 per share of common stock paid on April 18, 2017 to shareholders of record on that date related to income generated during the three months ended March 31, 2017 and (ii) $0.25 per share of common stock paid on July 14, 2017 to shareholders of record on June 30, 2017 related to income generated during the three months ended June 30, 2017.

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

We believe providing Core Earnings and Net Core Earnings on a supplemental basis to our net income as determined in accordance with GAAP is helpful to stockholders in assessing the overall performance of our business. Core Earnings and Net Core Earnings should not be considered as a substitute for GAAP net income. We caution readers that our methodology for calculating Core Earnings and Net Core Earnings may differ from the methodologies employed by other REITs to calculate the same or similar supplemental performance measures, and as a result, our Core Earnings and Net Core Earnings may not be comparable to similar measures presented by other REITs.

We also use Core Earnings to determine the management and incentive fees we pay our Manager. For information on the fees we pay our Manager, see the Note 9 to our condensed consolidated financial statements included in this Form 10-Q.

The following tables provide a reconciliation of GAAP net income attributable to common stockholders to Core Earnings and Net Core Earnings (amounts in thousands, except share and per share data):

	Three Months Ended
	September 30, 2017	June 30, 2017
Net Income (Loss) Attributable to Common Stockholders	$17,339	$14,081
Adjustments
Non-cash equity compensation expense	25	15
Incentive compensation to affiliate	—	—
Depreciation and amortization	—	—
Unrealized (gains) or losses	(887)	(1,068)
Core Earnings(A)	16,477	13,028
Incentive compensation to affiliate	—	—
Net Core Earnings(A)	$16,477	$13,028
Weighted average number of shares of common stock outstanding
Diluted	53,697,041	46,633,248
Core Earnings per Diluted Weighted Average Share	$0.31	$0.28
Net Core Earnings per Diluted Weighted Average Share	$0.31	$0.28

(A)
Excludes $1.3 million and $1.3 million, or $0.02 and $0.03 per diluted weighted average share outstanding, of original issue discount on CMBS B-Pieces accreted as a component of taxable income during the three months ended September 30, 2017 and June 30, 2017, respectively.

Book Value per Share

We believe that book value per share is helpful to stockholders in evaluating the growth of our company as we have scaled our equity capital base and continue to invest in our target assets. The following table calculates our book value per share of common stock (amounts in thousands, except share and per share data):

	September 30, 2017	June 30, 2017
KKR Real Estate Finance Trust Inc. stockholders' equity	$1,061,950	$1,065,226
Shares of common stock issued and outstanding at period end	53,685,440	53,711,838
Book value per share of common stock	$19.78	$19.83

Our Portfolio

We have established an $1,811.6 million portfolio of diversified investments, consisting of performing senior loans, mezzanine loans, preferred equity and CMBS B-Pieces as of September 30, 2017. We believe our current portfolio, comprised of target assets representative of our investment philosophy, validates our ability to execute on our stated market opportunity and investment strategy, including lending against high-quality real estate in liquid markets with strong fundamentals to experienced and well-capitalized sponsors. As we continue to scale our portfolio, we expect that our originations will be heavily weighted toward floating-rate loans. We expect the majority of our future investment activity to focus on originating floating-rate senior loans that we finance with our repurchase facilities, with a secondary focus on originated floating-rate loans for which we syndicate a senior position and retain a subordinated interest for our portfolio. As a result, we expect that the percentage of our target portfolio comprised of CMBS B-Pieces will decrease over time and the percentage of floating-rate investments, including senior loans, will increase over time. As of September 30, 2017, our portfolio had experienced no impairments and did not contain any legacy assets that were originated prior to October 2014. As of September 30, 2017, all of our investments were located in the United States. The following charts illustrate the diversification of our portfolio, based on type of investment, interest rate, underlying property type and geographic location, as of September 30, 2017:

## Investment Type

Mezz
4%
CMBS
6%
Senior Loans
90%

## Interest Rate Type

Fixed
8%
Floating
92%

## Property Type(A)

Industrial/Flex
8%
Hospitality
3%
Condo
(Residential)
13%
Office
38%
Retail
15%
Multifamily
23%

## Geography(A)

Other
33%
NY
32%
CO
9%
CA
15%
GA
11%

The charts above are based on total assets. Total assets reflect (i) the current principal amount of our senior and mezzanine loans; and (ii) the cost basis of our CMBS B-Pieces, net of VIE liabilities. In accordance with GAAP, we carry our CMBS B-Pieces at fair value, which we valued above our cost basis as of September 30, 2017.

(A)    Excludes CMBS B-Pieces. Our CMBS B-Piece portfolio diversification is as follows:

•	Vintage: 2015 (65.8%), 2016 (34.2%).

•
Geography: California (23.2%), Texas (12.7%), New York (9.2%), Illinois (7.1%), Florida (5.5%), Other (42.3%). As of September 30, 2017, no other individual geography comprised more than 5% of our total CMBS B‑Piece portfolio.

•
Property Type: Office (26.4%), Retail (25.2%), Hospitality (15.0%), Multifamily (10.6%), Other (22.8%). As of September 30, 2017, no other individual property type comprised more than 10% of our total CMBS B‑Piece portfolio.

The following table details our loan activity (dollars in thousands):

	Three Months Ended
	September 30, 2017	June 30, 2017
Loan originations(A)	$629,300	$224,000
Loan fundings	$589,273	$181,912
Loan repayments(B)	(46,732)	(1,685)
Net fundings	542,541	180,227
Non-consolidated senior interest	—	(60,991)
Total activity	$542,541	$119,236

(A)	Includes new loan originations and additional commitments made under existing loans.

(B)	Includes our share of the redemption payment from our preferred equity investment.
The following table details overall statistics for our loan portfolio as of September 30, 2017 (dollars in thousands):

		Total Loan Exposure(A)
	Balance Sheet Portfolio	Total Loan Portfolio	Floating Rate Loans	Fixed Rate Loans
Number of loans	26	26	20	6
Principal balance	$1,636,990	1,698,949	$1,672,719	$26,230
Carrying value	$1,625,401	1,687,371	$1,661,141	$26,230
Unfunded loan commitments(B)	$286,723	286,723	$286,723	$—
Weighted-average cash coupon(C)	5.8%	5.8%	L + 4.4%	10.6%
All-in yield(C)	6.3%	6.2%	L + 4.8%	11.3%
Weighted-average maximum maturity (years)(D)	3.8	3.8	3.7	6
Loan to value ratio ("LTV")(E)	67%	67%	67%	77%

(A)
In certain instances, we finance our loans through the non-recourse sale of a senior interest that is not included in our consolidated financial statements. Total loan exposure includes the entire loan we originated and financed, including $62.0 million of such non-consolidated interests that are not included within our balance sheet portfolio.

(B)
Unfunded commitments will primarily be funded to finance property improvements or lease-related expenditures by the borrowers. These future commitments will be funded over the term of each loan, subject in certain cases to an expiration date.

(C)
As of September 30, 2017, 100.0% of floating rate loans by principal balance are indexed to one-month USD LIBOR. In addition to cash coupon, all-in yield includes the amortization of deferred origination fees, loan origination costs and purchase discounts. Cash coupon and all-in yield for the total portfolio assume applicable floating benchmark rates as of September 30, 2017.

(D)
Maximum maturity assumes all extension options are exercised by the borrower, however, our loans may be repaid prior to such date. As of September 30, 2017, based on total loan exposure, 100.0% of our loans were subject to yield maintenance or other prepayment restrictions and 6.0% were open to repayment by the borrower without penalty.

(E)	Based on LTV as of the dates loans were originated or acquired by us.

The table below sets forth additional information relating to our portfolio as of September 30, 2017 (dollars in millions):

	Investment(A)	Investment Date	Committed Principal Amount	Current Principal Amount	Net Equity(B)	Location	Property Type	Coupon(C)(D)	Max Remaining Term (Years)(C)(E)	LTV(C)(F)
	Senior Loans(G)
1	Senior Loan	8/4/2017	$239.2	$225.1	$223.7	New York, NY	Condo (Residential)	L + 4.8%	2.8	69%
2	Senior Loan	10/26/2015	177.0	119.8	43.7	Portland, OR	Retail	L + 5.5	3.1	61
3	Senior Loan	9/9/2016	168.0	144.4	40.6	San Diego, CA	Office	L + 4.2	4.0	71
4	Senior Loan	4/11/2017	162.1	130.0	32.3	Irvine, CA	Office	L + 3.9	4.6	62
5	Senior Loan	9/27/2016	138.6	119.6	37.5	Brooklyn, NY	Retail	L + 5.0	4.0	59
6	Senior Loan	3/30/2017	132.3	98.8	24.8	Brooklyn, NY	Office	L + 4.4	4.5	68
7	Senior Loan	8/15/2017	119.0	95.3	94.7	Atlanta, GA	Office	L + 3.0	4.9	66
8	Senior Loan	8/23/2017	105.0	100.0	89.2	Honolulu, HI	Multifamily	L + 4.0	4.9	66
9	Senior Loan	9/14/2016	103.5	78.1	23.6	Crystal City, VA	Office	L + 4.5	4.0	59
10	Senior Loan	2/28/2017	85.9	77.8	15.6	Denver, CO	Multifamily	L + 3.8	4.4	75
11	Senior Loan	8/4/2017	81.0	81.0	70.4	Denver, CO	Multifamily	L + 4.0	4.8	73
12	Senior Loan	2/15/2017	79.2	59.9	15.0	Austin, TX	Multifamily	L + 4.2	4.4	71
13	Senior Loan	7/21/2017	75.1	61.3	14.8	Queens, NY	Industrial	L + 3.7	4.8	72
14	Senior Loan	10/7/2016	74.5	66.2	17.0	New York, NY	Multifamily	L + 4.4	4.1	68
15	Senior Loan	12/17/2015	73.0	67.5	18.1	Atlanta, GA	Industrial	L + 4.0	3.3	73
16	Senior Loan	5/12/2017	61.9	43.8	11.7	Atlanta, GA	Office	L + 4.0	4.7	71
17	Senior Loan	5/19/2016	55.0	52.8	13.3	Nashville, TN	Office	L + 4.3	3.7	70
	Total/Weighted Average Senior Loans Unlevered		$1,930.3	$1,621.4	$786.0			L + 4.3%	4.1	67%
	Mezzanine Loans
1	Mezzanine Loan	1/22/2015	$35.0	$35.0	$33.3	Clearwater, FL	Hospitality	L + 9.8%	2.4	73%
2	Mezzanine Loan	6/23/2015	16.5	16.5	16.4	Chicago, IL	Retail	L + 9.2	2.8	82
3-8	Other Mezzanine Loans	Various	26.2	26.2	24.9	Various	Various	10.6	7.6	77
	Total/Weighted Average Mezzanine Loans Unlevered		$77.7	$77.7	$74.6			10.8%	4.2	76%
	CMBS B-Pieces
1	CMBS B-Piece	2/10/2016	$86.0	$86.0	$36.4	Various	Various	4.6%	8.3	64%
2	CMBS B-Piece	10/23/2015	46.2	46.2	20.9	Various	Various	4.7	8.0	64
3	CMBS B-Piece	8/15/2015	52.7	52.7	17.6	Various	Various	4.6	7.9	69
4	CMBS B-Piece	6/24/2015	66.1	66.1	16.7	Various	Various	3.3	8.3	66
5	CMBS B-Piece	5/21/2015	58.2	58.2	12.9	Various	Various	3.0	7.6	65
6	RECOP(H)	2/13/2017	40.0	8.0	8.0	Various	Various	4.5	9.8	59
	Total/Weighted Average CMBS B-Pieces Unlevered		$349.2	$317.2	$112.5			4.2%	8.2	65%

(A)	Our total portfolio represents the current principal amount on senior and mezzanine loans and the net equity of our CMBS B-Piece investments.

(B)
Net equity reflects (i) the amortized cost basis of our loans, net of borrowings and a 5% noncontrolling interest in the entity that holds certain of our mezzanine loans; (ii) the cost basis of our CMBS B-Pieces, net of VIE liabilities; and (iii) the cost basis of our investment in RECOP.

(C)
Weighted average is weighted by current principal amount for our senior and mezzanine loans and by net equity for our CMBS B-Pieces. Weighted average coupon calculation includes one-month USD LIBOR for floating-rate mezzanine loans.

(D)	L = one-month USD LIBOR rate; spot rate of 1.23% included in mezzanine loan and portfolio-wide averages represented as fixed rates.

(E)	Max remaining term (years) assumes all extension options are exercised, if applicable.

(F)
For our senior and mezzanine loans, the LTV is based on the initial loan amount divided by the as-is appraised value as of the date the loan was originated. For Senior Loan 1, LTV is based on the total loan amount of $239.2 million divided by the appraised net sell-out value of $345.4 million. For Mezzanine Loan 1, LTV is based on the total loan amount divided by the as-is appraised value at March 17, 2017. For our CMBS B-Pieces, LTV is based on the weighted average LTV of the underlying loan pool at issuance.

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

In addition to ongoing asset management, our Manager performs a quarterly review of our portfolio whereby each loan is assigned a risk rating of 1 through 5, from lowest risk to highest risk. Our Manager is responsible for reviewing, assigning and updating the risk ratings for each loan on a quarterly basis. The risk ratings are based on many factors, including, but not limited to, underlying real estate performance and asset value, values of comparable properties, durability and quality of property cash flows, sponsor experience and financial wherewithal, and the existence of a risk-mitigating loan structure. Additional key considerations include LTVs, debt service coverage ratios, real estate and credit market dynamics, and risk of default or principal loss. Based on a five-point scale, our loans are rated "1" through "5," from less risk to greater risk, which ratings are defined as follows (dollars in thousands):

1—Very Low Risk

2—Low Risk

3—Average Risk

4—High Risk/Potential for Loss: A loan that has a risk of realizing a principal loss.

5—Impaired/Loss Likely: A loan that has a very high risk of realizing a principal loss or has otherwise incurred a principal loss.

	September 30, 2017
Risk Rating	Number of Loans	Net Book Value	Total Loan Exposure(A)
1	—	$—	$—
2	3	75,002	75,473
3	22	1,533,989	1,606,976
4	1	16,410	16,500
5	—	—	—

(A)
In certain instances, we finance our loans through the non-recourse sale of a senior interest that is not included in our consolidated financial statements. Total loan exposure includes the entire loan we originated and financed, including $62.0 million of such non-consolidated interests as of September 30, 2017.

As of September 30, 2017, the average risk rating of KREF's portfolio was 3.0 (Average Risk), weighted by investment carrying value, with 99.0% of commercial mortgage loans held-for-investment, rated 3 (Average Risk) or better by our Manager. As of September 30, 2017 and December 31, 2016, no investments were rated 5 (Impaired/Loss Likely).

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

As of September 30, 2017, there were no delinquencies associated with any loans underlying our CMBS B-Piece investments.

Secured Financing Agreements

The following table details our secured financing agreements (dollars in thousands):

	September 30, 2017
	Maximum	Collateral	Secured Financing Borrowings
Lender	Facility Size(A)	Assets(B)	Potential(C)	Outstanding	Available
Wells Fargo	$750,000	$679,553	$638,475	$485,250	$153,225
Morgan Stanley	500,000	687,707	500,000	266,347	233,653
JP Morgan	250,000	n.a.	—	—	—
Goldman Sachs	250,000	81,000	60,750	10,000	50,750
Barclays	75,000	n.a.	75,000	—	75,000
	$1,825,000	$1,448,260	$1,274,225	$761,597	$512,628

(A)	Maximum facility size represents the largest amount of borrowings available under a given facility once sufficient collateral assets have been approved by the lender and pledged by us.

(B)	Represents the principal balance of the collateral assets.

(C)
Potential borrowings represents the total amount we could draw under each facility based on collateral already approved and pledged. When undrawn, these amounts are available to us under the terms of each credit facility.

Non-Consolidated Senior Interests

In certain instances, we finance our loans through the non-recourse sale of a senior loan interest that is not included in our consolidated financial statements. These non-consolidated senior interests provide structural leverage for our net investments which are reflected in the form of mezzanine loans or other subordinate interests on our balance sheet and in our results of operations. The following table details the subordinate interests retained on our balance sheet and the related non-consolidated senior interests as of September 30, 2017 (dollars in thousands):

	September 30, 2017
Non-Consolidated Senior Interests	Count	Principal Balance	Carrying Value	Wtd. Avg. Yield/Cost(A)	Guarantee	Wtd. Avg. Term
Total loan	1	$77,709	n.a	L + 3.8%	n.a	March 2022
Senior participation	1	61,959	n.a	L + 2.0%	n.a.	March 2022

(A)	Our floating rate loans and related liabilities were indexed to one-month LIBOR. Our net interest rate exposure is in direct proportion to our net assets.

Results of Operations

Three and Nine Months Ended September 30, 2017 Compared to the Three and Nine Months Ended September 30, 2016

The following table compares the results of operations for the three and nine months ended September 30, 2017 to the three and nine months ended September 30, 2016 (dollars in thousands):

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2017	2016	Increase (Decrease)	2017	2016	Increase (Decrease)
Net Interest Income
Interest income	$24,408	$7,896	$16,512	$54,760	$20,884	$33,876
Interest expense	5,414	1,627	3,787	12,592	3,976	8,616
Total net interest income	18,994	6,269	12,725	42,168	16,908	25,260
Other Income
Change in net assets related to consolidated variable interest entities	4,025	6,220	(2,195)	12,810	9,960	2,850
Income from equity method investments in unconsolidated subsidiaries	115	—	115	461	—	461
Other income	177	64	113	616	143	473
Total other income (loss)	4,317	6,284	(1,967)	13,887	10,103	3,784
Operating Expenses
General and administrative	1,339	548	791	3,254	1,748	1,506
Management fees to affiliate	3,989	1,621	2,368	9,513	4,088	5,425
Incentive compensation to affiliate	—	—	—	—	365	(365)
Total operating expenses	5,328	2,169	3,159	12,767	6,201	6,566
Income (Loss) Before Income Taxes, Noncontrolling Interests and Preferred Dividends	17,983	10,384	7,599	43,288	20,810	22,478
Income tax expense	120	71	49	388	214	174
Net Income (Loss)	17,863	10,313	7,550	42,900	20,596	22,304
Redeemable Noncontrolling Interests in Income (Loss) of Consolidated Joint Venture	54	87	(33)	134	248	(114)
Noncontrolling Interests in Income (Loss) of Consolidated Joint Venture	377	210	167	801	601	200
Net Income (Loss) Attributable to KKR Real Estate Finance Trust Inc. and Subsidiaries	17,432	10,016	7,416	41,965	19,747	22,218
Preferred Stock Dividends	93	4	89	181	12	169
Net Income (Loss) Attributable to Common Stockholders	$17,339	$10,012	$7,327	$41,784	$19,735	$22,049

Net Interest Income

Net interest income increased $12.7 million and $25.3 million during the three and nine months ended September 30, 2017, respectively, compared to the comparable periods in 2016 primarily due to increased interest income in connection with additional capital deployed in investments as we continued to scale our portfolio. This increase was partially offset by increased interest expense resulting from interest on amounts outstanding under our repurchase facilities used to finance investments in senior loans. The partial offset to interest income includes $1.0 million and $0.2 million of net deferred loan fees and origination discounts during the three months ended September 30, 2017 and 2016, respectively, and $2.3 million and $0.5 million during the nine months ended September 30, 2017 and 2016, respectively.

Other Income

Total other income decreased $2.0 million during the three months ended September 30, 2017 as compared to the three months ended September 30, 2016, primarily due to a $0.9 million unrealized gain on our investments in CMBS B-Pieces during the three months ended September 30, 2017 as compared to a $3.1 million unrealized gain during 2016. Partially offsetting this decrease, other income increased $0.1 million during the three months ended September 30, 2017 as compared to the same period during 2016 due to income from equity investments in unconsolidated subsidiaries in which we entered during 2017.

Total other income increased $3.8 million during the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016, primarily due to a $3.5 million unrealized gain on our investments in CMBS B-Pieces during the nine months ended September 30, 2017 as compared to a $1.0 million unrealized gain during the nine months ended September 30, 2016. Other income also increased $0.5 million during the nine months ended September 30, 2017 as compared to the same period during 2016 due to income from equity investments in unconsolidated subsidiaries in which we entered during 2017.

Operating Expenses

Total operating expenses increased $3.2 million and $6.6 million during the three and nine months ended September 30, 2017, respectively, compared to the same periods in 2016. This increase is primarily due to increased management fees during the three and nine months ended September 30, 2017, of $2.4 million and $5.4 million, respectively, resulting from an increase in our equity from the private placement of our common stock and our initial public offering, as well as an additional $0.8 million and $1.5 million of general and administrative expenses during the three and nine months ended September 30, 2017, respectively, primarily consisting of legal, audit, insurance, information technology, and other increased costs as we scaled our portfolio and became a public company. This increase was partially offset by decreased incentive compensation expense payable to our Manager resulting from the time required to invest our proceeds received from equity issuances.

Liquidity and Capital Resources

Overview

Our primary liquidity needs include ongoing commitments to repay the principal of and interest on our borrowings and pay other financing costs; finance our assets; meet future funding obligations; make distributions to our stockholders; fund our operations, which includes making payments to our Manager in accordance with the management agreement; and other general business needs.

As of September 30, 2017, our primary sources of liquidity and capital resources to date have been derived from $1,060.9 million in net proceeds from equity issuances, $761.6 million in net advances from our repurchase facilities, $71.0 million in proceeds from syndicated financing, and cash flows from operations. We may seek additional sources of liquidity from repurchase facilities, syndicated financing, other borrowings (including borrowings not related to a specific investment), and future offerings of equity and debt securities. In addition, we may apply our existing cash and cash equivalents and cash flows from operations to any liquidity needs. As of September 30, 2017, our cash and cash equivalents were $90.0 million.

Debt-to-Equity Ratio and Total Leverage Ratio

The following table presents our debt-to-equity ratio and total leverage ratio:

	September 30, 2017	December 31, 2016
Debt-to-equity ratio(A)	0.6x	0.7x
Total leverage ratio(B)	0.7x	0.7x

(A)	Represents (i) total outstanding secured debt agreements less cash to (ii) total stockholders’ equity, in each case, at period end.

(B)	Represents (i) total outstanding secured debt agreements and non-consolidated senior interests, less cash to (ii) total stockholders’ equity, in each case, at period end.

Sources of Liquidity

Our primary sources of liquidity include cash and cash equivalents, and available borrowings under our secured financing agreements which are set forth in the following table (dollars in thousands):

	September 30, 2017	December 31, 2016
Cash and cash equivalents	$89,976	$96,189
Available borrowings under secured debt arrangements	437,628	139,818
Available borrowings under revolving credit agreements	75,000	—

Consolidated Debt Obligations

The following table summarizes our secured financing agreements and other consolidated debt obligations in place as of September 30, 2017 and December 31, 2016 (dollars in thousands):

	September 30, 2017											December 31, 2016
	Facility							Collateral				Facility
						Weighted Average(B)
	Month Issued	Outstanding Face Amount	Carrying Value(A)	Maximum Facility Size	Final Stated Maturity	Funding Cost	Life (Years)	Outstanding Face Amount	Amortized Cost Basis	Carrying Value	Weighted Average Life (Years)(C)	Carrying Value(A)
Secured Financing Agreements
Master Repurchase Agreements(D)
Wells Fargo(E)	Oct 2015	$485,250	$482,060	$750,000	Apr 2022	3.5%	1.8	$679,553	$674,829	$674,829	4.0	$262,883
Morgan Stanley(F)	Dec 2016	266,347	264,802	500,000	Dec 2020	3.8	2.2	687,707	682,245	682,245	3.8	177,764
JP Morgan(G)	Oct 2015	—	(875)	250,000	Oct 2018	0.4	0.0	n.a.	n.a.	n.a.	n.a.	(1,503)
Goldman Sachs(H)	Sep 2016	10,000	10,000	250,000	Sep 2020	3.9	1.9	81,000	80,412	80,412	4.8	—
Revolving Credit Agreement
Barclays(I)	May 2017	—	—	75,000	May 2020	1.7	0.0	n.a.	n.a.	n.a.	n.a.	n.a.
		761,597	755,987	1,825,000		3.6%	1.9					439,144
VIE Liabilities
CMBS(J)	Various	5,007,422	5,313,914	n.a.	Mar 2048 to Feb 2049	4.3%	7.4	5,316,581	n.a.	5,429,874	7.4	5,313,574
		5,007,422	5,313,914	n.a.		4.3	7.4					5,313,574
Total / Weighted Average		$5,769,019	$6,069,901	$1,825,000		4.2%	6.7					$5,752,718

(A)	Net of $5.6 million and $6.4 million unamortized debt issuance costs as of September 30, 2017 and December 31, 2016, respectively.

(B)	Average weighted by the outstanding face amount of borrowings.

(C)	Average based on the fully extended loan maturity, weighted by the outstanding face amount of the collateral.

(D)
Borrowings under these repurchase agreements are collateralized by senior mortgage loans, held-for-investment, and bear interest equal to the sum of (i) a floating rate index, subject to a floor of no less than zero, equal to one-month LIBOR, or an index approximating LIBOR, and (ii) a margin, based on the collateral. As of September 30, 2017 and December 31, 2016, the percentage of the outstanding face amount of the collateral sold and not borrowed under these repurchase agreements, or average "haircut" weighted by outstanding face amount of collateral, was 47.4% and 28.8%, respectively (or 28.1% and 25.9%, respectively, if we had borrowed the maximum amount approved by its repurchase agreement counterparties as of such dates).

(E)
In April 2017, we and Wells Fargo Bank, National Association ("Wells Fargo") amended and restated the master repurchase agreement to extend the facility maturity date and to increase the maximum facility size from $500.0 million to $750.0 million. In September 2017, we and Wells Fargo amended the amended and restated master repurchase agreement to make certain operational changes. The current stated maturity of the facility is April 2020, which does not reflect two, twelve-month facility term extensions available to us, which is contingent upon certain covenants and thresholds. As of September 30, 2017, the collateral-based margin was between 1.80% and 2.15%.

(F)
In December 2016, we entered into a $500.0 million repurchase facility with Morgan Stanley Bank, N.A. ("Morgan Stanley"). The current stated maturity of the facility is December 2019, which does not reflect one, twelve-month facility term extension available to us, which is contingent upon certain covenants and thresholds and, even if such covenants and thresholds are satisfied, is at the sole discretion of Morgan Stanley. As of September 30, 2017, the collateral-based margin was between 2.00% and 2.45%.

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

(H)
In September 2016, we entered into a $250.0 million repurchase facility with Goldman Sachs Bank USA ("Goldman Sachs"). The facility has a revolving period of one year, and a three-year term on a per-asset basis as those assets are pledged to the facility. As of September 30, 2017, the carrying value excluded $0.5 million unamortized debt issuance costs presented as " — Other assets" in our Condensed Consolidated Balance Sheets. As of September 30, 2017, the collateral-based margin was 2.50%. See "—Subsequent Events" for activities subsequent to September 30, 2017.

(I)
In May 2017, we entered into a $75.0 million corporate secured revolving credit facility administered by Barclays Bank PLC ("Barclays "). The current stated maturity of the facility is May 2019, which does not reflect one, twelve-month facility term extension available to us at the discretion of Barclays. Borrowings under the facility bears interest at a per annum rate equal to the sum of (i) a floating rate index and (ii) a fixed margin. Amounts borrowed under this facility are 100% recourse to us. As of September 30, 2017, the carrying value excluded $1.3 million unamortized debt issuance costs presented as " — Other assets" in our Condensed Consolidated Balance Sheets.

(J)
Facility amounts represent CMBS issued by five trusts that we consolidate, but that are not beneficially owned by our stockholders. The facility and collateral carrying amounts included $18.7 million accrued interest payable and $19.8 million accrued interest receivable as of September 30, 2017. As of December 31, 2016, the facility and collateral carrying amounts included $18.8 million accrued interest payable and $19.9 million accrued interest receivable. The final stated maturity date represents the rated final distribution date of CMBS issued by trusts that we consolidate, but that are not beneficially owned by our stockholders.

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

Each of our existing master repurchase facilities includes "credit mark" features. "Credit mark" provisions in repurchase facilities are designed to keep the lenders' credit exposure constant as a percentage of the underlying collateral value of the assets pledged as security to them. If the underlying collateral value decreases, the gross amount of leverage available to us will be reduced as our assets are marked to market, which would reduce our liquidity. The lender under the applicable repurchase facility sets the valuation and any revaluation of the collateral assets in its sole, good faith discretion. As a contractual matter, the lender has the right to reset the value of the assets at any time based on then-current market conditions, but the market convention is to reassess valuations on a monthly, quarterly and annual basis using the financial information delivered pursuant to the facility documentation regarding the real property, borrower and guarantor under such underlying loans. Generally, if the lender determines (subject to certain conditions) that the market value of the collateral in a repurchase transaction has decreased by more than a defined minimum amount, the lender may require us to provide additional collateral or lead to margin calls that may require us to repay all or a portion of the funds advanced. We closely monitor our liquidity and intend to maintain sufficient liquidity on our balance sheet in order to meet any margin calls in the event of any significant decreases in asset values. As of September 30, 2017 and December 31, 2016, the weighted average haircut under our repurchase agreements was 47.4% and 28.8%, respectively (or 28.1% and 25.9%, respectively, if we had borrowed the maximum amount approved by its repurchase agreement counterparties as of such dates). In addition, our existing master repurchase facilities are not entirely term-matched financings and may mature before our CRE debt investments that represent underlying collateral to those financings. As we negotiate renewals and extensions of these liabilities, we may experience lower advance rates and higher pricing under the renewed or extended agreements.

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

Borrowing Activities

The following tables provide additional information regarding our borrowings (dollars in thousands):

		Nine Months Ended
		September 30, 2017
	Outstanding Face Amount at September 30, 2017	Average Daily Amount Outstanding(A)	Maximum Amount Outstanding	Weighted Average Daily Interest Rate
Wells Fargo	$485,250	$308,646	$485,250	3.0%
Morgan Stanley	266,347	143,993	266,347	3.3
JPMorgan	—	—	—	—
Goldman Sachs	10,000	29,000	30,000	3.4
Barclays	—	—	—	—
Total/Weighted Average	$761,597			3.1%

(A)     Represents the average for the period the debt was outstanding.

	Average Daily Amount Outstanding(A)
	Three Months Ended
	September 30, 2017	June 30, 2017	March 31, 2017
Wells Fargo	$388,620	$248,436	$287,775
Morgan Stanley	163,883	86,743	181,548
JPMorgan	—	—	—
Goldman Sachs	10,000	30,000	30,000
Barclays	—	—	n.a.

(A)     Represents the average for the period the debt was outstanding.

Covenants—Each of our repurchase facilities contains customary terms and conditions for repurchase facilities of this type, including, but not limited to, negative covenants relating to restrictions on our operations with respect to our status as a REIT, and financial covenants, such as:

•	an interest income to interest expense ratio covenant (1.5 to 1.0);

•	a minimum consolidated tangible net worth covenant (75.0% of the aggregate net cash proceeds of any equity issuances made and any capital contributions received by us and our Operating Partnership);

•	a cash liquidity covenant (the greater of $10.0 million or 5.0% of our recourse indebtedness, dependent upon the facility);

•	a total indebtedness covenant (75.0% of our total assets, net of VIE liabilities);

•	a maximum debt-to-equity ratio covenant (3.5 to 1.0); and

•	a minimum fixed charge coverage ratio covenant (1.5 to 1.0).

As of September 30, 2017, we were in compliance with our repurchase facility covenants.

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

CMBS-related Liabilities

In connection with our investments in CMBS B-Pieces, we consolidate the trust entities, called VIEs, that hold the pools of senior loans underlying the CMBS because we are considered the primary beneficiary of such entities. As a result of this consolidation, our financial statements include the liabilities of these VIEs. However, these liabilities are not recourse to us, and our risk of loss is limited to the value of our investment in the related CMBS B-Piece. See the table under "Consolidated Debt Obligations" above for a summary of these liabilities as of September 30, 2017.

Cash Flows

The following table sets forth changes in cash and cash equivalents for the nine months ended September 30, 2017 and 2016 (dollars in thousands):

	For the Nine Months Ended September 30,
	2017	2016	Increase (Decrease)
Cash Flows (Used In) From Operating Activities	$(43,925)	$18,544	$(62,469)
Cash Flows Used In Investing Activities	(811,489)	(423,187)	(388,302)
Cash Flows From Financing Activities	849,644	442,365	407,279
Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	$(5,770)	$37,722	$(43,492)

Cash Flows from Operating Activities

Our cash flows from operating activities were primarily driven by our net interest income, which is driven by the income generated by our investments less financing costs, and activities related to our commercial mortgage loans held-for-sale. The following table sets forth interest received by, and paid for, our investments for the nine months ended September 30, 2017 and 2016 (dollars in thousands):

	For the Nine Months Ended September 30,
	2017	2016
Interest Received:
Senior and mezzanine loans	$44,324	$14,412
CMBS B-Pieces	9,356	6,311
Preferred equity interest(A)	1,986	1,453
	55,666	22,176
Interest Paid:
Borrowings secured by senior loans	10,116	2,715
Net interest collections	$45,550	$19,461

(A)	Excludes an early termination fee of $1.1 million reflected as interest income in KREF's Condensed Consolidated Statement of Operations for the three months ended September 30, 2017.

Our net interest collections were partially offset by cash used to pay management and incentive fees, as follows (dollars in thousands):

	For the Nine Months Ended September 30,
	2017	2016	Increase (Decrease)
Management Fees to Affiliate	$7,332	$3,468	$3,864
Incentive Compensation to Affiliate	—	496	(496)
Net Decrease in Cash and Cash Equivalents	$7,332	$3,964	$3,368

In addition to these operating cash flows, we originated a loan with the intent to finance $81.5 million through a non-recourse sale, which offset our net interest collections. We also originated and sold a $10.0 million loan during the nine months ended September 30, 2017.

Cash Flows from Investing Activities

Our cash flows from investing activities were primarily driven by the amounts of cash used to originate and fund or purchase new investments. During the nine months ended September 30, 2017, we funded or purchased $920.4 million of senior and mezzanine loans, received $61.0 million from the sale of a commercial mortgage loan and received $55.9 million of principal repayments on certain mezzanine loans and our preferred equity interests. We also made a net investment in CMBS, held through an equity method investee, of $8.0 million. During the nine months ended September 30, 2016, we funded or purchased $381.3 million, $36.4 million and $10.2 million of senior and mezzanine loans, CMBS and preferred equity interests, respectively, and received $5.2 million of principal repayments on certain mezzanine loans.

Cash Flows from Financing Activities

Our cash flows from financing activities were primarily driven by the issuance of our common stock for net proceeds of $581.3 million and $210.0 million during the nine months ended September 30, 2017 and 2016, respectively. During the nine months ended September 30, 2017 and 2016, we received proceeds from borrowings under repurchase agreements of $776.4 million and $273.7 million, respectively. During the nine months ended September 30, 2017 and 2016, we made principal payments on our repurchase agreements of $460.4 million and $21.8 million, respectively. As a result of the payment of common and preferred stock dividends, our cash flows from financing activities decreased by $30.8 million and $16.4 million during the nine months ended September 30, 2017 and 2016, respectively.

Contractual Obligations and Commitments

The following table presents our contractual obligations and commitments (including interest payments) as of September 30, 2017 (dollars in thousands):

	Total	Less than 1 year	1 to 3 years	3 to 5 years	Thereafter
Recourse Obligations:
Master Repurchase Facilities(A):
Wells Fargo	$531,162	$15,290	$515,872	$—	$—
Morgan Stanley	294,371	9,333	285,038	—	—
JPMorgan	—	—	—	—	—
Goldman Sachs	11,121	373	748	10,000	—
Revolving Credit Agreement(B):
Barclays	—	—	—	—	—
Total secured financing agreements	836,654	24,996	801,658	10,000	—
Future funding obligations(C)	286,720	138,733	147,987	—	—
RECOP commitment(D)	32,000	16,000	16,000	—	—
Total recourse obligations	1,155,374	179,729	965,645	10,000	—
Non-Recourse Obligations(E):
CMBS	6,615,678	265,252	844,534	662,840	4,843,052
Total	$7,771,052	$444,981	$1,810,179	$672,840	$4,843,052

(A)
The allocation of repurchase facilities is based on the current maturity date of each individual borrowing under the facilities. The amounts include the related future interest payment obligations, which are estimated by assuming the amounts outstanding under our repurchase facilities and the interest rates in effect as of September 30, 2017 will remain constant into the future. This is only an estimate, as actual amounts borrowed and rates may vary over time. Amounts borrowed are subject to a maximum 25.0% recourse limit.

(B)
The allocation of the revolving credit agreement is based on the current maturity date of the individual borrowing under the agreement. The amounts include the related future interest payment obligations, which are estimated by assuming the amounts outstanding under our revolving credit agreement and the interest rates in effect as of September 30, 2017 will remain constant into the future. This is only an estimate, as actual amounts borrowed and rates may vary over time. Amounts borrowed are 100.0% recourse to us.

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

As a REIT, we generally must distribute substantially all of our REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gains, to stockholders in the form of dividends to comply with the REIT provisions of the Internal Revenue Code of 1986, as amended. Our taxable income does not necessarily equal our net income as calculated in accordance with GAAP, or our Core Earnings as described above under " — Key Financial Measures and Indicators — Core Earnings and Net Core Earnings."

Subsequent Events

The following events occurred subsequent to September 30, 2017:

Investing Activities

We originated the following senior loan subsequent to September 30, 2017 (dollars in thousands):

Description/ Location	Property Type	Month Originated	Maximum Face Amount	Initial Face Amount Funded	Interest Rate(A)	Maturity Date(B)	LTV
Senior Loan, North Bergen, NJ	Multifamily	October 2017	$150,000	$133,500	L + 4.3%	November 2022	57%

(A)	Floating rate based on one-month USD LIBOR.

(B)	Maturity date assumes all extension options are exercised, if applicable.

Funding of Previously Closed Loans

We funded approximately $8.2 million for previously closed loans subsequent to September 30, 2017.

Financing Activities

In October 2017, we borrowed $75.0 million in proceeds under the Morgan Stanley master repurchase facility.

In November 2017, we amended and restated the Goldman Sachs master repurchase facility to (i) increase the maximum facility size from $250.0 million to $400.0 million, (ii) extend the maturity date, and (iii) amend certain other terms. The amended and restated facility includes a $250.0 million term facility with a maturity date of October 2020 and a $150.0 million swingline facility with a revolving period of one year, and a three-year term on a per-asset basis as those assets are pledged to the facility.

Corporate Activities

Dividends

In October 2017, we paid a $19.9 million dividend on our common stock, or $0.37 per share, with respect to the third quarter of 2017, to stockholders of record on September 30, 2017.

Off-Balance Sheet Arrangements

As described in Note 6 to our condensed consolidated financial statements, we have off-balance sheet arrangements related to VIEs that we account for using the equity method of accounting and in which we hold an economic interest or have a capital commitment. Our maximum risk of loss associated with our interests in VIEs is limited to the carrying value of our investment in the entity and any unfunded capital commitments. As of September 30, 2017, we held $8.3 million of interests in such entities, which does not include a remaining commitment of $32.0 million to RECOP that we are required to fund when called.

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

As of September 30, 2017, a 100 basis point increase in credit yields would decrease our net book value by approximately $6.1 million, and a 100 basis point decrease in credit yields would increase our net book value by approximately $6.2 million, based on the investments we held on that date. Changes in credit yields do not directly affect our earnings or cash flow as we intend to hold our positions.

Interest Rate Risk

Generally, the composition of our investments is such that rising interest rates will increase our net income, while declining interest rates will decrease net income. As of September 30, 2017, 92.3% of our investments by total assets earned a floating rate of interest. The remaining 7.7% of our investments earned a fixed rate of interest. If interest rates were to decline, the value of these fixed-rate investments may increase and if interest rates were to increase, the value of these fixed-rate investments may fall; however, the interest income generated by these investments would not be affected by market interest rates. The interest rates we pay under our current repurchase agreements are floating rate. Accordingly, our interest expense will generally increase as interest rates increase and decrease and interest rates decrease.

As of September 30, 2017, a 50 basis point increase in short-term interest rates, based on a shift in the yield curve, would increase our cash flows by approximately $2.9 million during the 2017 fiscal year, whereas a 50 basis point decrease in short-term interest rates would decrease our cash flows by approximately $2.8 million during the 2017 fiscal year, based on the net floating-rate exposure of the investments we held on that date.

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
Our management, with the participation of our Co-Chief Executive Officers and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2017. Based upon that evaluation, our Co-Chief Executive Officers and Chief Financial Officer concluded that, as of September 30, 2017, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
Changes in Internal Controls over Financial Reporting

No changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) of the Exchange Act) occurred during the three months ended September 30, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The section entitled “Litigation ” appearing in Note 8 of our condensed consolidated financial statements included in this Form 10-Q is incorporated herein by reference.

ITEM 1A. RISK FACTORS

For a discussion of our potential risks and uncertainties, see the information under the heading “Risk Factors” in the Prospectus. There have been no material changes to our principal risks that we believe are material to our business, results of operations, and financial condition from the risk factors previously disclosed in the Prospectus, which is accessible on the SEC’s website at www.sec.gov.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities
Our board of directors has authorized the repurchase of up to $100.0 million of our common stock over the 12 month period commencing June 12, 2017. Of this amount, a total of $50.0 million is covered by a pre-set trading plan meeting the requirements of Rule 10b5-1 under the Exchange Act, which provides for repurchases of our common stock when the market price per share of our common stock is below book value per share (calculated in accordance with GAAP), with the remaining $50.0 million available at any time during the repurchase period. As of September 30, 2017, $49.5 million remained available for repurchases under this 10b5-1 plan.

The following table sets forth information regarding purchases of shares of our common stock by us or on our behalf during the three months ended September 30, 2017:

Period Beginning	Period Ending	Total number of shares purchased	Average price paid per share	Total number of shares repurchased as part of publicly announced program	Approximate dollar value of shares that may yet be purchased under the program
July 1, 2017	July 31, 2017	—	$—	—	$100,000,000
August 1, 2017	August 31, 2017	26,398	19.80	26,398	99,477,000
September 1, 2017	September 30, 2017	—	—	—	99,477,000

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description

10.1	Amended & Restated Master Purchaser Agreement, dated as of November 1, 2017, among KREF Lending III LLC, KREF Lending III TRS LLC and Goldman Sachs Bank USA.

10.2	Reaffirmation of Guaranty, dated as of November 1, 2017, made by KKR Real Estate Finance Holdings L.P. in favor of Goldman Sachs Bank USA.

10.3	Amendment No. 1 to Amended and Restated Master Repurchase and Securities Contract, dated as of September 20, 2017, between KREF Lending I LLC and Wells Fargo Bank, National Association.

31.1	Certificate of Christen E.J. Lee, Co-President and Co-Chief Executive Officer, pursuant to Section 302 of the SarbanesOxley Act of 2002.

31.2	Certificate of Matthew A. Salem, Co-President and Co-Chief Executive Officer, pursuant to Section 302 of the SarbanesOxley Act of 2002.

31.3	Certificate of William B. Miller, Chief Financial Officer, pursuant to Section 302 of the SarbanesOxley Act of 2002.

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

KKR REAL ESTATE FINANCE TRUST INC.

Date:	November 7, 2017	By:	/s/ Christen E.J. Lee
Name: Christen E.J. Lee
Title: Co-Chief Executive Officer and Co-President
(Co-Principal Executive Officer)

Date:	November 7, 2017	By:	/s/ Matthew A. Salem
Name: Matthew A. Salem
Title: Co-Chief Executive Officer and Co-President
(Co-Principal Executive Officer)

Date:	November 7, 2017	By:	/s/ William B. Miller
Name: William B. Miller
Title: Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)