Form 10-K
period 2017-12-31
KKR Real Estate Finance Trust Inc.
filed 2018-02-28
CIK 1631596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________________ to ________________
Commission File Number: 001-38082

KKR Real Estate Finance Trust Inc.
(Exact name of registrant as specified in its charter)
	Maryland	47-2009094
	(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
	9 West 57th Street, Suite 4200 New York, NY	10019
	(Address of principal executive offices)	(Zip Code)
(212) 750-8300
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act
	Title of each class	Name of each exchange on which registered
	Common stock, par value $0.01 per share	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐ Yes    ☒ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐ Yes    ☒ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒ Yes    ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒ Yes    ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S‑K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10‑K.    ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.
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

The aggregate market value of the registrant's common stock held by non-affiliates was approximately $349.1 million as of June 30, 2017 (the last business day of the registrant's most recently completed second fiscal quarter) based on the closing sale price on the New York Stock Exchange on that date.

The number of shares of the registrant's common stock, par value $0.01 per share, outstanding as of February 23, 2018 was 53,188,631.

DOCUMENTS INCORPORATED BY REFERENCE
None

KKR REAL ESTATE FINANCE TRUST INC.
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2017

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which reflect our current views with respect to, among other things, our operations and financial performance. You can identify these forward-looking statements by the use of words such as "outlook," "believe," "expect," "potential," "continue," "may," "should," "seek," "approximately," "predict," "intend," "will," "plan," "estimate," "anticipate," the negative version of these words, other comparable words or other statements that do not relate strictly to historical or factual matters. By their nature, forward-looking statements speak only as of the date they are made, are not statements of historical fact or guarantees of future performance and are subject to risks, uncertainties, assumptions or changes in circumstances that are difficult to predict or quantify. Our expectations, beliefs and projections are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that management's expectations, beliefs and projections will result or be achieved and actual results may vary materially from what is expressed in or indicated by the forward-looking statements.

There are a number of risks, uncertainties and other important factors that could cause our actual results to differ materially from the forward-looking statements contained in this Annual Report on Form 10-K. Such risks, uncertainties and other important factors include, among others, the risks, uncertainties and factors set forth under Part I, Item 1A. “Risk Factors” in this Annual Report on Form 10-K. Such risks and uncertainties include, but are not limited to, the following:

•	the general political, economic and competitive conditions in the United States and in any foreign jurisdictions in which we invest;

•	the level and volatility of prevailing interest rates and credit spreads;

•	adverse changes in the real estate and real estate capital markets;

•	general volatility of the securities markets in which we participate;

•	changes in our business, investment strategies or target assets;

•	difficulty in obtaining financing or raising capital;

•	adverse legislative or regulatory developments;

•	reductions in the yield on our investments and increases in the cost of our financing;

•
acts of God such as hurricanes, earthquakes and other natural disasters, acts of war and/or terrorism and other events that may cause unanticipated and uninsured performance declines and/or losses to us or the owners and operators of the real estate securing our investments;

•	deterioration in the performance of properties securing our investments that may cause deterioration in the performance of our investments and, potentially, principal losses to us;

•	defaults by borrowers in paying debt service on outstanding indebtedness;

•	the adequacy of collateral securing our investments and declines in the fair value of our investments;

•	adverse developments in the availability of desirable investment opportunities whether they are due to competition, regulation or otherwise;

•	difficulty in successfully managing our growth, including integrating new assets into our existing systems;

•	the cost of operating our platform, including, but not limited to, the cost of operating a real estate investment platform and the cost of operating as a publicly traded company;

•	the availability of qualified personnel and our relationship with our Manager;

•	subsidiaries of KKR & Co. L.P. control us and KKR's interests may conflict with those of our stockholders in the future;

•
our qualification as a real estate investment trust ("REIT") for U.S. federal income tax purposes and our exclusion from registration under the Investment Company Act of 1940, as amended (the "Investment Company Act"); and

•
authoritative accounting principles generally accepted in the United States of America ("GAAP") or policy changes from such standard-setting bodies such as the Financial Accounting Standards Board (the "FASB"), the Securities and Exchange Commission (the "SEC"), the Internal Revenue Service (the "IRS"), the New York Stock Exchange (the "NYSE") and other authorities that we are subject to, as well as their counterparts in any foreign jurisdictions where we might do business.

There may be other factors that may cause our actual results to differ materially from the forward-looking statements, including factors set forth in Part I, Item 1A. "Risk Factors" and Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Annual Report on Form 10-K. Report as such factors may be updated from time to time in our other periodic filings with the SEC, which are accessible on the SEC's website at www.sec.gov and on the investor relations section of our website at www.kkrreit.com. You should evaluate all forward-looking statements made in this Annual Report on Form 10-K in the context of these risks and uncertainties.

We caution you that the risks, uncertainties and other factors referenced above may not contain all of the risks, uncertainties and other factors that are important to you. In addition, we cannot assure you that we will realize the results, benefits or developments that we expect or anticipate or, even if substantially realized, that they will result in the consequences or affect us or our business in the way expected. All forward-looking statements in this Annual Report on Form 10-K apply only as of the date made and are expressly qualified in their entirety by the cautionary statements included in this Annual Report on Form 10-K and in other filings we make with the SEC. We undertake no obligation to publicly update or revise any forward-looking statements to reflect subsequent events or circumstances, except as required by law.

Except where the context requires otherwise, the terms "Company," "we," "us," "our" and "KREF" refer to KKR Real Estate Finance Trust Inc., a Maryland corporation, and its subsidiaries; "Manager" refers to KKR Real Estate Finance Manager LLC, a Delaware limited liability company, our external manager; and "KKR" refers to KKR & Co. L.P., a Delaware limited partnership, and its subsidiaries.

PART I.

ITEM 1. BUSINESS

Our Company

KREF is a real estate finance company that focuses primarily on originating and acquiring senior loans secured by institutional-quality Commercial Real Estate ("CRE") properties that are owned and operated by experienced and well-capitalized sponsors and located in liquid markets with strong underlying fundamentals. Our target assets also include mezzanine loans, preferred equity and other debt-oriented instruments with these characteristics. Our investment objective is capital preservation and the generation of attractive risk-adjusted returns for our stockholders over the long term, primarily through dividends.

We began our investment activities in October 2014 with an initial commitment of $400.0 million from KKR. We raised an additional $438.1 million in equity commitments from third-party investors and certain current and former employees of, and consultants to, KKR that brought our total committed capital base to $838.1 million, which was fully drawn prior to our initial public offering ("IPO") that generated net proceeds of $225.9 million on May 5, 2017. We had a book value of $1,059.1 million as of December 31, 2017 and established a portfolio of diversified investments, consisting of performing senior loans, mezzanine loans, preferred equity and commercial mortgage-backed securities ("CMBS") B-Pieces, which had a value of $2,083.1 million.

We are organized as a holding company externally managed by our Manager, an indirect subsidiary of KKR & Co. L.P., and operate our business primarily through various subsidiaries in a single segment that originates, acquires, and finances our target assets.
We conduct our operations as a REIT for federal income tax purposes while seeking to avoid registration under the Investment Company Act of 1940, as amended, (the "Investment Company Act"). We generally will not be subject to U.S. federal income taxes on the portion of our annual net taxable income that we distribute to stockholders if we maintain our qualification as a REIT.
We are traded on the NYSE under the symbol “KREF.” We were incorporated in Maryland on October 2, 2014, and our principal executive offices are located at 9 West 57th Street, New York, New York.
Our Manager and KKR

We are externally managed by our Manager, an indirect subsidiary of KKR & Co. L.P., a leading global investment firm with a 40-year history of leadership, innovation and investment excellence. KKR manages multiple alternative asset classes including private equity, energy, infrastructure, real estate, and credit, with strategic manager partnerships that manage hedge funds. KKR & Co. L.P. is listed on the NYSE (NYSE: KKR ) and reported $168.5 billion of assets under management ("AUM") as of December 31, 2017. KKR's "One-Firm" culture encourages collaboration and leveraging resources and relationships across KKR to help find creative solutions for clients seeking capital and strategic partnerships. We believe our Manager's relationship with KKR and its differentiated global investment management platform provides us with significant advantages in sourcing, evaluating, underwriting and managing our investments.

In connection with the performance of its duties, our Manager benefits from the resources, relationships and expertise of KKR's real estate group ("KKR Real Estate"), which provides equity and debt capital across a variety of real estate sectors and strategies. Established in 2011 under the leadership of Ralph F. Rosenberg, Global Head of KKR Real Estate and Chairman of our board of directors, KKR Real Estate had $6.4 billion of AUM as of December 31, 2017. Mr. Rosenberg, who has 29 years of real estate equity and debt transaction experience, is supported at KKR Real Estate by a team of over 50 dedicated investment professionals across seven offices globally. We believe that KKR Real Estate's global relationships with property owners, managers, lenders, brokers and advisors and real-time knowledge derived from its broadly diversified real estate holdings provide our Manager with access to sourcing channels as well as operational and strategic insights to help our Manager evaluate and monitor individual investment opportunities. Additionally, our Manager leverages the proprietary information available to us through KKR's global investment platforms to conduct thorough underwriting and due diligence and develop a deeper understanding of the opportunities, risks and challenges of the investments that we review. Further, our Manager benefits from KKR Credit & Markets, comprised of a team of over 40 investment professionals that advise KKR's investment teams and portfolio companies on executing equity and debt capital markets solutions.

Our Manager is led by an experienced team of senior real estate investment professionals, including Christen E.J. Lee and Matthew A. Salem, our Co-Chief Executive Officers and Co-Presidents, and W. Patrick Mattson, our Chief Operating Officer,

who collectively average over 18 years of CRE experience. Our Manager's senior leadership team is supported by 12 other investment professionals with significant expertise in executing our investment strategy. Our Manager's investment committee, which is comprised of Messrs. Rosenberg, Lee, Salem, Mattson, and Jamie M. Weinstein, Global Co-Head of KKR Special Situations, advises and consults with our Manager and its investment professionals with respect to our investment strategy, portfolio construction, financing and investment guidelines and risk management and approves all of our investments.

Our Investment Strategy

Our investment strategy is to originate or acquire senior loans collateralized by institutional-quality CRE assets that are owned and operated by experienced and well-capitalized sponsors and located in liquid markets with strong underlying fundamentals. We also intend to invest in mezzanine loans, preferred equity and other debt-oriented instruments with these characteristics. Through our Manager, we have access to KKR's integrated, global real estate investment platform and its established sourcing, underwriting and structuring capabilities to develop our own view on value and evaluate and structure credit risk from an owner's and a lender's perspective. In addition, we believe that we benefit from our access to KKR's global network and real estate and other investment holdings, which provide our Manager with access to information and market data that is not available to many of our competitors. In many instances, we are able to make investments where we believe we have a sourcing, underwriting or execution advantage by leveraging the KKR brand, industry knowledge and proprietary relationships.

We pursue opportunities for which we believe that we are lending at a substantial discount to our Manager's view of intrinsic real estate value, which our Manager substantiates through an independent assessment of value. We also seek investment opportunities where there is the potential to increase the value of the underlying loan collateral through improving property management or implementing strategic capital improvement initiatives, and as such, focus on lending to sponsors with histories of successful execution in their respective asset classes or markets. Additionally, we endeavor to make loans with covenants and structural features that align the incentives of us and our borrowers to the extent that the operating performance of the underlying collateral deteriorates.

Our financing strategy and investment process are discussed in more detail in "—Our Financing Strategy" and "—Investment Guidelines" below.

Our Target Assets

Our target assets primarily include senior loans, as well as mezzanine loans, preferred equity and other debt-oriented investments:

•
Senior Loans—We focus on originating and acquiring senior loans that are backed by CRE properties. These loans are secured by real estate and evidenced by a first-priority mortgage. The loans may vary in duration, bear interest at a fixed or floating rate and amortize, and typically require a balloon payment of principal at maturity, but are typically anticipated to be floating rate and shorter-term duration. These investments may include whole loans or pari passu participations within such senior loans.

•
Mezzanine Loans—We may syndicate senior participations in our originated senior loans to other investors and retain a subordinated debt position for our portfolio, typically a mezzanine loan. We may also directly originate or acquire mezzanine loans. These are loans (including pari passu participations in such loans) made to the owner of a mortgage borrower and secured by a pledge of equity interests in the mortgage borrower. These loans are subordinate to a senior loan, but senior to the owner's equity. These loans may be tranched into senior and junior mezzanine loans, with the junior mezzanine lenders secured by a pledge of the equity interests in the more senior mezzanine borrower. The mezzanine lender typically has additional rights as compared to the more senior lenders, including the right to cure defaults under the senior loan and any senior mezzanine loan and purchase the senior loan and any senior mezzanine loan, in each case under certain circumstances following a default on the senior loan. Following a default on a mezzanine loan, and subject to negotiated terms with the mortgage lender or other mezzanine lenders, the mezzanine lender generally has the right to foreclose on its equity interest and become the owner of the property, directly or indirectly, subject to the lien of the senior loan and any other debt senior to it including any outstanding senior mezzanine loans.

•
Preferred Equity—We may make investments that are subordinate to any mortgage or mezzanine loan, but senior to the common equity of the mortgage borrower or owner of a mortgage borrower, as applicable. Preferred equity investments typically pay a preferred return from the investment's cash flow rather than interest payments and often have the right for such preferred return to accrue if there is insufficient cash flow for current payment. These interests are not secured by the underlying real estate, but upon the occurrence of a default, the preferred equity provider typically has the right to effect a change of control with respect to the ownership of the property.

•
CMBS B-Pieces (New Issue)—We may also make investments that consist of below investment-grade bonds comprising some or all of the BB-rated, B-rated and unrated tranches of a CMBS securitization pool. The underlying loans are typically aggregated into a pool and sold as securities to different investors. Under the pooling and servicing agreements that govern these pools, the loans are administered by a trustee and servicers, who act on behalf of all investors and distribute the underlying cash flows to the different classes of securities in accordance with their seniority. The below-investment grade securities that comprise each CMBS B-Piece have generally in the past been acquired in aggregate. Due to their first loss position, these investments are typically offered at a discount to par. These investments typically carry a 10-year weighted average life due to prepayment restrictions. We generally intend to hold these investments through maturity, but may, from time to time, opportunistically sell positions should liquidity become available or be required. Under the risk retention rules under the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") that went into effect in December 2016, CMBS B-Piece investments may also include BBB-rated securities and are subject to certain additional restrictions that, among other things, prohibit hedging CMBS B-Pieces or selling CMBS B-Pieces for a period of at least five years from the date the investment was made. We currently expect to make our CMBS B-Piece investments indirectly through our investment in an aggregator vehicle alongside KKR Real Estate Credit Opportunity Partners L.P. ("RECOP"), a recently established KKR-managed investment fund. See Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations—Our Portfolio."

•
Other Real Estate Securities—We may make investments in real estate that take the form of CMBS (other than CMBS B-Pieces) or Collateralized Loan Obligations ("CLO") that are collateralized by pools of real estate debt instruments, often senior loans. We may also acquire the debt securities of other REITs or other entities engaged in real estate operating or financing activities, but generally not for the purpose of exercising control over such entities.

Our Portfolio

We began operations in October 2014 and have established a portfolio of diversified investments, consisting of performing senior loans, mezzanine loans and CMBS B-Pieces, which had a value of $2,083.1 million as of December 31, 2017. We believe our current portfolio, comprised of target assets representative of our investment philosophy, validates our ability to execute on our stated market opportunity and investment strategy, including lending against high-quality real estate in liquid markets with strong fundamentals to experienced and well-capitalized sponsors. As we continue to scale our portfolio, we expect that our originations will be heavily weighted toward floating-rate loans. We expect the majority of our future investment activity to focus on originating floating-rate senior loans that we finance with our repurchase facilities, with a secondary focus on originated floating-rate loans for which we syndicate a senior position and retain a subordinated interest for our portfolio. As a result, we expect that the percentage of our target portfolio comprised of CMBS B-Pieces will decrease over time and the percentage of floating-rate investments, including senior loans, will increase over time. As of December 31, 2017, our portfolio had experienced no impairments and did not contain any legacy assets that were originated prior to October 2014. As of December 31, 2017, all of our investments were located in the United States. The following charts illustrate the diversification of our portfolio, based on type of investment, interest rate, underlying property type and geographic location, as of December 31, 2017:

The charts above are based on total assets. Total assets reflect (i) the principal amount of our senior and mezzanine loans; and (ii) the cost basis of our CMBS B-Pieces, net of variable interest entity ("VIE") liabilities. In accordance with GAAP, we carry our CMBS B-Pieces at fair value, which we valued above our cost basis as of December 31, 2017.

(A)
Excludes CMBS B-Pieces. Our CMBS B-Piece portfolio diversification is as follows and is inclusive of our $14.0 million investment in RECOP, an unconsolidated VIE of which KREF is not the primary beneficiary:

•
Property Type: Office (26.7%), Retail (24.9%), Hospitality (15.2%), Multifamily (10.4%), and Other (22.8%). As of December 31, 2017, no other individual property type comprised more than 10% of our total CMBS B‑Piece portfolio.

•
Geography: California (23.1%), Texas (12.0%), New York (10.2%), Illinois (6.6%), Florida (5.4%), and Other (42.7%). As of December 31, 2017, no other individual geography comprised more than 5% of our total CMBS B‑Piece portfolio.

•	Vintage: 2015 (58.5%), 2016 (30.6%), and 2017 (10.9%).

Our senior loans had a weighted average loan to value ratio ("LTV") of 67% as of December 31, 2017, and we have focused our portfolio on senior positions in the capital structure where the sponsor has meaningful cash or imputed equity subordinated to our position to provide what we believe is downside protection in the event of credit impairment at the asset level. As of December 31, 2017, we maintained a controlling position in all of our senior loans and subordinate debt positions (subject to the terms of our master repurchase agreements, as applicable).

For additional information regarding our portfolio as of December 31, 2017, see Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Our Financing Strategy

As part of our mortgage financing strategy, we may use both direct and structural leverage. Our use of direct leverage includes the utilization of repurchase facilities. In addition, we may use structural leverage by syndicating senior mortgage interests in our originated senior loans to other investors and creating subordinated interest that we retain for our portfolio. When utilizing direct leverage, our investment is secured by a first-mortgage lien on the real property underlying the loan and is subject to partial recourse by our lender under the repurchase facility. When utilizing structural leverage, our retained interest is generally a mezzanine loan, secured by a pledge of 100% of the equity ownership interests in the owner of the real property and is generally not subject to recourse. Our retained interest when utilizing structural leverage is subordinate to the lien of the third-party lender that owns the senior interest.

Master Repurchase Agreements

We have master repurchase agreements with Wells Fargo, Morgan Stanley, and Goldman Sachs, which provided us with advances of up to $1.8 billion in the aggregate as of December 31, 2017. See Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" for a summary of our master repurchase agreements and other financing arrangements.

Financing Risk Management

The amount of leverage employed on our assets will depend on our Manager's assessment of the credit, liquidity, price volatility and other risks of those assets and the financing counterparties and availability of particular types of financing at any given time.

We plan to maintain leverage levels appropriate to our specific portfolio. On average, we are targeting a leverage ratio on our senior loans of 3-to-1 on a debt to equity basis, as compared to our total leverage ratio of 1-to-1 as of December 31, 2017. We will endeavor to match the terms and indices of our assets and liabilities and will also seek to minimize the risks associated with mark-to-market and recourse borrowing.

Investment Guidelines

Under the management agreement with our Manager, our Manager is required to manage our business in accordance with certain investment guidelines, which include:

•	seeking to invest our capital in a broad range of investments in or relating to CRE debt;

•	not making investments that would cause us to fail to qualify as a REIT for U.S. federal income tax purposes;

•	not making investments that would cause us or any of our subsidiaries to be required to be registered as an investment company under the Investment Company Act;

•
allowing allocation of investment opportunities sourced by our Manager to one or more KKR funds advised by our Manager or its affiliates in addition to us, in accordance with the allocation policy then in effect, as applied by our Manager in a fair and equitable manner;

•
prior to the deployment of capital into investments, causing our capital to be invested in any short-term investments in money market funds, bank accounts, overnight repurchase agreements with primary federal reserve bank dealers collateralized by direct U.S. government obligations and other instruments or investments reasonably determined by our Manager to be of high quality; and

•
investing not more than 25% of our "equity" in any individual investment without the approval of a majority of our board of directors or a duly constituted committee of our board of directors (it being understood, however, that for purposes of the foregoing concentration limit, in the case of any investment that is comprised (whether through a structured investment vehicle or other arrangement) of securities, instruments or assets of multiple portfolio issuers, such investment for purposes of the foregoing limitation will be deemed to be multiple investments in such underlying securities, instruments and assets and not such particular vehicle, product or other arrangement in which they are aggregated).

Impact of Rising Interest Rates

Generally, our business model is such that rising interest rates will result in an increase to our earnings and dividend yield. As of December 31, 2017, 93.1% of our investments based on net equity earned interest over a floating-rate index and of those investments that were financed, all were financed with liabilities that pay interest over a floating-rate index, which resulted in a positive correlation to rising interest rates for our company.

Additionally, floating-rate senior loans typically have lower interest rate sensitivity and less susceptibility to price declines than fixed-rate investments when short-term rates rise. As a result, we believe that our investment strategy, which is primarily focused on originating or acquiring LIBOR-based senior loans, strategically positions our portfolio to earn attractive risk-adjusted yields in a rising interest rate environment.

With respect to our fixed-rate exposure in our portfolio, an increase in long-term interest rates could have a negative impact on the market value of those investments. Several factors would impact the ultimate market value, including but not limited to, the remaining duration, underlying LTV and credit profile today, credit spreads and other factors.

With respect to our fixed-rate CMBS portfolio, rising interest rates could have a negative effect on the value of the securities in our portfolio. Our CMBS securities are purchased at a substantial discount to their face amount and are much more sensitive to changes in the underlying credit of the securities and credit spreads than to fluctuations in interest rates. However, an increase in long-term rates, with other factors held constant, may have a negative impact on the market value of the CMBS portfolio.

(1)	As of December 31, 2017. Assumes loans are drawn up to maximum approved advance rate based on current principal amount outstanding as of December 31, 2017.

For a further discussion, see Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosures About Market Risk—Interest Rate Risk."

Taxation of the Company

We elected to be treated as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2014 and expect to continue to operate so as to qualify as a REIT. So long as we qualify as a REIT, we generally will not be subject to U.S. federal income tax on net taxable income that we distribute annually to our stockholders. In order to qualify as a REIT for U.S. federal income tax purposes, we must continually satisfy tests concerning, among other things, the real estate qualification of sources of our income, the composition and values of our assets, the amounts we distribute to our stockholders and the diversity of ownership of our stock. In order to comply with REIT requirements, we may need to forego otherwise attractive opportunities and limit our expansion opportunities and limit the manner in which we conduct our operations.

See Part I, Item 1A. "Risk Factors—Risks Related to our REIT Status and Certain Other Tax Considerations."

Competition

We are engaged in a competitive business. In our lending and investing activities, we compete for opportunities with a variety of institutional lenders and investors, including other REITs, specialty finance companies, public and private funds (including funds that KKR or its affiliates may in the future sponsor, advise and/or manage), commercial and investment banks, commercial finance and insurance companies and other financial institutions. Several other REITs have raised, or are expected to raise, significant amounts of capital, and may have investment objectives that overlap with ours, which may create additional competition for lending and investment opportunities. Some competitors may have a lower cost of funds and access to funding sources that are not available to us. Many of our competitors are not subject to the operating constraints associated with REIT rule compliance or maintenance of an exclusion from registration under the Investment Company Act. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of loans and investments, offer more attractive pricing or other terms and establish more relationships than us. Furthermore, competition for originations of and investments in our target assets may lead to the yields of such assets decreasing, which may further limit our ability to generate satisfactory returns.

In addition, changes in the financial regulatory regime could decrease the current restrictions on banks and other financial institutions and allow them to compete with us for investment opportunities that were previously not available to them. See Part I, Item 1A. "Risk Factors—Risks Related to Our Company—Changes in laws or regulations governing our operations, changes in the interpretation thereof or newly enacted laws or regulations and any failure by us to comply with these laws or regulations, could require changes to certain of our business practices, negatively impact our operations, cash flow or financial condition, impose additional costs on us, subject us to increased competition or otherwise adversely affect our business."

We believe access to our Manager's and KKR's professionals and their industry expertise and relationships provide us with competitive advantages in assessing risks and determining appropriate pricing for potential investments. We believe these relationships will enable us to compete more effectively for attractive investment opportunities. However, we may not be able to achieve our business goals or expectations due to the competitive risks that we face. For additional information concerning these competitive risks, see Part I, Item 1A. "Risk Factors—Risks Related to Our Lending and Investment Activities—We operate in a competitive market for lending and investment opportunities, and competition may limit our ability to originate or acquire desirable loans and investments or dispose of assets we target and could also affect the yields of these assets and have a material adverse effect on our business, financial condition and results of operations."

Employees

We do not have any employees. We are externally managed by our Manager pursuant to the management agreement between our Manager and us. Our executive officers are employees of our Manager or one or more of its affiliates. See "—Our Manager and KKR."
Additional Information Available

Our website address is www.kkrreit.com. Information on our website is not incorporated by reference herein and is not a part of this Annual Report on Form 10-K. We make available free of charge on our website or provide a link on our website to our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after those reports are electronically filed with, or furnished to, the SEC. To access these filings, go to the “Investor Relations” page on our website, then click on “SEC Filings”. You may also read and copy any document we file at the SEC’s Public Reference Room located at 100 F Street, N.E., Washington, DC 20549. Please call the SEC at 1-800-SEC-0330 for further information on the Public Reference Room. Our SEC filings are also available to the public from the SEC’s internet site at http://www.sec.gov.

From time to time, we may use our website at www.kkrreit.com as a channel of distribution of material information. Financial and other material information regarding our company is routinely posted and accessible on our website. In addition, you may automatically receive e-mail alerts and other information about our company by enrolling your e-mail address by visiting the “E-mail Alerts” section of the “Investor Relations” page on our website.

ITEM 1A. RISK FACTORS

The following risks could materially and adversely affect our business, financial condition, and results of operations, and the trading price of our common stock could decline. These risk factors do not identify all risks that we face, and our operations could also be affected by factors that are not presently known to us or that we currently consider to be immaterial to our operations. Due to risks and uncertainties, known and unknown, our past financial results may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods. Refer also to the other information set forth in this Annual Report on Form 10-K, including “Management’s Discussion and Analysis of
Financial Condition and Results of Operations” and our financial statements and the related notes thereto.

Risks Related to Our Lending and Investment Activities

We operate in a competitive market for lending and investment opportunities, and competition may limit our ability to originate or acquire desirable loans and investments or dispose of assets we target and could also affect the yields of these assets and have a material adverse effect on our business, financial condition and results of operations.

A number of entities compete with us to make the types of loans and investments we seek to originate or acquire. Our profitability depends, in large part, on our ability to originate or acquire target assets on attractive terms. In originating or acquiring target assets, we compete with a variety of institutional lenders and investors, including other REITs, specialty finance companies, public and private funds (including funds that KKR or its affiliates may in the future sponsor, advise and/or manage), commercial and investment banks, commercial finance and insurance companies and other financial institutions. Several other REITs have raised, or are expected to raise, significant amounts of capital, and may have investment objectives that overlap with ours, which may create additional competition for lending and investment opportunities. Some competitors may have a lower cost of funds and access to funding sources that are not available to us, such as the U.S. government. Many of our competitors are not subject to the operating constraints associated with REIT rule compliance or maintenance of an exclusion from registration under the Investment Company Act. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of loans and investments, offer more attractive pricing or other terms and establish more relationships than us. Furthermore, competition for originations of and investments in our target assets may lead to the yields of such assets decreasing, which may further limit our ability to generate satisfactory returns. In addition, changes in the financial regulatory regime resulting from the current administration could decrease the current restrictions on banks and other financial institutions and allow them to compete with us for investment opportunities that were previously not available to them. "—Risks Related to Our Company—Changes in laws or regulations governing our operations, changes in the interpretation thereof or newly enacted laws or regulations and any failure by us to comply with these laws or regulations, could require changes to certain of our business practices, negatively impact our operations, cash flow or financial condition, impose additional costs on us, subject us to increased competition or otherwise adversely affect our business."

As a result of this competition, desirable loans and investments in our target assets may be limited in the future and we may not be able to take advantage of attractive lending and investment opportunities from time to time. We can provide no assurance that we will be able to identify and originate loans or make investments that are consistent with our investment objectives. We cannot assure you that the competitive pressures we face will not have a material adverse effect on our business, financial condition and results of operations.

In addition, our investment strategy with respect to certain types of investments may depend, in part, on our ability to enter into satisfactory relationships with joint ventures, operating partners and/or strategic co-investors. There can be no assurance that current relationships with such parties, such as SteepRock, will continue (whether on currently applicable terms or otherwise) or that we will be able to establish relationships with other such persons in the future if desired and on terms favorable to us.

Our loans and investments expose us to risks associated with debt-oriented real estate investments generally.

We seek to invest primarily in debt investments in or relating to real estate assets. Any deterioration of real estate fundamentals generally, and in the United States in particular, could negatively impact our performance, increase the default risk applicable to borrowers, and/or make it relatively more difficult for us to generate attractive risk-adjusted returns. Changes in general economic conditions will affect the creditworthiness of borrowers and/or the value of underlying real estate collateral relating to our investments and may include economic and/or market fluctuations, changes in environmental, zoning and other laws, casualty or condemnation losses, regulatory limitations on rents, decreases in property values, changes in the appeal of properties to tenants, changes in supply and demand of real estate products, fluctuations in real estate fundamentals (including average occupancy and room rates for hotel properties), energy and supply shortages, various uninsured or uninsurable risks, natural disasters, terrorism, acts of war, changes in government regulations (such as rent control), political and legislative uncertainty, changes in real property tax rates and operating expenses, changes in interest rates, changes in the availability of debt financing and/or mortgage funds which may render the sale or refinancing of properties difficult or impracticable, increased mortgage defaults, increases in borrowing rates, negative developments in the economy that depress travel activity, demand and/or real estate values generally and other factors that are beyond our control.

We cannot predict the degree to which economic conditions generally, and the conditions for real estate debt investing in particular, will improve or decline. Any declines in the performance of the U.S. and global economies or in the real estate debt markets could have a material adverse effect on our business, financial condition, and results of operations.

Mezzanine loans, preferred equity and other investments that are subordinated or otherwise junior in an issuer's capital structure and that involve privately negotiated structures expose us to greater risk of loss.

We invest in debt instruments (including CMBS B-Pieces) and preferred equity that are subordinated or otherwise junior in an issuer's capital structure and that involve privately negotiated structures. Our investments in subordinated debt and mezzanine tranches of a borrower's capital structure and our remedies with respect thereto, including the ability to foreclose on any collateral securing such investments, are subject to the rights of any senior creditors and, to the extent applicable, contractual intercreditor and/or participation agreement provisions. Significant losses related to such loans or investments could adversely affect our results of operations and financial condition.

Investments in subordinated debt involve greater credit risk of default than the senior classes of the issue or series. As a result, with respect to our investments in CMBS B-Pieces, mezzanine loans and other subordinated debt, we would potentially receive payments or interest distributions after, and must bear the effects of losses or defaults on the senior debt (including underlying senior loans, senior mezzanine loans, B-Notes, preferred equity or senior CMBS bonds, as applicable) before, the holders of other more senior tranches of debt instruments with respect to such issuer. As the terms of such loans and investments are subject to contractual relationships among lenders, co-lending agents and others, they can vary significantly in their structural characteristics and other risks.

Mezzanine loans are by their nature structurally subordinated to more senior property-level financings. If a borrower defaults on our mezzanine loan or on debt senior to our loan, or if the borrower is in bankruptcy, our mezzanine loan will be satisfied only after the property-level debt and other senior debt is paid in full. As a result, a partial loss in the value of the underlying collateral can result in a total loss of the value of the mezzanine loan. In addition, even if we are able to foreclose on the underlying collateral following a default on a mezzanine loan, we would be substituted for the defaulting borrower and, to the extent income generated on the underlying property is insufficient to meet outstanding debt obligations on the property, may need to commit substantial additional capital and/or deliver a replacement guarantee by a creditworthy entity, which could include us, to stabilize the property and prevent additional defaults to lenders with existing liens on the property.

Investments in preferred equity involve a greater risk of loss than conventional debt financing due to a variety of factors, including their non-collateralized nature and subordinated ranking to other loans and liabilities of the entity in which such preferred equity is held. Accordingly, if the issuer defaults on our investment, we would only be able to proceed against such entity in accordance with the terms of the preferred equity, and not against any property owned by such entity. Furthermore, in the event of bankruptcy or foreclosure, we would only be able to recoup our investment after all lenders to, and other creditors of, such entity are paid in full. As a result, we may lose all or a significant part of our investment, which could result in significant losses.

In addition, our investments in senior loans may be effectively subordinated to the extent we borrow under a warehouse loan (which can be in the form of a repurchase agreement) or similar facility and pledge the senior loan as collateral. Under these arrangements, the lender has a right to repayment of the borrowed amount before we can collect on the value of the senior loan, and therefore if the value of the pledged senior loan decreases below the amount we have borrowed, we would experience a loss.

We may not have control over certain of our loans and investments.

Our ability to manage our portfolio of loans and investments may be limited by the form in which they are made. In certain situations, we may:

•	acquire investments subject to rights of senior classes, special servicers or collateral managers under intercreditor, servicing agreements or securitization documents;

•	pledge our investments as collateral for financing arrangements;

•	acquire only a minority and/or a non-controlling participation in an underlying investment;

•	co-invest with others through partnerships, joint ventures or other entities, thereby acquiring non-controlling interests; or

•	rely on independent third-party management or servicing with respect to the management of an asset.

Therefore, we may not be able to exercise control over all aspects of our loans or investments. Such financial assets may involve risks not present in investments where senior creditors, junior creditors, servicers or third parties controlling investors are not involved. Our rights to control the process following a borrower default may be subject to the rights of senior or junior creditors or servicers whose interests may not be aligned with ours. A partner or co-venturer may have financial difficulties resulting in a negative impact on such asset, may have economic or business interests or goals that are inconsistent with ours, or may be in a position to take action contrary to our investment objectives. In addition, we may, in certain circumstances, be liable for the actions of our partners or co-venturers.

CRE-related investments that are secured, directly or indirectly, by real property are subject to delinquency, foreclosure and loss, which could result in losses to us.

CRE debt instruments that are secured by commercial property are subject to risks of delinquency and foreclosure and risks of loss that are greater than similar risks associated with loans made on the security of single-family residential property. The ability of a borrower to repay a loan secured by an income-producing property typically is dependent primarily upon the successful operation of the property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower's ability to repay the loan may be impaired. Net operating income of an income-producing property can be affected by, among other things:

•	tenant mix and tenant bankruptcies;

•	success of tenant businesses;

•	property management decisions, including with respect to capital improvements, particularly in older building structures;

•	property location and condition;

•	competition from other properties offering the same or similar services;

•	changes in laws that increase operating expenses or limit rents that may be charged;

•	any liabilities relating to environmental matters at the property;

•	changes in national, regional or local economic conditions and/or specific industry segments;

•	declines in national, regional or local real estate values;

•	declines in national, regional or local rental or occupancy rates;

•	changes in interest rates and in the state of the credit and securitization markets and the debt and equity capital markets, including diminished availability or lack of debt financing for CRE;

•	changes in real estate tax rates and other operating expenses;

•	changes in governmental rules, regulations and fiscal policies, including income tax regulations and environmental legislation;

•	acts of God, terrorism, social unrest and civil disturbances, which may decrease the availability of or increase the cost of insurance or result in uninsured losses; and

•	adverse changes in zoning laws.

In addition, we are exposed to the risk of judicial proceedings with our borrowers and entities in which we invest, including bankruptcy or other litigation, as a strategy to avoid foreclosure or enforcement of other rights by us as a lender or investor. In the event that any of the properties or entities underlying or collateralizing our loans or investments experiences any of the foregoing events or occurrences, the value of, and return on, such investments could decline and could adversely affect our results of operations and financial condition.

Fluctuations in interest rates could reduce our ability to generate income on our loans and other investments, which could lead to a significant decrease in our results of operations.

Our primary interest rate exposures will relate to the yield on our investments and the financing cost of debt, as well as any interest rate swaps that we utilize for hedging purposes. Changes in interest rates will affect our net income from loans and other investments, which is the difference between the interest and related income earned on interest-earning investments and the interest and related expense incurred in financing these investments. Interest rate fluctuations resulting in our interest and related expense exceeding interest and related income would result in operating losses for us. Changes in the level of interest rates may also affect our ability to make loans or investments and the value of our loans and investments. Changes in interest rates may also negatively affect demand for loans and could result in higher borrower default rates.

Loans on properties in transition will involve a greater risk of loss than conventional mortgage loans.

We may invest in transitional loans to borrowers who are typically seeking short-term capital to be used in an acquisition or rehabilitation of a property. The typical borrower under a transitional loan has usually identified an undervalued asset that has been under-managed and/or is located in a recovering market. If the market in which the asset is located fails to improve according to the borrower's projections, or if the borrower fails to improve the quality of the asset's management and/or the value of the asset, the borrower may not receive a sufficient return on the asset to satisfy the transitional loan, and we bear the risk that we may not recover some or all of our investment.

In addition, borrowers usually use the proceeds of a conventional mortgage to repay a transitional loan. Transitional loans therefore are subject to risks of a borrower's inability to obtain permanent financing to repay the transitional loan. In the event of any default under transitional loans that may be held by us, we bear the risk of loss of principal and non-payment of interest and fees to the extent of any deficiency between the value of the mortgage collateral and the principal amount and unpaid interest of the transitional loan. To the extent we suffer such losses with respect to these transitional loans, it could adversely affect our results of operations and financial condition.

Prepayment rates may adversely affect the value of our portfolio of assets.

Generally, our borrowers may repay their loans prior to their stated final maturities. In periods of declining interest rates and/or credit spreads, prepayment rates on loans generally increase. If general interest rates or credit spreads decline at the same time, the proceeds of such prepayments received during such periods are likely to be reinvested by us in assets yielding less than the yields on the assets that were prepaid. We may not be able to reinvest the principal repaid at the same or higher yield of the original investment. In addition, the value of our assets may be affected by prepayment rates on loans. If we originate or acquire mortgage-related securities or a pool of mortgage securities, we anticipate that the underlying mortgages will prepay at a projected rate generating an expected yield. If we purchase assets at a premium to par value, when borrowers prepay their loans faster than expected, the corresponding prepayments on the mortgage-related securities may reduce the expected yield on such securities because we will have to amortize the related premium on an accelerated basis. Conversely, if we purchase assets at a discount to par value, when borrowers prepay their loans slower than expected, the decrease in corresponding prepayments on the mortgage-related securities may reduce the expected yield on such securities because we will not be able to accrete the related discount as quickly as originally anticipated. In addition, as a result of the risk of prepayment, the market value of the prepaid assets may benefit less than other fixed income securities from declining interest rates.

Prepayment rates on loans may be affected by a number of factors including, but not limited to, the then-current level of interest rates and credit spreads, fluctuations in asset values, the availability of mortgage credit, the relative economic vitality of the area in which the related properties are located, the servicing of the loans, possible changes in tax laws, other opportunities for investment, and other economic, social, geographic, demographic and legal factors and other factors beyond our control. Consequently, such prepayment rates cannot be predicted with certainty and no strategy can completely insulate us from prepayment or other such risks.

Difficulty in redeploying the proceeds from repayments of our existing loans and investments may cause our financial performance and returns to investors to suffer.

In light of our investment strategy and the need to be able to deploy capital quickly to capitalize on potential investment opportunities, we may from time to time maintain cash pending deployment into investments, which may at times be significant. Such cash may be held in an account of ours for the benefit of stockholders or may be invested in money market accounts or other similar temporary investments. While the duration of such holding period is expected to be relatively short, in the event we are unable to find suitable investments, such cash positions may be maintained for longer periods. It is not anticipated that the temporary investment of such cash into money market accounts or other similar temporary investments pending deployment into investments will generate significant interest, and such low interest payments on the temporarily invested cash may adversely affect our financial performance and returns to investors.

The due diligence process that our Manager undertakes in regard to investment opportunities may not reveal all facts that may be relevant in connection with an investment and if our Manager incorrectly evaluates the risks of our investments, we may experience losses.

Before making investments for us, our Manager conducts due diligence that it deems reasonable and appropriate based on the facts and circumstances relevant to each potential investment. When conducting diligence, our Manager may be required to evaluate important and complex business, financial, tax, accounting, environmental and legal issues. Outside consultants, legal advisors, accountants and investment banks may be involved in the due diligence process in varying degrees depending on the type of potential investment. Our Manager's loss estimates may not prove accurate, as actual results may vary from estimates. If our Manager underestimates the asset-level losses relative to the price we pay for a particular investment, we may experience losses with respect to such investment.

In addition, it is difficult for real estate debt investors in certain circumstances to receive full transparency with respect to underlying investments because transactions are often effectuated on an indirect basis through pools or conduit vehicles rather than directly with the borrower. Loan structures or the terms of investments may make it difficult for us to monitor and evaluate investments. Therefore, we cannot assure you that our Manager will have knowledge of all information that may adversely affect such investment.

Investments may be concentrated in terms of geography, asset types and sponsors, which could subject us to increased risk of loss.

We are not required to observe specific diversification criteria, except as may be set forth in the investment guidelines adopted by our board of directors. Therefore, our investments in our target assets may at times be concentrated in certain property types that may be subject to higher risk of default or foreclosure, or secured by properties concentrated in a limited number of geographic locations.

To the extent that our assets are concentrated in any one region, sponsor or type of asset, economic and business downturns generally relating to such type of asset, sponsor or region may result in defaults on a number of our investments within a short time period, which could adversely affect our results of operations and financial condition. In addition, because of asset concentrations, even modest changes in the value of the underlying real estate assets could have a significant impact on the value of our investment. As a result of any high levels of concentration, any adverse economic, political or other conditions that disproportionately affects those geographic areas or asset classes could have a magnified adverse effect on our results of operations and financial condition, and the value of our stockholders' investments could vary more widely than if we invested in a more diverse portfolio of loans.

Our investments in CMBS pose additional risks, including the risk that we will not be able to recover some or all of our investment, the possibility that the CMBS market will be significantly affected by current or future regulation and the risk that we will not be able to hedge or transfer our CMBS B-Piece investments for a significant period of time.

We have invested and may from time to time invest in pools or tranches of CMBS. The collateral underlying CMBS generally consists of commercial mortgages or real property that have a multifamily or commercial use, such as retail space, office buildings, warehouse property and hotels. CMBS have been issued in a variety of issuances, with varying structures including senior and subordinated classes. Our investments in CMBS are subject to losses. In general, losses on a mortgaged property securing a senior loan included in a securitization will be borne first by the equity holder of the property, then by a cash reserve fund or letter of credit, if any, then by the holder of a mezzanine loan or B-Note, if any, then by the "first loss" subordinated security holder (generally, the B-Piece buyer) and then by the holder of a higher-rated security. In the event of default and the exhaustion of any equity support, reserve fund, letter of credit, mezzanine loans or B-Notes, and any classes of securities junior to those in which we invest, we will not be able to recover some or all of our investment in the securities we purchase. There can be no assurance that our CMBS underwriting practices will yield their desired results and there can be no assurance that we will be able to effectively achieve our investment objective or that projected returns will be achieved.

In addition, the CMBS market may be significantly affected by current or future regulation. The risk retention rules under the Dodd-Frank Act, which generally require a sponsor of a CMBS transaction to retain, directly or indirectly, at least 5% of the credit risk of the securitized assets collateralizing the CMBS, went into effect in December 2016. The impact of these requirements on the CMBS securitization market generally are uncertain and may result in many CMBS market participants ceasing origination of and investment in CMBS, a lack of liquidity in the CMBS market and increased costs in CMBS transactions. As a result, there may be little or no CMBS investment opportunities available to us and any opportunities that are available may be less attractive than CMBS opportunities prior to the effectiveness of the risk retention rules. The rules may also negatively affect the market value of our current CMBS holdings as well as the larger commercial real estate debt markets.

If we invest in a CMBS B-Piece because a sponsor of a CMBS utilizes us as an eligible third-party purchaser to satisfy the risk retention rules under the Dodd-Frank Act, we will be required to meet certain conditions, including holding the related CMBS B-Piece, without transferring or hedging the CMBS B-Piece, for a significant period of time (at least five years), which could prevent us from mitigating losses on the CMBS B-Piece. Even if we seek to transfer the CMBS B-Piece after five years, any subsequent purchaser of the CMBS B-Piece will be required to satisfy the same conditions that we were required to satisfy when we acquired the interest from the CMBS sponsor. Accordingly, no assurance can be given that any secondary market liquidity will exist for such CMBS B-Pieces.

We currently expect to make our CMBS B-Piece investments indirectly through our investment in an aggregator vehicle alongside RECOP, a KKR-managed investment fund. See "—Risks Related to Our Relationship with Our Manager and Its Affiliates—There are various conflicts of interest in our relationship with KKR, including with our Manager and in the allocation of investment opportunities to KKR investment vehicles and us, which could result in decisions that are not in the best interests of our stockholders" and Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations—Our Portfolio."

We may need to foreclose on certain of the loans we originate or acquire, which could result in losses that harm our results of operations and financial condition.

We may find it necessary or desirable to foreclose on certain of the loans we originate or acquire, and the foreclosure process may be lengthy and expensive. Whether or not we have participated in the negotiation of the terms of any such loans, we cannot assure you as to the adequacy of the protection of the terms of the applicable loan, including the validity or enforceability of the loan and the maintenance of the anticipated priority and perfection of the applicable security interests. Furthermore, claims may be asserted by lenders or borrowers that might interfere with enforcement of our rights. Borrowers may resist foreclosure actions by asserting numerous claims, counterclaims and defenses against us, including, without limitation, lender liability claims and defenses, even when the assertions may have no basis in fact, in an effort to prolong the foreclosure action and seek to force the lender into a modification of the loan or a favorable buy-out of the borrower's position in the loan. In some states, foreclosure actions can take several years or more to litigate. At any time prior to or during the foreclosure proceedings, the borrower may file for bankruptcy, which would have the effect of staying the foreclosure actions and further delaying the foreclosure process and potentially results in a reduction or discharge of a borrower's debt. Foreclosure may create a negative public perception of the related property, resulting in a diminution of its value. Even if we are successful in foreclosing on a loan, the liquidation proceeds upon sale of the underlying real estate may not be sufficient to recover our cost basis in the loan, resulting in a loss. Furthermore, any costs or delays involved in the foreclosure of the loan or a liquidation of the underlying property will further reduce the net proceeds and, thus, increase any such loss to us.

We may be subject to lender liability claims, and if we are held liable under such claims, we could be subject to losses.

In recent years, a number of judicial decisions have upheld the right of borrowers to sue lending institutions on the basis of various evolving legal theories, collectively termed "lender liability." Generally, lender liability is founded on the premise that a lender has either violated a duty, whether implied or contractual, of good faith and fair dealing owed to the borrower or has assumed a degree of control over the borrower resulting in the creation of a fiduciary duty owed to the borrower or its other creditors or stockholders. No assurance can be given that such claims will not arise or that we will not be subject to significant liability if a claim of this type did arise.

Any distressed loans or investments we make, or loans and investments that later become distressed, may subject us to losses and other risks relating to bankruptcy proceedings.

While our investment strategy focuses primarily on investments in "performing" real estate-related interests, our investment program may include making distressed investments from time to time (e.g., investments in defaulted, out-of-favor or distressed bank loans and debt securities) or may involve investments that become "non-performing" following our acquisition thereof. Certain of our investments may, therefore, include specific securities of companies that typically are highly leveraged, with significant burdens on cash flow and, therefore, involve a high degree of risk of substantial or total losses on our investments and in certain circumstances, may become subject to certain additional potential liabilities that may exceed the value of our original investment therein. For example, under certain circumstances, a lender who has inappropriately exercised control over the management and policies of a debtor may have its claims subordinated or disallowed or may be found liable for damages suffered by parties as a result of such actions. In any reorganization or liquidation proceeding relating to our investments, we may lose our entire investment, may be required to accept cash or securities with a value less than our original investment and/or may be required to accept payment over an extended period of time. In addition, under certain circumstances, payments to us and distributions by us to the stockholders may be reclaimed if any such payment or distribution is later determined to have been a fraudulent conveyance, preferential payment or similar transaction under applicable bankruptcy and insolvency laws. Furthermore, bankruptcy laws and similar laws applicable to administrative proceedings may delay our ability to realize on collateral for loan positions held by us or may adversely affect the priority of such loans through doctrines such as equitable subordination or may result in a restructure of the debt through principles such as the "cramdown" provisions of the bankruptcy laws.

We may experience a decline in the fair value of our assets.

A decline in the fair value of our assets may require us to recognize an "other-than-temporary" impairment against such assets under GAAP if we were to determine that, with respect to any assets in unrealized loss positions, we do not have the ability and intent to hold such assets to maturity or for a period of time sufficient to allow for recovery to the original acquisition cost of such assets. If such a determination were to be made, we would recognize unrealized losses through earnings and write down the amortized cost of such assets to a new cost basis, based on the fair value of such assets on the date they are considered to be other-than-temporarily impaired. Such impairment charges reflect non-cash losses at the time of recognition; subsequent disposition or sale of such assets could further affect our future losses or gains, as they are based on the difference between the sale price received and adjusted amortized cost of such assets at the time of sale. If we experience a decline in the fair value of our assets, it could adversely affect our results of operations and financial condition.

Some of our portfolio investments may be recorded at fair value and, as a result, there will be uncertainty as to the value of these investments.

Some or all of our portfolio investments may be in the form of positions or securities that are not publicly traded and are recorded at their estimated fair value. The fair value of investments that are not publicly traded may not be readily determinable. Our Manager will value these investments at fair value which may include unobservable inputs. Because such valuations are subjective, the fair value of certain of our assets may fluctuate over short periods of time and our Manager's determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. Our results of operations and financial condition could be adversely affected if our Manager's determinations regarding the fair value of these investments were materially higher than the values that we ultimately realize upon their disposal.

We may invest in derivative instruments, which would subject us to increased risk of loss.

Subject to maintaining our qualification as a REIT, we may also invest in, or use as part of our investment strategy, certain derivative instruments, including swaps, futures, forwards and options. Generally, a derivative is a financial contract the value of which depends upon, or is derived from, the value of an underlying asset, reference rate or index and may relate to individual debt or equity instruments, interest rates, currencies or currency exchange rates, commodities, related indices or other assets. The gross returns to be exchanged or swapped between the parties under a derivative instrument are generally calculated with respect to a "notional amount," which may be significantly greater than the amount of cash or assets required to establish or maintain the derivative position. Accordingly, trading in derivative instruments can result in large amounts of leverage, which may magnify the gains and losses experienced by us in respect of derivative instruments and may result in a loss of capital that is more exaggerated than would have resulted from an investment that did not involve the use of leverage inherent in the derivative contract.

While the judicious use of derivative instruments can be beneficial, such instruments involve risks different from, and, in certain cases, greater than, the risks presented by more traditional investments. Many of the derivative instruments used by us will be privately negotiated in over-the-counter ("OTC") markets. Such derivatives are highly specialized instruments that require investment techniques and risk analyses different from those associated with equities and bonds. The use of derivative instruments also requires an understanding not only of the underlying asset, reference rate or index but also of the derivative itself, without the benefit of observing the performance of the derivative under all possible market conditions. The use of derivative instruments may also require us to sell or purchase portfolio securities at inopportune times or for prices below or above the current market values, may limit the amount of appreciation we can realize on an investment or may cause us to hold a security that it might otherwise want to sell. We may also have to defer closing out certain derivative positions to avoid adverse tax consequences and there may be situations in which derivative instruments are not elected that result in losses greater than if such instruments had been used. Furthermore, amounts paid by us as premiums and cash or other assets held in margin accounts with respect to our derivative instruments would not be available to us for other investment purposes, which may result in lost opportunities for gain.
Investing in derivative instruments may present various additional market and counterparty-related risks including, but not limited to:

•
Lack of Liquidity: Derivative instruments, especially when purchased in large amounts, may not be liquid in all circumstances, so that in volatile markets we may not be able to close out a position without incurring a loss. Although both OTC and exchange-traded derivative markets may experience the lack of liquidity, OTC non-standardized derivative transactions are generally less liquid than exchange-traded instruments, particularly because participants in OTC markets are not required to make continuous markets in the contracts they trade.

•
Volatility: The prices of derivative instruments, including swaps, futures, forwards and options, are highly volatile and such instruments may subject us to significant losses. The value of such derivatives also depends upon the price of the underlying asset, reference rate or index, which may also be subject to volatility. In addition, actual or implied daily limits on price fluctuations and speculative position limits on the exchanges or OTC markets in which we may conduct our transactions in derivative instruments may prevent prompt liquidation of positions, subjecting us to the potential of greater losses. Derivative instruments that may be purchased or sold by us may include instruments not traded on an exchange. The risk of nonperformance by the obligor on such an instrument may be greater and the ease with which we can dispose of or enter into closing transactions with respect to such an instrument may be less than in the case of an exchange-traded instrument. In addition, significant disparities may exist between "bid" and "asked" prices for derivative instruments that are traded OTC and not on an exchange. Such OTC derivatives are also typically not subject to the same type of investor protections or governmental regulation as exchange traded instruments.

•
Imperfect Correlation: When used for hedging purposes, an imperfect or variable degree of correlation between price movements of the derivative instrument and the underlying asset, reference rate or index sought to be hedged may prevent us from achieving the intended hedging effect or expose us to the risk of loss. The imperfect correlation between the value of a derivative and the underlying assets may result in losses on the derivative transaction that are greater than the gain in the value of the underlying assets in our portfolio.

•
Valuation Risk: The derivative instruments used by us may be difficult to value or involve the risk of mispricing or improper valuation, especially where the markets for such derivatives instruments are illiquid and/or such derivatives involve complex structures, or where there is imperfect correlation between the value of the derivative instrument and the underlying asset, reference rate or index.

•
Counterparty Risk: Derivative instruments also involve exposure to counterparty risk, since contract performance depends in part on the financial condition of the counterparty. See "—Risks Related to Our Financing and Hedging —We will be subject to counterparty risk associated with any hedging activities."

Additionally, our Manager may cause us to take advantage of investment opportunities with respect to derivative instruments that are neither presently contemplated nor currently available, but which may be developed in the future, to the extent such opportunities are both consistent with our investment objectives and legally permissible. Any such investments may expose us to unique and presently indeterminate risks, the impact of which may not be capable of determination until such instruments are developed and/or our Manager determines to make such an investment on our behalf.

We may invest in non-performing real estate loans and participations.

During an economic downturn or recession, securities of financially troubled or operationally troubled issuers are more likely to go into default than securities of other issuers. Securities of financially troubled issuers and operationally troubled issuers are less liquid and more volatile than securities of companies not experiencing financial difficulties. The market prices of such securities are subject to erratic and abrupt market movements and the spread between bid and ask prices may be greater than normally expected. Investment in the securities of financially troubled issuers and operationally troubled issuers involves a high degree of credit and market risk.

In certain limited cases (e.g., in connection with a workout, restructuring and/or foreclosing proceedings involving one or more of our debt investments), the success of our investment strategy with respect thereto will depend, in part, on our ability to effectuate loan modifications and/or restructures. The activity of identifying and implementing any such restructuring programs entails a high degree of uncertainty. There can be no assurance that we will be able to successfully identify and implement such restructuring programs. Further, such modifications and/or restructuring may entail, among other things, a substantial reduction in the interest rate and a substantial writedown of the principal of such loan, debt securities or other interests. However, even if a restructuring were successfully accomplished, a risk exists that, upon maturity of such real estate loan, debt securities or other interests replacement "takeout" financing will not be available.

These financial difficulties may never be overcome and may cause borrowers to become subject to bankruptcy or other similar administrative and operating proceedings. There is a possibility that we may incur substantial or total losses on our investments and in certain circumstances, become subject to certain additional potential liabilities that may exceed the value of our original investment therein. For example, under certain circumstances, a lender who has inappropriately exercised control over the management and policies of a debtor may have its claims subordinated or disallowed or may be found liable for damages suffered by parties as a result of such actions. In any reorganization or liquidation proceeding relating to our investments, we may lose our entire investment, may be required to accept cash or securities with a value less than our original investment and/or may be required to accept payment over an extended period of time. In addition, under certain circumstances, payments to us and distributions by us to the stockholders may be reclaimed if any such payment or distribution is later determined to have been a fraudulent conveyance, preferential payment or similar transaction under applicable bankruptcy and insolvency laws. Furthermore, bankruptcy laws and similar laws applicable to administrative proceedings may delay our ability to realize value on collateral for loan positions held by us or may adversely affect the priority of such loans through doctrines such as equitable subordination or may result in a restructure of the debt through principles such as the "cramdown" provisions of the bankruptcy laws.

Transactions denominated in foreign currencies may subject us to foreign currency risks.

Although we have not done so to date, we may originate, invest in or acquire assets denominated in foreign currencies, which may expose us to foreign currency risk. As a result, a change in foreign currency exchange rates may have an adverse impact on the valuation of our assets, as well as our income and distributions. Any such changes in foreign currency exchange rates may impact the measurement of such assets or income for the purposes of the REIT tests and may affect the amounts available for payment of dividends on our common stock. See "—Risks Related to Our REIT Status and Certain Other Tax Considerations."

Loans or investments involving international real estate-related assets are subject to special risks that we may not manage effectively, which would have a material adverse effect on our results of operations and our ability to make distributions to our stockholders.

Our investment guidelines permit investments in non-U.S. assets, subject to the same guidelines as investments in U.S. assets. To the extent that we invest in non-U.S. real estate-related assets, we may be subject to certain risks associated with international investment generally, including, among others:

•	currency exchange matters, including fluctuations in currency exchange rates and costs associated with conversion of investment principal and income from one currency to another;

•	less developed or efficient financial markets than in the United States, which may lead to potential price volatility and relative illiquidity;

•	the burdens of complying with international regulatory requirements and prohibitions that differ between jurisdictions;

•	changes in laws or clarifications to existing laws that could impact our tax treaty positions, which could adversely impact the returns on our investments;

•	a less developed legal or regulatory environment, differences in the legal and regulatory environment or enhanced legal and regulatory compliance;

•	political hostility to investments by foreign investors;

•	higher inflation rates;

•	higher transaction costs;

•	difficulty enforcing contractual obligations;

•	fewer investor protections;

•	potentially adverse tax consequences; or

•	other economic and political risks.

If any of the foregoing risks were to materialize, they could adversely affect our results of operations and financial condition.

The lack of liquidity in certain of our target assets may adversely affect our business.

The illiquidity of some or all of our investments may make it difficult for us to sell such investments if the need or desire arises. In addition, certain of our investments may become less liquid after investment as a result of periods of delinquencies, defaults or turbulent market conditions, which may make it more difficult for us to dispose of such assets at advantageous times or in a timely manner. Moreover, many of our investments will not be registered under the relevant securities laws, resulting in prohibitions against their transfer, sale, pledge or their disposition except in transactions that are exempt from registration requirements or are otherwise in accordance with such laws. As a result, many of our investments are expected to be illiquid, and if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we previously recorded our investments. Further, we may face other restrictions on our ability to liquidate an investment to the extent that we or our Manager has or could be attributed as having material, non-public information regarding such business entity. As a result, our ability to vary our portfolio in response to changes in economic or other conditions may be relatively limited, which could adversely affect our results of operations and financial condition.

Should we choose to employ non-recourse long-term securitizations in the future, such structures may expose us to risks that could result in losses to our company.

We may seek to enhance the returns of all or a senior portion of our senior loans through securitizations. To securitize our portfolio investments, we may create a wholly owned subsidiary and contribute a pool of assets to the subsidiary. This could include the sale of interests in the subsidiary on a non-recourse basis to purchasers whom we would expect to be willing to accept a lower interest rate to invest in investment grade loan pools, and we would retain a portion of the equity in the securitized pool of portfolio investments. The successful securitization of our portfolio investments might expose us to losses as the CRE investments in which we do not sell interests will tend to be those that are riskier and more likely to generate losses. Securitization financings could also restrict our ability to sell assets when it would otherwise be advantageous to do so.

Risks Related to Our Company

Our investment strategy may be changed without stockholder consent.

While we primarily seek to make real estate-related debt investments, our Manager may otherwise implement on our behalf strategies or discretionary approaches it believes from time to time may be best suited to prevailing market conditions in furtherance of that purpose, subject to the supervision and direction of our board of directors and the limitations set forth in our organizational documents and governing agreements. There can be no assurance that our Manager will be successful in implementing any particular investment strategy. Our Manager may change our investment strategy or asset allocation at any time without the consent of stockholders, which could result in our Manager making investments that are different from, and possibly riskier than, the investments described in this Annual Report on Form 10-K. A change in our investment strategy may also increase our exposure to interest rate and real estate market fluctuations and could adversely affect our results of operations and financial condition.

Accounting rules for certain of our transactions are highly complex and involve significant judgment and assumptions, which could impact our ability to timely prepare consolidated financial statements.

Accounting rules for loan impairment, transfers of financial assets, securitization transactions, consolidation of VIEs, and other aspects of our operations are highly complex and involve significant judgment and assumptions. These complexities could lead to a delay in preparation of financial information and the delivery of this information to our stockholders. Changes in accounting interpretations or assumptions could also impact our consolidated financial statements and our ability to timely prepare our consolidated financial statements. Our inability to timely prepare our consolidated financial statements in the future would likely have a significant adverse effect on our stock price.

Operational risks may disrupt our business, result in losses or limit our growth.

We rely heavily on KKR's financial, accounting, communications and other data processing systems. Such systems may fail to operate properly or become disabled as a result of tampering or a breach of the network security systems or otherwise. In addition, such systems are from time to time subject to cyberattacks. Breaches of our network security systems could involve attacks that are intended to obtain unauthorized access to our proprietary information, destroy data or disable, degrade or sabotage our systems, often through the introduction of computer viruses, cyberattacks and other means and could originate from a wide variety of sources, including unknown third parties outside the firm. We and our Manager's employees have been and expect to continue to be the target of fraudulent calls, emails and other forms of activities. The costs related to cyber or other security threats or disruptions may not be fully insured or indemnified by other means. In addition, cybersecurity has become a top priority for regulators around the world, and some jurisdictions have enacted laws requiring companies to notify individuals of data security breaches involving certain types of personal data. Although KKR takes various measures to ensure the integrity of such systems, there can be no assurance that these measures will provide protection. If such systems are compromised, do not operate properly or are disabled, or if we fail to comply with the relevant laws and regulations, we could suffer financial loss, a disruption of our businesses, liability to investors, regulatory intervention or reputational damage.

In addition, we are highly dependent on information systems and technology. Our information systems and technology may not continue to be able to accommodate our growth, and the cost of maintaining such systems may increase from its current level. Such a failure to accommodate growth, or an increase in costs related to such information systems, could have a material adverse effect on us.

Furthermore, we depend on our headquarters in New York City, where most of our personnel are located, for the continued operation of our business. A disaster or a disruption in the infrastructure that supports our business, including a disruption involving electronic communications or other services used by us or third parties with whom we conduct business, or directly affecting our headquarters, could have a material adverse impact on our ability to continue to operate our business without interruption. KKR's disaster recovery programs may not be sufficient to mitigate the harm that may result from such a disaster or disruption. In addition, insurance and other safeguards might only partially reimburse us for our losses, if at all.

Finally, we rely on third-party service providers for certain aspects of our business, including for certain information systems, technology and administration. Any interruption or deterioration in the performance of these third parties or failures of their information systems and technology could impair the quality of our operations and could affect our reputation and hence adversely affect our business.

All of our assets may be subject to recourse.

All of our assets, including any investments made by us and any funds held by us, may be available to satisfy all of our liabilities and other obligations. If we become subject to a liability, parties seeking to have the liability satisfied may have recourse to our assets generally and not be limited to any particular asset, such as the asset representing the investment giving rise to the liability.

State licensing requirements will cause us to incur expenses and our failure to be properly licensed may have a material adverse effect on us and our operations.

Nonbank companies are generally required to hold licenses in a number of U.S. states to conduct lending activities. State licensing statutes vary from state to state and prescribe or impose various recordkeeping requirements; restrictions on loan origination and servicing practices, including limits on finance charges and the type, amount and manner of charging fees;

disclosure requirements; requirements that licensees submit to periodic examination; surety bond and minimum specified net worth requirements; periodic financial reporting requirements; notification requirements for changes in principal officers, stock ownership or corporate control; restrictions on advertising; and requirements that loan forms be submitted for review. Obtaining and maintaining licenses will cause us to incur expenses and failure to be properly licensed under state law or otherwise may have a material adverse effect on us and our operations.

Avoiding the need to register under the Investment Company Act imposes significant limits on our operations. Your investment return may be reduced if we are required to register as an investment company under the Investment Company Act.

We currently conduct, and intend to continue to conduct, our operations so that we are not required to register as an investment company under the Investment Company Act. We believe we are not an investment company under Section 3(a)(1)(A) of the Investment Company Act because we do not engage primarily, or hold ourselves out as being engaged primarily, in the business of investing, reinvesting or trading in securities. In addition, we intend to conduct our operations so that we do not come within the definition of an investment company under Section 3(a)(1)(C) of the Investment Company Act because less than 40% of our total assets on an unconsolidated basis will consist of "investment securities" (the "40% test"). Excluded from the term "investment securities" (as that term is defined in the Investment Company Act) are securities issued by majority-owned subsidiaries that are themselves not investment companies and are not relying on the exclusion from the definition of investment company set forth in Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act.

To avoid the need to register as an investment company, the securities issued to us by any wholly owned or majority-owned subsidiaries that we may form in the future that are excluded from the definition of investment company under Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act, together with any other investment securities we may own, may not have a value in excess of 40% of the value of our total assets on an unconsolidated basis. We will monitor our holdings to ensure ongoing compliance with this test, but there can be no assurance that we will be able to avoid the need to register as an investment company. The 40% test limits the types of businesses in which we may engage through our subsidiaries. In addition, the assets we and our subsidiaries may originate or acquire are limited by the provisions of the Investment Company Act and the rules and regulations promulgated under the Investment Company Act, which may adversely affect our business.

We hold our assets primarily through direct or indirect wholly owned or majority-owned subsidiaries, certain of which are excluded from the definition of investment company pursuant to Section 3(c)(5)(C) of the Investment Company Act. To qualify for the exclusion pursuant to Section 3(c)(5)(C) based on positions set forth by the staff of the SEC, each such subsidiary generally is required to hold at least (i) 55% of its assets in "qualifying" real estate assets and (ii) at least 80% of its assets in "qualifying" real estate assets and real estate-related assets. For our subsidiaries that maintain this exclusion or another exclusion or exception under the Investment Company Act (other than Section 3(c)(1) or Section 3(c)(7) thereof), our interests in these subsidiaries do not and will not constitute "investment securities."

As a consequence of our seeking to avoid the need to register under the Investment Company Act on an ongoing basis, we and/or our subsidiaries may be restricted from making certain investments or may structure investments in a manner that would be less advantageous to us than would be the case in the absence of such requirements. In particular, a change in the value of any of our assets could negatively affect our ability to avoid the need to register under the Investment Company Act and cause the need for a restructuring of our investment portfolio. For example, these restrictions may limit our and our subsidiaries' ability to invest directly in mortgage-backed securities that represent less than the entire ownership in a pool of senior loans, debt and equity tranches of securitizations and certain asset-backed securities, non-controlling equity interests in real estate companies or in assets not related to real estate; however, we and our subsidiaries may invest in such securities to a certain extent. In addition, seeking to avoid the need to register under the Investment Company Act may cause us and/or our subsidiaries to acquire or hold additional assets that we might not otherwise have acquired or held or dispose of investments that we and/or our subsidiaries might not have otherwise disposed of, which could result in higher costs or lower proceeds to us than we would have paid or received if we were not seeking to comply with such requirements. Thus, avoiding registration under the Investment Company Act may hinder our ability to operate solely on the basis of maximizing profits.

We will determine whether an entity is a majority-owned subsidiary of our company. The Investment Company Act defines a majority-owned subsidiary of a person as a company 50% or more of the outstanding voting securities of which are owned by such person, or by another company which is a majority-owned subsidiary of such person. The Investment Company Act defines voting securities as any security presently entitling the owner or holder thereof to vote for the election of directors of a company. We treat entities in which we own at least a majority of the outstanding voting securities as majority-owned subsidiaries for purposes of the 40% test. We have not requested that the SEC or its staff approve our treatment of any entity as a majority-owned subsidiary, and neither has done so. If the SEC or its staff were to disagree with our treatment of one or more subsidiary entities as majority-owned subsidiaries, we may need to adjust our strategy and our assets in order to continue to pass the 40% test. Any adjustment in our strategy or assets could have a material adverse effect on us.

We classify our assets for purposes of certain of our subsidiaries' Section 3(c)(5)(C) exclusion from the Investment Company Act based upon no-action positions taken by the SEC staff and interpretive guidance provided by the SEC and its staff. Based on such guidance, to qualify for the exclusion pursuant to Section 3(c)(5)(C), each such subsidiary generally is required to hold at least (i) 55% of its assets in "qualifying" real estate assets and (ii) 80% of its assets in "qualifying" real estate assets and real estate-related assets. "Qualifying" real estate assets for this purpose include senior loans, certain B-Notes and certain mezzanine loans that satisfy various conditions as set forth in SEC staff no-action letters and other guidance, and other assets that the SEC staff in various no-action letters and other guidance has determined are the functional equivalent of senior loans for the purposes of the Investment Company Act. We treat as real estate-related assets B-Notes and mezzanine loans that do not satisfy the conditions set forth in the relevant SEC staff no-action letters and other guidance, and debt and equity securities of companies primarily engaged in real estate businesses. Unless a relevant SEC no action letter or other guidance applies, we expect to treat preferred equity interests as real estate-related assets.The SEC has not published guidance with respect to the treatment of CMBS for purposes of the Section 3(c)(5)(C) exclusion. Unless the SEC or its staff issues guidance with respect to CMBS, we intend to treat CMBS as a real estate-related asset. These no-action positions are based on specific factual situations that may be substantially different from the factual situations we and our subsidiaries may face, and a number of these no-action positions were issued more than twenty years ago. There may be no guidance from the SEC staff that applies directly to our factual situations and as a result we may have to apply SEC staff guidance that relates to other factual situations by analogy. No assurance can be given that the SEC or its staff will concur with our classification of our assets. In addition, the SEC or its staff may, in the future, issue further guidance that may require us to re-classify our assets for purposes of the Investment Company Act, including for purposes of our subsidiaries' compliance with the exclusion provided in Section 3(c)(5)(C) of the Investment Company Act. There is no guarantee that we will be able to adjust our assets in the manner required to avoid the need to register under the Investment Company Act and any adjustment in our strategy or assets could have a material adverse effect on us.

To the extent that the SEC or its staff provide more specific guidance regarding any of the matters bearing upon the definition of investment company and the exemptions to that definition, we may be required to adjust our strategy accordingly. On August 31, 2011, the SEC issued a concept release and request for comments regarding the Section 3(c)(5)(C) exclusion (Release No. IC-29778) in which it contemplated the possibility of issuing new rules or providing new interpretations of the exemption that might, among other things, define the phrase "liens on and other interests in real estate" or consider sources of income in determining a company's "primary business." Any additional guidance from the SEC or its staff could provide additional flexibility to us, or it could further inhibit our ability to pursue the strategies we have chosen.

There can be no assurance that we and our subsidiaries will be able to successfully avoid operating as an unregistered investment company. If it were established that we were an unregistered investment company, there would be a risk that we would be subject to monetary penalties and injunctive relief in an action brought by the SEC, that we would be unable to enforce contracts with third parties, that third parties could seek to obtain rescission of transactions undertaken during the period it was established that we were an unregistered investment company, and that we would be subject to limitations on corporate leverage that would have an adverse impact on our investment returns.

If we were required to register as an investment company under the Investment Company Act, we would become subject to substantial regulation with respect to our capital structure (including our ability to use borrowings), management, operations, transactions with affiliated persons (as defined in the Investment Company Act) and portfolio composition, including disclosure requirements and restrictions with respect to diversification and industry concentration and other matters. Compliance with the Investment Company Act would, accordingly, limit our ability to make certain investments and require us to significantly restructure our business plan, which could materially adversely affect our ability to pay distributions to our stockholders.

Changes in laws or regulations governing our operations, changes in the interpretation thereof or newly enacted laws or regulations and any failure by us to comply with these laws or regulations, could require changes to certain of our business practices, negatively impact our operations, cash flow or financial condition, impose additional costs on us, subject us to increased competition or otherwise adversely affect our business.

The laws and regulations governing our operations, as well as their interpretation, may change from time to time, and new laws and regulations may be enacted. Accordingly, any change in these laws or regulations, changes in their interpretation, or newly enacted laws or regulations and any failure by us to comply with these laws or regulations, could require changes to certain of our business practices, negatively impact our operations, cash flow or financial condition, impose additional costs on us or otherwise adversely affect our business. For example, from time to time the market for real estate debt transactions has been adversely affected by a decrease in the availability of senior and subordinated financing for transactions, in part in response to regulatory pressures on providers of financing to reduce or eliminate their exposure to such transactions. Furthermore, if regulatory capital requirements—whether under the Dodd-Frank Act, Basel III or other regulatory action—are imposed on private lenders that provide us with funds, or were to be imposed on us, they or we may be required to limit, or increase the cost of, financing they provide to us or that we provide to others. Among other things, this could potentially increase our financing costs, reduce our ability to originate or acquire loans and reduce our liquidity or require us to sell assets at an inopportune time or price.

Various laws and regulations currently exist that restrict the investment activities of banks and certain other financial institutions but do not apply to us, which we believe creates opportunities for us to participate in certain investments that are not available to these more regulated institutions. However, following the U.S. Presidential election in November 2016, there are several indications that the new administration will seek to deregulate the financial industry, including by amending the Dodd-Frank Act, which may decrease the restrictions on banks and other financial institutions and allow them to compete with us for investment opportunities that were previously not available to them. See "—Risks Related to Our Lending and Investment Activities—We operate in a competitive market for lending and investment opportunities, and competition may limit our ability to originate or acquire desirable loans and investments or dispose of assets we target and could also affect the yields of these assets and have a material adverse effect on our business, financial condition and results of operations."

There has been increasing commentary amongst regulators and intergovernmental institutions on the role of nonbank institutions in providing credit and, particularly, so-called "shadow banking," a term generally taken to refer to credit intermediation involving entities and activities outside the regulated banking system. For example, in August 2013, the Financial Stability Board issued a policy framework for strengthening oversight and regulation of "shadow banking" entities. The report outlined initial steps to define the scope of the shadow banking system and proposed general governing principles for a monitoring and regulatory framework. A number of other regulators, such as the Federal Reserve, and international organizations, such as the International Organization of Securities Commissions, are studying the shadow banking system. At this time, it is too early to assess whether any rules or regulations will be proposed or to what extent any finalized rules or regulations will have on the nonbank lending market. If rules or regulations were to extend to us or our affiliates the regulatory and supervisory requirements, such as capital and liquidity standards, currently applicable to banks, then the regulatory and operating costs associated therewith could adversely impact the implementation of our investment strategy and our returns. In an extreme eventuality, it is possible that such regulations could render the continued operation of our company unviable.

In the United States, the process established by the Dodd-Frank Act for designation of systemically important nonbank firms has provided a means for ensuring that the perimeter of prudential regulation can be extended as appropriate to cover large shadow banking institutions. The Dodd-Frank Act established the Financial Stability Oversight Council (the "FSOC"), which is comprised of representatives of all the major U.S. financial regulators, to act as the financial system's systemic risk regulator. The FSOC has the authority to review the activities of nonbank financial companies predominantly engaged in financial activities and designate those companies determined to be "systemically important" for supervision by the Federal Reserve. Such designation is applicable to companies where material distress could pose risk to the financial stability of the United States. On December 18, 2014, the FSOC released a notice seeking public comment on the potential risks posed by aspects of the asset management industry, including whether asset management products and activities may pose potential risks to the U.S. financial system in the areas of liquidity and redemptions, leverage, operational functions, and resolution, or in other areas. On April 18, 2016, the FSOC released an update on its multi-year review of asset management products and activities and created an interagency working group to assess potential risks associated with certain leveraged funds. While it cannot be known at this time whether any regulation will be implemented or what form it will take, increased regulation of nonbank credit extension could negatively impact our operations, cash flows or financial condition, impose additional costs on us, intensify the regulatory supervision of us or otherwise adversely affect our business.

Changes in laws or regulations governing the operations of borrowers could affect our returns with respect to those borrowers.

Government counterparties or agencies may have the discretion to change or increase regulation of a borrower's operations, or implement laws or regulations affecting a borrower's operations, separate from any contractual rights it may have. A borrower could also be materially and adversely affected as a result of statutory or regulatory changes or judicial or administrative interpretations of existing laws and regulations that impose more comprehensive or stringent requirements on such company. Governments have considerable discretion in implementing regulations, including, for example, the possible imposition or increase of taxes on income earned by a borrower or gains recognized by us on our investment in such borrower, that could impact a borrower's business as well as our return on our investment with respect to such borrower.

We are subject to risks from litigation filed by or against us.

Legal or governmental proceedings brought by or on behalf of third parties may adversely affect our financial results. Our investment activities may include activities that are hostile in nature and will subject it to the risks of becoming involved in such proceedings. The expense of defending claims against us and paying any amounts pursuant to settlements or judgments would be borne by us and would reduce net assets. Our Manager will be indemnified by us in connection with such proceedings, subject to certain conditions. Similarly, we may from time to time institute legal proceedings on behalf of ourselves or others, the ultimate outcome of which could cause us to incur substantial damages and expenses, which could have a material adverse effect on our business.

The obligations associated with being a public company require significant resources and attention from our Manager's senior management team.

As a public company with listed equity securities, we must comply with laws, regulations and requirements, including the requirements of the Exchange Act, certain corporate governance provisions of the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act"), related regulations of the SEC and requirements of the NYSE, with which we were not required to comply as a private company. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires, among other things, that we establish and maintain effective internal controls and procedures for financial reporting. These reporting and other obligations will place significant demands on our Manager's senior management team, administrative, operational and accounting resources and will cause us to incur significant expenses. We may need to upgrade our systems or create new systems, implement additional financial and other controls, reporting systems and procedures, and create or outsource an internal audit function. If we are unable to accomplish these objectives in a timely and effective fashion, our ability to comply with the financial reporting requirements and other rules that apply to reporting companies could be impaired.

If we are unable to implement and maintain effective internal controls over financial reporting in the future, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock may be negatively affected.

As a public company, we will be required to maintain internal controls over financial reporting and to report any material weaknesses in such internal controls. In addition, beginning with our second annual report on Form 10-K, we will be required to furnish a report by management on the effectiveness of our internal controls over financial reporting, pursuant to Section 404 of the Sarbanes-Oxley Act. Once we are no longer an emerging growth company, our independent registered public accounting firm will be required to formally attest to the effectiveness of our internal controls over financial reporting on an annual basis. The process of designing, implementing and testing the internal controls over financial reporting required to comply with this obligation is time consuming, costly and complicated. If we identify material weaknesses in our internal controls over financial reporting, if we are unable to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner or to assert that our internal controls over financial reporting is effective or if, once we are no longer an emerging growth company, our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal controls over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be negatively affected. We could also become subject to investigations by the stock exchange on which our securities are listed, the SEC or other regulatory authorities, which could require additional financial and management resources.

We are an "emerging growth company," and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an "emerging growth company" as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. We may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if we have more than $1.07 billion (as may be adjusted for inflation) in annual revenues as of the end of our fiscal year, we have more than $700.0 million in market value of our stock held by non-affiliates as of the end of our second fiscal quarter or we issue more than $1.0 billion of non-convertible debt over a three-year period. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our per share trading price may be adversely affected and more volatile.

Risks Related to Our Financing and Hedging

Our indebtedness may subject us to increased risk of loss and could adversely affect our results of operations and financial condition.

We currently have outstanding indebtedness and, subject to market conditions and availability, we may incur a significant amount of additional debt through bank credit facilities (including term loans and revolving facilities), warehouse facilities and structured financing arrangements, public and private debt issuances and derivative instruments, in addition to transaction or asset-specific funding arrangements and additional repurchase agreements. We may also issue debt or equity securities to fund our growth. The percentage of leverage we employ will vary depending on our available capital, our ability to obtain and access financing arrangements with lenders, the type of asset we are funding, whether the financing is recourse or non-recourse, debt restrictions contained in those financing arrangements and the lenders' and rating agencies' estimate of the stability of our investment portfolio's cash flow. We may significantly increase the amount of leverage we utilize at any time without approval of our board of directors. In addition, we may leverage individual assets at substantially higher levels. Incurring substantial debt could subject us to many risks that, if realized, would materially and adversely affect us, including the risk that:

•
our cash flow from operations may be insufficient to make required payments of principal of and interest on our debt or we may fail to comply with covenants contained in our debt agreements, which is likely to result in (1) acceleration of such debt (and any other debt containing a cross-default or cross-acceleration provision), which we then may be unable to repay from internal funds or to refinance on favorable terms, or at all, (2) our inability to borrow undrawn amounts under our financing arrangements, even if we are current in payments on borrowings under those arrangements, which would result in a decrease in our liquidity, and/or (3) the loss of some or all of our collateral assets to foreclosure or sale;

•	our debt may increase our vulnerability to adverse economic and industry conditions with no assurance that investment yields will increase in an amount sufficient to offset the higher financing costs;

•
we may be required to dedicate a substantial portion of our cash flow from operations to payments on our debt, thereby reducing funds available for operations, future business opportunities, stockholder distributions or other purposes; and

•	we may not be able to refinance any debt that matures prior to the maturity (or realization) of an underlying investment it was used to finance on favorable terms or at all.

There can be no assurance that a leveraging strategy will be successful and may subject us to increased risk of loss and could adversely affect our results of operations and financial condition.

We leverage certain of our target assets, which may adversely affect our return on our investments and may reduce cash available for distribution.

We leverage certain of our target assets through borrowings under our repurchase agreements. Leverage can enhance our potential returns but can also exacerbate losses. The return on our investments and cash available for distribution to stockholders may be reduced if market conditions cause the cost of our financing to increase relative to the income that can be derived from the assets acquired, which could adversely affect the price of our common stock. In addition, our debt service payments will reduce cash flow available for distributions to stockholders. As a borrower, we are also subject to the risk that we may not be able to meet our debt service obligations. To the extent that we cannot meet our debt service obligations, we risk the loss of some or all of our assets to foreclosure or sale to satisfy our debt obligations.

The utilization of any of our repurchase facilities is subject to the pre-approval of the lender.

We utilize repurchase agreements to finance the purchase of certain investments. In order for us to borrow funds under a repurchase agreement, our lender must have the right to review the potential assets for which we are seeking financing and approve such assets in its sole discretion. Accordingly, we may be unable to obtain the consent of a lender to finance an investment and alternate sources of financing for such asset may not exist.

Our master repurchase agreements impose, and additional lending facilities may impose, restrictive covenants, which would restrict our flexibility to determine our operating policies and investment strategy and to conduct our business.

We borrow funds under master repurchase agreements with various counterparties. The documents that govern these master repurchase agreements and the related guarantees contain, and additional lending facilities may contain, customary affirmative and negative covenants, including financial covenants applicable to us that may restrict our flexibility to determine our operating policies and investment strategy. In particular, our master repurchase agreements require us to maintain a certain amount of cash or set aside assets sufficient to maintain a specified liquidity position that would allow us to satisfy our collateral obligations. As a result, we may not be able to leverage our assets as fully as we would otherwise choose, which could reduce our return on assets. If we are unable to meet these collateral obligations, our financial condition and prospects could deteriorate rapidly. If we fail to meet or satisfy any of these covenants, we would be in default under these agreements, and our lenders could elect to declare outstanding amounts due and payable, terminate their commitments, require the posting of additional collateral and enforce their interests against existing collateral. We may also be subject to cross-default and acceleration rights in our other debt facilities. Further, this could also make it difficult for us to satisfy the requirements necessary to maintain our qualification as a REIT for U.S. federal income tax purposes or to avoid our registration under the Investment Company Act. Our master repurchase agreements also grant certain consent rights to the lenders thereunder which give them the right to consent to certain modifications to the pledged collateral. This could limit our ability to manage a pledged investment in a way that we think would provide the best outcome for our stockholders.

These types of financing arrangements also involve the risk that the market value of the assets pledged or sold by us to the provider of the financing may decline in value, in which case the lender or counterparty may require us to provide additional collateral or lead to margin calls that may require us to repay all or a portion of the funds advanced. We may not have the funds available to repay our debt at that time, which would likely result in defaults unless we are able to raise the funds from alternative sources including by selling assets at a time when we might not otherwise choose to do so, which we may not be able to achieve on favorable terms or at all. Posting additional margin would reduce our cash available to make other, higher yielding investments (thereby decreasing our return on equity). If we cannot meet these requirements, the lender or counterparty could accelerate our indebtedness, increase the interest rate on advanced funds and terminate our ability to borrow funds from it, which could materially and adversely affect our financial condition and ability to implement our investment strategy. In the case of repurchase transactions, if the value of the underlying security has declined as of the end of that term, or if we default on our obligations under the repurchase agreement, we will likely incur a loss on our repurchase transactions.

We depend on repurchase agreements, and may depend on bank credit facilities, warehouse facilities and structured financing arrangements, public and private debt issuances and derivative instruments, in addition to transaction or asset-specific funding arrangements and other sources of financing to execute our business plan, and our inability to access funding could have a material adverse effect on our results of operations, financial condition and business.

Our ability to fund our investments may be impacted by our ability to secure bank credit facilities (including term loans and revolving facilities), warehouse facilities and structured financing arrangements, public and private debt issuances and derivative instruments, in addition to transaction or asset-specific funding arrangements and additional repurchase agreements on acceptable terms. We may also rely on short-term financing that would be especially exposed to changes in availability. Our access to sources of financing will depend upon a number of factors, over which we have little or no control, including:

•	general economic or market conditions;

•	the market's view of the quality of our assets;

•	the market's perception of our growth potential;

•	our current and potential future earnings and cash distributions; and

•	the market price of the shares of our common stock.

We may need to periodically access the capital markets to raise cash to fund new investments. Unfavorable economic or capital market conditions may increase our funding costs, limit our access to the capital markets or could result in a decision by our potential lenders not to extend credit. An inability to successfully access the capital markets could limit our ability to grow our business and fully execute our business strategy and could decrease our earnings and liquidity. In addition, any dislocation or weakness in the capital and credit markets could adversely affect our lenders and could cause one or more of our lenders to be unwilling or unable to provide us with financing or to increase the costs of that financing. In addition, as regulatory capital requirements imposed on our lenders are increased, they may be required to limit, or increase the cost of, financing they provide to us. In general, this could potentially increase our financing costs and reduce our liquidity or require us to sell assets at an inopportune time or price. No assurance can be given that we will be able to obtain any such financing on favorable terms or at all.

Interest rate fluctuations could increase our financing costs, which could lead to a significant decrease in our results of operations, cash flows and the market value of our investments.

To the extent that our financing costs will be determined by reference to floating rates, such as LIBOR or a Treasury index, the amount of such costs will depend on the level and movement of interest rates. In a period of rising interest rates, our interest expense on floating-rate debt would increase, while any additional interest income we earn on our floating-rate investments may be subject to caps and may not compensate for such increase in interest expense. At the same time, the interest income we earn on our fixed-rate investments would not change, the duration and weighted average life of our fixed-rate investments would increase and the market value of our fixed-rate investments would decrease. Similarly, in a period of declining interest rates, our interest income on floating-rate investments would decrease, while any decrease in the interest we are charged on our floating-rate debt may be subject to floors and may not compensate for such decrease in interest income and interest we are charged on our fixed-rate debt would not change. Any such scenario could adversely affect our results of operations and financial condition.

Changes in the method for determining LIBOR or a replacement of LIBOR may affect the value of the financial obligations to be held or issued by us that are linked to LIBOR and could affect our results of operations or financial condition.

In July 2017, the U.K. Financial Conduct Authority announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. We are unable to predict the effect of any changes, any establishment of alternative reference rates or any other reforms to LIBOR or any replacement of LIBOR that may be enacted in the United Kingdom or elsewhere. Such changes, reforms or replacements relating to LIBOR could have an adverse impact on the market for or value of any LIBOR-linked securities, loans, derivatives and other financial obligations or extensions of credit held by or due to us or on our overall financial condition or results of operations.

We are subject to counterparty risk associated with our debt obligations.

Our counterparties for critical financial relationships may include both domestic and international financial institutions. These institutions could be severely impacted by credit market turmoil, changes in legislation, allegations of civil or criminal wrongdoing and may as a result experience financial or other pressures. In addition, if a lender or counterparty files for bankruptcy or becomes insolvent, our borrowings under financing agreements with them may become subject to bankruptcy or insolvency proceedings, thus depriving us, at least temporarily, of the benefit of these assets. Such an event could restrict our access to financing and increase our cost of capital. If any of our counterparties were to limit or cease operation, it could lead to financial losses for us.

We may utilize a wide variety of derivative financial instruments for risk management purposes, the use of which may entail greater than ordinary investment risks.

While not anticipated to be a meaningful component of our investment strategy, we may, subject to maintaining our qualification as a REIT, utilize a wide variety of derivative financial instruments for risk management purposes, the use of which is a highly specialized activity that may entail greater than ordinary investment risks. Any such hedging transactions may not be effective in mitigating risk in all market conditions or against all types of risk (including unidentified or unanticipated risks), thereby resulting in losses to us. Engaging in hedging transactions may result in a poorer overall performance for us than if we had not engaged in any such hedging transaction, and our Manager may not be able to effectively hedge against, or accurately anticipate, certain risks that may adversely affect our investment portfolio. In addition, our investment portfolio will always be exposed to certain risks that cannot be fully or effectively hedged, such as credit risk relating both to particular securities and counterparties.

Hedging may adversely affect our earnings, which could reduce our cash available for distribution to stockholders.

Subject to maintaining our qualification as a REIT, we may pursue various hedging strategies to seek to reduce our exposure to adverse changes in interest rates and fluctuations in currencies. Our hedging activity will vary in scope based on the level and volatility of interest rates, exchange rates, the type of assets held and other changing market conditions. Interest rate and currency hedging may fail to protect or could adversely affect us because, among other things:

•	interest, currency and/or credit hedging can be expensive and may result in us receiving less interest income;

•	available interest or currency rate hedges may not correspond directly with the interest rate or currency risk for which protection is sought;

•	due to a credit loss, prepayment or asset sale, the duration of the hedge may not match the duration of the related asset or liability;

•
the amount of income that a REIT may earn from hedging transactions (other than hedging transactions that satisfy certain requirements of the Internal Revenue Code of 1986, as amended (the "Code") or that are done through a taxable REIT subsidiary) to offset interest rate losses is limited by U.S. federal income tax provisions governing REITs;

•	the credit quality of the hedging counterparty owing money on the hedge may be downgraded to such an extent that it impairs our ability to sell or assign our side of the hedging transaction;

•	we may fail to recalculate, readjust and execute hedges in an efficient manner; and

•	legal, tax and regulatory changes could occur and may adversely affect our ability to pursue hedging strategies and/or increase the costs of implementing such strategies.

Any hedging activity in which we engage may materially and adversely affect our results of operations and cash flows. Therefore, while we may enter into such transactions seeking to reduce risks, unanticipated changes in interest rates, credit spreads or currencies may result in poorer overall investment performance than if we had not engaged in any such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions or liabilities being hedged may vary materially. Moreover, for a variety of reasons, we may not seek to establish a perfect correlation between such hedging instruments and the portfolio positions or liabilities being hedged. Any such imperfect correlation may prevent us from achieving the intended hedge and expose us to risk of loss.

In addition, some hedging instruments involve additional risk because they are not traded on regulated exchanges, guaranteed by an exchange or its clearing house, or regulated by any U.S. or foreign governmental authorities. Consequently, we cannot assure you that a liquid secondary market will exist for hedging instruments purchased or sold, and we may be required to maintain a position until exercise or expiration, which could result in significant losses. In addition, certain regulatory requirements with respect to derivatives, including record keeping, financial responsibility or segregation of customer funds and positions are still under development and could impact our hedging transactions and how we and our counterparty must manage such transactions.

We are subject to counterparty risk associated with any hedging activities.

We are subject to credit risk with respect to the counterparties to derivative contracts (whether a clearing corporation in the case of exchange-traded instruments or to our hedge counterparty in the case of OTC instruments). If a counterparty becomes bankrupt or otherwise fails to perform its obligations under a derivative contract due to financial difficulties, we may experience significant delays in obtaining any recovery under the derivative contract in a dissolution, assignment for the benefit of creditors, liquidation, winding-up, bankruptcy, or other analogous proceeding. In the event of the insolvency of a counterparty to a derivative transaction, the derivative transaction would typically be terminated at its fair market value. If we are owed this fair market value in the termination of the derivative transaction and our claim is unsecured, we will be treated as a general creditor of such counterparty, and will not have any claim with respect to the underlying security. We may obtain only a limited recovery or may obtain no recovery in such circumstances. In addition, the business failure of a hedging counterparty with whom we enter into a hedging transaction will most likely result in its default, which may result in the loss of unrealized profits and force us to cover our commitments, if any, at the then current market price.

Currently, certain categories of interest rate and credit default swaps are subject to mandatory clearing, and more are expected to be cleared in the future. The counterparty risk for cleared derivatives is generally lower than for uncleared OTC derivative transactions because generally a clearing organization becomes substituted for each counterparty to a cleared derivative contract and, in effect, guarantees the parties' performance under the contract as each party to a trade looks only to the clearing house for performance of financial obligations. However, there can be no assurance that a clearing house, or its members, will satisfy the clearing house's obligations to us. Counterparty risk with respect to certain exchange-traded and OTC derivatives may be further complicated by recently enacted U.S. financial reform legislation.

We may enter into hedging transactions that could expose us to contingent liabilities in the future.

Subject to maintaining our qualification as a REIT, part of our investment strategy may involve entering into hedging transactions that could require us to fund cash payments in certain circumstances (such as the early termination of the hedging instrument caused by an event of default or other early termination event, or the decision by a counterparty to request margin securities it is contractually owed under the terms of the hedging instrument). The amount due with respect to an early termination would generally be equal to the unrealized loss of such open transaction positions with the respective counterparty and could also include other fees and charges. These economic losses will be reflected in our results of operations, and our ability to fund these obligations will depend on the liquidity of our assets and access to capital at the time, and the need to fund these obligations could adversely affect our results of operations and financial condition.

If we enter into certain hedging transactions or otherwise invest in certain derivative instruments, failure to obtain and maintain an exemption from being regulated as a commodity pool operator by our Manager could subject us to additional regulation and compliance requirements which could materially adversely affect our business and financial condition.

The Commodity Exchange Act of 1936, as amended, and rules promulgated thereunder (the "CFTC Rules") by the U.S. Commodity Futures Trading Commission (the "CFTC") establish a comprehensive regulatory framework for certain derivative instruments, including swaps, futures and foreign exchange derivatives ("Regulated CFTC Instruments"). Under this regulatory framework, mortgage real estate investment trusts ("mREITs") that trade in Regulated CFTC Instruments are considered "commodity pools" and the operators of such mREITs would be considered "commodity pool operators" ("CPOs"). Absent an exemption, a CPO of an mREIT must register with the CFTC and become subject to CFTC Rules applicable to registered CPOs, including with respect to disclosure, reporting, recordkeeping and business conduct in respect of the mREIT. We may from time to time, directly or indirectly, invest in Regulated CFTC Instruments, which may subject us to oversight by the CFTC.

Our Manager has qualified for the exemption from the CPO registration requirement in respect of our company pursuant to the no-action relief issued by the CFTC staff to operators of qualifying mREITs and has filed a notice of exemption with the CFTC. Our Manager qualifies for the exemption in respect of our company on the basis that we identify as a "mortgage REIT" for U.S. federal income tax purposes and our trading in Regulated CFTC Instruments does not exceed a certain de minimis threshold identified in the no-action relief. Subject to any amendments to CFTC Rules or the position of the CFTC staff, including the continuing availability of the mREIT no-action relief, our Manager will seek to either comply with CFTC Rules without relying on any exemption from CPO registration or rely on other exemptions (which may prevent us from trading in Regulated CFTC Instruments in order to satisfy the conditions for the relevant exemption).

The CFTC has substantial enforcement power with respect to violations of the laws over which it has jurisdiction, including anti-fraud and anti-manipulation provisions. Among other things, the CFTC may suspend or revoke the registration of a person who fails to comply, prohibit such a person from trading or doing business with registered entities, impose civil money penalties, require restitution and seek fines or imprisonment for criminal violations. Additionally, a private right of action exists against those who violate the laws over which the CFTC has jurisdiction or who willfully aid, abet, counsel, induce or procure a violation of those laws. In the event we fail to receive interpretive relief from the CFTC on this matter, are unable to claim an exemption from registration and fail to comply with the regulatory requirements of these new rules, we may be unable to use certain types of hedging instruments or we may be subject to significant fines, penalties and other civil or governmental actions or proceedings, any of which could adversely affect our results of operations and financial condition.

Risks Related to Our Relationship with Our Manager and Its Affiliates

We depend on our Manager and its personnel for our success. We may not find a suitable replacement for our Manager if the management agreement is terminated, or if key personnel cease to be employed by our Manager and its affiliates or otherwise become unavailable to us.

We do not have any employees and are externally managed and advised by our Manager, an indirect subsidiary of KKR. Our Manager has significant discretion as to the implementation of our investment and operating policies and strategies. Accordingly, our success depends on the efforts, experience, diligence, skill and network of business contacts of the officers and key personnel of our Manager and its affiliates. Our Manager is managed by senior professionals of KKR Real Estate. These individuals evaluate, negotiate, execute and monitor our loans and investments and advise us regarding maintenance of our qualification as a REIT and exclusion from registration under the Investment Company Act; therefore, our success will depend on their skill and management expertise and continued service with our Manager and its affiliates. Furthermore, there is increasing competition among financial sponsors, investment banks and other real estate debt investors for hiring and retaining qualified investment professionals and there can be no assurance that such professionals will continue to be associated with us, our Manager or its affiliates or that any replacements will perform well. The departure of any of the officers or key personnel of our Manager and its affiliates could have a material adverse effect on our performance.

In addition, we can offer no assurance that our Manager will remain our investment manager or that we will continue to have access to our Manager's officers and key personnel. The current term of the management agreement extends to October 8, 2018 and will be automatically renewed for additional one-year terms thereafter; provided, however, that our Manager may terminate the management agreement annually upon 180 days' prior notice. If the management agreement is terminated and no suitable replacement is found to manage us, we may not be able to execute our business plan.

Termination of the management agreement would be costly.

Termination of the management agreement without cause will be difficult and costly. The management agreement may be terminated upon the affirmative vote of at least two-thirds of our independent directors, based upon (1) unsatisfactory performance by our Manager that is materially detrimental to us and our subsidiaries taken as a whole or (2) our determination that the management fee and incentive fee payable to our Manager are not fair, subject to our Manager's right to prevent any termination due to unfair fees by accepting a reduction of management and/or incentive fees agreed to by at least two-thirds of our independent directors. We must provide our Manager 180 days' written notice of any termination. Additionally, upon such a termination, or if we materially breach the management agreement and our Manager terminates the management agreement, the management agreement provides that we will pay our Manager a termination fee equal to three times the sum of the average annual management fee and the average annual incentive fee, in each case earned by our Manager during the 24-month period immediately preceding the most recently completed calendar quarter prior to the date of termination. These provisions increase the cost to us of terminating the management agreement and adversely affect our ability to terminate the management agreement without cause.

Our Manager's liability is limited under the management agreement and we have agreed to indemnify our Manager against certain liabilities.

Pursuant to the management agreement, our Manager does not assume any responsibility other than to render the services called for thereunder in good faith and is not responsible for any action of our board of directors in following or declining to follow any advice or recommendations of our Manager, including as set forth in the investment guidelines of the management agreement. Under the terms of the management agreement, our Manager and its affiliates and their respective directors, officers, employees, managers, trustees, control persons, partners, equityholders and stockholders are not liable to us, our directors, stockholders or any subsidiary of ours, or their directors, officers, employees or stockholders for any acts or omissions performed in accordance with and pursuant to the management agreement, whether by or through attempted piercing of the corporate veil, by or through a claim, by the enforcement of any judgment or assessment or by any legal or equitable proceeding, or by virtue of any statute, regulation or other applicable law, or otherwise, except by reason of acts or omissions constituting bad faith, willful misconduct, gross negligence, or reckless disregard of their duties under the management agreement. We have agreed to indemnify our Manager and its affiliates and their respective directors, officers, employees and stockholders with respect to all expenses, losses, damages, liabilities, demands, charges and claims arising from acts or omissions of our Manager not constituting bad faith, fraud, willful misconduct, gross negligence, or reckless disregard of duties, performed or not performed in good faith in accordance with and pursuant to the management agreement. As a result, we could experience poor performance or losses for which our Manager would not be liable.

The historical returns generated by funds managed by affiliates of our Manager should not be considered indicative of our future results or of any returns expected on an investment in shares of our common stock.

The past performance of vehicles and funds advised by affiliates of our Manager, as well as KKR's and its affiliates' other investment funds, vehicles and accounts, is not predictive of our performance, in particular because the investment objectives of such other funds, vehicles and accounts differ from our investment objectives. Investors should not assume that they will experience returns, if any, comparable to those experienced by investors in such vehicles. Moreover, we and the other vehicles advised by affiliates of our Manager are different in several respects, including:

•	asset or instrument types targeted may differ;

•	our use of leverage and hedging strategies may differ;

•	our fee structures differ;

•	we may not acquire or sell assets at similar times; and

•	the other vehicles advised by affiliates of our Manager have operated under market conditions that may differ materially from market conditions that will exist at the time we make investments.

Our Manager has limited experience managing a REIT and avoiding registration under the Investment Company Act.

Our Manager has limited experience managing a portfolio of assets under guidelines designed to allow us to remain qualified as a REIT and to avoid our registration under the Investment Company Act, which may hinder its ability to achieve our investment objectives. Even though our Manager will be overseen by KKR, our investment focus, qualification as a REIT and exclusion from registration under the Investment Company Act is different from those of other entities that are or have been managed by investment professionals associated with such affiliates. In addition, maintaining our REIT qualification and exclusion from registration under the Investment Company Act will limit the types of investments we are able to make. If our Manager is unable to achieve our investment strategy and invest in our target assets as expected, our results of operations and financial condition could be adversely affected. We can offer no assurance that our Manager will be able to replicate the historical success of its affiliates or their management teams' success, and our Manager's investment returns could be substantially lower than the returns achieved by those funds.

Our Manager's fee structure may not create proper incentives or may induce our Manager and its affiliates to make certain loans or investments, including speculative investments, which increase the risk of our loan and investment portfolio.

We pay our Manager base management fees regardless of the performance of our portfolio. Our Manager's entitlement to base management fees, which are not based upon performance metrics or goals, might reduce its incentive to devote its time and effort to seeking loans and investments that provide attractive risk-adjusted returns for our portfolio. Because the base management fees are also based in part on our outstanding equity, our Manager may also be incentivized to advance strategies that increase our equity, and there may be circumstances where increasing our equity will not optimize the returns for our stockholders. Consequently, we are required to pay our Manager base management fees in a particular period despite experiencing a net loss or a decline in the value of our portfolio during that period.

In addition, our Manager has the ability to earn incentive fees each quarter based on our earnings, which may create an incentive for our Manager to invest in assets with higher yield potential, which are generally riskier or more speculative, or sell an asset prematurely for a gain, in an effort to increase our short-term net income and thereby increase the incentive fees to which it is entitled. If our interests and those of our Manager are not aligned, the execution of our business plan and our results of operations could be adversely affected, which could adversely affect our results of operations and financial condition.

There are various conflicts of interest in our relationship with KKR, including with our Manager and in the allocation of investment opportunities to KKR investment vehicles and us, which could result in decisions that are not in the best interests of our stockholders.

We are subject to conflicts of interest arising out of our relationship with KKR, including our Manager and its affiliates. Until such time as (1) KKR and its affiliates cease to own at least 25% of the outstanding shares of our common stock, (2) KKR REFT Asset Holdings LLC ("KKR REFT Asset Holdings") elects to convert the share of our special voting preferred stock into one share of our common stock or (3) beneficial and/or record ownership of the share of our special voting preferred stock is transferred to any person other than KKR or its affiliates, the share of our special voting preferred stock gives KKR REFT Asset Holdings the right, solely with respect to the election of members of our board of directors, to vote the number of votes necessary to equal a majority of the votes entitled to be cast in an election of directors and thereby control our policy and operations. In addition, pursuant to our stockholders agreement, so long as KKR REFT Asset Holdings and its affiliates own at least 25% of the outstanding shares of our common stock, KKR REFT Asset Holdings will have the right to nominate at least half of the directors to our board of directors. In addition, we are managed by our Manager, a KKR affiliate, and our executive officers are employees of our Manager or one or more of its affiliates. There is no guarantee that the policies and procedures adopted by us, the terms and conditions of the management agreement or the policies and procedures adopted by our Manager, KKR and their affiliates, will enable us to identify, adequately address or mitigate these conflicts of interest.

Some examples of conflicts of interest that may arise by virtue of our relationship with our Manager and KKR include:

•
Fees and expenses.  KKR may earn fees and/or other compensation from us, our holding vehicles and other entities through which we invest, and, in connection with equity investments made by us, if any, entities in which we invest ("portfolio entities"). In particular, KKR may act as underwriter or placement agent in connection with an offering of securities or instruments by us and other entities in which we invest and may also provide syndication services to such entities, including in respect of co-investments in transactions in which we participate. The fee potential inherent in a particular investment or transaction could be viewed as an incentive for our Manager to seek to refer, allocate or recommend an investment or transaction to us. In addition, we or our portfolio entities may engage consultants, including KKR Capstone, a group of entities that are not KKR affiliates or subsidiaries but operate under several consulting agreements with KKR, and our Manager's network of senior advisors, industry advisors and real estate consultants. We will directly bear, or indirectly bear through portfolio entities, the cost of operating and consulting services provided by these consultants. While our Manager believes that the fees, reimbursable expenses and other compensation paid to these consultants are reasonable and generally at market rates for the relevant activities, such compensation is not negotiated at arm's length and from time to time may be in excess of fees, reimbursable expenses or other compensation that may be charged by comparable third parties. In addition, we may provide loans or otherwise invest alongside one or more KKR investment vehicles or with KKR (investing for their own account) and other co-investors. We and KKR investment vehicles may also pursue similar real estate credit investment strategies. Our Manager and KKR will determine, in their sole discretion, the appropriate allocation of investment-related expenses, including broken deal expenses incurred in respect of unconsummated investments and expenses more generally relating to a particular investment strategy, among the funds, vehicles and accounts participating or that would have participated in such investments or that otherwise participate in the relevant investment strategy, as applicable, which may result in us bearing more or less of these expenses than other participants or potential participants in the relevant investments.

•
KKR's investment advisory and proprietary activities.  KKR may make strategic investments or enter into transactions for operational funding purposes, which, in each case, will be investments or transactions that are not offered to us, and also may make opportunistic investments pursuant to investment strategies that mirror, or are similar to in whole or in part, investment strategies implemented by us and KKR on behalf of itself and KKR investment vehicles. Therefore, KKR and its affiliates may compete with, and have interests adverse to us. The existence of KKR, its affiliates and KKR investment vehicles investing in the same or similar investments that may be made by us could, among other adverse consequences, affect the terms of loans and other investments pursued by us and the demand for such financing. In such circumstances, KKR's interest in maximizing the investment return of its proprietary entities creates a conflict of interest in that our Manager may be motivated to allocate more attractive investments to the proprietary entities under its management and allocate less attractive investments to us. Similarly, KKR may be motivated to allocate scarce investment opportunities to the proprietary entities under its management rather than to us. Additionally, KKR has in the past given and is expected to continue to give advice or take action (including entering into short sales or other "opposite way trading" activities) with respect to the investments held by, and transactions of, KKR investment vehicles or proprietary entities of KKR that are different from or otherwise inconsistent with, the advice given or timing or nature of any action taken with respect to the investments held by us and our transactions. Additionally, the investment programs employed by KKR for KKR investment vehicles or proprietary entities of KKR could conflict with the transactions and strategies employed by our Manager in managing our company. Where our company, proprietary entities of KKR and KKR investment vehicles have provided financing to the same borrower, their interests may be in conflict irrespective of whether their investments are at different levels of the capital structure.

•
Other KKR activities.  Conflicts of interest may arise in allocating time, services or resources among our investment activities, KKR investment vehicles, KKR, other entities affiliated with KKR and the senior officers of KKR. Although members of the KKR Real Estate team intend to devote such time as may be necessary to conduct our business affairs in an appropriate manner, our Manager and KKR will continue to devote the resources necessary to manage the investment activities of KKR, KKR investment vehicles, other entities affiliated with KKR and the executives of KKR and, therefore, conflicts may arise in the allocation of time, services and resources. KKR is not precluded from conducting activities unrelated to us. In addition, KKR may expand the range of services that it provides over time. Except as and to the extent expressly provided in the management agreement with our Manager, our Manager and KKR will not be restricted in the scope of their business or in the performance of any such services (whether now offered or undertaken in the future) even if such activities could give rise to conflicts of interest.

•
No assurance of ability to participate in investment opportunities.  As indicated above, certain KKR investment vehicles, including any seed investments, do and may in the future pursue the same investment opportunities as us. Subject to our organizational documents and governing agreements, KKR has sole discretion to determine the manner in which investment opportunities are allocated between us, KKR and KKR investment vehicles. This allocation presents inherent conflicts of interest where demand exceeds available supply. As a result, our share of investment opportunities may be materially affected by competition from KKR investment vehicles and from proprietary entities of KKR. The conflicts inherent in making such allocation decisions may not always be resolved to our advantage. Generally, and subject to our organizational documents and governing agreements, our Manager will allocate investment opportunities between us and KKR investment vehicles in a manner that is consistent with an allocation methodology established by our Manager reasonably designed to help ensure allocations of opportunities are made over time on a fair and equitable basis. However, we will not necessarily have any priority in respect of any category of investments, and the allocation of investment opportunities in accordance with our Manager's allocation methodology may result in us being allocated less than a pro rata share of an investment opportunity or none of such opportunity. For example, on January 10, 2017 we made a $40.0 million commitment to an aggregator vehicle alongside RECOP, a recently established KKR-managed investment fund. During the aggregator vehicle's investment period, investment opportunities available to KKR that fall within the primary investment strategy of acquiring newly issued CMBS B-Pieces will be shared pro rata between such aggregator vehicle and another KKR aggregator vehicle based on capital commitments. In respect of investments that are within the vehicles' investment objective but outside the primary investment strategy that are suitable for us or other KKR investment vehicles, KKR will allocate such opportunities among the aggregators, us and such other KKR investment vehicles in their sole discretion. For more information, see Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations—Our Portfolio." In addition, certain KKR investment vehicles have priority investment rights to certain investment opportunities that may be suitable for us, and such vehicles with priority investment rights could be established by KKR in the future. These include, but are not limited to, KKR's special situations, mezzanine and real estate funds.

•
Duties owed to KKR investment vehicles.  KKR, including our Manager, may structure an investment as a result of which one or more KKR investment vehicles are offered the opportunity to participate in the same or separate debt tranche of an investment allocated to us. As advisor to such KKR investment vehicles, KKR, including our Manager, may owe a fiduciary or other duty to the KKR investment vehicles and may face a conflict of interest in respect of the advice they give to, or the decisions made with regard to, us and such KKR investment vehicles.

•
Co-investments.  We may co-invest together with KKR investment vehicles and/or KKR proprietary balance sheet entities in some or all of our investment opportunities. KKR may also offer co-investment opportunities to vehicles in which KKR personnel, non-employee consultants and other associated persons of KKR or any of its affiliate entities may invest and to third-party co-investors. In such circumstances, the size of the investment opportunity otherwise available to us may be less than it would otherwise have been, and we may participate in such opportunities on different and potentially less favorable economic terms than such parties if our Manager deems such participation as being otherwise in our best interests. Furthermore, when KKR proprietary entities or KKR investment vehicles have interests or requirements that do not align with our interests, including differing liquidity needs or desired investment horizons, conflicts may arise in the manner in which any voting or control rights are exercised with respect to the relevant investment, potentially resulting in an adverse impact on us. Generally, such transactions are not required to be presented to our board of directors for approval, and there can be no assurances that any conflicts will be resolved in our favor.

•
Investments in which KKR and/or KKR investment vehicles have a different principal interest.  Without the approval of KKR's global conflicts and compliance committee, we will not acquire a controlling interest in any class or tranche of debt securities of any borrower in which KKR or any KKR investment vehicle has a pre-existing controlling equity interest (excluding any investments shared by us and such parties upon initial investment or any related follow-on investment). However, in circumstances where KKR's global conflicts and compliance committee approves a transaction of this type, approval by our board of directors is generally not required, and our interests and those of KKR or such KKR investment vehicle may not always be aligned, which may give rise to actual or potential conflicts of interest and actions taken for us may be adverse to KKR or such KKR investment vehicle, or vice versa.

•
Competing interests; allocation of resources.   KKR may make investments on behalf of itself and/or KKR investment vehicles that are competitive with our investments. In providing advice and recommendations to, or with respect to, such investments and in dealing in such investments on behalf of such KKR investment vehicles or KKR, to the extent permitted by law, KKR will not take into consideration our interests or our Manager's investments. Accordingly, such advice, recommendations and dealings may result in adverse consequences to us and our investments. Conflicts of interest may also arise with respect to the allocation of our Manager's time and resources between our investments and other investments. In addition, conflicts of interest may arise where KKR personnel and non-employee consultants serve as directors or interim executives of, or otherwise are associated with, our portfolio entities (e.g., if the entity is in financial difficulty) or entities that are competitors of certain of our portfolio entities.

•
Information sharing.  Although we plan to leverage KKR's firm-wide resources to help source, conduct due diligence on, structure, syndicate and create value for our investments, the information-sharing policies and procedures of KKR relating to confidential information and the information barrier between the public and private side of KKR, as well as certain legal and contractual and tax constraints, could significantly limit our ability to do so. In addition, in providing services in respect of our investments and other investments, our Manager may come into possession of information that it is prohibited from acting on (including on our behalf) or disclosing as a result of applicable confidentiality requirements or applicable law, even though such action or disclosure would be in our interests. Furthermore, to the extent not restricted by confidentiality requirements or applicable law, KKR may apply experience and information gained in providing services to our investments to provide services to competing investments of KKR investment vehicles, which may have adverse consequences for us or our investments.

•
Other affiliate transactions.  We may borrow money from multiple lenders, including KKR. Although our Manager will approve such transactions only on terms, including the consideration to be paid, that are determined by our Manager in good faith to be appropriate for us, it is possible that the interests of such affiliated lender could be in conflict with ours and the interests of our stockholders. KKR may also, on our behalf, effect transactions, including transactions in the secondary markets where KKR is also acting as a broker or other advisor on the other side of the same transaction. Notwithstanding that KKR may not receive commissions from such agency cross-transactions, it may nonetheless have a potential conflict of interest with respect to us and the other parties to those transactions to the extent it receives commissions or other compensation from such other parties.

•
KKR stakes in third-party hedge fund managers.  KKR has stakes in third-party hedge fund managers. Funds and accounts managed by such third-party managers and underlying portfolio funds and accounts may invest in securities or other financial instruments of companies in which we may also have an interest, or in competitors of ours or our investments. Actions taken by any of these third-party hedge fund managers in respect of any of the foregoing may adversely impact our company.

•
Transactions with any KKR fund or affiliate.   Pursuant to the terms of the management agreement, and subject to applicable law, our Manager will not consummate on our behalf any transaction that involves (i) the sale of any investment to or (ii) the acquisition of any investment from KKR, any KKR fund or any of their affiliates unless such transaction (A) is on terms no less favorable to us than could have been obtained on an arm's length basis from an unrelated third party and (B) has been approved in advance by a majority of our independent directors. Although our Manager will seek to resolve any conflicts of interest in a fair and equitable manner in accordance with the allocation policy and its prevailing policies and procedures with respect to conflicts resolution among KKR funds generally, only those transactions set forth in this paragraph will be required to be presented for approval by the independent directors.

•
Management agreement.  The management agreement was negotiated between related parties and its terms, including fees payable to our Manager, may not be as favorable to us as if they had been negotiated with an unaffiliated third party. In addition, we may choose not to enforce, or to enforce less vigorously, our rights under the management agreement because of our desire to maintain an ongoing relationship with our Manager.

•
Service providers.  Certain advisors and other service providers, or their affiliates (including accountants, administrators, lenders, bankers, brokers, attorneys, consultants and investment or commercial banking firms), to us and our investments may also provide goods or services to or have business, personal, political, financial or other relationships with KKR (including our Manager). Such advisors and service providers may be investors in KKR investment vehicles, sources of investment opportunities for KKR, our company or KKR investment vehicles or may otherwise be co-investors with or counterparties to transactions involving the foregoing. These relationships may influence our Manager in deciding whether to select or recommend such a service provider to perform services for us or a borrower (the cost of which will generally be borne directly or indirectly by us or such borrower, as applicable).

Our Manager manages our portfolio pursuant to very broad investment guidelines and is not required to seek the approval of our board of directors for each investment, financing, asset allocation or hedging decision made by it, which may result in riskier loans and investments and which could adversely affect our results of operations and financial condition.

Our Manager is authorized to follow very broad investment guidelines that provide it with broad discretion in investment, financing, asset allocation and hedging decisions. Our board of directors will periodically review our investment guidelines and our loan and investment portfolio but will not, and will not be required to, review and approve in advance all of our proposed loans and investments or our Manager's financing, asset allocation or hedging decisions. In addition, in conducting periodic reviews, our directors may rely primarily on information provided to them by our Manager or its affiliates. Subject to maintaining our REIT qualification and our exclusion from registration under the Investment Company Act, our Manager has significant latitude within the broad investment guidelines in determining the types of loans and investments it makes for us, and how such loans and investments are financing or hedged, which could result in investment returns that are substantially below expectations or that result in losses, which could adversely affect our results of operations and financial condition.

We do not own the KKR name, but we will use it as part of our corporate name pursuant to a license agreement with KKR. Use of the name by other parties or the termination of our license agreement may harm our business.

We entered into a license agreement with KKR pursuant to which it granted us a fully paid-up, royalty-free, non-exclusive license to use the name "KKR Real Estate Finance Trust Inc." and the ticker symbol "KREF". Under this agreement, we have a right to use this name and ticker symbol for so long as our Manager (or another affiliate of KKR) serves as our Manager pursuant to the management agreement and our Manager (or another managing entity) remains an affiliate of KKR under the license agreement. The license agreement may also be earlier terminated by either party as a result of certain breaches or for convenience upon 90 days' prior written notice. KKR and its affiliates retain the right to continue using the "KKR" name. We are also unable to preclude KKR and its affiliates from licensing or transferring ownership of the "KKR" name to third parties, some of whom may compete with us. Consequently, we are unable to prevent any damage to goodwill that may occur as a result of the activities of KKR or others. Furthermore, in the event that the license agreement is terminated, we will be required to change our name and ticker symbol and cease using the "KKR" name. Any of these events could disrupt our recognition in the marketplace, damage any goodwill we may have generated and otherwise harm our business.

Risks Related to Our REIT Status and Certain Other Tax Considerations

If we do not maintain our qualification as a REIT, we will be subject to tax as a regular corporation and could face a substantial tax liability.

We expect to continue to operate so as to qualify as a REIT under the Code. However, qualification as a REIT involves the application of highly technical and complex Code provisions for which only a limited number of judicial or administrative interpretations exist. Our continued qualification as a REIT will depend on our continuing ability to meet various requirements concerning, among other things, our sources of income, the nature of our investments, the amounts we distribute to our stockholders and the ownership of our stock. Notwithstanding the availability of cure provisions in the Code, various compliance requirements could be failed and could jeopardize our REIT status. Furthermore, new tax legislation, administrative guidance or court decisions, in each instance potentially with retroactive effect, could make it more difficult or impossible for us to continue to qualify as a REIT. If we fail to qualify as a REIT in any tax year, then:

•
we would be taxed as a regular domestic corporation, which under current laws, among other things, means being unable to deduct distributions to stockholders in computing taxable income and being subject to U.S. federal income tax on taxable income at regular corporate income tax rates (at a 35% rate through 2017 and a 21% rate in subsequent years);

•	any resulting tax liability could be substantial and could have a material adverse effect on our book value;

•
unless we were entitled to relief under applicable statutory provisions, we would be required to pay taxes as described above, and thus, our cash available for distribution to stockholders would be reduced for each of the years during which we do not qualify as a REIT and for which we had taxable income; and

•	we generally would not be eligible to elect to be taxed as a REIT for the subsequent four full taxable years.

Even if we maintain our qualification as a REIT, we may incur tax liabilities that would reduce our cash available for distribution to stockholders.

Even if we maintain our qualification as a REIT, we may become subject to U.S. federal income taxes and related state and local taxes. For example, net income from the sale of properties that are "dealer" properties sold by a REIT (a "prohibited transaction" under the Code) will be subject to a 100% tax. We may not make sufficient distributions to avoid excise taxes applicable to REITs. Similarly, if we were to fail an income or asset test (and did not lose our REIT status because such failure was due to reasonable cause and not willful neglect), we would have to pay a penalty tax, which could be material. We also may decide to retain net capital gain we earn from the sale or other disposition of our investments and pay income tax directly on such income. In that event, our stockholders would be treated as if they earned that income and paid the tax on it directly. However, stockholders that are tax-exempt, such as charities or qualified pension plans, would have no benefit from their deemed payment of such tax liability unless they file U.S. federal income tax returns and thereon seek a refund of such tax. We also may be subject to state and local taxes on our income or property, including franchise, payroll, mortgage recording and transfer taxes, either directly or at the level of the other companies through which we indirectly own assets. For example, our taxable REIT subsidiaries are subject to full U.S. federal, state, local and foreign corporate-level income taxes. Any taxes we pay directly or indirectly will reduce our cash available for distribution to stockholders.

Complying with REIT requirements may cause us to forego otherwise attractive opportunities and limit our expansion opportunities.

In order to qualify as a REIT for U.S. federal income tax purposes, we must continually satisfy tests concerning, among other things, our sources of income, the nature of our investments in real estate and related assets, the amounts we distribute to our stockholders and the ownership of our stock. We may also be required to make distributions to stockholders at disadvantageous times or when we do not have funds readily available for distribution. Thus, compliance with REIT requirements may hinder our ability to operate solely on the basis of maximizing profits.

Complying with REIT requirements may force us to liquidate or restructure otherwise attractive investments.

In order to qualify as a REIT, we must also ensure that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified REIT real estate assets. The remainder of our investments in securities cannot include more than 10% of the outstanding voting securities of any one issuer or 10% of the total value of the outstanding securities of any one issuer unless we and such issuer jointly elect for such issuer to be treated as a taxable REIT subsidiary under the Code. The total value of all of our investments in taxable REIT subsidiaries cannot exceed 20% of the value of our total assets. In addition, no more than 5% of the value of our assets can consist of the securities of any one issuer other than a taxable REIT subsidiary, and no more than 25% of our assets can consist of debt of "publicly offered" REITs (i.e., REITs that are required to file annual and periodic reports with the SEC under the Exchange Act) that is not secured by real property or interests in real property. If we fail to comply with these requirements, we must dispose of a portion of our assets or otherwise come into compliance within 30 days after the end of the calendar quarter in order to avoid losing our REIT status and suffering adverse tax consequences.

Complying with REIT requirements may limit our ability to hedge effectively and may cause us to incur tax liabilities.

The REIT provisions of the Code substantially limit our ability to hedge liabilities and assets. Any income from a hedging transaction we enter into to manage risk of interest rate changes with respect to borrowings made or to be made to acquire or carry real estate assets or to manage risk of currency fluctuations with respect to our REIT qualifying income does not constitute "gross income" for purposes of the 75% or 95% gross income tests that we must satisfy in order to maintain our qualification as a REIT. To the extent that we enter into other types of hedging transactions, the income from those transactions is likely to be treated as non-qualifying income for purposes of both of these gross income tests. As a result of these rules, we intend to limit our use of advantageous hedging techniques or implement those hedges through a taxable REIT subsidiary. This could increase the cost of our hedging activities because our taxable REIT subsidiaries would be subject to tax on gains or expose us to greater risks associated with changes in interest rates than we would otherwise want to bear. In addition, losses in our taxable REIT subsidiaries will generally not provide any tax benefit, except for being carried forward against future taxable income in the taxable REIT subsidiaries.

Tax laws may lessen the relative competitive advantage of operating as a REIT rather than as a C corporation.
The recently passed tax law informally known as the Tax Cuts and Jobs Act (“TCJA”) made many significant changes to the U.S. federal income tax laws applicable to businesses and their owners, including REITs and their stockholders, and may lessen the relative competitive advantage of operating as a REIT rather than as a C corporation. Pursuant to this legislation, as of January 1, 2018, (1) the federal income tax rate applicable to corporations is reduced to 21%, (2) the highest marginal individual income tax rate is reduced to 37%, (3) the corporate alternative minimum tax is repealed, and (4) the backup withholding rate for U.S. holders is reduced to 24%. In addition, individuals, estates and trusts may deduct up to 20% of certain pass-through income, including ordinary REIT dividends that are not “capital gain dividends” or “qualified dividend income,” subject to certain limitations. For taxpayers qualifying for the full deduction, the effective maximum tax rate on ordinary REIT dividends would be 29.6% (through taxable years ending in 2025). The maximum rate of withholding with respect to our distributions to non-U.S. holders that are treated as attributable to gains from the sale or exchange of U.S. real property interests is also reduced from 35% to 21%. In certain circumstances, the ability to deduct net interest expense may be limited.
Under the TCJA, we generally will be required to take certain amounts in income no later than the time such amounts are reflected on certain financial statements. The application of this rule may require the accrual of income with respect to our debt instruments, such as original issue discount ("OID") or market discount, earlier than would be the case under the general tax rules, although the precise application of this rule is unclear at this time. This rule generally will be effective for tax years beginning after December 31, 2017 or, for debt instruments or mortgage backed securities issued with original issue discount, for tax years beginning after December 31, 2018. To the extent that this rule requires the accrual of income earlier than under the general tax rules, it could increase our “phantom income,” which may make it more likely that we could be required to borrow funds or take other action to satisfy the REIT distribution requirements for the taxable year in which this “phantom income” is recognized.
Our charter does not permit any person (including certain entities treated as individuals for this purpose) to own more than 9.8% of any class or series of our outstanding capital stock, and attempts to acquire shares of any class or series of our capital stock in excess of this 9.8% limit would not be effective without an exemption from those prohibitions by our board of directors.

To maintain our qualification as a REIT, not more than 50% in value of our outstanding capital stock may be owned, directly or indirectly, by five or fewer individuals (as defined in the Code to include certain entities). Our charter provides that no person may beneficially or constructively own more than 9.8% in value or in number of shares, whichever is more restrictive, of any class or series of our outstanding capital stock, provided that KKR and certain of its affiliates are excluded from this limitation. Our board of directors, in its sole discretion, may exempt (prospectively or retroactively) a person from this limitation if it obtains such representations, covenants and undertakings as it deems appropriate to conclude that granting the exemption will not cause us to lose our status as a REIT. The constructive ownership rules under the Code and our charter are complex and may cause shares of our outstanding stock owned by a group of related individuals or entities to be deemed to be constructively owned by one individual. As a result, the acquisition of less than 9.8% of any class or series of our outstanding capital stock by an individual or entity could cause an individual to own constructively in excess of 9.8% of such class or series of our outstanding capital stock, and thus violate the ownership limit. Any attempted transfer of our capital stock that, if effective, would result in a violation of the ownership limit, will cause the number of shares causing the violation to automatically be transferred to a trust for the exclusive benefit of one or more charitable beneficiaries designated by us and the intended transferee will acquire no rights in the shares. Despite these restrictions, it is possible that there could be five or fewer individuals who own more than 50% in value of our outstanding capital stock, which could cause us to fail to continue to qualify as a REIT. In addition, there can be no assurance that our board of directors, as permitted in our charter, will not decrease this ownership limit in the future (provided, however, that a decreased stock ownership limit will not be effective for any person whose ownership of our stock is in excess of the decreased ownership limit until such person's ownership percentage of our stock equals or falls below the decreased ownership limit).

The ownership limit could have the effect of discouraging a takeover or other transaction in which holders of our common stock might receive a premium for their shares over the then prevailing market price or which holders might believe to be otherwise in their best interests (and even if such change in control would not reasonably jeopardize our REIT status). The exemptions to the ownership limit granted to date may limit our board of directors' power to increase the ownership limit or grant further exemptions in the future.

We may choose to make distributions in the form of shares of our own stock, in which case stockholders may be required to pay income taxes without receiving any cash dividends.

In connection with our qualification as a REIT, we are required to annually distribute to our stockholders at least 90% of our REIT taxable income (which does not equal net income, as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding net capital gain. To satisfy this requirement, we may make distributions that are payable in cash and/or shares of our common stock at the election of each stockholder. Under IRS Revenue Procedure 2017-45, as a publicly offered REIT, as long as at least 20% of the total dividend is available in cash and certain other requirements are satisfied, the IRS will treat the stock distribution as a dividend (to the extent applicable rules treat such distribution as being made out of our earnings and profits). Taxable stockholders receiving such distributions will be required to include the full amount of such distributions as ordinary dividend income to the extent of our current or accumulated earnings and profits, as determined for U.S. federal income tax purposes. As a result, U.S. holders may be required to pay income taxes with respect to such distributions in excess of the cash portion of the distribution received. Accordingly, U.S. holders receiving a distribution of our shares may be required to sell shares received in such distribution or may be required to sell other stock or assets owned by them, at a time that may be disadvantageous, in order to satisfy any tax imposed on such distribution. If a U.S. holder sells the stock that it receives as part of the distribution in order to pay this tax, the sales proceeds may be less than the amount it must include in income with respect to the distribution, depending on the value of our shares at the time of the sale. Furthermore, with respect to certain non-U.S. holders, we may be required to withhold U.S. tax with respect to such distribution, including in respect of all or a portion of such distribution that is payable in stock, by withholding or disposing of part of the shares included in such distribution and using the proceeds of such disposition to satisfy the withholding tax imposed. In addition, if a significant number of our stockholders determine to sell shares of our common stock in order to pay taxes owed on dividend income, such sale may put downward pressure on the market price of our common stock.

Dividends payable by REITs do not qualify for the reduced tax rates available for some dividends.

The maximum U.S. federal income tax rate applicable to qualified dividend income payable to certain non-corporate U.S. holders is 20%. Dividends payable by REITs, however, generally are not eligible for the reduced qualified dividend rates. For taxable years beginning after December 31, 2017 and before January 1, 2026, under the TCJA, non-corporate taxpayers may deduct up to 20% of certain pass-through business income, including “qualified REIT dividends” (generally, dividends received by a REIT shareholder that are not designated as capital gain dividends or qualified dividend income), subject to certain limitations, resulting in an effective maximum U.S. federal income tax rate of 29.6% on such income. Although the reduced U.S. federal income tax rate applicable to qualified dividend income does not adversely affect the taxation of REITs or dividends payable by REITs, the more favorable rates applicable to regular corporate qualified dividends and the reduced corporate tax rate (currently 21%) could cause certain non-corporate investors to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our common stock.

We may be subject to adverse legislative or regulatory tax changes that could increase our tax liability, reduce our operating flexibility and reduce the price of our common stock.

In recent years, numerous legislative, judicial and administrative changes have been made in the provisions of U.S. federal income tax laws applicable to investments similar to an investment in shares of our common stock. The TCJA significantly changes the U.S. federal income tax laws applicable to businesses and their owners, including REITs and their stockholders. Technical corrections or other amendments to the TCJA or administrative guidance interpreting the TCJA may be forthcoming at any time. We cannot predict the long-term effect of the TCJA or any future law changes on REITs and their stockholders.
Any such changes could have an adverse effect on an investment in our shares or on the market value or the resale potential of our assets. You are urged to consult with your tax advisor with respect to the impact of recent legislation on your investment in our shares and the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our shares. Although REITs generally receive certain tax advantages compared to entities taxed as regular corporations, it is possible that the TCJA and future legislation would result in a REIT having fewer tax advantages, and it could become more advantageous for a company that invests in real estate to elect to be treated for U.S. federal income tax purposes as a corporation. Our charter provides our board of directors with the power, under certain circumstances, to revoke or otherwise terminate our REIT election and cause us to be taxed as a regular corporation, without the vote of our stockholders. Our board of directors has duties to us and could only cause such changes in our tax treatment if it determines in good faith that such changes are in the best interest of our company.

Our taxable income may be greater than our cash flow available for distribution, including as a result of our investments in certain debt instruments, causing us to recognize "phantom income" for U.S. federal income tax purposes, and certain modifications of debt instruments by us could cause the modified debt to not qualify as a good REIT asset, thereby jeopardizing our REIT qualification.

To qualify as a REIT, we generally must distribute annually to our stockholders at least 90% of our net taxable income, determined without regard to the dividends-paid deduction and excluding net capital gains. We will be subject to regular corporate income taxes on any undistributed REIT taxable income each year, including net capital gains. Additionally, we will be subject to a 4% nondeductible excise tax on any amount by which distributions paid by us in any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income and 100% of our undistributed income from previous years.

Our taxable income may substantially exceed our net income as determined based on GAAP, or differences in timing between the recognition of taxable income and the actual receipt of cash may occur. For example, we may acquire assets, including debt securities requiring us to accrue OID or recognize market discount income, that generate taxable income in excess of economic income or in advance of the corresponding cash flow from the assets referred to as "phantom income," and this may be more likely under the new rules regarding the timing of income on such assets that apply beginning in 2018 (or, with respect to debt securities with OID, 2019). In addition, if a borrower with respect to a particular debt instrument encounters financial difficulty rendering it unable to pay stated interest as due, we may nonetheless be required to continue to recognize the unpaid interest as taxable income with the effect that we will recognize income but will not have a corresponding amount of cash available for distribution to our stockholders. Finally, we may be required under the terms of indebtedness that we incur to use cash received from interest payments to make principal payments on that indebtedness, with the effect of recognizing income but not having a corresponding amount of cash available for distribution to our stockholders. Also, in certain circumstances, our ability to deduct interest expenses for U.S. federal income tax purposes may be limited.

As a result of the foregoing, we may generate less cash flow than taxable income in a particular year and find it difficult or impossible to meet the REIT distribution requirements in certain circumstances. In such circumstances, we may be required to (a) sell assets in adverse market conditions, (b) borrow on unfavorable terms, (c) distribute amounts that would otherwise be used for future acquisitions or used to repay debt, or (d) make a taxable distribution of our common stock as part of a distribution in which stockholders may elect to receive shares of our common stock or (subject to a limit measured as a percentage of the total distribution) cash, in order to comply with the REIT distribution requirements.

We may agree to modify the terms of distressed and other debt instruments that we hold. If the amendments to the outstanding debt are "significant modifications" under the applicable U.S. Treasury regulations, the modified debt may be considered to have been reissued to us in a debt-for-debt taxable exchange with the borrower. In certain circumstances, this deemed reissuance may prevent the modified debt from qualifying as a good REIT asset if the underlying security has declined in value and could cause us to recognize income to the extent the principal amount of the modified debt exceeds our adjusted tax basis in the unmodified debt.

The failure of a mezzanine loan to qualify as a real estate asset could adversely affect our ability to qualify as a REIT.

We originate and acquire mezzanine loans, for which the IRS has provided a safe harbor but not rules of substantive law. Pursuant to the safe harbor, if a mezzanine loan meets certain requirements, it will be treated by the IRS as a real estate asset for purposes of the REIT asset tests, and interest derived from the mezzanine loan will be treated as qualifying mortgage interest for purposes of the REIT 75% income test. Our mezzanine loans typically do not meet all of the requirements of this safe harbor. In the event we own a mezzanine loan that does not meet the safe harbor, the IRS could challenge such loan's treatment as a real estate asset for purposes of the REIT asset and income tests and, if such a challenge were sustained, we could fail to qualify as a REIT, unless we are able to qualify for a statutory REIT "savings" provision, which may require us to pay a significant penalty tax to maintain our REIT qualification.

Our investments in certain loans may require us to make estimates about the fair value of land improvements that may be challenged by the IRS.

We have invested and may invest in mortgage loans and mezzanine loans in which the underlying real property was under construction. Such mortgage loans (and mezzanine loans, to the extent they are otherwise qualifying) will generally be treated as real estate assets for purposes of the REIT asset tests, and interest derived from such loans will be treated as qualifying mortgage interest for purposes of the REIT 75% income test, provided that the “loan value” of the real property securing the loan is equal to or greater than the highest outstanding principal amount of the loan during any taxable year. With respect to construction loans, the value of the real property securing the loan is the fair value of the land plus the reasonably estimated cost of improvements or developments (other than personal property) that secure the loan and that are to be constructed from the proceeds of the loan. The IRS could challenge our estimates as to the loan value of the real property associated with such construction loans. If such a challenge were sustained, we could fail to qualify as a REIT, unless we are able to qualify for a statutory REIT “savings” provision, which may require us to pay a significant penalty tax to maintain our REIT qualification.

We may fail to qualify as a REIT if the IRS successfully challenges the treatment of our mezzanine loans as debt for U.S. federal income tax purposes or successfully challenges the treatment of our preferred equity investments as equity for U.S. federal income tax purposes.

There is limited case law and administrative guidance addressing whether instruments similar to our mezzanine loans and preferred equity investments will be treated as equity or debt for U.S. federal income tax purposes. We expect that our mezzanine loans generally will be treated as debt for U.S. federal income tax purposes, and our preferred equity investments generally will be treated as equity for U.S. federal income tax purposes, but we typically do not anticipate obtaining private letter rulings from the IRS or opinions of counsel on the characterization of those investments for U.S. federal income tax purposes. If a mezzanine loan is treated as equity for U.S. federal income tax purposes, we would be treated as owning the assets held by the partnership or limited liability company that issued the mezzanine loan and we would be treated as receiving our proportionate share of the income of that entity. If that partnership or limited liability company owned nonqualifying assets or earned nonqualifying income, we may not be able to satisfy all of the REIT income or asset tests. Alternatively, if the IRS successfully asserts a preferred equity investment is debt for U.S. federal income tax purposes, then that investment may be treated as a nonqualifying asset for purposes of the 75% asset test and as producing nonqualifying income for 75% gross income test. In addition, such an investment may be subject to the 10% value test and the 5% asset test, and it is possible that a preferred equity investment that is treated as debt for U.S. federal income tax purposes could cause us to fail one or more of the foregoing tests. Accordingly, we could fail to qualify as a REIT if the IRS does not respect our classification of our mezzanine loans or preferred equity for U.S. federal income tax purposes unless we are able to qualify for a statutory REIT "savings" provision, which may require us to pay a significant penalty tax to maintain our REIT qualification.

The tax on prohibited transactions will limit our ability to engage in transactions, including certain methods of securitizing or syndicating mortgage loans that would be treated as sales for U.S. federal income tax purposes.

A REIT's net income from prohibited transactions is subject to a 100% tax with no offset for losses. In general, prohibited transactions are sales or other dispositions of property, other than foreclosure property, but including mortgage loans, held primarily for sale to customers in the ordinary course of business. We might be subject to this tax if we dispose of, securitize or syndicate loans in a manner that was treated as a sale of the loans, if we frequently buy and sell securities in a manner that is treated as dealer activity with respect to such securities for U.S. federal income tax purposes. Therefore, in order to avoid the prohibited transactions tax, we may choose to engage in certain sales of loans through a taxable REIT subsidiary and not at the REIT level, and may limit the structures we utilize for our securitization transactions, even though the sales or structures might otherwise be beneficial to us.

The failure of assets subject to repurchase agreements to qualify as real estate assets could adversely affect our ability to qualify as a REIT.

We have entered into financing arrangements that are structured as sale and repurchase agreements pursuant to which we nominally sell certain of our assets to a counterparty and simultaneously enter into an agreement to repurchase these assets at a later date in exchange for a purchase price. Economically, these agreements are financings that are secured by the assets sold pursuant thereto. We believe that we are treated for REIT asset and income test purposes as the owner of the assets that are the subject of such sale and repurchase agreements notwithstanding that such agreements may transfer record ownership of the assets to the counterparty during the term of the agreement. It is possible, however, that the IRS could assert that we do not own the assets during the term of the related sale and repurchase agreement, in which case we could fail to qualify as a REIT.

Liquidation of assets may jeopardize our REIT qualification.

To qualify as a REIT, we must comply with requirements regarding our assets and our sources of income. If we are compelled to liquidate our investments to repay obligations to our lenders, we may be unable to comply with these requirements, ultimately jeopardizing our qualification as a REIT, or we may be subject to a 100% tax on any resultant gain if we sell assets that are treated as dealer property or inventory.

Certain financing activities may subject us to U.S. federal income tax and could have negative tax consequences for our stockholders.

We may enter into securitization transactions and other financing transactions that could result in us, or a portion of our assets, being treated as a taxable mortgage pool for U.S. federal income tax purposes. If we enter into such a transaction in the future, we could be taxable at the highest corporate income tax rate on a portion of the income arising from a taxable mortgage pool, referred to as "excess inclusion income," that is allocable to the percentage of our shares held in record name by disqualified organizations (generally tax-exempt entities that are exempt from the tax on unrelated business taxable income, such as state pension plans and charitable remainder trusts and government entities). In that case, we could reduce distributions to such stockholders by the amount of tax paid by us that is attributable to such stockholder's ownership.

If we were to realize excess inclusion income, IRS guidance indicates that the excess inclusion income would be allocated among our stockholders in proportion to the dividends paid. Excess inclusion income cannot be offset by losses of a stockholder. If the stockholder is a tax-exempt entity and not a disqualified organization, then this income would be fully taxable as unrelated business taxable income under Section 512 of the Code. If the stockholder is a foreign person, it would be subject to U.S. federal income tax at the maximum tax rate and withholding will be required on this income without reduction or exemption pursuant to any otherwise applicable income tax treaty.

Our qualification as a REIT may be dependent on the accuracy of legal opinions or advice rendered or given or statements by the issuers of assets that we acquire, and the inaccuracy of any such opinions, advice or statements may adversely affect our REIT qualification and result in significant corporate-level tax.

When purchasing securities, we may rely on opinions or advice of counsel for the issuer of such securities, or statements made in related offering documents, for purposes of determining whether such securities represent debt or equity securities for U.S. federal income tax purposes, the value of such securities, and also to what extent those securities constitute qualified real estate assets for purposes of the REIT asset tests and produce income that qualifies under the 75% gross income test. The inaccuracy of any such opinions, advice or statements may adversely affect our ability to qualify as a REIT and result in significant corporate-level tax (at a 35% rate through 2017 and a 21% rate in subsequent years).

Any taxable REIT subsidiaries owned by us are subject to corporate-level taxes and our dealings with our taxable REIT subsidiaries may be subject to 100% excise tax.

A REIT may own up to 100% of the stock of one or more taxable REIT subsidiaries. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a taxable REIT subsidiary. A corporation of which a taxable REIT subsidiary directly or indirectly owns more than 35% of the voting power or value of the stock will automatically be treated as a taxable REIT subsidiary. Overall, no more than 20% of the gross value of a REIT's assets may consist of stock or securities of one or more taxable REIT subsidiaries. In addition, the taxable REIT subsidiary rules limit the deductibility of interest paid or accrued by a taxable REIT subsidiary to its parent REIT to assure that the taxable REIT subsidiary is subject to an appropriate level of corporate taxation. The rules also impose a 100% excise tax on certain transactions between a taxable REIT subsidiary and its parent REIT that are not conducted on an arm's length basis.

Domestic taxable REIT subsidiaries that we own or may form will pay U.S. federal, state and local income tax on their taxable income, and their after-tax net income will be available for distribution to us but will not be required to be distributed to us, unless necessary to maintain our REIT qualification. In certain circumstances, the ability of our taxable REIT subsidiaries to deduct interest expenses for U.S. federal income tax purposes may be limited. While we plan to monitor the aggregate value of the securities of our taxable REIT subsidiaries and intend to conduct our affairs so that such securities will represent less than 20% of the value of our total assets, there can be no assurance that we will be able to comply with the taxable REIT subsidiary limitation or avoid the application of the 100% excise tax discussed above in all market conditions.

Risks Related to Ownership of Our Common Stock

KKR controls us and its interests may conflict with ours or those of our stockholders in the future.

As of December 31, 2017, KKR and its affiliates beneficially owned shares of our common stock providing them with an aggregate 44.1% of the total voting power of our company. Furthermore, until such time as (1) KKR and its affiliates cease to own at least 25% of the outstanding shares of our common stock, (2) KKR REFT Asset Holdings elects to convert the share of our special voting preferred stock into one share of our common stock or (3) beneficial and/or record ownership of the share of our special voting preferred stock is transferred to any person other than KKR or its affiliates, the share of our special voting preferred stock gives KKR REFT Asset Holdings the right, solely with respect to the election of members of our board of directors, to vote the number of votes necessary to equal a majority of the votes entitled to be cast in an election of directors and thereby control our policy and operations. In addition, pursuant to our stockholders agreement, so long as KKR REFT Asset Holdings and its affiliates own at least 25% of the outstanding shares of our common stock, KKR REFT Asset Holdings will have the right to nominate at least half of the directors to our board of directors. See "—Risks Related to Our Relationship with Our Manager and Its Affiliates."

By virtue of KKR's stock ownership and voting power, in addition to its board designation rights, KKR has the power to significantly influence our business and affairs and is able to influence the outcome of matters required to be submitted to stockholders for approval, including the election of our directors, amendments to our charter, mergers or sales of assets. The influence exerted by KKR over our business and affairs might not be consistent with the interests of some or all of our stockholders. In addition, the concentration of ownership in our officers or directors or stockholders associated with them may have the effect of delaying or preventing a change in control of our company, including transactions that would be in the best interests of our stockholders and would result in receipt of a premium to the price of our shares of common stock (and even if such change in control would not reasonably jeopardize our qualification as a REIT), and might negatively affect the market price of our common stock.

We are a "controlled company" within the meaning of the rules of the NYSE and, as a result, will qualify for, and rely on, exemptions from certain corporate governance requirements. You will not have the same protections afforded to stockholders of companies that are subject to such requirements.

KKR and its affiliates control a majority of the combined voting power of all classes of our stock entitled to vote generally in the election of directors. As a result, we will be a "controlled company" within the meaning of the corporate governance standards of the NYSE. Under these rules, a company of which more than 50% of the voting power in the election of directors is held by an individual, group or another company is a "controlled company" and may elect not to comply with certain corporate governance requirements. For example, controlled companies:

•	are not required to have a board of directors that is comprised of a majority of "independent directors," as defined under the rules of such exchange;

•	are not required to have a compensation committee that is comprised entirely of independent directors; and

•	are not required to have a nominating and corporate governance committee that is comprised entirely of independent directors.

We intend to utilize these exemptions. Accordingly, for so long as we utilize these exemptions, you will not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of the NYSE.

Certain of our pre-IPO stockholders also hold interests in our Manager, which may influence the incentives that such pre-IPO stockholders have with respect to matters between us and our Manager and such interest may not be consistent with the interest of some or all of our stockholders

Certain of our pre-IPO stockholders collectively hold, as of December 31, 2017, a 29.2% interest in our Manager through their ownership of a class of non-voting limited liability company interests in our Manager (the "Non-Voting Manager Units"). This interest means that these pre-IPO stockholders indirectly share in the fees paid by us to our Manager, which may influence the incentives that such stockholders have with respect to matters between us and our Manager and which interests may not be consistent with our interests of some or all of our stockholders.

Provisions of our charter and bylaws and Maryland law may deter takeover attempts, which may limit the opportunity of our stockholders to sell their shares at a favorable price.

Some of the provisions of Maryland law and our charter and bylaws discussed below could make it more difficult for a third party to acquire us, even if doing so might be beneficial to our stockholders by providing them with the opportunity to sell their shares at a premium to the then current market price.

Issuance of stock without stockholder approval.    Our charter authorizes our board of directors, without stockholder approval, to authorize the issuance of up to 300,000,000 shares of common stock and up to 50,000,000 shares of preferred stock, one share of special voting preferred stock and one share of special non-voting preferred stock. Our charter also authorizes our board of directors, without stockholder approval, to classify or reclassify any unissued shares of common stock and preferred stock into other classes or series of stock and to amend our charter to increase or decrease the aggregate number of shares of stock or the number of shares of stock of any class or series that are authorized by the charter to be issued. Preferred stock may be issued in one or more classes or series, the terms of which may be determined by our board of directors without further action by stockholders. Prior to issuance of any such class or series, our board of directors will set the terms of any such class or series, including the preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications and terms and conditions of redemption. The issuance of any preferred stock could materially adversely affect the rights of holders of common stock and, therefore, could reduce the value of the common stock. In addition, specific rights granted to future holders of our preferred stock could be used to restrict our ability to merge with, or sell assets to, a third party. The power of our board of directors to cause us to issue preferred stock could, in certain circumstances, make it more difficult, delay, discourage, prevent or make it more costly to acquire or effect a change in control, thereby preserving the current stockholders' control.

Advance notice bylaw.    Our bylaws contain advance notice procedures for the introduction by a stockholder of new business and the nomination of directors by a stockholder. These provisions could, in certain circumstances, discourage proxy contests and make it more difficult for you and other stockholders to elect stockholder-nominated directors and to propose and, consequently, approve stockholder proposals opposed by management.

Maryland takeover statutes.    We are subject to the Maryland Business Combination Act, which could delay or prevent an unsolicited takeover of us. The statute substantially restricts the power of third parties who acquire, or seek to acquire, control of us without the approval of our board of directors to complete mergers and other business combinations even if such transaction would be beneficial to stockholders. "Business combinations" between such a third-party acquirer or its affiliate and us are prohibited for five years after the most recent date on which the acquirer becomes an "interested stockholder." An "interested stockholder" is defined as any person who beneficially owns 10% or more of the voting power of our outstanding voting stock or an affiliate or associate of ours who, at any time within the two-year period immediately prior to the date in question, was the beneficial owner of 10% or more of the voting power of our then outstanding stock. If our board of directors approved in advance the transaction that would otherwise give rise to the acquirer attaining such status, the acquirer would not become an interested stockholder and, as a result, it could enter into a business combination with us. Our board of directors may, however, provide that its approval is subject to compliance, at or after the time of approval, with any terms and conditions determined by it. Even after the lapse of the five-year prohibition period, any business combination with an interested stockholder must be recommended by our board of directors and approved by the affirmative vote of at least:

•	80% of the votes entitled to be cast by stockholders; and

•	two-thirds of the votes entitled to be cast by stockholders other than the interested stockholder and affiliates and associates thereof.

The super-majority vote requirements do not apply if, among other considerations, the transaction complies with a minimum price and form of consideration requirements prescribed by the statute. The statute permits various exemptions from its provisions, including business combinations that are exempted by the board of directors prior to the time that an interested stockholder becomes an interested stockholder. Our board of directors has by resolution exempted business combinations between us and any other person, provided that such business combination is first approved by our board of directors.

The Maryland Control Share Acquisition Act of the Maryland General Corporation Law provides that a holder of control shares of a Maryland corporation acquired in a control share acquisition has no voting rights with respect to the control shares except to the extent approved by a vote of two-thirds of the votes entitled to be cast on the matter. Shares owned by the acquiror, by officers or by employees who are directors of the corporation are excluded from shares entitled to vote on the matter. Control shares are voting shares of stock that, if aggregated with all other shares of stock owned by the acquiror or in respect of which the acquiror is able to exercise or direct the exercise of voting power (except solely by virtue of a revocable proxy), would entitle the acquiror to exercise voting power in electing directors within one of the following ranges of voting power:

•	one-tenth or more but less than one-third;

•	one-third or more but less than a majority; or

•	a majority or more of all voting power.

Control shares do not include shares the acquiror is then entitled to vote as a result of having previously obtained stockholder approval or shares acquired directly from the corporation. A control share acquisition means the acquisition of issued and outstanding control shares, subject to certain exceptions.

A person who has made or proposes to make a control share acquisition may compel the board of directors of the corporation to call a special meeting of stockholders to be held within 50 days of demand to consider the voting rights of the shares. The right to compel the calling of a special meeting is subject to the satisfaction of certain conditions, including an undertaking to pay the expenses of the meeting. If no request for a meeting is made, the corporation may itself present the question at any stockholders meeting.

If voting rights are not approved at the meeting or if the acquiror does not deliver an acquiring person statement as required by the statute, then the corporation may, subject to certain limitations and conditions, redeem for fair value any or all of the control shares, except those for which voting rights have previously been approved. Fair value is determined, without regard to the absence of voting rights for the control shares, as of the date of any meeting of stockholders at which the voting rights of the shares are considered and not approved or, if no meeting is held, as of the date of the last control share acquisition by the acquiror. If voting rights for control shares are approved at a stockholders meeting and the acquiror becomes entitled to exercise or direct the exercise of a majority of the voting power, all other stockholders may exercise appraisal rights. The fair value of the shares as determined for purposes of appraisal rights may not be less than the highest price per share paid by the acquiror in the control share acquisition.

The control share acquisition statute does not apply to (a) shares acquired in a merger, consolidation or share exchange if the corporation is a party to the transaction or (b) acquisitions approved or exempted by the charter or bylaws of the corporation.

Our bylaws contain a provision exempting any acquisition of our stock by any person from the foregoing provisions on control shares, which may be amended by our board of directors. In the event that our bylaws are amended to modify or eliminate this provision, acquisitions of our common stock may constitute a control share acquisition.

The Maryland Unsolicited Takeovers Act ("MUTA") permits the board of directors of a Maryland corporation with at least three independent directors and a class of stock registered under the Exchange Act, without stockholder approval and notwithstanding any contrary provision in its charter or bylaws, to implement certain takeover defenses, including adopting a classified board, increasing the vote required to remove a director or providing that each vacancy on the board of directors may be filled only by a majority of the remaining directors in office, even if the remaining directors do not constitute a quorum. These provisions could have the effect of limiting or precluding a third party from making an unsolicited acquisition proposal for our company or of delaying, deferring or preventing a change in control under circumstances that otherwise could provide the holders of shares of our common stock with the opportunity to realize a premium over the then current market price. Our charter contains a provision whereby we have elected to be subject to the provisions of MUTA relating to the filling of vacancies on our board of directors.

In addition, our charter includes certain limitations on the ownership and transfer of our common stock. See "—Risks Related to Our REIT Status and Certain Other Tax Items—Our charter does not permit any person (including certain entities treated as individuals for this purpose) to own more than 9.8% of any class or series of our outstanding capital stock, and attempts to acquire shares of any class or series of our capital stock in excess of this 9.8% limit would not be effective without a prior exemption from those prohibitions by our board of directors."

Our rights and the rights of our stockholders to take action against our directors and officers are limited, which could limit your recourse in the event of actions not in your best interests.

Our charter limits the liability of our present and former directors and officers to us and our stockholders for money damages to the maximum extent permitted by Maryland law. Under Maryland law, our present and former directors and officers will not have any liability to us and our stockholders for money damages other than liability resulting from:

•	actual receipt of an improper benefit or profit in money, property or services; or

•	active and deliberate dishonesty by the director or officer that was established by a final judgment as being material to the cause of action adjudicated.

Our charter authorizes us to indemnify our present and former directors and officers for actions taken by them in those capacities to the maximum extent permitted by Maryland law. Our bylaws require us to indemnify each present and former director or officer, to the maximum extent permitted by Maryland law, in the defense of any proceeding to which he or she is made, or threatened to be made, a party by reason of his or her service to us. In addition, we may be obligated to pay or reimburse the defense costs incurred by our present and former directors and officers without requiring a preliminary determination of their ultimate entitlement to indemnification.

Our charter contains provisions that make removal of our directors difficult, which could make it difficult for our stockholders to effect changes to our management.

Our charter provides that, subject to the rights of any series of preferred stock, a director may be removed only for cause upon the affirmative vote of at least two-thirds of the votes entitled to be cast generally in the election of directors. Under our charter, cause means conviction of a felony or a final judgment of a court of competent jurisdiction holding that a director caused demonstrable, material harm to our company through bad faith or active and deliberate dishonesty. Vacancies may be filled only by a majority of the remaining directors in office, even if less than a quorum. These requirements make it more difficult to change our management by removing and replacing directors and may prevent a change in control of our company that is in the best interests of our stockholders.

Our charter contains provisions that are designed to reduce or eliminate duties of KKR and its affiliates and our directors with respect to corporate opportunities and competitive activities.

Our charter contains provisions designed to reduce or eliminate duties of KKR and its affiliates and of our directors or any person our directors control to refrain from competing with us or to present to us business opportunities that otherwise may exist in the absence of such charter provisions. Under our charter, KKR and its affiliates and our directors or any person our directors control will not be obligated to present to us opportunities unless those opportunities are expressly offered to such person in his or her capacity as a director or officer of our company and those persons will be able to engage in competing activities without any restriction imposed as a result of KKR's or its affiliates' status as a stockholder or KKR affiliates' status as officers or directors of our company.

We have not established a minimum distribution payment level and we cannot assure you of our ability to pay distributions in the future.

We are generally required to distribute to our stockholders at least 90% of our REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gain, each year for us to qualify as a REIT under the Code, which requirement we currently intend to satisfy through quarterly distributions of all or substantially all of our net taxable income in such year, subject to certain adjustments. Although we intend to make regular quarterly distributions to holders of our common stock and we currently expect to distribute substantially all of our net taxable income to our stockholders on an annual basis, we have not established a minimum distribution payment level and our ability to pay distributions may be adversely affected by a number of factors, including the risk factors described in this Annual Report on Form 10-K. Any distributions we make to our stockholders will be at the discretion of our board of directors and will depend on our earnings, financial condition, liquidity, debt covenants, maintenance of our REIT qualification, applicable law and such other factors as our board of directors may deem relevant from time to time. We believe that a change in any one of the following factors could adversely affect our results of operations and impair our ability to pay distributions to our stockholders:

•	our ability to make profitable investments;

•	margin calls or other expenses that reduce our cash flow;

•	defaults in our asset portfolio or decreases in the value of our portfolio; and

•	the fact that anticipated operating expense levels may not prove accurate, as actual results may vary from estimates.

As a result, no assurance can be given that the level of any distributions we make to our stockholders will achieve a market yield or increase or even be maintained over time, any of which could materially and adversely affect the market price of our common stock. We may use net operating losses, to the extent available and subject to certain limitations, carried forward to offset future net taxable income, and therefore reduce our dividend requirements. In addition, some of our distributions may include a return of capital, which would reduce the amount of capital available to operate our business.

In addition, distributions that we make to our stockholders will generally be taxable to our stockholders as ordinary income. REIT dividends (other than capital gain dividends) received by non-corporate stockholders may be eligible for a 20% reduction. However, a portion of our distributions may be designated by us as long-term capital gains to the extent that they are attributable to capital gain income recognized by us or may constitute a return of capital to the extent that they exceed our earnings and profits as determined for U.S. federal income tax purposes. A return of capital is not taxable, but has the effect of reducing the basis of a stockholder's investment in our common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal executive offices are located in leased office space at 9 West 57th Street, New York, New York. We do not own any real property. We consider these facilities to be suitable and adequate for the management and operations of our business.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of December 31, 2017, we were not involved in any material legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

On May 5, 2017, our common stock began trading on the NYSE under the symbol “KREF.” The table below sets forth, for the calendar quarters indicated, the reported intraday high and low sale prices for our common stock as reported on the NYSE on and after May 5, 2017.

	2017
	High	Low
First Quarter	$ n.a.	$ n.a.
Second Quarter (on and after May 5, 2017)	23.99	20.50
Third Quarter	22.15	19.57
Fourth Quarter	21.63	19.68

The last reported sale price of our common stock on February 23, 2018 as reported on the NYSE was $19.70. As of February 23, 2018 there were 38 holders of record of our common stock. This does not include the number of stockholders that hold shares in “street name” through banks or broker-dealers.

Dividends

We intend to make regular quarterly distributions to holders of our common stock. U.S. federal income tax law generally requires that a REIT distribute annually at least 90% of its REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gains, and that it pay tax at regular corporate rates to the extent that it annually distributes less than 100% of its REIT taxable income, as adjusted. We currently expect to distribute substantially all of our net taxable income to our stockholders on an annual basis.

Any distributions we make to our stockholders will be at the discretion of our board of directors and will depend on our earnings, financial condition, liquidity, debt covenants, maintenance of our REIT qualification, applicable law and such other factors as our board of directors may deem relevant from time to time. Our earnings, financial condition and liquidity will be affected by various factors, including the net interest and other income from our portfolio, our operating expenses and any other expenditures.

We anticipate that our distributions generally will be taxable as ordinary income to our stockholders, although a portion of the distributions may be designated by us as qualified dividend income or capital gain, or may constitute a return of capital. We will furnish annually to each of our stockholders a statement setting forth distributions paid during the preceding year and their characterization as ordinary income, return of capital, qualified dividend income or capital gain.

To the extent that in respect of any calendar year, cash available for distribution is less than our REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gain, we could be required to sell assets or borrow funds to make cash distributions or make a portion of the required distribution in the form of a taxable stock distribution or distribution of debt securities. For more information regarding risk factors that could materially adversely affect our actual results of operations, see Part I. Item IA. “Risk Factors.”

The following table sets forth the dividends declared during each calendar quarter for 2017 and 2016:

	Declaration Date	Record Date	Payment Date	Amount per Share
2016
	February 3, 2016	February 3, 2016	February 5, 2016	$0.36
	May 12, 2016	May 12, 2016	May 12, 2016	0.34
	August 11, 2016	August 11, 2016	August 11, 2016	0.29
	November 23, 2016	November 23, 2016	November 23, 2016	0.23

2017
	February 3, 2017	February 3, 2017	February 3, 2017	0.35
	April 18, 2017	April 18, 2017	April 18, 2017	0.28
	June 14, 2017	June 30, 2017	July 14, 2017	0.25
	September 14, 2017	September 30, 2017	October 12, 2017	0.37
	December 14, 2017	December 29, 2017	January 12, 2018	0.37

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

Stockholder Return Performance

The following graph is a comparison of the cumulative total stockholder return on shares of our common stock, the Russell 2000 Index (the “Russell 2000”), and the Bloomberg REIT Mortgage Index, a published industry index, from May 5, 2017 (the date our common stock began trading on the NYSE) to December 31, 2017. The graph assumes that $100 was invested on May 5, 2017 in our common stock, the Russell 2000 and the Bloomberg REIT Mortgage Index and that all dividends were reinvested without the payment of any commissions. There can be no assurance that the performance of our shares will continue in line with the same or similar trends depicted in the graph below.

Total Return Performance

	Period Ending
	5/5/2017	6/30/2017	9/30/2017	12/31/2017
KKR Real Estate Finance Trust, Inc.	100.0	106.08	105.64	102.31
Russell 2000	100.0	102.18	107.97	111.56
Bloomberg REIT Mortgage Index	100.0	104.22	107.85	107.76

Equity Compensation Plan Information

The following table summarizes information, as of December 31, 2017, relating to our equity compensation plans pursuant to which shares of our common stock or other equity securities may be granted from time to time:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights(1)	Weighted-average exercise price of outstanding options, warrants and rights(2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column 1)
Equity compensation plans approved by security holders	154,878	$—	3,873,509
Equity compensation plans not approved by security holders	—	—	—
Total	154,878	$—	3,873,509

(1)
Reflects the aggregate number of equity-based awards granted under our Amended and Restated KKR Real Estate Finance Trust Inc. 2016 Omnibus Incentive Plan that remained outstanding as of December 31, 2017. All of these awards were in the form of restricted stock units.

(2)	Restricted stock units are not exercisable for consideration.

Issuer Purchases of Equity Securities

Our board of directors has authorized the repurchase of up to $100.0 million of our common stock over the 12 month period commencing June 12, 2017. Of this amount, a total of $50.0 million is covered by a pre-set trading plan meeting the requirements of Rule 10b5-1 under the Exchange Act (the "10b5-1 plan"), which provides for repurchases of our common stock when the market price per share of our common stock is below book value per share (calculated in accordance with GAAP as of end of the most recent quarterly period for which financial statements are available), with the remaining $50.0 million available for repurchases that can be made from time to time during the repurchase period in the open market, pursuant to pre-set trading plans meeting the requirements of Rule 10b5-1 under the Exchange Act, in private transactions or otherwise.

There were no purchases of shares of our common stock made by us or on our behalf during the three months ended December 31, 2017.

As of December 31, 2017, a total of $99.5 million remained available for repurchases under our repurchase program, $49.5 million of which is available under the 10b5-1 plan.

Between January 1, 2018 and February 23, 2018, we repurchased a total of 496,809 shares of our common stock for $9.7 million at a weighted average price per share of $19.49.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth our selected consolidated financial data as of the dates and for the periods indicated. The selected consolidated financial data as of December 31, 2017, 2016 and 2015 and for the years ended December 31, 2017, 2016 and 2015 was derived from our audited consolidated financial statements.

The selected consolidated financial data should be read in conjunction with Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and related notes thereto included within Part II, Item 8 "Financial Statements and Supplementary Data."

	Year Ended December 31,
(in thousands, except ratio, share, and per share data)	2017	2016	2015
Operating Data:
Net Interest Income
Interest income	$83,145	$32,659	$12,536
Interest expense	21,224	7,432	554
Total net interest income	61,921	25,227	11,982
Other Income	17,688	15,968	10,328
Operating Expenses	18,428	8,569	4,745
Income (Loss) Before Income Taxes, Noncontrolling Interests and Preferred Dividends	61,181	32,626	17,565
Income tax expense	1,102	354	393
Net Income (Loss)	60,079	32,272	17,172
Redeemable Noncontrolling Interests in Income (Loss) of Consolidated Joint Venture	216	302	272
Noncontrolling Interests in Income (Loss) of Consolidated Joint Venture	801	813	137
Net Income (Loss) Attributable to KKR Real Estate Finance Trust Inc. and Subsidiaries	59,062	31,157	16,763
Preferred Stock Dividends	244	16	15
Net Income (Loss) Attributable to Common Stockholders	$58,818	$31,141	$16,748
Per Share Data:
Net Income (Loss) Per Share of Common Stock
Basic	$1.30	$1.61	$1.95
Diluted	$1.30	$1.61	$1.95
Weighted Average Number of Shares of Common Stock Outstanding
Basic	45,320,358	19,299,597	8,605,876
Diluted	45,321,360	19,299,597	8,605,876
Dividends declared per share of common stock(A)	$1.62	$1.22	$0.73
Shares of common stock issued and outstanding at period end	53,685,440	24,158,392	13,636,416
Book value per share of common stock(B)	$19.73	$20.60	$20.78
Share price(C)	$20.01	n.a.	n.a.
Price to book(D)	1.01	n.a.	n.a.
Dividend yield(E)	7.40%	n.a.	n.a.
Leverage ratio(F)	1.0	0.7	0.3
Balance Sheet Data (at period end):
Total assets(G)	$2,137,967	$951,829	$420,090
Secured financing agreements, net	964,800	439,144	122,133
Redeemable noncontrolling interests in equity of consolidated joint venture	3,090	3,030	4,643
Redeemable preferred stock	949	—	—
Preferred stock	—	125	125
Total KKR Real Estate Finance Trust Inc. stockholders' equity	1,059,145	497,698	281,460
Noncontrolling interest in equity of consolidated joint venture	—	7,339	4,914
Total equity(H)	$1,063,184	$508,067	$291,017

(A)	Equal to dividends declared on shares of common stock divided by the shares outstanding as of the dividend record date.
(B)    Equal to total KKR Real Estate Finance Trust Inc. stockholders' equity divided by shares of common stock issued and outstanding at period end.

(C)	Represents the closing price of our common stock reported on the NYSE on the last trading day of the fiscal year.

(D)
Represents the closing price of our common stock reported on the NYSE on the declaration date of the last dividend declared by our board of directors in each period divided by the book value per share at each period end.

(E)	Represents the annualized fourth quarter dividend divided by the closing stock price on the last trading day of the fiscal year.

(F)	Represents (i) total outstanding secured debt agreements, loan participations sold, and non-consolidated senior interests, less cash, to (ii) total stockholders’ equity, at each period end.

(G)	Includes senior loans held in VIEs, net of VIE liabilities.

(H)
Represents (i) temporary equity, which includes redeemable noncontrolling interests in equity of consolidated joint venture and redeemable preferred stock, and (ii) permanent equity, which includes total KKR Real Estate Finance Trust Inc. stockholders' equity and noncontrolling interests in equity of consolidated joint venture.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K. The historical consolidated financial data discussed below reflects the historical results and financial position of KREF. In addition, this discussion and analysis contains forward-looking statements and involves numerous risks and uncertainties, including those described under “Cautionary Note Regarding Forward-Looking Statements," and Part I, Item 1A. "Risk Factors" in this Annual Report on Form 10-K. Actual results may differ materially from those contained in any forward-looking statements.

Introduction

KKR Real Estate Finance Trust Inc. is a real estate finance company that focuses primarily on originating and acquiring senior loans secured by CRE assets. We are externally managed by KKR Real Estate Finance Manager LLC, an indirect subsidiary of KKR, and are a REIT traded on the NYSE under the symbol “KREF.” We are headquartered in New York City.

We conduct our operations as a REIT for U.S. federal income tax purposes. We generally will not be subject to U.S. federal income taxes on our taxable income to the extent that we annually distribute all of our net taxable income to stockholders and maintain our qualification as a REIT. We also operate our business in a manner that permits us to avoid registration under the Investment Company Act. We are organized as a holding company and conduct our business primarily through our various subsidiaries.

2017 Highlights

•	Completed our IPO of 11.8 million shares of common stock, raising net proceeds of $225.9 million bringing our book value to $1.1 billion as of December 31, 2017, a 113% increase over 2016

•
Net Income Attributable to Common Stockholders of $58.8 million, or $1.30 per basic and diluted share of common stock and Net Core Earnings of $55.5 million, or $1.22 per diluted share of common stock increased 89% and 100%, respectively, compared to 2016

•	Current portfolio of $2,083.1 million is 100% performing and 93% floating-rate with a weighted average LTV of 67% as of December 31, 2017. Current portfolio is up 148% over 2016

•
Committed $1,482.5 million to new floating-rate senior loans and funded an additional $49.7 million for loans that closed prior to 2017. Loans committed during 2017 represents a 175% increase over 2016

•	Increased our borrowing capacity to $1.8 billion at the end of 2017, compared to $1.5 billion at the end of 2016

Key Financial Measures and Indicators

As a real estate finance company, we believe the key financial measures and indicators for our business are earnings per share, dividends declared, Core Earnings, Net Core Earnings and book value per share.

Earnings Per Share and Dividends Declared

The following table sets forth the calculation of basic and diluted net income per share and dividends declared per share (amounts in thousands, except share and per share data):

	Three Months Ended December 31,	Year Ended December 31,
	2017	2017	2016
Net income(A)	$17,034	$58,818	$31,141
Weighted-average number of shares of common stock outstanding
Basic	53,685,440	45,320,358	19,299,597
Diluted	53,688,027	45,321,360	19,299,597
Net income per share, basic	$0.32	$1.30	$1.61
Net income per share, diluted	$0.32	$1.30	$1.61
Dividends declared per share(B)	$0.37	$1.62	$1.22

(A)     Represents net income attributable to common stockholders.

(B)
During the three months ended December 31, 2017, we declared a dividend of $0.37 per share of common stock paid on January 12, 2018 to shareholders of record on December 29, 2017 related to income generated during the three months ended December 31, 2017. During February 2016, we declared a dividend of $0.36 per share of common stock paid on February 5, 2016 to shareholders of record on February 3, 2016 related to income generated during the three months ended December 31, 2015. During February 2017, we declared a dividend of $0.35 per share of common stock paid on February 3, 2017 to shareholders of record on February 3, 2017 related to income generated during the three months ended December 31, 2016.

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

We also use Core Earnings to determine the management and incentive fees we pay our Manager. For information on the fees we pay our Manager, see Note 10 to our consolidated financial statements included in this Annual Report on Form 10-K.

The following tables provide a reconciliation of GAAP net income attributable to common stockholders to Core Earnings and Net Core Earnings (amounts in thousands, except share and per share data):

	Three Months Ended December 31,	Year Ended December 31,
	2017	2017	2016
Net Income (Loss) Attributable to Common Stockholders	$17,034	$58,818	$31,141
Adjustments
Non-cash equity compensation expense	25	65	—
Incentive compensation to affiliate	—	—	365
Depreciation and amortization	—	—	—
Unrealized (gains) or losses	79	(3,375)	(3,363)
Core Earnings(A)	17,138	55,508	28,143
Incentive compensation to affiliate	—	—	(365)
Net Core Earnings	$17,138	$55,508	$27,778
Weighted average number of shares of common stock outstanding
Basic	53,685,440	45,320,358	19,299,597
Diluted	53,688,027	45,321,360	19,299,597
Core Earnings per Diluted Weighted Average Share	$0.32	$1.22	$1.46
Net Core Earnings per Diluted Weighted Average Share	$0.32	$1.22	$1.44

(A)
Excludes $1.1 million, or $0.02 per diluted weighted average share outstanding, of net original issue discount on CMBS B-Pieces accreted as a component of taxable income during the three months ended December 31, 2017. Excludes $4.0 million and $3.4 million, or $0.09 and $0.17 per diluted weighted average share outstanding of net original issue discount on CMBS B-Pieces accreted as a component of taxable income during the years ended December 31, 2017 and December 31, 2016, respectively.

Book Value per Share

We believe that book value per share is helpful to stockholders in evaluating the growth of our company as we have scaled our equity capital base and continue to invest in our target assets. The following table calculates our book value per share of common stock (amounts in thousands, except share and per share data):

	December 31, 2017	December 31, 2016
KKR Real Estate Finance Trust Inc. stockholders' equity	$1,059,145	$497,698
Shares of common stock issued and outstanding at period end	53,685,440	24,158,392
Book value per share of common stock	$19.73	$20.60

Our Portfolio

We have established a portfolio of diversified investments, consisting of performing senior loans, mezzanine loans, preferred equity and CMBS B-Pieces, which had a value of $2,083.1 million as of December 31, 2017. As we continue to scale our portfolio, we expect that our originations will be heavily weighted toward floating-rate loans. We expect the majority of our future investment activity to focus on originating floating-rate senior loans that we finance with our repurchase facilities, with a secondary focus on originated floating-rate loans for which we syndicate a senior position and retain a subordinated interest for our portfolio. As a result, we expect that the percentage of our target portfolio comprised of CMBS B-Pieces will decrease over time and the percentage of floating-rate investments, including senior loans, will increase over time. As of December 31, 2017, our portfolio had experienced no impairments and did not contain any legacy assets that were originated prior to October 2014. As of December 31, 2017, all of our investments were located in the United States. The following charts illustrate the diversification of our portfolio, based on type of investment, interest rate, underlying property type and geographic location, as of December 31, 2017:

The charts above are based on total assets. Total assets reflect (i) the principal amount of our senior and mezzanine loans; and (ii) the cost basis of our CMBS B-Pieces, net of VIE liabilities. In accordance with GAAP, we carry our CMBS B-Pieces at fair value, which we valued above our cost basis as of December 31, 2017.

(A)    Excludes CMBS B-Pieces. Our CMBS B-Piece portfolio diversification is as follows and is inclusive of our $14.0 million investment in RECOP:

•
Property Type: Office (26.7%), Retail (24.9%), Hospitality (15.2%), Multifamily (10.4%), and Other (22.8%). As of December 31, 2017, no other individual property type comprised more than 10% of our total CMBS B‑Piece portfolio.

•
Geography: California (23.1%), Texas (12.0%), New York (10.2%), Illinois (6.6%), Florida (5.4%), and Other (42.7%). As of December 31, 2017, no other individual geography comprised more than 5% of our total CMBS B‑Piece portfolio.

•	Vintage: 2015 (58.5%), 2016 (30.6%), and 2017 (10.9%).

The following table details our loan activity (dollars in thousands):

	Three Months Ended	Year Ended
	December 31, 2017	December 31, 2017	December 31, 2016
Loan originations(A)	$331,800	$1,476,075	$539,600
Loan fundings	$285,291	$1,294,700	$454,239
Loan repayments(B)	(19,598)	(68,015)	(7,403)
Net fundings	265,693	1,226,685	446,836
Loan participations sold	(81,472)	(81,472)	—
Non-consolidated senior interest	—	(60,991)	—
Total activity	$184,221	$1,084,222	$446,836

(A)	Includes new loan originations and additional commitments made under existing loans.

(B)	Includes our share of the redemption payment from our preferred equity investment.
The following table details overall statistics for our loan portfolio as of December 31, 2017 (dollars in thousands):

		Total Loan Exposure(A)
	Balance Sheet Portfolio	Total Loan Portfolio	Floating Rate Loans	Fixed Rate Loans
Number of loans	28	28	22	6
Principal balance	$1,901,693	$1,964,645	$1,938,415	$26,230
Carrying value	$1,888,510	$1,951,462	$1,925,232	$26,230
Unfunded loan commitments(B)	$316,222	$316,222	$316,222	$—
Weighted-average cash coupon(C)	6.1%	6.0%	L + 4.5%	10.6%
All-in yield(C)	6.5%	6.4%	L + 4.8%	11.4%
Weighted-average maximum maturity (years)(D)	3.7	3.7	3.7	5.8
LTV(E)	67%	67%	67%	72%

(A)
In certain instances, we finance our loans through the non-recourse sale of a senior interest that is not included in our consolidated financial statements. Total loan exposure includes the entire loan we originated and financed, including $63.0 million of such non-consolidated interests that are not included within our balance sheet portfolio.

(B)
Unfunded commitments will primarily be funded to finance property improvements or lease-related expenditures by the borrowers. These future commitments will be funded over the term of each loan, subject in certain cases to an expiration date.

(C)
As of December 31, 2017, 100.0% of floating rate loans by principal balance are indexed to one-month USD LIBOR. In addition to cash coupon, all-in yield includes the amortization of deferred origination fees, loan origination costs and purchase discounts. Cash coupon and all-in yield for the total portfolio assume applicable floating benchmark rates as of December 31, 2017.

(D)
Maximum maturity assumes all extension options are exercised by the borrower; however, our loans may be repaid prior to such date. As of December 31, 2017, based on total loan exposure, 94.8% of our loans were subject to yield maintenance or other prepayment restrictions and 5.2% were open to repayment by the borrower without penalty.

(E)	Based on LTV as of the dates loans were originated or acquired by us.

The table below sets forth additional information relating to our portfolio as of December 31, 2017 (dollars in millions):

	Investment(A)	Investment Date	Committed Principal Amount	Current Principal Amount	Net Equity(B)	Location	Property Type	Coupon(C)(D)	Max Remaining Term (Years)(C)(E)	LTV(C)(F)
	Senior Loans(G)
1	Senior Loan	8/4/2017	$239.2	$205.5	$112.2	New York, NY	Condo (Residential)	L + 4.8%	2.6	69%
2	Senior Loan	11/13/2017	181.8	133.7	132.4	Minneapolis, MN	Office	L + 3.8	4.9	75
3	Senior Loan	10/26/2015	177.0	119.8	43.8	Portland, OR	Retail	L + 5.5	2.8	61
4	Senior Loan	9/9/2016	168.0	146.8	43.1	San Diego, CA	Office	L + 4.2	3.8	71
5	Senior Loan	4/11/2017	162.1	131.0	33.3	Irvine, CA	Office	L + 3.9	4.3	62
6	Senior Loan	10/23/2017	150.0	135.6	134.2	North Bergen, NJ	Multifamily	L + 4.3	4.8	57
7	Senior Loan	9/27/2016	138.6	121.4	39.5	Brooklyn, NY	Retail	L + 5.0	3.8	59
8	Senior Loan	3/30/2017	132.3	100.9	27.0	Brooklyn, NY	Office	L + 4.4	4.3	68
9	Senior Loan	8/15/2017	119.0	95.3	13.2	Atlanta, GA	Office	L + 3.0	4.7	66
10	Senior Loan	8/23/2017	105.0	100.0	24.3	Honolulu, HI	Multifamily	L + 4.0	4.7	66
11	Senior Loan	9/14/2016	103.5	80.6	26.2	Crystal City, VA	Office	L + 4.5	3.8	59
12	Senior Loan	2/28/2017	85.9	78.7	15.6	Denver, CO	Multifamily	L + 3.8	4.2	75
13	Senior Loan	8/4/2017	81.0	81.0	19.7	Denver, CO	Multifamily	L + 4.0	4.6	73
14	Senior Loan	2/15/2017	79.2	61.2	16.4	Austin, TX	Multifamily	L + 4.2	4.2	71
15	Senior Loan	7/21/2017	75.1	61.3	14.8	Queens, NY	Industrial	L + 3.7	4.6	72
16	Senior Loan	10/7/2016	74.5	67.9	18.8	New York, NY	Multifamily	L + 4.4	3.8	68
17	Senior Loan	12/17/2015	73.0	67.5	18.1	Atlanta, GA	Industrial	L + 4.0	3.0	73
18	Senior Loan	5/12/2017	61.9	46.0	13.9	Atlanta, GA	Office	L + 4.0	4.4	71
19	Senior Loan	5/19/2016	55.0	52.8	13.3	Nashville, TN	Office	L + 4.3	4.0	70
	Total/Weighted Average Senior Loans Unlevered		$2,262.0	$1,886.9	$759.9			L + 4.2%	4.0	67%
	Mezzanine Loans
1	Mezzanine Loan	1/22/2015	$35.0	$35.0	$33.3	Clearwater, FL	Hospitality	L + 9.8%	2.1	73%
2	Mezzanine Loan	6/23/2015	16.5	16.5	16.4	Chicago, IL	Retail	L + 9.2	2.5	82
3-8	Other Mezzanine Loans	Various	26.2	26.2	24.9	Various	Various	10.6	7.4	77
	Total/Weighted Average Mezzanine Loans Unlevered		$77.7	$77.7	$74.6			11.0%	4.0	76%
	CMBS B-Pieces
1	CMBS B-Piece	2/10/2016	$86.0	$86.0	$36.4	Various	Various	4.6%	8.0	64%
2	CMBS B-Piece	10/23/2015	46.2	46.2	20.9	Various	Various	4.7	7.8	64
3	CMBS B-Piece	8/15/2015	52.7	52.7	17.6	Various	Various	4.6	7.6	69
4	CMBS B-Piece	6/24/2015	66.1	66.1	16.7	Various	Various	3.3	8.0	66
5	CMBS B-Piece	5/21/2015	58.2	58.2	12.9	Various	Various	3.0	7.4	65
6	RECOP(H)	2/13/2017	40.0	14.0	14.0	Various	Various	4.5	9.8	59
	Total/Weighted Average CMBS B-Pieces Unlevered		$349.2	$323.2	$118.5			4.3%	8.1	64%

*	Numbers presented may not foot due to rounding.

(A)	Our total portfolio represents the current principal amount on senior and mezzanine loans and the net equity of our CMBS B-Piece investments.

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

(D)	L = one-month USD LIBOR rate; spot rate of 1.56% included in mezzanine loan and portfolio-wide averages represented as fixed rates.

(E)	Max remaining term (years) assumes all extension options are exercised, if applicable.

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

Portfolio Surveillance and Credit Quality

Senior and Mezzanine Loans

Our Manager actively manages our portfolio and assesses the risk of any loan impairment by quarterly evaluating the performance of the underlying property, the valuation of comparable assets as well as the financial wherewithal of the associated borrower. Our loan documents generally give us the right to receive regular property, borrower and guarantor financial statements; approve annual budgets and tenant leases; and enforce loan covenants and remedies. In addition, our Manager evaluates the macroeconomic environment, prevailing real estate fundamentals and micro-market dynamics where the underlying property is located. Through site inspections, local market experts and various data sources, as part of its risk assessment, our Manager monitors criteria such as new supply and tenant demand, market occupancy and rental rate trends, and capitalization rates and valuation trends.

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

1—Very Low Risk—The underlying property performance has surpassed underwritten expectations, and the sponsor’s business plan is generally complete. The property demonstrates stabilized occupancy and/or rental rates resulting in strong current cash flow and/or a very low LTV (<65%). At the level of performance, it is very likely that the underlying loan can be refinanced easily in the period’s prevailing capital market conditions.

2—Low Risk—The underlying property performance has matched or exceeded underwritten expectations, and the sponsor’s business plan may be ahead of schedule or has achieved some or many of the major milestones from a risk mitigation perspective. The property has achieved improving occupancy at market rents, resulting in sufficient current cash flow and/or a low LTV (65%-70%). Operating trends are favorable, and the underlying loan can be refinanced in today’s prevailing capital market conditions. The sponsor/manager is well capitalized or has demonstrated a history of success in owning or operating similar real estate.

3—Average Risk—The underlying property performance is in-line with underwritten expectations, or the sponsor may be in the early stages of executing its business plan. Current cash flow supports debt service payments, or there is an ample interest reserve or loan structure in place to provide the sponsor time to execute the value-improvement plan. The property exhibits a moderate LTV (<75%). Loan structure appropriately mitigates additional risks. The sponsor/manager has a stable credit history and experience owning or operating similar real estate.
4—High Risk/Potential for Loss: A loan that has a risk of realizing a principal loss. The underlying property performance is behind underwritten expectations, or the sponsor is behind schedule in executing its business plan. The underlying market fundamentals may have deteriorated, comparable property valuations may be declining or property occupancy has been volatile, resulting in current cash flow that may not support debt service payments. The loan exhibits a high LTV (>80%), and the loan covenants are unlikely to fully mitigate some risks. Interest payments may come from an interest reserve or sponsor equity.

5—Impaired/Loss Likely: A loan that has a very high risk of realizing a principal loss or has otherwise incurred a principal loss. The underlying property performance is significantly behind underwritten expectations, the sponsor has failed to execute its business plan and/or the sponsor has missed interest payments. The market fundamentals have deteriorated, or property performance has unexpectedly declined or valuations for comparable properties have declined meaningfully since loan origination. Current cash flow does not support debt service payments. With the current capital structure, the sponsor might not be incentivized to protect its equity without a restructuring of the loan. The loan exhibits a very high LTV (>90%), and default may be imminent.

(dollars in thousands)	December 31, 2017
Risk Rating	Number of Loans	Net Book Value	Total Loan Exposure(A)
1	—	$—	$—
2	4	155,092	156,123
3	23	1,717,000	1,792,022
4	1	16,418	16,500
5	—	—	—

(A)
In certain instances, we finance our loans through the non-recourse sale of a senior interest that is not included in our consolidated financial statements. Total loan exposure includes the entire loan we originated and financed, including $63.0 million of such non-consolidated interests as of December 31, 2017.

As of December 31, 2017, the average risk rating of KREF's portfolio was 2.9 (Average Risk), weighted by investment carrying value, with 99.1% of commercial mortgage loans held-for-investment, rated 3 (Average Risk) or better by our Manager. As of December 31, 2017 and December 31, 2016, no investments were rated 5 (Impaired/Loss Likely).

CMBS B-Piece Investments

Our Manager has processes and procedures in place to monitor and assess the credit quality of our CMBS B-Piece investments and promote the regular and active management of these investments. This includes reviewing the performance of the real estate assets underlying the loans that collateralize the investments and determining the impact of such performance on the credit and return profile of the investments. Our Manager holds monthly surveillance calls with the special servicer of our CMBS B-Piece investments to monitor the performance of our portfolio and discuss issues associated with the loans underlying our CMBS B-Piece investments. At each meeting, our Manager is provided with a due diligence submission for each loan underlying our CMBS B-Piece investments, which includes both property- and loan-level information. These meetings assist our Manager in monitoring our portfolio, identifying any potential loan issues, determining if a re-underwriting of any loan is warranted and examining the timing and severity of any potential losses or impairments.

In addition to monthly surveillance, our Manager is involved in major decision approval requests by borrowers relating to the loans that collateralize our CMBS B-Piece investments. Our Manager engages a third-party special servicer to administer each request, which in turn presents each request to our Manager for review and approval. This process helps our Manager anticipate potential loan issues and proactively formulate responses as it relates to each loan approval request. As part of this process, our Manager receives updated financial information, rent rolls and performance metrics for each loan, which allows our Manager to regularly assess the performance of our loan collateral. In addition to monitoring loans that collateralize our CMBS B-Piece investments, our Manager also actively monitors watch list loans, loans that have been transferred into special servicing, and loan defaults in the CMBS B-Piece market generally, which helps our Manager anticipate potential market- and/or asset-specific issues that may affect our portfolio.

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

As of December 31, 2017, there were no delinquencies greater than 60 days associated with any loans underlying our CMBS B-Piece investments.

Secured Financing Agreements

The following table details our secured financing agreements (dollars in thousands):

	December 31, 2017
	Maximum	Collateral	Secured Financing Borrowings
Lender	Facility Size(A)	Assets(B)	Potential(C)	Outstanding	Available
Wells Fargo	$750,000	$686,335	$499,898	$485,250	$14,648
Morgan Stanley(D)	600,000	676,325	474,254	423,347	50,907
Goldman Sachs	400,000	81,000	60,750	60,750	—
Barclays	75,000	n.a.	75,000	—	75,000
	$1,825,000	$1,443,660	$1,109,902	$969,347	$140,555

(A)	Maximum facility size represents the largest amount of borrowings available under a given facility once sufficient collateral assets have been approved by the lender and pledged by us.

(B)	Represents the principal balance of the collateral assets.

(C)
Potential borrowings represents the total amount we could draw under each facility based on collateral already approved and pledged. When undrawn, these amounts are available to us under the terms of each credit facility.

(D)	The maximum facility size can be further increased to $750.0 million upon our request and subject to customary conditions.

Loan Participations Sold

The following table details our loan participations sold (dollars in thousands):

	December 31, 2017
Loan Participations Sold	Count	Principal Balance	Carrying Value	Yield/Cost(A)	Guarantee(B)	Term
Total loan	1	$95,250	$94,755	L + 3.0%	n.a.	September 2022
Senior participation(C)	1	82,000	81,472	L + 1.8%	n.a.	September 2022

(A)	Our floating rate loans and related liabilities were indexed to one-month LIBOR. Our net interest rate exposure is in direct proportion to our net assets.

(B)	As of December 31, 2017, our loan participation sold was subject to partial recourse of $10.0 million, which amount may be reduced to zero upon achievement of certain property performance metrics.

(C)
During the year ended December 31, 2017, we recorded $0.0 million of interest income and $0.0 million of interest expense related to the loan participation we sold, but continue to consolidate under GAAP.

Non-Consolidated Senior Interests

In certain instances, we finance our loans through the non-recourse sale of a senior loan interest that is not included in our consolidated financial statements. These non-consolidated senior interests provide structural leverage for our net investments, which are reflected in the form of mezzanine loans or other subordinate interests on our balance sheets and in our statements of income. The following table details the subordinate interests retained on our balance sheet and the related non-consolidated senior interests as of December 31, 2017 (dollars in thousands):

	December 31, 2017
Non-Consolidated Senior Interests	Count	Principal Balance	Carrying Value	Yield/Cost(A)	Guarantee	Term
Total loan	1	$78,702	n.a.	L + 3.8%	n.a.	March 2022
Senior participation	1	62,952	n.a.	L + 2.1%	n.a.	March 2022

(A)	Our floating rate loans and related liabilities were indexed to one-month LIBOR. Our net interest rate exposure is in direct proportion to our net assets.

Results of Operations

The following table summarizes the changes in our the results of operations for the years ended December 31, 2017, 2016 and 2015 (dollars in thousands):

	Year Ended December 31,			Year Ended December 31,
	2017	2016	Increase (Decrease)	2016	2015	Increase (Decrease)
Net Interest Income
Interest income	$83,145	$32,659	$50,486	$32,659	$12,536	$20,123
Interest expense	21,224	7,432	13,792	7,432	554	6,878
Total net interest income	61,921	25,227	36,694	25,227	11,982	13,245
Other Income
Realized gain on sale of investments	—	285	(285)	285	1,155	(870)
Change in net assets related to consolidated variable interest entities	15,845	15,461	384	15,461	8,868	6,593
Income from equity method investments	875	—	875	—	—	—
Other income	968	222	746	222	305	(83)
Total other income (loss)	17,688	15,968	1,720	15,968	10,328	5,640
Operating Expenses
General and administrative	4,936	2,270	2,666	2,270	1,994	276
Management fees to affiliate	13,492	5,934	7,558	5,934	2,620	3,314
Incentive compensation to affiliate	—	365	(365)	365	131	234
Total operating expenses	18,428	8,569	9,859	8,569	4,745	3,824
Income (Loss) Before Income Taxes, Noncontrolling Interests and Preferred Dividends	61,181	32,626	28,555	32,626	17,565	15,061
Income tax expense	1,102	354	748	354	393	(39)
Net Income (Loss)	60,079	32,272	27,807	32,272	17,172	15,100
Redeemable Noncontrolling Interests in Income (Loss) of Consolidated Joint Venture	216	302	(86)	302	272	30
Noncontrolling Interests in Income (Loss) of Consolidated Joint Venture	801	813	(12)	813	137	676
Net Income (Loss) Attributable to KKR Real Estate Finance Trust Inc. and Subsidiaries	59,062	31,157	27,905	31,157	16,763	14,394
Preferred Stock Dividends	244	16	228	16	15	1
Net Income (Loss) Attributable to Common Stockholders	$58,818	$31,141	$27,677	$31,141	$16,748	$14,393
Net Interest Income

Compared to the year ended December 31, 2016, net interest income increased $36.7 million during the year ended December 31, 2017 in connection with additional capital deployed in investments as we continued to scale our portfolio, based on the interest income earned on our loan portfolio that had a weighted-average principal balance of $1.2 billion and $0.5 billion, partially offset by the interest expense on our secured financing arrangement we used to finance those investments that had an average daily amount outstanding of $0.6 billion and $0.2 billion, during the years ended December 31, 2017 and 2016, respectively. Interest income includes $3.6 million and $1.0 million in amortization of net deferred loan fees and origination discounts during the years ended December 31, 2017 and 2016, respectively. During the year ended December 31, 2017, loan and preferred interest repayments of $70.9 million partially offset the increase in interest income by $3.5 million compared to the year ended December 31, 2016.

Net interest income increased $13.2 million during the year ended December 31, 2016 as compared to the year ended December 31, 2015, primarily attributed to increased interest income in connection with increased investments made with capital raised from the private placements of our common stock as we continued to scale our portfolio, partially offset by increased interest expense resulting from interest on amounts outstanding under our repurchase facilities used to finance investments in senior loans. The partial offset to interest income is inclusive of $1.0 million and $0.2 million of accretion of net deferred loan fees and origination discounts during the years ended December 31, 2016 and 2015, respectively.

Other Income

Total other income increased $1.7 million during the year ended December 31, 2017 as compared to the year ended December 31, 2016, primarily attributable to a $0.9 million increase in income from equity method investments in which we entered during the year ended December 31, 2017, a $0.7 million increase in other income, and a $0.4 million increase from income on our purchase of a CMBS B-Piece during the year ended December 31, 2016. We realized a $0.3 million gain on the sale of an investment during the year ended December 31, 2016, but did not realize a gain or loss on the sale of investments in the year ended December 31, 2017, which partially offset the increase in other income.

Total other income increased $5.6 million during the year ended December 31, 2016 as compared to the year ended December 31, 2015, primarily attributed to increased income earned on our investments in CMBS B-Pieces resulting from an increased amount of CMBS B-Piece investments, partially offset by smaller realized gains during the year ended December 31, 2016 compared to the year ended December 31, 2015.

Operating Expenses

Total operating expenses increased $9.9 million during the year ended December 31, 2017 as compared to the year ended December 31, 2016. This increase is primarily attributed to increased management fees of $7.6 million, resulting from an increase in our equity from the private placement of our common stock and our IPO, as well as an additional $2.7 million of general and administrative expenses during the year ended December 31, 2017, primarily consisting of legal, audit, insurance, information technology, and other increased costs as we scaled our portfolio and became a public company. This increase was partially offset by decreased incentive compensation expense payable to our Manager resulting from the time required to invest our proceeds received from equity issuances.

Total operating expenses increased $3.8 million during the year ended December 31, 2016 as compared to the year ended December 31, 2015, primarily attributed to increased management fees resulting from an increase in our equity from the private placements of our common stock and increased incentive compensation resulting from increased Core Earnings.

Liquidity and Capital Resources

Overview

Our primary liquidity needs include: our ongoing commitments to repay the principal of and interest on our borrowings and pay other financing costs; financing our assets; meeting future funding obligations; making distributions to our stockholders; funding our operations, which includes making payments to our Manager in accordance with the management agreement; and satisfying other general business needs.

Our primary sources of liquidity and capital resources through December 31, 2017 have been derived from: $1,060.9 million in net proceeds from equity issuances; $969.3 million in net advances from our repurchase facilities; $152.4 million in proceeds from syndicated financing; and cash flows from operations. We may seek additional sources of liquidity from repurchase facilities, syndicated financing, other borrowings (including borrowings not related to a specific investment) and future offerings of equity and debt securities. In addition, we may apply our existing cash and cash equivalents and cash flows from operations to any liquidity needs. As of December 31, 2017, our cash and cash equivalents were $103.1 million.

Debt-to-Equity Ratio and Total Leverage Ratio

The following table presents our debt-to-equity ratio and total leverage ratio:

	December 31, 2017	December 31, 2016
Debt-to-equity ratio(A)	0.8x	0.7x
Total leverage ratio(B)	1.0x	0.7x

(A)	Represents (i) total outstanding secured debt agreements less cash to (ii) total stockholders’ equity, in each case, at period end.

(B)	Represents (i) total outstanding secured debt agreements, loan participations sold, non-consolidated senior interests, less cash to (ii) total stockholders’ equity, in each case, at period end.

Sources of Liquidity

Our primary sources of liquidity include cash and cash equivalents and available borrowings under our secured financing agreements. Amounts available under these sources as of the date presented are summarized in the following table (dollars in thousands):

	December 31, 2017	December 31, 2016
Cash and cash equivalents	$103,120	$96,189
Available borrowings under master repurchase agreements	65,555	139,818
Available borrowings under revolving credit agreements	75,000	—
Loan principal payments receivable, net(A)	4,557	—

(A)
Represents loan principal paid by the borrower to our third-party servicer, but not yet received by us as of December 31, 2017. We generally receive these loan principal repayments from our third-party servicer in the following month's remittance, net of amounts we repay under our financing agreements.

Consolidated Debt Obligations

The following table summarizes our secured financing agreements and other consolidated debt obligations in place as of December 31, 2017 and December 31, 2016 (dollars in thousands):

	December 31, 2017											December 31, 2016
	Facility							Collateral				Facility
						Weighted Average(B)
	Month Issued	Outstanding Face Amount	Carrying Value(A)	Maximum Facility Size	Final Stated Maturity	Funding Cost	Life (Years)	Outstanding Face Amount	Amortized Cost Basis	Carrying Value	Weighted Average Life (Years)(C)	Carrying Value(A)
Secured Financing Agreements
Master Repurchase Agreements(D)
Wells Fargo(E)	Oct 2015	$485,250	$482,146	$750,000	Apr 2022	3.8%	1.6	$686,335	$681,955	$681,955	3.8	$262,883
Morgan Stanley(F)	Dec 2016	423,347	421,904	600,000	Dec 2021	4.0	2.0	676,325	671,422	671,422	3.6	177,764
JPMorgan(G)	Oct 2015	—	—	—	n.a	n.a.	n.a.	n.a.	n.a.	n.a.	n.a.	(1,503)
Goldman Sachs(H)	Sep 2016	60,750	60,750	400,000	Oct 2020	3.6	1.6	81,000	80,442	80,442	4.6	—
Revolving Credit Agreement
Barclays(I)	May 2017	—	—	75,000	May 2020	1.5	0.0	n.a.	n.a.	n.a.	n.a.	n.a.
		969,347	964,800	1,825,000		3.9%	1.7					439,144
VIE Liabilities
CMBS(J)	Various	4,996,817	5,256,926	n.a.	Mar 2048 to Feb 2049	4.3%	7.2	5,305,976	n.a.	5,372,811	7.2	5,313,574
		4,996,817	5,256,926	n.a.		4.3	7.2					5,313,574
Total / Weighted Average		$5,966,164	$6,221,726	$1,825,000		4.2%	6.2					$5,752,718
(A)    Net of $4.5 million and $6.4 million unamortized debt issuance costs as of December 31, 2017 and December 31, 2016, respectively.

(B)	Average weighted by the outstanding face amount of borrowings.

(C)	Average based on the fully extended loan maturity, weighted by the outstanding face amount of the collateral.

(D)
Borrowings under these repurchase agreements are collateralized by senior loans, held-for-investment, and bear interest equal to the sum of (i) a floating rate index, equal to one-month LIBOR, subject to certain floors of not less than zero, or an index approximating LIBOR, and (ii) a margin, based on the collateral. As of December 31, 2017 and December 31, 2016, the percentage of the outstanding face amount of the collateral sold and not borrowed under these repurchase agreements, or average "haircut" weighted by outstanding face amount of collateral, was 32.9% and 28.8%, respectively (or 27.3% and 25.9%, respectively, if we had borrowed the maximum amount approved by its repurchase agreement counterparties as of such dates).

(E)
In April 2017, we and Wells Fargo Bank, National Association ("Wells Fargo") amended and restated the master repurchase agreement to extend the facility maturity date and to increase the maximum facility size from $500.0 million to $750.0 million. In September 2017, we and Wells Fargo amended the amended and restated master repurchase agreement to make certain operational changes. The current stated maturity of the facility is April 2020, which does not reflect two, twelve-month facility term extensions available to us, which is contingent upon certain covenants and thresholds. As of December 31, 2017, the collateral-based margin was between 1.80% and 2.15%.

(F)
In November 2017, we and Morgan Stanley Bank, N.A. ("Morgan Stanley") amended and restated the master repurchase agreement to extend the facility maturity date and to increase the maximum facility size from $500.0 million to $600.0 million and, subject to customary conditions, permits us to request the facility be further increased to $750.0 million. The current stated maturity of the facility is December 2020, which does not reflect one, twelve-month facility term extension available to us, which is contingent upon certain covenants and thresholds and, even if such covenants and thresholds are satisfied, is at the sole discretion of Morgan Stanley. As of December 31, 2017, the collateral-based margin was between 2.00% and 2.45%.

(G)
In November 2017, we terminated the master repurchase facility with JPMorgan Chase Bank, National Association ("JP Morgan"). The negative carrying value at December 31, 2016 reflects unamortized debt issuance costs presented in our Consolidated Balance Sheets as a direct deduction from the carrying amount of the recognized debt liability in accordance with ASU 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.

(H)
In November 2017, we and Goldman Sachs Bank USA ("Goldman Sachs") amended and restated the master repurchase agreement to extend the facility maturity date and to increase the maximum facility size from $250.0 million to $400.0 million. The amended and restated facility includes a $250.0 million term facility with a maturity date of October 2020 and a $150.0 million swingline facility with a revolving period of one year, and a three-year term on a per-asset basis as those assets are pledged to the facility. As of December 31, 2017, the carrying value excluded $0.8 million unamortized debt issuance costs presented as " — Other assets" in our Consolidated Balance Sheets. As of December 31, 2017, the collateral-based margin was 2.00%.

(I)
In May 2017, we entered into a $75.0 million corporate secured revolving credit facility administered by Barclays Bank PLC ("Barclays"). The current stated maturity of the facility is May 2019, which does not reflect one, twelve-month facility term extension available to us at the discretion of Barclays. Borrowings under the facility bears interest at a per annum rate equal to the sum of (i) a floating rate index and (ii) a fixed margin. Amounts borrowed under this facility are 100% recourse to us. As of December 31, 2017, the carrying value excluded $1.2 million unamortized debt issuance costs presented as " — Other assets" in our Consolidated Balance Sheets.

(J)
Facility amounts represent CMBS issued by five trusts that we consolidate, but that are not beneficially owned by our stockholders. The facility and collateral carrying amounts included $18.7 million accrued interest payable and $19.7 million accrued interest receivable as of December 31, 2017. As of December 31, 2016, the facility and collateral carrying amounts included $18.8 million accrued interest payable and $19.9 million accrued interest receivable. The final stated maturity date represents the rated final distribution date of CMBS issued by trusts that we consolidate, but that are not beneficially owned by our stockholders. Refer to Note 7 to our consolidated financial statements for additional discussion of our VIE assets and liabilities.

The preceding table excludes loan participations sold (refer to Note 6 to our consolidated financial statements for discussion of our loan participations sold).

Master Repurchase Agreements

Currently, our primary source of financing is our master repurchase facilities, which we use to finance the origination of senior loans. After a mortgage asset is identified by us, the lender agrees to advance a certain percentage of the face value of the mortgage to us in exchange for a secured interest in the mortgage.

Repurchase agreements effectively allow us to borrow against loans, participations and securities that we own in an amount generally equal to (i) the market value of such loans, participations and/or securities multiplied by (ii) the applicable advance rate. Under these agreements, we sell our loans, participations and securities to a counterparty and agree to repurchase the same loans and securities from the counterparty at a price equal to the original sales price plus an interest factor. The transaction is treated as a secured loan from the financial institution for GAAP purposes. During the term of a repurchase agreement, we receive the principal and interest on the related loans, participations and securities and pay interest to the lender under the master repurchase agreement. At any point in time, the amounts and the cost of our repurchase borrowings will be based upon the assets being financed—higher risk assets will result in lower advance rates (i.e., levels of leverage) at higher borrowing costs and vice versa. In addition, these facilities include various financial covenants and limited recourse guarantees, including those described below.

Each of our existing master repurchase facilities includes "credit mark" features. "Credit mark" provisions in repurchase facilities are designed to keep the lenders' credit exposure constant as a percentage of the underlying collateral value of the assets pledged as security to them. If the underlying collateral value decreases, the gross amount of leverage available to us will be reduced as our assets are marked to market, which would reduce our liquidity. The lender under the applicable repurchase facility sets the valuation and any revaluation of the collateral assets in its sole, good faith discretion. As a contractual matter, the lender has the right to reset the value of the assets at any time based on then-current market conditions, but the market convention is to reassess valuations on a monthly, quarterly and annual basis using the financial information delivered pursuant to the facility documentation regarding the real property, borrower and guarantor under such underlying loans. Generally, if the lender determines (subject to certain conditions) that the market value of the collateral in a repurchase transaction has decreased by more than a defined minimum amount, the lender may require us to provide additional collateral or lead to margin calls that may require us to repay all or a portion of the funds advanced. We closely monitor our liquidity and intend to maintain sufficient liquidity on our balance sheet in order to meet any margin calls in the event of any significant decreases in asset values. As of December 31, 2017 and 2016, the weighted average haircut under our repurchase agreements was 32.9% and 28.8%, respectively (or 27.3% and 25.9%, respectively, if we had borrowed the maximum amount approved by its repurchase agreement counterparties as of such dates). In addition, our existing master repurchase facilities are not entirely term-matched financings and may mature before our CRE debt investments that represent underlying collateral to those financings. As we negotiate renewals and extensions of these liabilities, we may experience lower advance rates and higher pricing under the renewed or extended agreements.

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

Borrowing Activities

The following tables provide additional information regarding our borrowings (dollars in thousands):

		Year Ended
		December 31, 2017
	Outstanding Face Amount at December 31, 2017	Average Daily Amount Outstanding(A)	Maximum Amount Outstanding	Weighted Average Daily Interest Rate
Wells Fargo	$485,250	$353,160	$485,250	3.1%
Morgan Stanley	423,347	202,151	423,347	3.5
Goldman Sachs	60,750	35,530	60,750	3.4
Barclays	—	—	—	—
Total/Weighted Average	$969,347	$563,334		3.3%

(A)     Represents the average for the period the debt was outstanding.

	Average Daily Amount Outstanding(A)
	Three Months Ended
	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017
Wells Fargo	$485,250	$388,620	$248,436	$287,775
Morgan Stanley	374,727	163,883	86,743	181,548
JPMorgan	n.a.	—	—	—
Goldman Sachs	39,788	10,000	30,000	30,000
Barclays	—	—	—	n.a.

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

•
a minimum consolidated tangible net worth covenant (75.0% of the aggregate net cash proceeds of any equity issuances made and any capital contributions received by us and KKR Real Estate Finance Holdings L.P. (our "Operating Partnership"));

•	a cash liquidity covenant (the greater of $10.0 million or 5.0% of our recourse indebtedness, dependent upon the facility);

•	a total indebtedness covenant (75.0% of our total assets, net of VIE liabilities);

•	a maximum debt-to-equity ratio covenant (3.5 to 1.0); and

•	a minimum fixed charge coverage ratio covenant (1.5 to 1.0).

As of December 31, 2017, we were in compliance with our repurchase facility covenants.

Guarantees—In connection with each master repurchase agreement, our Operating Partnership has entered into a limited guarantee in favor of each lender, under which our Operating Partnership guarantees the obligations of the borrower under the respective master repurchase agreement (i) in the case of certain defaults, up to a maximum liability of 25.0% of the then-outstanding repurchase price of the eligible loans, participations or securities, as applicable, or (ii) up to a maximum liability of 100.0% in the case of certain "bad boy" defaults. The borrower in each case is a special purpose subsidiary of the Company. With respect to our secured revolving credit facility, the amounts borrowed are full recourse to us.

CMBS-related Liabilities

In connection with our investments in CMBS B-Pieces, we consolidate the trust entities, called VIEs, that hold the pools of senior loans underlying the CMBS because we are considered the primary beneficiary of such entities. As a result of this consolidation, our financial statements include the liabilities of these VIEs. However, these liabilities are not recourse to us, and our risk of loss is limited to the value of our investment in the related CMBS B-Piece. See the table under "Consolidated Debt Obligations" above for a summary of these liabilities as of December 31, 2017.

Loan Participations Sold

In connection with our investments in senior loans, we finance certain investments through the syndication of a non-recourse, or limited-recourse, loan participation to an unaffiliated third party. Our presentation of the senior loan and related financing involved in the syndication depends upon whether GAAP recognized the transaction as a sale, though such differences in presentation do not generally impact our net stockholders’ equity or net income aside from timing differences in the recognition of certain transaction costs.

To the extent that GAAP recognizes a sale resulting from the syndication, we derecognize the participation in the senior loan that we sold and continue to carry the retained portion of the loan as an investment. While we do not generally expect to recognize a material gain or loss on these sales, we would realize a gain or loss in an amount equal to the difference between the net proceeds received from the third party purchaser and our carrying value of the loan participation we sold at time of sale.  Furthermore, we recognize interest income only on the portion of the senior loan that we retain as a result of the sale.

To the extent that GAAP does not recognize a sale resulting from the syndication, we do not derecognize the participation in the senior loan that we sold. Instead, we recognize a loan participation sold liability in an amount equal to the principal of the loan participation syndicated less any unamortized discounts or financing costs resulting from the syndication.  We continue to recognize interest income on the entire senior loan, including the interest attributable to the loan participation sold, as well as interest expense on the loan participation sold liability.

Cash Flows

The following table sets forth changes in cash and cash equivalents for the years ended December 31, 2017 and 2016 (dollars in thousands):

	For the Year Ended December 31,
	2017	2016	2015
Cash Flows From Operating Activities	$53,801	$25,406	$11,542
Cash Flows From Investing Activities	(1,083,677)	(456,448)	(364,307)
Cash Flows From Financing Activities	1,037,050	500,602	379,490
Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	$7,174	$69,560	$26,725

Cash Flows from Operating Activities

Our cash flows from operating activities were primarily driven by our net interest income, which is driven by the income generated by our investments less financing costs, and activities related to our commercial mortgage loans held-for-sale. The following table sets forth interest received by, and paid for, our investments for the twelve months ended December 31, 2017, 2016 and 2015 (dollars in thousands):

	For the Year Ended December 31,
	2017	2016	2015
Interest Received:
Senior and mezzanine loans	$69,835	$25,327	$10,660
CMBS B-Pieces	12,660	11,787	4,489
Preferred equity interest(A)	1,986	2,182	—
	84,481	39,296	15,149
Interest Paid:
Borrowings secured by senior loans	17,322	5,442	—
Net interest collections	$67,159	$33,854	$15,149

(A)	Excludes an early termination fee of $1.1 million reflected as interest income in KREF's Consolidated Statement of Income for the year ended December 31, 2017.

Our net interest collections were partially offset by cash used to pay management and incentive fees, as follows (dollars in thousands):

	For the Year Ended December 31,
	2017	2016	2015
Management fees to affiliate	$11,317	$5,082	$2,620
Incentive compensation to affiliate	—	496	—
General and administrative expenses(A)	3,162	2,566	1,994
Net decrease in cash and cash equivalents	$14,479	$8,144	$4,614

(A)
Includes $0.4 million, $0.3 million, and $0.0 million reimbursement to our Manager for the salary and benefits earned by our Chief Financial Officer for the years ended December 31, 2017, 2016, and 2015, respectively.

In addition to these operating cash flows, we originated and sold two loans totaling $91.5 million during the twelve months ended December 31, 2017.

Cash Flows from Investing Activities

Our cash flows from investing activities were primarily driven by the amounts of cash used to originate and fund or purchase new investments. During the twelve months ended December 31, 2017, we funded or purchased $1,201.8 million of senior and mezzanine loans, received $61.0 million from the sale of a commercial mortgage loan and received $70.9 million of principal repayments on certain mezzanine loans and our preferred equity interests. We also made a net investment in CMBS, held through an equity method investee, of $13.8 million. During the year ended December 31, 2016, we funded or purchased $448.3 million, $36.4 million and $10.2 million of senior and mezzanine loans, CMBS and preferred equity interests, respectively, and we received $7.4 million and $31.5 million of principal repayments and sales proceeds on certain mezzanine loans, respectively. During the year ended December 31, 2015, we funded or purchased $308.0 million, $150.8 million, and $23.9 million of senior and mezzanine loans, CMBS and preferred equity interests, respectively, and received $13.3 million of principal repayments on certain mezzanine loans. During the year ended December 31, 2015, we also received proceeds of $83.8 million and $21.6 million from the sale of CMBS and a mezzanine loan, respectively.

Cash Flows from Financing Activities

Our cash flows from financing activities were primarily driven by the issuance of our common stock for net proceeds of $581.3 million, $210.0 million, and $256.8 million during the years ended December 31, 2017, 2016 and 2015, respectively. During the years ended December 31, 2017, 2016 and 2015, we received proceeds from borrowings under repurchase agreements of $984.2 million, $520.4 million, and $123.9 million, respectively. During the years ended December 31, 2017 and 2016, we made principal payments on our repurchase agreements of $460.4 million and $198.7 million, respectively. As a result of the payment of common and preferred stock dividends, our cash flows from financing activities decreased by $50.7 million, $21.9 million, and $7.6 million during the years ended December 31, 2017, 2016, and 2015, respectively.

Contractual Obligations and Commitments

The following table presents our contractual obligations and commitments (including interest payments) as of December 31, 2017 (dollars in thousands):

	Total	Less than 1 year	1 to 3 years	3 to 5 years	Thereafter
Recourse Obligations:
Master Repurchase Facilities(A):
Wells Fargo	$534,703	$16,469	$518,234	$—	$—
Morgan Stanley	471,427	15,912	455,515	—	—
Goldman Sachs	67,118	2,121	64,997	—	—
Revolving Credit Agreement(B):
Barclays	—	—	—	—	—
Total secured financing agreements	1,073,248	34,502	1,038,746	—	—
Future funding obligations(C)	316,222	164,302	151,920	—	—
RECOP commitment(D)	26,000	26,000	—	—	—
Total recourse obligations	1,415,470	224,804	1,190,666	—	—
Non-Recourse Obligations(E):
CMBS	6,548,402	268,304	953,615	552,842	4,773,641
Total	$7,963,872	$493,108	$2,144,281	$552,842	$4,773,641

(A)
The allocation of repurchase facilities is based on the current maturity date of each individual borrowing under the facilities. The amounts include the related future interest payment obligations, which are estimated by assuming the amounts outstanding under our repurchase facilities and the interest rates in effect as of December 31, 2017 will remain constant into the future. This is only an estimate, as actual amounts borrowed and rates may vary over time. Amounts borrowed are subject to a maximum 25.0% recourse limit.

(B)	Amounts borrowed are 100.0% recourse to us.

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

We are required to pay our Manager a base management fee, an incentive fee and reimbursements for certain expenses pursuant to our management agreement. The table above does not include the amounts payable to our Manager under our management agreement as they are not fixed and determinable. See Note 10 to our consolidated financial statements included in this Annual Report on Form 10-K for additional terms and details of the fees payable under our management agreement.

As a REIT, we generally must distribute substantially all of our REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gains, to stockholders in the form of dividends to comply with the REIT provisions of the Code. Our taxable income does not necessarily equal our net income as calculated in accordance with GAAP, or our Core Earnings as described above under " — Key Financial Measures and Indicators — Core Earnings and Net Core Earnings."

Subsequent Events

The following events occurred subsequent to December 31, 2017:

Investing Activities

We originated the following senior loan subsequent to December 31, 2017 (dollars in thousands):

Description/ Location	Property Type	Month Originated	Maximum Face Amount	Initial Face Amount Funded	Interest Rate(A)	Maturity Date(B)	LTV
St. Paul, Minnesota	Office	January 2018	$75,500	$70,000	L + 3.6%	February 2023	73%

(A)	Floating rate based on one-month USD LIBOR.

(B)	Maturity date assumes all extension options are exercised, if applicable.

Funding of Previously Closed Loans

Between January 1, 2018 and February 23, 2018, we funded approximately $19.1 million for previously closed loans subsequent to December 31, 2017.

Loan Repayments

In February 2018, we received approximately $33.3 million from loan repayments, which represents our 95% interest in a $35.0 million mezzanine loan.

Funding of Capital Commitments

In February 2018, we funded $4.0 million related to our investment in RECOP.

Financing Activities

In February 2018, we borrowed $4.0 million in proceeds under the Morgan Stanley master repurchase facility.

Corporate Activities

Dividends

In January 2018, we paid a $19.9 million dividend on our common and special voting preferred stock, or $0.37 per share, with respect to the fourth quarter of 2017, to stockholders of record on December 29, 2017.

Share Buyback

Between January 1, 2018 and February 23, 2018, we repurchased 496,809 shares of our common stock for $9.7 million at a weighted average price per share of $19.49.

Off-Balance Sheet Arrangements

As described in Note 6 to our consolidated financial statements, we have off-balance sheet arrangements related to VIEs that we account for using the equity method of accounting and in which we hold an economic interest or have a capital commitment. Our maximum risk of loss associated with our interests in VIEs is limited to the carrying value of our investment in the entity and any unfunded capital commitments. As of December 31, 2017, we held $14.4 million of interests in such entities, which does not include a remaining commitment of $26.0 million to RECOP that we are required to fund when called. See "—Subsequent Events" for RECOP capital call subsequent to December 31, 2017.

Critical Accounting Policies and Use of Estimates

Our consolidated financial statements are prepared in accordance with GAAP, which requires the use of estimates and assumptions that involve the exercise of judgment and use of assumptions as to future uncertainties. Accounting estimates and assumptions discussed in this section are those that we consider to be the most critical to understanding our financial statements because they involve significant judgments and uncertainties that could affect our reported assets and liabilities, as well as our reported revenue and expenses. All of these estimates reflect our best judgment about current, and for some estimates, future economic and market conditions and their effects based on information available as of the date of the financial statements. If conditions change from those expected, it is possible that the judgments and estimates described below could change, which may result in a change in our interest income recognition, allowance for loan losses, tax liability, future impairment of our investments, and valuation of our investment portfolio, among other effects. We believe that the following accounting policies are among the most important to the portrayal of our financial condition and results of operations and require the most difficult, subjective or complex judgments:

Interest Income Recognition

In estimating interest income, we make a number of assumptions that are subject to uncertainties and contingencies, including interest rate and timing of principal payments. Loans where we expect to collect all contractually required principal and interest payments are considered performing loans. We accrue interest income on performing loans based on the outstanding principal amount and contractual terms of the loan. Interest income also includes origination discount and direct loan origination costs for loans that we originate, but where we did not elect the fair value option, as a yield adjustment using the effective interest method over the loan term. We expense origination discount and direct loan origination costs for loans acquired but not originated by us, as well as loans for which we elected the fair value option, as incurred. We also include income, including the amortization of premiums and discounts, arising from our preferred interests in joint ventures held-to-maturity.

We consider loans to be past due when a monthly payment is due and unpaid for 60 days or more. Loans are placed on nonaccrual status and considered non-performing when full payment of principal and interest is in doubt, which generally occurs when principal or interest is 120 days or more past due unless the loan is both well secured and in the process of collection. We may return a loan to accrual status when repayment of principal and interest is reasonably assured under the terms of the restructured loan. We did not hold any loans that we placed on nonaccrual status or otherwise considered past due during the years ended December 31, 2017, 2016 or 2015.

Income Taxes

We elected to be taxed as a REIT under the U.S. federal income tax laws beginning with our taxable year ended December 31, 2014. We believe that we have operated in a manner qualifying us as a REIT since our election and intend to continue to so operate. Accordingly, we do not believe we will be subject to U.S. federal income tax on the portion of our net taxable income that is distributed to our stockholders as long as certain asset, income and share ownership tests are met.

If we fail to qualify as a REIT in any taxable year, we generally will not be permitted to qualify for treatment as a REIT for U.S. federal income tax purposes for the four taxable years following the year during which qualification is lost. We may also be subject to state or local income or franchise taxes as we consolidate subsidiaries that incur state and local income taxes, based on the tax jurisdiction in which each subsidiary operates.

As of December 31, 2017 and 2016, we did not have any material deferred tax assets or liabilities arising from future tax consequences attributable to differences between the carrying amounts of existing assets and liabilities in accordance with GAAP and their respective tax bases. In addition, we recognize tax benefits for uncertain tax positions only if it is more likely than not that the position is sustainable based on its technical merits. Interest and penalties on uncertain tax positions are included as a component of the provision for income taxes in our consolidated statements of income. As of December 31, 2017 and 2016, we did not have any material uncertain tax positions.

Allowance for Loan Losses

We originate and purchase CRE debt and related instruments generally to be held as long-term investments at amortized cost. We perform a quarterly evaluation of loans classified as held-for-investment for impairment on a loan-by-loan basis. If we deem that it is probable that we will be unable to collect all amounts owed according to the contractual terms of a loan, impairment of that loan is indicated. If we consider a loan to be impaired, we establish an allowance for loan losses, through a valuation provision in earnings that reduces carrying value of the loan to the present value of expected future cash flows discounted at the loan's contractual effective rate or the fair value of the collateral, if repayment is expected solely from the collateral. Significant judgment is required in determining impairment and in estimating the resulting loss allowance, and actual losses, if any, could materially differ from those estimates.

We perform a quarterly review of our portfolio. In conjunction with this review, we assess the risk factors of each loan, including, without limitation, LTV, debt yield, property type, geographic and local market dynamics, physical condition, cash flow volatility, leasing and tenant profile, loan structure and exit plan, and project sponsorship.

Fair Value

General - GAAP requires the categorization of the fair value of financial instruments into three broad levels that form a hierarchy based on the transparency of inputs to the valuation.

Level 1 — Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date.
Level 2 — Inputs are other than quoted prices that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar instruments in active markets, and inputs other than quoted prices that are observable for the asset or liability.
Level 3 — Inputs are unobservable for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability.

We follow this hierarchy for our financial instruments. The classifications are based on the lowest level of input that is significant to the fair value measurement.

Valuation Process - Our Manager reviews the valuation of Level 3 financial instruments as part of our quarterly process. Our Manager's valuation process for Level 3 measurements, as described below, is subject to the review and oversight of various KKR committees. KKR has a global valuation committee assisted by the asset class-specific valuation committees, including a real estate valuation committee that reviews and approves all preliminary Level 3 valuations for real estate assets including the financial instruments held by us. KKR's global valuation committee is responsible for coordinating and implementing KKR's valuation process to ensure consistency in the application of valuation principles across portfolio investments and between periods. All Level 3 valuations are also subject to approval by KKR's global valuation committee.

Valuation of Consolidated VIEs - We have elected the fair value option for financial assets and liabilities of each CMBS trust that we consolidate, and we have adopted the measurement alternative included in Accounting Standards Update ("ASU") 2014-13, Measuring the Financial Assets and the Financial Liabilities of a Consolidated Collateralized Financing Entity ("ASU 2014-13"). Pursuant to ASU 2014-13, we measure both the financial assets and financial liabilities of the CMBS trusts we consolidate using the fair value of the financial liabilities, which we consider more observable than the fair value of the financial assets. As a result, we present the CMBS issued by the consolidated trust, but not beneficially owned by our stockholders, as financial liabilities in our consolidated financial statements, measured at their estimated fair value; we measure the financial assets as the total estimated fair value of the CMBS issued by the consolidated trust, regardless of whether such CMBS represent interests beneficially owned by our stockholders. Under the measurement alternative prescribed by ASU 2014-13, our "Net income (loss)" reflects the economic interests in the consolidated CMBS beneficially owned by our stockholders, presented as "Change in net assets related to consolidated variable interest entities" in our consolidated statements of income, which includes applicable (i) changes in the fair value of CMBS beneficially owned by us, (ii) interest and servicing fees earned from the CMBS trust and (iii) other residual returns or losses of the CMBS trust, if any.

Other Valuation Matters - For Level 3 financial assets originated, or otherwise acquired, and financial liabilities assumed during the calendar month immediately preceding a quarter end that were conducted in an orderly transaction with an unrelated party, we generally believe that the transaction price provides the most observable indication of fair value given the illiquid nature of these financial instruments, unless we are aware of any circumstances that may cause a material change in the fair value through the remainder of the reporting period. For instance, significant changes to the underlying property or its planned operations may cause material changes in the fair value of senior loans acquired, or originated, by us.

Our determination of fair value is based upon the best information available for a given circumstance and may incorporate assumptions that are our best estimates after consideration of a variety of internal and external factors. When an independent valuation firm expresses an opinion on the fair value of a financial instrument in the form of a range, we select a value within the range provided by the independent valuation firm, generally the midpoint, to assess the reasonableness of our estimated fair value for that financial instrument.

Valuation Methodologies

Commercial Mortgage Loans - We generally consider our senior loans and mezzanine loans as Level 3 assets in the fair value hierarchy as such assets are illiquid, structured investments that are specific to the property and its operating performance. These loans are valued using a discounted cash flow model using discount rates derived from observable market data applied to the capital structure of the respective sponsor and estimated property value. On a quarterly basis, we engage an independent valuation firm to express an opinion on the fair value of each loan categorized as a Level 3 asset in the form of a range based upon the unpaid principal balance of the loan. We select a value within the range provided by the independent valuation firm, generally the midpoint, to assess the reasonableness of the fair value as determined by us. In the event that our estimate of fair value differs from the opinion of fair value provided by the independent valuation firm, we ultimately rely solely upon the valuation prepared by the investment personnel of our Manager.

Preferred Equity Investments - We categorize our preferred equity investments as Level 3 assets in the fair value hierarchy. Preferred equity investments are valued using a discounted cash flow model using discount rates derived from observable market data applied to the internal rate of return implied by the expected contractual cash flows. On a quarterly basis, we engage an independent valuation firm to express an opinion on the fair value of our preferred equity investments in the form of a range based upon the unpaid principal balance of the security. We select a value within the range provided by the independent valuation firm, generally the midpoint, to assess the reasonableness of the fair value, as determined by us, of the security. In the event that our estimate of fair value differs from the opinion of fair value provided by the independent valuation firm, we ultimately rely solely upon the valuation prepared by the investment personnel of our Manager.

CMBS - We categorize our CMBS investments as Level 3 assets and liabilities in the fair value hierarchy and obtain prices from an independent valuation firm, which uses a discounted cash flow model, to value each CMBS. The key input is the expected yield of each CMBS using both observable and unobservable factors, which may include recently offered or completed trades and published yields of similar securities, security-specific characteristics (e.g., security ratings issued by nationally recognized statistical rating organizations, credit support by other subordinate securities issued by the CMBS and coupon type), performance of the underlying collateral (e.g., delinquency, loan losses) and other relevant characteristics.

We perform quarterly reviews of the inputs received from the independent valuation firm based on consideration given to a number of observable market data points including, but not limited to, trading activity in the marketplace of like-kind securities, benchmark security evaluations and bid list results from various sources. If prices received from the independent valuation firm are inconsistent with values determined in connection with our independent review, we will make inquiries to the independent valuation firm about the prices received and related methods. In the event we determine the price obtained from an independent valuation firm to be unreliable or an inadequate representation of the fair value of the CMBS (based on consideration given to the observable market data points detailed above), we will then compile evidence independently and present the independent valuation firm with such evidence supporting a different value. As a result, the independent valuation firm may revise their price. However, if we continue to disagree with the price from the independent valuation firm, in light of evidence presented that we compiled independently and believe to be compelling, we will consider the quotation unreliable or an inadequate representation of the fair value of the CMBS.

In the event that the quotation from the independent valuation firm is not available or determined to be unreliable or an inadequate representation of the fair value of the CMBS (based on the procedures detailed above), valuations are prepared using inputs based on non-binding broker quotes obtained from independent, well-known, major financial brokers that make markets in CMBS. In validating any non-binding broker quote used in this circumstance, management compares the non-binding quote to the observable market data points at such time and used to validate prices received from the independent valuation firm in addition to understanding the valuation methodologies used by the market makers. These market participants utilize a similar methodology as the independent valuation firm to value each CMBS, with the key input of expected yield determined independently based on both observable and unobservable factors (as described above). To avoid reliance on any single broker-dealer, we receive a minimum of two non-binding quotes, of which the average is used.

The fair values of the CMBS not beneficially owned by our stockholders do not impact our net assets or the net income attributable to our stockholders.

Repurchase Facilities - We generally consider our repurchase facilities Level 3 liabilities in the fair value hierarchy as such liabilities represent borrowings on illiquid collateral with terms specific to each borrower. Given the short to moderate term of the floating-rate facilities, we generally expect the fair value of our repurchase facilities to approximate their outstanding principal balances. On a quarterly basis, we engage an independent valuation firm to express an opinion on the fair value of our repurchase facilities using a market-based methodology to assess the reasonableness of the fair value, as determined by us, of the repurchase facility.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis - Certain assets not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances, such as when there is evidence of impairment, are measured at fair value on a nonrecurring basis. For senior loans held-for-sale, we apply the lower of cost or fair value accounting and may be required, from time to time, to record a nonrecurring fair value adjustment. For senior loans held-for-investment and preferred interests in joint ventures held-to-maturity, we apply the amortized cost method of accounting, but may be required, from time to time, to record a nonrecurring fair value adjustment in the form of a valuation provision or impairment. We did not report any financial assets or liabilities at fair value on a nonrecurring basis for the periods covered by the consolidated financial statements included in this Annual Report on Form 10-K.

Assets and Liabilities for Which Fair Value is Only Disclosed - We do not carry our repurchase facilities at fair value as we do not elect the fair value option for these liabilities. As of the periods covered by the consolidated financial statements included in this Annual Report on Form 10-K, the fair value of our floating-rate repurchase facilities approximated the outstanding principal balances.

Recent Accounting Pronouncements

For a discussion of recently issued accounting pronouncements, see Note 2 to our consolidated financial statements included in this Annual Report on Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

As of December 31, 2017, a 100 basis point increase in credit yields would decrease our net book value by approximately $5.8 million, and a 100 basis point decrease in credit yields would increase our net book value by approximately $6.2 million, based on the investments we held on that date.

Interest Rate Risk

Generally, the composition of our investments is such that rising interest rates will increase our net income, while declining interest rates will decrease net income. As of December 31, 2017, 93.1% of our investments by total assets earned a floating rate of interest. The remaining 6.9% of our investments earned a fixed rate of interest. If interest rates were to decline, the value of these fixed-rate investments may increase and if interest rates were to increase, the value of these fixed-rate investments may fall; however, the interest income generated by these investments would not be affected by market interest rates. The interest rates we pay under our current repurchase agreements are floating rate. Accordingly, our interest expense will generally increase as interest rates increase and decrease and interest rates decrease.

As of December 31, 2017, a 50 basis point increase in short-term interest rates, based on a shift in the yield curve, would increase our cash flows by approximately $2.8 million during the 2017 fiscal year, whereas a 50 basis point decrease in short-term interest rates would decrease our cash flows by approximately $2.8 million during the 2017 fiscal year, based on the net floating-rate exposure of the investments we held on that date.

Prepayment Risk

Prepayment risk is the risk that principal will be repaid at an earlier date than anticipated, potentially causing the return on certain investments to be less than expected. As we receive prepayments of principal on our assets, any premiums paid on such assets are amortized against interest income. In general, an increase in prepayment rates accelerates the amortization of purchase premiums, thereby reducing the interest income earned on the assets. Conversely, discounts on such assets are accreted into interest income. In general, an increase in prepayment rates accelerates the accretion of purchase discounts, thereby increasing the interest income earned on the assets. Additionally, we may not be able to reinvest the principal repaid at the same or higher yield of the original investment.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of
KKR Real Estate Finance Trust Inc.
New York, NY

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of KKR Real Estate Finance Trust Inc. and subsidiaries (the "Company") as of December 31, 2017 and 2016, the related consolidated statements of income, changes in equity and cash flows, for each of the three years in the period ended December 31, 2017, and the related notes and Schedule IV in Item 8 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ DELOITTE & TOUCHE LLP

New York, NY
February 28, 2018

We have served as the Company's auditor since 2016.

KKR Real Estate Finance Trust Inc. and Subsidiaries

Consolidated Balance Sheets
(Amounts in thousands, except share and per share data)

	December 31, 2017	December 31, 2016
Assets
Cash and cash equivalents	$103,120	$96,189
Restricted cash and cash equivalents	400	157
Commercial mortgage loans, held-for-investment, net	1,888,510	674,596
Commercial mortgage loans, held-for-sale, net	—	26,230
Preferred interest in joint venture, held-to-maturity	—	36,445
Equity method investments, at fair value	14,390	—
Accrued interest receivable	8,423	2,974
Other assets	7,239	2,728
Commercial mortgage loans held in variable interest entities, at fair value	5,372,811	5,426,084
Total Assets	$7,394,893	$6,265,403

Liabilities and Equity
Liabilities
Secured financing agreements, net	$964,800	$439,144
Loan participations sold, net	81,472	—
Accounts payable, accrued expenses and other liabilities	2,465	2,297
Dividends payable	19,981	—
Accrued interest payable	1,623	593
Due to affiliates	4,442	1,728
Variable interest entity liabilities, at fair value	5,256,926	5,313,574
Total Liabilities	6,331,709	5,757,336

Commitments and Contingencies (Note 9)

Temporary Equity
Redeemable noncontrolling interests in equity of consolidated joint venture	3,090	3,030
Redeemable preferred stock	949	—

Permanent Equity
Preferred stock, 50,000,000 authorized (1 share with par value of $0.01 issued and outstanding as of December 31, 2017 and December 31, 2016, respectively, and 125 shares with stated value of $1,000.00 issued and outstanding as of December 31, 2016)	—	125
Common stock, 300,000,000 authorized (53,685,440 and 24,158,392 shares with par value of $0.01 issued and outstanding as of December 31, 2017 and December 31, 2016, respectively)	537	242
Additional paid-in capital	1,052,851	479,417
Retained earnings	6,280	17,914
Repurchased stock, 26,398 shares repurchased as of December 31, 2017	(523)	—
Total KKR Real Estate Finance Trust Inc. stockholders’ equity	1,059,145	497,698
Noncontrolling interests in equity of consolidated joint venture	—	7,339
Total Permanent Equity	1,059,145	505,037
Total Liabilities and Equity	$7,394,893	$6,265,403

See Notes to Consolidated Financial Statements.

KKR Real Estate Finance Trust Inc. and Subsidiaries

Consolidated Statements of Income
(Amounts in thousands, except share and per share data)

	Year Ended December 31,
	2017	2016	2015
Net Interest Income
Interest income	$83,145	$32,659	$12,536
Interest expense	21,224	7,432	554
Total net interest income	61,921	25,227	11,982
Other Income
Realized gain on sale of investments	—	285	1,155
Change in net assets related to consolidated variable interest entities	15,845	15,461	8,868
Income from equity method investments	875	—	—
Other income	968	222	305
Total other income (loss)	17,688	15,968	10,328

Operating Expenses
General and administrative	4,936	2,270	1,994
Management fees to affiliate	13,492	5,934	2,620
Incentive compensation to affiliate	—	365	131
Total operating expenses	18,428	8,569	4,745

Income (Loss) Before Income Taxes, Noncontrolling Interests and Preferred Dividends	61,181	32,626	17,565
Income tax expense	1,102	354	393
Net Income (Loss)	60,079	32,272	17,172
Redeemable Noncontrolling Interests in Income (Loss) of Consolidated Joint Venture	216	302	272
Noncontrolling Interests in Income (Loss) of Consolidated Joint Venture	801	813	137
Net Income (Loss) Attributable to KKR Real Estate Finance Trust Inc. and Subsidiaries	59,062	31,157	16,763
Preferred Stock Dividends	244	16	15
Net Income (Loss) Attributable to Common Stockholders	$58,818	$31,141	$16,748

Net Income (Loss) Per Share of Common Stock
Basic	$1.30	$1.61	$1.95
Diluted	$1.30	$1.61	$1.95
Weighted Average Number of Shares of Common Stock Outstanding
Basic	45,320,358	19,299,597	8,605,876
Diluted	45,321,360	19,299,597	8,605,876

See Notes to Consolidated Financial Statements.

KKR Real Estate Finance Trust Inc. and Subsidiaries

Consolidated Statements of Changes in Equity
(Amounts in thousands, except share data)

	Permanent Equity										Temporary Equity
	KKR Real Estate Finance Trust Inc.
	Preferred Stock		Common Stock
	Shares	Stated Value	Shares	Par Value	Additional Paid-In Capital	Retained Earnings	Repurchased Stock	Total KKR Real Estate Finance Trust Inc. Stockholders' Equity	Noncontrolling Interests in Equity of Consolidated Joint Venture	Total Permanent Equity	Redeemable Noncontrolling Interests in Equity of Consolidated Joint Venture	Redeemable Preferred Stock
Balance at December 31, 2014	—	$—	795,145	$8	$15,895	$(522)	$—	$15,381	$—	$15,381	$809	$—
Issuance of stock	125	125	12,841,271	128	256,697	—	—	256,950	—	256,950	—	—
Offering costs	—	—	—	—	(74)	—	—	(74)	—	(74)	—	—
Preferred dividends declared	—	—	—	—	—	(15)	—	(15)	—	(15)	—	—
Common dividends declared	—	—	—	—	—	(7,545)	—	(7,545)	—	(7,545)	—	—
Capital contributions	—	—	—	—	—	—	—	—	4,777	4,777	3,768	—
Capital distributions	—	—	—	—	—	—	—	—	—	—	(206)	—
Net income (loss)	—	—	—	—	—	16,763	—	16,763	137	16,900	272	—
Balance at December 31, 2015	125	$125	13,636,416	$136	$272,518	$8,681	$—	$281,460	$4,914	$286,374	$4,643	$—
Issuance of stock	1	—	10,521,976	106	209,898	—	—	210,004	—	210,004	—	—
Offering costs	—	—	—	—	(2,999)	—	—	(2,999)	—	(2,999)	—	—
Preferred dividends declared	—	—	—	—	—	(16)	—	(16)	—	(16)	—	—
Common dividends declared	—	—	—	—	—	(21,908)	—	(21,908)	—	(21,908)	—	—
Capital contributions	—	—	—	—	—	—	—	—	2,049	2,049	—	—
Capital distributions	—	—	—	—	—	—	—	—	(437)	(437)	(1,915)	—
Net income (loss)	—	—	—	—	—	31,157	—	31,157	813	31,970	302	—
Balance at December 31, 2016	126	$125	24,158,392	$242	$479,417	$17,914	$—	$497,698	$7,339	$505,037	$3,030	$—
Issuance of stock	—	—	29,553,446	295	580,011	—	—	580,306	—	580,306	—	949
Repurchase of common stock	—	—	(26,398)	—	—	—	(523)	(523)	—	(523)	—	—
Redemption of preferred stock	(125)	(125)	—	—	—	—	—	(125)	—	(125)	—	—
Offering costs	—	—	—	—	(6,642)	—	—	(6,642)	—	(6,642)	—	—
Preferred dividends declared	—	—	—	—	—	(6)	—	(6)	—	(6)	—	(238)
Common dividends declared	—	—	—	—	—	(70,452)	—	(70,452)	—	(70,452)	—	—
Capital distributions	—	—	—	—	—	—	—	—	(8,140)	(8,140)	(156)	—
Equity compensation	—	—	—	—	65	—	—	65	—	65	—	—
Net income (loss)	—	—	—	—	—	58,824	—	58,824	801	59,625	216	238
Balance at December 31, 2017	1	$—	53,685,440	$537	$1,052,851	$6,280	$(523)	$1,059,145	$—	$1,059,145	$3,090	$949

See Notes to Consolidated Financial Statements.

KKR Real Estate Finance Trust Inc. and Subsidiaries

Consolidated Statements of Cash Flows
(Amounts in thousands)

	For the Year Ended December 31,
	2017	2016	2015
Cash Flows From Operating Activities
Net income (loss)	$60,079	$32,272	$17,172
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of deferred debt issuance costs and discounts	3,142	2,044	175
Accretion of net deferred loan fees and discounts	(3,588)	(1,021)	(171)
Interest paid-in-kind	(864)	(1,799)	(681)
Change in noncash net assets of consolidated variable interest entities	(3,375)	(3,363)	(3,653)
Gain on sale of investment securities	—	—	(1,101)
Gain on sale of commercial mortgage loans, held-for-sale	—	(285)	(54)
(Income) from equity method investments	(875)	—	—
Equity compensation	65	—	—
Origination and purchase of commercial loans, held-for-sale	(91,475)	—	—
Proceeds from sale of commercial loans, held-for-sale	91,467	—	—
Changes in operating assets and liabilities:
Accrued interest receivable, net	(5,453)	(1,647)	(1,053)
Other assets	2,792	4,826	(4,545)
Due to affiliates	2,714	(398)	1,330
Accounts payable, accrued expenses and other liabilities	(1,858)	(5,677)	3,984
Accrued interest payable	1,030	454	139
Net cash provided by operating activities	53,801	25,406	11,542

Cash Flows From Investing Activities
Proceeds from sales of commercial mortgage-backed securities	—	—	83,773
Proceeds from principal repayments of commercial mortgage loans, held-for-investment	33,609	7,403	13,284
Proceeds from principal repayments of preferred interest in joint venture, held-to-maturity	37,310	—	—
Proceeds from sale of commercial mortgage loans	60,991	31,539	21,554
Origination and purchase of commercial mortgage loans, held-for-investment	(1,201,778)	(448,344)	(307,970)
Investment in commercial mortgage-backed securities, equity method investee	(33,588)	—	—
Proceeds from commercial mortgage-backed securities, equity method investee	19,779	—	—
Purchases of commercial mortgage-backed securities	—	(36,351)	(150,787)
Investment in preferred interest in joint venture	—	(10,240)	(23,887)
Purchases of other capitalized assets	—	(455)	(274)
Net cash used in investing activities	(1,083,677)	(456,448)	(364,307)

See Notes to Consolidated Financial Statements.

KKR Real Estate Finance Trust Inc. and Subsidiaries

Consolidated Statements of Cash Flows
(Amounts in thousands)

	For the Year Ended December 31,
	2017	2016	2015
Cash Flows From Financing Activities
Proceeds from borrowings under secured financing agreements	984,197	520,408	123,900
Proceeds from issuances of common stock	581,255	210,004	256,825
Proceeds from issuances of preferred stock	—	—	125
Redemption of preferred stock	(125)	—	—
Proceeds from redeemable noncontrolling interest contributions	—	—	3,768
Proceeds from noncontrolling interest contributions	—	2,049	4,777
Payments of common stock dividends	(50,579)	(21,908)	(7,545)
Payments of preferred stock dividends	(137)	(16)	(15)
Principal repayments on borrowings under secured financing agreements	(460,432)	(198,726)	—
Payments of debt issuance costs	(3,412)	(4,652)	(2,065)
Payments of stock issuance costs	(4,898)	(4,205)	(74)
Payments of redeemable noncontrolling interest distributions	(156)	(1,915)	(206)
Payments of noncontrolling interest distributions	(8,140)	(437)	—
Payments to reacquire common stock	(523)	—	—
Net cash provided by financing activities	1,037,050	500,602	379,490

Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	7,174	69,560	26,725
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	96,346	26,786	61
Cash, Cash Equivalents, and Restricted Cash at End of Period	$103,520	$96,346	$26,786

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest expense	$17,322	$5,546	$239
Cash paid during the period for income tax expense	806	521	—

Supplemental Schedule of Non-Cash Investing and Financing Activities
Loan participations sold, net (Note 6)	$81,467	$—	$—
Funding of commercial loans, held-for-investment	(81,467)	—	—
Consolidation of variable interest entities (incremental assets and liabilities)	—	940,806	4,119,235
Loan principal payments held by servicer	4,557	—	—
Dividend declared, not yet paid	19,981	—	—

See Notes to Consolidated Financial Statements.

KKR Real Estate Finance Trust Inc.
Notes to Consolidated Financial Statements
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

KREF has elected and intends to maintain its qualification to be taxed as a REIT under the requirements of the Internal Revenue Code of 1986, as amended (the "Internal Revenue Code"), for U.S. federal income tax purposes. As such, KREF will generally not be subject to U.S. federal income tax on that portion of its income that it distributes to stockholders if it distributes at least 90% of its REIT taxable income, determined without regard to the deduction for dividends paid and excluding any net capital gains. See Note 12 regarding taxes applicable to KREF.

KREF is externally managed by KKR Real Estate Finance Manager LLC ("Manager"), an indirect subsidiary of KKR & Co. L.P. (together with its subsidiaries, "KKR"), through a management agreement ("Management Agreement") pursuant to which the Manager provides a management team and other professionals who are responsible for implementing KREF’s business strategy, subject to the supervision of KREF’s board of directors. For its services, the Manager is entitled to management fees and incentive compensation, both defined in, and in accordance with the terms of, the Management Agreement (Note 10).

As of December 31, 2017, KKR beneficially owned 23,758,616 shares of KREF's common stock, of which 3,758,616 shares were held by KKR on behalf of a third-party investor.

As of December 31, 2017, KREF's principal business activities related to the origination and purchase of credit investments related to commercial real estate. Management assesses performance of KREF's current portfolio of leveraged and unleveraged commercial mortgage loans and commercial mortgage-backed securities ("CMBS") as a whole and makes operating decisions accordingly. As a result, management presents KREF's operations within a single reporting segment.

Note 2. Summary of Significant Accounting Policies
Basis of Presentation — The accompanying consolidated financial statements and related notes of KREF are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The consolidated financial statements include the accounts of KREF and its consolidated subsidiaries, and all intercompany transactions and balances have been eliminated.

Consolidation — KREF consolidates those entities for which (i) it controls significant operating, financial and investing decisions of the entity or (ii) management determines that KREF is the primary beneficiary of entities deemed to be variable interest entities ("VIEs").

Variable Interest Entities — VIEs are defined as entities in which equity investors do not have an interest with the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. A VIE is required to be consolidated only by its primary beneficiary, which is defined as the party that has the power to direct the activities of the VIE that most significantly impact its economic performance and that has the obligation to absorb losses of, or the right to receive benefits from, the VIE that could be potentially significant to the VIE (Note 7).

To assess whether KREF has the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance, KREF considers all the facts and circumstances, including its role in establishing the VIE and its ongoing rights and responsibilities. This assessment includes, first, identifying the activities that most significantly impact the VIE’s economic performance; and second, identifying which party, if any, has power to direct those activities. To assess whether KREF has the obligation to absorb losses of, or the right to receive benefits from, the VIE that could potentially be significant to the VIE, KREF considers all of its economic interests and applies judgment in determining whether these interests, in the aggregate, are considered potentially significant to the VIE.

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

KKR Real Estate Finance Trust Inc.
Notes to Consolidated Financial Statements
(dollars in tables in thousands, except per share amounts)

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

For the trusts that KREF consolidates, KREF holds non-investment grade rated and unrated CMBS that represent the most subordinated tranches of the CMBS issued by those trusts, which include the controlling class. As the holder of the most subordinate tranche, KREF is in a first loss position and has the right to receive benefits. As the holder of the controlling class, KREF has the ability to unilaterally appoint and remove the special servicer for the trust. In these cases, management considers KREF to be the primary beneficiary and consolidates the CMBS trusts.

For VIEs in which management determines KREF is the primary beneficiary, all of the underlying assets, liabilities and equity of the trusts are recorded on KREF's books, and the initial investment, along with any associated unrealized holding gains and losses, are eliminated in consolidation. Similarly, the interest income earned from these trusts is eliminated in consolidation.

Management elected the fair value option for KREF's initial and subsequent recognition of the assets and liabilities of KREF's consolidated CMBS VIEs in order to provide users of the financial statements with better information regarding the effects of credit risk and other market factors on the CMBS beneficially held by KREF's stockholders. Since the changes in fair value include the interest income and interest expense associated with these CMBS VIEs, management does not consider the separate presentation of the components of fair value changes to be relevant. Management has elected to present these items in aggregate as "Other Income — Change in net assets related to consolidated variable interest entities" in the accompanying Consolidated Statements of Income; the residual difference between the fair value of the trusts' assets and liabilities represents KREF's beneficial interest in the CMBS VIEs.

Management separately presents the assets and liabilities of KREF's consolidated VIEs as individual line items on KREF's Consolidated Balance Sheets for entities in which the VIEs assets can only be used to settle the VIE’s obligations. The liabilities of KREF's consolidated VIEs consist solely of obligations to the CMBS holders of the consolidated trusts, excluding CMBS held by KREF as such interests are eliminated in consolidation, and the interest accrued thereon, presented as "Liabilities — Variable interest entity liabilities, at fair value." The assets of KREF's consolidated VIEs consist principally of commercial mortgage loans and the interest accrued thereon, and are likewise presented as a single line item entitled "Assets — Commercial mortgage loans held in variable interest entities, at fair value."

Assets of a CMBS trust, as a whole, can only be used to settle the obligations of the consolidated CMBS VIE. The assets of KREF's CMBS VIEs are not individually accessible by, and obligations of the CMBS VIEs are not recourse to, the bondholders.

REO assets generally represent a small percentage of the overall asset pool of a CMBS trust. In a new issue CMBS trust there are no REO assets, and no REO existed in KREF's consolidated VIE assets as of December 31, 2017. KREF derives the fair value of its Level 3 CMBS VIE assets from its Level 3 CMBS VIE liabilities, which management considers to possess more observable market value data than the CMBS VIE assets. See "— Fair Value — Valuation of Consolidated VIEs" for additional discussion regarding management's valuation of consolidated CMBS VIEs.

Commercial Mezzanine Loan Joint Venture — KREF consolidates a joint venture that holds a portion of KREF's investments in commercial mezzanine loans, and in which a third-party owns a 5.0% redeemable noncontrolling interest (Note 7). Management determined the joint venture to be a VIE as the third-party owners of the redeemable noncontrolling interest do not have substantive participating or kick-out rights. KREF owns 95.0% of the equity interests in the joint venture and participates in the profits and losses. Management considers KREF to be the primary beneficiary of the joint venture as KREF holds decision-making power over the activities that most significantly impact the economic performance of the joint venture.

Preferred Interest in Joint Venture — KREF consolidated a joint venture that held a lending agreement with an entity engaged in the management of a multi-family tower, and in which a third party owned a 20.0% noncontrolling interest (Note 4). Management determined the joint venture to be a VIE as the third party owners of the noncontrolling interest did not have substantive participating or kick-out rights. KREF owned 80.0% of the equity interests in the joint venture and participated in

KKR Real Estate Finance Trust Inc.
Notes to Consolidated Financial Statements
(dollars in tables in thousands, except per share amounts)

the profits and losses. Management considered KREF to be the primary beneficiary of the joint venture as KREF held decision-making power over the activities that most significantly impacted the economic performance of the joint venture.

Noncontrolling Interests — Noncontrolling interests represent the ownership interests in certain consolidated subsidiaries held by entities or persons other than KREF. Those noncontrolling interests that allow the holder to redeem before liquidation or termination of the entity that issued those interests are considered redeemable noncontrolling interests.

The redeemable noncontrolling interests issued by subsidiaries of KREF are subject to certain restrictions and require KREF to transfer assets or issue equity to satisfy the redemption. As KREF does not control the circumstances under which the noncontrolling interests may redeem their interests, management considers these redeemable noncontrolling interests as temporary equity, presented as "Temporary Equity — Redeemable noncontrolling interests in equity of consolidated joint venture" in the accompanying Consolidated Balance Sheets and their share of "Net Income (Loss)" as "Redeemable Noncontrolling Interests in Income (Loss) of Consolidated Joint Venture" in the Consolidated Statements of Income. KREF recorded the redeemable noncontrolling interests at fair value upon issuance by subsidiaries of KREF, and accretes to the redemption values at each subsequent reporting period date if KREF determines the noncontrolling interests are redeemable or probable to become redeemable. As of December 31, 2017, KREF determined that the redeemable noncontrolling interests were not currently redeemable or probable to become redeemable, and as a result did not adjust the value of the redeemable noncontrolling interests.

KREF reflects noncontrolling interests that are not redeemable as permanent equity that is not attributable to KREF's stockholders. KREF presents these interests as "Permanent Equity — Noncontrolling interests in equity of consolidated joint venture" in the accompanying Consolidated Balance Sheets and their share of "Net Income (Loss)" as "Noncontrolling Interests in Income (Loss) of Consolidated Joint Venture" in the Consolidated Statements of Income.

Equity method investments, at fair value— Investments are accounted for under the equity method when KREF has significant influence over the operations of an investee, but KREF does not consolidate that investment. Equity method investments, for which management has not elected a fair value option, are initially recorded at cost and subsequently adjusted for KREF's share of net income or loss and cash contributions and distributions each period.

Management determined that KREF's investment in the Manager is an interest in a VIE as KREF did not have substantive participating or kick-out rights. KREF does not have the power to direct activities and the obligation to absorb losses of the Manager that could be significant to the Manager. KREF accounts for its investment in the Manager using the equity method since KREF is not the primary beneficiary of the Manager (Note 7).

Management determined that its investment in an aggregator vehicle alongside KKR Real Estate Credit Opportunity Partners L.P. ("RECOP") is an interest in a VIE, however KREF is not the primary beneficiary and does not have substantive participating or kick-out rights. Management elected the fair value option for KREF's investment in RECOP. KREF records its share of net asset value in RECOP as “Equity method investments, at fair value” in its Consolidated Balance Sheets and its share of unrealized gains or losses in "Income from equity method investments" in its Consolidated Statements of Income (Note 7).

Risks and Uncertainties — In the normal course of business, KREF primarily encounters two significant types of economic risk: credit and market. Credit risk is the risk of default on KREF’s investments that results from a borrower’s or counterparty’s inability or unwillingness to make contractually required payments. Market risk reflects changes in the value of investments due to changes in interest rates, spreads or other market factors, including risks that impact the value of the collateral underlying KREF’s investments. Management believes that the carrying values of its investments are reasonable taking into consideration these risks along with estimated financings, collateral values and other information.

Tax Risks — KREF is subject to significant tax risks. If KREF fails to maintain its qualification as a REIT in a given taxable year, it may be subject to penalties as well as federal, state and local income tax on its taxable income, which could be material. It will also not be able to qualify as a REIT for the subsequent four taxable years, unless entitled to relief under certain statutory provisions.

A REIT must distribute at least 90% of its taxable income to its stockholders. In addition to the 90% distribution requirement, a REIT is subject to a nondeductible excise tax if it fails to make certain minimum distributions by calendar year-end. The excise tax imposed is equal to 4% of the excess of the required distribution (generally, the sum of 85% of the REIT’s ordinary income and 95% of the REIT’s capital gain net income for the calendar year) over the distributed amount for such year. Distribution of

KKR Real Estate Finance Trust Inc.
Notes to Consolidated Financial Statements
(dollars in tables in thousands, except per share amounts)

the remaining balance may extend until timely filing of the REIT's tax return in the subsequent taxable year. Qualifying distributions of taxable income are deductible by a REIT in computing taxable income.

In addition to the distribution requirements, qualification as a REIT also depends on the ability to comply with several organizational requirements, including various restrictions on ownership, continuing compliance with tests concerning the nature of the assets and sources of income, and the maintenance of records. KREF has not operated, but may operate, various securitization vehicles and makes certain investments through taxable REIT subsidiary ("TRSs") that are subject to regular corporate income taxes. KREF and its subsidiaries file income tax returns with the U.S. federal government and various state and local jurisdictions. Generally, these income tax returns will be subject to tax examinations by tax authorities for a period of three years after the date of filing.

Regulatory Risks — KREF is subject to significant regulatory risks. If KREF were unable to rely upon an exemption from registration available under the Investment Company Act of 1940, as amended. KREF could be required to restructure its assets or activities, including the disposition of assets during periods of adverse market conditions that could result in material losses to KREF.

Use of Estimates — The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Management makes subjective estimates to project cash flows KREF expects to receive on its investments in loans and securities as well as the related market discount rates, which significantly impacts the interest income, impairments, allowance for loan loss and fair values recorded or disclosed. Actual results could differ from those estimates.

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

Valuation Process — The Manager reviews the valuation of Level 3 financial instruments as part of KKR's quarterly process. As of December 31, 2017, KKR’s valuation process for Level 3 measurements, as described below, subjected valuations to the review and oversight of various committees. KKR has a global valuation committee assisted by the asset class-specific valuation committees, including a real estate valuation committee that reviews and approves all preliminary Level 3 valuations for real estate assets, including the financial instruments held by KREF. The global valuation committee is responsible for coordinating and implementing KKR’s valuation process to ensure consistency in the application of valuation principles across portfolio investments and between periods. All Level 3 valuations are also subject to approval by the global valuation committee.

Valuation of Consolidated VIEs — Management categorizes the financial assets and liabilities of the CMBS trusts that KREF consolidates as Level 3 assets and liabilities in the fair value hierarchy and has elected the fair value option for financial assets and liabilities of each CMBS trust. Management has adopted the measurement alternative included in Accounting Standards Update ("ASU") No. 2014-13, Measuring the Financial Assets and the Financial Liabilities of a Consolidated Collateralized Financing Entity ("ASU 2014-13"). Pursuant to ASU 2014-13, management measures both the financial assets and financial liabilities of the CMBS trusts consolidated by KREF using the fair value of the financial liabilities, which management considers more observable than the fair value of the financial assets. As a result, KREF presents the CMBS issued by the consolidated trust, but not beneficially owned by KREF's stockholders, as financial liabilities in KREF's consolidated financial statements, measured at their estimated fair value; KREF measures the financial assets as the total estimated fair value of the CMBS issued by the consolidated trust, regardless of whether such CMBS represent interests beneficially owned by KREF's

KKR Real Estate Finance Trust Inc.
Notes to Consolidated Financial Statements
(dollars in tables in thousands, except per share amounts)

stockholders. Under the measurement alternative prescribed by ASU 2014-13, KREF's "Net Income (Loss)" reflects the economic interests in the consolidated CMBS beneficially owned by KREF's stockholders, presented as "Change in net assets related to consolidated variable interest entities" in the Consolidated Statements of Income, which includes applicable (i) changes in the fair value of CMBS beneficially owned by KREF, (ii) interest and servicing fees earned from the CMBS trust and (iii) other residual returns or losses of the CMBS trust, if any (Note 7).

Management categorizes the preferred interest and commercial mezzanine loans held by separate joint ventures, VIEs consolidated by KREF as primary beneficiary, as Level 3 assets in the fair value hierarchy as such assets are illiquid, structured instruments that are specific to the properties and their corresponding operating performance (Note 11).

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

See Note 11 for additional information regarding the valuation of KREF's financial assets and liabilities.

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

Derivative Instruments — KREF may invest in derivative instruments, such as interest rate swaps or cap agreements, or certain other agreements that may include embedded derivative instruments (collectively referred to as derivatives), to mitigate the effects of market fluctuations on results of operations and financial condition. KREF records derivative instruments as either an asset or liability measured at its fair value on the Consolidated Balance Sheets. KREF may elect hedge accounting for derivative instruments that are designated and qualifying as a hedge of changes in the fair value or cash flows of an asset or liability attributable to a particular risk. Hedge accounting allows for changes in the fair value of the effective portion of a derivative instrument to be recognized in accumulated other comprehensive income (loss). Changes in the fair value of the ineffective portion of a derivative instrument are included in net income. Amounts are reclassified out of accumulated other comprehensive income (loss) and into net income when the hedged item is either sold or substantially liquidated. To the extent a derivative does not qualify for hedge accounting and is deemed a freestanding derivative, the changes in its value are included in net income. As of December 31, 2017 and December 31, 2016, KREF did not have any material investments in derivative instruments.

Balance Sheet Measurement

Cash, Cash Equivalents and Restricted Cash and Cash Equivalents — KREF considers cash equivalents as highly liquid short-term investments with maturities of 90 days or less when purchased. Substantially all amounts on deposit with major financial institutions exceed insured limits.

As of December 31, 2017 and December 31, 2016, KREF held $0.4 million and $0.2 million, respectively, of restricted cash related to good faith deposits and surety bond deposits. KREF receives good faith deposits from potential borrowers when originating or acquiring commercial mortgage loans, which KREF must return to the borrower in the event of a successful

KKR Real Estate Finance Trust Inc.
Notes to Consolidated Financial Statements
(dollars in tables in thousands, except per share amounts)

transaction or use to pay the costs it incurs in the event of a broken deal. Management considers these deposits restricted until the good faith deposit is returned to the borrower or management considers the deal broken.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash and cash equivalents reported within the Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Consolidated Statements of Cash Flows.

	December 31, 2017	December 31, 2016
Cash and cash equivalents	$103,120	$96,189
Restricted cash and cash equivalents	400	157
Total cash, cash equivalents and restricted cash and cash equivalents shown in the Consolidated Statements of Cash Flows	$103,520	$96,346

KREF must also maintain sufficient cash and cash equivalents to satisfy liquidity covenants related to its secured financing agreements. However, such amounts are not restricted from use in KREF's current operations, and KREF does not present these cash and cash equivalents as restricted. As of December 31, 2017 and December 31, 2016, KREF was required to maintain unrestricted cash and cash equivalents of at least $12.1 million and $11.1 million, respectively, to satisfy its liquidity covenants (Note 5).

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

Preferred Interest in Joint Venture Held-To-Maturity — KREF invested in preferred equity issued by a limited liability company engaged in commercial real estate activities that KREF accounts for as a debt security. Management held this investment until it was repaid in full by the borrower in August 2017. Accordingly, KREF presented this preferred interest in joint venture held‑to‑maturity for which management did not elect the fair value option, at cost, net of unamortized premiums and discounts; KREF applied the effective interest method to amortize applicable premiums and discounts through interest income. In the event that the fair value of the preferred interest in joint venture held‑to‑maturity was less than its amortized cost, management considered whether the unrealized holding loss represented an other-than-temporary impairment ("OTTI"). For the years ended December 31, 2017 and 2016, KREF did not recognize an OTTI related to its investment in preferred interest in joint venture held-to-maturity (Note 4).

Secured Financing Agreements — KREF's secured financing agreements are treated as collateralized financing transactions and consist of floating rate, uncommitted repurchase facilities carried at their contractual amounts, net of unamortized debt issuance costs (Note 5).

Loan Participations Sold — In connection with its investments in senior loans, KREF finances certain investments through the syndication of a non-recourse, or limited-recourse, loan participation to unaffiliated third parties. KREF’s presentation of the senior loan and related financing involved in the syndication depends upon whether GAAP recognized the transaction as a sale, though such differences in presentation do not generally impact KREF’s net stockholders’ equity or net income aside from timing differences in the recognition of certain transaction costs.

To the extent that GAAP recognizes a sale resulting from the syndication, KREF derecognizes the participation in the senior loan that KREF sold and continue to carry the retained portion of the loan as an investment. While KREF does not generally expect to recognize a material gain or loss on these sales, KREF would realize a gain or loss in an amount equal to the difference between the net proceeds received from the third party purchaser and its carrying value of the loan participation that

KKR Real Estate Finance Trust Inc.
Notes to Consolidated Financial Statements
(dollars in tables in thousands, except per share amounts)

KREF sold at time of sale. Furthermore, KREF recognizes interest income only on the portion of the senior loan that it retains as a result of the sale.
To the extent that GAAP does not recognize a sale resulting from the syndication, KREF does not derecognize the participation in the senior loan that it sold. Instead, KREF recognizes a loan participation sold liability in an amount equal to the principal of the loan participation syndicated less any unamortized discounts or financing costs resulting from the syndication. KREF continues to recognize interest income on the entire senior loan, including the interest attributable to the loan participation sold, as well as interest expense on the loan participation sold liability (Note 6).
Other Assets and Accounts Payable, Accrued Expenses and Other Liabilities — As of December 31, 2017, other assets included a $4.6 million loan principal payment receivable from a third-party servicer and $2.1 million of deferred debt issuance costs related to credit facilities, net of $0.5 million accumulated amortization. As of December 31, 2016, other assets included $1.3 million of deferred stock issuance costs. Accounts payable, accrued expenses and other liabilities included $1.6 million and $1.5 million of miscellaneous accounts payable and accrued expenses as of December 31, 2017 and 2016, respectively.

Special Non-Voting Preferred Stock ("SNVPS") — Equity instruments that are redeemable for cash or other assets are classified as temporary equity if the instrument is redeemable, at the option of the holder, at a fixed or determinable price on a fixed or determinable date or upon the occurrence of an event that is not solely within the control of the issuer. Redeemable equity instruments are initially carried at the fair value of the equity instrument at the issuance date, which is subsequently adjusted at each balance sheet date if the instrument is currently redeemable or probable of becoming redeemable. The fair value of the instrument is adjusted to reflect the instrument’s redemption amount at each balance sheet date if KREF determines the SNVPS is redeemable or it is probable that the SNVPS will become redeemable. KREF accounted for the SNVPS as redeemable preferred stock since a third party holds a redemption option, exercisable after May 5, 2018, and such redemption is not solely within KREF’s control. As of December 31, 2017, KREF determined that the SNVPS was neither currently redeemable nor was it probable that the SNVPS would become redeemable, and did not adjust its value as a result. KREF presents the SNVPS as “Temporary Equity — Redeemable preferred stock” in the accompanying Consolidated Balance Sheets (Note 8).

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

Realized Gain (Loss) on Sale of Investments — KREF recognizes the excess, or deficiency, of net proceeds received, less the net carrying value of such investments, as realized gains or losses, respectively. KREF reverses cumulative, unrealized gains or losses previously reported in its Consolidated Statements of Income with respect to the investment sold at the time of sale.

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

KKR Real Estate Finance Trust Inc.
Notes to Consolidated Financial Statements
(dollars in tables in thousands, except per share amounts)

present value of expected future cash flows discounted at the loan’s contractual effective rate or the fair value of the collateral, if repayment is expected solely from the collateral. Significant judgment is required in determining impairment and in estimating the resulting loss allowance, and actual losses, if any, could materially differ from those estimates.

Management considers loans to be past due when a monthly payment is due and unpaid for 60 days or more. Loans are placed on nonaccrual status and considered non-performing when full payment of principal and interest is in doubt, which generally occurs when principal or interest is 120 days or more past due unless the loan is both well secured and in the process of collection. Management may return a loan to accrual status when repayment of principal and interest is reasonably assured under the terms of the restructured loan. As of December 31, 2017, KREF did not hold any loans that management placed on nonaccrual status or otherwise considered past due.

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

1—Very Low Risk—The underlying property performance has surpassed underwritten expectations, and the sponsor’s business plan is generally complete. The property demonstrates stabilized occupancy and/or rental rates resulting in strong current cash flow and/or a very low loan-to-value ratio (<65%). At the level of performance, it is very likely that the underlying loan can be refinanced easily in the period’s prevailing capital market conditions.

2—Low Risk—The underlying property performance has matched or exceeded underwritten expectations, and the sponsor’s business plan may be ahead of schedule or has achieved some or many of the major milestones from a risk mitigation perspective. The property has achieved improving occupancy at market rents, resulting in sufficient current cash flow and/or a low loan-to-value ratio (65%-70%). Operating trends are favorable, and the underlying loan can be refinanced in today’s prevailing capital market conditions. The sponsor/manager is well capitalized or has demonstrated a history of success in owning or operating similar real estate.

3—Average Risk—The underlying property performance is in-line with underwritten expectations, or the sponsor may be in the early stages of executing its business plan. Current cash flow supports debt service payments, or there is an ample interest reserve or loan structure in place to provide the sponsor time to execute the value-improvement plan. The property exhibits a moderate loan-to-value ratio (<75%). Loan structure appropriately mitigates additional risks. The sponsor/manager has a stable credit history and experience owning or operating similar real estate.
4—High Risk/Potential for Loss: A loan that has a risk of realizing a principal loss. The underlying property performance is behind underwritten expectations, or the sponsor is behind schedule in executing its business plan. The underlying market fundamentals may have deteriorated, comparable property valuations may be declining or property occupancy has been volatile, resulting in current cash flow that may not support debt service payments. The loan exhibits a high loan-to-value ratio (>80%), and the loan covenants are unlikely to fully mitigate some risks. Interest payments may come from an interest reserve or sponsor equity.

5—Impaired/Loss Likely: A loan that has a very high risk of realizing a principal loss or has otherwise incurred a principal loss. The underlying property performance is significantly behind underwritten expectations, the sponsor has failed to execute its business plan and/or the sponsor has missed interest payments. The market fundamentals have deteriorated, or property performance has unexpectedly declined or valuations for comparable properties have declined meaningfully since loan origination. Current cash flow does not support debt service payments. With the current capital structure, the sponsor might not be incentivized to protect its equity without a restructuring of the loan. The loan exhibits a very high loan-to-value ratio (>90%), and default may be imminent.

As of December 31, 2017, the average risk rating of KREF's portfolio was 2.9 (Average Risk), weighted by investment carrying value, with 99.1% of commercial mortgage loans held-for-investment rated 3 (Average Risk) or better by the Manager. As of December 31, 2017 and December 31, 2016, no investments were rated 5 (Impaired/Loss Likely).

KKR Real Estate Finance Trust Inc.
Notes to Consolidated Financial Statements
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

Deferred Debt Issuance Costs — Management capitalizes and amortizes deferred debt facility costs incurred when entering repurchase agreements on a straight-line basis over the expected term of the facility and incremental costs incurred when KREF draws on those facilities using the effective interest method over the expected term of the draw. KREF presents such expensed amounts, as well as deferred amounts written off, as additional interest expense in its Consolidated Statements of Income.

General and Administrative Expenses — Management expenses general and administrative costs, including legal, diligence and audit fees; information technology costs; insurance premiums; and other costs as incurred.

Management and Incentive Compensation to Affiliate — Management expenses compensation earned by the Manager on a quarterly basis in accordance with the Management Agreement (Note 10).

Income Taxes — Certain activities of KREF are conducted through joint ventures formed as limited liability companies, taxed as partnerships, and consolidated by KREF. Some of these joint ventures are subject to state and local income taxes (Note 12).

As of December 31, 2017 and December 31, 2016, KREF did not have any material deferred tax assets or liabilities arising from future tax consequences attributable to differences between the carrying amounts of existing assets and liabilities in accordance with GAAP and their respective tax bases.

KREF recognizes tax benefits for uncertain tax positions only if it is more likely than not that the position is sustainable based on its technical merits. Interest and penalties on uncertain tax positions are included as a component of the provision for income taxes in KREF's Consolidated Statements of Income. As of December 31, 2017, KREF did not have any material uncertain tax positions.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU No. 2014-09, Revenues from Contracts with Customers (Topic 606). The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which it expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under current guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The ASU is effective for KREF in the first quarter of 2018. Entities have the option of using either a full retrospective or a modified approach to adopt the guidance in the ASU. KREF expects to apply ASU 2014-09 using a modified approach, but does not expect the adoption of this new guidance to have a material impact on its consolidated financial statements.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10) - Recognition and Measurement of Financial Assets and Financial Liabilities. The standard: (i) requires that certain equity investments be measured at fair value, and modifies the assessment of impairment for certain other equity investments, (ii) changes certain disclosure requirements related to the fair value of financial instruments measured at amortized cost, (iii) changes certain disclosure requirements related to liabilities measured at fair value, (iv) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset, and (v) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. ASU No. 2016-01 is effective for KREF in the first quarter of 2018. Early adoption is permitted subject to certain application guidance. An entity should apply ASU No. 2016-01 by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. KREF does not expect the adoption of this new guidance to have a material impact on its consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses. The standard amends the existing credit loss model to reflect a reporting entity's current estimate of all expected credit losses and requires a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at a net amount expected to be collected through deduction of an allowance for credit losses from the amortized cost basis of the financial asset(s). ASU No. 2016-13 is effective

KKR Real Estate Finance Trust Inc.
Notes to Consolidated Financial Statements
(dollars in tables in thousands, except per share amounts)

for KREF in the first quarter of 2020. Early adoption is permitted beginning in the first quarter of 2019. KREF is currently evaluating the new guidance to determine the impact it may have on its consolidated financial statements.

The FASB has recently issued or discussed a number of proposed standards on such topics as consolidation, financial statement presentation, financial instruments, share-based payments and hedging. Some of the proposed changes are significant and could have a material impact on KREF’s reporting. KREF has not yet fully evaluated the potential impact of these proposals, but will make such an evaluation as the standards are finalized.

KKR Real Estate Finance Trust Inc.
Notes to Consolidated Financial Statements
(dollars in tables in thousands, except per share amounts)

Note 3. Commercial Mortgage Loans
KREF recognizes its investments in commercial mortgage loans based on management's intent, and KREF's ability, to hold those investments through their contractual maturity. Management classifies those loans that management does not intend to sell in the foreseeable future, and KREF is able to hold until maturity, as held-for-investment. Management classifies remaining loans as held-for-sale. See Note 2 for additional information regarding KREF's accounting for its investments in commercial mortgage loans. The following table summarizes KREF's investments in commercial mortgage loans as of December 31, 2017 and December 31, 2016:

				Weighted Average
Loan Type	Outstanding Face Amount	Carrying Value	Loan Count	Floating Rate Loan %(A)	Coupon(A)	Life (Years)(B)
December 31, 2017
Loans held-for-investment
Senior loans(C)	$1,794,963	$1,782,054	18	100.0%	5.8%	3.7
Mezzanine loans(D)	106,730	106,456	10	75.4	11.3	3.7
	$1,901,693	$1,888,510	28	98.6%	6.1%	3.7
December 31, 2016
Loans held-for-investment
Senior loans	$625,638	$618,779	7	100.0%	4.4%	4.1
Mezzanine loans	55,932	55,817	3	100.0	9.5	2.9
	681,570	674,596	10	100.0	4.8	4.0
Loans held-for-sale
Mezzanine loans	26,230	26,230	6	—	10.6	6.5
	26,230	26,230	6	—	10.6	6.5
	$707,800	$700,826	16	96.3%	5.0%	4.1

(A)	Average weighted by outstanding face amount of loan. Weighted average coupon assumes applicable one-month LIBOR rates of 1.56% and 0.78% as of December 31, 2017 and 2016, respectively.

(B)	The weighted average life of each loan is based on the expected timing of the receipt of contractual cash flows.

(C)	Includes loan participations sold with a face amount of $82.0 million and a carrying value of $81.5 million as of December 31, 2017.

(D)
A joint venture consolidated as a VIE in which a third party owns a 5.0% redeemable noncontrolling interest (Note 7) holds seven commercial mezzanine loans, held-for-investment, with a $61.2 million outstanding face amount and carrying value as of December 31, 2017.

KKR Real Estate Finance Trust Inc.
Notes to Consolidated Financial Statements
(dollars in tables in thousands, except per share amounts)

Concentration of Credit Risk — The following tables present the geographies and property types of collateral underlying KREF's commercial mortgage loans as a percentage of the loans' carrying values, net of noncontrolling interests:

Loans Held-for-Investment

	December 31, 2017	December 31, 2016		December 31, 2017	December 31, 2016
Geography			Collateral Property Type
New York	29.3%	25.9%	Office	41.7%	39.2%
California	14.9	20.3	Multifamily	24.7	8.8
Georgia	11.0	9.8	Retail	13.8	37.2
New Jersey	7.1	—	Condo (Residential)	10.8	—
Minnesota	7.0	—	Industrial	6.8	9.8
Oregon	6.3	17.6	Hospitality	2.2	5.0
Hawaii	5.3	—	Total	100.0%	100.0%
Colorado	5.1	—
Washington D.C.	4.2	10.6
Texas	3.4	—
Tennessee	2.8	7.9
Florida	2.2	5.1
Illinois	0.9	2.4
South Carolina	—	0.2
Alabama	—	0.2
Other U.S.	0.5	—
Total	100.0%	100.0%

Loans Held-for-Sale

	December 31, 2017	December 31, 2016		December 31, 2017	December 31, 2016
Geography			Collateral Property Type
Florida	—%	30.5%	Multifamily	—%	32.2%
California	—	21.2	Hospitality	—	30.5
Michigan	—	16.3	Retail	—	21.0
Texas	—	11.1	Office	—	16.3
Iowa	—	8.9	Total	—%	100.0%
Illinois	—	5.9
Oklahoma	—	3.9
Missouri	—	2.2
Total	—%	100.0%

Activities — Activities related to the carrying value of KREF’s commercial mortgage loans were as follows:

	Held-for-Investment	Held-for-Sale	Total
Balance at December 31, 2015	$290,128	$—	$290,128
Purchases and originations, net(A)	448,344	—	448,344
Transfer to held-for-sale(B)	(57,490)	57,490	—
Proceeds from principal repayments	(7,398)	(5)	(7,403)
Proceeds from principal repaid upon loan sale	—	(31,264)	(31,264)
Accretion of loan discount and other amortization, net(C)	1,012	9	1,021
Balance at December 31, 2016	$674,596	$26,230	$700,826
Purchases and originations, net(A)	1,201,778	91,475	1,293,253
Transfer to held-for-investment(B)	107,814	(107,814)	—
Proceeds from principal repayments(D)	(38,166)	—	(38,166)
Proceeds from principal repaid upon loan sale	(60,991)	(10,000)	(70,991)
Accretion of loan discount and other amortization, net(C)	3,479	109	3,588
Balance at December 31, 2017	$1,888,510	$—	$1,888,510

(A)    Net of applicable premiums, discounts and deferred loan origination costs.

(B)
Non-cash transfer of commercial mortgage loans, as management no longer intends to sell, and has the ability to hold-to-maturity, the loans originally placed for sale as well as loan participations sold that did not qualify for sale treatment in accordance with GAAP.

(C)	Includes amortization and accretion of applicable premiums, discounts and deferred loan origination costs.

(D)	Includes $4.6 million of loan principal payments receivable from KREF's third-party servicer.

KKR Real Estate Finance Trust Inc.
Notes to Consolidated Financial Statements
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

During 2016, KREF invested an additional $12.0 million in the preferred interest for a total of $35.0 million.
In August 2017, the joint venture in which KREF invested received a redemption payment of $37.3 million, representing repayment of the investment in full, and all redemption obligations were satisfied. KREF also received a guaranteed minimum return payment of $1.1 million reflected as interest income in KREF's Consolidated Statement of Income for the year ended December 31, 2017.

KKR Real Estate Finance Trust Inc.
Notes to Consolidated Financial Statements
(dollars in tables in thousands, except per share amounts)

Note 5. Debt

The following table summarizes KREF's secured financing agreements and other consolidated debt obligations in place as of December 31, 2017 and December 31, 2016:

	December 31, 2017											December 31, 2016
	Facility							Collateral				Facility
						Weighted Average(B)
	Month Issued	Outstanding Face Amount	Carrying Value(A)	Maximum Facility Size	Final Stated Maturity	Funding Cost	Life (Years)	Outstanding Face Amount	Amortized Cost Basis	Carrying Value	Weighted Average Life (Years)(C)	Carrying Value(A)
Secured Financing Agreements
Master Repurchase Agreements(D)
Wells Fargo(E)	Oct 2015	$485,250	$482,146	$750,000	Apr 2022	3.8%	1.6	$686,335	$681,955	$681,955	3.8	$262,883
Morgan Stanley(F)	Dec 2016	423,347	421,904	600,000	Dec 2021	4.0	2.0	676,325	671,422	671,422	3.6	177,764
JPMorgan(G)	Oct 2015	—	—	—	n.a	n.a.	n.a.	n.a.	n.a.	n.a.	n.a.	(1,503)
Goldman Sachs(H)	Sep 2016	60,750	60,750	400,000	Oct 2020	3.6	1.6	81,000	80,442	80,442	4.6	—
Revolving Credit Agreement
Barclays(I)	May 2017	—	—	75,000	May 2020	1.5	0.0	n.a.	n.a.	n.a.	n.a.	n.a.
		969,347	964,800	1,825,000		3.9%	1.7					439,144
VIE Liabilities
CMBS(J)	Various	4,996,817	5,256,926	n.a.	Mar 2048 to Feb 2049	4.3%	7.2	5,305,976	n.a.	5,372,811	7.2	5,313,574
		4,996,817	5,256,926	n.a.		4.3	7.2					5,313,574
Total / Weighted Average		$5,966,164	$6,221,726	$1,825,000		4.2%	6.2					$5,752,718

(A)	Net of $4.5 million and $6.4 million unamortized debt issuance costs as of December 31, 2017 and December 31, 2016, respectively.

(B)	Average weighted by the outstanding face amount of borrowings.

(C)	Average based on the fully extended loan maturity, weighted by the outstanding face amount of the collateral.

(D)
Borrowings under these repurchase agreements are collateralized by senior loans, held-for-investment, and bear interest equal to the sum of (i) a floating rate index, equal to one-month LIBOR, subject to certain floors of not less than zero, or an index approximating LIBOR, and (ii) a margin, based on the collateral. As of December 31, 2017 and December 31, 2016, the percentage of the outstanding face amount of the collateral sold and not borrowed under these repurchase agreements, or average "haircut" weighted by outstanding face amount of collateral, was 32.9% and 28.8%, respectively (or 27.3% and 25.9%, respectively, if KREF had borrowed the maximum amount approved by its repurchase agreement counterparties as of such dates).

(E)
In April 2017, KREF and Wells Fargo Bank, National Association ("Wells Fargo") amended and restated the master repurchase agreement to extend the facility maturity date and to increase the maximum facility size from $500.0 million to $750.0 million. In September 2017, KREF and Wells Fargo amended the amended and restated repurchase agreement to make certain operational changes.The current stated maturity of the facility is April 2020, which does not reflect two, twelve-month facility term extensions available to KREF, which is contingent upon certain covenants and thresholds. As of December 31, 2017, the collateral-based margin was between 1.80% and 2.15%.

(F)
In November 2017, KREF and Morgan Stanley Bank, N.A. ("Morgan Stanley") amended and restated the master repurchase agreement to extend the facility maturity date and to increase the maximum facility size from $500.0 million to $600.0 million and, subject to customary conditions, permits KREF to request the facility be further increased to $750.0 million. The current stated maturity of the facility is December 2020, which does not reflect one, twelve-month facility term extension available to KREF, which is contingent upon certain covenants and thresholds and, even if such covenants and thresholds are satisfied, is at the sole discretion of Morgan Stanley. As of December 31, 2017, the collateral-based margin was between 2.00% and 2.45%.

(G)
In November 2017, KREF terminated the master repurchase facility with JPMorgan Chase Bank, National Association ("JP Morgan"). The negative carrying value at December 31, 2016 reflects unamortized debt issuance costs presented in KREF's Consolidated Balance Sheets as a direct deduction from the carrying amount of the recognized debt liability in accordance with ASU 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.

(H)
In November 2017, KREF and Goldman Sachs Bank USA ("Goldman Sachs") amended and restated the master repurchase agreement to extend the facility maturity date and to increase the maximum facility size from $250.0 million to $400.0 million. The amended and restated facility includes a $250.0 million term facility with a maturity date of October 2020 and a $150.0 million swingline facility with a revolving period of one year, and a three-year term on a per-asset basis as those assets are pledged to the facility. As of December 31, 2017, the carrying value excluded $0.8 million unamortized debt issuance costs presented as " — Other assets" in KREF's Consolidated Balance Sheets. As of December 31, 2017, the collateral-based margin was 2.00%.

(I)
In May 2017, KREF entered into a $75.0 million corporate secured revolving credit facility administered by Barclays Bank PLC ("Barclays "). The current stated maturity of the facility is May 2019, which does not reflect one, twelve-month facility term extension available to KREF at the discretion of Barclays. Borrowings under the facility bear interest at a per annum rate equal to the sum of (i) a floating rate index and (ii) a fixed margin. Amounts borrowed under this facility are 100% recourse to KREF. As of December 31, 2017, the carrying value excluded $1.2 million unamortized debt issuance costs presented as " — Other assets" in KREF's Consolidated Balance Sheets.

(J)
Facility amounts represent CMBS issued by five trusts that KREF consolidates, but that are not beneficially owned by KREF's stockholders. The facility and collateral carrying amounts included $18.7 million accrued interest payable and $19.7 million accrued interest receivable as of December 31, 2017. As of December 31, 2016, the facility and collateral carrying amounts included $18.8 million accrued interest payable and $19.9 million accrued interest receivable. The final stated maturity date represents the rated final distribution date of CMBS issued by trusts that KREF consolidates, but that are not beneficially owned by KREF's stockholders. Refer to Note 7 for additional discussion of KREF's VIE assets and liabilities.

The preceding table excludes loan participations sold (Note 6).

KKR Real Estate Finance Trust Inc.
Notes to Consolidated Financial Statements
(dollars in tables in thousands, except per share amounts)

As of December 31, 2017 and December 31, 2016, KREF had outstanding repurchase agreements where the amount at risk with any individual counterparty, or group of related counterparties, exceeded 10.0% of KREF’s stockholders' equity. The amount at risk under repurchase agreements is the net counterparty exposure, defined as the excess of the carrying amount (or market value, if higher than the carrying amount) of the assets sold under agreement to repurchase, including accrued interest plus any cash or other assets on deposit to secure the repurchase obligation, over the amount of the repurchase liability, adjusted for accrued interest. The following table summarizes certain characteristics of KREF's repurchase agreements where the amount at risk with any individual counterparty, or group of related counterparties, exceeded 10.0% of KREF’s stockholders' equity as of December 31, 2017 and December 31, 2016:

	Outstanding Face Amount	Net Counterparty Exposure	Percent of Stockholders' Equity	Weighted Average Life (Years)(A)
December 31, 2017
Wells Fargo	$485,250	$203,303	19.2%	1.6
Morgan Stanley	423,347	251,463	23.7	2.0
Total / Weighted Average	$908,597	$454,766	42.9%	1.8
December 31, 2016
Wells Fargo	$265,650	$107,664	21.6%	2.0
Morgan Stanley	179,932	65,533	13.2	3.0
Total / Weighted Average	$445,582	$173,197	34.8%	2.4

(A)	Average weighted by the outstanding face amount of borrowings under the secured financing agreement.

Debt obligations included in the tables above are obligations of KREF’s consolidated subsidiaries, which own the related collateral, and such collateral is generally not available to other creditors of KREF. In particular, holders of CMBS, including KREF, are unable to directly own the mortgages, properties or other collateral held by the issuing trust that KREF presents as "Assets — Commercial mortgage loans held in variable interest entities, at fair value" in its Consolidated Balance Sheets.

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

KKR Real Estate Finance Trust Inc.
Notes to Consolidated Financial Statements
(dollars in tables in thousands, except per share amounts)

Activities — Activities related to the carrying value of KREF’s secured financing agreements and other consolidated debt obligations were as follows:

	Secured Financing Agreements, Net	Variable Interest Entity Liabilities, at Fair Value	Total
Balance at December 31, 2015	$122,133	$4,296,837	$4,418,970
Principal assumed in consolidation(A)	—	940,806	940,806
Principal borrowings	520,408	—	520,408
Principal repayments	(198,726)	(31,206)	(229,932)
Deferred debt issuance costs	(6,715)	—	(6,715)
Amortization of deferred debt issuance costs	2,044	—	2,044
Fair value adjustment	—	103,614	103,614
Other(B)	—	3,523	3,523
Balance at December 31, 2016	439,144	5,313,574	5,752,718
Principal borrowings	984,197	—	984,197
Principal repayments	(460,432)	(45,562)	(505,994)
Deferred debt issuance costs	(1,468)	—	(1,468)
Amortization of deferred debt issuance costs	2,548	—	2,548
Fair value adjustment	—	(10,942)	(10,942)
Other(B)	811	(144)	667
Balance at December 31, 2017	$964,800	$5,256,926	$6,221,726

(A)	Represents the aggregate unpaid principal balance of CMBS, issued by COMM-2016 CCRE28, that KREF consolidates, but did not acquire at the time of securitization.
(B)    Amounts principally consist of changes in accrued interest payable and cost adjustments.

Maturities — KREF’s secured financing agreements and other consolidated debt obligations in place as of December 31, 2017 had current contractual maturities as follows:

Year	Nonrecourse(A)	Recourse(B)	Total
2018	$49,610	$162,900	$212,510
2019	61,593	511,847	573,440
2020	455,101	294,600	749,701
2021	75,545	—	75,545
Thereafter	4,354,968	—	4,354,968
	$4,996,817	$969,347	$5,966,164

(A)	Amounts related to consolidated CMBS VIE liabilities that represent securities not beneficially owned by KREF's stockholders.

(B)	Amounts borrowed subject to a maximum 25.0% recourse limit.

Covenants — KREF is required to comply with customary loan covenants and event of default provisions related to its secured financing agreements, including, but not limited to, negative covenants relating to restrictions on operations with respect to KREF’s status as a REIT, and financial covenants. Such financial covenants include an interest income to interest expense ratio covenant (1.5 to 1.0); a minimum consolidated tangible net worth covenant (75.0% of the aggregate cash proceeds of any equity issuances made and any capital contributions received by KREF and certain subsidiaries); a cash liquidity covenant (the greater of $10.0 million or 5.0% of KREF's recourse indebtedness, dependent upon the facility); a total indebtedness covenant (75.0% of KREF's total assets, net of VIE liabilities); a maximum debt-to-equity ratio (3.5 to 1.0); and a minimum fixed charge coverage ratio (1.5 to 1.0). As of December 31, 2017 and December 31, 2016, KREF was in compliance with its financial loan covenants.

KKR Real Estate Finance Trust Inc.
Notes to Consolidated Financial Statements
(dollars in tables in thousands, except per share amounts)

Note 6. Loan Participations Sold

KREF finances certain investments through the syndication of a non-recourse, or limited-recourse, loan participation to unaffiliated third parties. The following table summarizes the loan participation sold liabilities that KREF recognized since the corresponding syndications of the participations in the senior loans were not treated as sales:

	December 31, 2017
Loan Participations Sold	Count	Principal Balance	Carrying Value	Yield/Cost(A)	Guarantee(B)	Term
Total loan	1	$95,250	$94,755	L + 3.0%	n.a.	September 2022
Senior participation(C)	1	82,000	81,472	L + 1.8%	n.a.	September 2022

(A)	Floating rate loans and related liabilities are indexed to one-month LIBOR. KREF's net interest rate exposure is in direct proportion to its interest in the net assets of the senior loan.

(B)	As of December 31, 2017, the loan participation sold was subject to partial recourse of $10.0 million, which amount may be reduced to zero upon achievement of certain property performance metrics.

(C)
During the year ended December 31, 2017, KREF recorded $0.0 million of interest income and $0.0 million of interest expense related to the loan participation KREF sold, but continue to consolidate under GAAP.

KKR Real Estate Finance Trust Inc.
Notes to Consolidated Financial Statements
(dollars in tables in thousands, except per share amounts)

Note 7. Variable Interest Entities

CMBS — For the year ended December 31, 2016, KREF purchased $86.0 million face amount of CMBS for $30.3 million and $86.0 million stated amount of interest-only CMBS for $6.1 million, net of discounts, that represented beneficial interests in a CMBS trust beneficially owned by KREF's stockholders. KREF's stockholders beneficially owned CMBS with an unpaid principal balance and fair value of $309.2 million and $111.5 million, respectively, as of December 31, 2016.

KREF's stockholders beneficially owned CMBS with an unpaid principal balance and fair value of $309.2 million and $114.9 million, respectively, as of December 31, 2017.

KREF was required to consolidate each of the five trusts from the date of acquisition through December 31, 2017 since KREF retained the controlling class and management determined KREF was the primary beneficiary of those trusts. Further, management irrevocably elected the fair value option for each of the five trusts and carries the fair values of the trusts' assets and liabilities at fair value in its Consolidated Balance Sheets; recognizes changes in the trusts' net assets, including fair value adjustments, in its Consolidated Statements of Income; and records cash interest received from the trusts, net of cash interest paid to CMBS not beneficially owned by KREF, as operating cash flows. As of December 31, 2017, KREF recognized trust assets and liabilities of $5.4 billion, including $19.7 million of accrued interest receivable, and $5.3 billion, including $18.7 million of accrued interest payable but excluding amounts eliminated in consolidation, respectively, at their fair values. As of December 31, 2016, KREF recognized trust assets and liabilities of $5.4 billion, including$19.9 million of accrued interest receivable, and $5.3 billion, including $18.8 million of accrued interest payable but excluding amounts eliminated in consolidation, respectively, at their fair values.

The following table presents "Other Income — Change in net assets related to consolidated variable interest entities":

	Year Ended December 31,
	2017	2016	2015
Interest earned, net of amounts KREF does not expect to collect	12,470	12,098	5,215
Unrealized gain (loss)	3,375	3,363	3,653
Change in net assets related to consolidated variable interest entities	$15,845	$15,461	$8,868

See Note 11 for additional information regarding the valuation of financial assets and liabilities held by KREF's consolidated VIEs.

Concentration of Credit Risk — The following tables present the geographies and property types of collateral underlying the CMBS trusts consolidated by KREF, as a percentage of the collateral unpaid principal balance and weighted by the fair value of the CMBS beneficially owned by KREF's stockholders:

	December 31, 2017	December 31, 2016		December 31, 2017	December 31, 2016
Geography			Collateral Property Type
California	23.2%	23.0%	Office	26.4%	26.3%
Texas	12.7	12.7	Retail	25.2	25.2
New York	9.1	9.2	Hospitality	15.0	15.1
Illinois	7.1	7.1	Multifamily	10.6	10.6
Florida	5.5	5.5	Industrial	9.6	9.6
Missouri	4.6	4.6	Mixed Use	6.9	7.0
Pennsylvania	4.5	4.5	Self Storage	3.0	3.1
Georgia	2.9	3.0	Mobile Home	2.7	2.7
Michigan	2.7	2.7	Other	0.6	0.4
Ohio	2.4	2.5	Total	100.0%	100.0%
Other U.S.	25.3	25.2
Total	100.0%	100.0%

KKR Real Estate Finance Trust Inc.
Notes to Consolidated Financial Statements
(dollars in tables in thousands, except per share amounts)

Commercial Mezzanine Loan Joint Venture — KREF holds a 95.0% interest, and is the primary beneficiary of, a joint venture consolidated as a VIE that invests in commercial mezzanine loans (Note 3). As of December 31, 2017, the joint venture held seven loans with an amortized cost basis of $61.2 million, presented within "Assets — Commercial mortgage loans, held-for-investment, net" in the accompanying Consolidated Balance Sheets. As of December 31, 2017, the joint venture did not have any liabilities.

Equity method investments, at fair value — KREF holds two investments in entities that it records using the equity method.

As of December 31, 2017, KREF holds a 3.5% interest in RECOP, an unconsolidated VIE of which KREF is not the primary beneficiary. The aggregator vehicle in which KREF invests is controlled and advised by affiliates of the Manager. RECOP intends to primarily acquire junior tranches of CMBS newly issued by third parties but may also make purchases on the secondary market. KREF will not pay any fees to RECOP, but KREF bears its pro rata share of RECOP's expenses. KREF reported its share of the net asset value of RECOP in its Consolidated Balance Sheets, presented as “Equity method investments, at fair value” and its share of net income, presented as “Income from equity method investments” in the Consolidated Statement of Income.

As of December 31, 2017, the non-voting limited liability company interests issued by the Manager, a VIE, and held by a TRS of KREF for the benefit of the holder of the SNVPS represented 4.7% of the Manager’s outstanding limited liability company interests (Note 8). KREF reported its allocable percentage of the assets and liabilities of the Manager in its Consolidated Balance Sheets, presented as “Equity method investments, at fair value” and its share of net income, presented as “Income from equity method investments” in the Consolidated Statement of Income.

KKR Real Estate Finance Trust Inc.
Notes to Consolidated Financial Statements
(dollars in tables in thousands, except per share amounts)

Note 8. Equity

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

Common Stock — KREF issued the following shares of common stock at $20.00 per share, less applicable transaction costs, except as otherwise indicated:

Pricing Date	Shares Issued	Net Proceeds
As of December 31, 2015	13,636,416	$272,728
February 2016	2,000,000	40,000
May 2016	3,000,138	57,130
June 2016(A)	21,838	—
August 2016	5,500,000	109,875
As of December 31, 2016	24,158,392	479,733
February 2017	7,386,208	147,662
April 2017	10,379,738	207,595
May 2017(B)	11,787,500	219,356
As of December 31, 2017	53,711,838	$1,054,346

(A)
KREF did not receive any proceeds with respect to 21,838 shares of common stock issued to certain current and former employees of, and non-employee consultants to, KKR and third-party investors in the private placement completed in March 2016, in accordance with KREF's Stockholders Agreement dated as of March 29, 2016.

(B)
In May 2017, KREF completed its initial public offering of 11,787,500 shares of its common stock at a price to the public of $20.50 per share, which included 1,537,500 shares of common stock issued in connection with the underwriters' exercise in full of their option to purchase additional shares.

In March 2016, KREF obtained $277.4 million of capital commitments in connection with the completion of a private placement priced at $20.00 per share. Of these capital commitments, $190.1 million consisted of approximately $178.4 million from third parties and approximately $11.8 million from certain current and former employees of, and non-employee consultants to, KKR. KKR committed a total of $400.0 million and third parties committed a total of $248.0 million subsequent to the private placement completion. In connection with the completion of the private placement, KREF formed an advisory board consisting of certain third-party investors. The advisory board possessed certain protective approval rights over KREF's activities outside its ordinary course of business, including certain business combinations and equity issuances. The advisory board dissolved upon KREF's public listing on May 5, 2017.

In connection with the capital commitments described above, third-party investors and certain current and former employees of, and non-employee consultants to, KKR were allocated non-voting limited liability company interests of the Manager. For each $100.0 million shares of KREF’s common stock acquired by investors through the private placement, the investors were allocated non-voting limited liability company interests, representing 6.67% of the Manager’s then-outstanding total limited liability company interests. Each investor was allocated its pro rata share of the non-voting limited liability company interests of the Manager based on the investor’s shares of KREF’s common stock.

As of December 31, 2017, KKR beneficially owned 23,758,616 shares of KREF's common stock, of which 3,758,616 shares were held by KKR on behalf of a third-party investor (Note 1).

Of the 53,711,838 common shares KREF issued, there are 53,685,440 common shares outstanding after 26,398 common shares were repurchased as of December 31, 2017.

The value of KREF's common stock prior to its listing on the New York Stock Exchange was based upon its equity value using a combination of net asset value (market) and discounted cash flow (income) approaches.

KKR Real Estate Finance Trust Inc.
Notes to Consolidated Financial Statements
(dollars in tables in thousands, except per share amounts)

The following table sets forth the dividends declared during each calendar quarter for 2017 and 2016:

				Amount
	Declaration Date	Record Date	Payment Date	Per Share	Total
2016
	February 3, 2016	February 3, 2016	February 5, 2016	$0.36	$5,629
	May 12, 2016	May 12, 2016	May 12, 2016	0.34	5,312
	August 11, 2016	August 11, 2016	August 11, 2016	0.29	5,411
	November 23, 2016	November 23, 2016	November 23, 2016	0.23	5,556
					$21,908
2017
	February 3, 2017	February 3, 2017	February 3, 2017	$0.35	$8,455
	April 18, 2017	April 18, 2017	April 18, 2017	0.28	8,832
	June 14, 2017	June 30, 2017	July 14, 2017	0.25	13,428
	September 14, 2017	September 30, 2017	October 12, 2017	0.37	19,873
	December 14, 2017	December 29, 2017	January 12, 2018	0.37	19,864
					$70,452

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

Special Voting Preferred Stock — In March 2016, KREF issued a share of special voting preferred stock to KKR Fund Holdings L.P. ("KKR Fund Holdings") for $20.00 per share, which KKR Fund Holdings transferred to its subsidiary, KKR REFT Asset Holdings LLC. The holder of the special voting preferred stock has special voting rights related to the election of members to KREF's board of directors until KKR and its affiliates cease to own at least 25.0% of KREF's issued and outstanding common stock.

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

KKR Real Estate Finance Trust Inc.
Notes to Consolidated Financial Statements
(dollars in tables in thousands, except per share amounts)

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

Share Repurchase Program — KREF adopted a program to repurchase in the open market up to $100.0 million in shares of KREF's common stock over the 12 month period commencing in June 2017. During the year ended December 31, 2017, KREF repurchased 26,398 shares of common stock at an average price per share of $19.80 for a total of $0.5 million.

Earnings per Share — KREF presents basic and diluted earnings per share ("EPS"). Basic EPS, or Net Income (Loss) Per Share of Common Stock, Basic, is calculated by dividing Net Income (Loss) Attributable to Common Stockholders by the Weighted Average Number of Shares of Common Stock Outstanding, Basic for the period.

Diluted EPS, or Net Income (Loss) Per Share of Common Stock, Diluted, is calculated by starting with Basic EPS and adding the weighted average dilutive shares issuable from restricted stock units, computed using the treasury stock method, to the weighted average common stock outstanding in the denominator. KREF included 1,002 weighted average dilutive shares for the year ended December 31, 2017. KREF did not have any dilutive shares for the year ended December 31, 2016.

Equity-Based Payments to Directors and Non-employees — As of December 31, 2017, KREF had restricted stock unit (“RSU”) awards outstanding under the KKR Real Estate Finance Trust Inc. 2016 Omnibus Incentive Plan that was adopted on February 12, 2016 and amended and restated on November 17, 2016 (the "Incentive Plan") to certain members of KREF’s board of directors and employees of the Manager or one or more of its affiliates who are not KREF’s employees. RSUs awarded to employees of the Manager or one or more of its affiliates vest over three consecutive one-year periods while awards to certain members of KREF’s board of directors vest over a one-year period. RSU awards are not entitled to dividends until KREF issues shares of its common stock, which are issuable on a one-to-one basis upon the RSU award vesting. KREF expects RSUs outstanding to vest during the following years:

Year	Restricted Stock Units
2018	54,878
2019	50,000
2020	50,000
Total	154,878

During the year ended December 31, 2017, KREF granted a total of 154,878 RSUs at a weighted-average grant date fair value per RSU of $18.61, all of which were outstanding as of December 31, 2017. The grant-date fair value is based upon the last sale price of KREF’s common stock at the date of grant, reduced by the present value of dividends expected prior to RSU vesting. These RSUs begin to vest on April 1, 2018 and each year thereafter.
Grants to Certain Members of KREF’s Board of Directors — KREF amortizes the grant-date fair value of RSUs awarded to certain members of its board of directors as a component of “General and administrative” expense on a straight-line basis over the awards’ term.
Grants to Employees of the Manager or One or More of its Affiliates — KREF recognizes the compensation cost of RSUs awarded to employees of the Manager, or one or more of its affiliates, on a straight-line basis over the awards’ term at the then-current fair value at each reporting date, as a component of “General and administrative” expense.
Refer to Note 10 for additional information regarding the Incentive Plan.

KKR Real Estate Finance Trust Inc.
Notes to Consolidated Financial Statements
(dollars in tables in thousands, except per share amounts)

Note 9. Commitments and Contingencies

As of December 31, 2017, KREF was subject to the following commitments and contingencies:

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

As of December 31, 2017, KREF was not involved in any material legal proceedings regarding claims or legal actions against KREF.

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

Capital Commitments — As of December 31, 2017, KREF had future funding requirements of $316.2 million related to its investments in commercial mortgage loans. These future funding commitments primarily relate to construction projects, capital improvements, tenant improvements and leasing commissions. Generally, funding commitments are subject to certain conditions that must be met, such as customary construction draw certifications, minimum credit metrics or executions of new leases before advances are made to the borrower.

In January 2017, KREF committed $40.0 million to invest in an aggregator vehicle alongside RECOP. As of December 31, 2017, KREF had a remaining commitment of $26.0 million to RECOP.

Debt Covenants — KREF’s secured financing agreements contain various customary debt covenants. As of December 31, 2017, KREF was in compliance with its financial loan covenants (Note 5).

KKR Real Estate Finance Trust Inc.
Notes to Consolidated Financial Statements
(dollars in tables in thousands, except per share amounts)

Note 10. Related Party Transactions

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

Incentive Plan — KREF's compensation committee or board of directors may administer the Incentive Plan, which provides for awards of stock options; stock appreciation rights; restricted stock; RSUs; limited partnership interests of KKR Real Estate Finance Holdings L.P. (the "Operating Partnership"), a wholly owned subsidiary of KREF, that are directly or indirectly convertible into or exchangeable or redeemable for shares of KREF's common stock pursuant to the limited partnership agreement of the Operating Partnership (“OP Interests”); awards payable by (i) delivery of KREF's common stock or other equity interests, or (ii) reference to the value of KREF's common stock or other equity interests, including OP Interests; cash-based awards; or performance compensation awards.

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

KKR Real Estate Finance Trust Inc.
Notes to Consolidated Financial Statements
(dollars in tables in thousands, except per share amounts)

No awards may be granted under the Incentive Plan on and after February 12, 2026. The Incentive Plan will continue to apply to awards granted prior to such date. During the year ended December 31, 2017, KREF granted 154,878 RSUs. As of December 31, 2017, 3,873,509 shares of common stock remained available for awards under the Incentive Plan.

Due to Affiliates — The following table contains the amounts presented in KREF's Consolidated Balance Sheets that it owes to affiliates:

	December 31,	December 31,
	2017	2016
Management fees	$3,748	$1,616
Expense reimbursements and other	694	112
	$4,442	$1,728

Affiliates Expenses — The following table contains the amounts included in KREF's Consolidated Statements of Income that arise from transactions with affiliates:

	Year Ended December 31,
	2017	2016	2015
Management fees	$13,492	$5,934	$2,620
Incentive compensation	—	365	131
Expense reimbursements and other(A)	1,561	486	63
	$15,053	$6,785	$2,814

(A)
KREF presents these amounts in "Operating Expenses — General and administrative" in its Consolidated Statements of Income. Affiliate expense reimbursements presented in the table above exclude the out-of-pocket costs paid by the Manager to parties unaffiliated with the Manager on behalf of KREF, and for which KREF reimburses the Manager in cash. For the years ended December 31, 2017, 2016 and 2015, these cash reimbursements were $1.6 million, $3.0 million and $2.2 million, respectively.

KKR Real Estate Finance Trust Inc.
Notes to Consolidated Financial Statements
(dollars in tables in thousands, except per share amounts)

Note 11. Fair Value of Financial Instruments

The carrying values and fair values of KREF’s financial assets and liabilities recorded at fair value on a recurring basis, as well as other financial instruments not carried at fair value, as of December 31, 2017 were as follows:

			Fair Value
	Principal Balance(A)	Carrying Value(B)	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$103,120	$103,120	$103,120	$—	$—	$103,120
Restricted cash and cash equivalents	400	400	400	—	—	400
Commercial mortgage loans, held-for-investment, net(C)	1,901,693	1,888,510	—	—	1,894,870	1,894,870
Equity method investments, at fair value	14,390	14,390	—	—	14,390	14,390
Commercial mortgage loans held in variable interest entities, at fair value	5,305,976	5,372,811	—	—	5,372,811	5,372,811
	$7,325,579	$7,379,231	$103,520	$—	$7,282,071	$7,385,591
Liabilities
Secured financing agreements, net	$969,347	$964,800	$—	$—	$969,347	$969,347
Loan participations sold, net	82,000	81,472	—	—	81,836	81,836
Variable interest entity liabilities, at fair value	4,996,817	5,256,926	—	—	5,256,926	5,256,926
	$6,048,164	$6,303,198	$—	$—	$6,308,109	$6,308,109

(A)	The principal balance of commercial mortgage loans excludes premiums and unamortized discounts.

(B)
The carrying value of commercial mortgage loans is presented net of $13.2 million unamortized origination discounts and deferred nonrefundable fees. The carrying value of secured financing agreements is presented net of $4.5 million unamortized debt issuance costs.

(C)
Includes senior loans for which KREF sold a loan participation that was not treated as a sale under GAAP, with a carrying value of $81.5 million and a fair value of $81.8 million as of December 31, 2017.

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

KKR Real Estate Finance Trust Inc.
Notes to Consolidated Financial Statements
(dollars in tables in thousands, except per share amounts)

KREF reported the following financial assets and liabilities at fair value on a recurring basis using Level 3 inputs as of December 31, 2017.

	Assets	Liabilities
	Commercial Mortgage Loans Held in Variable Interest Entities, at Fair Value	Variable Interest Entity Liabilities, at Fair Value	Net
Balance at December 31, 2016	$5,426,084	$5,313,574	$112,510
Gains (losses) included in net income
Included in change in net assets related to consolidated variable interest entities	(7,567)	(10,942)	3,375
Purchases and repayments
Purchases	—	—	—
Repayments	(45,562)	(45,562)	—
Other(A)	(144)	(144)	—
Balance at December 31, 2017	$5,372,811	$5,256,926	$115,885

(A)    Amounts principally consist of changes in accrued interest.

The following table contains the Level 3 inputs used to value assets and liabilities on a recurring and nonrecurring basis or where KREF discloses fair value as of December 31, 2017:

	Fair Value	Valuation Methodologies	Unobservable Inputs(A)	Weighted Average(B)	Range
Assets(C)
Commercial mortgage loans, held-for-investment, net	$1,894,870	Discounted cash flow	Loan-to-value ratio	67.0%	49.8% - 85.6%
			Discount rate	6.2%	2.2% - 13.9%
Commercial mortgage loans held in variable interest entities, at fair value(D)	5,372,811	Discounted cash flow	Yield	7.5%	2.2% - 32.3%
	$7,267,681
Liabilities
Secured financing agreements, net	$969,347	Market comparable	Credit spread	2.1%	1.8% - 2.5%
Loan participations sold, net	81,836	Discounted cash flow	Loan-to-value ratio	55.4%	55.4% - 55.4%
			Discount rate	3.2%	2.2% - 4.2%
Variable interest entity liabilities, at fair value	5,256,926	Discounted cash flow	Yield	5.6%	2.2% - 29.3%
	$6,308,109

(A)	An increase (decrease) in the valuation input results in a decrease (increase) in value.

(B)	Represents the average of the input value, weighted by the unpaid principal balance of the financial instrument.

(C)	KREF carries a $14.2 million investment in an aggregator vehicle alongside RECOP (Note 7) at its pro rata share of the aggregator's net asset value, which management believes approximates fair value.

(D)
Management measures the fair value of "Commercial mortgage loans held in variable interest entities, at fair value" using the fair value of the CMBS trust liabilities. The Level 3 inputs presented in the table above reflect the inputs used to value the CMBS trust liabilities, including the CMBS beneficially owned by KREF stockholders eliminated in consolidation of the CMBS trusts.

KKR Real Estate Finance Trust Inc.
Notes to Consolidated Financial Statements
(dollars in tables in thousands, except per share amounts)

Valuation Methodologies

Commercial Mortgage-Backed Securities — As of December 31, 2017, management categorized CMBS investments as Level 3 assets and liabilities in the fair value hierarchy and obtained prices from an independent valuation firm, which uses a discounted cash flow model, to value each CMBS. The key input is the expected yield of each CMBS using both observable and unobservable factors, which may include recently offered or completed trades and published yields of similar securities, security-specific characteristics (e.g. securities ratings issued by nationally recognized statistical rating organizations, credit support by other subordinate securities issued by the CMBS and coupon type) and other characteristics. Management performs quarterly reviews of the inputs received from the independent valuation firm based on consideration given to a number of observable market data points including, but not limited to, trading activity in the marketplace of like-kind securities, benchmark security evaluations and bid list results from various sources. If prices received from the independent valuation firm are inconsistent with values determined in connection with management's independent review, management makes inquiries to the independent valuation firm about the prices received and related methods. In the event management determines the price obtained from an independent valuation firm to be unreliable or an inadequate representation of the fair value of the CMBS (based on consideration given to the observable market data points detailed above), management then compiles evidence independently and presents the independent valuation firm with such evidence supporting a different value. As a result, the independent valuation firm may revise their price. However, if management continues to disagree with the price from the independent valuation firm, in light of evidence presented that management compiled independently and believes to be compelling, management considers the quotation unreliable or an inadequate representation of the fair value of the CMBS.

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

Commercial Mortgage Loans and Participation Sold — Management generally considers KREF's commercial mortgage loans Level 3 assets in the fair value hierarchy as such assets are illiquid, structured investments that are specific to the property and its operating performance. These loans are valued using a discounted cash flow model using discount rates derived from observable market data applied to the capital structure of the respective sponsor and estimated property value. On a quarterly basis, management engages an independent valuation firm to express an opinion on the fair value of each loan categorized as a Level 3 asset in the form of a range. Management selects a value within the range provided by the independent valuation firm to assess the reasonableness of the fair value as determined by management. In the event that management's estimate of fair value differs from the opinion of fair value provided by the independent valuation firm, KREF ultimately relies solely upon the valuation prepared by the investment personnel of Manager.

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

KKR Real Estate Finance Trust Inc.
Notes to Consolidated Financial Statements
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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets not measured at fair value on an ongoing basis but subject to fair value adjustments only in certain circumstances, such as when there is evidence of impairment, are measured at fair value on a nonrecurring basis. For commercial mortgage loans held-for-sale, KREF applies the lower of cost or fair value accounting and may be required, from time to time, to record a nonrecurring fair value adjustment. For commercial mortgage loans held-for-investment and preferred interest in joint venture held-to-maturity, KREF applies the amortized cost method of accounting, but may be required, from time to time, to record a nonrecurring fair value adjustment in the form of a valuation provision or impairment. KREF did not report any significant financial assets or liabilities at fair value on a nonrecurring basis as of December 31, 2017 or December 31, 2016.

Assets and Liabilities for Which Fair Value is Only Disclosed

KREF does not carry its secured financing agreements at fair value as management did not elect the fair value option for these liabilities. As of December 31, 2017, the fair value of KREF's floating rate repurchase facilities approximated the outstanding principal balance.

Note 12. Income Taxes

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

KREF consolidates subsidiaries that incur U.S. federal, state and local income taxes, based on the tax jurisdiction in which each subsidiary operates. During each of the years ended December 31, 2017, 2016, and 2015, KREF recorded a current income tax provision of $1.1 million, $0.4 million, and $0.4 million respectively, related to operations of its taxable REIT subsidiaries and various other state and local taxes. There were no deferred tax assets or liabilities as of December 31, 2017 and December 31, 2016.

As of December 31, 2017, tax years 2014 through 2016 remain subject to examination by taxing authorities.

Common stock distributions were taxable as follows:

Year	Ordinary Income	Long-term Capital Gain	Return of Capital
2017	100.0%	—%	—%
2016	100.0	—	—
2015	100.0	—	—

KKR Real Estate Finance Trust Inc.
Notes to Consolidated Financial Statements
(dollars in tables in thousands, except per share amounts)

Note 13. Subsequent Events

These consolidated financial statements include a discussion of certain events that have occurred subsequent to December 31, 2017 (referred to as "subsequent events") through the issuance of these consolidated financial statements. Events subsequent to the date of issuance have not been considered in these consolidated financial statements.

Investing Activities

KREF originated the following senior loan subsequent to December 31, 2017:

Description/ Location	Property Type	Month Originated	Maximum Face Amount	Initial Face Amount Funded	Interest Rate(A)	Maturity Date(B)	LTV
St. Paul, Minnesota	Office	January 2018	$75,500	$70,000	L + 3.6%	February 2023	73%

(A)	Floating rate based on one-month USD LIBOR.

(B)	Maturity date assumes all extension options are exercised, if applicable.

Funding of Previously Closed Loans

Between January 1, 2018 and February 23, 2018, KREF funded approximately $19.1 million for previously closed loans subsequent to December 31, 2017.

Loan Repayments

In February 2018, KREF received approximately $33.3 million from loan repayments, which represents its 95% interest in a $35.0 million mezzanine loan.

Funding of Capital Commitments

In February 2018, KREF funded $4.0 million related to its investment in RECOP.

Financing Activities

In February 2018, KREF borrowed $4.0 million in proceeds under the Morgan Stanley master repurchase facility.

Corporate Activities

Dividends

In January 2018, KREF paid a $19.9 million dividend on its common and special voting preferred stock, or $0.37 per share, with respect to the fourth quarter of 2017, to stockholders of record on December 29, 2017.

Share Buyback

Between January 1, 2018 and February 23, 2018, KREF repurchased 496,809 shares of its common stock for $9.7 million at a weighted average price per share of $19.49.

KKR Real Estate Finance Trust Inc.
Notes to Consolidated Financial Statements
(dollars in tables in thousands, except per share amounts)

Note 14. Summary Quarterly Consolidated Financial Information (Unaudited)
The following tables summarize KREF's quarterly financial data which, in the opinion of management, reflects all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of KREF's results of operations:

	2017
	Quarter Ended				Year Ended December 31
	March 31	June 30	September 30	December 31
Net Interest Income
Interest income	$12,906	$17,446	$24,408	$28,385	$83,145
Interest expense	3,953	3,225	5,414	8,632	21,224
Total net interest income	8,953	14,221	18,994	19,753	61,921
Other Income (Loss)	4,790	4,780	4,317	3,801	17,688
Operating Expenses	2,988	4,451	5,328	5,661	18,428
Income (Loss) Before Income Taxes, Noncontrolling Interests and Preferred Dividends	10,755	14,550	17,983	17,893	61,181
Income tax expense	122	146	120	714	1,102
Net Income (Loss)	10,633	14,404	17,863	17,179	60,079
Redeemable Noncontrolling Interests in Income (Loss) of Consolidated Joint Venture	46	34	54	82	216
Noncontrolling Interests in Income (Loss) of Consolidated Joint Venture	210	214	377	—	801
Net Income (Loss) Attributable to KKR Real Estate Finance Trust Inc. and Subsidiaries	10,377	14,156	17,432	17,097	59,062
Preferred Stock Dividends	13	75	93	63	244
Net Income (Loss) Attributable to Common Stockholders	$10,364	$14,081	$17,339	$17,034	$58,818
Net Income (Loss) Per Share of Common Stock, basic and diluted	$0.39	$0.30	$0.32	$0.32	$1.30
Weighted Average Number of Shares of Common Stock Outstanding
Basic	26,879,428	46,632,975	53,696,967	53,685,440	45,320,358
Diluted	26,879,428	46,633,248	53,697,041	53,688,027	45,321,360

	2016
	Quarter Ended				Year Ended December 31
	March 31	June 30	September 30	December 31
Net Interest Income
Interest income	$6,269	$6,719	$7,896	$11,775	$32,659
Interest expense	1,150	1,199	1,627	3,456	7,432
Total net interest income	5,119	5,520	6,269	8,319	25,227
Other Income (Loss)	(2,023)	5,842	6,284	5,865	15,968
Operating Expenses	1,899	2,133	2,169	2,368	8,569
Income (Loss) Before Income Taxes, Noncontrolling Interests and Preferred Dividends	1,197	9,229	10,384	11,816	32,626
Income tax expense	71	72	71	140	354
Net Income (Loss)	1,126	9,157	10,313	11,676	32,272
Redeemable Noncontrolling Interests in Income (Loss) of Consolidated Joint Venture	81	80	87	54	302
Noncontrolling Interests in Income (Loss) of Consolidated Joint Venture	184	207	210	212	813
Net Income (Loss) Attributable to KKR Real Estate Finance Trust Inc. and Subsidiaries	861	8,870	10,016	11,410	31,157
Preferred Stock Dividends	4	4	4	4	16
Net Income (Loss) Attributable to Common Stockholders	$857	$8,866	$10,012	$11,406	$31,141
Net Income (Loss) Per Share of Common Stock	$0.06	$0.51	$0.48	$0.47	$1.61
Weighted Average Number of Shares of Common Stock Outstanding	14,911,141	17,248,539	20,810,322	24,158,392	19,299,597

Schedule IV - Mortgage Loans on Real Estate
December 31, 2017
(dollars in millions)

Description/Location	Prior Liens(A)	Face Amount	Carrying Amount	Interest Rate(B)	Payment Terms(C)	Maturity Date(D)
Senior Loans
Senior Loan 1, New York, NY	N/A	$205.5	$204.2	L + 4.8%	I/O	8/5/2020
Senior Loan 2, San Diego, CA	N/A	146.8	145.8	L + 4.2	I/O	10/5/2021
Senior Loan 3, North Bergen, NJ	N/A	135.6	134.2	L + 4.3	I/O	11/5/2022
Senior Loan 4, Minneapolis, MN	N/A	133.7	132.4	L + 3.8	I/O	12/5/2022
Senior Loan 5, Irvine, CA	N/A	131.0	130.8	L + 3.9	I/O	5/5/2022
Senior Loan 6, Brooklyn, NY	N/A	121.4	120.6	L + 5.0	I/O	10/5/2021
Senior Loan 7, Portland, OR	N/A	119.8	118.8	L + 5.5	I/O	11/5/2020
Senior Loan 8, Brooklyn, NY	N/A	100.9	99.8	L + 4.4	I/O	4/5/2022
Senior Loan 9, Honolulu, HI	N/A	100.0	99.3	L + 4.0	36 mo I/O / 360 mo amort	9/5/2022
Senior Loan 10, Atlanta, GA	N/A	82.0	81.6	L + 1.8	I/O	9/5/2022
Senior Loan 11, Denver, CO	N/A	81.0	80.4	L + 4.0	I/O	8/5/2022
Senior Loan 12, Crystal City, VA	N/A	80.6	80.1	L + 4.5	I/O	10/5/2021
Senior Loan 13, New York, NY	N/A	67.9	67.5	L + 4.4	I/O	11/5/2021
Senior Loan 14, Atlanta, GA	N/A	67.5	67.0	L + 4.0	I/O	1/5/2021
Senior Loan 15, Queens, NY	N/A	61.3	60.8	L + 3.7	I/O	8/5/2022
Senior Loan 16, Austin, TX	N/A	61.2	60.6	L + 4.2	I/O	3/5/2022
Senior Loan 17, Nashville, TN	N/A	52.8	52.3	L + 4.3	36 mo I/O / 360 mo amort	1/5/2022
Senior Loan 18, Atlanta, GA	N/A	46.0	45.8	L + 4.0	I/O	6/2/2022
Mezzanine Loans
Mezzanine Loan 1, Clearwater, FL	N/A	35.0	35.0	L + 9.8%	I/O	2/9/2020
Mezzanine Loan 2, Chicago, IL	N/A	16.5	16.4	L + 9.2	I/O	6/30/2020
Mezzanine Loan 3, Denver, CO	N/A	15.8	15.6	L + 10.3	I/O	3/5/2022
Mezzanine Loan 4, Atlanta, GA	N/A	13.3	13.2	L + 10.7	I/O	9/5/2022
Mezzanine Loan 5, Santa Monica, CA	N/A	5.6	5.6	10.5	I/O	12/6/2025
Mezzanine Loan 6, Various	N/A	5.5	5.5	11.0	I/O	7/6/2025
Mezzanine Loan 7, Ann Arbor, MI	N/A	4.3	4.3	12.0	I/O	7/6/2025
Mezzanine Loan 8, Boca Raton, FL	N/A	4.0	4.0	10.0	I/O	12/1/2024
Mezzanine Loan 9, Fort Lauderdale, FL	N/A	4.0	4.0	10.0	I/O	12/1/2024
Mezzanine Loan 10, Bryan, TX	N/A	2.9	2.9	10.0	I/O	3/1/2025

(A)
Represents third-party priority liens. Third-party portions of pari-passu participations are not considered priority liens. Additionally, excludes the outstanding debt on third-party joint ventures of underlying borrowers.

(B)	L = one-month LIBOR rate.

(C)	I/O = interest only until final maturity unless otherwise noted

(D)	Maturity date assumes all extension options are exercised, if applicable.

For the activity within our loan portfolio during the year ended December 31, 2017, refer to Note 3 of our consolidated financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that the information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and such information is accumulated and communicated to management, including the Co-Chief Executive Officers and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired controls.

As of December 31, 2017, we carried out an evaluation, under the supervision and with the participation of our management, including the Co-Chief Executive Officers and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Co-Chief Executive Officers and Chief Financial Officer have concluded that, as of December 31, 2017, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of KREF's registered accounting firm due to a transition period established by the rules of the SEC for newly public companies.

No changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) occurred during our most recent quarter, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the names, ages and positions of our directors and executive officers as of February 23, 2018.

Name	Age	Position(s)
Ralph F. Rosenberg	53	Chairman of the Board of Directors
Todd A. Fisher	52	Director
Terrance R. Ahern	62	Director
R. Craig Blanchard	44	Director
Jonathan A. Langer	48	Director
Deborah H. McAneny	58	Director
Christen E.J. Lee	39	Co-Chief Executive Officer and Co-President
Matthew A. Salem	43	Co-Chief Executive Officer and Co-President
W. Patrick Mattson	44	Chief Operating Officer and Secretary
William B. Miller	37	Chief Financial Officer and Treasurer

Ralph F. Rosenberg has served as a director since October 2014 and is the Chairman of our board of directors. Mr. Rosenberg is also a member of our Manager’s investment committee. Mr. Rosenberg joined KKR in 2011 and is a Member and Global Head of KKR Real Estate. Before joining KKR, Mr. Rosenberg was a partner at Eton Park Capital Management through the end of 2010, holding a seat on the firm’s operating, risk and valuation committees. He was responsible for the firm’s CRE-related investing in securities, whole loans and real property and historically was also involved in the firm’s private lending efforts, performing and distressed credit investments, and asset-backed financings. Prior to joining Eton Park in 2008, Mr. Rosenberg was the founder and Managing Partner of R6 Capital Management, an investment business focused on CRE, asset-based and corporate credit situations. Prior to founding R6 Capital, Mr. Rosenberg spent seventeen years at Goldman Sachs. He was the Co-Founder and Co-Head of the Goldman Sachs Global Special Situations Group from 2004 to 2006. In this capacity, he had joint responsibility for the investment, risk management and asset management of Goldman Sachs’ multi-billion dollar fixed income proprietary investment business. A core component of this platform was investing in CRE securities and whole loans. Prior to 2004, Mr. Rosenberg was the Co-Chief Operating Officer of the Goldman Sachs Real Estate Principal Investment Area, which invests the Whitehall Street Real Estate Limited Partnerships. Mr. Rosenberg co-founded both the Archon Group, which provided Whitehall with property and loan level diligence, asset management and servicing expertise worldwide, and Archon Capital, one of the leading providers of mezzanine financing to the real estate community. Mr. Rosenberg joined Goldman Sachs in 1986 and then returned to Goldman Sachs in 1990 after attending business school. He became a Partner and Managing Director in 1998. Mr. Rosenberg is a member of the Brown University Corporation and serves in several leadership positions on behalf of the University. He is also a former Trustee of The Masters School in Dobbs Ferry, New York, an Honorary Trustee of the Francis W. Parker School in Chicago and a former member of the Stanford Graduate School of Business Trust. He graduated from Brown University, magna cum laude, with a B.A. in American History. He received an M.B.A. from the Stanford Graduate School of Business.

Todd A. Fisher has served as a director since October 2014. He is currently an Advanced Leadership Initiative Fellow at Harvard University following his retirement from KKR in December 2017. Mr. Fisher joined KKR in 1993 and was a Member from 2000 and Global Chief Administrative Officer from 2008. Mr. Fisher was responsible for all business operations functions (finance, legal, IT, HR, risk, office operations, public affairs), as well as coordinating across KKR on strategy, risk management and control infrastructure. He also oversaw KKR’s Real Estate investment business and was a member of our Manager's investment committee. Prior to becoming Chief Administrative Officer, Mr. Fisher was a member of KKR’s private equity business, served on KKR's Private Equity Investment Committee, and was responsible for multiple investments across the retail, chemical, financial and business services industries. He was a founding member of KKR’s European private equity business and lived in London from 1999 to 2010. Prior to joining KKR, Mr. Fisher worked for Goldman Sachs in New York and for Drexel Burnham Lambert in Los Angeles. Mr. Fisher previously chaired KKR’s Management Committee and Risk Committee and served on KKR’s Real Estate Investment and Portfolio Committees as well as the Global Conflicts Committee. Mr. Fisher graduated from Brown University with a B.A. in Biology and received an M.A. in International Affairs and Latin American studies from Johns Hopkins University School of Advanced International Studies (“SAIS”) and an M.B.A. in Finance from the Wharton School at the University of Pennsylvania. He is currently a Trustee of Brown University, Chairman of the Board of Advisors for SAIS, director of the Overseas Private Investment Corporation, a member of various committees of the United States Holocaust Museum and a member of the Council on Foreign Relations.

Terrance R. Ahern has served as a director since May 2017. Mr. Ahern co-founded The Townsend Group in 1983 and is the Chief Executive Officer and a member of the firm’s management and investment committees. The Townsend Group is a provider of global investment management solutions focused on real estate, infrastructure, timber and agriculture. Prior to founding Townsend, Mr. Ahern was the Vice President of a real estate investment bank after beginning his career in the private practice of law. Mr. Ahern was a member of the National Council of Real Estate Investment Fiduciaries and is a former member of the board of directors of the Pension Real Estate Association. He is currently chairman of the board of directors of DDR Corp. (NYSE: DDR), a self-administered and self-managed real estate investment trust, where he also serves as chair of the compensation committee and member of the audit committee, dividend declaration committee and pricing committee. He previously served as an independent director on the board of directors of Berkshire Realty Company, Inc. (NYSE: formerly BRI) from 1997 until the company was taken private in 1999. Mr. Ahern received a B.A., magna cum laude, and J.D. cum laude, from Cleveland State University.

R. Craig Blanchard has served as a director since May 2017. Mr. Blanchard joined Makena Capital Management in 2015, where he runs the real estate practice as a Managing Director and serves as a member of the investment committee and business development committee and as an advisory board member of multiple real estate private equity funds. Prior to joining Makena, he was a Managing Director at the Stanford Management Company from 2013 to 2014, where he oversaw the real estate portfolio and served on the investment committee. From 2010 to 2013, Mr. Blanchard was a Principal and Head of Special Situations Investing at The Townsend Group, where he focused on the firm’s global activities in recapitalizations, co-investments, joint ventures and secondaries. Mr. Blanchard began his career with capital deployment and asset management roles at Broadreach Capital Partners, a Palo Alto-based real estate private equity firm, and AMB Property Corporation, a global logistics REIT. Mr. Blanchard is a member of the Stanford Real Estate Council, the Urban Land Institute and the Pension Real Estate Association. He received a B.A. with highest honors from the University of California, Santa Barbara and an M.B.A. from the Stanford Graduate School of Business.

Jonathan A. Langer has served as a director since May 2017. He has served as a Managing Member at Fireside Investments LLC, a private investment firm that he founded in January 2012. He is currently a member of the Board of Directors of International Market Centers, Inc., which he joined in September of 2017.  Mr. Langer served as Chief Executive Officer and President of NorthStar Realty Finance Corp. (NASDAQ: formerly NRF) from August 2015 to March 2017, when NorthStar Realty Finance merged with Colony Capital, Inc. and NorthStar Asset Management Group Inc. He also served as Executive Vice President of NorthStar Asset Management Group from August 2015 to March 2017, a position he maintained as a co-employee with NorthStar Realty Finance. Mr. Langer was an Operating Partner and Consultant at Bain Capital from March 2010 to March 2012, where he worked in its private equity area. From 1994 to 2010, Mr. Langer was employed at Goldman, Sachs & Co., where he most recently worked as a Partner in its Real Estate Principal Investment Area (REPIA), which invests the Whitehall Street Real Estate Limited Partnerships. His responsibilities included overseeing REPIA’s North American real estate and global lodging investment efforts. During his tenure at Goldman Sachs, Mr. Langer served as a member of the board of directors of Icon Parking, Westin Hotels and Resorts, Kerzner International Resorts, Inc., Hilton Hotels & Resorts and Strategic Hotels & Resorts, Inc. (NYSE: formerly BEE).  He also served on the board of Morgans Hotel Group (NASDAQ: formerly MHGC) and was chairman of its special transaction committee. Mr. Langer received a B.S. in Economics from the Wharton School at the University of Pennsylvania.

Deborah H. McAneny has served as a director since May 2017. Ms. McAneny previously served as the Chief Operating Officer of Benchmark Senior Living, LLC, an owner and operator of senior living facilities in New England from 2007 to 2009. She served as a director of Benchmark and has been a member of its board of advisors and audit committee since 2013. Prior to joining Benchmark, Ms. McAneny was employed by John Hancock Financial Services, where she advanced to Executive Vice President and was responsible for a portfolio of structured and alternative investment businesses including John Hancock’s real estate, structured fixed income, timber and agricultural investment business units. Prior to joining John Hancock in 1985, she was a senior auditor for Arthur Anderson & Co. Ms. McAneny is currently the lead independent director on the board of HFF, Inc. (NYSE: HF), a publicly traded provider of commercial real estate capital market services, where she serves as the chairperson of the nominating and corporate governance committee and as a member of the compensation committee, a director of RREEF Property Trust, Inc., a public non-traded REIT, where she serves on the audit committee, THL Credit, Inc.(NASDAQ: TCRD), a publicly traded business development company, where she serves as the chairperson of the governance and compensation committee, and a director of RREEF America REIT II, Inc., a private REIT, where she serves as a member of the audit committee, member of the nominating committee, and chairperson of the compensation committee. From 2005 to 2014, she also served as a director of KKR Financial Holdings LLC (NYSE: formerly KFN), a specialty finance company, where she was chairperson of the compensation committee and a member of the affiliated transaction committee and nominating and corporate governance committee. She currently serves on the board of the University of Vermont Foundation and formerly served as trustee and chair of the board of the University of Vermont. Ms. McAneny has also served as President of the CRE Finance Council, formerly known as the Commercial Mortgage Securities Association. Ms. McAneny received a B.S. in Business Management from the University of Vermont and holds a Masters Professional Director Certification from the American College of Corporate Directors.

Christen E.J. Lee has served as Co-Chief Executive Officer and Co-President of our company and of our Manager since October 2015 and March 2016, respectively, and is also a member of our Manager’s investment committee. Mr. Lee joined KKR in 2012, is a Member of KKR, serves as Co-Head of KKR’s Real Estate Credit business and is also responsible for KKR’s real estate capital markets activities. Mr. Lee is a member of KKR’s Real Estate Credit Investment Committee and KKR’s Inclusion & Diversity Council and chairs KKR’s Real Estate Valuation Committee. Prior to joining KKR, he was a Principal at Apollo Global Management, where he spent three years on its Global Real Estate team where he focused on sourcing and executing real estate private equity and credit investments in North America. Before joining Apollo in 2009, Mr. Lee was a Vice President at Goldman Sachs in the Real Estate Principal Investment Area (“REPIA”) where he was responsible for the sourcing, evaluation and execution of real estate private equity investments in North America. Prior to working in REPIA, Mr. Lee spent two years as an analyst in Goldman Sachs’ Real Estate Investment Banking group. He is a former trustee of St. Mark’s School of Texas in Dallas and currently serves as a member of the Board of Directors of Sponsors for Educational Opportunity in New York. Mr. Lee is a member of the Urban Land Institute, CRE Finance Council and the Real Estate Capital Policy Advisory Committee for the Real Estate Roundtable. He received a B.A. in Economics from Emory University and an M.B.A. from Harvard Business School.

Matthew A. Salem has served as Co-Chief Executive Officer and Co-President of our company and of our Manager since October 2015 and March 2016, respectively, and is also a member of our Manager’s investment committee. Mr. Salem joined KKR in 2015 and is a Member of KKR, serves as Co-Head of KKR’s Real Estate Credit business and is a member of KKR’s Real Estate and Real Estate Credit Investment Committees. Prior to joining KKR, Mr. Salem was a Managing Director and member of the investment committee at Rialto Capital Management where he was responsible for credit investing including mezzanine loans, preferred equity and B-Piece securities. Prior to joining Rialto in 2012, Mr. Salem was a Managing Director and Head of CMBS trading at Goldman Sachs. In his five years in the Mortgage Department at Goldman Sachs, he had various responsibilities including management of the CMBS desk, trading credit CMBS and secondary market trading of performing and sub-performing CRE whole loans. Before joining Goldman Sachs in 2006, Mr. Salem was a Vice President at Morgan Stanley where he worked on the issuance and distribution of CMBS. Prior to joining Morgan Stanley, Mr. Salem worked for Citigroup Alternative Investments where he invested in mezzanine loans, B-Piece securities and other high yield CRE debt instruments on behalf of the Travelers Insurance Companies. He began his career in 1996 at Midland Loan Services in Kansas City. Mr. Salem received a B.A. in Economics from Bates College. He is on the Board of Governors of the CRE Finance Council and recently served as chair of the B-Piece Buyer Forum.

W. Patrick Mattson has served as Chief Operating Officer and Secretary of our company and of our Manager since October 2015 and March 2016, respectively, and is also a member of our Manager’s investment committee. Mr. Mattson joined KKR in 2015 and is a Director and Chief Operating Officer of the Real Estate Credit Group and is a member of the Real Estate Credit Investment Committee. Prior to joining KKR, Mr. Mattson was a Managing Director at Rialto Capital Management responsible for building and managing the firm’s mezzanine lending platform. Mr. Mattson was a member of the firm’s investment committee and involved in the acquisition and structuring of over 20 CMBS B-piece transactions. Preceding Rialto, Mr. Mattson was an Executive Director at Morgan Stanley. During his nine years at Morgan Stanley he held various positions within the CRE groups, most recently on the Securitized Products Group trading desk. In that role, Mr. Mattson was responsible for the distribution of B-Piece securities as well as the pricing and syndication of large loans and new issue CMBS conduit transactions. Prior to Morgan Stanley, Mr. Mattson was a Senior Manager at Deloitte & Touche LLP and managed the firm’s domestic and international CMBS cash flow modelling practice. Mr. Mattson received a B.A. from the University of Virginia and is a CFA charterholder.

William B. Miller has served as Chief Financial Officer and Treasurer of our company and of our Manager since October 2015 and March 2016, respectively. Mr. Miller joined KKR in 2015 as a Principal on the Real Estate team and is a member of KKR’s Real Estate Valuation Committee. Prior to joining KKR, he was a Senior Vice President of Fortress Investment Group LLC and controller of New Residential Investment Corp. from September 2013 to August 2015, where he was primarily responsible for implementing the financial and operational strategies of New Residential. Mr. Miller also held various other positions with Fortress from January 2009 to September 2013, primarily focused on accounting and reporting. Prior to joining Fortress, Mr. Miller worked in the transaction services group at PricewaterhouseCoopers LLP from August 2005 to January 2009, focused on domestic and international equity and debt offerings. Mr. Miller received two undergraduate degrees from The Ohio State University and is a certified public accountant.

Background and Experience of Directors

When considering whether our directors and nominees have the experience, qualifications, attributes and skills, taken as a whole, to enable our board or directors to satisfy its oversight responsibilities effectively in light of our business and structure, our board of directors focused primarily on each person’s background and experience as reflected in the information discussed in each of the directors’ and nominees’ individual biographies set forth above. In particular, our board of directors considered the following important characteristics, among others:

•
Mr. Rosenberg-our board of directors considered his significant experience and expertise in real estate equity and debt investment. Our board of directors also considered Mr. Rosenberg’s prior board experience.

•
Mr. Fisher-our board of directors considered his experience as a private equity professional, extensive knowledge of KKR’s global platform through his most recent role as KKR’s Chief Administrative Officer and his committee service, as well as his involvement with KKR from 1993 to 2017. Our board of directors also considered Mr. Fisher’s prior board experience.

•
Mr. Ahern-our board of directors considered his significant experience and expertise in real estate investments and his involvement in the real estate industry. Our board of directors also considered Mr. Ahern’s public company board experience.

•	Mr. Blanchard-our board of directors considered his substantial experience with real estate investing and extensive knowledge of the real estate industry.

•
Mr. Langer-our board of directors considered his experience as a chief executive officer of a public company, extensive real estate and investment expertise and roles at several public companies. Our board of directors also considered Mr. Langer’s significant prior private and public company board experience.

•
Ms. McAneny-our board of directors considered her many years of real estate and finance experience, as well as her involvement in the real estate industry. Our board of directors also considered Ms. McAneny’s extensive private and public company board and committee experience.

Composition of the Board of Directors

Our bylaws provide that a majority of the entire board of directors may at any time increase or decrease the number of directors, provided the number of directors will never be less than the minimum number required by the Maryland General Corporation Law, which is one, nor, unless our bylaws are amended, more than 15. Directors are elected at our annual meeting of stockholders, and each director is elected to serve until the next annual meeting of stockholders and until his or her successor is duly elected and qualifies or until the director’s earlier death, resignation or removal.

Until such time as (1) KKR and its affiliates cease to own at least 25% of the outstanding shares of our common stock, (2) KKR REFT Asset Holdings elects to convert the share of our special voting preferred stock into one share of our common stock or (3) beneficial and/or record ownership of the share of our special voting preferred stock is transferred to any person other than KKR or its affiliates, the share of our special voting preferred stock gives KKR REFT Asset Holdings the right, solely with respect to the election of members of our board of directors, to vote the number of votes necessary to equal a majority of the votes entitled to be cast in an election of directors.

In addition, pursuant to our stockholders agreement, so long as KKR REFT Asset Holdings and its affiliates own at least 25% of our outstanding common stock, KKR REFT Asset Holdings will have the right to nominate at least half of the directors to our board of directors. After the stockholders’ agreement is no longer in effect, our bylaws provide that so long as our Manager or any of its affiliates serve as our manager, in order for an individual to be qualified to be nominated for election as a director, or to serve as a director, the nominee together with all other individuals nominated for election and any individuals who will continue to serve as a director after such election must include at least one individual that is or was designated by KKR REFT Asset Holdings.

Two of our pre-IPO, unaffiliated investors, Makena U.S. Real Estate Master Fund B, L.P. (“Makena”) and Townsend Holdings, LLC (“Townsend”), each have the right to nominate one director to our board of directors subject to the investors each maintaining a certain investment in our company. With respect to each investor, until such time as the investor no longer has the right to nominate a director, we have agreed to include such investor’s nominee in the slate of director nominees, subject to certain exceptions. In the event that the investor’s nominee is not elected to our board of directors by our stockholders, the number of directors will be increased to add one additional director, and we will take all action reasonably necessary to cause the investor’s nominee to be appointed by the board to fill the vacancy created by the increase in the number of directors. Prior to, or concurrently with, the election of the investor’s nominee, our board of directors will also adopt a resolution providing the investor and its nominee the same rights and benefits as our Manager and its affiliates under our charter relating to corporate opportunities, which resolution will remain in effect as long as the investor’s nominee is one of our directors. Mr. Blanchard is the current director nominee of Makena, whose nomination right is subject to Makena maintaining an investment of at least $150.0 million in our company. Mr. Ahern is the current director nominee of Townsend, whose nomination right is subject to Townsend maintaining an investment of at least $75.0 million in our company.

Controlled Company Exception

As of the date of this Annual Report on Form 10-K, KKR beneficially owned shares representing more than 50% of the voting power of our shares eligible to vote in the election of directors. As a result, we are a “controlled company” within the meaning of the corporate governance standards of the NYSE. Under these rules, a company of which more than 50% of the voting power for the election of directors is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance standards, including the requirements (1) that a majority of its board of directors consist of independent directors, (2) that its board of directors have a compensation committee that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities and (3) that its board of directors have a nominating and corporate governance committee that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities. We currently utilize these exemptions. In the event that we cease to be a “controlled company” and our shares of common stock continue to be listed on the NYSE, we will be required to comply with these provisions within the applicable transition periods.

Director Independence

Under the NYSE rules, a director is not independent unless the board affirmatively determines that he or she does not have a direct or indirect material relationship with our company. In addition, the director must meet the test for independence set forth by the NYSE rules.

Our board of directors has affirmatively determined that each of Mr. Langer and Ms. McAneny are independent under the guidelines for director independence set forth in the Corporate Governance Guidelines and under all applicable NYSE guidelines, including with respect to committee membership. Our board also has determined that each of Mr. Langer and Ms. McAneny is “independent” for purposes of Section 10A(m)(3) of the Exchange Act.

Committees of the Board of Directors

Our board of directors has established three standing committees audit committee, a compensation committee and a nominating and corporate governance committee. Each of the standing committees of the board of directors discussed below operate under a written charter, which are available under the Investor Relations section of our website at www.kkrreit.com.

Audit Committee

Our audit committee consists of Ms. McAneny and Messrs. Ahern and Langer, with Ms. McAneny serving as chair. Ms. McAneny and Mr. Langer qualify as independent directors under the NYSE corporate governance standards and the independence requirements of Rule 10A-3 of the Exchange Act. In addition, the board has determined that each of Mr. Langer and Ms. McAneny qualifies as an “audit committee financial expert” as defined in the federal securities laws and regulations. The audit committee is responsible for, among other things, assisting our board of directors in overseeing and monitoring the quality and integrity of our financial statements, our compliance with legal and regulatory requirements, the selection of our independent registered public accounting firm, the independent registered public accounting firm’s qualifications and independence and the performance of the independent registered public accounting firm.

Compensation Committee

Our compensation committee consists of Messrs. Langer and Blanchard and Ms. McAneny, with Mr. Langer serving as chair. Mr. Langer and Ms. McAneny qualify as independent directors under the NYSE corporate governance standards. The compensation committee is responsible for, among other things, administering and interpreting our compensation and benefit policies, approving equity awards made under our incentive plan and recommending compensation to be made to our eligible non-employee directors. To the extent that we are responsible for determining or awarding compensation or other benefits to be made to our executive officers, our employees (if any) or the employees of our Manager or its affiliates who provide service to us, the compensation committee will oversee such compensation and benefit determinations.

Nominating and Corporate Governance Committee

Our nominating and corporate governance committee consists of Messrs. Fisher and Rosenberg. The nominating and corporate governance committee is responsible for, among other things, identifying and evaluating individuals eligible to become members of the board of directors and committees thereof (subject to any stockholders agreement or arrangement entitling such stockholders to nominate directors to our board), reviewing the qualifications of incumbent directors to determine whether to recommend them for reelection at our annual stockholders’ meeting and developing corporate governance principles that apply to us.

Code of Business Conduct and Ethics

We have adopted a code of business conduct and ethics (the “Code of Conduct”) that applies to all of our directors, employees (if any) and the officers and employees of our Manager and its affiliates who provide services to us, including our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. Our Code of Conduct, as it relates to employees of KKR, operates in conjunction with, and in addition to, any applicable policies of KKR.

Our Code of Conduct is available the Investor Relations section of our website at www.kkrreit.com. We intend to make any legally required disclosures regarding amendments to, or waivers of, provisions of our Code of Conduct on our website rather than by filing a Current Report on Form 8-K.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires a company’s executive officers, directors, principal accounting officer and persons who beneficially own more than 10% of the company’s common stock (the “Reporting Persons”), to file with the SEC and the NYSE initial reports of ownership and reports of changes in beneficial ownership. Such Reporting Persons are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of copies of such reports and written representations from our executive officers, directors and KKR, we believe that our executive officers, directors and KKR complied with all Section 16(a) filing requirements during 2017.

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation

Overview

We have no employees and are externally managed by our Manager pursuant to a management agreement. In addition, our executive officers are employees of our Manager or one or more of its affiliates and, in such capacity, devote a portion of their time to our affairs as is required pursuant to the management agreement.

Except with respect to our equity-based awards described below, we do not pay, award or provide our executive officers any compensation or benefits, and we have no compensation agreements with our executive officers. Additionally, we do not determine the form and amount of compensation and benefits awarded by our Manager or its affiliates to our executive officers for their services to us. Instead, our Manager or its affiliates have discretion to determine the form and level of cash compensation and other benefits paid to and earned by our executive officers for their services to us. Our Manager or its affiliates also determine whether and to what extent our executive officers will be provided with pension, deferred compensation and other employee benefits plans and programs. We, in turn, pay our Manager management fees.

Pursuant to the terms of the management agreement, we reimburse our Manager or its affiliates for our allocable share of the compensation (including annual base salary, bonus and any related withholding taxes and employee benefits) our Manager pays to its personnel serving as our Chief Financial Officer based on the percentage of such officer’s time spent on our affairs. Our Chief Financial Officer receives no pension or retirement benefits or nonqualified deferred compensation in connection with his service to us, and there are no severance arrangements to make cash payments to our Chief Financial Officer upon his termination or in the event of our change in control.

Our Manager is responsible, and we do not reimburse our Manager or its affiliates, for the compensation and benefits awarded to personnel of our Manager and its affiliates who serve as our named executive officers other than our Chief Financial Officer. In addition, the management agreement does not require that any of our named executive officers dedicate a specific amount of time to fulfilling our Manager’s obligations to us under the management agreement and does not require a specified amount or percentage of the fees we pay to our Manager to be allocated to our named executive officers. Instead, members of our management team are required to devote such amount of their time to our management as necessary and appropriate, commensurate with our level of activity. Furthermore, our Manager does not compensate its employees who serve as our other executive officers specifically for their services to us, because these individuals also provide investment management and other services to other investment vehicles that are sponsored, managed or advised by affiliates of our Manager. Accordingly, our Manager has informed us that it cannot identify the portion of the compensation it awards to our other executive officers that relates solely to such executives' services to us.

For the fiscal year ended December 31, 2017, we paid our Manager an aggregate of $12.9 million pursuant to the management agreement, of which $11.3 million represented management fees and $1.6 million represented reimbursement of expenses. Of the reimbursement amount, $0.4 million represented our reimbursement for the salary and benefits earned by our Chief Financial Officer in 2017.

Our named executive officers for 2017 were Christen E.J. Lee, our Co-Chief Executive Officer and Co-President; Matthew A. Salem, our Co-Chief Executive Officer and Co-President; W. Patrick Mattson, our Chief Operating Officer and Secretary; and William B. Miller, our Chief Financial Officer and Treasurer.

Equity-Based Compensation

We have adopted an incentive plan, the Amended and Restated KKR Real Estate Finance Trust Inc. 2016 Omnibus Incentive Plan (the “Incentive Plan”), under which we may award equity-based and cash-based awards to our and our subsidiaries’ directors, officers, employees, consultants and advisors and directors, officers and employees of our Manager and its affiliates that are providing services to us and our subsidiaries. These awards are designed to align the interests of such individuals with those of our stockholders and enable our Manager and its affiliates that provide services to us and our subsidiaries to attract, motivate and retain talented individuals.

Our compensation committee may, from time to time grant our named executive officers equity-based awards, including stock options, restricted shares of our common stock, restricted stock units (“RSUs”), stock appreciation rights and other equity-based awards that are exercisable for or settle in shares of our common stock. These awards are designed to align the interests of our named executive officers with those of our stockholders, by allowing our named executive officers to share in the creation of value for our stockholders through capital appreciation and dividends. These equity awards are generally subject to vesting requirements over a number of years, and are designed to promote the retention of management and achievement of strong performance for the Company. These awards provide a further benefit to us by enabling our Manager to attract, motivate and retain talented individuals to serve as our executive officers. The compensation committee reviews the recommendations of the Company’s chief executive officer and outside compensation consultant in determining the appropriate size of the equity award for each executive officer. These recommendations take into account the financial performance of the Company during the prior fiscal year, current market conditions, the performance of each executive officer and the desire to continue to align the interests of each of our executive officers with our stockholders.

In 2017, our named executive officers were granted RSUs in the following amounts: 44,000 RSUs to Mr. Lee, 34,000 RSUs to Mr. Salem, 24,000 RSUs to Mr. Mattson and 2,500 RSUs to Mr. Miller. These RSUs generally vest in three substantially equal installments on each of the first three anniversaries of the vesting commencement date.

Each of our named executive officers is also subject to stock ownership requirements, which provide that the executive retain at least 15% of his or her vested equity-based awards prior to giving effect to any net settlement due to tax withholding.

Summary Compensation Table

The following table sets forth all compensation paid to or accrued by our named executive officers for whom we are able to quantify such compensation for services the named executive officer rendered to us during the fiscal years presented.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards (1) ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Christen E.J. Lee Co-Chief Executive Officer and Co-President	2017	$—	$—	$815,955	$—	$—	$—	$—	$815,955
Matthew A. Salem Co-Chief Executive Officer and Co-President	2017	—	—	630,511	—	—	—	—	630,511
W. Patrick Mattson Chief Operating Officer and Secretary	2017	—	—	445,066	—	—	—	—	445,066
William B. Miller(2) Chief Financial Officer and Treasurer	2017	167,200	178,695	46,361	—	—	—	41,726	433,982
	2016	156,555	144,346	—	—	—	—	41,562	342,463

(1)
Represents the grant date fair value of the awards computed in accordance with FASB ASC Topic 718, without taking into account estimated forfeitures. The grant date fair value is based upon the last sale price of KREF’s common stock at the date of grant, reduced by the present value of dividends expected prior to RSU vesting.

(2)
Amounts in the columns entitled “Salary,” “Bonus” and “All Other Compensation” represent the compensation expense, including annual base salary and bonus, that is allocable to us under the management agreement based on the percentage of time he spent managing our affairs in 2017 in his capacity as our Chief Financial Officer. The amount in the column entitled “All Other Compensation” includes our allocable share of the expenses in the amount of $14,766 and $26,960 associated with taxes incurred by Mr. Miller and healthcare benefits, respectively, during fiscal 2017.

Outstanding Equity Awards at 2017 Fiscal Year-End
The following table provides information regarding outstanding equity awards held by each of our named executive officers as of December 31, 2017.

	Stock Awards
Name	Grant Date	Number of Shares or Units of Stock That Have Not Vested(1) (#)	Market Value of Shares or Units of Stock That Have Not Vested(2) ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Christen E.J. Lee	12/22/2017	44,000	$880,440	—	$—
Matthew A. Salem	12/22/2017	34,000	680,340	—	—
W. Patrick Mattson	12/22/2017	24,000	480,240	—	—
William B. Miller	12/22/2017	2,500	50,025	—	—

(1)
Represents the RSUs that had not vested as of December 31, 2017. These RSUs generally vest in three substantially equal annual installments beginning on April 1 following the grant date. For additional information on vesting upon specified termination events, see “Potential Payments Upon Termination or Change in Control.”

(2)
Amounts reported are based on the closing price of our common stock on the NYSE as of December 29, 2017 ($20.01), the last trading day of the fiscal year, multiplied by the number of outstanding shares.

Potential Payments Upon Termination or Change in Control

Upon the named executive officer’s termination of employment other than for death or “disability” (as defined in the Incentive Plan), vesting generally ceases for his RSUs that have not vested. Upon the named executive officer’s death or disability, any of his unvested RSUs will immediately vest. The value of unvested RSUs held by our named executive officers as of December 31, 2017 are set forth above in the Outstanding Equity Awards at 2017 Fiscal Year‑End table.

Director Compensation

Each non-employee director who has been determined independent is entitled to annual compensation as follows:

•	a cash retainer of $50,000 paid quarterly in arrears;

•	an additional cash retainer of $7,500 for those serving on the audit committee ($15,000 in the case of the chairperson);

•	an additional cash retainer of $5,000 for those serving on the compensation committee ($10,000 in the case of the chairperson);

•	an additional cash retainer of $5,000 for those serving on the nominating and corporate governance committee ($10,000 in the case of the chairperson); and

•	an equity award of $50,000 in the form of RSUs, which generally vests in full on the first anniversary of the grant date.

Each of our directors are also reimbursed for reasonable travel and related expenses associated with attendance at our board or committee meetings.

The following table sets forth the compensation paid or awarded to or earned by our non-employee directors for the fiscal year ended December 31, 2017:

Director Compensation for Fiscal 2017

Name	Fees Earned or Paid in Cash ($)	Stock Awards (1) (2) ($)	Total ($)
Terrance R. Ahern	$—	$—	$—
R. Craig Blanchard	—	—	—
Todd A. Fisher	—	—	—
Jonathan A. Langer	67,500	50,000	117,500
Deborah H. McAneny	70,000	50,000	120,000
Ralph R. Rosenberg	—	—	—

(1)
Represents the grant date fair value of the awards computed in accordance with FASB ASC Topic 718, without taking into account estimated forfeitures. The grant date fair value is calculated using the closing market price of our common stock on the date of grant.

(2)	As of December 31, 2017, each of Mr. Langer and Ms. McAneny held 2,439 RSUs.

Compensation Committee Interlocks and Insider Participation

During fiscal 2017, our compensation committee was composed of Messrs. Langer and Blanchard and Ms. McAneny. Mr. Blanchard is an affiliate of Makena.

Related person transactions pursuant to Item 404(a) of Regulation S-K involving those who served on our compensation committee during 2017 are described in Part III. Item 13. “Certain Relationships and Related Transactions, and Director Independence” of this Annual Report on Form 10-K.

During fiscal 2017, none of our executive officers served as a director or member of the compensation committee (or other committee serving an equivalent function) of any other entity whose executive officers served on our compensation committee or board of directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of our voting equity as of February 23, 2018 held by (1) each person known to us to beneficially own more than 5% of any class of our outstanding voting securities, (2) each of our directors and named executive officers and (3) all of our directors and executive officers as a group.

A person is a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of the security, or “investment power,” which includes the power to dispose of or to direct the disposition of the security or has the right to acquire such powers within 60 days.

Unless otherwise noted, the address of each beneficial owner is c/o KKR Real Estate Finance Trust Inc., 9 West 57th Street, Suite 4200, New York, New York 10019.

	Common Stock Beneficially Owned		Other Voting Equity Beneficially Owned(1)		Combined Voting Power
Name of Beneficial Owner	Number	Percent	Number	Percent	Percent
Greater than 5% owner
KKR Affiliates(1)	23,758,616	44.7%	1	100.0	(2)
Makena Capital Management, LLC(3)	7,500,000	14.1%	—	—	14.1%
Townsend Holdings, LLC(4)	5,626,470	10.6%	—	—	10.6%
Nan Shan Life Insurance Co., Ltd.(5)	3,500,000	6.6%	—	—	6.6%
Named Executive Officers and Directors
Ralph F. Rosenberg(6)	250,578	*	—	—	*
Todd A. Fisher(7)	100,232	*	—	—	*
Terrance R. Ahern(8)	—	—	—	—	—
R. Craig Blanchard(9)	—	—	—	—	—
Jonathan A. Langer	15,000	*	—	—	*
Deborah H. McAneny	7,500	—	—	—	*
Christen E.J. Lee(10)	69,075	*	—	—	*
Matthew A. Salem(11)	36,390	*	—	—	*
W. Patrick Mattson(12)	13,011	*	—	—	*
William B. Miller(13)	833	*	—	—	*
All directors, director nominees and executive officers as a group (10 persons)(14)	492,619	*	—	—	*
* Represents less than 1%.

(1)
Includes 20,000,000 shares of common stock held by KKR REFT Holdings L.P. and 3,758,616 shares of common stock held by Tactical Value SPN-KREF Holdings L.P., which shares are held primarily for a third party.

The general partner of KKR REFT Holdings L.P. is KKR REFT Holdings GP LLC, which is wholly owned by KKR REFT Asset Holdings. KKR REFT Asset Holdings is owned by KKR Fund Holdings L.P. and KKR Financial Holdings LLC, whose common shares are wholly owned by KKR Fund Holdings L.P. KKR Fund Holdings GP Limited is a general partner of KKR Fund Holdings L.P. KKR Group Holdings L.P. is a general partner of KKR Fund Holdings L.P. and the sole shareholder of KKR Fund Holdings GP Limited.
The general partner of Tactical Value SPN-KREF Holdings L.P. is Tactical Value SPN-SPV GP LLC, the sole member of which is KKR Tactical Value SPN L.P., the general partner of which is KKR Associates TV SPN L.P. The general partner of KKR Associates TV SPN L.P. is KKR TV SPN GP Limited, the sole shareholder of which is KKR Management Holdings L.P. The general partner of KKR Management Holdings L.P. is KKR Management Holdings Corp., the sole shareholder of which is KKR Group Holdings L.P.
KKR Group Limited is the general partner of KKR Group Holdings L.P. KKR & Co. L.P. is the sole shareholder of KKR Group Limited. KKR Management LLC is the general partner of KKR & Co. L.P. Henry R. Kravis and George R. Roberts are the designated members of KKR Management LLC. In such capacities, each of the aforementioned entities and individuals may also be deemed to be the beneficial owners having shared voting power and shared investment power with respect to the shares held by KKR REFT Holdings L.P. and Tactical Value SPN-KREF Holdings L.P. The address of each of the persons and entities listed in this footnote, except Mr. Roberts, is c/o Kohlberg Kravis Roberts & Co. L.P., 9 West 57th Street, Suite 4200, New York, New York 10019. The address for Mr. Roberts is c/o Kohlberg Kravis Roberts & Co. L.P., 2800 Sand Hill Road, Suite 200, Menlo Park, CA 94025.

(2)
KKR REFT Asset Holdings owns the one share of our special voting preferred stock. Until such time as (1) KKR and its affiliates cease to own at least 25% of the outstanding shares of our common stock, (2) KKR REFT Asset Holdings elects to convert the share of our special voting preferred stock into one share of our common stock or (3) beneficial and/or record ownership of the share of our special voting preferred stock is transferred to any person other than KKR or its affiliates, the share of our special voting preferred stock gives KKR REFT Asset Holdings the right, solely with respect to the election of members of our board of directors, to vote the number of votes necessary to equal a majority of the votes entitled to be cast in an election of directors.

(3)
Based on a Schedule 13G filed with the SEC on January 10, 2018, Makena Capital Management, LLC and Makena U.S. Real Estate Master Fund B., L.P. have shared voting and dispositive power over 7,500,000 shares of our common stock. The address of each of these entities is 2755 Sand Hill Road, Suite 200, Menlo Park, CA 94025.

(4)
Shares of common stock are held by TTG KREF SA HoldCo, LLC (498,643), TREA II AIV ERISA, LP (643,226), TREA II AIV NON-ERISA, LP (1,361,369), Lake Tahoe III, L.P. (2,500,732) and GPF Real Estate Co-Investment L.P. (622,500). Townsend Holdings, LLC exercises full investment discretion and voting control over such shares. The address of each of the entities listed in this footnote is c/o Townsend Holdings, LLC, 1660 West 2nd Street, Suite 450, Cleveland, OH 44113.

(5)
Based on a Schedule 13G filed with the SEC on January 12, 2018, Nan Shan Life Insurance Co., Ltd. has sole voting and dispositive power over 3,500,000 shares of our common stock. The address of Nan Shan Life Insurance Co., Ltd. is No. 168, Zhuang Jing Road, Xinyi District, Taipei City 11049, Taiwan (Republic of China).

(6)	Includes 125,287 shares of common stock held by Rosenberg Enterprises, L.P., over which Mr. Rosenberg has investment authority.

(7)	Includes 50,115 shares of common stock held by the Fisher Family 2002 Trust, of which Mr. Fisher is the investment trustee.

(8)	Mr. Ahern is an employee of Townsend but disclaims beneficial ownership of the shares beneficially held by Townsend or its affiliates.

(9)	Mr. Blanchard is an employee of Makena but disclaims beneficial ownership of the shares beneficially held by Makena or its affiliates.

(10)
Includes: (i) 14,667 shares underlying RSUs that will vest within 60 days of February 23, 2018; (ii) 2,000 shares of common stock held by Mr. Lee’s spouse; and (iii) 2,600 shares of common stock held on behalf of Mr. Lee’s children.

(11)	Includes 11,333 shares underlying RSUs that will vest within 60 days of February 23, 2018.

(12)	Includes 8,000 shares underlying RSUs that will vest within 60 days of February 23, 2018.

(13)	Includes 833 shares underlying RSUs that will vest within 60 days of February 23, 2018.

(14)	Includes 34,833 shares underlying RSUs that will vest within 60 days of February 23, 2018.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Management Agreement

In connection with our IPO in May 2017, we entered into a management agreement with our Manager, which describes the services to be provided by our Manager and its compensation for those services. Pursuant to the management agreement, our Manager manages our investments and our day-to-day business and affairs in conformity with our investment guidelines and other policies that are approved and monitored by our board of directors. Our Manager is responsible for, among other matters, (1) the selection, origination or purchase and sale of our portfolio investments, (2) our financing activities and (3) providing us with investment advisory services. Our Manager is also responsible for our day-to-day operations and performs (or causes to be performed) such services and activities relating to our investments and business and affairs as may be appropriate. Our investment decisions are approved by an investment committee of our Manager that is comprised of senior investment professionals of KKR, including senior investment professionals of KKR Real Estate.
Pursuant to the terms of our management agreement, our Manager is paid a management fee in an amount equal to the greater of: (x) $250,000 per annum ($62,500 per quarter); and (y) 1.50% per annum (0.375% per quarter) of our “Equity” (as defined in the Management Agreement). The Manager is also entitled to incentive compensation in an amount equal to the excess of (1) the product of (a) 20% and (b) the excess of (i) our Core Earnings (as defined in the Management Agreement) for the previous 12-month period, over (ii) the product of (A) our Equity in the previous 12-month period, and (B) 7% per annum, over (2) the sum of any incentive compensation paid to our Manager with respect to the first three calendar quarters of such previous 12-month period. We are also required to reimburse our Manager or its affiliates for specified costs and expenses incurred by it and its affiliates on our behalf except for those specifically required to be borne by our Manager under the management agreement
The initial term of our management agreement expired on October 8, 2017 and automatically renews for one-year terms on each anniversary thereafter. The management agreement may be terminated annually, without cause, upon the affirmative vote of at least two-thirds of our independent directors, based upon (1) unsatisfactory performance by our Manager that is materially detrimental to us and our subsidiaries taken as a whole or (2) our determination that the management fee and incentive fee payable to our Manager are not fair, subject to our Manager's right to prevent any termination due to unfair fees by accepting a reduction of management and/or incentive fees agreed to by at least two-thirds of our independent directors. We must provide our Manager 180 days' written notice of any termination. Unless terminated for cause as described below, our Manager will be paid a termination fee equal to three times the sum of (i) the average annual management fee and (ii) the average annual incentive fee, in each case earned by our Manager during the 24-month period immediately preceding the most recently completed calendar quarter prior to the date of termination.
For the fiscal year ended December 31, 2017, we paid our Manager an aggregate of $12.9 million pursuant to the management agreement, of which $11.3 million represented management fees and $1.6 million represented reimbursement of costs and expenses. We did not pay any incentive compensation fees to our Manager during the fiscal year ended December 31, 2017.
Stockholders Agreement

We have entered into a stockholders agreement with an affiliate of KKR REFT Asset Holdings and certain other pre-IPO stockholders. The stockholders agreement provides that, until such time as (1) KKR and its affiliates cease to own at least 25% of the outstanding shares of our common stock, (2) KKR REFT Asset Holdings elects to convert the share of our special voting preferred stock into one share of our common stock or (3) beneficial and/or record ownership of the share of our special voting preferred stock is transferred to any person other than KKR or its affiliates, the share of our special voting preferred stock gives KKR REFT Asset Holdings the right, solely with respect to the election of members of our board of directors, to vote the number of votes necessary to equal a majority of the votes entitled to be cast in an election of directors and thereby control our policy and operations. In addition, pursuant to our stockholders agreement, so long as KKR REFT Asset Holdings and its affiliates own at least 25% of the outstanding shares of our common stock, KKR REFT Asset Holdings will have the right to nominate at least half of the directors to our board of directors.

Registration Rights Agreement

We have entered into a registration rights agreement with an affiliate of KKR REFT Asset Holdings and holders of our common stock sold in the private placements that gives KKR REFT Asset Holdings and the holders an unlimited number of “demand” registrations and customary “piggyback” registration rights. The registration rights agreement also provides that we will pay certain expenses relating to such registrations and indemnify the registration rights holders against certain liabilities that may arise under the Securities Act.

Tag-along Rights

Each of Makena and Townsend have tag-along rights with respect to certain sales of our common stock intended by KKR REFT Asset Holdings, its permitted transferees and/or any of its affiliates (other than us or our subsidiaries) to a proposed buyer (other than a permitted transferee) in an amount equal to at least $20.0 million. The tag-along rights will terminate with respect to each investor when the investor and its affiliates no longer own at least 5% of our outstanding common stock.

Non-Voting Manager Units

In connection with our pre-IPO investors’ subscription for shares of our common stock in the private placements we consummated prior to our IPO, those investors were also allocated Non-Voting Manager Units. For each $100.0 million of shares of our common stock that were acquired by investors participating in the private placements, the investors were allocated 6.67% of our Manager's then-outstanding units. Each investor was allocated its pro rata share of the Non-Voting Manager Units based on the investor's shares of our common stock. Except for the Non-Voting Manager Units, the limited liability company interests of our Manager are owned and controlled by an indirect subsidiary of KKR. The Non-Voting Manager Units constituted 29.2% of our Manager's outstanding units as of December 31, 2017. KKR may exercise certain call rights with respect to the Non-Voting Manager Units beginning in October 2021, and holders may submit a notice of their intent to exercise certain put rights with respect to Manager Units beginning May 5, 2018. To facilitate compliance by Nan Shan with regulatory requirements applicable to it in connection with its investment in shares of our common stock in the private placements, we issued Nan Shan one share of our special non-voting preferred stock in lieu of that investor receiving Non-Voting Manager Units. The corresponding Non-Voting Manager Units are held by a taxable REIT subsidiary of our company. All distributions received by our subsidiary from these Non-Voting Manager Units are passed through to the investor as preferred distributions on its non-voting preferred stock, less applicable taxes and withholdings. These Non-Voting Manager Units constituted 4.7% of our Manager’s outstanding units as of December 31, 2017. Nan Shan received distributions in the amount of $0.3 million during the year ended December 31, 2017.

As of December 31, 2017, KKR, Makena, and Townsend and their respective affiliates held, directly and indirectly, 76.6%, 10.0% and 7.5% , respectively, of the Manager Units outstanding as of such date and received during the year ended December 31, 2017 distributions in the amount of $9.8 million, $0.6 million and $0.6 million, respectively, in respect of such interests.

Purchases of Our Common Stock by KKR, its Affiliates and Employees

KKR and its affiliates purchased 23,750,000 shares of our common stock prior to the completion of our IPO (equal to an aggregate investment of $475.0 million at a purchase price of $20.00 per share), and were issued an additional 8,616 shares as a reimbursement settled in shares of our common stock pursuant to a true-up provision in our stockholders agreement. Certain current and former employees of and non-employee consultants to KKR purchased 587,500 shares of our common stock (equal to an aggregate investment of $11.8 million at a purchase price of $20.00 per share) through a feeder vehicle in the private placements of our common stock prior to our IPO, and were issued an additional 1,350 shares pursuant to the true-up provision in our stockholders agreement. The feeder vehicle distributed the shares to these individuals in connection with our IPO. The transfer of such shares are restricted until November 2021 unless we decide to lift such restrictions in our sole discretion.

Relationship with KKR Capital Markets

KKR Capital Markets LLC, a subsidiary of KKR & Co. L.P. and an affiliate of ours and KKR REFT Asset Holdings, served as an underwriter in our IPO and received discounts and commissions of approximately $3.1 million in 2017.

KKR License Agreement

We have entered into a license agreement with KKR pursuant to which KKR has granted us a fully paid-up, royalty-free, non-exclusive license to use the name “KKR Real Estate Finance Trust Inc.,” the ticker symbol “KREF” and our domain name. Under this agreement, we have a right to use this name, ticker symbol and domain name for so long as our Manager (or another affiliate of KKR) serves as our manager pursuant to the management agreement and our Manager (or another managing entity) remains an affiliate of KKR under the license agreement. The license agreement may also be earlier terminated by either party as a result of certain breaches or for convenience upon 90 days’ prior written notice. KKR and its affiliates will retain the right to continue using the “KKR” name. In the event that the license agreement is terminated, we will be required to change our name, ticker symbol and domain name and cease using the “KKR” name.

Indemnification Agreements

We have entered into indemnification agreements with our directors and executive officers. These agreements require us to indemnify these individuals to the fullest extent permitted under Maryland law and our charter against liabilities that may arise by reason of their service to us, and to advance expenses incurred as a result of any proceeding against them as to which they could be indemnified. Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors or executive officers, we have been informed that in the opinion of the SEC such indemnification is against public policy and is therefore unenforceable.

There is currently no pending material litigation or proceeding involving any of our directors and executive officers for which indemnification is sought.

Related Person Transaction Policy

Our board of directors has adopted a written related person transaction policy, setting forth the policies and procedures for the review, approval or ratification of related person transactions. This policy covers, with certain exceptions set forth in Item 404 of Regulation S-K under the Securities Act, any financial transaction, arrangement or relationship, or any series of similar transactions, arrangements or relationships, in which we were or are to be a participant, where the amount involved exceeds $120,000 and a related person had or will have a direct or indirect material interest. Under the policy, related person transactions are approved or ratified by our board of directors or a duly authorized committee of the board of directors. Under this policy, directors recuse themselves from any vote on a related person transaction in which they have an interest.

Director Independence

Information regarding director independence is included under Part III, Item 10. "Directors and Executive Officers of the Registrant."

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees for professional services rendered by Deloitte & Touche LLP (“Deloitte”) for the audit of our financial statements for 2017 and 2016 and fees billed for other services rendered by Deloitte for those periods (dollars in thousands):

	2017	2016
Audit fees(1)	$525	$289
Audit related fees(2)	—	—
Tax fees(3)	116	28
All other fees(4)	606	143
Total	$1,247	$460

(1)	Audit fees include amounts billed to us related to annual financial statement audit work and quarterly financial statement reviews.

(2)	There were no audit related fees incurred in 2017 or 2016.

(3)	Tax fees include tax compliance, tax planning, tax advisory, and related tax services.

(4)	All other fees include Deloitte’s consents, comfort letters, and other services related to SEC and other regulatory filings.

Consistent with SEC policies regarding auditor independence and our audit committee’s charter, our audit committee has responsibility for engaging, setting compensation for and reviewing the performance of our independent registered public accounting firm. In exercising this responsibility, effective with the completion of our IPO, our audit committee adopted a policy for pre-approval of all audit and permissible non-audit services to be provided by our independent registered public accounting firm. Under its policy, our audit committee approves, prior to engagement, the services within each category to be provided by independent registered public accounting firm, and each category is subject to a pre-approved fee limit. The audit committee then receives periodically during the year information by category about the actual fees incurred versus the pre-approved amount. If circumstances may arise when it becomes necessary to engage the independent registered public accounting firm for additional services not contemplated in the original pre-approval categories or above the pre-approved amounts, the audit committee requires pre-approval for such additional services or such additional amounts. The audit committee may delegate pre-approval authority to one or more of its members, and the delegated member must report any pre-approval decisions to the audit committee at its next scheduled meeting.

PART IV.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)    The following documents are filed as part of this Annual Report on Form 10-K.

1.    Financial Statements

See Item 8 above.

2.    Financial Statement Schedules:

See Schedule IV — Mortgage Loans on Real Estate as of December 31, 2017 of this Annual Report on Form 10-K.

3.    Exhibits:

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

10.1
Third Amended and Restated Management Agreement, dated as of May 5, 2017, between KKR Real Estate Finance Trust Inc. and KKR Real Estate Finance Manager LLC (incorporated by reference to Exhibit 10.2to the Company’s Current Report on Form 8-K (001-38082) filed on May 10, 2017).

10.2
Stockholders Agreement, dated as of March 29, 2016, among KKR Fund Holdings L.P., the stockholders party thereto, KKR Real Estate Finance Trust Inc. and KKR Real Estate Finance Manager LLC (incorporated by reference to Exhibit 10.2 to the Company’s Registration on Form S-11 (333-217126) filed on April 3, 2017).

10.3
First Amendment to the Stockholders Agreement, dated as of September 29, 2016, among KKR Real Estate Finance Trust Inc., KKR Real Estate Finance Manager LLC, KKR Fund Holdings L.P. and the stockholders party thereto (incorporated by reference to Exhibit 10.3 to the Company’s Registration on Form S-11 (333-217126) filed on April 3, 2017).

10.4
Second Amendment to the Stockholders Agreement, dated as of January 9, 2017, among KKR Real Estate Finance Trust Inc., KKR Real Estate Finance Manager LLC, KKR Fund Holdings L.P. and the stockholders party thereto (incorporated by reference to Exhibit 10.4 to the Company’s Registration on Form S-11 (333-217126) filed on April 3, 2017)

10.5
Registration Rights Agreement, dated as of March 29, 2016, among KKR Real Estate Finance Trust Inc., KKR Fund Holdings L.P. and the other investors party thereto (incorporated by reference to Exhibit 10.5 to the Company’s Registration on Form S-11 (333-217126) filed on April 3, 2017).

10.6
First Amendment to the Registration Rights Agreement, dated as of September 29, 2016, among KKR Real Estate Finance Trust Inc., KKR Fund Holdings L.P. and the other investors party thereto (incorporated by reference to Exhibit 10.6 to the Company’s Registration on Form S-11 (333-217126) filed on April 3, 2017).

10.7
Amended and Restated Investment Agreement, dated as of October 8, 2015, among KKR Real Estate Finance Trust Inc., KKR Real Estate Finance Holdings L.P., SteepRock Capital II LLC and REFH SR Mezz LLC (incorporated by reference to Exhibit 10.7 to the Company’s Registration on Form S-11 (333-217126) filed on April 3, 2017).

10.8
Uncommitted Master Repurchase Agreement, dated as of October 15, 2015, between KREF Lending II LLC and JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.8 to the Company’s Registration on Form S-11 (333-217126) filed on April 3, 2017).

10.9
Guarantee Agreement, dated as of October 15, 2015, made by KKR Real Estate Finance Holdings L.P. in favor of JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.9 to the Company’s Registration on Form S-11 (333-217126) filed on April 3, 2017).

10.10
Master Repurchase and Securities Contract, dated as of October 21, 2015, between KREF Lending I LLC and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.10 to the Company’s Registration on Form S-11 (333-217126) filed on April 3, 2017).

10.11
Amendment No. 1 to Master Repurchase and Securities Contract and Omnibus Amendment to Repurchase Documents, dated as of February 4, 2016, between KREF Lending I LLC and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.11 to the Company’s Registration on Form S-11 (333-217126) filed on April 3, 2017).

10.12
Amendment No. 2 to Master Repurchase and Securities Contract, Guarantee Agreement, Servicing Agreement and Custodial Agreement, dated as of September 9, 2016, among KREF Lending I LLC, Wells Fargo Bank, National Association, KKR Real Estate Finance Holdings, L.P. and Situs Asset Management LLC (incorporated by reference to Exhibit 10.12 to the Company’s Registration on Form S-11 (333-217126) filed on April 3, 2017).

10.13
Guarantee Agreement, dated as of October 21, 2015, made by KKR Real Estate Finance Holdings L.P. in favor of Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.13 to the Company’s Registration on Form S-11 (333-217126) filed on April 3, 2017).

10.14
Limited Guaranty, dated as of September 30, 2016, made by KKR Real Estate Finance Holdings L.P. in favor of Goldman Sachs Bank USA (incorporated by reference to Exhibit 10.15 to the Company’s Registration on Form S-11 (333-217126) filed on April 3, 2017).

10.15
Amendment No. 1 to Master Repurchase and Securities Contract and Omnibus Amendment to Repurchase Documents, dated as of February 4, 2016, between KREF Lending I LLC and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.11 to the Company’s Registration on Form S-11 (333-217126) filed on April 3, 2017).

10.16
Amended & Restated Master Purchaser Agreement, dated as of November 1, 2017, among KREF Lending III LLC, KREF Lending III TRS LLC and Goldman Sachs Bank USA (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017 (001-38082)).

10.17
Reaffirmation of Guaranty, dated as of November 1, 2017, made by KKR Real Estate Finance Holdings L.P. in favor of Goldman Sachs Bank USA (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017 (001-38082)).

10.18
Master Repurchase and Securities Contract Agreement, dated as of December 6, 2016, between Morgan Stanley Bank, N.A. and KREF Lending IV LLC (incorporated by reference to Exhibit 10.16 to the Company’s Registration on Form S-11 (333-217126) filed on April 3, 2017).

10.19
Omnibus Amendment, dated as of November 10, 2017, to the Master Repurchase and Securities Contract Agreement, dated as of December 6, 2016, between Morgan Stanley Bank, N.A. and KREF Lending IV LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (001-38082) filed on November 13, 2017).

10.20	Guaranty Agreement, dated as of December 6, 2016, made by KKR Real Estate Finance Holdings L.P. in favor of Morgan Stanley Bank, N.A.

10.21
Amended and Restated Master Repurchase and Securities Contract, dated as of April 7, 2017, between KREF Lending I LLC and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.20 to the Company’s Registration on Form S-11/A (333-217126) filed on April 13, 2017).

10.22
Amendment No. 1 to Amended and Restated Master Repurchase and Securities Contract, dated as of September 20, 2017, between KREF Lending I LLC and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017 (001-38082)).

10.23
Amendment No. 3 to Guarantee Agreement, dated as of April 7, 2017, between Wells Fargo Bank, National Association and KKR Real Estate Finance Holdings L.P. (incorporated by reference to Exhibit 10.20 to the Company’s Registration on Form S-11/A (333-217126) filed on April 13, 2017).

10.24
Trademark License Agreement, dated as of May 4, 2017, between Kohlberg Kravis Roberts & Co. L.P. and KKR Real Estate Finance Trust Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (001-38082) filed on May 10, 2017).

10.25
Credit Agreement, dated as of May 4, 2017, among KREF Holdings X LLC, KKR Real Estate Finance Holdings L.P. and Barclays Bank PLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (001-38082) filed on May 10, 2017)

10.26†	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.19 to the Company’s Registration on Form S-11/A (333-217126) filed on April 26, 2017).

10.27†
Amended and Restated KKR Real Estate Finance Trust Inc. 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.18 to the Company’s Registration on Form S-11/A (333-217126) filed on April 26, 2017).

10.28†
Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement for Non-Employee Directors (incorporated by reference to Exhibit 10.23 to the Company’s Registration on Form S-11/A (333-217126) filed on May 1, 2017).

10.29†	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement.

21.1	Subsidiaries of KKR Real Estate Finance Trust Inc.

23.1	Consent of Deloitte & Touche LLP.

31.1	Certificate of Christen E.J. Lee, Co-President and Co-Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Matthew A. Salem, Co-President and Co-Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certificate of William B. Miller, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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
_______________________

† Management contract or compensatory plan in which directors and/or executive officers are eligible to participate.

Certain agreements and other documents filed as exhibits to this Annual Report on Form 10-K contain representations and warranties that the parties thereto made to each other. These representations and warranties have been made solely for the benefit of the other parties to such agreements and may have been qualified by certain information that has been disclosed to the other parties to such agreements and other documents and that may not be reflected in such agreements and other documents. In addition, these representations and warranties may be intended as a way of allocating risks among parties if the statements contained therein prove to be incorrect, rather than as actual statements of fact. Accordingly, there can be no reliance on any such representations and warranties as characterizations of the actual state of facts. Moreover, information concerning the subject matter of any such representations and warranties may have changed since the date of such agreements and other documents.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KKR REAL ESTATE FINANCE TRUST INC.

Date:	February 28, 2018	By:	/s/ Christen E.J. Lee
Name: Christen E.J. Lee
Title: Co-Chief Executive Officer and Co-President
(Co-Principal Executive Officer)

Date:	February 28, 2018	By:	/s/ Matthew A. Salem
Name: Matthew A. Salem
Title: Co-Chief Executive Officer and Co-President
(Co-Principal Executive Officer)

Pursuant to the requirements of the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below and on the dates indicated below.

Date:	February 28, 2018	By:	/s/ Christen E.J. Lee
Name: Christen E.J. Lee
Title: Co-Chief Executive Officer and Co-President
(Co-Principal Executive Officer)

Date:	February 28, 2018	By:	/s/ Matthew A. Salem
Name: Matthew A. Salem
Title: Co-Chief Executive Officer and Co-President
(Co-Principal Executive Officer)

Date:	February 28, 2018	By:	/s/ William B. Miller
Name: William B. Miller
Title: Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

Date:	February 28, 2018	By:	/s/ Ralph F. Rosenberg
Name: Ralph F. Rosenberg
Title: Director

Date:	February 28, 2018	By:	/s/ Todd A. Fisher
Name: Todd A. Fisher
Title: Director

Date:	February 28, 2018	By:	/s/ Terrence R. Ahern
Name: Terrence R. Ahern
Title: Director

Date:	February 28, 2018	By:	/s/ Jonathan A. Langer
Name: Jonathan A. Langer
Title: Director

Date:	February 28, 2018	By:	/s/ R. Craig Blanchard
Name: R. Craig Blanchard
Title: Director

Date:	February 28, 2018	By:	/s/ Deborah H. McAneny
Name: Deborah H. McAneny
Title: Director