Form 10-Q
period 2018-03-31
KKR Real Estate Finance Trust Inc.
filed 2018-05-09
CIK 1631596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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

The number of shares of the registrant's common stock, par value $0.01 per share, outstanding as of May 8, 2018 was 53,057,429.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q ("Form 10-Q") contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which reflect our current views with respect to, among other things, our operations and financial performance. You can identify these forward-looking statements by the use of words such as "outlook," "believe," "expect," "potential," "continue," "may," "should," "seek," "approximately," "predict," "intend," "will," "plan," "estimate," "anticipate," the negative version of these words, other comparable words or other statements that do not relate strictly to historical or factual matters. By their nature, forward-looking statements speak only as of the date they are made, are not statements of historical fact or guarantees of future performance and are subject to risks, uncertainties, assumptions or changes in circumstances that are difficult to predict or quantify. Our expectations, beliefs and projections are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that management's expectations, beliefs and projections will result or be achieved and actual results may vary materially from what is expressed in or indicated by the forward-looking statements.

There are a number of risks, uncertainties and other important factors that could cause our actual results to differ materially from the forward-looking statements contained in this Form 10-Q. Such risks, uncertainties and other important factors include, among others, the risks, uncertainties and factors set forth under Part I, Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 filed with the Securities and Exchange Commission on February 28, 2018 (the "Form 10-K"). Such risks and uncertainties include, but are not limited to, the following:

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

There may be other factors that may cause our actual results to differ materially from the forward-looking statements, including factors set forth under Part I, Item 1A. "Risk Factors" in the Form 10-K and Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Form 10-Q. Report as such factors may be updated from time to time in our other periodic filings with the SEC, which are accessible on the SEC's website at www.sec.gov and on the investor relations section of our website at www.kkrreit.com. You should evaluate all forward-looking statements made in this Form 10-Q in the context of these risks and uncertainties.

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
FOR THE QUARTER ENDED MARCH 31, 2018

PART I — FINANCIAL INFORMATION
ITEM I. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

KKR Real Estate Finance Trust Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)
(Amounts in thousands, except share and per share data)

	March 31, 2018	December 31, 2017(A)
Assets
Cash and cash equivalents	$23,124	$103,120
Restricted cash	—	400
Commercial mortgage loans, held-for-investment, net	2,273,190	1,888,510
Equity method investments, at fair value	18,295	14,390
Accrued interest receivable	8,796	8,423
Other assets	2,755	7,239
Commercial mortgage loans held in variable interest entities, at fair value	5,278,715	5,372,811
Total Assets	$7,604,875	$7,394,893

Liabilities and Equity
Liabilities
Secured financing agreements, net	$1,282,583	$964,800
Loan participations sold, net	81,500	81,472
Accounts payable, accrued expenses and other liabilities	3,111	2,465
Dividends payable	21,458	19,981
Accrued interest payable	2,138	1,623
Due to affiliates	4,082	4,442
Variable interest entity liabilities, at fair value	5,157,430	5,256,926
Total Liabilities	6,552,302	6,331,709

Commitments and Contingencies (Note 9)

Temporary Equity
Redeemable noncontrolling interests in equity of consolidated joint venture	1,329	3,090
Redeemable preferred stock	949	949

Permanent Equity
Preferred stock, 50,000,000 authorized (1 share with par value of $0.01 issued and outstanding as of March 31, 2018 and December 31, 2017, respectively)	—	—
Common stock, 300,000,000 authorized (53,075,575 and 53,685,440 shares with par value of $0.01 issued and outstanding as of March 31, 2018 and December 31, 2017, respectively)	531	537
Additional paid-in capital	1,053,869	1,052,851
Retained earnings	8,330	6,280
Repurchased stock, 636,263 and 26,398 shares repurchased as of March 31, 2018 and December 31, 2017, respectively	(12,435)	(523)
Total KKR Real Estate Finance Trust Inc. stockholders’ equity	1,050,295	1,059,145
Total Permanent Equity	1,050,295	1,059,145
Total Liabilities and Equity	$7,604,875	$7,394,893

(A)	Derived from the audited consolidated financial statements as of December 31, 2017.

See Notes to Condensed Consolidated Financial Statements.

KKR Real Estate Finance Trust Inc. and Subsidiaries

Condensed Consolidated Statements of Income (Unaudited)
(Amounts in thousands, except share and per share data)

	For the Three Months Ended March 31,
	2018	2017
Net Interest Income
Interest income	$31,694	$12,906
Interest expense	10,690	3,953
Total net interest income	21,004	8,953
Other Income
Change in net assets related to consolidated variable interest entities	8,489	4,610
Income from equity method investments	548	16
Other income	161	164
Total other income (loss)	9,198	4,790

Operating Expenses
General and administrative	2,663	952
Management fees to affiliate	3,939	2,036
Total operating expenses	6,602	2,988

Income (Loss) Before Income Taxes, Noncontrolling Interests and Preferred Dividends	23,600	10,755
Income tax expense	175	122
Net Income (Loss)	23,425	10,633
Redeemable Noncontrolling Interests in Income (Loss) of Consolidated Joint Venture	34	46
Noncontrolling Interests in Income (Loss) of Consolidated Joint Venture	—	210
Net Income (Loss) Attributable to KKR Real Estate Finance Trust Inc. and Subsidiaries	23,391	10,377
Preferred Stock Dividends	111	13
Net Income (Loss) Attributable to Common Stockholders	$23,280	$10,364

Net Income (Loss) Per Share of Common Stock
Basic	$0.44	$0.39
Diluted	$0.44	$0.39
Weighted Average Number of Shares of Common Stock Outstanding
Basic	53,337,915	26,879,428
Diluted	53,378,467	26,879,428

Dividends Declared per Share of Common Stock	$0.40	$0.35

See Notes to Condensed Consolidated Financial Statements.

KKR Real Estate Finance Trust Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Equity

For the Three Months Ended March 31, 2018 and 2017
(Amounts in thousands, except share data)

	Permanent Equity										Temporary Equity
	KKR Real Estate Finance Trust Inc.
	Preferred Stock		Common Stock
	Shares	Stated Value	Shares	Par Value	Additional Paid-In Capital	Retained Earnings	Repurchased Stock	Total KKR Real Estate Finance Trust Inc. Stockholders' Equity	Noncontrolling Interests in Equity of Consolidated Joint Venture	Total Permanent Equity	Redeemable Noncontrolling Interests in Equity of Consolidated Joint Venture	Redeemable Preferred Stock
Balance at December 31, 2016	126	$125	24,158,392	$242	$479,417	$17,914	$—	$497,698	$7,339	$505,037	$3,030	$—
Issuance of stock	—	—	7,386,208	73	147,291	—	—	147,364	—	147,364	—	359
Offering costs	—	—	—	—	(61)	—	—	(61)	—	(61)	—	—
Preferred dividends declared	—	—	—	—	—	(4)	—	(4)	—	(4)	—	(9)
Common dividends declared	—	—	—	—	—	(8,455)	—	(8,455)	—	(8,455)	—	—
Capital contributions	—	—	—	—	—	—	—	—	(146)	(146)	(37)	—
Net income (loss)	—	—	—	—	—	10,368	—	10,368	210	10,578	46	9
Balance at March 31, 2017	126	$125	31,544,600	$315	$626,647	$19,823	$—	$646,910	$7,403	$654,313	$3,039	$359

Balance at December 31, 2017	1	$—	53,685,440	$537	$1,052,851	$6,280	$(523)	$1,059,145	$—	$1,059,145	$3,090	$949
Repurchase of common stock	—	—	(609,865)	(6)	—	—	(11,912)	(11,918)	—	(11,918)	—	—
Preferred dividends declared	—	—	—	—	—	—	—	—	—	—	—	(111)
Common dividends declared	—	—	—	—	—	(21,230)	—	(21,230)	—	(21,230)	—	—
Capital distributions	—	—	—	—	—	—	—	—	—	—	(1,795)	—
Stock-based compensation	—	—	—	—	1,018	—	—	1,018	—	1,018	—	—
Net income (loss)	—	—	—	—	—	23,280	—	23,280	—	23,280	34	111
Balance at March 31, 2018	1	$—	53,075,575	$531	$1,053,869	$8,330	$(12,435)	$1,050,295	$—	$1,050,295	$1,329	$949

See Notes to Condensed Consolidated Financial Statements.

KKR Real Estate Finance Trust Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)
(Amounts in thousands)

	For the Three Months Ended March 31,
	2018	2017
Cash Flows From Operating Activities
Net income (loss)	$23,425	$10,633
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of deferred debt issuance costs and discounts	564	435
Accretion of net deferred loan fees and discounts	(1,362)	(533)
Interest paid-in-kind	—	(318)
Change in noncash net assets of consolidated variable interest entities	(5,377)	(1,498)
(Income) from equity method investments	(548)	(16)
Stock-based compensation expense	1,018	—
Changes in operating assets and liabilities:
Accrued interest receivable, net	(397)	(1,249)
Other assets	97	(1,026)
Due to affiliates	(360)	(1,466)
Accounts payable, accrued expenses and other liabilities	495	2,561
Accrued interest payable	516	149
Net cash provided by (used in) operating activities	18,071	7,672

Cash Flows From Investing Activities
Proceeds from principal repayments of commercial mortgage loans, held-for-investment	39,557	—
Origination of commercial mortgage loans, held-for-investment	(418,290)	(234,719)
Investment in commercial mortgage-backed securities, equity method investee	(4,000)	—
Proceeds from commercial mortgage-backed securities, equity method investee	482	—
Net cash provided by (used in) investing activities	(382,251)	(234,719)

See Notes to Condensed Consolidated Financial Statements.

KKR Real Estate Finance Trust Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)
(Amounts in thousands)

	For the Three Months Ended March 31,
	2018	2017
Cash Flows From Financing Activities
Proceeds from borrowings under secured financing agreements	317,750	147,000
Proceeds from issuances of common stock	—	147,723
Payments of common stock dividends	(19,864)	(8,455)
Payments of debt issuance costs	(389)	(291)
Payments of stock issuance costs	—	(969)
Payments of redeemable noncontrolling interest distributions	(1,795)	(37)
Payments of noncontrolling interest distributions	—	(146)
Payments to reacquire common stock	(11,918)	—
Net cash provided by (used in) financing activities	283,784	284,825

Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	(80,396)	57,778
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	103,520	96,346
Cash, Cash Equivalents, and Restricted Cash at End of Period	$23,124	$154,124

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$8,823	$3,311
Cash paid during the period for income taxes	98	3

Supplemental Schedule of Non-Cash Investing and Financing Activities
Dividend declared, not yet paid	$21,458	$13

See Notes to Condensed Consolidated Financial Statements.

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollars in tables in thousands, except per share amounts)

Note 1. Business and Organization
KKR Real Estate Finance Trust Inc. (together with its consolidated subsidiaries, referred to throughout this report as the "Company", "KREF", "we", "us" and "our") is a Maryland corporation that was formed and commenced operations on October 2, 2014 as a mortgage "real estate investment trust" ("REIT") that focuses primarily on originating and acquiring senior loans secured by commercial real estate assets.

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

As of March 31, 2018, KKR beneficially owned 23,758,616 shares of KREF's common stock, of which 3,758,616 shares were held by KKR on behalf of a third-party investor.

As of March 31, 2018, KREF's principal business activities related to the origination and purchase of credit investments related to commercial real estate. Management assesses performance of KREF's current portfolio of leveraged and unleveraged commercial mortgage loans and commercial mortgage-backed securities ("CMBS") as a whole and makes operating decisions accordingly. As a result, management presents KREF's operations within a single reporting segment.

Note 2. Summary of Significant Accounting Policies
Basis of Presentation — The accompanying unaudited condensed consolidated financial statements and related notes of KREF are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and instructions to Form 10-Q. The condensed consolidated financial statements, including these notes, are unaudited and exclude some of the disclosures required in annual financial statements. Accordingly, certain information and footnote disclosures normally included in the consolidated financial statements have been condensed or omitted. The condensed consolidated financial statements include the accounts of KREF and its consolidated subsidiaries, and all intercompany transactions and balances have been eliminated. In the opinion of management, all adjustments considered necessary for a fair presentation of KREF’s financial position, results of operations and cash flows have been included and are of a normal and recurring nature. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. These condensed consolidated financial statements should be read in conjunction with KREF’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 filed with the Securities and Exchange Commission on February 28, 2018 (the "Form 10-K").

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

KKR Real Estate Finance Trust Inc.
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

For the trusts that KREF consolidates, KREF holds non-investment grade rated and unrated tranches that represent the most subordinated tranches of the CMBS issued by those trusts, which include the controlling class. As the holder of the most subordinate tranche, KREF is in a first loss position and has the right to receive benefits. As the holder of the controlling class, KREF has the ability to unilaterally appoint and remove the special servicer for the trust. In these cases, management considers KREF to be the primary beneficiary and consolidates the CMBS trusts.

For VIEs in which management determines KREF is the primary beneficiary, all of the underlying assets, liabilities and equity of the trusts are recorded on KREF's books, and the initial investment, along with any associated unrealized holding gains and losses, are eliminated in consolidation. Similarly, the interest income earned from these trusts is eliminated in consolidation.

Management elected the fair value option for KREF's initial and subsequent recognition of the assets and liabilities of KREF's consolidated CMBS VIEs in order to provide users of the financial statements with better information regarding the effects of credit risk and other market factors on the CMBS beneficially held by KREF's stockholders. Since the changes in fair value include the interest income and interest expense associated with these CMBS VIEs, management does not consider the separate presentation of the components of fair value changes to be relevant. Management has elected to present these items in aggregate as "Other Income — Change in net assets related to consolidated variable interest entities" in the accompanying Condensed Consolidated Statements of Income; the residual difference between the fair value of the trusts' assets and liabilities represents KREF's beneficial interest in the CMBS VIEs.

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

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollars in tables in thousands, except per share amounts)

REO assets generally represent a small percentage of the overall asset pool of a CMBS trust. In a new issue CMBS trust there are no REO assets, and no REO existed in KREF's consolidated VIE assets as of March 31, 2018. KREF derives the fair value of its Level 3 CMBS VIE assets from its Level 3 CMBS VIE liabilities, which management considers to possess more observable market value data than the CMBS VIE assets. See "— Fair Value — Valuation of Consolidated VIEs" for additional discussion regarding management's valuation of consolidated CMBS VIEs.

Commercial Mezzanine Loan Joint Venture — KREF consolidates a joint venture that holds a portion of KREF's investments in commercial mezzanine loans, and in which a third-party owns a 5.0% redeemable noncontrolling interest (Note 6 ). Management determined the joint venture to be a VIE as the third-party owners of the redeemable noncontrolling interest do not have substantive participating or kick-out rights. KREF owns 95.0% of the equity interests in the joint venture and participates in the profits and losses. Management considers KREF to be the primary beneficiary of the joint venture as KREF holds decision-making power over the activities that most significantly impact the economic performance of the joint venture.

Noncontrolling Interests — Noncontrolling interests represent the ownership interests in certain consolidated subsidiaries held by entities or persons other than KREF. Those noncontrolling interests that allow the holder to redeem before liquidation or termination of the entity that issued those interests are considered redeemable noncontrolling interests.

The redeemable noncontrolling interests issued by subsidiaries of KREF are subject to certain restrictions and require KREF to transfer assets or issue equity to satisfy the redemption. As KREF does not control the circumstances under which the noncontrolling interests may redeem their interests, management considers these redeemable noncontrolling interests as temporary equity, presented as "Temporary Equity — Redeemable noncontrolling interests in equity of consolidated joint venture" in the accompanying Condensed Consolidated Balance Sheets and their share of "Net Income (Loss)" as "Redeemable Noncontrolling Interests in Income (Loss) of Consolidated Joint Venture" in the Condensed Consolidated Statements of Income. KREF recorded the redeemable noncontrolling interests at fair value upon issuance by subsidiaries of KREF, and accretes to the redemption values at each subsequent reporting period date if KREF determines the noncontrolling interests are redeemable or probable to become redeemable. As of March 31, 2018, KREF determined that the redeemable noncontrolling interests were not currently redeemable or probable to become redeemable, and as a result did not adjust the value of the redeemable noncontrolling interests.

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

Management determined that its investment in an aggregator vehicle alongside KKR Real Estate Credit Opportunity Partners L.P. ("RECOP") is an interest in a VIE, however KREF is not the primary beneficiary and does not have substantive participating or kick-out rights. Management elected the fair value option for KREF's investment in RECOP. KREF records its share of net asset value in RECOP as “Equity method investments, at fair value” in its Condensed Consolidated Balance Sheets and its share of unrealized gains or losses in "Income from equity method investments" in its Condensed Consolidated Statements of Income (Note 6).

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

KKR Real Estate Finance Trust Inc.
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

Valuation Process — The Manager reviews the valuation of Level 3 financial instruments as part of KKR's quarterly process. As of March 31, 2018, KKR’s valuation process for Level 3 measurements, as described below, subjected valuations to the review and oversight of various committees. KKR has a global valuation committee assisted by the asset class-specific valuation committees, including a real estate valuation committee that reviews and approves all preliminary Level 3 valuations for real estate assets, including the financial instruments held by KREF. The global valuation committee is responsible for coordinating and implementing KKR’s valuation process to ensure consistency in the application of valuation principles across portfolio investments and between periods. All Level 3 valuations are also subject to approval by the global valuation committee.

Valuation of Consolidated VIEs — Management categorizes the financial assets and liabilities of the CMBS trusts that KREF consolidates as Level 3 assets and liabilities in the fair value hierarchy and has elected the fair value option for financial assets and liabilities of each CMBS trust. Management has adopted the measurement alternative included in Accounting Standards Update ("ASU") No. 2014-13, Measuring the Financial Assets and the Financial Liabilities of a Consolidated Collateralized Financing Entity ("ASU 2014-13"). Pursuant to ASU 2014-13, management measures both the financial assets and financial liabilities of the CMBS trusts consolidated by KREF using the fair value of the financial liabilities, which management considers more observable than the fair value of the financial assets. As a result, KREF presents the CMBS issued by the consolidated trust, but not beneficially owned by KREF's stockholders, as financial liabilities in KREF's condensed consolidated financial statements, measured at their estimated fair value; KREF measures the financial assets as the total estimated fair value of the CMBS issued by the consolidated trust, regardless of whether such CMBS represent interests beneficially owned by KREF's stockholders. Under the measurement alternative prescribed by ASU 2014-13, KREF's "Net Income (Loss)" reflects the economic interests in the consolidated CMBS beneficially owned by KREF's stockholders, presented as "Change in net assets related to consolidated variable interest entities" in the Condensed Consolidated Statements of Income, which includes applicable (i) changes in the fair value of CMBS beneficially owned by KREF, (ii) interest and servicing fees earned from the CMBS trust and (iii) other residual returns or losses of the CMBS trust, if any (Note 6).

Management categorizes the commercial mezzanine loans held by separate joint ventures, VIEs consolidated by KREF as primary beneficiary, as Level 3 assets in the fair value hierarchy as such assets are illiquid, structured instruments that are specific to the properties and their corresponding operating performance (Note 11).

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

KKR Real Estate Finance Trust Inc.
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

As of March 31, 2018 and December 31, 2017, KREF held $0 million and $0.4 million, respectively, of restricted cash related to good faith deposits and surety bond deposits. KREF receives good faith deposits from potential borrowers when originating or acquiring commercial mortgage loans, which KREF must return to the borrower in the event of a successful transaction or use to pay the costs it incurs in the event of a broken deal. Management considers these deposits restricted until the good faith deposit is returned to the borrower or management considers the deal broken.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash and cash equivalents reported within the Condensed Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Condensed Consolidated Statements of Cash Flows.

	March 31, 2018	December 31, 2017
Cash and cash equivalents	$23,124	$103,120
Restricted cash	—	400
Total cash, cash equivalents and restricted cash shown in the Condensed Consolidated Statements of Cash Flows	$23,124	$103,520

KREF must also maintain sufficient cash and cash equivalents to satisfy liquidity covenants related to its secured financing agreements. However, such amounts are not restricted from use in KREF's current operations, and KREF does not present these cash and cash equivalents as restricted. As of March 31, 2018 and December 31, 2017, KREF was required to maintain unrestricted cash and cash equivalents of at least $16.1 million and $12.1 million, respectively, to satisfy its liquidity covenants (Note 4).

Commercial Mortgage Loans Held‑For‑Investment and Provision for Loan Losses — KREF recognizes its investments in commercial mortgage loans based on management's intent, and KREF's ability, to hold those investments through their contractual maturity. Management classifies those loans that management does not intend to sell in the foreseeable future, and KREF is able to hold until maturity, as held-for-investment. Loans that are held‑for‑investment are carried at their aggregate outstanding face amount, net of applicable (i) unamortized origination or acquisition premiums and discounts, (ii) unamortized deferred nonrefundable fees and other direct loan origination costs, (iii) allowance for loan losses and (iv) charge-offs or write-downs of impaired loans. If a loan is determined to be impaired, management writes down the loan through a charge to the provision for loan losses. See "—Expense Recognition — Loan Impairment— Commercial Mortgage Loans, Held-For-Investment" for additional discussion regarding management’s determination for loan losses. KREF applies the interest method to amortize origination or acquisition premiums and discounts and deferred nonrefundable fees or other direct loan origination costs, or on a straight line basis when it approximates the interest method. Loans for which management elects the fair value option at the time of origination, or acquisition, are carried at fair value on a recurring basis (Note 3).

Commercial Mortgage Loans Held‑For‑Sale — Loans that KREF originates, or acquires, which KREF is unable to hold, or management intends to sell or otherwise dispose of, in the foreseeable future are classified as held‑for‑sale and are carried at the lower of amortized cost or fair value.

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollars in tables in thousands, except per share amounts)

Secured Financing Agreements — KREF's secured financing agreements are treated as collateralized financing transactions and consist of floating rate, uncommitted repurchase facilities carried at their contractual amounts, net of unamortized debt issuance costs (Note 4).

Loan Participations Sold, Net — In connection with its investments in senior loans, KREF finances certain investments through the syndication of non-recourse, or limited-recourse, loan participation to unaffiliated third parties. KREF’s presentation of the senior loan and related financing involved in the syndication depends upon whether GAAP recognized the transaction as a sale, though such differences in presentation do not generally impact KREF’s net stockholders’ equity or net income aside from timing differences in the recognition of certain transaction costs.

To the extent that GAAP recognizes a sale resulting from the syndication, KREF derecognizes the participation in the senior loan that KREF sold and continue to carry the retained portion of the loan as an investment. While KREF does not generally expect to recognize a material gain or loss on these sales, KREF would realize a gain or loss in an amount equal to the difference between the net proceeds received from the third party purchaser and its carrying value of the loan participation that KREF sold at time of sale. Furthermore, KREF recognizes interest income only on the portion of the senior loan that it retains as a result of the sale.
To the extent that GAAP does not recognize a sale resulting from the syndication, KREF does not derecognize the participation in the senior loan that it sold. Instead, KREF recognizes a loan participation sold liability in an amount equal to the principal of the loan participation syndicated less any unamortized discounts or financing costs resulting from the syndication. KREF continues to recognize interest income on the entire senior loan, including the interest attributable to the loan participation sold, as well as interest expense on the loan participation sold liability (Note 5).
Other Assets and Accounts Payable, Accrued Expenses and Other Liabilities — As of March 31, 2018, other assets included $2.3 million of deferred debt issuance costs related to credit facilities, net of $0.2 million accumulated amortization. As of December 31, 2017, other assets included a $4.6 million loan principal payment receivable from a third-party servicer and $2.1 million of deferred debt issuance costs related to credit facilities, net of $0.5 million accumulated amortization. Accounts payable, accrued expenses and other liabilities included $2.2 million and $1.6 million of miscellaneous accounts payable and accrued expenses as of March 31, 2018 and December 31, 2017, respectively.

Special Non-Voting Preferred Stock ("SNVPS") — Equity instruments that are redeemable for cash or other assets are classified as temporary equity if the instrument is redeemable, at the option of the holder, at a fixed or determinable price on a fixed or determinable date or upon the occurrence of an event that is not solely within the control of the issuer. Redeemable equity instruments are initially carried at the fair value of the equity instrument at the issuance date, which is subsequently adjusted at each balance sheet date if the instrument is currently redeemable or probable of becoming redeemable. The fair value of the instrument is adjusted to reflect the instrument’s redemption amount at each balance sheet date if KREF determines the SNVPS is redeemable or it is probable that the SNVPS will become redeemable. KREF accounted for the SNVPS as redeemable preferred stock since a third party holds a redemption option, exercisable after May 5, 2018, and such redemption is not solely within KREF’s control. As of March 31, 2018, KREF determined that the SNVPS was neither currently redeemable nor was it probable that the SNVPS would become redeemable, and did not adjust its value as a result. KREF presents the SNVPS as “Temporary Equity — Redeemable preferred stock” in the accompanying Condensed Consolidated Balance Sheets (Note 7).

Income Recognition

Interest Income — Loans where management expects to collect all contractually required principal and interest payments are considered performing loans. KREF accrues interest income on performing loans based on the outstanding principal amount and contractual terms of the loan. Interest income also includes origination fees and direct loan origination costs for loans that KREF originates, but where management did not elect the fair value option, as a yield adjustment using the interest method over the loan term, or on a straight line basis when it approximates the interest method. KREF expenses origination fees and direct loan origination costs for loans acquired, but not originated, by KREF as well as loans for which management elected the fair value option, as incurred.

Realized Gain (Loss) on Sale of Investments — KREF recognizes the excess, or deficiency, of net proceeds received, less the net carrying value of such investments, as realized gains or losses, respectively. KREF reverses cumulative, unrealized gains or losses previously reported in its Condensed Consolidated Statements of Income with respect to the investment sold at the time of sale.

KKR Real Estate Finance Trust Inc.
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

Management considers loans to be past due when a monthly payment is due and unpaid for 60 days or more. Loans are placed on nonaccrual status and considered non-performing when full payment of principal and interest is in doubt, which generally occurs when principal or interest is 120 days or more past due unless the loan is both well secured and in the process of collection. Management may return a loan to accrual status when repayment of principal and interest is reasonably assured under the terms of the restructured loan. As of March 31, 2018, KREF did not hold any loans that management placed on nonaccrual status or otherwise considered past due.

In addition to reviewing commercial mortgage loans held-for-investment for impairment, the Manager evaluates KREF's commercial mortgage loans to determine if an allowance for loan loss should be established. In conjunction with this review, the Manager assesses the risk factors of each loan, and assigns a risk rating based on a variety of factors, including, without limitation, underlying real estate performance and asset value, values of comparable properties, durability and quality of property cash flows, sponsor experience and financial wherewithal, and the existence of a risk-mitigating loan structure. Additional key considerations include loan-to-value ratios, debt service coverage ratios, loan structure, real estate and credit market dynamics, and risk of default or principal loss. Based on a five-point scale, KREF's loans are rated "1" through "5," from less risk to greater risk, which ratings are defined as follows:

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

KKR Real Estate Finance Trust Inc.
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

Deferred Debt Issuance Costs — Management capitalizes and amortizes deferred debt facility costs incurred when entering repurchase agreements on a straight-line basis over the expected term of the facility and incremental costs incurred when KREF draws on those facilities using the interest method over the expected term of the draw, or on a straight line basis when it approximates the interest method. KREF presents such expensed amounts, as well as deferred amounts written off, as additional interest expense in its Condensed Consolidated Statements of Income.

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

As of March 31, 2018 and December 31, 2017, KREF did not have any material deferred tax assets or liabilities arising from future tax consequences attributable to differences between the carrying amounts of existing assets and liabilities in accordance with GAAP and their respective tax bases.

KREF recognizes tax benefits for uncertain tax positions only if it is more likely than not that the position is sustainable based on its technical merits. Interest and penalties on uncertain tax positions are included as a component of the provision for income taxes in KREF's Condensed Consolidated Statements of Income. As of March 31, 2018, KREF did not have any material uncertain tax positions.

Stock-Based Compensation

KREF’s stock-based compensation consists of awards issued to employees of the Manager or its affiliates, that vest over the life of the awards, as well as restricted stock units issued to certain members of KREF's board of directors. KREF recognizes the compensation cost of stock-based awards to employees of the Manager or its affiliates on a straight-line basis over the awards’ term at the then-current fair value at each reporting date. KREF amortizes the grant-date fair value of stock-based awards to certain members of its board of directors on a straight-line basis over the awards’ term.

Upon the adoption of ASU 2016-09, Compensation—Stock Compensation (Topic 718).KREF elected to account for forfeitures as they occur. Refer to Note 8 for additional information.

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollars in tables in thousands, except per share amounts)

Earnings per Share

Diluted earnings per share, or Diluted EPS, is determined using the treasury stock method, and is based on the net earnings attributable to common stockholders, including restricted stock units, divided by the weighted-average number of shares of common stock, including restricted stock units. Refer to Note 7 for additional discussion of earnings per share.

KREF presents basic and diluted earnings per share ("EPS"). Basic EPS, or Net Income (Loss) Per Share of Common Stock, Basic, is calculated by dividing Net Income (Loss) Attributable to Common Stockholders by the Basic Weighted Average Number of Shares of Common Stock Outstanding, for the period.

Diluted EPS, or Net Income (Loss) Per Share of Common Stock, Diluted, is calculated by starting with Basic EPS and adding the weighted average dilutive shares issuable from restricted stock units, computed using the treasury stock method, to the weighted average common shares outstanding in the denominator.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU No. 2014-09, Revenues from Contracts with Customers (Topic 606). The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which it expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under current guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. In adopting ASU 2014-09, entities have the option of using either a full retrospective or a modified approach to adopt the guidance in the ASU. KREF has adopted the modified approach. The adoption of this ASU beginning the first quarter of 2018 did not have a material impact on the Company's condensed consolidated financial statements.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10) - Recognition and Measurement of Financial Assets and Financial Liabilities. The standard: (i) requires that certain equity investments be measured at fair value, and modifies the assessment of impairment for certain other equity investments, (ii) changes certain disclosure requirements related to the fair value of financial instruments measured at amortized cost, (iii) changes certain disclosure requirements related to liabilities measured at fair value, (iv) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset, and (v) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. An entity should apply ASU No. 2016-01 by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The adoption of ASU No. 2016-01 beginning the first quarter of 2018 did not have a material impact on the Company's condensed consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting (Topic 718). ASU 2016-09 requires all income tax effects of share-based payment awards to be recognized in the income statement when the awards vest or are settled. It also allows an employer to repurchase more of an employee’s shares for tax withholding purposes than is permitted under current guidance without triggering liability accounting. Finally, the guidance allows a policy election to account for employee forfeitures as they occur. The guidance is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. In 2017, KREF adopted this guidance and determined there was no material impact on the Company's condensed consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses. The standard amends the existing credit loss model to reflect a reporting entity's current estimate of all expected credit losses and requires a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at a net amount expected to be collected through deduction of an allowance for credit losses from the amortized cost basis of the financial asset(s). ASU No. 2016-13 is effective for KREF in the first quarter of 2020. Early adoption is permitted beginning in the first quarter of 2019. While KREF is currently evaluating the impact ASU 2016-13 will have on KREF's condensed consolidated financial statements, we expect that the adoption will result in an increased amount of provisions for potential loan losses as well as the recognition of such provisions earlier in the credit cycle. KREF currently does not have any provision for loan losses on the condensed consolidated financial statements.

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollars in tables in thousands, except per share amounts)

Note 3. Commercial Mortgage Loans
The following table summarizes KREF's investments in commercial mortgage loans as of March 31, 2018 and December 31, 2017:

				Weighted Average
Loan Type	Outstanding Face Amount	Carrying Value	Loan Count	Floating Rate Loan %(A)	Coupon(A)	Life (Years)(B)
March 31, 2018
Loans held-for-investment
Senior loans(C)	$2,216,019	$2,201,709	23	100.0%	5.9%	3.7
Mezzanine loans(D)	71,730	71,481	9	63.4	11.5	4.2
	$2,287,749	$2,273,190	32	98.9	6.0	3.7
December 31, 2017
Loans held-for-investment
Senior loans(C)	$1,794,963	$1,782,054	18	100.0%	5.8%	3.7
Mezzanine loans(D)	106,730	106,456	10	75.4	11.3	3.7
	$1,901,693	$1,888,510	28	98.6	6.1	3.7

(A)	Average weighted by outstanding face amount of loan. Weighted average coupon assumes applicable one-month LIBOR rates of 1.88% and 1.56% as of March 31, 2018 and December 31, 2017, respectively.

(B)	The weighted average life of each loan is based on the expected timing of the receipt of contractual cash flows assuming all extension options are exercised by the borrower.

(C)
Includes loan participations sold with a face amount of $82.0 million and $82.0 million, and a carrying value of $81.5 million and $81.5 million as of March 31, 2018 and December 31, 2017, respectively.

(D)
A joint venture consolidated as a VIE in which a third party owns a 5.0% redeemable noncontrolling interest (Note 6) holds six commercial mezzanine loans, held-for-investment, with a $26.2 million outstanding face amount and carrying value as of March 31, 2018. This joint venture held seven commercial mezzanine loans, held-for-investment, with a $61.2 million outstanding face amount and carrying value as of December 31, 2017.

Activity — For the three months ended March 31, 2018, the loan portfolio activity was as follows:

	Held-for-Investment	Held-for-Sale	Total
Balance at December 31, 2017	$1,888,510	$—	$1,888,510
Purchases and originations, net(A)	418,290	—	418,290
Proceeds from principal repayments	(35,000)	—	(35,000)
Accretion of loan discount and other amortization, net(B)	1,390	—	1,390
Balance at March 31, 2018	$2,273,190	$—	$2,273,190

(A)	Net of applicable premiums, discounts and deferred loan origination costs.

(B)	Includes accretion of applicable discounts and deferred loan origination costs.

As of March 31, 2018 and December 31, 2017, there was $14.6 million and $13.2 million, respectively, of unamortized deferred loan fees and discounts included in commercial mortgage loans, held-for-investment, net on the condensed consolidated balance sheets.

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollars in tables in thousands, except per share amounts)

Loan Risk Ratings — As further described in Note 2, our Manager evaluates KREF's commercial mortgage loan portfolio on a quarterly basis. In conjunction with the quarterly commercial mortgage loan portfolio review, KREF's Manager assesses the risk factors of each loan, and assigns a risk rating based on a variety of factors. Loans are rated “1” (very low risk) through “5” Impaired/Loss Likely), which ratings are defined in Note 2. The following table allocates the principal balance and net book value of the loan portfolio based on KREF's internal risk ratings:

March 31, 2018				December 31, 2017
Risk Rating	Number of Loans	Net Book Value	Total Loan Exposure(A)	Risk Rating	Number of Loans	Net Book Value	Total Loan Exposure(A)
1	—	$—	$—	1	—	$—	$—
2	4	161,659	162,570	2	4	155,092	156,123
3	27	2,095,105	2,172,308	3	23	1,717,000	1,792,022
4	1	16,426	16,500	4	1	16,418	16,500
5	—	—	—	5	—	—	—
	32	$2,273,190	$2,351,378		28	$1,888,510	$1,964,645

(A)
In certain instances, we finance our loans through the non-recourse sale of a senior interest that is not included in our consolidated financial statements. Total loan exposure includes the entire loan we originated and financed, including $63.6 million and $63.0 million of such non-consolidated interests as of March 31, 2018 and December 31, 2017, respectively.

As of March 31, 2018, the average risk rating of KREF's portfolio was 2.9 (Average Risk), weighted by investment carrying value, with 99.3% of commercial mortgage loans held-for-investment, rated 3 (Average Risk) or better by KREF's Manager as compared to 2.9 (Average Risk) as of December 31, 2017.

Concentration of Credit Risk — The following tables present the geographies and property types of collateral underlying KREF's commercial mortgage loans as a percentage of the loans' carrying values, net of noncontrolling interests:

Loans Held-for-Investment

	March 31, 2018	December 31, 2017		March 31, 2018	December 31, 2017
Geography			Collateral Property Type
New York	32.3%	29.3%	Office	42.2%	41.7%
California	12.7	14.9	Multifamily	31.3	24.7
Georgia	9.3	11.0	Retail	11.6	13.8
Minnesota	9.1	7.0	Condo (Residential)	9.0	10.8
New Jersey	6.0	7.1	Industrial	5.6	6.8
Oregon	5.2	6.3	Hospitality	0.3	2.2
Hawaii	4.4	5.3	Total	100.0%	100.0%
Colorado	4.2	5.1
Washington D.C.	3.8	4.2
Washington	3.4	—
Florida	3.3	2.2
Texas	2.8	3.4
Tennessee	2.3	2.8
Illinois	0.7	0.9
Other U.S.	0.5	0.5
Total	100.0%	100.0%

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollars in tables in thousands, except per share amounts)

Note 4. Debt

The following table summarizes KREF's secured financing agreements and other consolidated debt obligations in place as of March 31, 2018 and December 31, 2017:

	March 31, 2018											December 31, 2017
	Facility							Collateral				Facility
						Weighted Average(B)
	Month Issued	Outstanding Face Amount	Carrying Value(A)	Maximum Facility Size	Final Stated Maturity	Funding Cost	Life (Years)	Outstanding Face Amount	Amortized Cost Basis	Carrying Value	Weighted Average Life (Years)(C)	Carrying Value(A)
Secured Financing Agreements
Master Repurchase Agreements(D)
Wells Fargo(E)	Oct 2015	$597,000	$593,838	$750,000	Apr 2022	4.1%	1.9	$844,809	$839,505	$839,505	3.8	$482,146
Morgan Stanley(F)	Dec 2016	554,347	552,994	600,000	Dec 2021	4.2	1.9	829,017	823,482	823,482	3.6	421,904
Goldman Sachs(G)	Sep 2016	135,750	135,750	400,000	Oct 2020	4.1	1.5	219,394	217,695	217,695	4.5	60,750
Revolving Credit Agreement
Barclays(H)	May 2017	—	—	75,000	May 2020	1.5	0.0	n.a.	n.a.	n.a.	n.a.	—
		1,287,097	1,282,582	1,825,000		4.2%	1.8					964,800
VIE Liabilities
CMBS(I)	Various	4,985,276	5,157,430	n.a.	Mar 2048 to Feb 2049	4.4%	6.9	5,294,435	n.a.	5,278,715	6.9	5,256,926
		4,985,276	5,157,430	n.a.		4.4	6.9					5,256,926
Total / Weighted Average		$6,272,373	$6,440,012	$1,825,000		4.4%	5.9					$6,221,726

(A)	Net of $4.5 million and $4.5 million unamortized debt issuance costs as of March 31, 2018 and December 31, 2017, respectively.

(B)	Average weighted by the outstanding face amount of borrowings.

(C)	Average based on the fully extended loan maturity, weighted by the outstanding face amount of the collateral.

(D)
Borrowings under these repurchase agreements are collateralized by senior loans, held-for-investment, and bear interest equal to the sum of (i) a floating rate index, equal to one-month LIBOR, subject to certain floors of not less than zero, or an index approximating LIBOR, and (ii) a margin, based on the collateral. As of March 31, 2018 and December 31, 2017, the percentage of the outstanding face amount of the collateral sold and not borrowed under these repurchase agreements, or average "haircut" weighted by outstanding face amount of collateral, was 32.0% and 32.9%, respectively (or 26.4% and 27.3%, respectively, if KREF had borrowed the maximum amount approved by its repurchase agreement counterparties as of such dates).

(E)
The current stated maturity of the facility is April 2020, which does not reflect two, twelve-month facility term extensions available to KREF, which is contingent upon certain covenants and thresholds. As of March 31, 2018, the collateral-based margin was between 1.75% and 2.15%.

(F)
In November 2017, KREF and Morgan Stanley Bank, N.A. ("Morgan Stanley") amended and restated the master repurchase agreement to extend the facility maturity date and to increase the maximum facility size from $500.0 million to $600.0 million and, subject to customary conditions, permits KREF to request the facility be further increased to $750.0 million. The current stated maturity of the facility is December 2020, which does not reflect one, twelve-month facility term extension available to KREF, which is contingent upon certain covenants and thresholds and, even if such covenants and thresholds are satisfied, is at the sole discretion of Morgan Stanley. As of March 31, 2018, the collateral-based margin was between 2.00% and 2.45%.

(G)
In November 2017, KREF and Goldman Sachs Bank USA ("Goldman Sachs") amended and restated the master repurchase agreement to extend the facility maturity date and to increase the maximum facility size from $250.0 million to $400.0 million. The amended and restated facility includes a $250.0 million term facility with a maturity date of October 2020 and a $150.0 million swingline facility with a revolving period of one year, and a three-year term on a per-asset basis as those assets are pledged to the facility. As of March 31, 2018, the carrying value excluded $1.1 million unamortized debt issuance costs presented as " — Other assets" in KREF's Condensed Consolidated Balance Sheets. As of March 31, 2018, the collateral-based margin was 2.00%.

(H)
In May 2017, KREF entered into a $75.0 million corporate secured revolving credit facility administered by Barclays Bank PLC ("Barclays "). The current stated maturity of the facility is May 2019, which does not reflect one, twelve-month facility term extension available to KREF at the discretion of Barclays. Borrowings under the facility bear interest at a per annum rate equal to the sum of (i) a floating rate index and (ii) a fixed margin. Amounts borrowed under this facility are 100% recourse to KREF. As of March 31, 2018, the carrying value excluded $1.1 million unamortized debt issuance costs presented as " — Other assets" in KREF's Condensed Consolidated Balance Sheets.

(I)
Facility amounts represent CMBS issued by five trusts that KREF consolidates, but that are not beneficially owned by KREF's stockholders. The facility and collateral carrying amounts included $18.7 million accrued interest payable and $19.8 million accrued interest receivable as of March 31, 2018. As of December 31, 2017, the facility and collateral carrying amounts included $18.7 million accrued interest payable and $19.7 million accrued interest receivable. The final stated maturity date represents the rated final distribution date of CMBS issued by trusts that KREF consolidates, but that are not beneficially owned by KREF's stockholders. Refer to Note 6 for additional discussion of KREF's VIE assets and liabilities. See Note 13 for activities subsequent to March 31, 2018.

The preceding table excludes loan participations sold (Note 5).

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollars in tables in thousands, except per share amounts)

As of March 31, 2018 and December 31, 2017, KREF had outstanding repurchase agreements where the amount at risk with any individual counterparty, or group of related counterparties, exceeded 10.0% of KREF’s stockholders' equity. The amount at risk under repurchase agreements is the net counterparty exposure, defined as the excess of the carrying amount (or market value, if higher than the carrying amount) of the assets sold under agreement to repurchase, including accrued interest plus any cash or other assets on deposit to secure the repurchase obligation, over the amount of the repurchase liability, adjusted for accrued interest. The following table summarizes certain characteristics of KREF's repurchase agreements where the amount at risk with any individual counterparty, or group of related counterparties, exceeded 10.0% of KREF’s stockholders' equity as of March 31, 2018 and December 31, 2017:

	Outstanding Face Amount	Net Counterparty Exposure	Percent of Stockholders' Equity	Weighted Average Life (Years)(A)
March 31, 2018
Wells Fargo	$597,000	$247,062	23.5%	1.9
Morgan Stanley	554,347	271,963	25.9	1.9
Total / Weighted Average	$1,151,347	$519,025	49.4%	1.9
December 31, 2017
Wells Fargo	$485,250	$203,303	19.2%	1.6
Morgan Stanley	423,347	251,463	23.7	2.0
Total / Weighted Average	$908,597	$454,766	42.9%	1.8

(A)	Average weighted by the outstanding face amount of borrowings under the secured financing agreement.

Debt obligations included in the tables above are obligations of KREF’s consolidated subsidiaries, which own the related collateral, and such collateral is generally not available to other creditors of KREF. In particular, holders of CMBS, including KREF, are unable to directly own the mortgages, properties or other collateral held by the issuing trusts that KREF present as "Assets — Commercial mortgage loans held in variable interest entities, at fair value" in its Condensed Consolidated Balance Sheets.

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

Activity — For the three months ended March 31, 2018, the activity related to the carrying value of KREF’s secured financing agreements and other consolidated debt obligations were as follows:

	Secured Financing Agreements, Net	Variable Interest Entity Liabilities, at Fair Value	Total
Balance as of December 31, 2017	$964,800	$5,256,926	$6,221,726
Principal borrowings	317,750	—	317,750
Principal repayments	—	(11,540)	(11,540)
Deferred debt issuance costs	(327)	—	(327)
Amortization of deferred debt issuance costs	359	—	359
Fair value adjustment	—	(88,528)	(88,528)
Other(A)	—	572	572
Balance as of March 31, 2018	$1,282,582	$5,157,430	$6,440,012

(A)    Amounts principally consist of changes in accrued interest payable and cost adjustments.

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollars in tables in thousands, except per share amounts)

Maturities — KREF’s secured financing agreements and other consolidated debt obligations in place as of March 31, 2018 had current contractual maturities as follows:

Year	Nonrecourse(A)	Recourse(B)	Total
2018	$38,179	$75,000	$113,179
2019	61,593	590,997	652,590
2020	455,101	568,600	1,023,701
2021	75,545	—	75,545
2022	81,124	52,500	133,624
Thereafter	4,273,734	—	4,273,734
	$4,985,276	$1,287,097	$6,272,373

(A)	Amounts related to consolidated CMBS VIE liabilities that represent securities not beneficially owned by KREF's stockholders.

(B)	Amounts borrowed subject to a maximum 25.0% recourse limit.

Covenants — KREF is required to comply with customary loan covenants and event of default provisions related to its secured financing agreements, including, but not limited to, negative covenants relating to restrictions on operations with respect to KREF’s status as a REIT, and financial covenants. Such financial covenants include an interest income to interest expense ratio covenant (1.5 to 1.0); a minimum consolidated tangible net worth covenant (75.0% of the aggregate cash proceeds of any equity issuances made and any capital contributions received by KREF and certain subsidiaries); a cash liquidity covenant (the greater of $10.0 million or 5.0% of KREF's recourse indebtedness, dependent upon the facility); a total indebtedness covenant (75.0% of KREF's total assets, net of VIE liabilities); a maximum debt-to-equity ratio (3.5 to 1.0); and a minimum fixed charge coverage ratio (1.5 to 1.0). As of March 31, 2018 and December 31, 2017, KREF was in compliance with its financial loan covenants.

Note 5. Loan Participations Sold

KREF finances certain investments through the syndication of a non-recourse, or limited-recourse, loan participation to unaffiliated third parties. The following table summarizes the loan participation sold liabilities that KREF recognized since the corresponding syndications of the participations in the senior loans were not treated as sales:

	March 31, 2018
Loan Participations Sold	Count	Principal Balance	Carrying Value	Yield/Cost(A)	Guarantee(B)	Term
Total loan	1	$95,250	$94,781	L + 3.0%	n.a.	September 2022
Senior participation(C)	1	82,000	81,500	L + 1.8%	n.a.	September 2022

(A)	Floating rate loans and related liabilities are indexed to one-month LIBOR. KREF's net interest rate exposure is in direct proportion to its interest in the net assets of the senior loan.

(B)	As of March 31, 2018, the loan participation sold was subject to partial recourse of $10.0 million, which amount may be reduced to zero upon achievement of certain property performance metrics.

(C)
During the three months ended March 31, 2018, KREF recorded $0.7 million of interest income and $0.7 million of interest expense related to the loan participation KREF sold, but continue to consolidate under GAAP.

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollars in tables in thousands, except per share amounts)

Note 6. Variable Interest Entities

CMBS — KREF's stockholders beneficially owned CMBS with an unpaid principal balance and fair value of $309.2 million and $120.2 million, respectively, as of March 31, 2018. KREF's stockholders beneficially owned CMBS with an unpaid principal balance and fair value of $309.2 million and $114.9 million, respectively, as of December 31, 2017.

KREF was required to consolidate each of the five CMBS trusts acquired from the date of acquisition through March 31, 2018 since KREF retained the controlling class and management determined KREF was the primary beneficiary of those trusts. Further, management irrevocably elected the fair value option for each of the five trusts and carries the fair values of the trusts' assets and liabilities at fair value in its Condensed Consolidated Balance Sheets; recognizes changes in the trusts' net assets, including fair value adjustments, in its Condensed Consolidated Statements of Income; and records cash interest received from the trusts, net of cash interest paid to CMBS not beneficially owned by KREF, as operating cash flows.

The following table presents the KREF recognized Trusts' Assets and Liabilities:

	March 31, 2018	December 31, 2017
Trusts' Assets
Commercial mortgage loans held in variable interest entities, at fair value(A)	$5,278,715	$5,372,811
Accrued interest receivable	19,779	19,740

Trusts' Liabilities
Variable interest entity liabilities, at fair value(B)	5,157,430	5,256,926
Accrued interest payable	19,700	18,661

(A)	Includes accrued interest receivable.

(B)	Includes accrued interest payable.

The following table presents "Other Income — Change in net assets related to consolidated variable interest entities":

	Three Months Ended March 31,
	2018	2017
Net interest earned	$3,112	$3,112
Unrealized gain (loss)	5,377	1,498
Change in net assets related to consolidated variable interest entities	$8,489	$4,610

See Note 11 for additional information regarding the valuation of financial assets and liabilities held by KREF's consolidated VIEs.

Concentration of Credit Risk — The following tables present the geographies and property types of collateral underlying the CMBS trusts consolidated by KREF, as a percentage of the collateral unpaid principal balance and weighted by the fair value of the CMBS tranches beneficially owned by KREF's stockholders:

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollars in tables in thousands, except per share amounts)

	March 31, 2018	December 31, 2017		March 31, 2018	December 31, 2017
Geography			Collateral Property Type
California	22.7%	23.2%	Office	26.4%	26.4%
Texas	12.7	12.7	Retail	25.1	25.2
New York	9.1	9.1	Hospitality	15.0	15.0
Illinois	7.3	7.1	Multifamily	10.6	10.6
Florida	5.5	5.5	Industrial	9.6	9.6
Missouri	4.5	4.6	Mixed Use	7.0	6.9
Pennsylvania	4.5	4.5	Self Storage	3.0	3.0
Georgia	2.9	2.9	Mobile Home	2.7	2.7
Michigan	2.7	2.7	Other	0.6	0.6
Arizona	2.5	—	Total	100.0%	100.0%
Ohio	2.4	2.4
Other U.S.	23.2	25.3
Total	100.0%	100.0%

Commercial Mezzanine Loan Joint Venture — KREF holds a 95.0% interest, and is the primary beneficiary of, a joint venture consolidated as a VIE that invests in commercial mezzanine loans (Note 3). As of March 31, 2018, the joint venture held six loans with an amortized cost basis of $26.2 million, presented within "Assets — Commercial mortgage loans, held-for-investment, net" in the accompanying Condensed Consolidated Balance Sheets. As of March 31, 2018, the joint venture did not have any liabilities.

Equity method investments, at fair value — KREF holds two investments in entities that it records using the equity method.

As of March 31, 2018, KREF held a 3.5% interest in RECOP, an unconsolidated VIE of which KREF is not the primary beneficiary. The aggregator vehicle in which KREF invests is controlled and advised by affiliates of the Manager. RECOP intends to primarily acquire junior tranches of CMBS newly issued by third parties but may also make purchases on the secondary market. KREF will not pay any fees to RECOP, but KREF bears its pro rata share of RECOP's expenses. KREF reported its share of the net asset value of RECOP in its Condensed Consolidated Balance Sheets, presented as “Equity method investments, at fair value” and its share of net income, presented as “Income from equity method investments” in the Condensed Consolidated Statement of Income.

As of March 31, 2018, the non-voting limited liability company interests issued by the Manager, a VIE, and held by a TRS of KREF for the benefit of the holder of the SNVPS represented 4.7% of the Manager’s outstanding limited liability company interests (Note 7). KREF reported its allocable percentage of the assets and liabilities of the Manager in its Condensed Consolidated Balance Sheets, presented as “Equity method investments, at fair value” and its share of net income, presented as “Income from equity method investments” in the Condensed Consolidated Statement of Income.

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollars in tables in thousands, except per share amounts)

Note 7. Equity

Authorized Capital — On October 2, 2014, KREF's board of directors authorized KREF to issue up to 350,000,000 shares of stock, at $0.01 par value per share, consisting of 300,000,000 shares of common stock and 50,000,000 shares of preferred stock, subject to certain restrictions on transfer and ownership of shares. Restrictions placed on the transfer and ownership of shares relate to KREF's REIT qualification requirements.

Common Stock — KREF issued the following shares of common stock at $20.00 per share, less applicable transaction costs, except as otherwise indicated:

Pricing Date	Shares Issued	Net Proceeds
As of December 31, 2015	13,636,416	$272,728
February 2016	2,000,000	40,000
May 2016	3,000,138	57,130
June 2016(A)	21,838	—
August 2016	5,500,000	109,875
As of December 31, 2016	24,158,392	479,733
February 2017	7,386,208	147,662
April 2017	10,379,738	207,595
May 2017- Initial Public Offering	11,787,500	219,356
As of December 31, 2017	53,711,838	$1,054,346

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

In February 2017 and April 2017, KREF called a portion of capital from investors in the private placements closed during the year ended December 31, 2016 and issued 7,386,208 and 10,379,738 common shares, at $20.00 per share, for net proceeds of $147.7 million and $207.6 million, respectively.

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

As of March 31, 2018, KKR beneficially owned 23,758,616 shares of KREF's common stock, of which 3,758,616 shares were held by KKR on behalf of a third-party investor (Note 1).

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollars in tables in thousands, except per share amounts)

During the three months ended March 31, 2018 and 2017, no common stock was issued related to the vesting of restricted stock units. Upon any payment of shares as a result of restricted stock unit vesting, the related tax withholding obligation will generally be satisfied by the Company, reducing the number of shares to be delivered by a number of shares necessary to satisfy the related applicable tax withholding obligation.

Share Repurchase Program — KREF adopted a program to repurchase in the open market up to $100.0 million in shares of KREF's common stock over the 12 month period commencing in June 2017. Of this amount, a total of $50.0 million is covered by a pre-set trading plan meeting the requirements of Rule 10b5-1 under the Exchange Act (the "10b5-1 Plan"), which provides for repurchases of KREF's common stock when the market price per share of common stock is below book value per share (calculated in accordance with GAAP), with the remaining $50.0 million available at any time during the repurchase period. During the three months ended March 31, 2018, KREF repurchased 609,865 shares of common stock under the 10b5-1 Plan at an average price per share of $19.54 for a total of $11.9 million. As of March 31, 2018, $37.6 million remained available for repurchases under this 10b5-1 Plan.

Of the 53,711,838 common shares KREF issued, there were 53,075,575 common shares outstanding as of March 31, 2018 net of 636,263 common shares repurchased.

Dividends — During the three months ended March 31, 2018, KREF's board of directors declared the following dividends on shares of its common stock and special voting preferred stock:

			Amount
Declaration Date	Record Date	Payment Date	Per Share	Total
March 12, 2018	March 29, 2018	April 13, 2018	0.40	21,230
				$21,230

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

Special Voting Preferred Stock — In March 2016, KREF issued one share of special voting preferred stock to KKR Fund Holdings L.P. ("KKR Fund Holdings") for $20.00 per share, which KKR Fund Holdings transferred to its subsidiary, KKR REFT Asset Holdings LLC. The holder of the special voting preferred stock has special voting rights related to the election of members to KREF's board of directors until KKR and its affiliates cease to own at least 25.0% of KREF's issued and outstanding common stock. As of March 31, 2018, KKR and its affiliates beneficially owned 23,758,616 shares of KREF's common stock representing 45% of KREF’s issued and outstanding common stock.

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

KKR Real Estate Finance Trust Inc.
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

Earnings per Share — The following table illustrates the computation of basic and diluted earnings per share for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
Numerator
Net income (loss) attributable to common stockholders	$23,280	$10,364

Denominator
Basic weighted average common shares outstanding	53,337,915	26,879,428
Dilutive restricted stock units	40,552	—
Diluted weighted average common shares outstanding	53,378,467	26,879,428
Net income (loss) attributable to common stockholders, per:
Basic common share	$0.44	$0.39
Diluted common share	$0.44	$0.39

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollars in tables in thousands, except per share amounts)

Note 8. Stock-based Compensation

KREF is externally managed by the Manager and does not currently have any employees. However, as of March 31, 2018, the Manager, certain individuals employed by the Manager and affiliates of the Manager, and certain members of KREF's board of directors were compensated, in part, through the issuance of stock-based awards.

As of March 31, 2018, KREF had restricted stock unit (“RSU”) awards outstanding under the KKR Real Estate Finance Trust Inc. 2016 Omnibus Incentive Plan that was adopted on February 12, 2016 and amended and restated on November 17, 2016 (the "Incentive Plan") to certain members of KREF’s board of directors and employees of the Manager or its affiliates, none of whom are KREF employees. RSUs awarded to employees of the Manager or its affiliates, generally vest over three consecutive one-year periods and awards to certain members of KREF's board of directors vest over a one-year period, pursuant to the terms of the respective award agreements and the terms of the Incentive Plan. RSU awards are not entitled to dividends until KREF issues shares of its common stock, which are issuable on a one-to-one basis upon the RSU award vesting.

The following table summarizes the activity in the Company’s outstanding RSUs and the weighted-average grant date fair value per RSU:

	Restricted Stock Units	Weighted Average Grant Date Fair Value Per RSU(A)
Unvested as of December 31, 2017	154,878	$18.61
Granted	—	—
Vested	—	—
Forfeited/ cancelled	(2,500)	n.a.
Unvested as of March 31,2018	152,378	$18.27

(A)	The grant-date fair value is based upon the last sale price of KREF’s common stock at the date of grant, reduced by the present value of dividends expected prior to RSU vesting.

These RSUs begin to vest on April 1, 2018 and each year thereafter.
KREF expects RSUs outstanding to vest during the following years:

Year	Restricted Stock Units
2018	54,878
2019	50,000
2020	50,000
Total	154,878

KREF recognizes the compensation cost of RSUs awarded to employees of the Manager, or one or more of its affiliates, on a straight-line basis over the awards’ term at the then-current fair value at each reporting date. KREF amortizes the grant-date fair value of RSUs awarded to certain members of its board of directors on a straight-line basis over the awards’ term.
During the three months ended March 31, 2018 and 2017, the Company recognized $1.0 million and $0.0 million, respectively, of stock-based compensation expense included in “General and administrative” expense in the consolidated statements of income. As of March 31, 2018, there was $1.7 million of total unrecognized stock-based compensation expense related to unvested share-based compensation arrangements based on the closing price of our common stock of $20.06 on March 29, 2018. This cost is expected to be recognized over a weighted average period of 2 years.

Refer to Note 10 for additional information regarding the Incentive Plan.

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollars in tables in thousands, except per share amounts)

Note 9. Commitments and Contingencies

As of March 31, 2018, KREF was subject to the following commitments and contingencies:

Litigation — From time to time, KREF may be involved in various claims and legal actions arising in the ordinary course of business. KREF establishes an accrued liability for legal proceedings only when those matters present loss contingencies that are both probable and reasonably estimable.

As of March 31, 2018, KREF was not involved in any material legal proceedings regarding claims or legal actions against KREF.

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

Capital Commitments — As of March 31, 2018, KREF had future funding requirements of $306.6 million related to its investments in commercial mortgage loans. These future funding commitments primarily relate to construction projects, capital improvements, tenant improvements and leasing commissions. Generally, funding commitments are subject to certain conditions that must be met, such as customary construction draw certifications, minimum credit metrics or executions of new leases before advances are made to the borrower.

In January 2017, KREF committed $40.0 million to invest in an aggregator vehicle alongside RECOP. As of March 31, 2018, KREF had a remaining commitment of $22.0 million to RECOP.

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

Adjusted equity generally represents the proceeds received by KREF and its subsidiaries from equity issuances, without duplication and net of offering costs, and adjusted earnings, reduced by distributions, equity repurchases, and incentive compensation paid. Adjusted earnings generally represents the net income, or loss, attributable to equity interests in KREF and its subsidiaries, without duplication, as well as realized losses not otherwise included in such net income, or loss, excluding non-cash equity compensation expense, incentive compensation, depreciation and amortization and unrealized gains or losses, from and after the effective date to the end of the most recently completed calendar quarter. KREF's board of directors, after majority approval by independent directors, may also exclude one-time events pursuant to changes in GAAP and certain material non-cash income or expense items from adjusted earnings. For purposes of calculating incentive compensation, both adjusted equity and adjusted earnings exclude the effects of equity issued by KREF and its subsidiaries that provides for fixed

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollars in tables in thousands, except per share amounts)

distributions or other debt characteristics. There were no incentive fees accrued to the Manager during the three months ended March 31, 2018.

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

No awards may be granted under the Incentive Plan on and after February 12, 2026. The Incentive Plan will continue to apply to awards granted prior to such date. No awards were granted during the quarter ended March 31, 2018. During the year ended December 31, 2017, KREF granted 154,878 RSUs. As of March 31, 2018, 3,876,009 shares of common stock remained available for awards under the Incentive Plan.

Due to Affiliates — The following table contains the amounts presented in KREF's Condensed Consolidated Balance Sheets that it owes to affiliates:

	March 31,	December 31,
	2018	2017
Management fees	$3,743	$3,748
Expense reimbursements and other	339	694
	$4,082	$4,442

Affiliates Expenses — The following table contains the amounts included in KREF's Condensed Consolidated Statements of Income that arose from transactions with affiliates:

	Three Months Ended March 31,
	2018	2017
Management fees	$3,939	$2,036
Expense reimbursements and other(A)	368	347
	$4,307	$2,383

(A)
KREF presents these amounts in "Operating Expenses — General and administrative" in its Condensed Consolidated Statements of Income. Affiliate expense reimbursements presented in the table above exclude the out-of-pocket costs paid by the Manager to parties unaffiliated with the Manager on behalf of KREF, and for which KREF reimburses the Manager in cash. For the three months ended March 31, 2018 and 2017, these cash reimbursements were $1.2 million and $0.0 million, respectively.

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollars in tables in thousands, except per share amounts)

Note 11. Fair Value of Financial Instruments

The carrying values and fair values of KREF’s financial assets and liabilities recorded at fair value on a recurring basis, as well as other financial instruments not carried at fair value, as of March 31, 2018 were as follows:

			Fair Value
	Principal Balance(A)	Carrying Value(B)	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$23,124	$23,124	$23,124	$—	$—	$23,124
Commercial mortgage loans, held-for-investment, net(C)	2,287,749	2,273,190	—	—	2,278,072	2,278,072
Equity method investments, at fair value	18,295	18,295	—	—	18,295	18,295
Commercial mortgage loans held in variable interest entities, at fair value	5,294,435	5,278,715	—	—	5,278,715	5,278,715
	$7,623,603	$7,593,324	$23,124	$—	$7,575,082	$7,598,206
Liabilities
Secured financing agreements, net	$1,287,097	$1,282,583	$—	$—	$1,287,097	$1,287,097
Loan participations sold, net	82,000	81,500	—	—	81,918	81,918
Variable interest entity liabilities, at fair value	4,985,276	5,157,430	—	—	5,157,430	5,157,430
	$6,354,373	$6,521,513	$—	$—	$6,526,445	$6,526,445

(A)	The principal balance of commercial mortgage loans excludes premiums and unamortized discounts.

(B)
The carrying value of commercial mortgage loans is presented net of $14.6 million unamortized origination discounts and deferred nonrefundable fees. The carrying value of secured financing agreements is presented net of $4.5 million unamortized debt issuance costs.

(C)	Includes senior loans for which KREF sold a loan participation that was not treated as a sale under GAAP, with a carrying value of $81.5 million and a fair value of $81.9 million as of March 31, 2018.

The carrying values and fair values of KREF’s financial assets recorded at fair value on a recurring basis, as well as other financial instruments for which fair value is disclosed, as of December 31, 2017 were as follows:

			Fair Value
	Principal Balance(A)	Carrying Value(B)	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$103,120	$103,120	$103,120	$—	$—	$103,120
Restricted cash	400	400	400	—	—	400
Commercial mortgage loans, held-for-investment, net(C)	1,901,693	1,888,510	—	—	1,894,870	1,894,870
Equity method investments, at fair value	14,390	14,390	—	—	14,390	14,390
Commercial mortgage loans held in variable interest entities, at fair value	5,305,976	5,372,811	—	—	5,372,811	5,372,811
	$7,325,579	$7,379,231	$103,520	$—	$7,282,071	$7,385,591
Liabilities
Secured financing agreements, net	$969,347	$964,800	$—	$—	$969,347	$969,347
Loan participations sold, net	82,000	81,472	—	—	81,836	81,836
Variable interest entity liabilities, at fair value	4,996,817	5,256,926	—	—	5,256,926	5,256,926
	$6,048,164	$6,303,198	$—	$—	$6,308,109	$6,308,109

(A)	The principal balance of commercial mortgage loans excludes premiums and discounts.

(B)
The carrying value of commercial mortgage loans is presented net of $13.2 million origination discounts and deferred nonrefundable fees. The carrying value of secured financing agreements is presented net of $4.5 million unamortized debt issuance costs.

(C)
Includes senior loans for which KREF sold a loan participation that was not treated as a sale under GAAP, with a carrying value of $81.5 million and a fair value of $81.8 million as of December 31, 2017.

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollars in tables in thousands, except per share amounts)

KREF reported the following financial assets and liabilities at fair value on a recurring basis using Level 3 inputs as of March 31, 2018.

	Assets	Liabilities
	Commercial Mortgage Loans Held in Variable Interest Entities, at Fair Value	Variable Interest Entity Liabilities, at Fair Value	Net
Balance as of December 31, 2017	$5,372,811	$5,256,926	$115,885
Gains (losses) included in net income
Included in change in net assets related to consolidated variable interest entities	(83,151)	(88,528)	5,377
Purchases and repayments
Purchases	—	—	—
Repayments	(11,540)	(11,540)	—
Other(A)	595	572	23
Balance as of March 31, 2018	$5,278,715	$5,157,430	$121,285

(A)	Amounts principally consist of changes in accrued interest.

The following table contains the Level 3 inputs used to value assets and liabilities on a recurring and nonrecurring basis or where KREF discloses fair value as of March 31, 2018:

	Fair Value	Valuation Methodologies	Unobservable Inputs(A)	Weighted Average(B)	Range
Assets(C)
Commercial mortgage loans, held-for-investment, net	$2,278,072	Discounted cash flow	Loan-to-value ratio	68.7%	45.5% - 94.2%
			Discount rate	5.4%	2.3% - 13.9%
Commercial mortgage loans held in variable interest entities, at fair value(D)	5,278,715	Discounted cash flow	Yield	7.6%	2.6% - 29.8%
	$7,556,787
Liabilities
Secured financing agreements, net	$1,287,097	Market comparable	Credit spread	2.0%	1.8% - 2.5%
Loan participations sold, net	81,918	Discounted cash flow	Loan-to-value ratio	54.5%	54.5% - 54.5%
			Discount rate	3.3%	2.3% - 4.3%
Variable interest entity liabilities, at fair value	5,157,430	Discounted cash flow	Yield	5.8%	2.6% - 26.0%
	$6,526,445

(A)	An increase (decrease) in the valuation input results in a decrease (increase) in value.

(B)	Represents the average of the input value, weighted by the unpaid principal balance of the financial instrument.

(C)	KREF carries a $18.1 million investment in an aggregator vehicle alongside RECOP (Note 6) at its pro rata share of the aggregator's net asset value, which management believes approximates fair value.

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

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollars in tables in thousands, except per share amounts)

Valuation Methodologies

Commercial Mortgage Loans and Participation Sold - Management generally considers KREF's commercial mortgage loans Level 3 assets in the fair value hierarchy as such assets are illiquid, structured investments that are specific to the property and its operating performance. These loans are valued using a discounted cash flow model using discount rates derived from observable market data applied to the capital structure of the respective sponsor and estimated property value. On a quarterly basis, management engages an independent valuation firm to express an opinion on the fair value of each loan categorized as a Level 3 asset in the form of a range. Management selects a value within the range provided by the independent valuation firm to assess the reasonableness of the fair value as determined by management. In the event that management's estimate of fair value differs from the opinion of fair value provided by the independent valuation firm, KREF ultimately relies solely upon the valuation prepared by the investment personnel of the Manager.

Commercial Mortgage-Backed Securities — As of March 31, 2018, management categorized CMBS investments as Level 3 assets and liabilities in the fair value hierarchy and obtained prices from an independent valuation firm, which uses a discounted cash flow model, to value each CMBS. The key input is the expected yield of each CMBS using both observable and unobservable factors, which may include recently offered or completed trades and published yields of similar securities, security-specific characteristics (e.g. securities ratings issued by nationally recognized statistical rating organizations, credit support by other subordinate securities issued by the CMBS and coupon type) and other characteristics. Management performs quarterly reviews of the inputs received from the independent valuation firm based on consideration given to a number of observable market data points including, but not limited to, trading activity in the marketplace of like-kind securities, benchmark security evaluations and bid list results from various sources. If prices received from the independent valuation firm are inconsistent with values determined in connection with management's independent review, management makes inquiries to the independent valuation firm about the prices received and related methods. In the event management determines the price obtained from an independent valuation firm to be unreliable or an inadequate representation of the fair value of the CMBS (based on consideration given to the observable market data points detailed above), management then compiles evidence independently and presents the independent valuation firm with such evidence supporting a different value. As a result, the independent valuation firm may revise their price accordingly. However, if management continues to disagree with the price from the independent valuation firm, in light of evidence presented that management compiled independently and believes to be compelling, management considers the quotation unreliable or an inadequate representation of the fair value of the CMBS.

In the event that the quotation from the independent valuation firm is not available or determined to be unreliable or an inadequate representation of the fair value of the CMBS (based on the procedures detailed above), valuations are prepared using inputs based on non-binding broker quotes obtained from independent, well-known, major financial brokers that are CMBS market makers. In validating any non-binding broker quote used in this circumstance, management compares the non-binding quote to the observable market data points at such time and used to validate prices received from the independent valuation firm in addition to understanding the valuation methodologies used by the market makers. These market participants utilize a similar methodology as the independent valuation firm to value each CMBS, with the key input of expected yield determined independently based on both observable and unobservable factors (as described above). To avoid reliance on any single broker-dealer, management receives a minimum of two non-binding quotes, of which the average is used.

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

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollars in tables in thousands, except per share amounts)

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets not measured at fair value on an ongoing basis but subject to fair value adjustments only in certain circumstances, such as when there is evidence of impairment, are measured at fair value on a nonrecurring basis. For commercial mortgage loans held-for-sale, KREF applies the lower of cost or fair value accounting and may be required, from time to time, to record a nonrecurring fair value adjustment. For commercial mortgage loans held-for-investment and preferred interest in joint venture held-to-maturity, KREF applies the amortized cost method of accounting, but may be required, from time to time, to record a nonrecurring fair value adjustment in the form of a valuation provision or impairment. KREF did not report any significant financial assets or liabilities at fair value on a nonrecurring basis as of March 31, 2018 or December 31, 2017.

Assets and Liabilities for Which Fair Value is Only Disclosed

KREF does not carry its secured financing agreements at fair value as management did not elect the fair value option for these liabilities. As of March 31, 2018, the fair value of KREF's floating rate repurchase facilities approximated the outstanding principal balance.

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

KREF consolidates subsidiaries that incur U.S. federal, state and local income taxes, based on the tax jurisdiction in which each subsidiary operates. During each of the three months ended March 31, 2018 and 2017, KREF recorded a current income tax provision of $0.2 million and $0.1 million, respectively, related to operations of its taxable REIT subsidiaries and various other state and local taxes. There were no deferred tax assets or liabilities as of March 31, 2018 and December 31, 2017.

As of March 31, 2018, tax years 2014 through 2017 remain subject to examination by taxing authorities.

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollars in tables in thousands, except per share amounts)

Note 13. Subsequent Events

The following events occurred subsequent to March 31, 2018:

Investing Activities

KREF originated the following senior loan subsequent to March 31, 2018:

Description/ Location	Property Type	Month Originated	Maximum Face Amount	Initial Face Amount Funded	Interest Rate(A)	Maturity Date(B)	LTV
Long Island City, New York	Office	May 2018	$350,000	$211,735	L + 3.3%	June 2023	71%

(A)	Floating rate based on one-month USD LIBOR.

(B)	Maturity date assumes all extension options are exercised, if applicable.

Funding of Previously Closed Loans

KREF funded approximately $14.7 million for previously closed loans subsequent to March 31, 2018.

CMBS Sale

In April 2018, KREF sold its controlling beneficial interest in four of the five CMBS trusts held for $112.7 million. Such investments had an unpaid principal balance and fair value of $274.2 million and $105.2 million, respectively, as of March 31, 2018 and $274.2 million and $99.7 million, respectively, as of December 31, 2017. Accordingly, KREF realized $11.9 million in gain on the sale of such investments in the second quarter of 2018, out of which $5.4 million was unrealized in the quarter ended March 31, 2018.
Subsequent to the sale, KREF continues to hold CMBS with a fair value of $15.0 million as of March 31, 2018, including a controlling beneficial interest in one CMBS trust. In addition, KREF has a $40.0 million commitment to invest in the aggregator vehicle alongside RECOP that invests in CMBS, of which $18.0 million was funded.
Financing Activities

In April 2018, KREF borrowed $25.0 million in proceeds under the Goldman Sachs master repurchase facility.

Term Loan Financing Facility

In April 2018, KREF entered into a term loan financing arrangement (“Term Loan Facility”) with third party lenders. The Term Loan Facility provides asset-based financing on a non-mark to market basis with matched-term up to five years and is non-recourse to the Company. As of May 9, 2018, the Term Loan Facility had a maximum facility amount of $400.0 million and an outstanding balance of $306.1 million.
In connection with this facility, and in consideration for structuring and sourcing this arrangement, KREF will pay KKR Capital Markets LLC, an affiliate of the Manager, a structuring fee equal to 0.75% of the respective committed loan advances under the agreement.

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollars in tables in thousands, except per share amounts)

Corporate Activities

Dividends

In April 2018, KREF paid $21.2 million in dividends on its common and special voting preferred stock, or $0.40 per share, with respect to the first quarter of 2018, to stockholders of record on March 29, 2018.

In May 2018, KREF’s Board of Directors declared a dividend of $0.43 per share of common stock and special voting preferred stock with respect to the second quarter of 2018. The dividend is payable on July 13, 2018 to KREF’s common stockholders and its special voting preferred stockholders of record as of June 29, 2018.

Share Buyback

Subsequent to March 31, 2018, KREF repurchased 52,405 shares of its common stock for a total of $1.0 million at a weighted average price per share of $19.70.

On May 7, 2018, KREF’s Board of Directors approved a new share repurchase program, effective following the expiration of its current share repurchase program on June 12, 2018. The Board of Directors has authorized the repurchase of up to $100.0 million of KREF’s common stock during the period from June 13, 2018 through June 30, 2019. Of this amount, a total of $50.0 million will be covered by a pre-set trading plan meeting the requirements of Rule 10b5-1 under the Exchange Act and provide for repurchases of KREF’s common stock when the market price per share of KREF’s common stock is below book value per share (calculated in accordance with GAAP as of end of the most recent quarterly period for which financial statements are available). The remaining $50.0 million may be used for repurchases in the open market, pursuant to pre-set trading plans meeting the requirements of Rule 10b5-1 under the Exchange Act, in privately negotiated transactions or otherwise.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes included elsewhere in this Form 10-Q, and the Prospectus, including the audited consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained therein. The historical condensed consolidated financial data discussed below reflects the historical results and financial position of KREF. In addition, this discussion and analysis contains forward-looking statements and involves numerous risks and uncertainties, including those described under “Cautionary Note Regarding Forward-Looking Statements" in this Form 10-Q and under "Part I, Item 1A. and "Risk Factors" in the Form 10-K. Actual results may differ materially from those contained in any forward-looking statements.

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

Our Manager

We are externally managed by our Manager, KKR Real Estate Finance Manager LLC, a subsidiary of KKR. KKR is a leading global investment firm with a 40-year history of leadership, innovation, and investment excellence and has committed $400.0 million in equity capital to us. KKR manages multiple alternative asset classes, including private equity, real estate, energy, infrastructure, credit and, through its strategic manager partnerships, hedge funds. Our Manager manages our investments and our day-to-day business and affairs in conformity with our investment guidelines and other policies that are approved and monitored by our board of directors. Our Manager is responsible for, among other matters, (i) the selection, origination or purchase and sale of our portfolio investments, (ii) our financing activities and (iii) providing us with investment advisory services. Our Manager is also responsible for our day-to-day operations and performs (or causes to be performed) such services and activities relating to our investments and business and affairs as may be appropriate. Our investment decisions are approved by an investment committee of our Manager that is comprised of senior investment professionals of KKR, including senior investment professionals of KKR's global real estate group. For a summary of certain terms of the management agreement, see Note 10 to our condensed consolidated financial statements included in this Form 10-Q.

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

Earnings Per Share and Dividends Declared

The following table sets forth the calculation of basic and diluted net income per share and dividends declared per share (amounts in thousands, except share and per share data):

	Three Months Ended
	March 31, 2018	December 31, 2017
Net income(A)	$23,280	$17,034
Weighted-average number of shares of common stock outstanding
Basic	53,337,915	53,685,440
Diluted	53,378,467	53,688,027
Net income per share, basic	$0.44	$0.32
Net income per share, diluted	$0.44	$0.32
Dividends declared per share(B)	$0.40	$0.37

(A)	Represents net income attributable to common stockholders.

(B)
During the three months ended March 31, 2018, we declared a dividend of $0.40 per share of common stock paid on April 13, 2018 to shareholders of record on March 29, 2018 related to income generated during the three months ended March 31, 2018. During the three months ended December 31, 2017, we declared a dividend of $0.37 per share of common stock paid on January 12, 2018 to shareholders of record on December 29, 2017 related to income generated during the three months ended December 31, 2017.

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

We also use Core Earnings to determine the management and incentive fees we pay our Manager. For information on the fees we pay our Manager, see Note 10 to our condensed consolidated financial statements included in this Form 10-Q.

The following tables provide a reconciliation of GAAP net income attributable to common stockholders to Core Earnings and Net Core Earnings (amounts in thousands, except share and per share data):

	Three Months Ended
	March 31, 2018	December 31, 2017
Net Income (Loss) Attributable to Common Stockholders	$23,280	$17,034
Adjustments
Non-cash equity compensation expense	1,018	25
Incentive compensation to affiliate	—	—
Depreciation and amortization	—	—
Unrealized (gains) or losses	(5,377)	79
Core Earnings(A)	18,921	17,138
Incentive compensation to affiliate	—	—
Net Core Earnings	$18,921	$17,138
Weighted average number of shares of common stock outstanding
Basic	53,337,915	53,685,440
Diluted	53,378,467	53,688,027
Core Earnings per Diluted Weighted Average Share	$0.35	$0.32
Net Core Earnings per Diluted Weighted Average Share	$0.35	$0.32

(A)
Excludes $1.1 million and $1.1 million, or $0.02 and $0.02 per diluted weighted average share outstanding, of net original issue discount on CMBS B-Pieces accreted as a component of taxable income during the three months ended March 31, 2018 and December 31, 2017, respectively.

Book Value per Share

We believe that book value per share is helpful to stockholders in evaluating the growth of our company as we have scaled our equity capital base and continue to invest in our target assets. The following table calculates our book value per share of common stock (amounts in thousands, except share and per share data):

	March 31, 2018	December 31, 2017
KKR Real Estate Finance Trust Inc. stockholders' equity	$1,050,295	$1,059,145
Shares of common stock issued and outstanding at period end	53,075,575	53,685,440
Book value per share of common stock	$19.79	$19.73

Our Portfolio

We have established a portfolio of diversified investments, consisting of performing senior loans, mezzanine loans and CMBS B-Pieces, which had a value of $2,473.8 million as of March 31, 2018. Loan fundings during the quarter totaled $421.1 million and repayments totaled $35.0 million. We generated interest income of $31.7 million and incurred interest expense of $10.7 million during the quarter, which resulted in $21.0 million of net interest income during the three months ended March 31, 2018.

As we continue to scale our portfolio, we expect that our originations will be heavily weighted toward floating-rate loans. We expect the majority of our future investment activity to focus on originating floating-rate senior loans that we finance with our repurchase and other term financing facilities, with a secondary focus on originated floating-rate loans for which we syndicate a senior position and retain a subordinated interest for our portfolio. As a result, we expect that the percentage of our target portfolio comprised of CMBS B-Pieces will decrease over time and the percentage of floating-rate investments, including senior loans, will increase over time. As of March 31, 2018, our portfolio had experienced no impairments and did not contain any legacy assets that were originated prior to October 2014. As of March 31, 2018, all of our investments were located in the United States. The following charts illustrate the diversification of our portfolio, based on type of investment, interest rate, underlying property type and geographic location, as of March 31, 2018:

The charts above are based on total assets. Total assets reflect (i) the principal amount of our senior and mezzanine loans; and (ii) the cost basis of our CMBS B-Pieces, net of VIE liabilities. In accordance with GAAP, we carry our CMBS B-Pieces at fair value, which we valued above our cost basis as of March 31, 2018. During April 2018, we sold our controlling beneficial interest in four of our five CMBS trusts for net proceeds of $112.7 million. Refer to Subsequent Events Note 13 to the condensed consolidated financial statements for further detail regarding the sale.

(A)    Excludes CMBS B-Pieces. Our CMBS B-Piece portfolio diversification is as follows and is inclusive of our $18.0 million investment in RECOP:

•
Property Type: Office (26.7%), Retail (24.7%), Hospitality (15.0%), Multifamily (10.3%), and Other (23.3%). As of March 31, 2018, no other individual property type comprised more than 10% of our total CMBS B‑Piece portfolio.

•
Geography: California (22.6%), Texas (12.1%), New York (10.1%), Illinois (6.8%), Florida (5.4%), and Other (43.1%). As of March 31, 2018, no other individual geography comprised more than 5% of our total CMBS B‑Piece portfolio.

•	Vintage: 2015 (57.1%), 2016 (29.9%), and 2017 (13.0%).

The following table details our quarterly loan activity (dollars in thousands):

	Three Months Ended
	March 31, 2018	December 31, 2017	September 30, 2017	June 30, 2017
Loan originations(A)	$411,425	$331,800	$629,300	$224,000
Loan fundings	$421,056	$285,291	$589,273	$181,912
Loan repayments(B)	(35,000)	(19,598)	(46,732)	(1,685)
Net fundings	386,056	265,693	542,541	180,227
Loan participations sold	—	(81,472)	—	—
Non-consolidated senior interest	—	—	—	(60,991)
Total activity	$386,056	$184,221	$542,541	$119,236

(A)	Includes new loan originations and additional commitments made under existing loans.

(B)
Includes 100.0% of the proceeds from the repayment of one of the mezzanine loans held within our commercial mezzanine loan joint venture during the three months ended March 31, 2018 and our share of the redemption payment from our preferred equity investment during the three months ended September 31, 2017.

The following table details overall statistics for our loan portfolio as of March 31, 2018 (dollars in thousands):

		Total Loan Exposure(A)
	Balance Sheet Portfolio	Total Loan Portfolio	Floating Rate Loans	Fixed Rate Loans
Number of loans	32	32	26	6
Principal balance	$2,287,749	$2,351,378	$2,325,148	$26,230
Carrying value	$2,273,190	$2,336,819	$2,310,589	$26,230
Unfunded loan commitments(B)	$306,591	$306,591	$306,591	$—
Weighted-average cash coupon(C)	6.0%	6.0%	L + 4.1%	10.6%
Weighted-average all-in yield(C)	6.5%	6.5%	L + 4.5%	11.4%
Weighted-average maximum maturity (years)(D)	3.7	3.5	3.5	5.7
LTV(E)	67%	69%	67%	77%

(A)
In certain instances, we finance our loans through the non-recourse sale of a senior interest that is not included in our condensed consolidated financial statements. Total loan exposure includes the entire loan we originated and financed, including $63.6 million of such non-consolidated interests that are not included within our balance sheet portfolio.

(B)
Unfunded commitments will primarily be funded to finance property improvements or lease-related expenditures by the borrowers. These future commitments will be funded over the term of each loan, subject in certain cases to an expiration date.

(C)
As of March 31, 2018, 100.0% of floating rate loans by principal balance are indexed to one-month USD LIBOR. In addition to cash coupon, all-in yield includes the amortization of deferred origination fees, loan origination costs and purchase discounts. Cash coupon and all-in yield for the total portfolio assume applicable floating benchmark rates as of March 31, 2018.

(D)
Maximum maturity assumes all extension options are exercised by the borrower; however, our loans may be repaid prior to such date. As of March 31, 2018, based on total loan exposure, 97.1% of our loans were subject to yield maintenance or other prepayment restrictions and 2.9% were open to repayment by the borrower without penalty.

(E)	Based on LTV as of the dates loans were originated or acquired by us.

The table below sets forth additional information relating to our portfolio as of March 31, 2018 (dollars in millions):

	Investment(A)	Investment Date	Committed Principal Amount	Current Principal Amount	Net Equity(B)	Location	Property Type	Coupon(C)(D)	Max Remaining Term (Years)(C)(E)	LTV(C)(F)
	Senior Loans(G)
1	Senior Loan	8/4/2017	$239.2	$205.5	$84.4	New York, NY	Condo (Residential)	L + 4.8%	2.3	69%
2	Senior Loan	11/13/2017	181.8	137.9	33.7	Minneapolis, MN	Office	L + 3.8	4.7	75
3	Senior Loan	10/26/2015	177.0	119.8	43.9	Portland, OR	Retail	L + 5.5	2.6	61
4	Senior Loan	9/9/2016	168.0	150.5	47.0	San Diego, CA	Office	L + 4.2	3.5	71
5	Senior Loan	4/11/2017	162.1	133.0	35.3	Irvine, CA	Office	L + 3.9	4.1	62
6	Senior Loan	10/23/2017	150.0	138.4	62.2	North Bergen, NJ	Multifamily	L + 4.3	4.6	57
7	Senior Loan	9/27/2016	138.6	122.5	40.7	Brooklyn, NY	Retail	L + 5.0	3.5	59
8	Senior Loan	3/30/2017	132.3	105.7	31.9	Brooklyn, NY	Office	L + 4.4	4.0	68
9	Senior Loan	8/15/2017	119.0	95.3	13.2	Atlanta, GA	Office	L + 3.0	4.4	66
10	Senior Loan	8/23/2017	105.0	100.0	24.4	Honolulu, HI	Multifamily	L + 4.0	4.4	66
11	Senior Loan	9/14/2016	103.5	87.1	32.7	Crystal City, VA	Office	L + 4.5	3.5	59
12	Senior Loan	3/8/2018	89.0	87.0	86.6	Westbury, NY	Multifamily	L + 3.1	5.0	69
13	Senior Loan	3/29/2018	86.0	86.0	85.4	New York, NY	Multifamily	L + 2.6	5.0	48
14	Senior Loan	2/28/2017	85.9	79.4	15.6	Denver, CO	Multifamily	L + 3.8	3.9	75
15	Senior Loan	8/4/2017	81.0	81.0	19.7	Denver, CO	Multifamily	L + 4.0	4.3	73
16	Senior Loan	3/20/2018	80.9	79.0	19.0	Seattle, WA	Office	L + 3.5	5.0	65
17	Senior Loan	3/28/2018	80.0	67.8	67.5	Orlando, FL	Multifamily	L + 2.8	5.0	70
18	Senior Loan	2/15/2017	79.2	61.9	17.1	Austin, TX	Multifamily	L + 4.2	3.9	71
19	Senior Loan	1/16/2018	75.5	70.0	17.0	St Paul, MN	Office	L + 3.6	4.9	73
20	Senior Loan	7/21/2017	75.1	61.4	15.0	Queens, NY	Industrial	L + 3.7	4.3	72
21	Senior Loan	10/7/2016	74.5	70.3	21.3	New York, NY	Multifamily	L + 4.4	3.6	68
22	Senior Loan	12/17/2015	73.0	67.5	18.2	Atlanta, GA	Industrial	L + 4.0	2.8	73
23	Senior Loan	5/12/2017	61.9	48.8	16.7	Atlanta, GA	Office	L + 4.0	4.2	71
24	Senior Loan	5/19/2016	55.0	52.8	13.3	Nashville, TN	Office	L + 4.3	3.8	70
	Total/Weighted Average Senior Loans Unlevered		$2,673.4	$2,308.6	$861.8			L + 4.0%	4.0	67%
	Mezzanine Loans
1	Mezzanine Loan	6/23/2015	$16.5	$16.5	$16.4	Chicago, IL	Retail	L + 9.2	2.3	82%
2-7	Other Mezzanine Loans	Various	26.2	26.2	24.9	Various	Various	10.6	7.1	77
	Total/Weighted Average Mezzanine Loans Unlevered		$42.7	$42.7	$41.3			10.8%	5.3	79%
	CMBS B-Pieces
1	CMBS B-Piece	2/10/2016	$86.0	$86.0	$36.4	Various	Various	4.6%	7.8	64%
2	CMBS B-Piece	10/23/2015	46.2	46.2	20.9	Various	Various	4.7	7.5	64
3	CMBS B-Piece	8/15/2015	52.7	52.7	17.6	Various	Various	4.6	7.4	69
4	CMBS B-Piece	6/24/2015	66.1	66.1	16.7	Various	Various	3.3	7.8	66
5	CMBS B-Piece	5/21/2015	58.2	58.2	12.9	Various	Various	3.0	7.1	65
6	RECOP(H)	2/13/2017	40.0	18.0	18.0	Various	Various	4.5	9.8	59
	Total/Weighted Average CMBS B-Pieces Unlevered		$349.2	$327.2	$122.5			4.3%	7.9	64%

*	Numbers presented may not foot due to rounding.

(A)	Our total portfolio represents the current principal amount on senior and mezzanine loans and the net equity of our CMBS B-Piece investments.

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

(D)	L = one-month USD LIBOR rate; spot rate of 1.88% included in mezzanine loan and portfolio-wide averages represented as fixed rates.

(E)	Max remaining term (years) assumes all extension options are exercised, if applicable.

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

(dollars in thousands)	March 31, 2018
Risk Rating	Number of Loans	Net Book Value	Total Loan Exposure(A)
1	—	$—	$—
2	4	161,659	162,570
3	27	2,095,105	2,172,308
4	1	16,426	16,500
5	—	—	—

(A)
In certain instances, we finance our loans through the non-recourse sale of a senior interest that is not included in our condensed consolidated financial statements. Total loan exposure includes the entire loan we originated and financed, including $63.6 million of such non-consolidated interests as of March 31, 2018.

As of March 31, 2018, the average risk rating of KREF's portfolio was 2.9 (Average Risk), weighted by investment carrying value, with 99.3% of commercial mortgage loans held-for-investment, rated 3 (Average Risk) or better by our Manager as compared to 2.9 (Average Risk) as of December 31, 2017. As of March 31, 2018 and December 31, 2017, no investments were rated 5 (Impaired/Loss Likely).

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

As of March 31, 2018, there were no delinquencies greater than 60 days associated with any loans underlying our CMBS B-Piece investments.

Secured Financing Agreements

The following table details our secured financing agreements (dollars in thousands):

	March 31, 2018
	Maximum	Collateral	Secured Financing Borrowings
Lender	Facility Size(A)	Assets(B)	Potential(C)	Outstanding	Available
Wells Fargo	$750,000	$844,809	$633,606	$597,000	$36,606
Morgan Stanley(D)	600,000	829,017	595,091	554,347	40,744
Goldman Sachs	400,000	219,394	164,545	135,750	28,795
Barclays	75,000	n.a.	75,000	—	75,000
	$1,825,000	$1,893,220	$1,468,242	$1,287,097	$181,145

(A)	Maximum facility size represents the largest amount of borrowings available under a given facility once sufficient collateral assets have been approved by the lender and pledged by us.

(B)	Represents the principal balance of the collateral assets.

(C)
Potential borrowings represents the total amount we could draw under each facility based on collateral already approved and pledged. When undrawn, these amounts are available to us under the terms of each credit facility.

(D)	The maximum facility size can be further increased to $750.0 million upon our request and subject to customary conditions.

Loan Participations Sold

The following table details our loan participations sold (dollars in thousands):

	March 31, 2018
Loan Participations Sold	Count	Principal Balance	Carrying Value	Yield/Cost(A)	Guarantee(B)	Term
Total loan	1	$95,250	$94,781	L + 3.0%	n.a.	September 2022
Senior participation(C)	1	82,000	81,500	L + 1.8%	n.a.	September 2022

(A)	Our floating rate loans and related liabilities were indexed to one-month LIBOR. Our net interest rate exposure is in direct proportion to our net assets.

(B)	As of March 31, 2018, our loan participation sold was subject to partial recourse of $10.0 million, which amount may be reduced to zero upon achievement of certain property performance metrics.

(C)
During the three months ended March 31, 2018, we recorded $0.7 million of interest income and $0.7 million of interest expense related to the loan participation we sold, but continue to consolidate under GAAP.

Non-Consolidated Senior Interests

In certain instances, we finance our loans through the non-recourse sale of a senior loan interest that is not included in our condensed consolidated financial statements. These non-consolidated senior interests provide structural leverage for our net investments, which are reflected in the form of mezzanine loans or other subordinate interests on our balance sheets and in our statements of income. The following table details the subordinate interests retained on our balance sheet and the related non-consolidated senior interests as of March 31, 2018 (dollars in thousands):

	March 31, 2018
Non-Consolidated Senior Interests	Count	Principal Balance	Carrying Value	Yield/Cost(A)	Guarantee	Term
Total loan	1	$79,379	n.a.	L + 3.8%	n.a.	March 2022
Senior participation	1	63,629	n.a.	L + 2.1%	n.a.	March 2022

(A)	Our floating rate loans and related liabilities were indexed to one-month LIBOR. Our net interest rate exposure is in direct proportion to our net assets.

Results of Operations

The following table summarizes the changes in our the results of operations for the three months ended March 31, 2018 to the three months ended March 31, 2017 (dollars in thousands):

	For the Three Months Ended March 31,		Increase (Decrease)
	2018	2017	Dollars	Percentage
Net Interest Income
Interest income	$31,694	$12,906	$18,788	59.3%
Interest expense	10,690	3,953	6,737	63.0
Total net interest income	21,004	8,953	12,051	57.4
Other Income
Change in net assets related to consolidated variable interest entities	8,489	4,610	3,879	45.7
Income from equity method investments	548	16	532	97.1
Other income	161	164	(3)	(1.9)
Total other income (loss)	9,198	4,790	4,408	47.9
Operating Expenses
General and administrative	2,663	952	1,711	64.3
Management fees to affiliate	3,939	2,036	1,903	48.3
Total operating expenses	6,602	2,988	3,614	54.7
Income (Loss) Before Income Taxes, Noncontrolling Interests and Preferred Dividends	23,600	10,755	12,845	54.4
Income tax expense	175	122	53	30.3
Net Income (Loss)	23,425	10,633	12,792	54.6
Redeemable Noncontrolling Interests in Income (Loss) of Consolidated Joint Venture	34	46	(12)	(35.3)
Noncontrolling Interests in Income (Loss) of Consolidated Joint Venture	—	210	(210)	100.0
Net Income (Loss) Attributable to KKR Real Estate Finance Trust Inc. and Subsidiaries	23,391	10,377	13,014	55.6
Preferred Stock Dividends	111	13	98	88.3
Net Income (Loss) Attributable to Common Stockholders	$23,280	$10,364	$12,916	55.5

Net Interest Income

Net interest income increased $12.1 million during the three months ended March 31, 2018 as compared to the three months ended March 31, 2017, primarily due to increased interest income in connection with additional capital deployed in investments as we continued to scale our portfolio. This increase was partially offset by increased interest expense resulting from interest on amounts outstanding under our repurchase facilities used to finance investments in commercial loans. The partial offset to interest income includes $1.4 million and $0.5 million of net deferred loan fees and origination discounts during the three months ended March 31, 2018 and the corresponding period in 2017.

Other Income

Total other income increased $4.4 million during the three months ended March 31, 2018 as compared to the three months ended March 31, 2017, primarily due to a $5.4 million unrealized gain on our investments in CMBS B-Pieces during the three months ended March 31, 2018 as compared to a $1.5 million unrealized gain during the corresponding 2017 period. Additionally, other income increased $0.5 million during the three months ended March 31, 2018 as compared to the same period during 2017 due to income from equity investments we entered into during 2017.

Operating Expenses

Total operating expenses increased $3.6 million during the three months ended March 31, 2018 as compared to the three months ended March 31, 2017. This increase was primarily due to increased management fees during the three months ended March 31, 2018 of $1.9 million, resulting from an increase in our equity from the private placement of our common stock and our initial public offering, as well as an additional $1.7 million of general and administrative expenses during the three months ended March 31, 2018, which expenses primarily consisted of $1.0 million of non-cash restricted stock units amortization related to shares awarded under our Incentive Plan in December 2017, and an increase of $0.7 million of general operating expenses related to legal, audit, insurance, information technology, and other increased costs as we scaled our portfolio and became a public company.

The following tables provide additional information regarding total operating expenses (dollars in thousands):

	Three Months Ended
	March 31, 2018	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017
Professional services	$713	$838	$635	$489	$485
Operating and other costs	932	819	679	459	467
Stock-based compensation	1,018	25	25	15	—
Total general and administrative expenses	2,663	1,682	1,339	963	952
Management fees to affiliate	3,939	3,979	3,989	3,488	2,036
Incentive compensation to affiliate	—	—	—	—	—
Total operating expenses	$6,602	$5,661	$5,328	$4,451	$2,988

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

Our primary sources of liquidity and capital sources through March 31, 2018 have been derived from: $1,060.9 million in net proceeds from equity issuances; $1,287.1 million in net advances from our repurchase facilities; $152.4 million in proceeds from syndicated financing; and cash flows from operations. We may seek additional sources of liquidity from repurchase facilities, syndicated financing, other borrowings (including borrowings not related to a specific investment) and future offerings of equity and debt securities. In addition, we may apply our existing cash and cash equivalents and cash flows from operations to any liquidity needs. As of March 31, 2018, our cash and cash equivalents were $23.1 million.

See Notes 4, 5, and 7 to our condensed consolidated financial statements for additional details regarding our secured financing agreements, loan participation sold, and stock issuances.

Debt-to-Equity Ratio and Total Leverage Ratio

The following table presents our debt-to-equity ratio and total leverage ratio:

	March 31, 2018	December 31, 2017
Debt-to-equity ratio(A)	1.2x	0.8x
Total leverage ratio(B)	1.3x	1.0x

(A)	Represents (i) total outstanding secured debt agreements less cash to (ii) total stockholders’ equity, in each case, at period end.

(B)	Represents (i) total outstanding secured debt agreements, loan participations sold, non-consolidated senior interests, less cash to (ii) total stockholders’ equity, in each case, at period end.

Sources of Liquidity

Our primary sources of liquidity include cash and cash equivalents and available borrowings under our secured financing agreements. Amounts available under these sources as of the date presented are summarized in the following table (dollars in thousands):

	March 31, 2018	December 31, 2017
Cash and cash equivalents	$23,124	$103,120
Available borrowings under master repurchase agreements	106,145	65,555
Available borrowings under revolving credit agreements	75,000	75,000
Loan principal payments receivable, net(A)	—	4,557

(A)
Represents loan principal paid by the borrower to our third-party servicer, but not yet received by us as of December 31, 2017. We generally receive these loan principal repayments from our third-party servicer in the following month's remittance, net of amounts we repay under our financing agreements.

In addition to our current sources of liquidity, we have access to liquidity through public offerings of debt and equity securities. Our existing loan portfolio also provides us with liquidity as loans are repaid or sold, in whole or in part, and the proceeds from repayment become available for us to invest.

Consolidated Debt Obligations

Our consolidated debt obligations are detailed in Note 4 to our condensed consolidated financial statements.

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

Each of our existing master repurchase facilities includes "credit mark" features. "Credit mark" provisions in repurchase facilities are designed to keep the lenders' credit exposure constant as a percentage of the underlying collateral value of the assets pledged as security to them. If the underlying collateral value decreases, the gross amount of leverage available to us will be reduced as our assets are marked to market, which would reduce our liquidity. The lender under the applicable repurchase facility sets the valuation and any revaluation of the collateral assets in its sole, good faith discretion. As a contractual matter, the lender has the right to reset the value of the assets at any time based on then-current market conditions, but the market convention is to reassess valuations on a monthly, quarterly and annual basis using the financial information delivered pursuant to the facility documentation regarding the real property, borrower and guarantor under such underlying loans. Generally, if the lender determines (subject to certain conditions) that the market value of the collateral in a repurchase transaction has decreased by more than a defined minimum amount, the lender may require us to provide additional collateral or lead to margin calls that may require us to repay all or a portion of the funds advanced. We closely monitor our liquidity and intend to maintain sufficient liquidity on our balance sheet in order to meet any margin calls in the event of any significant decreases in asset values. As of March 31, 2018 and December 31, 2017, the weighted average haircut under our repurchase agreements was 32.0% and 32.9%, respectively (or 26.4% and 27.3%, respectively, if we had borrowed the maximum amount approved by its repurchase agreement counterparties as of such dates). In addition, our existing master repurchase facilities are not entirely term-matched financings and may mature before our CRE debt investments that represent underlying collateral to those financings. As we negotiate renewals and extensions of these liabilities, we may experience lower advance rates and higher pricing under the renewed or extended agreements.

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

Borrowing Activities

The following tables provide additional information regarding our borrowings (dollars in thousands):

		Three Months Ended
		March 31, 2018
	Outstanding Face Amount at March 31, 2018	Average Daily Amount Outstanding(A)	Maximum Amount Outstanding	Weighted Average Daily Interest Rate
Wells Fargo	$597,000	$502,467	$597,000	3.7%
Morgan Stanley	554,347	447,869	554,347	3.9
Goldman Sachs	135,750	68,250	135,750	4.0
Barclays	—	—	—	—
Total/Weighted Average	$1,287,097	$1,018,585		3.8%

(A)	Represents the average for the period the debt was outstanding.

	Average Daily Amount Outstanding(A)
	Three Months Ended
	March 31, 2018	December 31, 2017
Wells Fargo	$502,467	$485,250
Morgan Stanley	447,869	374,727
Goldman Sachs	68,250	39,788
Barclays	—	—

(A)	Represents the average for the period the debt was outstanding.

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

As of March 31, 2018, we were in compliance with the covenants of our repurchase facilities.

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

CMBS-related Liabilities

In connection with our investments in CMBS B-Pieces, we consolidate the trust entities, called VIEs, that hold the pools of senior loans underlying the CMBS because we are considered the primary beneficiary of such entities. As a result of this consolidation, our financial statements include the liabilities of these VIEs. However, these liabilities are not recourse to us, and our risk of loss is limited to the value of our investment in the related CMBS B-Piece. See Note 6 to the condensed consolidated financial statements for a summary of these liabilities as of March 31, 2018.

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

Cash Flows

The following table sets forth changes in cash and cash equivalents for the three months ended March 31, 2018 and 2017 (dollars in thousands):

	For The Three Months Ended March 31,
	2018	2017	Increase (Decrease)
Cash Flows From Operating Activities	$18,071	$7,672	$10,399
Cash Flows From Investing Activities	(382,251)	(234,719)	(147,532)
Cash Flows From Financing Activities	283,784	284,825	(1,041)
Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	$(80,396)	$57,778	$(138,174)

Cash Flows from Operating Activities

Our cash flows from operating activities were primarily driven by our net interest income, which is driven by the income generated by our investments less financing costs. The following table sets forth interest received by, and paid for, our investments for the three months ended March 31, 2018 and 2017 (dollars in thousands):

	For The Three Months Ended March 31,
	2018	2017
Interest Received:
Senior and mezzanine loans	$29,123	$10,616
CMBS B-Pieces	3,088	3,088
Preferred equity interest	—	727
	32,211	14,431
Interest Paid:
Borrowings secured by senior loans	8,823	3,311
Net interest collections	$23,388	$11,120

Our net interest collections were partially offset by cash used to pay management fees, as follows (dollars in thousands):

	For The Three Months Ended March 31,
	2018	2017	Increase (Decrease)
Management fees to affiliate	$3,944	$3,491	$453
Net decrease in cash and cash equivalents	$3,944	$3,491	$453

Cash Flows from Investing Activities

Our cash flows from investing activities were primarily driven by the amounts of cash used to originate and fund or purchase new investments. During the three months ended March 31, 2018, we funded or purchased $418.3 million of senior and mezzanine loans and received $39.6 million of principal repayments on certain loans. We also made a net investment in CMBS, held through an equity method investee, of $3.5 million. During the three months ended March 31, 2017, we funded $234.7 million of senior and mezzanine loans.

Cash Flows from Financing Activities

Our cash flows from financing activities were primarily driven by proceeds from borrowings under repurchase agreements of $317.8 million during the three months ended March 31, 2018. As a result of our payment of dividends, our cash flows from financing activities decreased by $19.9 million during the three months ended March 31, 2018 compared to the same period in 2017. Our cash flows from financing activities during the three months ended March 31, 2017 were primarily driven by our issuance of common stock for net proceeds of $147.7 million and $147.0 million proceeds from borrowing under our repurchase agreements. As a result of the payment of dividends, our cash flows from financing activities decreased by $8.5 million during the three months ended March 31, 2017.

Contractual Obligations and Commitments

The following table presents our contractual obligations and commitments (including interest payments) as of March 31, 2018 (dollars in thousands):

	Total	Less than 1 year	1 to 3 years	3 to 5 years	Thereafter
Recourse Obligations:
Master Repurchase Facilities(A):
Wells Fargo	$662,853	$21,931	$640,922	$—	$—
Morgan Stanley	621,006	22,199	598,807	—	—
Goldman Sachs	151,362	5,199	146,163	—	—
Revolving Credit Agreement(B):
Barclays	—	—	—	—	—
Total secured financing agreements	1,435,221	49,329	1,385,892	—	—
Future funding obligations(C)	306,591	165,995	140,596	—	—
RECOP commitment(D)	22,000	22,000	—	—	—
Total recourse obligations	1,763,812	237,324	1,526,488	—	—
Non-Recourse Obligations(E):
CMBS	6,480,782	270,924	951,869	553,685	4,704,304
Total	$8,244,594	$508,248	$2,478,357	$553,685	$4,704,304

(A)
The allocation of repurchase facilities is based on the current maturity date of each individual borrowing under the facilities. The amounts include the related future interest payment obligations, which are estimated by assuming the amounts outstanding under our repurchase facilities and the interest rates in effect as of March 31, 2018 will remain constant into the future. This is only an estimate, as actual amounts borrowed and rates may vary over time. Amounts borrowed are subject to a maximum 25.0% recourse limit.

(B)	Any amounts borrowed are 100.0% recourse to us.

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

We are required to pay our Manager a base management fee, an incentive fee and reimbursements for certain expenses pursuant to our management agreement. The table above does not include the amounts payable to our Manager under our management agreement as they are not fixed and determinable. See Note 10 to our condensed consolidated financial statements included in this Form 10-Q for additional terms and details of the fees payable under our management agreement.

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

Subsequent Events

Our subsequent events are detailed in Note 13 to our condensed consolidated financial statements.

Off-Balance Sheet Arrangements

As described in Note 6 to our consolidated financial statements, we have off-balance sheet arrangements related to VIEs that we account for using the equity method of accounting and in which we hold an economic interest or have a capital commitment. Our maximum risk of loss associated with our interests in VIEs is limited to the carrying value of our investment in the entity and any unfunded capital commitments. As of March 31, 2018, we held $18.3 million of interests in such entities, which does not include a remaining commitment of $22.0 million to RECOP that we are required to fund when called.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these condensed consolidated financial statements requires our Manager to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Actual results could differ from these estimates. There have been no material changes to our Critical Accounting Policies described in our annual report on Form 10-K filed with the SEC on February 28, 2018.

Refer to Note 2 to our consolidated financial statements for the description of our significant accounting policies.

Recent Accounting Pronouncements

For a discussion of recently issued accounting pronouncements, see Note 2 to our condensed consolidated financial statements included in this Form 10-Q.

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

As of March 31, 2018, a 100 basis point increase in credit yields would decrease our net book value by approximately $6.0 million, and a 100 basis point decrease in credit yields would increase our net book value by approximately $6.4 million, based on the investments we held on that date.

Interest Rate Risk

Generally, the composition of our investments is such that rising interest rates will increase our net income, while declining interest rates will decrease net income. As of March 31, 2018, 94.0% of our investments by total assets earned a floating rate of interest. The remaining 6.0% of our investments earned a fixed rate of interest. If interest rates were to decline, the value of these fixed-rate investments may increase and if interest rates were to increase, the value of these fixed-rate investments may fall; however, the interest income generated by these investments would not be affected by market interest rates. The interest rates we pay under our current repurchase agreements are floating rate. Accordingly, our interest expense will generally increase as interest rates increase and decrease and interest rates decrease.

As of March 31, 2018, a 50 basis point increase in short-term interest rates, based on a shift in the yield curve, would increase our cash flows by approximately $3.0 million during the 2018 fiscal year, whereas a 50 basis point decrease in short-term interest rates would decrease our cash flows by approximately $3.0 million during the 2018 fiscal year, based on the net floating-rate exposure of the investments we held on that date.

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
Our management, with the participation of our Co-Chief Executive Officers and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2018. Based upon that evaluation, our Co-Chief Executive Officers and Chief Financial Officer concluded that, as of March 31, 2018, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
Changes in Internal Controls over Financial Reporting

No changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) of the Exchange Act) occurred during the three months ended March 31, 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The section entitled “Litigation ” appearing in Note 9 of our condensed consolidated financial statements included in this Form 10-Q is incorporated herein by reference.

ITEM 1A. RISK FACTORS

For a discussion of our potential risks and uncertainties, see the information under Part I, Item 1A. “Risk Factors” in the Form 10-K. There have been no material changes to our principal risks that we believe are material to our business, results of operations, and financial condition from the risk factors previously disclosed in the Form 10-K, which is accessible on the SEC’s website at www.sec.gov.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities
Our board of directors has authorized the repurchase of up to $100.0 million of our common stock over the 12 month period commencing June 12, 2017. Of this amount, a total of $50.0 million is covered by a pre-set trading plan meeting the requirements of Rule 10b5-1 under the Exchange Act, which provides for repurchases of our common stock when the market price per share of our common stock is below book value per share (calculated in accordance with GAAP), with the remaining $50.0 million available at any time during the repurchase period. As of March 31, 2018, $37.6 million remained available for repurchases under this 10b5-1 plan.

The following table sets forth information regarding purchases of shares of our common stock by us or on our behalf during the three months ended March 31, 2018:

Period Beginning	Period Ending	Total number of shares purchased	Average price paid per share	Total number of shares repurchased as part of publicly announced program	Approximate dollar value of shares that may yet be purchased under the program
January 1, 2018	January 31, 2018	185,025	$19.73	211,423	$95,826,000
February 1, 2018	February 28, 2018	361,516	19.34	572,939	88,834,000
March 1, 2018	March 31, 2018	63,324	19.48	636,263	87,600,000

In May 2018, our board of directors approved a new share repurchase program, effective following the expiration of the above-described share repurchase program on June 12, 2018. The new share repurchase program permits us to repurchase of up to $100.0 million of our common stock during the period from June 13, 2018 through June 30, 2019. Of this total authorized amount, $50.0 million will be covered by a pre-set trading plan meeting the requirements of Rule 10b5-1 under the Exchange Act and provide for repurchases of our common stock when the market price per share of our common stock is below book value per share (calculated in accordance with GAAP as of end of the most recent quarterly period for which financial statements are available), and the remaining $50.0 million may be used for repurchases in the open market, pursuant to pre-set trading plans meeting the requirements of Rule 10b5-1 under the Exchange Act, in privately negotiated transactions or otherwise.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

Exhibit Number	Exhibit Description

31.1	Certificate of Christen E.J. Lee, Co-President and Co-Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Matthew A. Salem, Co-President and Co-Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certificate of Mostafa Nagaty, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

32.3	Certificate of Mostafa Nagaty, Chief Financial Officer, pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
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

KKR REAL ESTATE FINANCE TRUST INC.

Date:	May 9, 2018	By:	/s/ Christen E.J. Lee
Name: Christen E.J. Lee
Title: Co-Chief Executive Officer and Co-President
(Co-Principal Executive Officer)

Date:	May 9, 2018	By:	/s/ Matthew A. Salem
Name: Matthew A. Salem
Title: Co-Chief Executive Officer and Co-President
(Co-Principal Executive Officer)

Date:	May 9, 2018	By:	/s/ Mostafa Nagaty
Name: Mostafa Nagaty
Title: Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)