Form 10-Q
period 2018-06-30
KKR Real Estate Finance Trust Inc.
filed 2018-08-06
CIK 1631596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒ Yes    ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    ☒ Yes    ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer    ☐    Accelerated filer    ☐
Non-accelerated filer    ☒    Smaller reporting company    ☐
Emerging growth company    ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐ Yes    ☒ No

The number of shares of the registrant's common stock, par value $0.01 per share, outstanding as of August 6, 2018 was 53,022,590.

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

•	deterioration in the performance of properties securing our investments that may cause deterioration in the performance of our investments and, potentially, principal losses to us;

•	defaults by borrowers in paying debt service on outstanding indebtedness;

•	the adequacy of collateral securing our investments and declines in the fair value of our investments;

•	adverse developments in the availability of desirable investment opportunities whether they are due to competition, regulation or otherwise;

•	difficulty in successfully managing our growth, including integrating new assets into our existing systems;

•	the cost of operating our platform, including, but not limited to, the cost of operating a real estate investment platform and the cost of operating as a publicly traded company;

•	the availability of qualified personnel and our relationship with our Manager;

•	subsidiaries of KKR & Co. Inc. control us and KKR's interests may conflict with those of our stockholders in the future;

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

There may be other factors that may cause our actual results to differ materially from the forward-looking statements, including factors set forth under Part I, Item 1A. "Risk Factors" in the Form 10-K and Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Form 10-Q as such factors may be updated from time to time in our other periodic filings with the SEC, which are accessible on the SEC's website at www.sec.gov and on the investor relations section of our website at www.kkrreit.com. You should evaluate all forward-looking statements made in this Form 10-Q in the context of these risks and uncertainties.

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

Except where the context requires otherwise, the terms "Company," "we," "us," "our" and "KREF" refer to KKR Real Estate Finance Trust Inc., a Maryland corporation, and its subsidiaries; "Manager" refers to KKR Real Estate Finance Manager LLC, a Delaware limited liability company, our external manager; and "KKR" refers to KKR & Co. Inc., a Delaware corporation, and its subsidiaries.

KKR REAL ESTATE FINANCE TRUST INC.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2018

PART I — FINANCIAL INFORMATION
ITEM I. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

KKR Real Estate Finance Trust Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)
(Amounts in thousands, except share and per share data)

	June 30, 2018	December 31, 2017(A)
Assets
Cash and cash equivalents	$40,762	$103,120
Restricted cash	—	400
Commercial mortgage loans, held-for-investment, net	2,844,702	1,888,510
Equity method investments, at fair value	22,686	14,390
Accrued interest receivable	11,421	8,423
Other assets	3,618	7,239
Commercial mortgage loans held in variable interest entities, at fair value	1,108,544	5,372,811
Total Assets	$4,031,733	$7,394,893

Liabilities and Equity
Liabilities
Secured financing agreements, net	$1,629,856	$964,800
Convertible notes, net	137,017	—
Loan participations sold, net	81,528	81,472
Accounts payable, accrued expenses and other liabilities	3,259	2,465
Dividends payable	23,025	19,981
Accrued interest payable	3,915	1,623
Due to affiliates	5,549	4,442
Variable interest entity liabilities, at fair value	1,095,188	5,256,926
Total Liabilities	2,979,337	6,331,709

Commitments and Contingencies (Note 10)

Temporary Equity
Redeemable noncontrolling interests in equity of consolidated joint venture	—	3,090
Redeemable preferred stock	1,286	949

Permanent Equity
Preferred stock, 50,000,000 authorized (1 share with par value of $0.01 issued and outstanding as of June 30, 2018 and December 31, 2017)	—	—
Common stock, 300,000,000 authorized (53,031,890 and 53,685,440 shares with par value of $0.01 issued and outstanding as of June 30, 2018 and December 31, 2017, respectively)	530	537
Additional paid-in capital	1,055,542	1,052,851
Retained earnings	9,009	6,280
Repurchased stock, 714,207 and 26,398 shares repurchased as of June 30, 2018 and December 31, 2017, respectively	(13,971)	(523)
Total KKR Real Estate Finance Trust Inc. stockholders’ equity	1,051,110	1,059,145
Total Permanent Equity	1,051,110	1,059,145
Total Liabilities and Equity	$4,031,733	$7,394,893

(A)	Derived from the audited consolidated financial statements as of December 31, 2017.

See Notes to Condensed Consolidated Financial Statements.

KKR Real Estate Finance Trust Inc. and Subsidiaries

Condensed Consolidated Statements of Income (Unaudited)
(Amounts in thousands, except share and per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Net Interest Income
Interest income	$40,363	$17,446	$72,057	$30,352
Interest expense	18,798	3,225	29,488	7,178
Total net interest income	21,565	14,221	42,569	23,174
Other Income
Realized gain on sale of investments	13,000	—	13,000	—
Change in net assets related to consolidated variable interest entities	(6,408)	4,175	2,081	8,785
Income from equity method investments	789	330	1,337	346
Other income	602	275	763	439
Total other income (loss)	7,983	4,780	17,181	9,570

Operating Expenses
General and administrative	1,686	963	4,349	1,915
Management fees to affiliate	3,913	3,488	7,852	5,524
Total operating expenses	5,599	4,451	12,201	7,439

Income (Loss) Before Income Taxes, Noncontrolling Interests and Preferred Dividends	23,949	14,550	47,549	25,305
Income tax expense (benefit)	(33)	146	142	268
Net Income (Loss)	23,982	14,404	47,407	25,037
Redeemable Noncontrolling Interests in Income (Loss) of Consolidated Joint Venture	29	34	63	80
Noncontrolling Interests in Income (Loss) of Consolidated Joint Venture	—	214	—	424
Net Income (Loss) Attributable to KKR Real Estate Finance Trust Inc. and Subsidiaries	23,953	14,156	47,344	24,533
Preferred Stock Dividends and Redemption Value Adjustment	470	75	581	88
Net Income (Loss) Attributable to Common Stockholders	$23,483	$14,081	$46,763	$24,445

Net Income (Loss) Per Share of Common Stock
Basic	$0.44	$0.30	$0.88	$0.66
Diluted	$0.44	$0.30	$0.88	$0.66
Weighted Average Number of Shares of Common Stock Outstanding
Basic	53,064,585	46,632,975	53,200,495	36,810,769
Diluted	53,069,866	46,633,248	53,223,413	36,811,042

Dividends Declared per Share of Common Stock	$0.43	$0.53	$0.83	$0.88

See Notes to Condensed Consolidated Financial Statements.

KKR Real Estate Finance Trust Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Equity

For the Six Months Ended June 30, 2018 and 2017
(Amounts in thousands, except share data)

	Permanent Equity										Temporary Equity
	KKR Real Estate Finance Trust Inc.
	Preferred Stock		Common Stock
	Shares	Stated Value	Shares	Par Value	Additional Paid-In Capital	Retained Earnings	Repurchased Stock	Total KKR Real Estate Finance Trust Inc. Stockholders' Equity	Noncontrolling Interests in Equity of Consolidated Joint Venture	Total Permanent Equity	Redeemable Noncontrolling Interests in Equity of Consolidated Joint Venture	Redeemable Preferred Stock
Balance at December 31, 2016	126	$125	24,158,392	$242	$479,417	$17,914	$—	$497,698	$7,339	$505,037	$3,030	$—
Issuance of stock	—	—	29,553,446	295	580,011	—	—	580,306	—	580,306	—	949
Redemption of preferred stock	(125)	(125)	—	—	—	—	—	(125)	—	(125)	—	—
Offering costs	—	—	—	—	(6,398)	—	—	(6,398)	—	(6,398)	—	—
Preferred dividends declared	—	—	—	—	—	(6)	—	(6)	—	(6)	—	(82)
Common dividends declared	—	—	—	—	—	(30,715)	—	(30,715)	—	(30,715)	—	—
Capital contributions	—	—	—	—	—	—	—	—	(296)	(296)	(37)	—
Stock-based compensation	—	—	—	—	15	—	—	15	—	15	—	—
Net income (loss)	—	—	—	—	—	24,451	—	24,451	424	24,875	80	82
Balance at June 30, 2017	1	$—	53,711,838	$537	$1,053,045	$11,644	$—	$1,065,226	$7,467	$1,072,693	$3,073	$949

Balance at December 31, 2017	1	$—	53,685,440	$537	$1,052,851	$6,280	$(523)	$1,059,145	$—	$1,059,145	$3,090	$949
Adjustment of redeemable preferred stock to redemption value	—	—	—	—	—	(337)	—	(337)	—	(337)	—	337
Repurchase of common stock	—	—	(687,809)	(7)	—	—	(13,448)	(13,455)	—	(13,455)	—	—
Equity component of convertible notes	—	—	—	—	1,800	—	—	1,800	—	1,800	—	—
Preferred dividends declared	—	—	—	—	—	—	—	—	—	—	—	(244)
Common dividends declared	—	—	—	—	—	(44,034)	—	(44,034)	—	(44,034)	—	—
Capital distributions and redemptions	—	—	—	—	—	—	—	—	—	—	(3,153)	—
Stock-based compensation	—	—	34,259	*	891	—	—	891	—	891	—	—
Net income (loss)	—	—	—	—	—	47,100	—	47,100	—	47,100	63	244
Balance at June 30, 2018	1	$—	53,031,890	$530	$1,055,542	$9,009	$(13,971)	$1,051,110	$—	$1,051,110	$—	$1,286

* Rounds to zero.

See Notes to Condensed Consolidated Financial Statements.

KKR Real Estate Finance Trust Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)
(Amounts in thousands)

	For the Six Months Ended June 30,
	2018	2017
Cash Flows From Operating Activities
Net income (loss)	$47,407	$25,037
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of deferred debt issuance costs and discounts	2,442	1,070
Accretion of net deferred loan fees and discounts	(3,177)	(1,302)
Interest paid-in-kind	—	(644)
Change in noncash net assets of consolidated variable interest entities	1,939	(2,566)
(Gain) on sale of investment securities	(13,000)	—
(Income) from equity method investments	(1,337)	(332)
Stock-based compensation expense	895	15
Changes in operating assets and liabilities:
Accrued interest receivable, net	(2,155)	(2,292)
Other assets	(872)	2,107
Due to affiliates	(393)	1,788
Accounts payable, accrued expenses and other liabilities	24	4
Accrued interest payable	2,293	(260)
Net cash provided by (used in) operating activities	34,066	22,625

Cash Flows From Investing Activities
Proceeds from sales of commercial mortgage-backed securities	112,747	—
Proceeds from sale of commercial mortgage loans	—	60,991
Proceeds from principal repayments of commercial mortgage loans, held-for-investment	54,060	1,685
Origination of commercial mortgage loans, held-for-investment	(1,002,490)	(416,631)
Investment in commercial mortgage-backed securities, equity method investee	(8,000)	(23,600)
Proceeds from commercial mortgage-backed securities, equity method investee	761	19,588
Net cash provided by (used in) investing activities	(842,922)	(357,967)

See Notes to Condensed Consolidated Financial Statements.

KKR Real Estate Finance Trust Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)
(Amounts in thousands)

	For the Six Months Ended June 30,
	2018	2017
Cash Flows From Financing Activities
Proceeds from borrowings under secured financing agreements	807,939	198,000
Net proceeds from issuance of convertible notes	139,438	—
Proceeds from issuances of common stock	—	581,256
Redemption of preferred stock	—	(125)
Payments of common stock dividends	(41,094)	(17,287)
Payments of preferred stock dividends	(140)	(11)
Principal repayments on borrowings under secured financing agreements	(137,370)	(460,432)
Payments of debt issuance costs	(6,066)	(2,549)
Payments of stock issuance costs	—	(1,611)
Payments of redeemable noncontrolling interest distributions and redemptions	(3,153)	(37)
Payments of noncontrolling interest distributions	—	(295)
Payments to reacquire common stock	(13,456)	—
Net cash provided by (used in) financing activities	746,098	296,909

Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	(62,758)	(38,433)
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	103,520	96,346
Cash, Cash Equivalents, and Restricted Cash at End of Period	$40,762	$57,913

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$23,000	$6,325
Cash paid during the period for income taxes	674	67

Supplemental Schedule of Non-Cash Investing and Financing Activities
Dividend declared, not yet paid	$23,025	$13,428

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

KREF has elected and intends to maintain its qualification to be taxed as a REIT under the requirements of the Internal Revenue Code of 1986, as amended (the "Internal Revenue Code"), for U.S. federal income tax purposes. As such, KREF will generally not be subject to U.S. federal income tax on that portion of its income that it distributes to stockholders if it distributes at least 90% of its REIT taxable income, determined without regard to the deduction for dividends paid and excluding any net capital gains. See Note 13 regarding taxes applicable to KREF.

KREF is externally managed by KKR Real Estate Finance Manager LLC ("Manager"), an indirect subsidiary of KKR & Co. Inc. (together with its subsidiaries, "KKR"), through a management agreement ("Management Agreement") pursuant to which the Manager provides a management team and other professionals who are responsible for implementing KREF’s business strategy, subject to the supervision of KREF’s board of directors. For its services, the Manager is entitled to management fees and incentive compensation, both defined in, and in accordance with the terms of, the Management Agreement (Note 11).

As of June 30, 2018, KKR beneficially owned 23,758,616 shares of KREF's common stock, of which 3,758,616 shares were held by KKR on behalf of a third-party investor.

As of June 30, 2018, KREF's principal business activities related to the origination and purchase of credit investments related to commercial real estate. Management assesses performance of KREF's current portfolio of leveraged and unleveraged commercial mortgage loans and commercial mortgage-backed securities ("CMBS") as a whole and makes operating decisions accordingly. As a result, management presents KREF's operations within a single reporting segment.

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

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollars in tables in thousands, except per share amounts)

REO assets generally represent a small percentage of the overall asset pool of a CMBS trust. In a new issue CMBS trust there are no REO assets, and no REO existed in KREF's consolidated VIE assets as of June 30, 2018. KREF derives the fair value of its Level 3 CMBS VIE assets from its Level 3 CMBS VIE liabilities, which management considers to possess more observable market value data than the CMBS VIE assets. See "— Fair Value — Valuation of Consolidated VIEs" for additional discussion regarding management's valuation of consolidated CMBS VIEs.

Commercial Mezzanine Loan Joint Venture - KREF consolidated a joint venture that held a portion of KREF's investments in commercial mezzanine loans (“Mezzanine JV”), and in which a third-party owned a 5.0% redeemable noncontrolling interest ("Mezzanine JV Redeemable Noncontrolling Interest”) (Note 7 ). Management determined the joint venture to be a VIE as the owners of the redeemable noncontrolling interest did not have substantive participating or kick-out rights. KREF owned 95.0% of the equity interests in the joint venture and participated in the profits and losses. Management considered KREF to be the primary beneficiary of the joint venture as KREF held decision-making power over the activities that most significantly impact the economic performance of the joint venture. In June 2018, KREF acquired the 5.0% Mezzanine JV Redeemable Noncontrolling Interest for its carrying value of $1.3 million.

Noncontrolling Interests — Noncontrolling interests represent the ownership interests in certain consolidated subsidiaries held by entities or persons other than KREF. Those noncontrolling interests that allow the holder to redeem before liquidation or termination of the entity that issued those interests are considered redeemable noncontrolling interests.

The redeemable noncontrolling interests issued by subsidiaries of KREF are subject to certain restrictions and require KREF to transfer assets or issue equity to satisfy the redemption. As KREF does not control the circumstances under which the noncontrolling interests may redeem their interests, management considers these redeemable noncontrolling interests as temporary equity, presented as "Temporary Equity — Redeemable noncontrolling interests in equity of consolidated joint venture" in the accompanying Condensed Consolidated Balance Sheets and their share of "Net Income (Loss)" as "Redeemable Noncontrolling Interests in Income (Loss) of Consolidated Joint Venture" in the Condensed Consolidated Statements of Income. KREF recorded the redeemable noncontrolling interests at fair value upon issuance by subsidiaries of KREF, and adjusts the carrying value of such interests to equal their respective redemption values at each subsequent reporting period date if KREF determines the noncontrolling interests are redeemable or probable to become redeemable.

As noted above, in June 2018, KREF acquired the 5.0% Mezzanine JV Redeemable Noncontrolling Interest for its carrying value of $1.3 million.

As of June 30, 2018, KREF determined that the Special Non-Voting Preferred Stock (“SNVPS”) became redeemable; accordingly, KREF adjusted the carrying value of the SNVPS to its redemption value of $1.3 million as of the balance sheet date.

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

Management determined that its investment in an aggregator vehicle alongside KKR Real Estate Credit Opportunity Partners L.P. ("RECOP") is an interest in a VIE, however KREF is not the primary beneficiary and does not have substantive participating or kick-out rights. Management elected the fair value option for KREF's investment in RECOP. KREF records its share of net asset value in RECOP as “Equity method investments, at fair value” in its Condensed Consolidated Balance Sheets and its share of unrealized gains or losses in "Income from equity method investments" in its Condensed Consolidated Statements of Income (Note 7).

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

Estimates of fair value for cash and cash equivalents, restricted cash, and convertible notes are measured using observable, quoted market prices, or Level 1 inputs.
Valuation Process — The Manager reviews the valuation of Level 3 financial instruments as part of KKR's quarterly process. As of June 30, 2018, KKR’s valuation process for Level 3 measurements, as described below, subjected valuations to the review and oversight of various committees. KKR has a global valuation committee assisted by the asset class-specific valuation committees, including a real estate valuation committee that reviews and approves all preliminary Level 3 valuations for real estate assets, including the financial instruments held by KREF. The global valuation committee is responsible for coordinating and implementing KKR’s valuation process to ensure consistency in the application of valuation principles across portfolio investments and between periods. All Level 3 valuations are also subject to approval by the global valuation committee.

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

Management categorizes the commercial mezzanine loans held by separate joint ventures, VIEs consolidated by KREF as primary beneficiary, as Level 3 assets in the fair value hierarchy as such assets are illiquid, structured instruments that are specific to the properties and their corresponding operating performance (Note 12).

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

See Note 12 for additional information regarding the valuation of KREF's financial assets and liabilities.

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

KREF must also maintain sufficient cash and cash equivalents to satisfy liquidity covenants related to its secured financing agreements. However, such amounts are not restricted from use in KREF's current operations, and KREF does not present these cash and cash equivalents as restricted. As of June 30, 2018 and December 31, 2017, KREF was required to maintain unrestricted cash and cash equivalents of at least $14.9 million and $12.1 million, respectively, to satisfy its liquidity covenants (Note 4).

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

Secured Financing Agreements — KREF's secured financing agreements, including Term Loan Financings, are treated as collateralized financing transactions and consist of floating rate, uncommitted repurchase facilities and Term Loan Financing arrangements carried at their contractual amounts, net of unamortized debt issuance costs (Note 4).

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
Other Assets and Accounts Payable, Accrued Expenses and Other Liabilities — As of June 30, 2018, other assets included $2.1 million of deferred debt issuance costs related to credit facilities, net of $0.5 million accumulated amortization. As of December 31, 2017, other assets included a $4.6 million loan principal payment receivable from a third-party servicer and $2.1 million of deferred debt issuance costs related to credit facilities, net of $0.5 million accumulated amortization. Accounts payable, accrued expenses and other liabilities included $2.7 million and $1.6 million of miscellaneous accounts payable and accrued expenses as of June 30, 2018 and December 31, 2017, respectively.

Special Non-Voting Preferred Stock ("SNVPS") — Equity instruments that are redeemable for cash or other assets are classified as temporary equity if the instrument is redeemable, at the option of the holder, at a fixed or determinable price on a fixed or determinable date or upon the occurrence of an event that is not solely within the control of the issuer. Redeemable equity instruments are initially carried at the fair value of the equity instrument at the issuance date, which is subsequently adjusted at each balance sheet date if the instrument is currently redeemable or probable of becoming redeemable. The fair value of the instrument is adjusted to reflect the instrument’s redemption amount at each balance sheet date if KREF determines the SNVPS is redeemable or it is probable that the SNVPS will become redeemable. KREF accounted for the SNVPS as redeemable preferred stock since a third party holds a redemption option, exercisable after May 5, 2018, and such redemption is not solely within KREF’s control. As of June 30, 2018, KREF determined that the SNVPS was redeemable as the redemption option became exercisable after May 5, 2018; accordingly, the Company adjusted the carrying value of the SNVPS to its redemption value of $1.3 million as of the balance sheet date. KREF presents the SNVPS as “Temporary Equity — Redeemable preferred stock” in the accompanying Condensed Consolidated Balance Sheets (Note 8).
Convertible Notes, Net — KREF accounts for its convertible debt with a cash conversion feature in accordance with ASC 470-20 “Debt with Conversion and Other Options” which requires the liability and equity components of convertible debt instruments that may be settled in cash upon conversion, including partial cash settlement, to be separately accounted for in a manner that reflects the issuer’s nonconvertible debt borrowing rate. The initial proceeds from the sale of convertible notes are allocated between a liability component and an equity component in a manner that reflects interest expense at the rate of similar nonconvertible debt that could have been issued at such time. The equity component represents the excess initial proceeds received over the fair value of the liability component of the notes as of the date of issuance. KREF measured the estimated fair value of the debt component of the convertible notes due May 15, 2023 (“Convertible Notes”) as of the issuance date based on KREF’s nonconvertible debt borrowing rate. The equity component of the Convertible Notes is reflected within additional paid-in capital on our condensed consolidated balance sheet, and the resulting debt discount is amortized over the period during which such Convertible Notes are expected to be outstanding (through the maturity date) as additional non-cash interest expense using the interest method, or on a straight line basis when it approximates the interest method. The additional non-cash interest expense attributable to such convertible notes will increase in subsequent periods through the maturity date as the notes accrete to their par value over the same period (Note 5).

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

Management considers loans to be past due when a monthly payment is due and unpaid for 60 days or more. Loans are placed on nonaccrual status and considered non-performing when full payment of principal and interest is in doubt, which generally occurs when principal or interest is 120 days or more past due unless the loan is both well secured and in the process of collection. Management may return a loan to accrual status when repayment of principal and interest is reasonably assured under the terms of the restructured loan. As of June 30, 2018, KREF did not hold any loans that management placed on nonaccrual status or otherwise considered past due.

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

Management and Incentive Compensation to Affiliate — Management expenses compensation earned by the Manager on a quarterly basis in accordance with the Management Agreement (Note 11).

Income Taxes — Certain activities of KREF are conducted through joint ventures formed as limited liability companies, taxed as partnerships, and consolidated by KREF. Some of these joint ventures are subject to state and local income taxes (Note 13).

As of June 30, 2018 and December 31, 2017, KREF did not have any material deferred tax assets or liabilities arising from future tax consequences attributable to differences between the carrying amounts of existing assets and liabilities in accordance with GAAP and their respective tax bases.

KREF recognizes tax benefits for uncertain tax positions only if it is more likely than not that the position is sustainable based on its technical merits. Interest and penalties on uncertain tax positions are included as a component of the provision for income taxes in KREF's Condensed Consolidated Statements of Income. As of June 30, 2018, KREF did not have any material uncertain tax positions.

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollars in tables in thousands, except per share amounts)

Stock-Based Compensation

KREF's stock-based compensation consists of awards issued to employees of the Manager or its affiliates that vest over the life of the awards, as well as restricted stock units issued to certain members of KREF's board of directors. The Company early adopted ASU No. 2018-07, Improvement to Nonemployee Share-based Payment Accounting upon its issuance in June 2018. Accordingly, the Company recognizes the compensation cost of stock-based awards to employees of the Manager or its affiliates on a straight-line basis over the awards’ term at their grant date fair value.

Upon the adoption of ASU 2016-09, Improvements to Employee Share-Based Payment Accounting (Topic 718), KREF elected to account for forfeitures as they occur. Refer to Note 9 for additional information.

Earnings per Share

Diluted earnings per share, or Diluted EPS, is determined using the treasury stock method, and is based on the net earnings attributable to common stockholders, including restricted stock units, divided by the weighted-average number of shares of common stock, including restricted stock units. Refer to Note 8 for additional discussion of earnings per share.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU No. 2014-09, Revenues from Contracts with Customers (Topic 606). The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which it expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under current guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. In adopting ASU 2014-09, entities have the option of using either a full retrospective or a modified approach to adopt the guidance in the ASU. KREF has adopted the modified approach. The adoption of this ASU beginning in the first quarter of 2018 did not have a material impact on the Company's condensed consolidated financial statements.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10) - Recognition and Measurement of Financial Assets and Financial Liabilities. The standard: (i) requires that certain equity investments be measured at fair value, and modifies the assessment of impairment for certain other equity investments, (ii) changes certain disclosure requirements related to the fair value of financial instruments measured at amortized cost, (iii) changes certain disclosure requirements related to liabilities measured at fair value, (iv) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset, and (v) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. An entity should apply ASU No. 2016-01 by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The adoption of ASU No. 2016-01 beginning in the first quarter of 2018 did not have a material impact on the Company's condensed consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses. The standard amends the existing credit loss model to reflect a reporting entity's current estimate of all expected credit losses and requires a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at a net amount expected to be collected through deduction of an allowance for credit losses from the amortized cost basis of the financial asset(s). ASU No. 2016-13 is effective for KREF in the first quarter of 2020. Early adoption is permitted beginning in the first quarter of 2019. While KREF is currently evaluating the impact that ASU 2016-13 will have on KREF's condensed consolidated financial statements, we expect that the adoption will result in an increased amount of provisions for potential loan losses as well as the recognition of such

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollars in tables in thousands, except per share amounts)

provisions earlier in the credit cycle. KREF currently does not have any provision for loan losses recorded on the condensed consolidated financial statements.

In June 2018, the FASB issued ASU No. 2018-07, Improvements to Nonemployee Share-Based Payment Accounting. The standard aligns the measurement and classification guidance for share-based payments to nonemployees with the guidance for share-based payments to employees, with certain exceptions. Under the guidance, the measurement of equity-classified nonemployee awards will be fixed at the grant date. ASU No. 2018-07 is effective for public companies in the first quarter of 2019 with early adoption permitted. KREF early adopted this ASU upon its issuance to simplify its accounting for share-based payments to employees of the Manager or its affiliates. The adoption of this ASU did not have a material impact on the Company's condensed consolidated financial statements.

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollars in tables in thousands, except per share amounts)

Note 3. Commercial Mortgage Loans
The following table summarizes KREF's investments in commercial mortgage loans as of June 30, 2018 and December 31, 2017:

				Weighted Average
Loan Type	Outstanding Face Amount	Carrying Value	Loan Count	Floating Rate Loan %(A)	Coupon(A)	Life (Years)(B)
June 30, 2018
Loans held-for-investment
Senior loans(C)	$2,791,958	$2,773,196	26	100.0%	5.9%	3.8
Mezzanine loans(D)	71,730	71,506	9	63.4	11.6	4.0
	$2,863,688	$2,844,702	35	99.1	6.0	3.8
December 31, 2017
Loans held-for-investment
Senior loans(C)	$1,794,963	$1,782,054	18	100.0%	5.8%	3.7
Mezzanine loans(D)	106,730	106,456	10	75.4	11.3	3.7
	$1,901,693	$1,888,510	28	98.6	6.1	3.7

(A)	Average weighted by outstanding face amount of loan. Weighted average coupon assumes applicable one-month LIBOR rates of 2.09% and 1.56% as of June 30, 2018 and December 31, 2017, respectively.

(B)	The weighted average life of each loan is based on the expected timing of the receipt of contractual cash flows assuming all extension options are exercised by the borrower.

(C)
Includes loan participations sold with a face amount of $82.0 million and $82.0 million, and a carrying value of $81.5 million and $81.5 million as of June 30, 2018 and December 31, 2017, respectively.

(D)
In June 2018, KREF acquired the 5.0% redeemable noncontrolling interest in the Mezzanine JV that held six commercial mezzanine loans, held-for-investment, with a $26.2 million outstanding face amount and carrying value as of June 30, 2018. The Mezzanine JV held seven commercial mezzanine loans, held-for-investment, with a $61.2 million outstanding face amount and carrying value as of December 31, 2017.

Activity — For the six months ended June 30, 2018, the loan portfolio activity was as follows:

	Held-for-Investment	Held-for-Sale	Total
Balance at December 31, 2017	$1,888,510	$—	$1,888,510
Purchases and originations, net(A)	1,002,490	—	1,002,490
Proceeds from principal repayments	(49,503)	—	(49,503)
Accretion of loan discount and other amortization, net(B)	3,205	—	3,205
Balance at June 30, 2018	$2,844,702	$—	$2,844,702

(A)	Net of applicable premiums, discounts and deferred loan origination costs.

(B)	Includes accretion of applicable discounts and deferred loan origination costs.

As of June 30, 2018 and December 31, 2017, there was $19.0 million and $13.2 million, respectively, of unamortized deferred loan fees and discounts included in commercial mortgage loans, held-for-investment, net on the Condensed Consolidated Balance Sheets.

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

June 30, 2018				December 31, 2017
Risk Rating	Number of Loans	Net Book Value	Total Loan Exposure(A)	Risk Rating	Number of Loans	Net Book Value	Total Loan Exposure(A)
1	—	$—	$—	1	—	$—	$—
2	7	388,758	390,938	2	4	155,092	156,123
3	27	2,439,510	2,520,789	3	23	1,717,000	1,792,022
4	1	16,434	16,500	4	1	16,418	16,500
5	—	—	—	5	—	—	—
	35	$2,844,702	$2,928,227		28	$1,888,510	$1,964,645

(A)
In certain instances, we finance our loans through the non-recourse sale of a senior interest that is not included in our consolidated financial statements. Total loan exposure includes the entire loan we originated and financed, including $64.5 million and $63.0 million of such non-consolidated interests as of June 30, 2018 and December 31, 2017, respectively.

As of June 30, 2018, the average risk rating of KREF's portfolio was 2.9 (Average Risk), weighted by investment carrying value, with 99.4% of commercial mortgage loans held-for-investment, rated 3 (Average Risk) or better by KREF's Manager as compared to 2.9 (Average Risk) as of December 31, 2017.

Concentration of Credit Risk — The following tables present the geographies and property types of collateral underlying KREF's commercial mortgage loans as a percentage of the loans' carrying values, net of noncontrolling interests:

Loans Held-for-Investment

	June 30, 2018	December 31, 2017		June 30, 2018	December 31, 2017
Geography			Collateral Property Type
New York	33.0%	29.3%	Office	53.8%	41.7%
California	10.3	14.9	Multifamily	25.3	24.7
Minnesota	7.6	7.0	Retail	9.4	13.8
Georgia	7.5	11.0	Condo (Residential)	6.7	10.8
Massachusetts	6.8	—	Industrial	4.5	6.8
New Jersey	4.9	7.1	Hospitality	0.3	2.2
Pennsylvania	4.9	—	Total	100.0%	100.0%
Oregon	4.3	6.3
Hawaii	3.5	5.3
Colorado	3.4	5.1
Washington D.C.	3.1	4.2
Washington	2.8	—
Florida	2.8	2.2
Texas	2.3	3.4
Tennessee	1.9	2.8
Illinois	0.6	0.9
Other U.S.	0.3	0.5
Total	100.0%	100.0%

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollars in tables in thousands, except per share amounts)

Note 4. Debt Obligations

The following table summarizes KREF's secured master repurchase agreements and other consolidated debt obligations in place as of June 30, 2018 and December 31, 2017:

	June 30, 2018											December 31, 2017
	Facility							Collateral				Facility
						Weighted Average(B)
	Month Issued	Outstanding Face Amount	Carrying Value(A)	Maximum Facility Size	Final Stated Maturity	Funding Cost	Life (Years)	Outstanding Face Amount	Amortized Cost Basis	Carrying Value	Weighted Average Life (Years)(C)	Carrying Value(A)
Master Repurchase Agreements(D)
Wells Fargo(E)	Oct 2015	$609,259	$606,033	$750,000	Apr 2022	4.4%	1.8	$860,697	$855,941	$855,941	3.6	$482,146
Morgan Stanley(F)	Dec 2016	416,977	415,063	600,000	Dec 2021	4.5	1.7	635,031	631,580	631,580	3.3	421,904
Goldman Sachs(G)	Sep 2016	165,750	165,750	400,000	Oct 2020	4.4	1.3	222,018	220,536	220,536	4.3	60,750
Revolving Credit Agreement
Barclays(H)	May 2017	—	—	75,000	May 2020	1.6	0.0	n.a.	n.a.	n.a.	n.a.	—
		1,191,986	1,186,846	1,825,000		4.4%	1.7					964,800
VIE Liabilities
CMBS(I)	Various	1,098,437	1,095,188	n.a.	May 2048 to Feb 2049	4.3%	6.6	1,133,379	n.a.	1,108,544	6.6	5,256,926
		1,098,437	1,095,188	n.a.		4.3	6.6					5,256,926
Total / Weighted Average		$2,290,423	$2,282,034	$1,825,000		4.4%	4.0					$6,221,726

(A)	Net of $5.1 million and $4.5 million unamortized debt issuance costs as of June 30, 2018 and December 31, 2017, respectively.

(B)	Average weighted by the outstanding face amount of borrowings.

(C)	Average based on the fully extended loan maturity, weighted by the outstanding face amount of the collateral.

(D)
Borrowings under these repurchase agreements are collateralized by senior loans, held-for-investment, and bear interest equal to the sum of (i) a floating rate index, equal to one-month LIBOR, subject to certain floors of not less than zero, or an index approximating LIBOR, and (ii) a margin, based on the collateral. As of June 30, 2018 and December 31, 2017, the percentage of the outstanding face amount of the collateral sold and not borrowed under these repurchase agreements, or average "haircut" weighted by outstanding face amount of collateral, was 30.6% and 32.9%, respectively (or 26.5% and 27.3%, respectively, if KREF had borrowed the maximum amount approved by its repurchase agreement counterparties as of such dates).

(E)
The current stated maturity of the facility is April 2020, which does not reflect two, twelve-month facility term extensions available to KREF, which is contingent upon certain covenants and thresholds. As of June 30, 2018, the collateral-based margin was between 1.75% and 2.15%.

(F)
In November 2017, KREF and Morgan Stanley Bank, N.A. ("Morgan Stanley") amended and restated the master repurchase agreement to extend the facility maturity date and to increase the maximum facility size from $500.0 million to $600.0 million and, subject to customary conditions, permits KREF to request the facility be further increased to $750.0 million. The current stated maturity of the facility is December 2020, which does not reflect one, twelve-month facility term extension available to KREF, which is contingent upon certain covenants and thresholds and, even if such covenants and thresholds are satisfied, is at the sole discretion of Morgan Stanley. As of June 30, 2018, the collateral-based margin was between 2.00% and 2.35%.

(G)
In November 2017, KREF and Goldman Sachs Bank USA ("Goldman Sachs") amended and restated the master repurchase agreement to extend the facility maturity date and to increase the maximum facility size from $250.0 million to $400.0 million. The amended and restated facility includes a $250.0 million term facility with a maturity date of October 2020 and a $150.0 million swingline facility with a revolving period of one year, and a three-year term on a per-asset basis as those assets are pledged to the facility. As of June 30, 2018, the carrying value excluded $1.2 million unamortized debt issuance costs presented as " — Other assets" in KREF's Condensed Consolidated Balance Sheets. As of June 30, 2018, the collateral-based margin was 2.00%.

(H)
In May 2017, KREF entered into a $75.0 million corporate secured revolving credit facility administered by Barclays Bank PLC ("Barclays "). The current stated maturity of the facility is May 2019, which does not reflect one, twelve-month facility term extension available to KREF at the discretion of Barclays. Borrowings under the facility bear interest at a per annum rate equal to the sum of (i) a floating rate index and (ii) a fixed margin. Amounts borrowed under this facility are 100% recourse to KREF. As of June 30, 2018, the carrying value excluded $1.0 million unamortized debt issuance costs presented as " — Other assets" in KREF's Condensed Consolidated Balance Sheets.

(I)
Facility amounts represent consolidated CMBS trust(s) that are not beneficially owned by KREF's stockholders. The facility and collateral carrying amounts included $3.8 million accrued interest payable and $4.0 million accrued interest receivable as of June 30, 2018. As of December 31, 2017, the facility and collateral carrying amounts included $18.7 million accrued interest payable and $19.7 million accrued interest receivable. The final stated maturity date represents the rated final distribution date of CMBS issued by trusts that KREF consolidates, but that are not beneficially owned by KREF's stockholders. Refer to Note 7 for additional discussion of KREF's VIE assets and liabilities.

The preceding table excludes loan participations sold (Note 6).

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollars in tables in thousands, except per share amounts)

As of June 30, 2018 and December 31, 2017, KREF had outstanding repurchase agreements where the amount at risk with any individual counterparty, or group of related counterparties, exceeded 10.0% of KREF’s stockholders' equity. The amount at risk under repurchase agreements is the net counterparty exposure, defined as the excess of the carrying amount (or market value, if higher than the carrying amount) of the assets sold under agreement to repurchase, including accrued interest plus any cash or other assets on deposit to secure the repurchase obligation, over the amount of the repurchase liability, adjusted for accrued interest. The following table summarizes certain characteristics of KREF's repurchase agreements where the amount at risk with any individual counterparty, or group of related counterparties, exceeded 10.0% of KREF’s stockholders' equity as of June 30, 2018 and December 31, 2017:

	Outstanding Face Amount	Net Counterparty Exposure	Percent of Stockholders' Equity	Weighted Average Life (Years)(A)
June 30, 2018
Wells Fargo	$609,259	$249,627	23.7%	1.8
Morgan Stanley	416,977	218,743	20.8	1.7
Total / Weighted Average	$1,026,236	$468,370	44.6%	1.8
December 31, 2017
Wells Fargo	$485,250	$203,303	19.2%	1.6
Morgan Stanley	423,347	251,463	23.7	2.0
Total / Weighted Average	$908,597	$454,766	42.9%	1.8

(A)	Average weighted by the outstanding face amount of borrowings under the secured financing agreement.

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

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollars in tables in thousands, except per share amounts)

Term Loan Financing

In April 2018, KREF, through its consolidated subsidiaries, entered into a term loan financing agreement (“Term Loan Facility”) with third party lenders for an initial borrowing capacity of $200.0 million that was subsequently increased to $600.0 million as of June 30, 2018. The facility provides asset-based financing on a non-mark to market basis with matched term up to five years and is non-recourse to KREF. Borrowings under the facility are collateralized by senior loans, held-for-investment, and bear interest equal to one-month LIBOR plus a margin. As of June 30, 2018, the weighted average margin and interest rate on the facility were 1.4% and 3.4%, respectively. The following table summarizes our borrowings under the Term Loan Facility:

	June 30, 2018
Term Loan Facility	Count	Outstanding Face Amount	Carrying Value	Wtd. Avg. Yield/Cost(A)	Guarantee(B)	Wtd. Avg. Term(C)
Collateral assets	5	$650,895	$645,235	L + 3.1%	n.a.	May 2023
Financing provided	n.a	447,930	443,010	L + 1.8%	n.a.	May 2023

(A)
Floating rate loans and related liabilities are indexed to one-month LIBOR. KREF's net interest rate exposure is in direct proportion to its interest in the net assets indexed to that rate. In addition to cash coupon, yield/cost includes the amortization of deferred origination/financing costs.

(B)	Financing under the Term Loan Facility is non-recourse to KREF.

(C)	The weighted-average term is determined using the maximum maturity date of the corresponding loans, assuming all extension options are exercised by the borrower.

Activity — For the six months ended June 30, 2018, the activity related to the carrying value of KREF’s secured financing agreements, term loan financing and other consolidated debt obligations were as follows:

	Secured Financing Agreements, Net(A)	Variable Interest Entity Liabilities, at Fair Value	Total
Balance as of December 31, 2017	$964,800	$5,256,926	$6,221,726
Principal borrowings	807,939	—	807,939
Principal repayments/ sales/ deconsolidation	(137,370)	(4,059,918)	(4,197,288)
Deferred debt issuance costs	(7,308)	—	(7,308)
Amortization of deferred debt issuance costs	1,795	—	1,795
Fair value adjustment	—	(86,971)	(86,971)
Other(B)	—	(14,849)	(14,849)
Balance as of June 30, 2018	$1,629,856	$1,095,188	$2,725,044

(A)    Includes Term Loan Financing Facility.
(B)    Amounts principally consist of changes in accrued interest payable and cost adjustments.

Maturities — KREF’s secured financing agreements, term loan financing and other consolidated debt obligations in place as of June 30, 2018 had current contractual maturities as follows:

Year	Nonrecourse(A)	Recourse(B)	Total
2018	$—	$—	$—
2019	11,082	568,636	579,718
2020	65,524	570,850	636,374
2021	463,452	—	463,452
2022	16,894	52,500	69,394
Thereafter	989,415	—	989,415
	$1,546,367	$1,191,986	$2,738,353

(A)	Amounts related to consolidated CMBS VIE liabilities that represent securities not beneficially owned by KREF's stockholders.

(B)	Amounts borrowed subject to a maximum 25.0% recourse limit.

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollars in tables in thousands, except per share amounts)

Covenants — KREF is required to comply with customary loan covenants and event of default provisions related to its secured financing agreements, including, but not limited to, negative covenants relating to restrictions on operations with respect to KREF’s status as a REIT, and financial covenants. Such financial covenants include an interest income to interest expense ratio covenant (1.5 to 1.0); a minimum consolidated tangible net worth covenant (75.0% of the aggregate cash proceeds of any equity issuances made and any capital contributions received by KREF and certain subsidiaries); a cash liquidity covenant (the greater of $10.0 million or 5.0% of KREF's recourse indebtedness); a total indebtedness covenant (75.0% of KREF's total assets, net of VIE liabilities); a maximum debt-to-equity ratio (3.5 to 1.0); and a minimum fixed charge coverage ratio (1.5 to 1.0). As of June 30, 2018 and December 31, 2017, KREF was in compliance with its financial loan covenants.

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollars in tables in thousands, except per share amounts)

Note 5. Convertible Notes, Net

In May 2018, the Company issued $143.75 million of 6.125% convertible senior notes due on May 15, 2023. The Convertible Notes bear interest at a rate of 6.125% per year, payable semi-annually in arrears on May 15 and November 15 of each year, beginning on November 15, 2018. The Convertible Notes mature on May 15, 2023, unless earlier repurchased or converted. The Convertible Notes’ issuance costs of $5.1 million are amortized through interest expense over the life of the Convertible Notes.

The initial conversion rate for the Convertible Notes is 43.9386 shares of KREF’s common stock per $1,000 principal amount of Notes, which is equivalent to an initial conversion price of approximately $22.76 per share of KREF’s common stock, which represents a 10% conversion premium over the last reported sale price of $20.69 per share of KREF’s common stock on The New York Stock Exchange on May 15, 2018. The conversion rate is subject to adjustment under certain circumstances. In addition, upon a make-whole fundamental change as defined within the indenture governing the Convertible Notes, the Company will, under certain circumstances, increase the applicable conversion rate for a holder that elects to convert its Notes in connection with such make-whole fundamental change. Prior to February 15, 2023, the Notes will be convertible only upon satisfaction of certain conditions and during certain periods, and thereafter, at any time until the close of business on the second scheduled trading day immediately preceding the maturity date. KREF will satisfy any conversion elections by paying or delivering, as the case may be, cash, shares of KREF’s common stock or a combination of cash and shares of KREF’s common stock, at its election. KREF has the intent and ability to settle the Convertible Notes in cash and, as a result, the Convertible Notes did not have an impact on our diluted earnings per share.
Upon the issuance of the Convertible Notes, the Company recorded a $1.8 million discount based on the implied value of the conversion option and an assumed effective interest rate of 6.50%, as well as $5.1 million of initial issuance costs, inclusive of the $0.8 million paid to an affiliate of KREF (Note 11) . Inclusive of the amortization of this discount and the issuance costs, KREF’s total cost of the May 2018 Convertible Notes issuance is 6.92% per annum.
The following table details our interest expense related to the Convertible Notes:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Cash coupon	$1,052	$—	$1,052	$—
Discount and issuance cost amortization	163	—	163	—
Total interest expense	$1,215	—	$1,215	—

The following table details the net book value of our Convertible Notes on our Condensed Consolidated Balance Sheets:

	June 30, 2018	December 31, 2017
Face value	$143,750	$—
Deferred financing costs	(4,976)	—
Unamortized discount	(1,757)	—
Net book value	$137,017	$—

Accrued interest payable for the Convertible Notes was $1.1 million and $0.0 million as of June 30, 2018 and December 31, 2017, respectively. Refer to Note 2 for additional discussion of our accounting policies for the Convertible Notes.

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollars in tables in thousands, except per share amounts)

Note 6. Loan Participations Sold

KREF finances certain investments through the syndication of a non-recourse, or limited-recourse, loan participation to unaffiliated third parties. The following table summarizes the loan participation sold liabilities that KREF recognized since the corresponding syndications of the participations in the senior loans were not treated as sales:

	June 30, 2018
Loan Participations Sold	Count	Principal Balance	Carrying Value	Yield/Cost(A)	Guarantee(B)	Term
Total loan	1	$95,250	$94,807	L + 3.0%	n.a.	September 2022
Senior participation(C)	1	82,000	81,528	L + 1.8%	n.a.	September 2022

(A)	Floating rate loans and related liabilities are indexed to one-month LIBOR. KREF's net interest rate exposure is in direct proportion to its interest in the net assets of the senior loan.

(B)	As of June 30, 2018, the loan participation sold was subject to partial recourse of $10.0 million, which amount may be reduced to zero upon achievement of certain property performance metrics.

(C)
During the six months ended June 30, 2018, KREF recorded $1.5 million of interest income and $1.5 million of interest expense related to the loan participation KREF sold, but continue to consolidate under GAAP.

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollars in tables in thousands, except per share amounts)

Note 7. Variable Interest Entities

CMBS — KREF's stockholders beneficially owned CMBS with an unpaid principal balance and fair value of $34.9 million and $13.2 million, respectively, as of June 30, 2018. KREF's stockholders beneficially owned CMBS with an unpaid principal balance and fair value of $309.2 million and $114.9 million, respectively, as of December 31, 2017.

In April 2018, KREF sold its controlling beneficial interest in four of the five CMBS trusts held for $112.7 million for a gain of $13.0 million during the six months ended June 30, 2018, which is included in "Other Income — Realized gain on sale of investments" in the accompanying Condensed Consolidated Statements of Income. The initial cost basis of the CMBS trusts sold was $94.4 million and the fair value as of December 31, 2017 was $99.7 million.

KREF was required to consolidate each of the CMBS trusts acquired from the date of acquisition through the date of sale since KREF retained the controlling class and management determined KREF was the primary beneficiary of those trusts. Further, management irrevocably elected the fair value option for each of the trusts and carries the fair values of the trust's(s') assets and liabilities at fair value in its Condensed Consolidated Balance Sheets; recognizes changes in the trust's(s') net assets, including fair value adjustments and net interest earned, in its Condensed Consolidated Statements of Income; and records cash interest received from the trusts, net of cash interest paid to CMBS not beneficially owned by KREF, as operating cash flows.

The following table presents the KREF recognized Trust's(s') Assets and Liabilities:

	June 30, 2018	December 31, 2017
Trusts' Assets
Commercial mortgage loans held in variable interest entities, at fair value(A)	$1,108,544	$5,372,811
Accrued interest receivable	4,030	19,740

Trusts' Liabilities
Variable interest entity liabilities, at fair value(B)	1,095,188	5,256,926
Accrued interest payable	3,842	18,661

(A)	Includes accrued interest receivable.

(B)	Includes accrued interest payable.

The following table presents "Other Income — Change in net assets related to consolidated variable interest entities":

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net interest earned	$908	$3,107	$4,020	$6,219
Reversal of previously unrealized (gain) loss now realized	(5,494)	—	—	—
Unrealized gain (loss)	(1,822)	1,068	(1,939)	2,566
Change in net assets related to consolidated variable interest entities	$(6,408)	$4,175	$2,081	$8,785

See Note 12 for additional information regarding the valuation of financial assets and liabilities held by KREF's consolidated VIEs.

Concentration of Credit Risk — The following tables present the geographies and property types of collateral underlying the CMBS trusts consolidated by KREF, as a percentage of the collateral unpaid principal balance and weighted by the fair value of the CMBS tranches beneficially owned by KREF's stockholders:

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollars in tables in thousands, except per share amounts)

	June 30, 2018	December 31, 2017		June 30, 2018	December 31, 2017
Geography			Collateral Property Type
California	33.3%	23.2%	Retail	28.3%	25.2%
Texas	11.1	12.7	Office	27.4	26.4
New York	8.3	9.1	Hospitality	13.0	15.0
Missouri	5.4	4.6	Multifamily	9.9	10.6
Pennsylvania	5.2	4.5	Industrial	9.6	9.6
Florida	4.2	5.5	Self Storage	5.8	3.0
Massachusetts*	3.6	1.7	Mixed Use	3.8	6.9
Illinois	2.7	7.1	Mobile Home	1.8	2.7
Georgia	2.6	2.9	Other	0.4	0.6
New Hampshire*	2.4	1.0		100.0%	100.0%
Delaware*	1.9	1.3
Virginia*	1.7	1.2
Other U.S.	17.6	25.2
Total	100.0%	100.0%

* Presented within Other U.S. as of December 31, 2017

Commercial Mezzanine Loan Joint Venture — KREF held a 95.0% interest, and was the primary beneficiary of, a joint venture consolidated as a VIE that invested in commercial mezzanine loans (Note 3). Management considered KREF to be the primary beneficiary of the joint venture as KREF held decision-making power over the activities that most significantly impact the economic performance of the joint venture. In June 2018, KREF acquired the Mezzanine JV Redeemable Noncontrolling Interest for its carrying value of $1.3 million. As of June 30, 2018, the joint venture is no longer a VIE.

Equity method investments, at fair value — KREF holds two investments in entities that it records using the equity method.

As of June 30, 2018, KREF held a 3.5% interest in RECOP, an unconsolidated VIE of which KREF is not the primary beneficiary. The aggregator vehicle in which KREF invests is controlled and advised by affiliates of the Manager. RECOP intends to primarily acquire junior tranches of CMBS newly issued by third parties but may also make purchases on the secondary market. KREF will not pay any fees to RECOP, but KREF bears its pro rata share of RECOP's expenses. KREF reported its share of the net asset value of RECOP in its Condensed Consolidated Balance Sheets, presented as “Equity method investments, at fair value” and its share of net income, presented as “Income from equity method investments” in the Condensed Consolidated Statement of Income.

As of June 30, 2018, the non-voting limited liability company interests issued by the Manager, a VIE, and held by a Taxable REIT Subsidiary ("TRS") of KREF for the benefit of the holder of the SNVPS represented 4.7% of the Manager’s outstanding limited liability company interests (Note 8). KREF reported its allocable percentage of the assets and liabilities of the Manager in its Condensed Consolidated Balance Sheets, presented as “Equity method investments, at fair value” and its share of net income, presented as “Income from equity method investments” in the Condensed Consolidated Statement of Income.

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

As of June 30, 2018, KKR beneficially owned 23,758,616 shares of KREF's common stock, of which 3,758,616 shares were held by KKR on behalf of a third-party investor (Note 1).

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollars in tables in thousands, except per share amounts)

During the six months ended June 30, 2018, 34,259 shares of common stock were issued related to the vesting of restricted stock units. Upon any payment of shares as a result of restricted stock unit vesting, the related tax withholding obligation will generally be satisfied by the Company, reducing the number of shares to be delivered by a number of shares necessary to satisfy the related applicable tax withholding obligation. Refer to Note 9 for further detail.

Share Repurchase Program — KREF adopted a program to repurchase in the open market up to $100.0 million in shares of KREF's common stock over the 12 month period commencing in June 2017. Of this amount, a total of $50.0 million is covered by a pre-set trading plan meeting the requirements of Rule 10b5-1 under the Exchange Act (the "10b5-1 Plan"), which provides for repurchases of KREF's common stock when the market price per share of common stock is below book value per share (calculated in accordance with GAAP), with the remaining $50.0 million available at any time during the repurchase period. This program expired on June 12, 2018. In May 2018, KREF's board of directors approved a new share repurchase program, effective following the expiration of the above-described share repurchase program. The new share repurchase program permits KREF to repurchase up to $100.0 million of KREF's common stock during the period from June 13, 2018 through June 30, 2019. Of this total authorized amount, $50.0 million will be covered by a pre-set trading plan meeting the requirements of Rule 10b5-1 under the Exchange Act and provide for repurchases of our common stock when the market price per share of our common stock is below book value per share (calculated in accordance with GAAP as of the end of the most recent quarterly period for which financial statements are available), and the remaining $50.0 million may be used for repurchases in the open market, pursuant to pre-set trading plans meeting the requirements of Rule 10b5-1 under the Exchange Act, in privately negotiated transactions or otherwise. During the six months ended June 30, 2018, KREF repurchased 687,809 shares of common stock under the 10b5-1 Plans at an average price per share of $19.54 for a total of $13.4 million. As of June 30, 2018, $49.5 million remained available for repurchases under this 10b5-1 Plan.

Of the 53,711,838 common shares KREF issued, there were 53,031,890 common shares outstanding as of June 30, 2018, net of 714,207 common shares repurchased and the delivery of 34,259 shares of common stock in connection with vested restricted stock units.

Dividends — During the six months ended June 30, 2018, KREF's board of directors declared the following dividends on shares of its common stock and special voting preferred stock:

			Amount
Declaration Date	Record Date	Payment Date	Per Share	Total
March 12, 2018	March 29, 2018	April 13, 2018	$0.40	$21,230
May 7, 2018	June 29, 2018	July 13, 2018	0.43	22,804
				$44,034

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

Special Voting Preferred Stock — In March 2016, KREF issued one share of special voting preferred stock to KKR Fund Holdings L.P. ("KKR Fund Holdings") for $20.00 per share, which KKR Fund Holdings transferred to its subsidiary, KKR REFT Asset Holdings LLC. The holder of the special voting preferred stock has special voting rights related to the election of members to KREF's board of directors until KKR and its affiliates cease to own at least 25.0% of KREF's issued and outstanding common stock. As of June 30, 2018, KKR and its affiliates beneficially owned 23,758,616 shares of KREF's common stock representing 45% of KREF’s issued and outstanding common stock.

Special Non-Voting Preferred Stock — In connection with KREF's existing investors’ subscription for shares of KREF's common stock in the private placements prior to the initial public offering of KREF's equity on May 5, 2017, those investors were also allocated a class of non-voting limited liability company interest in the Manager ("Non-Voting Manager Units"). In February 2017, KREF issued an investor one share of SNVPS, at $0.01 per share, in lieu of that investor receiving Non-Voting Manager Units to facilitate compliance by the investor with regulatory requirements applicable to it. The corresponding Non-

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollars in tables in thousands, except per share amounts)

Voting Manager Units are held by a TRS of KREF . All distributions received by that subsidiary from these Non-Voting Manager Units are passed through to the investor as preferred distributions on its SNVPS, less applicable taxes and withholdings. Except for the Non-Voting Manager Units, an indirect subsidiary of KKR owns and controls the limited liability company interests of the Manager.

Dividends on the SNVPS are payable quarterly, and will accrue whether or not KREF has earnings, there are assets legally available for the payment of those dividends or those dividends have been declared. Any dividend payment made on the SNVPS shall first be credited against the earliest accumulated but unpaid dividend due with respect to the SNVPS. Upon redemption of the SNVPS or liquidation of KREF, the holder of the SNVPS is entitled to payment of $0.01 per share, together with any accumulated but unpaid preferred distributions, including respective call or put amounts (as defined), before any holder of junior security interests, which includes KREF's common stock. As KREF does not control the circumstances under which the holder of the SNVPS  may redeem its interests, management considers the SNVPS as temporary equity (Note 2).

KREF will redeem the SNVPS at the option of the holder. Upon redemption, KREF will pay a price in cash equal to $0.01 per share of the SNVPS, together with any accumulated but unpaid preferred distributions, including respective call or put amounts (as defined), and the SNVPS will be canceled automatically and cease to be outstanding.

Earnings per Share — The following table illustrates the computation of basic and diluted earnings per share for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Numerator
Net income (loss) attributable to common stockholders	$23,483	$14,081	$46,763	$24,445

Denominator
Basic weighted average common shares outstanding	53,064,585	46,632,975	53,200,495	36,810,769
Dilutive restricted stock units	5,281	273	22,918	273
Diluted weighted average common shares outstanding	53,069,866	46,633,248	53,223,413	36,811,042
Net income (loss) attributable to common stockholders, per:
Basic common share	$0.44	$0.30	$0.88	$0.66
Diluted common share	$0.44	$0.30	$0.88	$0.66

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollars in tables in thousands, except per share amounts)

Note 9. Stock-based Compensation

KREF is externally managed by the Manager and does not currently have any employees. However, as of June 30, 2018, the Manager, certain individuals employed by the Manager and affiliates of the Manager, and certain members of KREF's board of directors were compensated, in part, through the issuance of stock-based awards.

As of June 30, 2018, KREF had restricted stock unit (“RSU”) awards outstanding under the KKR Real Estate Finance Trust Inc. 2016 Omnibus Incentive Plan that was adopted on February 12, 2016 and amended and restated on November 17, 2016 (the "Incentive Plan") to certain members of KREF’s board of directors and employees of the Manager or its affiliates, none of whom are KREF employees. RSUs awarded to employees of the Manager or its affiliates, generally vest over three consecutive one-year periods and awards to certain members of KREF's board of directors vest over a one-year period, pursuant to the terms of the respective award agreements and the terms of the Incentive Plan. RSU awards are not entitled to dividends until KREF issues shares of its common stock, which are issuable on a one-to-one basis upon the RSU award vesting.

The following table summarizes the activity in KREF’s outstanding RSUs and the weighted-average grant date fair value per RSU:

	Restricted Stock Units	Weighted Average Grant Date Fair Value Per RSU(A)
Unvested as of December 31, 2017	154,878	$18.61
Granted	1,036	20.13
Vested	(54,037)	20.47
Forfeited/ cancelled	(2,740)	20.47
Unvested as of June 30,2018	99,137	$20.47

(A)	The grant-date fair value is based upon the last sale price of KREF’s common stock at the date of grant.

These RSUs began to vest on April 1, 2018 for certain individuals employed by the Manager and affiliates of the Manager and each year thereafter. RSUs awarded to KREF’s board of directors generally vest annually.
KREF expects the unvested RSUs outstanding to vest during the following years:

Year	Restricted Stock Units
2018	—
2019	50,085
2020	49,052
Total	99,137

Upon adoption of ASU No. 2018-07 in June 2018, KREF recognizes the compensation cost of RSUs awarded to employees of the Manager, or one or more of its affiliates, on a straight-line basis over the awards’ term at their grant date fair value, consistent with the RSUs awarded to certain members of KREF's board of directors.
During the three and six months ended June 30, 2018, KREF recognized $0.3 million and $1.3 million, respectively, of stock-based compensation expense included in “General and administrative” expense in the Condensed Consolidated Statements of Income. During the three and six months ended June 30, 2017, KREF recognized $0.0 million and $0.0 million, respectively, of stock-based compensation expense. As of June 30, 2018, there was $1.8 million of total unrecognized stock-based compensation expense related to unvested share-based compensation arrangements based on the closing price of our common stock of $20.47 on June 21, 2018, the date of the adoption of ASU No. 2018-07. This cost is expected to be recognized over a weighted average period of 2 years.

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollars in tables in thousands, except per share amounts)

During the six months ended June 30, 2018, KREF delivered 34,259 shares of common stock for 54,037 vested RSUs. Upon any payment of shares as a result of restricted stock unit vesting, the related tax withholding obligation will generally be satisfied by KREF, reducing the number of shares to be delivered by a number of shares necessary to satisfy the related applicable tax withholding obligation. The amount, results in a cash payment related to this tax liability and a corresponding adjustment to additional paid in capital on the Condensed Consolidated Statement of Changes in Stockholders' Equity. The adjustment was $0.4 million for the six months ended June 30, 2018, and is included as a reduction of capital related to the Company's equity incentive plan in the Condensed Consolidated Statement of Changes in Stockholders' Equity.

Refer to Note 11 for additional information regarding the Incentive Plan.

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollars in tables in thousands, except per share amounts)

Note 10. Commitments and Contingencies

As of June 30, 2018, KREF was subject to the following commitments and contingencies:

Litigation — From time to time, KREF may be involved in various claims and legal actions arising in the ordinary course of business. KREF establishes an accrued liability for legal proceedings only when those matters present loss contingencies that are both probable and reasonably estimable.

As of June 30, 2018, KREF was not involved in any material legal proceedings regarding claims or legal actions against KREF.

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

Capital Commitments — As of June 30, 2018, KREF had future funding requirements of $422.9 million related to its investments in commercial mortgage loans. These future funding commitments primarily relate to construction projects, capital improvements, tenant improvements and leasing commissions. Generally, funding commitments are subject to certain conditions that must be met, such as customary construction draw certifications, minimum credit metrics or executions of new leases before advances are made to the borrower.

In January 2017, KREF committed $40.0 million to invest in an aggregator vehicle alongside RECOP. As of June 30, 2018, KREF had a remaining commitment of $18.0 million to RECOP.

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

For its services to KREF, the Manager is entitled to a quarterly management fee equal to the greater of $62,500 or 0.375% of a weighted average adjusted equity and quarterly incentive compensation equal to 20.0% of the excess of (a) the trailing 12-month adjusted earnings over (b) 7.0% of the trailing 12-month weighted average adjusted equity (“Hurdle Rate”), less incentive compensation KREF already paid to the Manager with respect to the first three calendar quarters of such trailing 12-month period. The quarterly incentive compensation is calculated and paid in arrears with a three months lag. The Company expects to start paying incentive fees in the third quarter as it has exceeded the Hurdle Rate. An additional $2.4 million of incentive fees is expected to be incurred in the third quarter of 2018 in connection with the gain recognized as a result of the April 2018 CMBS sale (Note 7).

Adjusted equity generally represents the proceeds received by KREF and its subsidiaries from equity issuances, without duplication and net of offering costs, and adjusted earnings, reduced by distributions, equity repurchases, and incentive compensation paid. Adjusted earnings generally represents the net income, or loss, attributable to equity interests in KREF and its subsidiaries, without duplication, as well as realized losses not otherwise included in such net income, or loss, excluding non-cash equity compensation expense, incentive compensation, depreciation and amortization and unrealized gains or losses, from and after the effective date to the end of the most recently completed calendar quarter. KREF's board of directors, after majority approval by independent directors, may also exclude one-time events pursuant to changes in GAAP and certain material non-cash income or expense items from adjusted earnings. For purposes of calculating incentive compensation, both adjusted equity and adjusted earnings exclude the effects of equity issued by KREF and its subsidiaries that provides for fixed distributions or other debt characteristics. There were no incentive fees accrued to the Manager during the six months ended June 30, 2018.

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

No awards may be granted under the Incentive Plan on and after February 12, 2026. The Incentive Plan will continue to apply to awards granted prior to such date. During the six months ended ended June 30, 2018, KREF granted 1,036 RSUs to newly appointed directors of KREF's board. During the year ended December 31, 2017, KREF granted 154,878 RSUs. As of June 30, 2018, 3,894,991 shares of common stock remained available for awards under the Incentive Plan.

Due to Affiliates — The following table contains the amounts presented in KREF's Condensed Consolidated Balance Sheets that it owes to affiliates:

	June 30,	December 31,
	2018	2017
Management fees	$3,740	$3,748
Expense reimbursements and other(A)	1,809	694
	$5,549	$4,442

(A)    Includes $1.5 million payable to KKR Capital Markets ("KCM") related to services provided in connection with KREF's Term Loan Facility.

Affiliates Expenses — The following table contains the amounts included in KREF's Condensed Consolidated Statements of Income that arose from transactions with the Manager:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Management fees	$3,913	$3,488	$7,852	$5,524
Expense reimbursements and other(A)	362	218	730	565
	$4,275	$3,706	$8,582	$6,089

(A)
KREF presents these amounts in "Operating Expenses — General and administrative" in its Condensed Consolidated Statements of Income. Affiliate expense reimbursements presented in the table above exclude the out-of-pocket costs paid by the Manager to parties unaffiliated with the Manager on behalf of KREF, and for which KREF reimburses the Manager in cash. For the three and six months ended June 30, 2018, these cash reimbursements were $0.9 million and $2.2 million, respectively. For each of the three and six months ended June 30, 2017, these cash reimbursements were $0.2 million.

In connection with the Term Loan Facility (Note 4), KREF is obligated to pay KCM a structuring fee equal to 0.75% of the respective committed loan advances, as defined. During the quarter ended June 30, 2018, KREF incurred $4.5 million structuring fee in connection with the facility, $1.5 million of which was payable as of June 30, 2018. Such amount was capitalized as deferred financing cost and amortized to interest expense over the life of the facility.
During the quarter ended June 30, 2018, KREF paid KCM $0.8 million in commissions in connection with the issuance of the Convertible Notes. Such amount is included in the $5.1 million Convertible Notes’ issuance cost and is amortized to interest expense over the life of the Convertible Notes.

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollars in tables in thousands, except per share amounts)

Note 12. Fair Value of Financial Instruments

The carrying values and fair values of KREF’s financial assets and liabilities recorded at fair value on a recurring basis, as well as other financial instruments not carried at fair value, as of June 30, 2018 were as follows:

			Fair Value
	Principal Balance(A)	Carrying Value(B)	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$40,762	$40,762	$40,762	$—	$—	$40,762
Commercial mortgage loans, held-for-investment, net(C)	2,863,688	2,844,702	—	—	2,852,885	2,852,885
Equity method investments, at fair value	22,686	22,686	—	—	22,686	22,686
Commercial mortgage loans held in variable interest entities, at fair value	1,133,379	1,108,544	—	—	1,108,544	1,108,544
	$4,060,515	$4,016,694	$40,762	$—	$3,984,115	$4,024,877
Liabilities
Secured financing agreements, net	$1,639,916	$1,629,856	$—	$—	$1,639,916	$1,639,916
Convertible notes, net	143,750	137,017	143,976	—	—	143,976
Loan participations sold, net	82,000	81,528	—	—	81,672	81,672
Variable interest entity liabilities, at fair value	1,098,437	1,095,188	—	—	1,095,188	1,095,188
	$2,964,103	$2,943,589	$143,976	$—	$2,816,776	$2,960,752

(A)	The principal balance of commercial mortgage loans excludes premiums and unamortized discounts.

(B)
The carrying value of commercial mortgage loans is presented net of $19.0 million unamortized origination discounts and deferred nonrefundable fees. The carrying value of secured financing agreements is presented net of $10.1 million unamortized debt issuance costs.

(C)	Includes senior loans for which KREF sold a loan participation that was not treated as a sale under GAAP, with a carrying value of $81.5 million and a fair value of $81.7 million as of June 30, 2018.

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

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollars in tables in thousands, except per share amounts)

KREF reported the following financial assets and liabilities at fair value on a recurring basis using Level 3 inputs as of June 30, 2018.

	Assets	Liabilities
	Commercial Mortgage Loans Held in Variable Interest Entities, at Fair Value	Variable Interest Entity Liabilities, at Fair Value	Net
Balance as of December 31, 2017	$5,372,811	$5,256,926	$115,885
Gains (losses) included in net income
Realized gain (loss)	13,000	—	13,000
Included in change in net assets related to consolidated variable interest entities	(88,910)	(86,971)	(1,939)
Purchases and sales/repayments
Purchases	—	—	—
Sales/Repayments/Deconsolidation	(4,172,665)	(4,059,918)	(112,747)
Other(A)	(15,692)	(14,849)	(843)
Balance as of June 30, 2018	$1,108,544	$1,095,188	$13,356

(A)	Amounts principally consist of changes in accrued interest.

The following table contains the Level 3 inputs used to value assets and liabilities on a recurring and nonrecurring basis or where KREF discloses fair value as of June 30, 2018:

	Fair Value	Valuation Methodologies	Unobservable Inputs(A)	Weighted Average(B)	Range
Assets(C)
Commercial mortgage loans, held-for-investment, net	$2,852,885	Discounted cash flow	Loan-to-value ratio	69.2%	49.2% - 94.1%
			Discount rate	5.7%	2.6% - 13.9%
Commercial mortgage loans held in variable interest entities, at fair value(D)	1,108,544	Discounted cash flow	Yield	8.2%	2.3% - 35.9%
	$3,961,429
Liabilities
Secured financing agreements, net	$1,639,916	Market comparable	Credit spread	1.8%	1.4% - 2.4%
Loan participations sold, net	81,672	Discounted cash flow	Loan-to-value ratio	53.7%	53.7% - 53.7%
			Discount rate	3.6%	2.6% - 4.6%
Variable interest entity liabilities, at fair value	1,095,188	Discounted cash flow	Yield	6.8%	2.3% - 16.5%
	$2,816,776

(A)	An increase (decrease) in the valuation input results in a decrease (increase) in value.

(B)	Represents the average of the input value, weighted by the unpaid principal balance of the financial instrument.

(C)	KREF carries a $22.5 million investment in an aggregator vehicle alongside RECOP (Note 7) at its pro rata share of the aggregator's net asset value, which management believes approximates fair value.

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

Commercial Mortgage-Backed Securities — As of June 30, 2018, management categorized CMBS investments as Level 3 assets and liabilities in the fair value hierarchy and obtained prices from an independent valuation firm, which uses a discounted cash flow model, to value each CMBS. The key input is the expected yield of each CMBS using both observable and unobservable factors, which may include recently offered or completed trades and published yields of similar securities, security-specific characteristics (e.g. securities ratings issued by nationally recognized statistical rating organizations, credit support by other subordinate securities issued by the CMBS and coupon type) and other characteristics. Management performs quarterly reviews of the inputs received from the independent valuation firm based on consideration given to a number of observable market data points including, but not limited to, trading activity in the marketplace of like-kind securities, benchmark security evaluations and bid list results from various sources. If prices received from the independent valuation firm are inconsistent with values determined in connection with management's independent review, management makes inquiries to the independent valuation firm about the prices received and related methods. In the event management determines the price obtained from an independent valuation firm to be unreliable or an inadequate representation of the fair value of the CMBS (based on consideration given to the observable market data points detailed above), management then compiles evidence independently and presents the independent valuation firm with such evidence supporting a different value. As a result, the independent valuation firm may revise their price accordingly. However, if management continues to disagree with the price from the independent valuation firm, in light of evidence presented that management compiled independently and believes to be compelling, management considers the quotation unreliable or an inadequate representation of the fair value of the CMBS.

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

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollars in tables in thousands, except per share amounts)

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets not measured at fair value on an ongoing basis but subject to fair value adjustments only in certain circumstances, such as when there is evidence of impairment, are measured at fair value on a nonrecurring basis. For commercial mortgage loans held-for-sale, KREF applies the lower of cost or fair value accounting and may be required, from time to time, to record a nonrecurring fair value adjustment. For commercial mortgage loans held-for-investment and preferred interest in joint venture held-to-maturity, KREF applies the amortized cost method of accounting, but may be required, from time to time, to record a nonrecurring fair value adjustment in the form of a valuation provision or impairment. KREF did not report any significant financial assets or liabilities at fair value on a nonrecurring basis as of June 30, 2018 or December 31, 2017.

Assets and Liabilities for Which Fair Value is Only Disclosed

KREF does not carry its secured financing agreements at fair value as management did not elect the fair value option for these liabilities. As of June 30, 2018, the fair value of KREF's floating rate repurchase facilities approximated the outstanding principal balance.

Note 13. Income Taxes

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

KREF consolidates subsidiaries that incur U.S. federal, state and local income taxes, based on the tax jurisdiction in which each subsidiary operates. During each of the six months ended June 30, 2018 and 2017, KREF recorded a current income tax provision of $0.1 million and $0.3 million, respectively, related to operations of its taxable REIT subsidiaries and various other state and local taxes. There were no deferred tax assets or liabilities as of June 30, 2018 and December 31, 2017.

As of June 30, 2018, tax years 2014 through 2017 remain subject to examination by taxing authorities.

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollars in tables in thousands, except per share amounts)

Note 14. Subsequent Events

The following events occurred subsequent to June 30, 2018:

Investing Activities

KREF originated the following senior loans subsequent to June 30, 2018:

Description/ Location	Property Type	Month Originated	Maximum Face Amount	Initial Face Amount Funded	Interest Rate(A)	Maturity Date(B)	LTV
Atlanta, GA & Tampa, FL	Multifamily	July 2018	$341,000	$332,000	L + 3.2%	August 2023	75%
Atlanta, GA	Industrial	July 2018	$74,500	$68,800	L + 2.7%	August 2023	74%

(A)	Floating rate based on one-month USD LIBOR.

(B)	Maturity date assumes all extension options are exercised, if applicable.

Funding of Previously Closed Loans

KREF funded approximately $6.6 million for previously closed loans subsequent to June 30, 2018.

Loan Repayments

In July 2018, KREF received approximately $130.7 million from loan repayments.

Financing Activities

In July 2018, KREF borrowed $134.6 million under the Term Loan Facility. In July 2018, KREF also borrowed $147.5 million, $146.0 million, and $103.0 million under the Morgan Stanley, Wells Fargo, and Goldman Sachs master repurchase facilities, respectively.

In July 2018, KREF repaid $93.2 million in borrowings under the Wells Fargo master repurchase facility.

Loan Financing Facility

In August 2018, KREF entered into a $200.0 million loan financing facility (“Loan Facility”) with a third party lender. The Loan Facility provides asset-based financing on a non-mark to market basis with matched-term up to five years with partial recourse to KREF. There were no amounts outstanding on this facility as of August 6, 2018. In connection with this facility, and in consideration for structuring and sourcing this arrangement, KREF will pay KCM, an affiliate of the Manager, a structuring fee equal to 0.35% of the respective committed loan advances under the agreement.

Corporate Activities

Dividends

In July 2018, KREF paid $22.8 million in dividends on its common and special voting preferred stock, or $0.43 per share, with respect to the second quarter of 2018, to stockholders of record on June 29, 2018.

Share Buyback

Subsequent to June 30, 2018, KREF repurchased 9,300 shares of its common stock for a total of $0.2 million at a weighted average price per share of $19.78.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes included elsewhere in this Form 10-Q, and the Form 10-K, including the audited consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained therein. The historical condensed consolidated financial data discussed below reflects the historical results and financial position of KREF. In addition, this discussion and analysis contains forward-looking statements and involves numerous risks and uncertainties, including those described under “Cautionary Note Regarding Forward-Looking Statements" in this Form 10-Q and under "Part I, Item 1A. and "Risk Factors" in the Form 10-K. Actual results may differ materially from those contained in any forward-looking statements.

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

Our Manager

We are externally managed by our Manager, KKR Real Estate Finance Manager LLC, a subsidiary of KKR. KKR is a leading global investment firm with a 40-year history of leadership, innovation, and investment excellence and has committed $400.0 million in equity capital to us. KKR manages multiple alternative asset classes, including private equity, real estate, energy, infrastructure and credit, with strategic manager partnerships that manage hedge funds. Our Manager manages our investments and our day-to-day business and affairs in conformity with our investment guidelines and other policies that are approved and monitored by our board of directors. Our Manager is responsible for, among other matters, (i) the selection, origination or purchase and sale of our portfolio investments, (ii) our financing activities and (iii) providing us with investment advisory services. Our Manager is also responsible for our day-to-day operations and performs (or causes to be performed) such services and activities relating to our investments and business and affairs as may be appropriate. Our investment decisions are approved by an investment committee of our Manager that is comprised of senior investment professionals of KKR, including senior investment professionals of KKR's global real estate group. For a summary of certain terms of the management agreement, see Note 11 to our condensed consolidated financial statements included in this Form 10-Q.

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

Earnings Per Share and Dividends Declared

The following table sets forth the calculation of basic and diluted net income per share and dividends declared per share (amounts in thousands, except share and per share data):

	Three Months Ended
	June 30, 2018	March 31, 2018
Net income(A)	$23,483	$23,280
Weighted-average number of shares of common stock outstanding
Basic	53,064,585	53,337,915
Diluted	53,069,866	53,378,467
Net income per share, basic	$0.44	$0.44
Net income per share, diluted	$0.44	$0.44
Dividends declared per share(B)	$0.43	$0.40

(A)	Represents net income attributable to common stockholders.

(B)
During the three months ended June 30, 2018, we declared a dividend of $0.43 per share of common stock paid on July 13, 2018 to shareholders of record on June 29, 2018 related to income generated during the three months ended June 30, 2018. During the three months ended March 31, 2018, we declared a dividend of $0.40 per share of common stock paid on April 13, 2018 to shareholders of record on March 29, 2018 related to income generated during the three months ended March 31, 2018.

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

We also use Core Earnings to determine the management and incentive fees we pay our Manager. For its services to KREF, our Manager is entitled to a quarterly management fee equal to the greater of $62,500 or 0.375% of a weighted average adjusted equity and quarterly incentive compensation equal to 20.0% of the excess of (a) the trailing 12-month adjusted earnings over (b) 7.0% of the trailing 12-month weighted average adjusted equity (“Hurdle Rate”), less incentive compensation KREF already paid to the Manager with respect to the first three calendar quarter of such trailing 12-month period. The quarterly incentive compensation is calculated and paid in arrears with a three months lag. The Company expects to start paying incentive fees in the third quarter as it has exceeded the Hurdle Rate. An additional $2.4 million of incentive fees, or $0.04 per share, is expected to be incurred in the third quarter of 2018 in connection with the gain recognized as a result of the April 2018 CMBS sale, see Note 7 to our condensed consolidated financial statements included in this Form 10-Q.

The following tables provide a reconciliation of GAAP net income attributable to common stockholders to Core Earnings and Net Core Earnings (amounts in thousands, except share and per share data):

	Three Months Ended
	June 30, 2018	March 31, 2018
Net Income (Loss) Attributable to Common Stockholders	$23,483	$23,280
Adjustments
Non-cash equity compensation expense	273	1,018
Incentive compensation to affiliate	—	—
Depreciation and amortization	—	—
Unrealized (gains) or losses	1,822	(5,377)
Non-cash convertible notes discount amortization	42	—
Reversal of previously unrealized gain now realized(A)	11,900	—
Core Earnings(B)	37,520	18,921
Incentive compensation to affiliate	—	—
Net Core Earnings	$37,520	$18,921
Weighted average number of shares of common stock outstanding
Basic	53,064,585	53,337,915
Diluted	53,069,866	53,378,467
Core Earnings per Diluted Weighted Average Share	$0.71	$0.35
Net Core Earnings per Diluted Weighted Average Share	$0.71	$0.35

(A)	Includes $5.5 million and $6.4 million of unrealized gains related to the first quarter of 2018 and to prior periods, respectively, that were realized during the three months ended June 30, 2018.

(B)
Excludes $0.2 million and $1.1 million, or $0.00 and $0.02 per diluted weighted average share outstanding, of net original issue discount on CMBS B-Pieces accreted as a component of taxable income during the three months ended June 30, 2018 and March 31, 2018, respectively.

Book Value per Share

We believe that book value per share is helpful to stockholders in evaluating the growth of our company as we have scaled our equity capital base and continue to invest in our target assets. The following table calculates our book value per share of common stock (amounts in thousands, except share and per share data):

	June 30, 2018	December 31, 2017
KKR Real Estate Finance Trust Inc. stockholders' equity	$1,051,110	$1,059,145
Shares of common stock issued and outstanding at period end	53,031,890	53,685,440
Book value per share of common stock	$19.82	$19.73

Our Portfolio

We have established a portfolio of diversified investments, consisting of performing senior loans, mezzanine loans and CMBS B-Pieces, which had a value of $2,960.2 million as of June 30, 2018. Loan fundings during the quarter totaled $590.4 million and repayments totaled $14.5 million. We generated interest income of $40.4 million and incurred interest expense of $18.8 million during the second quarter, which resulted in $21.6 million of net interest income during the three months ended June 30, 2018.

As we continue to scale our portfolio, we expect that our originations will continue to be heavily weighted toward floating-rate loans. As of June 30, 2018, 98.0% of our loans by total loan exposure earned a floating rate of interest. We expect the majority of our future investment activity to focus on originating floating-rate senior loans that we finance with our repurchase and other term financing facilities, with a secondary focus on originated floating-rate loans for which we syndicate a senior position and retain a subordinated interest for our portfolio. As a result, we expect that the percentage of our target portfolio comprised of CMBS B-Pieces will decrease over time and the percentage of floating-rate investments, including senior loans, will increase over time. As of June 30, 2018, our portfolio had experienced no impairments and did not contain any legacy assets that were originated prior to October 2014. As of June 30, 2018, all of our investments were located in the United States. The following charts illustrate the diversification of our portfolio, based on type of investment, interest rate, underlying property type and geographic location, as of June 30, 2018:

The charts above are based on total assets. Total assets reflect (i) the principal amount of our senior and mezzanine loans; and (ii) the cost basis of our CMBS B-Pieces, net of VIE liabilities. In accordance with GAAP, we carry our CMBS B-Piece investments at fair value. In April 2018, we sold our controlling beneficial interest in four of our five CMBS trusts for net proceeds of $112.7 million. During the three months ended June 30, 2018, we had a $1.8 million unrealized loss on the remaining CMBS investment.

(A)    Excludes CMBS B-Pieces. Our CMBS B-Piece portfolio diversification is as follows and is inclusive of our $22.0 million investment in RECOP:

•
Property Type: Retail (28.4%), Office (24.3%), Hospitality (14.8%), and Other (32.5%). As of June 30, 2018, no other individual property type comprised more than 10% of our total CMBS B‑Piece portfolio.

•	Geography: California (26.0%), New York (13.2%), Texas (8.7%), and Other U.S. (52.2%). As of June 30, 2018, no other individual geography comprised more than 5% of our total CMBS B‑Piece portfolio.

•	Vintage: 2015 (25.2%), 2016 (12.3%), and 2017 (62.6%).

The following table details our quarterly loan activity (dollars in thousands):

	Three Months Ended
	June 30, 2018	March 31, 2018	December 31, 2017	September 30, 2017
Loan originations(A)	$728,713	$411,425	$331,800	$629,300
Loan fundings	$590,441	$421,056	$285,291	$589,273
Loan repayments(B)	(14,503)	(35,000)	(19,598)	(46,732)
Net fundings	575,938	386,056	265,693	542,541
Loan participations sold	—	—	(81,472)	—
Total activity	$575,938	$386,056	$184,221	$542,541

(A)	Includes new loan originations and additional commitments made under existing loans.

(B)
Includes 100.0% of the proceeds from the repayment of of the mezzanine loans held within our commercial mezzanine loan joint venture during the three months ended March 31, 2018 and our share of the redemption payment from our preferred equity investment during the three months ended September 30, 2017.

The following table details overall statistics for our loan portfolio as of June 30, 2018 (dollars in thousands):

		Total Loan Exposure(A)
	Balance Sheet Portfolio	Total Loan Portfolio	Floating Rate Loans	Fixed Rate Loans
Number of loans	35	35	29	6
Principal balance	$2,863,688	$2,928,227	$2,901,997	$26,230
Carrying value	$2,844,702	$2,909,241	$2,883,011	$26,230
Unfunded loan commitments(B)	$422,863	$422,863	$422,863	$—
Weighted-average cash coupon(C)	6.0%	6.0%	L + 3.8%	10.6%
Weighted-average all-in yield(C)	6.4%	6.4%	L + 4.2%	11.4%
Weighted-average maximum maturity (years)(D)	3.8	3.4	3.3	5.5
LTV(E)	67%	68%	67%	77%

(A)
In certain instances, we finance our loans through the non-recourse sale of a senior interest that is not included in our condensed consolidated financial statements. Total loan exposure includes the entire loan we originated and financed, including $64.5 million of such non-consolidated interests that are not included within our balance sheet portfolio.

(B)
Unfunded commitments will primarily be funded to finance property improvements or lease-related expenditures by the borrowers. These future commitments will be funded over the term of each loan, subject in certain cases to an expiration date.

(C)
As of June 30, 2018, 100.0% of floating rate loans by principal balance are indexed to one-month USD LIBOR. In addition to cash coupon, all-in yield includes the amortization of deferred origination fees, loan origination costs and purchase discounts. Cash coupon and all-in yield for the total portfolio assume applicable floating benchmark rates as of June 30, 2018.

(D)
Maximum maturity assumes all extension options are exercised by the borrower; however, our loans may be repaid prior to such date. As of June 30, 2018, based on total loan exposure, 86.9% of our loans were subject to yield maintenance or other prepayment restrictions and 13.1% were open to repayment by the borrower without penalty.

(E)	Based on LTV as of the dates loans were originated or acquired by us.

The table below sets forth additional information relating to our portfolio as of June 30, 2018 (dollars in millions):

	Investment(A)	Investment Date	Committed Principal Amount	Current Principal Amount	Net Equity(B)	Location	Property Type	Coupon(C)(D)	Max Remaining Term (Years)(C)(E)	LTV(C)(F)
	Senior Loans(G)
1	Senior Loan	5/9/2018	$350.0	$211.7	$107.5	Queens, NY	Office	L + 3.3%	4.9	71%
2	Senior Loan	8/4/2017	239.2	191.0	80.8	New York, NY	Condo (Residential)	L + 4.8	2.1	69
3	Senior Loan	5/23/2018	213.7	195.4	52.0	Boston, MA	Office	L + 2.4	4.9	69
4	Senior Loan	11/13/2017	181.8	147.8	43.8	Minneapolis, MN	Office	L + 3.8	4.4	75
5	Senior Loan	9/9/2016	168.0	153.3	37.6	San Diego, CA	Office	L + 4.2	3.3	71
6	Senior Loan	6/19/2018	165.0	140.0	138.4	Philadelphia, PA	Office	L + 2.5	5.0	71
7	Senior Loan	4/11/2017	162.1	136.0	38.4	Irvine, CA	Office	L + 3.9	3.8	62
8	Senior Loan	10/26/2015	155.0	123.0	47.2	Portland, OR	Retail	L + 5.5	2.4	61
9	Senior Loan	10/23/2017	150.0	141.0	35.0	North Bergen, NJ	Multifamily	L + 4.3	4.4	57
10	Senior Loan	9/27/2016	138.6	124.2	42.5	Brooklyn, NY	Retail	L + 5.0	3.3	59
11	Senior Loan	3/30/2017	132.3	112.6	111.6	Brooklyn, NY	Office	L + 4.4	3.8	68
12	Senior Loan	8/15/2017	119.0	95.3	13.2	Atlanta, GA	Office	L + 3.0	4.2	66
13	Senior Loan	8/23/2017	105.0	100.0	24.4	Honolulu, HI	Multifamily	L + 4.0	4.2	66
14	Senior Loan	9/14/2016	103.5	88.7	88.3	Crystal City, VA	Office	L + 4.5	3.3	59
15	Senior Loan	3/8/2018	89.0	87.1	12.8	Westbury, NY	Multifamily	L + 3.1	4.8	69
16	Senior Loan	3/29/2018	86.0	86.0	12.3	New York, NY	Multifamily	L + 2.6	4.8	48
17	Senior Loan	2/28/2017	85.9	80.3	15.7	Denver, CO	Multifamily	L + 3.8	3.7	75
18	Senior Loan	8/4/2017	81.0	81.0	19.8	Denver, CO	Multifamily	L + 4.0	4.1	73
19	Senior Loan	3/20/2018	80.9	80.7	20.8	Seattle, WA	Office	L + 3.5	4.8	65
20	Senior Loan	3/28/2018	80.0	70.7	12.8	Orlando, FL	Multifamily	L + 2.8	4.8	70
21	Senior Loan	2/15/2017	79.2	62.6	17.9	Austin, TX	Multifamily	L + 4.2	3.7	71
22	Senior Loan	1/16/2018	75.5	70.0	17.0	St Paul, MN	Office	L + 3.6	4.6	73
23	Senior Loan	7/21/2017	75.1	61.7	15.3	Queens, NY	Industrial	L + 3.7	4.1	72
24	Senior Loan	10/7/2016	74.5	72.1	23.1	New York, NY	Multifamily	L + 4.4	3.4	68
25	Senior Loan	12/17/2015	73.0	68.1	18.8	Atlanta, GA	Industrial	L + 4.0	2.5	73
26	Senior Loan	5/12/2017	61.9	52.1	20.0	Atlanta, GA	Office	L + 4.0	3.9	71
27	Senior Loan	5/19/2016	55.0	53.1	13.7	Nashville, TN	Office	L + 4.3	3.5	70
	Total/Weighted Average Senior Loans Unlevered		$3,380.2	$2,885.5	$1,080.5			L + 3.8%	4.0	67%
	Mezzanine Loans
1	Mezzanine Loan	6/23/2015	$16.5	$16.5	$16.4	Chicago, IL	Retail	L + 9.2	2.0	82%
2-7	Other Mezzanine Loans	Various	26.2	26.2	26.2	Various	Various	10.6	6.9	77
	Total/Weighted Average Mezzanine Loans Unlevered		$42.7	$42.7	$42.7			10.8%	5.0	79%
	CMBS B-Pieces
1	CMBS B-Piece	2/10/2016	$—	$—	$6.9	Various	Various	1.4%	7.6	64%
2	CMBS B-Piece	5/21/2015	34.9	34.9	3.1	Various	Various	3.0	6.9	65
3	RECOP(H)	2/13/2017	40.0	22.0	22.0	Various	Various	4.5	9.6	58
	Total/Weighted Average CMBS B-Pieces Unlevered		$74.9	$56.9	$32.0			3.7%	8.9	60%

*	Numbers presented may not foot due to rounding.

(A)	Our total portfolio represents the current principal amount on senior and mezzanine loans and the net equity of our CMBS B-Piece investments.

(B)	Net equity reflects (i) the amortized cost basis of our loans, net of borrowings; (ii) the cost basis of our CMBS B-Pieces, net of VIE liabilities; and (iii) the cost basis of our investment in RECOP.

(C)
Weighted average is weighted by current principal amount for our senior and mezzanine loans and by net equity for our CMBS B-Pieces. Weighted average coupon calculation includes one-month USD LIBOR for floating-rate mezzanine loans.

(D)	L = one-month USD LIBOR rate; spot rate of 2.09% included in mezzanine loan and portfolio-wide averages represented as fixed rates.

(E)	Max remaining term (years) assumes all extension options are exercised, if applicable.

(F)
For our senior and mezzanine loans, the LTV is based on the initial loan amount divided by the as-is appraised value as of the date the loan was originated. For Senior Loan 2, LTV is based on the total loan amount of $239.2 million divided by the appraised net sell-out value of $345.4 million. For our CMBS B-Pieces, LTV is based on the weighted average LTV of the underlying loan pool at issuance.

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

(dollars in thousands)	June 30, 2018
Risk Rating	Number of Loans	Net Book Value	Total Loan Exposure(A)
1	—	$—	$—
2	7	388,758	390,938
3	27	2,439,510	2,520,789
4	1	16,434	16,500
5	—	—	—
	35	$2,844,702	$2,928,227

(A)
In certain instances, we finance our loans through the non-recourse sale of a senior interest that is not included in our condensed consolidated financial statements. Total loan exposure includes the entire loan we originated and financed, including $64.5 million of such non-consolidated interests as of June 30, 2018.

As of June 30, 2018, the average risk rating of KREF's portfolio was 2.9 (Average Risk), weighted by investment carrying value, with 99.4% of commercial mortgage loans held-for-investment, rated 3 (Average Risk) or better by our Manager as compared to 2.9 (Average Risk) as of December 31, 2017. As of June 30, 2018 and December 31, 2017, no investments were rated 5 (Impaired/Loss Likely).

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

As of June 30, 2018, there were no delinquencies greater than 60 days associated with any loans underlying our CMBS B-Piece investments.

Portfolio Financing
Our portfolio financing arrangements include repurchase facilities, term loan financing, revolving credit facility, loan participation sold and non-consolidated senior interests.

Secured Financing Agreements

The following table details our secured financing agreements (dollars in thousands):

	June 30, 2018
	Maximum	Collateral	Secured Financing Borrowings
Lender	Facility Size(A)	Assets(B)	Potential(C)	Outstanding	Available
Wells Fargo	$750,000	$860,697	$645,523	$609,259	$36,264
Morgan Stanley(D)	600,000	635,031	450,969	416,977	33,992
Goldman Sachs	400,000	222,018	166,513	165,750	763
Barclays	75,000	n.a.	75,000	—	75,000
Term Loan Facility	600,000	650,895	541,681	447,930	93,751
	$2,425,000	$2,368,641	$1,879,686	$1,639,916	$239,770

(A)	Maximum facility size represents the largest amount of borrowings available under a given facility once sufficient collateral assets have been approved by the lender and pledged by us.

(B)	Represents the principal balance of the collateral assets.

(C)
Potential borrowings represents the total amount we could draw under each facility based on collateral already approved and pledged. When undrawn, these amounts are available to us under the terms of each credit facility.

(D)	The maximum facility size can be further increased to $750.0 million upon our request and subject to customary conditions.

Term Loan Financing

In connection with our efforts to diversify our financing sources, we entered into a term loan financing agreement in April 2018 with third party lenders for an initial borrowing capacity of $200.0 million that was increased to $600.0 million as of June 30, 2018 (“Term Loan Facility”). The facility provides us with asset-based financing on a non-mark to market basis with matched term up to five years and is non-recourse to the Company. Borrowings under the facility are collateralized by senior loans, held-for-investment, and bear interest equal to one-month LIBOR plus a margin. As of June 30, 2018, the weighted average margin and interest rate on the facility were 1.4% and 3.4%, respectively. The following table summarizes our borrowings under the Term Loan Facility (dollars in thousands):

	June 30, 2018
Term Loan Facility	Count	Outstanding Face Amount	Carrying Value	Wtd. Avg. Yield/Cost(A)	Guarantee(B)	Wtd. Avg. Term(C)
Collateral assets	5	$650,895	$645,235	L + 3.1%	n.a.	May 2023
Financing provided	n.a.	447,930	443,010	L + 1.8%	n.a.	May 2023

(A)
Floating rate loans and related liabilities are indexed to one-month LIBOR. The Company's net interest rate exposure is in direct proportion to its interest in     the net assets indexed to that rate. In addition to cash coupon, yield/cost includes the amortization of deferred origination/financing costs.

(B)	Financing under the Term Loan Facility is non-recourse to the Company.

(C)	The weighted-average term is determined using the maximum maturity date of the corresponding loans, assuming all extension options are exercised by the borrower.

Loan Participations Sold

The following table details our loan participations sold (dollars in thousands):

	June 30, 2018
Loan Participations Sold	Count	Principal Balance	Carrying Value	Yield/Cost(A)	Guarantee(B)	Term
Total loan	1	$95,250	$94,807	L + 3.0%	n.a.	September 2022
Senior participation(C)	1	82,000	81,528	L + 1.8%	n.a.	September 2022

(A)	Our floating rate loans and related liabilities were indexed to one-month LIBOR. Our net interest rate exposure is in direct proportion to our net assets.

(B)	As of June 30, 2018, our loan participation sold was subject to partial recourse of $10.0 million, which amount may be reduced to zero upon achievement of certain property performance metrics.

(C)
During the six months ended June 30, 2018, we recorded $1.5 million of interest income and $1.5 million of interest expense related to the loan participation we sold, but continue to consolidate under GAAP.

Non-Consolidated Senior Interests

In certain instances, we finance our loans through the non-recourse sale of a senior loan interest that is not included in our condensed consolidated financial statements. These non-consolidated senior interests provide structural leverage for our net investments, which are reflected in the form of mezzanine loans or other subordinate interests on our balance sheets and in our statements of income. The following table details the subordinate interests retained on our balance sheet and the related non-consolidated senior interests as of June 30, 2018 (dollars in thousands):

	June 30, 2018
Non-Consolidated Senior Interests	Count	Principal Balance	Carrying Value	Yield/Cost(A)	Guarantee	Term
Total loan	1	$80,290	n.a.	L + 3.8%	n.a.	March 2022
Senior participation	1	64,540	n.a.	L + 2.1%	n.a.	March 2022

(A)	Our floating rate loans and related liabilities were indexed to one-month LIBOR. Our net interest rate exposure is in direct proportion to our net assets.

Results of Operations

The following table summarizes the changes in our the results of operations for the three and six months ended June 30, 2018 to the three and six months ended June 30, 2017 (dollars in thousands):

	For the Three Months Ended June 30,		Increase (Decrease)		For the Six Months Ended June 30,		Increase (Decrease)
	2018	2017	Dollars	Percentage	2018	2017	Dollars	Percentage
Net Interest Income
Interest income	$40,363	$17,446	$22,917	131.4%	$72,057	$30,352	$41,705	137.4%
Interest expense	18,798	3,225	15,573	482.9	29,488	7,178	22,310	310.8
Total net interest income	21,565	14,221	7,344	51.6	42,569	23,174	19,395	83.7
Other Income
Realized gain on sale of investments	13,000	—	13,000	100.0	13,000	—	13,000	100.0
Change in net assets related to consolidated variable interest entities	(6,408)	4,175	(10,583)	(253.5)	2,081	8,785	(6,704)	(76.3)
Income from equity method investments	789	330	459	139.1	1,337	346	991	286.4
Other income	602	275	327	118.9	763	439	324	73.8
Total other income (loss)	7,983	4,780	3,203	67.0	17,181	9,570	7,611	79.5
Operating Expenses
General and administrative	1,686	963	723	75.1	4,349	1,915	2,434	127.1
Management fees to affiliate	3,913	3,488	425	12.2	7,852	5,524	2,328	42.1
Total operating expenses	5,599	4,451	1,148	25.8	12,201	7,439	4,762	64.0
Income (Loss) Before Income Taxes, Noncontrolling Interests and Preferred Dividends	23,949	14,550	9,399	64.6	47,549	25,305	22,244	87.9
Income tax expense (benefit)	(33)	146	(179)	(122.6)	142	268	(126)	(47.0)
Net Income (Loss)	23,982	14,404	9,578	66.5	47,407	25,037	22,370	89.3
Redeemable Noncontrolling Interests in Income (Loss) of Consolidated Joint Venture	29	34	(5)	(14.7)	63	80	(17)	(21.3)
Noncontrolling Interests in Income (Loss) of Consolidated Joint Venture	—	214	(214)	(100.0)	—	424	(424)	(100.0)
Net Income (Loss) Attributable to KKR Real Estate Finance Trust Inc. and Subsidiaries	23,953	14,156	9,797	69.2	47,344	24,533	22,811	93.0
Preferred Stock Dividends and Redemption Value Adjustment	470	75	395	526.7	581	88	493	560.2
Net Income (Loss) Attributable to Common Stockholders	$23,483	$14,081	$9,402	66.8%	$46,763	$24,445	$22,318	91.3%

Net Interest Income

Net interest income increased $7.3 million and $19.4 million during the three and six months ended June 30, 2018, respectively, compared to the corresponding periods in 2017, primarily due to increased interest income in connection with additional capital deployed in investments as we continued to scale our portfolio. This increase was partially offset by increased interest expense resulting from interest on amounts outstanding under our financing facilities used to finance investments in commercial loans. Interest income includes $1.8 million and $0.7 million of net deferred loan fees and origination discounts accreted during the three months ended June 30, 2018 and 2017, respectively, and $3.2 million and $1.3 million during the six months ended June 30, 2018 and 2017, respectively.

Other Income

Total other income increased $3.2 million during the three months ended June 30, 2018, compared to the three months ended June 30, 2017, primarily due to a $13.0 million realized gain from the sale of CMBS B-Pieces. This realized gain was partially offset by the reversal of a $5.5 million unrealized gain on our CMBS B-Pieces that was realized in the second quarter. The realized gain was also partially offset by a $1.8 million unrealized loss on our investments in CMBS B-Pieces for the three months ended June 30, 2018 as compared to a $1.1 million unrealized gain during the corresponding 2017 period. Additionally, net interest earned on CMBS B-Pieces, which is included in net assets related to consolidated VIEs, decreased $2.2 million during the three months ended June 30, 2018 as a result of the CMBS B- Pieces sale in April 2018. Income from equity method investments increased $0.5 million during the three months ended June 30, 2018 as compared to the same period during 2017 due to income from our equity method investments as we continued to contribute additional capital during 2018.

Total other income increased $7.6 million during the six months ended June 30, 2018, compared to the corresponding period in 2017, primarily due to a $13.0 million realized gain from the sale of CMBS B-Pieces. This realized gain was partially offset by a $1.9 million unrealized loss on our investments in CMBS B-Pieces for the six months ended June 30, 2018, as compared to a $2.6 million unrealized gain during the corresponding 2017 period. Additionally, net interest earned on CMBS B-Pieces, which is included in net assets related to consolidated VIEs, decreased $2.2 million during the six months ended June 30, 2018 as a result of the CMBS B- Pieces sale in April. Other income increased during the six months ended June 30, 2018 as compared to the same period during 2017, primarily due to income from equity investments as we continued to contribute additional capital during 2018.

Operating Expenses

Total operating expenses increased $1.1 million and $4.8 million during the three and six months ended June 30, 2018, respectively, compared to the comparable periods in 2017. This increase was primarily due to increased management fees during the three and six months ended June 30, 2018, of $0.4 million and $2.3 million, respectively, resulting from an increase in our equity from the private placement of our common stock and our initial public offering.

General and administrative expenses increased $0.7 million and $2.4 million during the three and six months ended June 30, 2018, respectively, compared to the comparable periods in 2017. This increase can be attributed to an increase in non-cash stock-based compensation expense of $0.3 million and $1.3 million during the three and six months ended June 30, 2018, compared to the corresponding periods in 2017. Additionally, general operating expenses increased $0.4 million and $1.1 million during the three and six months ended June 30, 2018, related to legal, audit, insurance, information technology and other increased operating costs as we scaled our portfolio and became a public company.

The following tables provide additional information regarding total operating expenses (dollars in thousands):

	Three Months Ended
	June 30, 2018	March 31, 2018	December 31, 2017	September 30, 2017	June 30, 2017
Professional services	$959	$713	$838	$635	$489
Operating and other costs	454	932	819	679	459
Stock-based compensation	273	1,018	25	25	15
Total general and administrative expenses	1,686	2,663	1,682	1,339	963
Management fees to affiliate	3,913	3,939	3,979	3,989	3,488
Incentive compensation to affiliate	—	—	—	—	—
Total operating expenses	$5,599	$6,602	$5,661	$5,328	$4,451

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

Our primary sources of liquidity and capital sources through June 30, 2018 have been derived from: $1,060.9 million in net proceeds from equity issuances; $1,639.9 million in net advances from our repurchase facilities; $152.4 million in proceeds from syndicated financing; $138.7 million in net proceeds from issuance of convertible notes; and cash flows from operations. We may seek additional sources of liquidity from repurchase facilities, syndicated financing, other borrowings (including borrowings not related to a specific investment) and future offerings of equity and debt securities. In addition, we may apply our existing cash and cash equivalents and cash flows from operations to any liquidity needs. As of June 30, 2018, our cash and cash equivalents were $40.8 million.

See Notes 4, 5, 6, and 8 to our condensed consolidated financial statements for additional details regarding our secured financing agreements, convertible notes, loan participation sold and stock issuances.

Debt-to-Equity Ratio and Total Leverage Ratio

The following table presents our debt-to-equity ratio and total leverage ratio:

	June 30, 2018	December 31, 2017
Debt-to-equity ratio(A)	1.2x	0.8x
Total leverage ratio(B)	1.8x	1.0x

(A)	Represents (i) total outstanding secured debt agreements (excluding non-recourse term loan facility), and convertible notes less cash to (ii) total stockholders’ equity, in each case, at period end.

(B)
Represents (i) total outstanding secured debt agreements, convertible notes, loan participations sold, non-consolidated senior interests, less cash to (ii) total stockholders’ equity, in each case, at period end.

Sources of Liquidity

Our primary sources of liquidity include cash and cash equivalents and available borrowings under our secured financing agreements. Amounts available under these sources as of the date presented are summarized in the following table (dollars in thousands):

	June 30, 2018	December 31, 2017
Cash and cash equivalents	$40,762	$103,120
Available borrowings under master repurchase agreements	71,019	65,555
Available borrowings under revolving credit agreements	75,000	75,000
Available borrowings under term loan financing	93,751	—
Loan principal payments receivable, net(A)	—	4,557
	$280,532	$248,232

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

Each of our existing master repurchase facilities includes "credit mark" features. "Credit mark" provisions in repurchase facilities are designed to keep the lenders' credit exposure constant as a percentage of the underlying collateral value of the assets pledged as security to them. If the underlying collateral value decreases, the gross amount of leverage available to us will be reduced as our assets are marked to market, which would reduce our liquidity. The lender under the applicable repurchase facility sets the valuation and any revaluation of the collateral assets in its sole, good faith discretion. As a contractual matter, the lender has the right to reset the value of the assets at any time based on then-current market conditions, but the market convention is to reassess valuations on a monthly, quarterly and annual basis using the financial information delivered pursuant to the facility documentation regarding the real property, borrower and guarantor under such underlying loans. Generally, if the lender determines (subject to certain conditions) that the market value of the collateral in a repurchase transaction has decreased by more than a defined minimum amount, the lender may require us to provide additional collateral or lead to margin calls that may require us to repay all or a portion of the funds advanced. We closely monitor our liquidity and intend to maintain sufficient liquidity on our balance sheet in order to meet any margin calls in the event of any significant decreases in asset values. As of June 30, 2018 and December 31, 2017, the weighted average haircut under our repurchase agreements was 30.6% and 32.9%, respectively (or 26.5% and 27.3%, respectively, if we had borrowed the maximum amount approved by its repurchase agreement counterparties as of such dates). In addition, our existing master repurchase facilities are not entirely term-matched financings and may mature before our CRE debt investments that represent underlying collateral to those financings. As we negotiate renewals and extensions of these liabilities, we may experience lower advance rates and higher pricing under the renewed or extended agreements.

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

Convertible Notes

We may issue convertible debt to take advantage of favorable market conditions. In May 2018, we issued $143.75 million of 6.125% Convertible Notes due on May 15, 2023. The Notes bear interest at a rate of 6.125% per year, payable semi-annually in arrears on May 15 and November 15 of each year, beginning on November 15, 2018. The Convertible Notes mature on May 15, 2023, unless earlier repurchased or converted. Refer to Notes 2 and 5 to our condensed consolidated financial statements for additional discussion of our Convertible Notes.

Term Loan Financing

We also use Term Loan Financing arrangements that provide asset-based, non-recourse financing on a non-mark to market basis with matched term to diversify our financing sources and reduce our exposure to market volatility. In April 2018, we entered into a term loan financing agreement with third party lenders for an initial borrowing capacity of $200.0 million that was subsequently increased to $600.0 million as of June 30, 2018 (“Term Loan Facility”). The facility provides us with asset-based financing on a non-mark to market basis with matched term up to five years and is non-recourse to the Company. Borrowings under the facility are collateralized by senior loans, held-for-investment, and bear interest equal to one-month LIBOR plus a margin. As of June 30, 2018, the weighted average margin and interest rate on the facility were 1.4% and 3.4%, respectively.

Borrowing Activities

The following tables provide additional information regarding our borrowings (dollars in thousands):

		Six Months Ended
		June 30, 2018
	Outstanding Face Amount at June 30, 2018	Average Daily Amount Outstanding(A)	Maximum Amount Outstanding	Weighted Average Daily Interest Rate
Wells Fargo	$609,259	$551,214	$609,259	3.7%
Morgan Stanley	416,977	473,307	554,347	4.0
Goldman Sachs	165,750	114,424	165,750	3.9
Barclays	—	—	—	—
Term Loan Facility	447,930	325,961	447,930	3.4
Total/Weighted Average	$1,639,916	$1,281,216		3.8%

(A)	Represents the average for the period the debt was outstanding.

	Average Daily Amount Outstanding(A)
	Three Months Ended
	June 30, 2018	March 31, 2018
Wells Fargo	$599,425	$502,467
Morgan Stanley	498,467	447,869
Goldman Sachs	160,091	68,250
Barclays	—	—
Term Loan Facility	325,961	—

(A)	Represents the average for the period the debt was outstanding.

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

•	a cash liquidity covenant (the greater of $10.0 million or 5.0% of our recourse indebtedness);

•	a total indebtedness covenant (75.0% of our total assets, net of VIE liabilities);

•	a maximum debt-to-equity ratio covenant (3.5 to 1.0); and

•	a minimum fixed charge coverage ratio covenant (1.5 to 1.0).

As of June 30, 2018, we were in compliance with the covenants of our repurchase facilities.

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

CMBS-related Liabilities

In connection with our investments in CMBS B-Pieces, we consolidate the trust entities, called VIEs, that hold the pools of senior loans underlying the CMBS because we are considered the primary beneficiary of such entities. As a result of this consolidation, our financial statements include the liabilities of these VIEs. However, these liabilities are not recourse to us, and our risk of loss is limited to the value of our investment in the related CMBS B-Piece. See Note 7 to the condensed consolidated financial statements for a summary of these liabilities as of June 30, 2018.

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

Cash Flows

The following table sets forth changes in cash and cash equivalents for the six months ended June 30, 2018 and 2017 (dollars in thousands):

	For The Six Months Ended June 30,
	2018	2017	Increase (Decrease)
Cash Flows From Operating Activities	$34,066	$22,625	$11,441
Cash Flows From Investing Activities	(842,922)	(357,967)	(484,955)
Cash Flows From Financing Activities	746,098	296,909	449,189
Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	$(62,758)	$(38,433)	$(24,325)

Cash Flows from Operating Activities

Our cash flows from operating activities were primarily driven by our net interest income, which is driven by the income generated by our investments less financing costs. The following table sets forth interest received by, and paid for, our investments for the six months ended June 30, 2018 and 2017 (dollars in thousands):

	For The Six Months Ended June 30,
	2018	2017
Interest Received:
Senior and mezzanine loans	$64,205	$25,142
CMBS B-Pieces	4,872	6,224
Preferred equity interest	—	1,476
	69,077	32,842
Interest Paid:
Borrowings secured by senior loans	23,000	6,325
Net interest collections	$46,077	$26,517

Our net interest collections were partially offset by cash used to pay management fees, as follows (dollars in thousands):

	For The Six Months Ended June 30,
	2018	2017	Increase (Decrease)
Management fees to affiliate	$7,831	$4,027	$3,804
Net decrease in cash and cash equivalents	$7,831	$4,027	$3,804

Cash Flows from Investing Activities

Our cash flows from investing activities were primarily driven by cash outflows to fund new loan originations and our commitments under existing loan investments. During the six months ended June 30, 2018, we funded $1,002.5 million of senior loans and received $54.1 million of principal repayments on certain loans. During April 2018, we also sold four of our five CMBS trusts for net proceeds of $112.7 million. We also made a net investment in CMBS, held through an equity method investee, of $7.2 million. During the six months ended June 30, 2017, we funded $416.6 million of senior and mezzanine loans, received $61.0 million from the sale of a commercial mortgage loan, received $1.7 million of principal repayments on certain mezzanine loans, and made a $4.0 million net investment in CMBS held through our equity method investee.

Cash Flows from Financing Activities

Our cash flows from financing activities were primarily driven by proceeds from borrowings under repurchase agreements of $807.9 million during the six months ended June 30, 2018. Additionally, we completed our convertible debt offering which resulted in net proceeds of $139.4 million during the six months ended June 30, 2018. These inflows were partially offset by principal repayments of $137.4 million and payment of $41.2 million in dividends during the six months ended June 30, 2018. Our cash flows from financing activities during the six months ended June 30, 2017 were primarily driven by our issuance of common stock for net proceeds of $581.3 million and $198.0 million proceeds from borrowing under our repurchase agreements. As a result of principal payments on our repurchase agreement facilities and the payment of dividends, our cash flows from financing activities decreased by $460.4 million and $17.3 million, respectively, during the six months ended June 30, 2017.

Contractual Obligations and Commitments

The following table presents our contractual obligations and commitments (including interest payments) as of June 30, 2018 (dollars in thousands):

	Total	Less than 1 year	1 to 3 years	3 to 5 years	Thereafter
Recourse Obligations:
Master Repurchase Facilities(A):
Wells Fargo	$681,712	$24,129	$657,583	$—	$—
Morgan Stanley	470,027	17,667	452,360	—	—
Goldman Sachs	186,022	6,751	179,271	—	—
Revolving Credit Agreement(B):
Barclays	—	—	—	—	—
Total secured financing agreements	1,337,761	48,547	1,289,214	—	—
Convertible Notes	178,993	8,805	17,633	152,555	—
Future funding obligations(C)	422,863	219,889	202,974	—	—
RECOP commitment(D)	18,000	18,000	—	—	—
Total recourse obligations	1,957,617	295,241	1,509,821	152,555	—
Non-Recourse Obligations:
Term Loan Financing	493,725	15,251	478,474	—	—
CMBS(E)	1,400,814	57,646	169,708	120,551	1,052,909
Total	$3,852,156	$368,138	$2,158,003	$273,106	$1,052,909

(A)
The allocation of repurchase facilities is based on the current maturity date of each individual borrowing under the facilities. The amounts include the related future interest payment obligations, which are estimated by assuming the amounts outstanding under our repurchase facilities and the interest rates in effect as of June 30, 2018 will remain constant into the future. This is only an estimate, as actual amounts borrowed and rates may vary over time. Amounts borrowed are subject to a maximum 25.0% recourse limit.

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

We are required to pay our Manager a base management fee, an incentive fee and reimbursements for certain expenses pursuant to our management agreement. The table above does not include the amounts payable to our Manager under our management agreement as they are not fixed and determinable. See Note 11 to our condensed consolidated financial statements included in this Form 10-Q for additional terms and details of the fees payable under our management agreement.

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

Subsequent Events

Our subsequent events are detailed in Note 14 to our condensed consolidated financial statements.

Off-Balance Sheet Arrangements

As described in Note 7 to our consolidated financial statements, we have off-balance sheet arrangements related to VIEs that we account for using the equity method of accounting and in which we hold an economic interest or have a capital commitment. Our maximum risk of loss associated with our interests in VIEs is limited to the carrying value of our investment in the entity and any unfunded capital commitments. As of June 30, 2018, we held $22.7 million of interests in such entities, which does not include a remaining commitment of $18.0 million to RECOP that we are required to fund when called.

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

Credit Risk

Our investments are subject to credit risk, including the risk of default. The performance and value of our investments depend upon the sponsors' ability to operate the properties that serve as our collateral so that they produce cash flows adequate to pay interest and principal due to us. To monitor this risk, our Manager reviews our investment portfolio and is in regular contact with the sponsors, monitoring performance of the collateral and enforcing our rights as necessary.

Credit Yield Risk

Credit yields measure the return demanded on financial instruments by the lending market based on their risk of default. Increasing supply of credit-sensitive financial instruments and reduced demand will generally cause the market to require a higher yield on such financial instruments, resulting in a lower price for the financial instruments we hold.

As of June 30, 2018, a 100 basis point increase in credit yields would decrease our net book value by approximately $0.5 million, and a 100 basis point decrease in credit yields would increase our net book value by approximately $0.5 million, based on the investments we held on that date.

Interest Rate Risk

Generally, the composition of our investments is such that rising interest rates will increase our net income, while declining interest rates will decrease net income. As of June 30, 2018, 98.0% of our investments by total assets earned a floating rate of interest. The remaining 2.0% of our investments earned a fixed rate of interest. If interest rates were to decline, the value of these fixed-rate investments may increase and if interest rates were to increase, the value of these fixed-rate investments may fall; however, the interest income generated by these investments would not be affected by market interest rates. The interest rates we pay under our current repurchase agreements are floating rate. Accordingly, our interest expense will generally increase as interest rates increase and decrease as interest rates decrease.

As of June 30, 2018, a 50 basis point increase in short-term interest rates, based on a shift in the yield curve, would increase our cash flows by approximately $3.5 million during the 2018 fiscal year, whereas a 50 basis point decrease in short-term interest rates would decrease our cash flows by approximately $3.5 million during the 2018 fiscal year, based on the net floating-rate exposure of the investments we held on that date.

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

Financing Risk

We finance our target assets with borrowed funds under our repurchase facilities and by syndicating senior participations in our originated senior loans. Over time, as market conditions change, we may use other forms of leverage in addition to these methods of financing. Weakness or volatility in the financial markets, the commercial real estate and mortgage markets or the economy generally could adversely affect one or more of our lenders or potential lenders and could cause one or more of our lenders or potential lenders to be unwilling or unable to provide us with financing, or to decrease the amount of our available financing through a market to market, or to increase the costs of that financing.

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
Our management, with the participation of our Co-Chief Executive Officers and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2018. Based upon that evaluation, our Co-Chief Executive Officers and Chief Financial Officer concluded that, as of June 30, 2018, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
Changes in Internal Controls over Financial Reporting

No changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) of the Exchange Act) occurred during the quarter ended June 30, 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The section entitled “Litigation ” appearing in Note 10 of our condensed consolidated financial statements included in this Form 10-Q is incorporated herein by reference.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities
Our board of directors had authorized the repurchase of up to $100.0 million of our common stock over the 12 month period commencing June 12, 2017. Of this amount, a total of $50.0 million was covered by a pre-set trading plan meeting the requirements of Rule 10b5-1 under the Exchange Act, which provided for repurchases of our common stock when the market price per share of our common stock was below book value per share (calculated in accordance with GAAP), with the remaining $50.0 million available at any time during the repurchase period. This repurchase plan expired on June 12, 2018.

In May 2018, our board of directors approved a new share repurchase program, effective following the expiration of the above-described share repurchase program on June 12, 2018. The new share repurchase program permits us to repurchase of up to $100.0 million of our common stock during the period from June 13, 2018 through June 30, 2019. Of this total authorized amount, $50.0 million will be covered by a pre-set trading plan meeting the requirements of Rule 10b5-1 under the Exchange Act and provide for repurchases of our common stock when the market price per share of our common stock is below book value per share (calculated in accordance with GAAP as of the end of the most recent quarterly period for which financial statements are available), and the remaining $50.0 million may be used for repurchases in the open market, pursuant to pre-set trading plans meeting the requirements of Rule 10b5-1 under the Exchange Act, in privately negotiated transactions or otherwise. As of June 30, 2018, $49.5 million remained available for repurchases under this 10b5-1 plan.

The following table sets forth information regarding purchases of shares of our common stock by us or on our behalf during the three months ended June 30, 2018:

Period Beginning	Period Ending	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Amounts paid for shares purchased as part of publicly announced program	Approximate dollar value of shares that may yet be purchased under the program(1)
April 1, 2018	April 30, 2018	39,741	$19.71	676,004	$783,000	$86,817,000
May 1, 2018	May 31, 2018	12,664	19.67	688,668	249,000	86,568,000
June 1, 2018	June 30, 2018	25,539	19.76	714,207	505,000	99,495,000
Total/Average		77,944	$19.72		$1,537,000

(1)
The $100.0 million share repurchase program previously authorized by our board of directors on June 12, 2017 expired on June 12, 2018. In May 2018, our board of directors approved a new share repurchase program that authorizes us to repurchase up to $100.0 million of our common stock. The new program became effective on June 13, 2018 and will expire on June 30, 2019.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description

4.1
Indenture (including form of Note), dated as of May 18, 2018, by and between KKR Real Estate Finance Trust Inc. and the Bank of New York Mellon Trust Company. N.A. as trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K (001-38082) Filed on May 18, 2018).

10.1	Form of Restricted Grant Notice and Restricted Stock Unit Agreement for Non-Employee Directors

31.1	Certificate of Christen E.J. Lee, Co-President and Co-Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Matthew A. Salem, Co-President and Co-Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certificate of Mostafa Nagaty, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

KKR REAL ESTATE FINANCE TRUST INC.

Date:	August 6, 2018	By:	/s/ Christen E.J. Lee
Name: Christen E.J. Lee
Title: Co-Chief Executive Officer and Co-President
(Co-Principal Executive Officer)

Date:	August 6, 2018	By:	/s/ Matthew A. Salem
Name: Matthew A. Salem
Title: Co-Chief Executive Officer and Co-President
(Co-Principal Executive Officer)

Date:	August 6, 2018	By:	/s/ Mostafa Nagaty
Name: Mostafa Nagaty
Title: Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)