Form 10-Q
period 2018-09-30
KKR Real Estate Finance Trust Inc.
filed 2018-11-05
CIK 1631596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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

The number of shares of the registrant's common stock, par value $0.01 per share, outstanding as of November 5, 2018 was 58,022,176.

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

KKR REAL ESTATE FINANCE TRUST INC.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2018

PART I — FINANCIAL INFORMATION
ITEM I. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

KKR Real Estate Finance Trust Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)
(Amounts in thousands, except share and per share data)

	September 30, 2018	December 31, 2017(A)
Assets
Cash and cash equivalents	$192,771	$103,120
Restricted cash	—	400
Commercial mortgage loans, held-for-investment, net	3,261,878	1,888,510
Equity method investments, at fair value	24,745	14,390
Accrued interest receivable	12,395	8,423
Other assets	20,046	7,239
Commercial mortgage loans held in variable interest entities, at fair value	1,100,089	5,372,811
Total Assets	$4,611,924	$7,394,893

Liabilities and Equity
Liabilities
Secured financing agreements, net	$2,115,954	$964,800
Convertible notes, net	137,339	—
Loan participations sold, net	83,442	81,472
Accounts payable, accrued expenses and other liabilities	2,236	2,465
Dividends payable	25,235	19,981
Accrued interest payable	6,376	1,623
Due to affiliates	7,700	4,442
Variable interest entity liabilities, at fair value	1,086,939	5,256,926
Total Liabilities	3,465,221	6,331,709

Commitments and Contingencies (Note 10)

Temporary Equity
Redeemable noncontrolling interests in equity of consolidated joint venture	—	3,090
Redeemable preferred stock	402	949

Permanent Equity
Preferred stock, 50,000,000 authorized (1 share with par value of $0.01 issued and outstanding as of September 30, 2018 and December 31, 2017)	—	—
Common stock, 300,000,000 authorized (58,022,590 and 53,685,440 shares with par value of $0.01 issued and outstanding as of September 30, 2018 and December 31, 2017, respectively)	580	537
Additional paid-in capital	1,154,113	1,052,851
Retained earnings	5,763	6,280
Repurchased stock, 723,507 and 26,398 shares repurchased as of September 30, 2018 and December 31, 2017, respectively	(14,155)	(523)
Total KKR Real Estate Finance Trust Inc. stockholders’ equity	1,146,301	1,059,145
Total Permanent Equity	1,146,301	1,059,145
Total Liabilities and Equity	$4,611,924	$7,394,893

(A)	Derived from the audited consolidated financial statements as of December 31, 2017.

See Notes to Condensed Consolidated Financial Statements.

KKR Real Estate Finance Trust Inc. and Subsidiaries

Condensed Consolidated Statements of Income (Unaudited)
(Amounts in thousands, except share and per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Net Interest Income
Interest income	$51,895	$24,408	$123,952	$54,760
Interest expense	23,337	5,414	52,825	12,592
Total net interest income	28,558	18,994	71,127	42,168
Other Income
Realized gain on sale of investments	—	—	13,000	—
Change in net assets related to consolidated variable interest entities	379	4,025	2,460	12,810
Income from equity method investments	747	115	2,084	461
Other income	476	177	1,239	616
Total other income (loss)	1,602	4,317	18,783	13,887

Operating Expenses
General and administrative	1,653	1,339	6,002	3,254
Management fees to affiliate	4,164	3,989	12,016	9,513
Incentive compensation to affiliate	3,286	—	3,286	—
Total operating expenses	9,103	5,328	21,304	12,767

Income (Loss) Before Income Taxes, Noncontrolling Interests and Preferred Dividends	21,057	17,983	68,606	43,288
Income tax expense (benefit)	85	120	227	388
Net Income (Loss)	20,972	17,863	68,379	42,900
Redeemable Noncontrolling Interests in Income (Loss) of Consolidated Joint Venture	—	54	63	134
Noncontrolling Interests in Income (Loss) of Consolidated Joint Venture	—	377	—	801
Net Income (Loss) Attributable to KKR Real Estate Finance Trust Inc. and Subsidiaries	20,972	17,432	68,316	41,965
Preferred Stock Dividends and Redemption Value Adjustment	151	93	395	181
Net Income (Loss) Attributable to Common Stockholders	$20,821	$17,339	$67,921	$41,784

Net Income (Loss) Per Share of Common Stock
Basic	$0.37	$0.32	$1.26	$0.98
Diluted	$0.37	$0.32	$1.25	$0.98
Weighted Average Number of Shares of Common Stock Outstanding
Basic	55,903,126	53,696,967	54,111,272	42,501,356
Diluted	55,921,655	53,697,041	54,132,331	42,501,530

Dividends Declared per Share of Common Stock	$0.43	$0.37	$1.26	$1.25

See Notes to Condensed Consolidated Financial Statements.

KKR Real Estate Finance Trust Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Equity

For the Nine Months Ended September 30, 2018 and 2017
(Amounts in thousands, except share data)

	Permanent Equity										Temporary Equity
	KKR Real Estate Finance Trust Inc.
	Preferred Stock		Common Stock
	Shares	Stated Value	Shares	Par Value	Additional Paid-In Capital	Retained Earnings	Repurchased Stock	Total KKR Real Estate Finance Trust Inc. Stockholders' Equity	Noncontrolling Interests in Equity of Consolidated Joint Venture	Total Permanent Equity	Redeemable Noncontrolling Interests in Equity of Consolidated Joint Venture	Redeemable Preferred Stock
Balance at December 31, 2016	126	$125	24,158,392	$242	$479,417	$17,914	$—	$497,698	$7,339	$505,037	$3,030	$—
Issuance of stock	—	—	29,553,446	295	580,011	—	—	580,306	—	580,306	—	949
Repurchase of common stock	—	—	(26,398)	—	—	—	(523)	(523)	—	(523)	—	—
Redemption of preferred stock	(125)	(125)	—	—	—	—	—	(125)	—	(125)	—	—
Offering costs	—	—	—	—	(6,642)	—	—	(6,642)	—	(6,642)	—	—
Preferred dividends declared	—	—	—	—	—	(6)	—	(6)	—	(6)	—	(175)
Common dividends declared	—	—	—	—	—	(50,588)	—	(50,588)	—	(50,588)	—	—
Capital contributions	—	—	—	—	—	—	—	—	(8,140)	(8,140)	(111)	—
Stock-based compensation	—	—	—	—	40	—	—	40	—	40	—	—
Net income (loss)	—	—	—	—	—	41,790	—	41,790	801	42,591	134	175
Balance at September 30, 2017	1	$—	53,685,440	$537	$1,052,826	$9,110	$(523)	$1,061,950	$—	$1,061,950	$3,053	$949

Balance at December 31, 2017	1	$—	53,685,440	$537	$1,052,851	$6,280	$(523)	$1,059,145	$—	$1,059,145	$3,090	$949
Issuance of stock	—	—	5,000,000	50	99,450	—	—	99,500	—	99,500	—	—
Repurchase of common stock	—	—	(697,109)	(7)	—	—	(13,632)	(13,639)	—	(13,639)	—	—
Offering costs	—	—	—	—	(1,174)	—	—	(1,174)	—	(1,174)	—	—
Equity component of convertible notes	—	—	—	—	1,800	—	—	1,800	—	1,800	—	—
Preferred dividends declared	—	—	—	—	—	—	—	—	—	—	—	(395)
Adjustment of redeemable preferred stock to redemption value	—	—	—	—	—	547	—	547	—	547	—	(547)
Common dividends declared	—	—	—	—	—	(68,985)	—	(68,985)	—	(68,985)	—	—
Capital distributions and redemptions	—	—	—	—	—	—	—	—	—	—	(3,153)	—
Stock-based compensation	—	—	34,259	*	1,186	—	—	1,186	—	1,186	—	—
Net income (loss)	—	—	—	—	—	67,921	—	67,921	—	67,921	63	395
Balance at September 30, 2018	1	$—	58,022,590	$580	$1,154,113	$5,763	$(14,155)	$1,146,301	$—	$1,146,301	$—	$402
* Rounds to zero.

See Notes to Condensed Consolidated Financial Statements.

KKR Real Estate Finance Trust Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)
(Amounts in thousands)

	For the Nine Months Ended September 30,
	2018	2017
Cash Flows From Operating Activities
Net income (loss)	$68,379	$42,900
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of deferred debt issuance costs and discounts	4,338	1,731
Accretion of net deferred loan fees and discounts	(7,206)	(2,301)
Interest paid-in-kind	—	(864)
Change in noncash net assets of consolidated variable interest entities	2,144	(3,453)
(Gain) on sale of investment securities	(13,000)	—
(Income) from equity method investments	(2,084)	(461)
Stock-based compensation expense	1,190	40
Origination and purchase of commercial loans, held-for-sale	—	(91,475)
Proceeds from sale of commercial loans, held-for-sale	—	10,000
Changes in operating assets and liabilities:
Accrued interest receivable, net	(3,130)	(3,956)
Other assets	(580)	2,421
Due to affiliates	1,758	2,308
Accounts payable, accrued expenses and other liabilities	867	(1,330)
Accrued interest payable	4,753	515
Net cash provided by (used in) operating activities	57,429	(43,925)

Cash Flows From Investing Activities
Proceeds from sales of commercial mortgage-backed securities	112,747	—
Proceeds from sale of commercial mortgage loans	—	60,991
Proceeds from principal repayments of commercial mortgage loans, held-for-investment	318,996	18,568
Proceeds from principal repayments of preferred interest in joint venture, held-to-maturity	—	37,310
Origination of commercial mortgage loans, held-for-investment	(1,695,188)	(920,358)
Investment in commercial mortgage-backed securities, equity method investee	(9,770)	(27,588)
Proceeds from commercial mortgage-backed securities, equity method investee	1,157	19,588
Net cash provided by (used in) investing activities	(1,272,058)	(811,489)

See Notes to Condensed Consolidated Financial Statements.

KKR Real Estate Finance Trust Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)
(Amounts in thousands)

	For the Nine Months Ended September 30,
	2018	2017
Cash Flows From Financing Activities
Proceeds from borrowings under secured financing agreements	1,607,725	776,447
Net proceeds from issuance of convertible notes	139,438	—
Proceeds from issuances of common stock	99,500	581,255
Redemption of preferred stock	—	(125)
Payments of common stock dividends	(63,898)	(30,715)
Payments of preferred stock dividends	(227)	(63)
Principal repayments on borrowings under secured financing agreements	(451,026)	(460,432)
Payments of debt issuance costs	(9,702)	(3,051)
Payments of stock issuance costs	(1,137)	(4,898)
Payments of redeemable noncontrolling interest distributions and redemptions	(3,153)	(111)
Payments of noncontrolling interest distributions	—	(8,140)
Payments to reacquire common stock	(13,640)	(523)
Net cash provided by (used in) financing activities	1,303,880	849,644

Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	89,251	(5,770)
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	103,520	96,346
Cash, Cash Equivalents, and Restricted Cash at End of Period	$192,771	$90,576

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$41,161	$10,116
Cash paid during the period for income taxes	754	252

Supplemental Schedule of Non-Cash Investing and Financing Activities
Dividend declared, not yet paid	$25,235	$19,992
Loan Principal Payments Held by Servicer	16,500	—
Loan Participations Sold, Net (Note 6)	1,886	—
Funding of commercial loans, held for investment	(1,886)	—

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

As of September 30, 2018, KKR beneficially owned 23,758,616 shares of KREF's common stock, of which 3,758,616 shares were held by KKR on behalf of a third-party investor.

As of September 30, 2018, KREF's principal business activities related to the origination and purchase of credit investments related to commercial real estate. Management assesses performance of KREF's current portfolio of leveraged and unleveraged commercial mortgage loans and commercial mortgage-backed securities ("CMBS") as a whole and makes operating decisions accordingly. As a result, management presents KREF's operations within a single reporting segment.

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

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollars in tables in thousands, except per share amounts)

REO assets generally represent a small percentage of the overall asset pool of a CMBS trust. In a new issue CMBS trust there are no REO assets, and no REO existed in KREF's consolidated VIE assets as of September 30, 2018. KREF derives the fair value of its Level 3 CMBS VIE assets from its Level 3 CMBS VIE liabilities, which management considers to possess more observable market value data than the CMBS VIE assets. See "— Fair Value — Valuation of Consolidated VIEs" for additional discussion regarding management's valuation of consolidated CMBS VIEs.

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

KREF determined that the Special Non-Voting Preferred Stock (“SNVPS”) became redeemable during the second quarter of 2018; accordingly, KREF adjusted the carrying value of the SNVPS to its redemption value of $0.4 million as of the balance sheet date.

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
Valuation Process — The Manager reviews the valuation of Level 3 financial instruments as part of KKR's quarterly process. As of September 30, 2018, KKR’s valuation process for Level 3 measurements, as described below, subjected valuations to the review and oversight of various committees. KKR has a global valuation committee assisted by the asset class-specific valuation committees, including a real estate valuation committee that reviews and approves all preliminary Level 3 valuations for real estate assets, including the financial instruments held by KREF. The global valuation committee is responsible for coordinating and implementing KKR’s valuation process to ensure consistency in the application of valuation principles across portfolio investments and between periods. All Level 3 valuations are also subject to approval by the global valuation committee.

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

KREF must also maintain sufficient cash and cash equivalents to satisfy liquidity covenants related to its secured financing agreements. However, such amounts are not restricted from use in KREF's current operations, and KREF does not present these cash and cash equivalents as restricted. As of September 30, 2018 and December 31, 2017, KREF was required to maintain unrestricted cash and cash equivalents of at least $19.3 million and $12.1 million, respectively, to satisfy its liquidity covenants (Note 4).

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
Other Assets and Accounts Payable, Accrued Expenses and Other Liabilities — As of September 30, 2018, other assets included a $16.5 million loan principal payment receivable from a third-party servicer and $2.4 million of deferred debt issuance costs related to credit facilities, net of $0.8 million accumulated amortization. As of December 31, 2017, other assets included a $4.6 million loan principal payment receivable from a third-party servicer and $2.1 million of deferred debt issuance costs related to credit facilities, net of $0.5 million accumulated amortization.

Special Non-Voting Preferred Stock ("SNVPS") — Equity instruments that are redeemable for cash or other assets are classified as temporary equity if the instrument is redeemable, at the option of the holder, at a fixed or determinable price on a fixed or determinable date or upon the occurrence of an event that is not solely within the control of the issuer. Redeemable equity instruments are initially carried at the fair value of the equity instrument at the issuance date, which is subsequently adjusted at each balance sheet date if the instrument is currently redeemable or probable of becoming redeemable. The fair value of the instrument is adjusted to reflect the instrument’s redemption amount at each balance sheet date if KREF determines the SNVPS is redeemable or it is probable that the SNVPS will become redeemable. KREF accounted for the SNVPS as redeemable preferred stock since a third party holds a redemption option, exercisable after May 5, 2018, and such redemption is not solely within KREF’s control. Accordingly, the Company adjusted the carrying value of the SNVPS to its redemption value of $0.4 million as of September 30, 2018. KREF presents the SNVPS as “Temporary Equity — Redeemable preferred stock” in the accompanying Condensed Consolidated Balance Sheets (Note 8).

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

Management considers loans to be past due when a monthly payment is due and unpaid for 60 days or more. Loans are placed on nonaccrual status and considered non-performing when full payment of principal and interest is in doubt, which generally occurs when principal or interest is 120 days or more past due unless the loan is both well secured and in the process of collection. Management may return a loan to accrual status when repayment of principal and interest is reasonably assured under the terms of the restructured loan. As of September 30, 2018, KREF did not hold any loans that management placed on nonaccrual status or otherwise considered past due.

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

As of September 30, 2018 and December 31, 2017, KREF did not have any material deferred tax assets or liabilities arising from future tax consequences attributable to differences between the carrying amounts of existing assets and liabilities in accordance with GAAP and their respective tax bases.

KREF recognizes tax benefits for uncertain tax positions only if it is more likely than not that the position is sustainable based on its technical merits. Interest and penalties on uncertain tax positions are included as a component of the provision for income taxes in KREF's Condensed Consolidated Statements of Income. As of September 30, 2018, KREF did not have any material uncertain tax positions.

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

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollars in tables in thousands, except per share amounts)

Note 3. Commercial Mortgage Loans
The following table summarizes KREF's investments in commercial mortgage loans as of September 30, 2018 and December 31, 2017:

				Weighted Average
Loan Type	Outstanding Face Amount	Carrying Value	Loan Count	Floating Rate Loan %(A)	Coupon(A)	Life (Years)(B)
September 30, 2018
Loans held-for-investment
Senior loans(C)	$3,226,649	$3,206,484	27	100.0%	5.8%	3.8
Mezzanine loans(D)	55,535	55,394	8	52.8	11.8	4.3
	$3,282,184	$3,261,878	35	99.2%	5.9%	3.9
December 31, 2017
Loans held-for-investment
Senior loans(C)	$1,794,963	$1,782,054	18	100.0%	5.8%	3.7
Mezzanine loans(D)	106,730	106,456	10	75.4	11.3	3.7
	$1,901,693	$1,888,510	28	98.6%	6.1%	3.7

(A)	Average weighted by outstanding face amount of loan. Weighted average coupon assumes applicable one-month LIBOR rates of 2.26% and 1.56% as of September 30, 2018 and December 31, 2017, respectively.

(B)	The weighted average life of each loan is based on the expected timing of the receipt of contractual cash flows assuming all extension options are exercised by the borrower.

(C)
Senior loans may include accommodation mezzanine loans in connection with the senior mortgage financing. Includes loan participations sold with a face amount of $83.9 million and $82.0 million, and a carrying value of $83.5 million and $81.5 million as of September 30, 2018 and December 31, 2017, respectively.

(D)
In June 2018, KREF acquired the 5.0% redeemable noncontrolling interest in the Mezzanine JV that held six commercial mezzanine loans, held-for-investment, with a $26.2 million outstanding face amount and carrying value as of September 30, 2018. The Mezzanine JV held seven commercial mezzanine loans, held-for-investment, with a $61.2 million outstanding face amount and carrying value as of December 31, 2017.

Activity — For the nine months ended September 30, 2018, the loan portfolio activity was as follows:

	Held-for-Investment	Held-for-Sale	Total
Balance at December 31, 2017	$1,888,510	$—	$1,888,510
Purchases and originations, net(A)	1,697,074	—	1,697,074
Proceeds from principal repayments	(330,939)	—	(330,939)
Accretion of loan discount and other amortization, net(B)	7,233	—	7,233
Balance at September 30, 2018	$3,261,878	$—	$3,261,878

(A)	Net of applicable premiums, discounts and deferred loan origination costs.

(B)	Includes accretion of applicable discounts and deferred loan origination costs.

As of September 30, 2018 and December 31, 2017, there was $20.3 million and $13.2 million, respectively, of unamortized deferred loan fees and discounts included in commercial mortgage loans, held-for-investment, net on the Condensed Consolidated Balance Sheets.

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

September 30, 2018				December 31, 2017
Risk Rating	Number of Loans	Net Book Value	Total Loan Exposure(A)	Risk Rating	Number of Loans	Net Book Value	Total Loan Exposure(A)
1	—	$—	$—	1	—	$—	$—
2	8	446,525	448,821	2	4	155,092	156,123
3	27	2,815,353	2,899,972	3	23	1,717,000	1,792,022
4	—	—	—	4	1	16,418	16,500
5	—	—	—	5	—	—	—
	35	$3,261,878	$3,348,793		28	$1,888,510	$1,964,645

(A)
In certain instances, we finance our loans through the non-recourse sale of a senior interest that is not included in our consolidated financial statements. Total loan exposure includes the entire loan we originated and financed, including $66.6 million and $63.0 million of such non-consolidated interests as of September 30, 2018 and December 31, 2017, respectively.

As of September 30, 2018, the average risk rating of KREF's portfolio was 2.9 (Average Risk), weighted by investment carrying value, with 100.0% of commercial mortgage loans held-for-investment, rated 3 (Average Risk) or better by KREF's Manager as compared to 2.9 (Average Risk) as of December 31, 2017.

Concentration of Credit Risk — The following tables present the geographies and property types of collateral underlying KREF's commercial mortgage loans as a percentage of the loans' carrying values, net of noncontrolling interests:

	September 30, 2018	December 31, 2017		September 30, 2018	December 31, 2017
Geography			Collateral Property Type
New York	25.4%	29.3%	Office	53.0%	41.7%
Georgia	13.3	11.0	Multifamily	33.3	24.7
Washington	10.2	—	Condo (Residential)	5.6	10.8
California	9.2	14.9	Industrial	4.0	6.8
Minnesota	6.8	7.0	Retail	3.9	13.8
Florida	5.9	2.2	Hospitality	0.2	2.2
Massachusetts	5.9	—	Total	100.0%	100.0%
New Jersey	4.4	7.1
Pennsylvania	4.3	—
Oregon	3.7	6.3
Hawaii	3.1	5.3
Colorado	2.9	5.1
Washington D.C.	2.8	4.2
Tennessee	1.6	2.8
Other U.S.	0.5	4.8
Total	100.0%	100.0%

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollars in tables in thousands, except per share amounts)

Note 4. Debt Obligations

The following table summarizes KREF's secured master repurchase agreements and other consolidated debt obligations in place as of September 30, 2018 and December 31, 2017:

	September 30, 2018											December 31, 2017
	Facility							Collateral				Facility
						Weighted Average(B)
	Month Issued	Outstanding Face Amount	Carrying Value(A)	Maximum Facility Size	Final Stated Maturity	Funding Cost	Life (Years)	Outstanding Face Amount	Amortized Cost Basis	Carrying Value	Weighted Average Life (Years)(C)	Carrying Value(A)
Master Repurchase Agreements(D)
Wells Fargo(E)	Oct 2015	$791,297	$787,487	$1,000,000	Apr 2022	4.4%	1.8	$1,096,789	$1,090,273	$1,090,273	3.9	$482,146
Morgan Stanley(F)	Dec 2016	483,558	482,064	600,000	Dec 2021	4.6	1.5	709,123	705,658	705,658	3.2	421,904
Goldman Sachs(G)	Sep 2016	268,709	268,709	400,000	Oct 2020	4.4	1.4	362,191	359,960	359,960	4.3	60,750
Asset Specific Financing
BMO Facility(H)	Aug 2018	—	(316)	200,000	n.a	0.2	0.0	—	—	—	0.0	—
Revolving Credit Agreement
Barclays(I)	May 2017	—	—	75,000	May 2020	1.1	0.0	n.a.	n.a.	n.a.	n.a.	—
		1,543,564	1,537,944	2,275,000		4.4%	1.6	2,168,103	2,155,891	2,155,891		964,800
VIE Liabilities
CMBS(J)	Various	1,095,731	1,086,939	n.a.	May 2048 to Feb 2049	4.4%	6.3	1,130,672	n.a.	1,100,089	6.3	5,256,926
		1,095,731	1,086,939	n.a.		4.4	6.3					5,256,926
Total / Weighted Average		$2,639,295	$2,624,883	$2,275,000		4.4%	3.6					$6,221,726

(A)	Net of $5.6 million and $4.5 million unamortized debt issuance costs as of September 30, 2018 and December 31, 2017, respectively.

(B)	Average weighted by the outstanding face amount of borrowings.

(C)	Average based on the fully extended loan maturity, weighted by the outstanding face amount of the collateral.

(D)
Borrowings under these repurchase agreements are collateralized by senior loans, held-for-investment, and bear interest equal to the sum of (i) a floating rate index, equal to one-month LIBOR, subject to certain floors of not less than zero, or an index approximating LIBOR, and (ii) a margin, based on the collateral. As of September 30, 2018 and December 31, 2017, the percentage of the outstanding face amount of the collateral sold and not borrowed under these repurchase agreements, or average "haircut" weighted by outstanding face amount of collateral, was 28.8% and 32.9%, respectively (or 25.6% and 27.3%, respectively, if KREF had borrowed the maximum amount approved by its repurchase agreement counterparties as of such dates).

(E)
The current stated maturity of the facility is April 2020, which does not reflect two, twelve-month facility term extensions available to KREF, which is contingent upon certain covenants and thresholds. In September 2018, KREF and Wells Fargo Bank, National Association ("Wells Fargo") amended the master repurchase agreement to increase the maximum facility size from $750.0 million to $1,000.0 million. As of September 30, 2018, the collateral-based margin was between 1.50% and 2.15%.

(F)
In November 2017, KREF and Morgan Stanley Bank, N.A. ("Morgan Stanley") amended and restated the master repurchase agreement to extend the facility maturity date and to increase the maximum facility size from $500.0 million to $600.0 million and, subject to customary conditions, permits KREF to request the facility be further increased to $750.0 million. The current stated maturity of the facility is December 2020, which does not reflect one, twelve-month facility term extension available to KREF, which is contingent upon certain covenants and thresholds and, even if such covenants and thresholds are satisfied, is at the sole discretion of Morgan Stanley. As of September 30, 2018, the collateral-based margin was between 2.00% and 2.45%.

(G)
In July 2018, KREF and Goldman Sachs Bank USA ("Goldman Sachs") amended the November 2017 restated master purchase agreement to modify certain terms and provisions. The amended and restated facility includes a $350.0 million term facility with a maturity date of October 2020 and a $50.0 million swingline facility with a revolving period of one year, and a three-year term on a per-asset basis as those assets are pledged to the facility. As of September 30, 2018, the carrying value excluded $1.5 million unamortized debt issuance costs presented as " — Other assets" in KREF's Condensed Consolidated Balance Sheets. As of September 30, 2018, the collateral-based margin was between 1.70% and 2.00%.

(H) In August 2018, KREF entered into a $200.0 million loan financing facility with BMO Harris Bank ("BMO Facility") with a third party lender. The facility provides asset-based financing on a non-mark to market basis with matched-term up to five years with partial recourse to KREF. There were no amounts outstanding on this facility as of September 30, 2018.

(I)
In May 2017, KREF entered into a $75.0 million corporate secured revolving credit facility administered by Barclays Bank PLC ("Barclays "). The current stated maturity of the facility is May 2019, which does not reflect one, twelve-month facility term extension available to KREF at the discretion of Barclays. Borrowings under the facility bear interest at a per annum rate equal to the sum of (i) a floating rate index and (ii) a fixed margin. Amounts borrowed under this facility are 100% recourse to KREF. As of September 30, 2018, the carrying value excluded $0.8 million unamortized debt issuance costs presented as " — Other assets" in KREF's Condensed Consolidated Balance Sheets.

(J)
Facility amounts represent consolidated CMBS trust(s) that are not beneficially owned by KREF's stockholders. The facility and collateral carrying amounts included $3.8 million accrued interest payable and $4.0 million accrued interest receivable as of September 30, 2018. As of December 31, 2017, the facility and collateral carrying amounts included $18.7 million accrued interest payable and $19.7 million accrued interest receivable. The final stated maturity date represents the rated final distribution date of CMBS issued by trusts that KREF consolidates, but that are not beneficially owned by KREF's stockholders. Refer to Note 7 for additional discussion of KREF's VIE assets and liabilities.

The preceding table excludes loan participations sold (Note 6).

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollars in tables in thousands, except per share amounts)

As of September 30, 2018 and December 31, 2017, KREF had outstanding repurchase agreements where the amount at risk with any individual counterparty, or group of related counterparties, exceeded 10.0% of KREF’s stockholders' equity. The amount at risk under repurchase agreements is the net counterparty exposure, defined as the excess of the carrying amount (or market value, if higher than the carrying amount) of the assets sold under agreement to repurchase, including accrued interest plus any cash or other assets on deposit to secure the repurchase obligation, over the amount of the repurchase liability, adjusted for accrued interest. The following table summarizes certain characteristics of KREF's repurchase agreements where the amount at risk with any individual counterparty, or group of related counterparties, exceeded 10.0% of KREF’s stockholders' equity as of September 30, 2018 and December 31, 2017:

	Outstanding Face Amount	Net Counterparty Exposure	Percent of Stockholders' Equity	Weighted Average Life (Years)(A)
September 30, 2018
Wells Fargo	$791,297	$304,871	26.6%	1.8
Morgan Stanley	483,558	224,557	19.6	1.5
Total / Weighted Average	$1,274,855	$529,428	46.2%	1.7
December 31, 2017
Wells Fargo	$485,250	$203,303	19.2%	1.6
Morgan Stanley	423,347	251,463	23.7	2.0
Total / Weighted Average	$908,597	$454,766	42.9%	1.8

(A)	Average weighted by the outstanding face amount of borrowings under the secured financing agreement.

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

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollars in tables in thousands, except per share amounts)

Term Loan Financing

In April 2018, KREF, through its consolidated subsidiaries, entered into a term loan financing agreement (“Term Loan Facility”) with third party lenders for an initial borrowing capacity of $200.0 million that was subsequently increased to $600.0 million as of September 30, 2018. The facility provides asset-based financing on a non-mark to market basis with matched term up to five years and is non-recourse to KREF. Borrowings under the facility are collateralized by senior loans, held-for-investment, and bear interest equal to one-month LIBOR plus a margin. As of September 30, 2018, the weighted average margin and interest rate on the facility were 1.4% and 3.7%, respectively. The following table summarizes our borrowings under the Term Loan Facility:

	September 30, 2018
Term Loan Facility	Count	Outstanding Face Amount	Carrying Value	Wtd. Avg. Yield/Cost(A)	Guarantee(B)	Wtd. Avg. Term(C)
Collateral assets	6	$717,500	$711,982	L + 3.0%	n.a.	May 2023
Financing provided	n.a	582,483	578,010	L + 1.7%	n.a.	May 2023

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

Activity — For the nine months ended September 30, 2018, the activity related to the carrying value of KREF’s secured financing agreements, term loan financing and other consolidated debt obligations were as follows:

	Secured Financing Agreements, Net(A)	Variable Interest Entity Liabilities, at Fair Value	Total
Balance as of December 31, 2017	$964,800	$5,256,926	$6,221,726
Principal borrowings	1,607,725	—	1,607,725
Principal repayments/ sales/ deconsolidation	(451,026)	(4,062,624)	(4,513,650)
Deferred debt issuance costs	(8,562)	—	(8,562)
Amortization of deferred debt issuance costs	3,017	—	3,017
Fair value adjustment	—	(92,499)	(92,499)
Other(B)	—	(14,864)	(14,864)
Balance as of September 30, 2018	$2,115,954	$1,086,939	$3,202,893

(A)    Includes Term Loan Financing Facility and Asset Specific Financing Facility.
(B)    Amounts principally consist of changes in accrued interest payable and cost adjustments.

Maturities — KREF’s secured financing agreements, term loan financing and other consolidated debt obligations in place as of September 30, 2018 had current contractual maturities as follows:

Year	Nonrecourse(A)	Recourse(B)	Total
2018	$2,779	$—	$2,779
2019	13,098	505,432	518,530
2020	179,359	985,632	1,164,991
2021	484,634	—	484,634
2022	18,565	52,500	71,065
Thereafter	979,779	—	979,779
	$1,678,214	$1,543,564	$3,221,778

(A)	Amounts related to consolidated CMBS VIE liabilities that represent securities not beneficially owned by KREF's stockholders.

(B)	Amounts borrowed subject to a maximum 25.0% recourse limit.

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollars in tables in thousands, except per share amounts)

Covenants — KREF is required to comply with customary loan covenants and event of default provisions related to its secured financing agreements, including, but not limited to, negative covenants relating to restrictions on operations with respect to KREF’s status as a REIT, and financial covenants. Such financial covenants include an interest income to interest expense ratio covenant (1.5 to 1.0); a minimum consolidated tangible net worth covenant (75.0% of the aggregate cash proceeds of any equity issuances made and any capital contributions received by KREF and certain subsidiaries or $800.0 million dependent upon the facility); a cash liquidity covenant (the greater of $10.0 million or 5.0% of KREF's recourse indebtedness); a total indebtedness covenant (75.0% of KREF's total assets, net of VIE liabilities); a maximum debt-to-equity ratio (3.5 to 1.0); and a minimum fixed charge coverage ratio (1.5 to 1.0). As of September 30, 2018 and December 31, 2017, KREF was in compliance with its financial loan covenants.

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
The following table details our interest expense related to the Convertible Notes:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Cash coupon	$2,201	$—	$3,253	$—
Discount and issuance cost amortization	349	—	512	—
Total interest expense	$2,550	—	$3,765	—

The following table details the net book value of our Convertible Notes on our Condensed Consolidated Balance Sheets:

	September 30, 2018	December 31, 2017
Face value	$143,750	$—
Deferred financing costs	(4,745)	—
Unamortized discount	(1,666)	—
Net book value	$137,339	$—

Accrued interest payable for the Convertible Notes was $3.3 million and $0.0 million as of September 30, 2018 and December 31, 2017, respectively. Refer to Note 2 for additional discussion of our accounting policies for the Convertible Notes.

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollars in tables in thousands, except per share amounts)

Note 6. Loan Participations Sold

KREF finances certain investments through the syndication of a non-recourse, or limited-recourse, loan participation to unaffiliated third parties. The following table summarizes the loan participation sold liabilities that KREF recognized since the corresponding syndications of the participations in the senior loans were not treated as sales:

	September 30, 2018
Loan Participations Sold	Count	Principal Balance	Carrying Value	Yield/Cost(A)	Guarantee(B)	Term
Total loan	1	$97,440	$97,024	L + 3.0%	n.a.	September 2022
Senior participation(C)	1	83,886	83,442	L + 1.8%	n.a.	September 2022

(A)	Floating rate loans and related liabilities are indexed to one-month LIBOR. KREF's net interest rate exposure is in direct proportion to its interest in the net assets of the senior loan.

(B)	As of September 30, 2018, the loan participation sold was subject to partial recourse of $10.0 million, which amount may be reduced to zero upon achievement of certain property performance metrics.

(C)
During the nine months ended September 30, 2018, KREF recorded $2.3 million of interest income and $2.4 million of interest expense related to the loan participation KREF sold, but continue to consolidate under GAAP.

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollars in tables in thousands, except per share amounts)

Note 7. Variable Interest Entities

CMBS — KREF's stockholders beneficially owned CMBS with an unpaid principal balance and fair value of $34.9 million and $13.0 million, respectively, as of September 30, 2018. KREF's stockholders beneficially owned CMBS with an unpaid principal balance and fair value of $309.2 million and $114.9 million, respectively, as of December 31, 2017.

In April 2018, KREF sold its controlling beneficial interest in four of the five CMBS trusts held for $112.7 million for a gain of $13.0 million during the nine months ended September 30, 2018, which is included in "Other Income — Realized gain on sale of investments" in the accompanying Condensed Consolidated Statements of Income. The initial cost basis of the CMBS trusts sold was $94.4 million and the fair value as of December 31, 2017 was $99.7 million.

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

The following table presents the KREF recognized Trust's(s') Assets and Liabilities:

	September 30, 2018	December 31, 2017
Trusts' Assets
Commercial mortgage loans held in variable interest entities, at fair value(A)	$1,100,089	$5,372,811
Accrued interest receivable	4,015	19,740

Trusts' Liabilities
Variable interest entity liabilities, at fair value(B)	1,086,939	5,256,926
Accrued interest payable	3,828	18,661

(A)	Includes accrued interest receivable.

(B)	Includes accrued interest payable.

The following table presents "Other Income — Change in net assets related to consolidated variable interest entities":

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net interest earned	$584	$3,138	$4,604	$9,357
Unrealized gain (loss)	(205)	887	(2,144)	3,453
Change in net assets related to consolidated variable interest entities	$379	$4,025	$2,460	$12,810

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

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollars in tables in thousands, except per share amounts)

Concentration of Credit Risk — The following tables present the geographies and property types of collateral underlying the CMBS trusts consolidated by KREF, as a percentage of the collateral unpaid principal balance and weighted by the fair value of the CMBS tranches beneficially owned by KREF's stockholders:

	September 30, 2018	December 31, 2017		September 30, 2018	December 31, 2017
Geography			Collateral Property Type
California	33.3%	23.2%	Retail	28.4%	25.2%
Texas	11.1	12.7	Office	27.4	26.4
New York	8.3	9.1	Hospitality	13.0	15.0
Missouri	5.3	4.6	Multifamily	9.9	10.6
Pennsylvania	5.2	4.5	Industrial/ Flex	9.6	9.6
Florida	4.2	5.5	Self Storage	5.9	3.0
Massachusetts*	3.6	1.7	Mixed Use	3.8	6.9
Illinois	2.7	7.1	Mobile Home	1.8	2.7
Georgia	2.6	2.9	Other	0.2	0.6
New Hampshire*	2.4	1.0		100.0%	100.0%
Delaware*	2.0	1.3
Virginia*	1.7	1.2
Other U.S.	17.6	25.2
Total	100.0%	100.0%

* Presented within Other U.S. as of December 31, 2017

Commercial Mezzanine Loan Joint Venture — KREF held a 95.0% interest, and was the primary beneficiary of, a joint venture consolidated as a VIE that invested in commercial mezzanine loans (Note 3). Management considered KREF to be the primary beneficiary of the joint venture as KREF held decision-making power over the activities that most significantly impact the economic performance of the joint venture. In June 2018, KREF acquired the Mezzanine JV Redeemable Noncontrolling Interest for its carrying value of $1.3 million. As of September 30, 2018, the joint venture is no longer a VIE.

Equity method investments, at fair value — KREF holds two investments in entities that it records using the equity method.

As of September 30, 2018, KREF held a 3.5% interest in RECOP, an unconsolidated VIE of which KREF is not the primary beneficiary. The aggregator vehicle in which KREF invests is controlled and advised by affiliates of the Manager. RECOP intends to primarily acquire junior tranches of CMBS newly issued by third parties but may also make purchases on the secondary market. KREF will not pay any fees to RECOP, but KREF bears its pro rata share of RECOP's expenses. KREF reported its share of the net asset value of RECOP in its Condensed Consolidated Balance Sheets, presented as “Equity method investments, at fair value” and its share of net income, presented as “Income from equity method investments” in the Condensed Consolidated Statement of Income.

As of September 30, 2018, the non-voting limited liability company interests issued by the Manager, a VIE, and held by a Taxable REIT Subsidiary ("TRS") of KREF for the benefit of the holder of the SNVPS represented 4.7% of the Manager’s outstanding limited liability company interests (Note 8). KREF reported its allocable percentage of the assets and liabilities of the Manager in its Condensed Consolidated Balance Sheets, presented as “Equity method investments, at fair value” and its share of net income, presented as “Income from equity method investments” in the Condensed Consolidated Statement of Income.

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

Common Stock — As further described below, since December 2015, KREF issued the following shares of common stock:

Pricing Date	Shares Issued	Net Proceeds
As of December 31, 2015	13,636,416	$272,728
February 2016	2,000,000	40,000
May 2016	3,000,138	57,130
June 2016(A)	21,838	—
August 2016	5,500,000	109,875
As of December 31, 2016	24,158,392	479,733
February 2017	7,386,208	147,662
April 2017	10,379,738	207,595
May 2017- Initial Public Offering	11,787,500	219,356
As of December 31, 2017	53,711,838	1,054,346
August 2018	5,000,000	98,326
As of September 30, 2018	58,711,838	$1,152,672

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

In August 2018, KREF completed an underwritten public offering of 5,000,000 shares of its common stock at $19.90 per share, less applicable transaction costs, resulting in $98.3 million in net proceeds.

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollars in tables in thousands, except per share amounts)

As of September 30, 2018, KKR beneficially owned 23,758,616 shares of KREF's common stock, of which 3,758,616 shares were held by KKR on behalf of a third-party investor (Note 1).

During the nine months ended September 30, 2018, 34,259 shares of common stock were issued related to the vesting of restricted stock units. Upon any payment of shares as a result of restricted stock unit vesting, the related tax withholding obligation will generally be satisfied by the Company, reducing the number of shares to be delivered by a number of shares necessary to satisfy the related applicable tax withholding obligation. Refer to Note 9 for further detail.

Share Repurchase Program — KREF adopted a program to repurchase in the open market up to $100.0 million in shares of KREF's common stock over the 12 month period commencing in June 2017. Of this amount, a total of $50.0 million was covered by a pre-set trading plan meeting the requirements of Rule 10b5-1 under the Exchange Act (the "10b5-1 Plan"), which provided for repurchases of KREF's common stock when the market price per share of common stock was below book value per share (calculated in accordance with GAAP), with the remaining $50.0 million available at any time during the repurchase period. This program expired on June 12, 2018. In May 2018, KREF's board of directors approved a new share repurchase program, effective following the expiration of the above-described share repurchase program. The new share repurchase program permits KREF to repurchase up to $100.0 million of KREF's common stock during the period from June 13, 2018 through June 30, 2019. Of this total authorized amount, $50.0 million will be covered by a pre-set trading plan meeting the requirements of Rule 10b5-1 under the Exchange Act and provide for repurchases of our common stock when the market price per share of our common stock is below book value per share (calculated in accordance with GAAP as of the end of the most recent quarterly period for which financial statements are available), and the remaining $50.0 million may be used for repurchases in the open market, pursuant to pre-set trading plans meeting the requirements of Rule 10b5-1 under the Exchange Act, in privately negotiated transactions or otherwise. During the nine months ended September 30, 2018, KREF repurchased 697,109 shares of common stock under the 10b5-1 Plans at an average price per share of $19.54 for a total of $13.6 million. As of September 30, 2018, $49.3 million remained available for repurchases under this 10b5-1 Plan.

Of the 58,711,838 common shares KREF issued, there were 58,022,590 common shares outstanding as of September 30, 2018, net of 723,507 common shares repurchased and the delivery of 34,259 shares of common stock in connection with vested restricted stock units.

Dividends — During the nine months ended September 30, 2018, KREF's board of directors declared the following dividends on shares of its common stock and special voting preferred stock:

			Amount
Declaration Date	Record Date	Payment Date	Per Share	Total
March 12, 2018	March 29, 2018	April 13, 2018	$0.40	$21,230
May 7, 2018	June 29, 2018	July 13, 2018	0.43	22,804
September 11, 2018	September 28, 2018	October 12, 2018	0.43	24,951
				$68,985

Preferred Stock — On January 23, 2015, KREF issued 125 shares of Series A cumulative, non-voting preferred stock with a par value of $0.01 per share and a stated value of $1,000.00 per share ("Series A Preferred Stock") that were senior to common stock. Holders of Series A Preferred Stock were entitled to cumulative distributions of 12.5% of the stated value per annum, payable semi-annually in arrears on or before June 30 and December 31 of each year, but were unable to convert Series A Preferred Stock into common stock or vote on matters brought to KREF's stockholders. In May 2017, KREF redeemed all 125 issued and outstanding shares of Series A Preferred Stock for $0.1 million, representing the sum of $1,000.00 per share and all accrued and unpaid dividends.

Special Voting Preferred Stock — In March 2016, KREF issued one share of special voting preferred stock to KKR Fund Holdings L.P. ("KKR Fund Holdings") for $20.00 per share, which KKR Fund Holdings transferred to its subsidiary, KKR REFT Asset Holdings LLC. The holder of the special voting preferred stock has special voting rights related to the election of members to KREF's board of directors until KKR and its affiliates cease to own at least 25.0% of KREF's issued and outstanding common stock. As of September 30, 2018, KKR and its affiliates beneficially owned 23,758,616 shares of KREF's common stock representing 41% of KREF’s issued and outstanding common stock.

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

Earnings per Share — The following table illustrates the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Numerator
Net income (loss) attributable to common stockholders	$20,821	$17,339	$67,921	$41,784

Denominator
Basic weighted average common shares outstanding	55,903,126	53,696,967	54,111,272	42,501,356
Dilutive restricted stock units	18,529	74	21,059	174
Diluted weighted average common shares outstanding	55,921,655	53,697,041	54,132,331	42,501,530
Net income (loss) attributable to common stockholders, per:
Basic common share	$0.37	$0.32	$1.26	$0.98
Diluted common share	$0.37	$0.32	$1.25	$0.98

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollars in tables in thousands, except per share amounts)

Note 9. Stock-based Compensation

KREF is externally managed by the Manager and does not currently have any employees. However, as of September 30, 2018, the Manager, certain individuals employed by the Manager and affiliates of the Manager, and certain members of KREF's board of directors were compensated, in part, through the issuance of stock-based awards.

As of September 30, 2018, KREF had restricted stock unit (“RSU”) awards outstanding under the KKR Real Estate Finance Trust Inc. 2016 Omnibus Incentive Plan that was adopted on February 12, 2016 and amended and restated on November 17, 2016 (the "Incentive Plan") to certain members of KREF’s board of directors and employees of the Manager or its affiliates, none of whom are KREF employees. RSUs awarded to employees of the Manager or its affiliates, generally vest over three consecutive one-year periods and awards to certain members of KREF's board of directors vest over a one-year period, pursuant to the terms of the respective award agreements and the terms of the Incentive Plan. RSU awards are not entitled to dividends until KREF issues shares of its common stock, which are issuable on a one-to-one basis upon the RSU award vesting.

The following table summarizes the activity in KREF’s outstanding RSUs and the weighted-average grant date fair value per RSU:

	Restricted Stock Units	Weighted Average Grant Date Fair Value Per RSU(A)
Unvested as of December 31, 2017	154,878	$18.61
Granted	11,878	20.70
Vested	(54,037)	20.47
Forfeited/ cancelled	(2,740)	20.47
Unvested as of September 30, 2018	109,979	$20.49

(A)	The grant-date fair value is based upon the last sale price of KREF’s common stock at the date of grant.

These RSUs began to vest on April 1, 2018 for certain individuals employed by the Manager and affiliates of the Manager and each year thereafter. RSUs awarded to KREF’s board of directors generally vest annually.
KREF expects the unvested RSUs outstanding to vest during the following years:

Year	Restricted Stock Units
2018	—
2019	60,927
2020	49,052
Total	109,979

Upon adoption of ASU No. 2018-07 in June 2018, KREF recognizes the compensation cost of RSUs awarded to employees of the Manager, or one or more of its affiliates, on a straight-line basis over the awards’ term at their grant date fair value, consistent with the RSUs awarded to certain members of KREF's board of directors.
During the three and nine months ended September 30, 2018, KREF recognized $0.3 million and $1.6 million, respectively, of stock-based compensation expense included in “General and administrative” expense in the Condensed Consolidated Statements of Income. During the three and nine months ended September 30, 2017, KREF recognized $0.0 million and $0.0 million, respectively, of stock-based compensation expense. As of September 30, 2018, there was $1.7 million of total unrecognized stock-based compensation expense related to unvested share-based compensation arrangements based on the closing price of our common stock of $20.47 on June 21, 2018, the date of the adoption of ASU No. 2018-07. This cost is expected to be recognized over a weighted average period of 2 years.

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollars in tables in thousands, except per share amounts)

During the nine months ended September 30, 2018, KREF delivered 34,259 shares of common stock for 54,037 vested RSUs. Upon any payment of shares as a result of restricted stock unit vesting, the related tax withholding obligation will generally be satisfied by KREF, reducing the number of shares to be delivered by a number of shares necessary to satisfy the related applicable tax withholding obligation. The amount, results in a cash payment related to this tax liability and a corresponding adjustment to additional paid in capital on the Condensed Consolidated Statement of Changes in Stockholders' Equity. The adjustment was $0.4 million for the nine months ended September 30, 2018, and is included as a reduction of capital related to the Company's equity incentive plan in the Condensed Consolidated Statement of Changes in Stockholders' Equity.

Refer to Note 11 for additional information regarding the Incentive Plan.

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollars in tables in thousands, except per share amounts)

Note 10. Commitments and Contingencies

As of September 30, 2018, KREF was subject to the following commitments and contingencies:

Litigation — From time to time, KREF may be involved in various claims and legal actions arising in the ordinary course of business. KREF establishes an accrued liability for legal proceedings only when those matters present loss contingencies that are both probable and reasonably estimable.

As of September 30, 2018, KREF was not involved in any material legal proceedings regarding claims or legal actions against KREF.

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

Capital Commitments — As of September 30, 2018, KREF had future funding requirements of $369.9 million related to its investments in commercial mortgage loans. These future funding commitments primarily relate to construction projects, capital improvements, tenant improvements and leasing commissions. Generally, funding commitments are subject to certain conditions that must be met, such as customary construction draw certifications, minimum credit metrics or executions of new leases before advances are made to the borrower.

In January 2017, KREF committed $40.0 million to invest in an aggregator vehicle alongside RECOP. As of September 30, 2018, KREF had a remaining commitment of $16.2 million to RECOP.

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

For its services to KREF, the Manager is entitled to a quarterly management fee equal to the greater of $62,500 or 0.375% of a weighted average adjusted equity and quarterly incentive compensation equal to 20.0% of the excess of (a) the trailing 12-month adjusted earnings over (b) 7.0% of the trailing 12-month weighted average adjusted equity (“Hurdle Rate”), less incentive compensation KREF already paid to the Manager with respect to the first three calendar quarters of such trailing 12-month period. The quarterly incentive compensation is calculated and paid in arrears with a three months lag. During the three and nine months ended September 30, 2018, KREF incurred 3.3 million of incentive fees payable to the Manager, of which $2.4 million was attributed to the gain recognized as a result of the April 2018 CMBS sale (Note 7).

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

No more than 7.5% of the issued and outstanding shares of common stock on a fully diluted basis, assuming the exercise of all outstanding stock options granted under the Incentive Plan and the conversion of all warrants and convertible securities into shares of common stock, or a total of 4,403,387 shares of common stock, will be available for awards under the Incentive Plan. In addition, (i) the maximum number of shares of common stock subject to awards granted during a single fiscal year to any non-employee director (as defined in the Incentive Plan), taken together with any cash fees paid to such non-employee director during the fiscal year, may not exceed $1.0 million and (ii) the maximum amount that can be paid to any participant for a single fiscal year during a performance period (or with respect to each single fiscal year if a performance period extends beyond a single fiscal year) pursuant to a performance compensation award denominated in cash will be $10.0 million.

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollars in tables in thousands, except per share amounts)

No awards may be granted under the Incentive Plan on and after February 12, 2026. The Incentive Plan will continue to apply to awards granted prior to such date. During the nine months ended ended September 30, 2018, KREF granted 11,878 RSUs to newly appointed directors of KREF's board. During the year ended December 31, 2017, KREF granted 154,878 RSUs. As of September 30, 2018, 4,259,149 shares of common stock remained available for awards under the Incentive Plan.

Due to Affiliates — The following table contains the amounts presented in KREF's Condensed Consolidated Balance Sheets that it owes to affiliates:

	September 30,	December 31,
	2018	2017
Management fees	$4,164	$3,748
Incentive compensation	3,286	—
Expense reimbursements and other	250	694
	$7,700	$4,442

Affiliates Expenses — The following table contains the amounts included in KREF's Condensed Consolidated Statements of Income that arose from transactions with the Manager:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Management fees	$4,164	$3,989	$12,016	$9,513
Incentive compensation	3,286	—	3,286	—
Expense reimbursements and other(A)	37	366	767	931
	$7,487	$4,355	$16,069	$10,444

(A)
KREF presents these amounts in "Operating Expenses — General and administrative" in its Condensed Consolidated Statements of Income. Affiliate expense reimbursements presented in the table above exclude the out-of-pocket costs paid by the Manager to parties unaffiliated with the Manager on behalf of KREF, and for which KREF reimburses the Manager in cash. For the three and nine months ended September 30, 2018, these cash reimbursements were $0.3 million and $2.5 million, respectively. For the three and nine months ended September 30, 2017, these cash reimbursements were $0.9 million and $1.1 million, respectively.

In connection with the Term Loan Facility (Note 4), KREF is obligated to pay KKR Capital Markets ("KCM"), an affiliate of the Manager, a structuring fee equal to 0.75% of the respective committed loan advances, as defined. During the nine months ended September 30, 2018, KREF incurred $4.5 million structuring fee in connection with the facility. Such amount was capitalized as deferred financing cost and amortized to interest expense over the life of the facility.
In connection with the BMO Facility, and in consideration for structuring and sourcing this arrangement, KREF will pay KCM, a structuring fee equal to 0.35% of the respective committed loan advances under the agreement.

During the nine months ended September 30, 2018, KREF paid KCM $0.8 million in commissions in connection with the issuance of the Convertible Notes. Such amount is included in the $5.1 million Convertible Notes’ issuance cost and is amortized to interest expense over the life of the Convertible Notes.

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollars in tables in thousands, except per share amounts)

Note 12. Fair Value of Financial Instruments

The carrying values and fair values of KREF’s financial assets and liabilities recorded at fair value on a recurring basis, as well as other financial instruments not carried at fair value, as of September 30, 2018 were as follows:

			Fair Value
	Principal Balance(A)	Carrying Value(B)	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$192,771	$192,771	$192,771	$—	$—	$192,771
Commercial mortgage loans, held-for-investment, net(C)	3,282,184	3,261,878	—	—	3,266,234	3,266,234
Equity method investments, at fair value	24,745	24,745	—	—	24,745	24,745
Commercial mortgage loans held in variable interest entities, at fair value	1,130,672	1,100,089	—	—	1,100,089	1,100,089
	$4,630,372	$4,579,483	$192,771	$—	$4,391,068	$4,583,839
Liabilities
Secured financing agreements, net	$2,126,047	$2,115,954	$—	$—	$2,126,047	$2,126,047
Convertible notes, net	143,750	137,339	146,208	—	—	146,208
Loan participations sold, net	83,886	83,442	—	—	83,257	83,257
Variable interest entity liabilities, at fair value	1,095,731	1,086,939	—	—	1,086,939	1,086,939
	$3,449,414	$3,423,674	$146,208	$—	$3,296,243	$3,442,451

(A)	The principal balance of commercial mortgage loans excludes premiums and unamortized discounts.

(B)
The carrying value of commercial mortgage loans is presented net of $20.3 million unamortized origination discounts and deferred nonrefundable fees. The carrying value of secured financing agreements is presented net of $10.1 million unamortized debt issuance costs.

(C)
Includes senior loans for which KREF sold a loan participation that was not treated as a sale under GAAP, with a carrying value of $83.4 million and a fair value of $83.3 million as of September 30, 2018.

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

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollars in tables in thousands, except per share amounts)

KREF reported the following financial assets and liabilities at fair value on a recurring basis using Level 3 inputs as of September 30, 2018.

	Assets	Liabilities
	Commercial Mortgage Loans Held in Variable Interest Entities, at Fair Value	Variable Interest Entity Liabilities, at Fair Value	Net
Balance as of December 31, 2017	$5,372,811	$5,256,926	$115,885
Gains (losses) included in net income
Realized gain (loss)	13,000	—	13,000
Unrealized gain (loss) included in change in net assets related to consolidated variable interest entities	(94,643)	(92,499)	(2,144)
Purchases and sales/repayments
Purchases	—	—	—
Sales/Repayments/Deconsolidation	(4,175,371)	(4,062,624)	(112,747)
Other(A)	(15,708)	(14,864)	(844)
Balance as of September 30, 2018	$1,100,089	$1,086,939	$13,150

(A)	Amounts principally consist of changes in accrued interest.

The following table contains the Level 3 inputs used to value assets and liabilities on a recurring and nonrecurring basis or where KREF discloses fair value as of September 30, 2018:

	Fair Value	Valuation Methodologies	Unobservable Inputs(A)	Weighted Average(B)	Range
Assets(C)
Commercial mortgage loans, held-for-investment, net	$3,266,234	Discounted cash flow	Loan-to-value ratio	67.8%	49.4% - 80.3%
			Discount rate	6.7%	2.6% - 13.9%
Commercial mortgage loans held in variable interest entities, at fair value(D)	1,100,089	Discounted cash flow	Yield	8.3%	2.4% - 37.1%
	$4,366,323
Liabilities
Secured financing agreements, net	$2,126,047	Market comparable	Credit spread	1.8%	1.4% - 2.5%
Loan participations sold, net	83,257	Discounted cash flow	Loan-to-value ratio	52.9%	52.9% - 52.9%
			Discount rate	3.6%	2.6% - 4.6%
Variable interest entity liabilities, at fair value	1,086,939	Discounted cash flow	Yield	6.4%	2.4% - 16.5%
	$3,296,243

(A)	An increase (decrease) in the valuation input results in a decrease (increase) in value.

(B)	Represents the average of the input value, weighted by the unpaid principal balance of the financial instrument.

(C)	KREF carries a $24.4 million investment in an aggregator vehicle alongside RECOP (Note 7) at its pro rata share of the aggregator's net asset value, which management believes approximates fair value.

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

Commercial Mortgage-Backed Securities — As of September 30, 2018, management categorized CMBS investments as Level 3 assets and liabilities in the fair value hierarchy and obtained prices from an independent valuation firm, which uses a discounted cash flow model, to value each CMBS. The key input is the expected yield of each CMBS using both observable and unobservable factors, which may include recently offered or completed trades and published yields of similar securities, security-specific characteristics (e.g. securities ratings issued by nationally recognized statistical rating organizations, credit support by other subordinate securities issued by the CMBS and coupon type) and other characteristics. Management performs quarterly reviews of the inputs received from the independent valuation firm based on consideration given to a number of observable market data points including, but not limited to, trading activity in the marketplace of like-kind securities, benchmark security evaluations and bid list results from various sources. If prices received from the independent valuation firm are inconsistent with values determined in connection with management's independent review, management makes inquiries to the independent valuation firm about the prices received and related methods. In the event management determines the price obtained from an independent valuation firm to be unreliable or an inadequate representation of the fair value of the CMBS (based on consideration given to the observable market data points detailed above), management then compiles evidence independently and presents the independent valuation firm with such evidence supporting a different value. As a result, the independent valuation firm may revise their price accordingly. However, if management continues to disagree with the price from the independent valuation firm, in light of evidence presented that management compiled independently and believes to be compelling, management considers the quotation unreliable or an inadequate representation of the fair value of the CMBS.

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

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollars in tables in thousands, except per share amounts)

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets not measured at fair value on an ongoing basis but subject to fair value adjustments only in certain circumstances, such as when there is evidence of impairment, are measured at fair value on a nonrecurring basis. For commercial mortgage loans held-for-sale, KREF applies the lower of cost or fair value accounting and may be required, from time to time, to record a nonrecurring fair value adjustment. For commercial mortgage loans held-for-investment and preferred interest in joint venture held-to-maturity, KREF applies the amortized cost method of accounting, but may be required, from time to time, to record a nonrecurring fair value adjustment in the form of a valuation provision or impairment. KREF did not report any significant financial assets or liabilities at fair value on a nonrecurring basis as of September 30, 2018 or December 31, 2017.

Assets and Liabilities for Which Fair Value is Only Disclosed

KREF does not carry its secured financing agreements at fair value as management did not elect the fair value option for these liabilities. As of September 30, 2018, the fair value of KREF's floating rate repurchase facilities approximated the outstanding principal balance.

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

KREF consolidates subsidiaries that incur U.S. federal, state and local income taxes, based on the tax jurisdiction in which each subsidiary operates. During each of the nine months ended September 30, 2018 and 2017, KREF recorded a current income tax provision of $0.2 million and $0.4 million, respectively, related to operations of its taxable REIT subsidiaries and various other state and local taxes. There were no deferred tax assets or liabilities as of September 30, 2018 and December 31, 2017.

As of September 30, 2018, tax years 2014 through 2017 remain subject to examination by taxing authorities.

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollars in tables in thousands, except per share amounts)

Note 14. Subsequent Events

The following events occurred subsequent to September 30, 2018:

Investing Activities

KREF originated the following senior loan subsequent to September 30, 2018:

Description/ Location	Property Type	Month Originated	Maximum Face Amount	Initial Face Amount Funded	Interest Rate(A)	Maturity Date(B)	LTV
Senior Loan, Queens, NY	Multifamily	October 2018	$45,000	$42,000	L + 2.8%	November 2023	70%
Senior Loan, Philadelphia, NY	Multifamily	October 2018	$77,000	$77,000	L + 2.7	November 2023	73%
Total/Weighted Average			$122,000	$119,000	L + 2.7%		72%

(A)	Floating rate based on one-month USD LIBOR.

(B)	Maturity date assumes all extension options are exercised, if applicable.

Funding of Previously Closed Loans

KREF funded approximately $19.2 million for previously closed loans subsequent to September 30, 2018.

Loan Repayments

In October 2018, KREF received approximately $8.4 million from loan repayments.

Financing Activities

In October 2018, increased borrowing capacity on the Term Loan Facility, which provides financing on a matched-term, non-mark to market and non-recourse basis by $400.0 million to $1.0 billion. In November 2018, KREF borrowed $65.5 million under the Term Loan Facility.

In October 2018, KREF borrowed $55.0 million under the BMO Facility.

In October and November 2018, KREF net borrowed $15.5 million under its master repurchase facilities.

Corporate Activities

Dividends

In October 2018, KREF paid $25.0 million in dividends on its common and special voting preferred stock, or $0.43 per share, with respect to the third quarter of 2018, to stockholders of record on September 28, 2018.

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

Earnings Per Share and Dividends Declared

The following table sets forth the calculation of basic and diluted net income per share and dividends declared per share (amounts in thousands, except share and per share data):

	Three Months Ended
	September 30, 2018	June 30, 2018
Net income(A)	$20,821	$23,483
Weighted-average number of shares of common stock outstanding
Basic	55,903,126	53,064,585
Diluted	55,921,655	53,069,866
Net income per share, basic	$0.37	$0.44
Net income per share, diluted	$0.37	$0.44
Dividends declared per share(B)	$0.43	$0.43

(A)	Represents net income attributable to common stockholders.

(B)
During the three months ended September 30, 2018, we declared a dividend of $0.43 per share of common stock paid on October 12, 2018 to stockholders of record on September 28, 2018 related to income generated during the three months ended September 30, 2018. During the three months ended June 30, 2018, we declared a dividend of $0.43 per share of common stock paid on July 13, 2018 to stockholders of record on June 29, 2018 related to income generated during the three months ended June 30, 2018.

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

We also use Core Earnings to determine the management and incentive fees we pay our Manager. For its services to KREF, our Manager is entitled to a quarterly management fee equal to the greater of $62,500 or 0.375% of a weighted average adjusted equity and quarterly incentive compensation equal to 20.0% of the excess of (a) the trailing 12-month Core Earnings over (b) 7.0% of the trailing 12-month weighted average adjusted equity (“Hurdle Rate”), less incentive compensation KREF already paid to the Manager with respect to the first three calendar quarter of such trailing 12-month period. The quarterly incentive compensation is calculated and paid in arrears with a three month lag. During the third quarter of 2018, the Company incurred $3.3 million of incentive fees payable to the Manager, of which $2.4 million, or $0.04 per share, was related to the gain recognized as a result of the April 2018 CMBS sale, see Note 7 to our condensed consolidated financial statements included in this Form 10-Q.

The following tables provide a reconciliation of GAAP net income attributable to common stockholders to Core Earnings and Net Core Earnings (amounts in thousands, except share and per share data):

	Three Months Ended
	September 30, 2018	June 30, 2018
Net Income (Loss) Attributable to Common Stockholders	$20,821	$23,483
Adjustments
Non-cash equity compensation expense	295	273
Incentive compensation to affiliate	3,286	—
Depreciation and amortization	—	—
Unrealized (gains) or losses	205	1,822
Non-cash convertible notes discount amortization	91	42
Reversal of previously unrealized gain now realized(A)	—	11,900
Core Earnings(B)	24,698	37,520
Incentive compensation to affiliate	3,286	—
Net Core Earnings	$21,412	$37,520
Weighted average number of shares of common stock outstanding
Basic	55,903,126	53,064,585
Diluted	55,921,655	53,069,866
Core Earnings per Diluted Weighted Average Share	$0.44	$0.71
Net Core Earnings per Diluted Weighted Average Share	$0.38	$0.71

(A)	Includes $5.5 million and $6.4 million of unrealized gains related to the first quarter of 2018 and to prior periods, respectively, that were realized during the three months ended June 30, 2018.

(B)
Excludes $0.2 million and $0.2 million, or $0.00 and $0.00 per diluted weighted average share outstanding, of net original issue discount on CMBS B-Pieces accreted as a component of taxable income during the three months ended September 30, 2018 and June 30, 2018, respectively.

Book Value per Share

We believe that book value per share is helpful to stockholders in evaluating the growth of our company as we have scaled our equity capital base and continue to invest in our target assets. The following table calculates our book value per share of common stock (amounts in thousands, except share and per share data):

	September 30, 2018	December 31, 2017
KKR Real Estate Finance Trust Inc. stockholders' equity	$1,146,301	$1,059,145
Shares of common stock issued and outstanding at period end	58,022,590	53,685,440
Book value per share of common stock	$19.76	$19.73

During the fourth quarter of 2018, the Company expects to recognize a $2.3 million increase to the redemption value of our Special Non-Voting Preferred Stock, which became redeemable in the second quarter,  from $0.4 million to $2.7 million. This increase is related to the increase in our Manager’s third quarter earnings primarily due to the recognition of $3.3 million of incentive fees, of which $2.4 million was related to the second quarter CMBS sale. In accordance with GAAP, the non-cash redemption value adjustment will reduce our fourth quarter Net Income Attributable to Common Stockholders and will be added back to Core Earnings. Accordingly, the non-cash adjustment will reduce our fourth quarter book value per share. We expect the redemption value to normalize in the first half of 2019.

Our Portfolio

We have established a portfolio of diversified investments, consisting of performing senior loans, mezzanine loans and CMBS B-Pieces, which had a value of $3,382.6 million as of September 30, 2018. Loan fundings during the quarter totaled $698.0 million and repayments totaled $281.4 million. We generated interest income of $51.9 million and incurred interest expense of $23.3 million during the third quarter, which resulted in $28.6 million of net interest income during the three months ended September 30, 2018.

As we continue to scale our portfolio, we expect that our originations will continue to be heavily weighted toward floating-rate loans. As of September 30, 2018, 98% of our loans by total loan exposure earned a floating rate of interest. We expect the majority of our future investment activity to focus on originating floating-rate senior loans that we finance with our repurchase and other term financing facilities, with a secondary focus on originated floating-rate loans for which we syndicate a senior position and retain a subordinated interest for our portfolio. As a result, we expect that the percentage of our target portfolio comprised of CMBS B-Pieces will decrease over time and the percentage of floating-rate investments, including senior loans, will increase over time. As of September 30, 2018, our portfolio had experienced no impairments and did not contain any legacy assets that were originated prior to October 2014. As of September 30, 2018, all of our investments were located in the United States. The following charts illustrate the diversification of our portfolio, based on type of investment, interest rate, underlying property type and geographic location, as of September 30, 2018:

The charts above are based on total assets. Total assets reflect (i) the principal amount of our senior and mezzanine loans; and (ii) the cost basis of our CMBS B-Pieces, net of VIE liabilities. In accordance with GAAP, we carry our CMBS B-Piece investments at fair value. In April 2018, we sold our controlling beneficial interest in four of our five CMBS trusts for net proceeds of $112.7 million. During the three and nine months ended September 30, 2018, we had a $0.2 million and $2.1 million unrealized loss on the remaining CMBS investment, respectively.

(A)    Excludes CMBS B-Pieces. Our CMBS B-Piece portfolio diversification is as follows and is inclusive of our $23.8 million investment in RECOP:

•
Property Type: Office (28.3%), Retail (24.2%) Hospitality (15.0%), and Other (32.5%). As of September 30, 2018, no other individual property type comprised more than 10% of our total CMBS B‑Piece portfolio.

•	Geography: California (25.3%), New York (13.0%), Texas (8.8%), and Other (52.9%). As of September 30, 2018, no other individual geography comprised more than 5% of our total CMBS B‑Piece portfolio.

•	Vintage: 2015 (23.7%), 2016 (11.6%), and 2017 (64.7%).

The following table details our quarterly loan activity (dollars in thousands):

	Three Months Ended
	September 30, 2018	June 30, 2018	March 31, 2018	December 31, 2017
Loan originations(A)	$680,500	$728,713	$411,425	$331,800
Loan fundings(B)	$698,047	$590,441	$421,056	$285,291
Loan repayments(C)	(281,436)	(14,503)	(35,000)	(19,598)
Net fundings	416,611	575,938	386,056	265,693
Loan participations sold	—	—	—	(81,472)
Total activity	$416,611	$575,938	$386,056	$184,221

(A)	Includes new loan originations and additional funding commitments made under existing loans.

(B)	Excludes fundings on loan participations sold.

(C)	Includes 100.0% of the proceeds from the repayment of of the mezzanine loans held within our commercial mezzanine loan joint venture during the three months ended March 31, 2018.

The following table details overall statistics for our loan portfolio as of September 30, 2018 (dollars in thousands):

		Total Loan Exposure(A)
	Balance Sheet Portfolio	Total Loan Portfolio	Floating Rate Loans	Fixed Rate Loans
Number of loans	35	35	29	6
Principal balance	$3,282,184	$3,348,793	$3,322,563	$26,230
Carrying value	$3,261,878	$3,328,486	$3,302,256	$26,230
Unfunded loan commitments(B)	$369,877	$369,877	$369,877	$—
Weighted-average cash coupon(C)	5.9%	5.9%	L + 3.6%	10.6%
Weighted-average all-in yield(C)	6.4%	6.4%	L + 4.0%	11.4%
Weighted-average maximum maturity (years)(D)	3.9	3.9	3.8	5.3
LTV(E)	68%	68%	68%	77%

(A)
In certain instances, we finance our loans through the non-recourse sale of a senior interest that is not included in our condensed consolidated financial statements. Total loan exposure includes the entire loan we originated and financed, including $66.6 million of such non-consolidated interests that are not included within our balance sheet portfolio.

(B)
Unfunded commitments will primarily be funded to finance property improvements or lease-related expenditures by the borrowers. These future commitments will be funded over the term of each loan, subject in certain cases to an expiration date.

(C)
As of September 30, 2018, 100.0% of floating rate loans by principal balance are indexed to one-month USD LIBOR. In addition to cash coupon, all-in yield includes the amortization of deferred origination fees, loan origination costs and purchase discounts. Cash coupon and all-in yield for the total portfolio assume applicable floating benchmark rates as of September 30, 2018. L = one-month USD LIBOR rate; spot rate of 2.26% included in portfolio-wide averages represented as fixed rates.

(D)
Maximum maturity assumes all extension options are exercised by the borrower; however, our loans may be repaid prior to such date. As of September 30, 2018, based on total loan exposure, 80.3% of our loans were subject to yield maintenance or other prepayment restrictions and 19.7% were open to repayment by the borrower without penalty.

(E)	Based on LTV as of the dates loans were originated or acquired by us.

The table below sets forth additional information relating to our portfolio as of September 30, 2018 (dollars in millions):

	Investment(A)	Investment Date	Committed Principal Amount	Current Principal Amount	Net Equity(B)	Location	Property Type	Coupon(C)(D)	Max Remaining Term (Years)(C)(E)	LTV(C)(F)
	Senior Loans(G)
1	Senior Loan	5/9/2018	$350.0	$232.8	$128.8	Queens, NY	Office	L + 3.3%	4.7	71%
2	Senior Loan	7/31/2018	341.0	332.6	81.3	Atlanta, GA / Tampa, FL	Multifamily	L + 3.2	4.9	75
3	Senior Loan	8/4/2017	239.2	181.6	71.9	New York, NY	Condo (Residential)	L + 4.8	1.8	62
4	Senior Loan	5/23/2018	213.7	195.4	31.2	Boston, MA	Office	L + 2.4	4.7	69
5	Senior Loan	11/13/2017	181.8	151.3	39.2	Minneapolis, MN	Office	L + 3.8	4.2	75
6	Senior Loan	9/13/2018	172.0	162.1	38.8	Seattle, WA	Office	L + 3.7	5.0	65
7	Senior Loan	9/9/2016	168.0	157.5	41.9	San Diego, CA	Office	L + 4.2	3.0	71
8	Senior Loan	6/19/2018	165.0	140.9	25.8	Philadelphia, PA	Office	L + 2.5	4.8	71
9	Senior Loan	4/11/2017	162.1	138.9	41.2	Irvine, CA	Office	L + 3.9	3.6	62
10	Senior Loan	10/26/2015	155.0	123.0	47.3	Portland, OR	Retail	L + 5.5	2.1	61
11	Senior Loan	10/23/2017	150.0	143.6	37.9	North Bergen, NJ	Multifamily	L + 4.3	4.1	57
12	Senior Loan	3/30/2017	132.3	113.4	39.7	Brooklyn, NY	Office	L + 4.4	3.5	68
13	Senior Loan	8/15/2017	119.0	97.4	13.5	Atlanta, GA	Office	L + 3.0	3.9	66
14	Senior Loan	8/23/2017	105.0	100.0	24.5	Honolulu, HI	Multifamily	L + 4.0	3.9	66
15	Senior Loan	9/14/2016	103.5	90.1	23.0	Crystal City, VA	Office	L + 4.5	3.0	59
16	Senior Loan	9/7/2018	93.0	93.0	92.5	Seattle, WA	Multifamily	L + 2.6	4.9	79
17	Senior Loan	3/8/2018	89.0	87.1	12.8	Westbury, NY	Multifamily	L + 3.1	4.5	69
18	Senior Loan	3/29/2018	86.0	86.0	12.4	New York, NY	Multifamily	L + 2.6	4.5	48
19	Senior Loan	2/28/2017	85.9	82.4	15.7	Denver, CO	Multifamily	L + 3.8	3.4	75
20	Senior Loan	8/4/2017	81.0	81.0	19.8	Denver, CO	Multifamily	L + 4.0	3.8	73
21	Senior Loan	3/20/2018	80.7	80.7	20.9	Seattle, WA	Office	L + 3.5	4.5	65
22	Senior Loan	3/28/2018	80.0	70.7	12.8	Orlando, FL	Multifamily	L + 2.8	4.5	70
23	Senior Loan	1/16/2018	75.5	70.3	17.4	St Paul, MN	Office	L + 3.6	4.4	73
24	Senior Loan	7/21/2017	75.1	61.9	15.6	Queens, NY	Industrial	L + 3.7	3.8	72
25	Senior Loan	10/7/2016	74.5	72.8	23.8	New York, NY	Multifamily	L + 4.4	3.1	68
26	Senior Loan	7/24/2018	74.5	68.8	68.3	Atlanta, GA	Industrial	L + 2.7	4.9	74
27	Senior Loan	5/12/2017	61.9	53.8	14.1	Atlanta, GA	Office	L + 4.0	3.7	71
28	Senior Loan	5/19/2016	55.0	53.5	14.1	Nashville, TN	Office	L + 4.3	3.3	70
	Total/Weighted Average Senior Loans Unlevered		$3,769.7	$3,322.6	$1,026.1			L + 3.6%	4.0	68%
	Mezzanine Loans
1-6	Other Mezzanine Loans	Various	26.2	26.2	26.2	Various	Various	10.6	6.6	77
	Total/Weighted Average Mezzanine Loans Unlevered		$26.2	$26.2	$26.2			10.6%	6.6	77%
	CMBS B-Pieces
1	CMBS B-Piece	2/10/2016	$—	$—	$6.9	Various	Various	1.4%	7.3	64%
2	CMBS B-Piece	5/21/2015	34.9	34.9	3.1	Various	Various	3.0	6.6	65
3	RECOP(H)	2/13/2017	40.0	23.8	23.8	Various	Various	4.5	9.4	58
	Total/Weighted Average CMBS B-Pieces Unlevered		$74.9	$58.7	$33.8			3.7%	8.9	60%

*	Numbers presented may not foot due to rounding.

(A)	Our total portfolio represents the current principal amount on senior and mezzanine loans and the net equity of our CMBS B-Piece investments.

(B)	Net equity reflects (i) the amortized cost basis of our loans, net of borrowings; (ii) the cost basis of our CMBS B-Pieces, net of VIE liabilities; and (iii) the cost basis of our investment in RECOP.

(C)
Weighted average is weighted by current principal amount for our senior and mezzanine loans and by net equity for our CMBS B-Pieces. Weighted average coupon calculation includes one-month USD LIBOR for floating-rate mezzanine loans.

(D)	L = one-month USD LIBOR rate; spot rate of 2.26% included in portfolio-wide averages represented as fixed rates.

(E)	Max remaining term (years) assumes all extension options are exercised, if applicable.

(F)
For our senior and mezzanine loans, the LTV is based on the initial loan amount divided by the as-is appraised value as of the date the loan was originated. For Senior Loan 3, LTV is based on the current principal amount divided by the adjusted appraised gross sellout value net of sales cost. For our CMBS B-Pieces, LTV is based on the weighted average LTV of the underlying loan pool at issuance.

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

(dollars in thousands)	September 30, 2018
Risk Rating	Number of Loans	Net Book Value	Total Loan Exposure(A)
1	—	$—	$—
2	8	446,525	448,821
3	27	2,815,353	2,899,972
4	—	—	—
5	—	—	—
	35	$3,261,878	$3,348,793

(dollars in thousands)	June 30, 2018
Risk Rating	Number of Loans	Net Book Value	Total Loan Exposure(A)
1	—	$—	$—
2	7	388,758	390,938
3	27	2,439,510	2,520,789
4	1	16,434	16,500
5	—	—	—
	35	$2,844,702	$2,928,227

(A)
In certain instances, we finance our loans through the non-recourse sale of a senior interest that is not included in our condensed consolidated financial statements. Total loan exposure includes the entire loan we originated and financed, including $66.6 million and $64.5 million of such non-consolidated interests as of June 30, 2018 and September 30, 2018, respectively.

As of September 30, 2018, the average risk rating of KREF's portfolio was 2.9 (Average Risk), weighted by investment carrying value, with 100.0% of commercial mortgage loans held-for-investment, rated 3 (Average Risk) or better by our Manager as compared to 2.9 (Average Risk) as of June 30, 2018 and December 31, 2017. As of September 30, 2018, June 30, 2018 and December 31, 2017, no investments were rated 5 (Impaired/Loss Likely).

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

As of September 30, 2018, one underlying loan representing 1.88% of one of the CMBS pools was delinquent greater than 60 days.

Portfolio Financing

Our portfolio financing arrangements include repurchase facilities, term loan financing, revolving credit facility, loan participation sold and non-consolidated senior interests.

Secured Financing Agreements

The following table details our secured financing agreements (dollars in thousands):

	September 30, 2018
	Maximum	Collateral	Secured Financing Borrowings
Lender	Facility Size(A)	Assets(B)	Potential(C)	Outstanding	Available
Wells Fargo	$1,000,000	$1,096,789	$822,591	$791,297	$31,294
Morgan Stanley(D)	600,000	709,123	513,685	483,558	30,127
Goldman Sachs	400,000	362,191	276,457	268,709	7,748
BMO Facility	200,000	—	—	—	—
Barclays	75,000	n.a.	75,000	—	75,000
Term Loan Facility	600,000	717,500	595,839	582,483	13,356
	$2,875,000	$2,885,603	$2,283,572	$2,126,047	$157,525

(A)	Maximum facility size represents the largest amount of borrowings available under a given facility once sufficient collateral assets have been approved by the lender and pledged by us.

(B)	Represents the principal balance of the collateral assets.

(C)
Potential borrowings represents the total amount we could draw under each facility based on collateral already approved and pledged. When undrawn, these amounts are available to us under the terms of each credit facility.

(D)	The maximum facility size can be further increased to $750.0 million upon our request and subject to customary conditions.

Term Loan Financing

In connection with our efforts to diversify our financing sources, we entered into a term loan financing agreement in April 2018 with third party lenders for an initial borrowing capacity of $200.0 million that was increased to $600.0 million as of September 30, 2018 (“Term Loan Facility”). The facility provides us with asset-based financing on a non-mark to market basis with matched term up to five years and is non-recourse to the Company. Borrowings under the facility are collateralized by senior loans, held-for-investment, and bear interest equal to one-month LIBOR plus a margin. As of September 30, 2018, the weighted average margin and interest rate on the facility were 1.4% and 3.7%, respectively. The following table summarizes our borrowings under the Term Loan Facility (dollars in thousands):

	September 30, 2018
Term Loan Facility	Count	Outstanding Face Amount	Carrying Value	Wtd. Avg. Yield/Cost(A)	Guarantee(B)	Wtd. Avg. Term(C)
Collateral assets	6	$717,500	$711,982	L + 3.0%	n.a.	May 2023
Financing provided	n.a.	582,483	578,010	L + 1.7%	n.a.	May 2023

(A)
Floating rate loans and related liabilities are indexed to one-month LIBOR. The Company's net interest rate exposure is in direct proportion to its interest in     the net assets indexed to that rate. In addition to cash coupon, yield/cost includes the amortization of deferred origination/financing costs.

(B)	Financing under the Term Loan Facility is non-recourse to the Company.

(C)	The weighted-average term is determined using the maximum maturity date of the corresponding loans, assuming all extension options are exercised by the borrower.

Loan Participations Sold

The following table details our loan participations sold (dollars in thousands):

	September 30, 2018
Loan Participations Sold	Count	Principal Balance	Carrying Value	Yield/Cost(A)	Guarantee(B)	Term
Total loan	1	$97,440	$97,024	L + 3.0%	n.a.	September 2022
Senior participation(C)	1	83,886	83,442	L + 1.8%	n.a.	September 2022

(A)	Our floating rate loans and related liabilities were indexed to one-month LIBOR. Our net interest rate exposure is in direct proportion to our net assets.

(B)	As of September 30, 2018, our loan participation sold was subject to partial recourse of $10.0 million, which amount may be reduced to zero upon achievement of certain property performance metrics.

(C)
During the nine months ended September 30, 2018, we recorded $2.3 million of interest income and $2.4 million of interest expense related to the loan participation we sold, but continue to consolidate under GAAP.

Non-Consolidated Senior Interests

In certain instances, we finance our loans through the non-recourse sale of a senior loan interest that is not included in our condensed consolidated financial statements. These non-consolidated senior interests provide structural leverage for our net investments, which are reflected in the form of mezzanine loans or other subordinate interests on our balance sheets and in our statements of income. The following table details the subordinate interests retained on our balance sheet and the related non-consolidated senior interests as of September 30, 2018 (dollars in thousands):

	September 30, 2018
Non-Consolidated Senior Interests	Count	Principal Balance	Carrying Value	Yield/Cost(A)	Guarantee	Term
Total loan	1	$82,359	n.a.	L + 3.8%	n.a.	March 2022
Senior participation	1	66,609	n.a.	L + 2.1%	n.a.	March 2022

(A)	Our floating rate loans and related liabilities were indexed to one-month LIBOR. Our net interest rate exposure is in direct proportion to our net assets.

Results of Operations

The following table summarizes the changes in our the results of operations for the three and nine months ended September 30, 2018 to the three and nine months ended September 30, 2017 (dollars in thousands):

	For the Three Months Ended September 30,		Increase (Decrease)		For the Nine Months Ended September 30,		Increase (Decrease)
	2018	2017	Dollars	Percentage	2018	2017	Dollars	Percentage
Net Interest Income
Interest income	$51,895	$24,408	$27,487	112.6%	$123,952	$54,760	$69,192	126.4%
Interest expense	23,337	5,414	17,923	331.0	52,825	12,592	40,233	319.5
Total net interest income	28,558	18,994	9,564	50.4	71,127	42,168	28,959	68.7
Other Income
Realized gain on sale of investments	—	—	—	—	13,000	—	13,000	100.0
Change in net assets related to consolidated variable interest entities	379	4,025	(3,646)	(90.6)	2,460	12,810	(10,350)	(80.8)
Income from equity method investments	747	115	632	549.6	2,084	461	1,623	352.1
Other income	476	177	299	168.9	1,239	616	623	101.1
Total other income (loss)	1,602	4,317	(2,715)	(62.9)	18,783	13,887	4,896	35.3
Operating Expenses
General and administrative	1,653	1,339	314	23.5	6,002	3,254	2,748	84.4
Management fees to affiliate	4,164	3,989	175	4.4	12,016	9,513	2,503	26.3
Incentive compensation to affiliate	3,286	—	3,286	100.0	3,286	—	3,286	100.0
Total operating expenses	9,103	5,328	3,775	70.9	21,304	12,767	8,537	66.9
Income (Loss) Before Income Taxes, Noncontrolling Interests and Preferred Dividends	21,057	17,983	3,074	17.1	68,606	43,288	25,318	58.5
Income tax expense (benefit)	85	120	(35)	(29.2)	227	388	(161)	(41.5)
Net Income (Loss)	20,972	17,863	3,109	17.4	68,379	42,900	25,479	59.4
Redeemable Noncontrolling Interests in Income (Loss) of Consolidated Joint Venture	—	54	(54)	(100.0)	63	134	(71)	(53.0)
Noncontrolling Interests in Income (Loss) of Consolidated Joint Venture	—	377	(377)	(100.0)	—	801	(801)	(100.0)
Net Income (Loss) Attributable to KKR Real Estate Finance Trust Inc. and Subsidiaries	20,972	17,432	3,540	20.3	68,316	41,965	26,351	62.8
Preferred Stock Dividends and Redemption Value Adjustment	151	93	58	62.4	395	181	214	118.2
Net Income (Loss) Attributable to Common Stockholders	$20,821	$17,339	$3,482	20.1%	$67,921	$41,784	$26,137	62.6%

Net Interest Income

Net interest income increased $9.6 million and $29.0 million during the three and nine months ended September 30, 2018, respectively, compared to the corresponding periods in 2017, primarily due to increased interest income in connection with additional capital deployed in investments as we continued to scale our portfolio. This increase was partially offset by increased interest expense resulting from interest on amounts outstanding under our financing facilities used to finance investments in commercial loans. Interest income includes $4.0 million and $1.0 million of net deferred loan fees and origination discounts accreted during the three months ended September 30, 2018 and 2017, respectively, and $7.2 million and $2.3 million during the nine months ended September 30, 2018 and 2017, respectively.

Other Income

Total other income decreased $2.7 million during the three months ended September 30, 2018, compared to the three months ended September 30, 2017, primarily due to a $2.6 million decrease in net interest earned on CMBS B-Pieces, which is included in net assets related to consolidated VIEs, during the three months ended September 30, 2018, compared to the same period in 2017 as a result of the April 2018 sale of CMBS B-Pieces, partially offset by a $0.2 million unrealized loss on our investments in CMBS B- Pieces during the three months ended September 30, 2018, as compared to a $0.9 million unrealized gain during the corresponding period in 2017. Income from equity method investments increased $0.6 million during the three months ended September 30, 2018, as compared to the same period during 2017 due to an increase in income from our equity method investments as we continued to fund the existing commitment to RECOP during 2018.

Total other income increased $4.9 million during the nine months ended September 30, 2018, compared to the corresponding period in 2017, primarily due to a $13.0 million realized gain from the sale of CMBS B-Pieces in April 2018. This realized gain was partially offset by a $2.1 million unrealized loss on our investments in CMBS B-Pieces for the nine months ended September 30, 2018, as compared to a $3.5 million unrealized gain during the corresponding 2017 period. Additionally, net interest earned on CMBS B-Pieces, which is included in net assets related to consolidated VIEs, decreased $4.8 million during the nine months ended September 30, 2018, as a result of the April 2018 sale of CMBS B- Pieces. Other income also increased during the nine months ended September 30, 2018, as compared to the same period during 2017, due to an increase in income from equity investments as we continued to contribute additional capital to RECOP during 2018.

Operating Expenses

Total operating expenses increased $3.8 million and $8.5 million during the three and nine months ended September 30, 2018, respectively, compared to the corresponding periods in 2017. This increase was primarily due to $3.3 million of incentive compensation recorded during the three and nine months ended September 30, 2018, compared to the corresponding periods in 2017 wherein the Company did not generate incentive fees. Additionally, management fees increased $0.2 million and $2.5 million during the three and nine months ended September 30, 2018, respectively, resulting from an increase in our equity base as we continue to scale our portfolio.

General and administrative expenses increased $0.3 million and $2.7 million during the three and nine months ended September 30, 2018, respectively, compared to the corresponding periods in 2017. The increase in general and administrative expenses was primarily attributed to an increase in non-cash stock-based compensation expense of $0.3 million and $1.6 million during the three and nine months ended September 30, 2018, respectively, compared to the corresponding periods in 2017 and increased operating expenses as we continue to scale our business.

The following tables provide additional information regarding total operating expenses (dollars in thousands):

	Three Months Ended
	September 30, 2018	June 30, 2018	March 31, 2018	December 31, 2017	September 30, 2017
Professional services	$666	$959	$713	$838	$635
Operating and other costs	692	454	932	819	679
Stock-based compensation	295	273	1,018	25	25
Total general and administrative expenses	1,653	1,686	2,663	1,682	1,339
Management fees to affiliate	4,164	3,913	3,939	3,979	3,989
Incentive compensation to affiliate	3,286	—	—	—	—
Total operating expenses	$9,103	$5,599	$6,602	$5,661	$5,328

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

Our primary sources of liquidity and capital sources from our inception through September 30, 2018 have been derived from: $1,159.2 million in net proceeds from equity issuances; $2,126.0 million in net advances from our repurchase facilities; $152.4 million in proceeds from syndicated financing; $138.7 million in net proceeds from issuance of convertible notes; and cash flows from operations. We may seek additional sources of liquidity from repurchase facilities, syndicated financing, other borrowings (including borrowings not related to a specific investment) and future offerings of equity and debt securities. In addition, we may apply our existing cash and cash equivalents and cash flows from operations to any liquidity needs. As of September 30, 2018, our cash and cash equivalents were $192.8 million.

See Notes 4, 5, 6, and 8 to our condensed consolidated financial statements for additional details regarding our secured financing agreements, convertible notes, loan participation sold and stock issuances.

Debt-to-Equity Ratio and Total Leverage Ratio

The following table presents our debt-to-equity ratio and total leverage ratio:

	September 30, 2018	December 31, 2017
Debt-to-equity ratio(A)	1.3x	0.8x
Total leverage ratio(B)	1.9x	1.0x

(A)	Represents (i) total outstanding secured debt agreements (excluding non-recourse term loan facility) and convertible notes, less cash to (ii) total stockholders’ equity, in each case, at period end.

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

Sources of Liquidity

Our primary sources of liquidity include cash and cash equivalents and available borrowings under our secured financing agreements. Amounts available under these sources as of the date presented are summarized in the following table (dollars in thousands):

	September 30, 2018	December 31, 2017
Cash and cash equivalents	$192,771	$103,120
Available borrowings under master repurchase agreements	69,169	65,555
Available borrowings under asset specific financing	—	—
Available borrowings under revolving credit agreements	75,000	75,000
Available borrowings under term loan financing	13,356	—
Loan principal payments receivable, net(A)	16,500	4,557
	$366,796	$248,232

(A)
Represents loan principal paid by the borrower to our third-party servicer, but not yet received by us as of September 30, 2018 and December 31, 2017. We generally receive these loan principal repayments from our third-party servicer in the following month's remittance, net of amounts we repay under our financing agreements.

In addition to our primary sources of liquidity, we have access to further liquidity through public offerings of debt and equity securities. Our existing loan portfolio also provides us with liquidity as loans are repaid or sold, in whole or in part, and the proceeds from repayment become available for us to invest.

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

Each of our existing master repurchase facilities includes "credit mark" features. "Credit mark" provisions in repurchase facilities are designed to keep the lenders' credit exposure constant as a percentage of the underlying collateral value of the assets pledged as security to them. If the underlying collateral value decreases, the gross amount of leverage available to us will be reduced as our assets are marked to market, which would reduce our liquidity. The lender under the applicable repurchase facility sets the valuation and any revaluation of the collateral assets in its sole, good faith discretion. As a contractual matter, the lender has the right to reset the value of the assets at any time based on then-current market conditions, but the market convention is to reassess valuations on a monthly, quarterly and annual basis using the financial information delivered pursuant to the facility documentation regarding the real property, borrower and guarantor under such underlying loans. Generally, if the lender determines (subject to certain conditions) that the market value of the collateral in a repurchase transaction has decreased by more than a defined minimum amount, the lender may require us to provide additional collateral or lead to margin calls that may require us to repay all or a portion of the funds advanced. We closely monitor our liquidity and intend to maintain sufficient liquidity on our balance sheet in order to meet any margin calls in the event of any significant decreases in asset values. As of September 30, 2018 and December 31, 2017, the weighted average haircut under our repurchase agreements was 28.8% and 32.9%, respectively (or 25.6% and 27.3%, respectively, if we had borrowed the maximum amount approved by its repurchase agreement counterparties as of such dates). In addition, our existing master repurchase facilities are not entirely term-matched financings and may mature before our CRE debt investments that represent underlying collateral to those financings. As we negotiate renewals and extensions of these liabilities, we may experience lower advance rates and higher pricing under the renewed or extended agreements.

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

Term Loan Financing

We also use Term Loan Financing arrangements that provide asset-based, non-recourse financing on a non-mark to market basis with matched term to diversify our financing sources and reduce our exposure to market volatility. In April 2018, we entered into a term loan financing agreement with third party lenders for an initial borrowing capacity of $200.0 million that was subsequently increased to $600.0 million as of September 30, 2018 (“Term Loan Facility”). The facility provides us with asset-based financing on a non-mark to market basis with matched term up to five years and is non-recourse to the Company. Borrowings under the facility are collateralized by senior loans, held-for-investment, and bear interest equal to one-month LIBOR plus a margin. As of September 30, 2018, the weighted average margin and interest rate on the facility were 1.4% and 3.7%, respectively.

Asset Specific Financing

In August 2018, KREF entered into a $200.0 million loan financing facility with BMO Harris Bank (“BMO Facility”). The facility provides asset-based financing on a non-mark to market basis with matched-term up to five years with partial recourse to KREF. There were no amounts outstanding on this facility as of September 30, 2018. In connection with this facility, and in consideration for structuring and sourcing this arrangement, KREF will pay KCM, an affiliate of the Manager, a structuring fee equal to 0.35% of the respective committed loan advances under the agreement.

Borrowing Activities

The following tables provide additional information regarding our borrowings (dollars in thousands):

		Nine Months Ended
		September 30, 2018
	Outstanding Face Amount at September 30, 2018	Average Daily Amount Outstanding(A)	Maximum Amount Outstanding	Weighted Average Daily Interest Rate
Wells Fargo	$791,297	$580,989	$791,297	3.8%
Morgan Stanley	483,558	458,469	564,525	4.1
Goldman Sachs	268,709	155,103	268,709	4.0
BMO Facility	—	—	—	—
Barclays	—	—	—	—
Term Loan Facility	582,483	446,662	582,483	3.5
Total/Weighted Average	$2,126,047	$1,474,338		3.9%
(A)     Represents the average for the period the debt was outstanding.

	Average Daily Amount Outstanding(A)
	Three Months Ended
	September 30, 2018	June 30, 2018	March 31, 2018
Wells Fargo	$639,568	$599,425	$502,467
Morgan Stanley	429,275	498,467	447,869
Goldman Sachs	235,135	160,091	68,250
BMO Facility	—	—	—
Barclays	—	—	—
Term Loan Facility	550,307	325,961	—
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

•
a minimum consolidated tangible net worth covenant (75.0% of the aggregate net cash proceeds of any equity issuances made and any capital contributions received by us and KKR Real Estate Finance Holdings L.P. (our "Operating Partnership" or $800.0 million dependent upon the facility));

•	a cash liquidity covenant (the greater of $10.0 million or 5.0% of our recourse indebtedness);

•	a total indebtedness covenant (75.0% of our total assets, net of VIE liabilities);

•	a maximum debt-to-equity ratio covenant (3.5 to 1.0); and

•	a minimum fixed charge coverage ratio covenant (1.5 to 1.0).

As of September 30, 2018, we were in compliance with the covenants of our repurchase facilities.

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

CMBS-related Liabilities

In connection with our investments in CMBS B-Pieces, we consolidate the trust entities, called VIEs, that hold the pools of senior loans underlying the CMBS because we are considered the primary beneficiary of such entities. As a result of this consolidation, our financial statements include the liabilities of these VIEs. However, these liabilities are not recourse to us, and our risk of loss is limited to the value of our investment in the related CMBS B-Piece. See Note 7 to the condensed consolidated financial statements for a summary of these liabilities as of September 30, 2018.

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

Cash Flows

The following table sets forth changes in cash and cash equivalents for the nine months ended September 30, 2018 and 2017 (dollars in thousands):

	For The Nine Months Ended September 30,
	2018	2017	Increase (Decrease)
Cash Flows From Operating Activities	$57,429	$(43,925)	$101,354
Cash Flows From Investing Activities	(1,272,058)	(811,489)	(460,569)
Cash Flows From Financing Activities	1,303,880	849,644	454,236
Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	$89,251	$(5,770)	$95,021

Cash Flows from Operating Activities

Our cash flows from operating activities were primarily driven by our net interest income, which is driven by the income generated by our investments less financing costs. The following table sets forth interest received by, and paid for, our investments for the nine months ended September 30, 2018 and 2017 (dollars in thousands):

	For the Nine Months Ended September 30,
	2018	2017
Interest Received:
Senior and mezzanine loans	$108,314	$44,324
CMBS B-Pieces	5,456	9,356
Preferred equity interest	—	1,986
	113,770	55,666
Interest Paid:
Borrowings secured by senior loans	41,161	10,116
Net interest collections	$72,609	$45,550

Our net interest collections were partially offset by cash used to pay management fees, as follows (dollars in thousands):

	For the Nine Months Ended September 30,
	2018	2017	Increase (Decrease)
Management Fees to affiliate	$11,609	$7,332	$4,277
Net decrease in cash and cash equivalents	$11,609	$7,332	$4,277

Cash Flows from Investing Activities

Our cash flows from investing activities were primarily driven by cash outflows to fund new loan originations and our commitments under existing loan investments. During the nine months ended September 30, 2018, we funded $1,695.2 million of senior loans and received $319.0 million of principal repayments on certain loans. We also made a net investment in CMBS, held through an equity method investee, of $8.6 million. During April 2018, we sold four of our five CMBS trusts for net proceeds of $112.7 million.  During the nine months ended September 30, 2017, we funded or purchased $920.4 million of senior and mezzanine loans, received $61.0 million from the sale of a commercial mortgage loan and received $55.9 million of principal repayments on certain mezzanine loans, and our preferred equity interests. We also made a net investment in CMBS, held through an equity method investee, of $8.0 million.

Cash Flows from Financing Activities

Our cash flows from financing activities were primarily driven by proceeds from borrowings under repurchase agreements and other financing arrangements of $1,607.7 million during the nine months ended September 30, 2018. Additionally, we completed our convertible debt offering and common stock offering which resulted in net proceeds of $139.4 million and $98.4 million, respectively, during the nine months ended September 30, 2018. These inflows were partially offset by principal repayments of $451.0 million on borrowings under secured financing agreements and payments of $64.1 million in dividends during the nine months ended September 30, 2018. Our cash flows from financing activities during the nine months ended September 30, 2017 were primarily driven by the issuance of our common stock for net proceeds of $576.4 million and $776.4 million proceeds from borrowing under our repurchase agreements. These inflows were partially offset by $460.4 million of principal repayments on borrowings under secured financing agreements.

Contractual Obligations and Commitments

The following table presents our contractual obligations and commitments (including interest payments) as of September 30, 2018 (dollars in thousands):

	Total	Less than 1 year	1 to 3 years	3 to 5 years	Thereafter
Recourse Obligations:
Master Repurchase Facilities(A):
Wells Fargo	$885,618	$31,412	$854,206	$—	$—
Morgan Stanley	546,253	20,879	525,374	—	—
Goldman Sachs	301,334	10,865	290,469	—	—
Asset Specific Financing
BMO Facility	—	—	—	—	—
Revolving Credit Agreement(B):
Barclays	—	—	—	—	—
Total secured financing agreements	1,733,205	63,156	1,670,049	—	—
Convertible Notes	178,993	8,805	17,633	152,555	—
Future funding obligations(C)	369,877	192,336	177,541	—	—
RECOP commitment(D)	16,230	16,230	—	—	—
Total recourse obligations	2,298,305	280,527	1,865,223	152,555	—
Non-Recourse Obligations:
Term Loan Financing	645,028	20,829	624,199	—	—
CMBS(E)	1,377,833	57,720	169,811	121,257	1,029,045
Total	$4,321,166	$359,076	$2,659,233	$273,812	$1,029,045

(A)
The allocation of repurchase facilities is based on the current maturity date of each individual borrowing under the facilities. The amounts include the related future interest payment obligations, which are estimated by assuming the amounts outstanding under our repurchase facilities and the interest rates in effect as of September 30, 2018 will remain constant into the future. This is only an estimate, as actual amounts borrowed and rates may vary over time. Amounts borrowed are subject to a maximum 25.0% recourse limit.

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

Off-Balance Sheet Arrangements

As described in Note 7 to our consolidated financial statements, we have off-balance sheet arrangements related to VIEs that we account for using the equity method of accounting and in which we hold an economic interest or have a capital commitment. Our maximum risk of loss associated with our interests in VIEs is limited to the carrying value of our investment in the entity and any unfunded capital commitments. As of September 30, 2018, we held $24.7 million of interests in such entities, which does not include a remaining commitment of $16.2 million to RECOP that we are required to fund when called.

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

As of September 30, 2018, a 100 basis point increase in credit yields would decrease our net book value by approximately $0.5 million, and a 100 basis point decrease in credit yields would increase our net book value by approximately $0.5 million, based on the investments we held on that date.

Interest Rate Risk

Generally, the composition of our investments is such that rising interest rates will increase our net income, while declining interest rates will decrease net income. As of September 30, 2018, 98.2% of our investments by total assets earned a floating rate of interest. The remaining 1.8% of our investments earned a fixed rate of interest. If interest rates were to decline, the value of these fixed-rate investments may increase and if interest rates were to increase, the value of these fixed-rate investments may fall; however, the interest income generated by these investments would not be affected by market interest rates. The interest rates we pay under our current repurchase agreements are floating rate. Accordingly, our interest expense will generally increase as interest rates increase and decrease as interest rates decrease.

As of September 30, 2018, a 50 basis point increase in short-term interest rates, based on a shift in the yield curve, would increase our cash flows by approximately $3.8 million during the 2018 fiscal year, whereas a 50 basis point decrease in short-term interest rates would decrease our cash flows by approximately $3.8 million during the 2018 fiscal year, based on the net floating-rate exposure of the investments we held on that date.

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
Our management, with the participation of our Co-Chief Executive Officers and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2018. Based upon that evaluation, our Co-Chief Executive Officers and Chief Financial Officer concluded that, as of September 30, 2018, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
Changes in Internal Controls over Financial Reporting

No changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) of the Exchange Act) occurred during the quarter ended September 30, 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities
In May 2018, our board of directors approved a new share repurchase program, effective June 12, 2018. The new share repurchase program permits us to repurchase of up to $100.0 million of our common stock during the period from June 13, 2018 through June 30, 2019. Of this total authorized amount, $50.0 million is covered by a pre-set trading plan meeting the requirements of Rule 10b5-1 under the Exchange Act and provides for repurchases of our common stock when the market price per share of our common stock is below book value per share (calculated in accordance with GAAP as of the end of the most recent quarterly period for which financial statements are available), and the remaining $50.0 million may be used for repurchases in the open market, pursuant to pre-set trading plans meeting the requirements of Rule 10b5-1 under the Exchange Act, in privately negotiated transactions or otherwise. As of September 30, 2018, $49.3 million remained available for repurchases under this 10b5-1 plan.

The following table sets forth information regarding purchases of shares of our common stock by us or on our behalf during the three months ended September 30, 2018:

Period Beginning	Period Ending	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Amounts paid for shares purchased as part of publicly announced program	Approximate dollar value of shares that may yet be purchased under the program
July 1, 2018	July 31, 2018	9,300	$19.78	723,507	$184,000	$99,311,000
August 1, 2018	August 31, 2018	—	—	723,507	—	99,311,000
September 1, 2018	September 30, 2018	—	—	723,507	—	99,311,000
Total/Average		9,300	$19.78		$184,000

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

The Company expects to hold its 2019 Annual Meeting of Stockholders on or around April 26, 2019 (the “2019 Annual Meeting”). Because the date of the 2019 Annual Meeting is more than 30 days before the anniversary date of the Company’s 2018 Annual Meeting, in accordance with Rule 14a-5(f) under the Exchange Act, the Company is informing stockholders of this change.

For stockholders who wish to present a proposal to be considered for inclusion in our proxy statement to be delivered in connection with the 2019 Annual Meeting, pursuant to Rule 14a-8 under the Exchange Act, the proposal must be delivered to our Secretary at the Company’s principal executive offices prior to the close of business on December 6, 2018, which we have determined to be a reasonable time before we expect to begin to print and mail our proxy materials for the 2019 Annual Meeting. Such stockholder proposals must otherwise comply with the requirements of Rule 14a-8 of the Exchange Act.

Additionally, under the Company’s Amended and Restated Bylaws, any stockholder proposal submitted for consideration at the 2019 Annual Meeting but not submitted for inclusion in our Proxy Statement for our 2019 Annual Meeting pursuant to Rule 14a-8 under the Exchange Act, including stockholder nominations for candidates for election as directors, must be delivered to the Secretary at the principal executive offices of the Company not earlier than November 27, 2018, nor later than 5:00 p.m., Eastern Time, on December 27, 2018.

ITEM 6. EXHIBITS

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

KKR REAL ESTATE FINANCE TRUST INC.

Date:	November 5, 2018	By:	/s/ Christen E.J. Lee
Name: Christen E.J. Lee
Title: Co-Chief Executive Officer and Co-President
(Co-Principal Executive Officer)

Date:	November 5, 2018	By:	/s/ Matthew A. Salem
Name: Matthew A. Salem
Title: Co-Chief Executive Officer and Co-President
(Co-Principal Executive Officer)

Date:	November 5, 2018	By:	/s/ Mostafa Nagaty
Name: Mostafa Nagaty
Title: Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)