Form 10-K
period 2018-12-31
KKR Real Estate Finance Trust Inc.
filed 2019-02-20
CIK 1631596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
Large accelerated filer    ☐    Accelerated filer    ☒
Non-accelerated filer     ☐    Smaller reporting company    ☐
Emerging growth company    ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐ Yes    ☒ No

The aggregate market value of the registrant's common stock held by non-affiliates was approximately $298.0 million as of June 30, 2018 (the last business day of the registrant's most recently completed second fiscal quarter) based on the closing sale price on the New York Stock Exchange on that date.

The number of shares of the registrant's common stock, par value $0.01 per share, outstanding as of February 20, 2019 was 57,383,408.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement to be filed with the Securities and Exchange Commission ("SEC") pursuant to Regulation 14A relating to the registrant's Annual Meeting of Shareholders, to be held on April 26, 2019, will be incorporated by reference in this Form 10-K in response to Items 10, 11, 12, 13 and 14 of Part III. The definitive proxy statement will be filed with the SEC no later than 120 after the registrant's fiscal year end.

KKR REAL ESTATE FINANCE TRUST INC.
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2018

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

There may be other factors that may cause our actual results to differ materially from the forward-looking statements, including factors set forth under Part I, Item 1A. "Risk Factors" and Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Annual Report on Form 10-K, as such factors may be updated from time to time in our other periodic filings with the SEC, which are accessible on the SEC's website at www.sec.gov and on the investor relations section of our website at www.kkrreit.com. You should evaluate all forward-looking statements made in this Annual Report on Form 10-K in the context of these risks and uncertainties.

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

We began our investment activities in October 2014 with an initial commitment of $400.0 million from KKR. We raised an additional $438.1 million in equity commitments from third-party investors and certain current and former employees of, and consultants to, KKR that brought our total committed capital base to $838.1 million, which was fully drawn prior to our initial public offering ("IPO") that generated net proceeds of $225.9 million on May 5, 2017. We had a book value of $1,132.3 million as of December 31, 2018 and established a portfolio of diversified investments, consisting of performing senior loans, mezzanine loans, preferred equity and commercial mortgage-backed securities ("CMBS") B-Pieces, which had a value of $4,133.5 million.

We are organized as a holding company externally managed by our Manager, an indirect subsidiary of KKR & Co. Inc., and operate our business primarily through various subsidiaries in a single segment that originates, acquires, and finances our target assets.
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
Our Manager and KKR

We are externally managed by our Manager, an indirect subsidiary of KKR & Co. Inc. ("KKR"), a leading global investment firm with a 40-year history of leadership, innovation and investment excellence. KKR manages multiple alternative asset classes including private equity, energy, infrastructure, real estate, and credit, with strategic manager partnerships that manage hedge funds. KKR is listed on the NYSE (NYSE: KKR) and reported $194.7 billion of assets under management ("AUM") as of December 31, 2018. KKR's "One-Firm" culture encourages collaboration and leveraging resources and relationships across KKR to help find creative solutions for clients seeking capital and strategic partnerships. We believe our Manager's relationship with KKR and its differentiated global investment management platform provides us with significant advantages in sourcing, evaluating, underwriting and managing our investments.

In connection with the performance of its duties, our Manager benefits from the resources, relationships and expertise of KKR's real estate group ("KKR Real Estate"), which provides equity and debt capital across a variety of real estate sectors and strategies. Established in 2011 under the leadership of Ralph F. Rosenberg, Global Head of KKR Real Estate and Chairman of our board of directors, KKR Real Estate had $6.3 billion of AUM as of December 31, 2018. Mr. Rosenberg, who has 30 years of real estate equity and debt transaction experience, is supported at KKR Real Estate by a team of approximately 70 dedicated professionals across nine offices globally. We believe that KKR Real Estate's global relationships with property owners, managers, lenders, brokers and advisors and real-time knowledge derived from its broadly diversified real estate holdings provide our Manager with access to sourcing channels as well as operational and strategic insights to help our Manager evaluate and monitor individual investment opportunities. Additionally, our Manager leverages the proprietary information available to us through KKR's global investment platforms to conduct thorough underwriting and due diligence and develop a deeper understanding of the opportunities, risks and challenges of the investments that we review. Further, our Manager benefits from KKR Credit & Markets, comprised of a team of over 36 investment professionals that advise KKR's investment teams and portfolio companies on executing equity and debt capital markets solutions.

Our Manager is led by an experienced team of senior real estate investment professionals, including Christen E.J. Lee and Matthew A. Salem, our Co-Chief Executive Officers and Co-Presidents, and W. Patrick Mattson, our Chief Operating Officer,

who collectively average over 19 years of CRE experience. Our Manager's senior leadership team is supported by 14 other investment professionals with significant expertise in executing our investment strategy. Our Manager's investment committee, which is comprised of Messrs. Rosenberg, Lee, Salem, Mattson, Roger Morales, Head of KKR's Real Estate Acquisitions Americas, Justin Pattner, Head of KKR's Real Estate Equity Americas and Billy Butcher, Chief Operating Officer of KKR's Global Real Estate, advises and consults with our Manager and its investment professionals with respect to our investment strategy, portfolio construction, financing and investment guidelines and risk management and approves all of our investments.

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

•
CMBS B-Pieces (New Issue)—We may also make investments that consist of below investment-grade bonds comprising some or all of the BB-rated, B-rated and unrated tranches of a CMBS securitization pool. The underlying loans are typically aggregated into a pool and sold as securities to different investors. Under the pooling and servicing agreements that govern these pools, the loans are administered by a trustee and servicers, who act on behalf of all investors and distribute the underlying cash flows to the different classes of securities in accordance with their seniority. The below-investment grade securities that comprise each CMBS B-Piece have generally in the past been acquired in aggregate. Due to their first loss position, these investments are typically offered at a discount to par. These investments typically carry a 10-year weighted average life due to prepayment restrictions. We generally intend to hold these investments through maturity, but may, from time to time, opportunistically sell positions should liquidity become available or be required. Under the risk retention rules under the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") that went into effect in December 2016, CMBS B-Piece investments may also include BBB-rated securities and are subject to certain additional restrictions that, among other things, prohibit hedging CMBS B-Pieces or selling CMBS B-Pieces for a period of at least five years from the date the investment was made. We currently make CMBS B-Piece investments indirectly through our investment in an aggregator vehicle alongside KKR Real Estate Credit Opportunity Partners L.P. ("RECOP"), a KKR-managed investment fund. See Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations—Our Portfolio."

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

Our Portfolio

We began operations in October 2014 and have established a portfolio of diversified investments, consisting of performing senior loans, mezzanine loans and CMBS B-Pieces, which had a value of $4,133.5 million as of December 31, 2018, a 98% increase compared to 2017. We believe our current portfolio, comprised of target assets representative of our investment philosophy, validates our ability to execute on our stated market opportunity and investment strategy, including lending against high-quality real estate in liquid markets with strong fundamentals to experienced and well-capitalized sponsors. As we continue to scale our portfolio, we expect that our originations will continue to be heavily weighted toward floating-rate loans. We expect the majority of our future investment activity to focus on originating floating-rate senior loans that we finance with our repurchase facilities, asset based financing, term loan financing and collateralized loan obligations, with a secondary focus on originating floating-rate loans for which we syndicate a senior position and retain a subordinated interest for our portfolio. As of December 31, 2018, our portfolio had experienced no impairments and did not contain any legacy assets that were originated prior to October 2014. As of December 31, 2018, all of our investments were located in the United States.

The following charts illustrate the growth in our portfolio, origination volume, average loan size originated, net income and book value, as well as the compound annual growth rate ("CAGR") over the years ended December 31, 2016, 2017 and 2018 (dollars in millions):

The map below illustrates the geographic distribution of the properties securing our loan portfolio as of December 31, 2018:

The following charts illustrate the diversification of our portfolio, based on type of investment, interest rate, underlying property type, geographic location, vintage and loan to value as of December 31, 2018:

The charts above are based on total assets. Total assets reflect (i) the principal amount of our senior and mezzanine loans; and (ii) the cost basis of our CMBS B-Pieces, net of variable interest entity ("VIE") liabilities. In accordance with GAAP, we carry our CMBS B-Piece investments at fair value. In April 2018, we sold our controlling beneficial interest in four of our five CMBS trusts for net proceeds of $112.7 million and recognized a gain of $13.0 million. During the year ended December 31, 2018, we had a $2.6 million unrealized loss on the remaining CMBS investment.

(A)
Excludes CMBS B-Pieces. Our CMBS B-Piece portfolio diversification is as follows and is inclusive of our $29.6 million investment in RECOP, an unconsolidated VIE of which KREF is not the primary beneficiary:

•
Property Type: Office (28.4%), Retail (24.8%) Hospitality (15.3%), and Other (31.5%). As of December 31, 2018, no other individual property type comprised more than 10% of our total CMBS B‑Piece portfolio.

•	Geography: California (23.0%), New York (12.5%) Texas (8.5%) and Other (56.0%). As of December 31, 2018, no other individual geography comprised more than 5% of our total CMBS B‑Piece portfolio.

•	Vintage: 2015 (19.6%), 2016 (10.2%), and 2017 (70.2%).
(B)    LTV is generally based on the initial loan amount divided by the as-is appraised value as of the date the loan was originated.

Our senior loans had a weighted average loan to value ratio ("LTV") of 68% as of December 31, 2018, and we have focused our portfolio on senior positions in the capital structure where the sponsor has meaningful cash or imputed equity subordinated to our position to provide what we believe is downside protection in the event of credit impairment at the asset level. As of December 31, 2018, we maintained a controlling position in all of our senior loans and subordinate debt positions (subject to the terms of our master repurchase agreements, as applicable).

For additional information regarding our portfolio as of December 31, 2018, see Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Our Financing Strategy

We raise capital through offerings of our equity and debt securities to fund future investments. During the year ended December 31, 2018, we completed two underwritten public offerings of 9.5 million shares of our common stock, of which 4.0 million shares were secondary shares sold by certain of our shareholders. The 5.5 million of primary shares issued and sold by us provided us with net proceeds of $107.7 million. We also issued $143.8 million aggregate principal amount of 6.125% senior convertible notes due May 2023 ("Convertible Notes").

In addition, as part of our portfolio financing strategy, we may use both direct and structural leverage. Our use of direct leverage includes the utilization of repurchase facilities, asset specific financing, term loan financing, collateralized loan obligations, and revolving credit agreements. Asset based financing, term loan financing and collateralized loan obligations provide us with non-mark-to-market financing source which reduces our exposure to market fluctuations. In addition, we may use structural leverage by syndicating senior mortgage interests in our originated senior loans to other investors and creating subordinated interest that we retain for our portfolio. When utilizing structural leverage, our retained interest is generally a mezzanine loan, secured by a pledge of 100% of the equity ownership interests in the owner of the real property and is generally not subject to recourse. Our retained interest when utilizing structural leverage is subordinate to the lien of the third-party lender that owns the senior interest.

During the year ended December 31, 2018, we, (i) issued a $1.0 billion managed collateralized loan obligation ("CLO"), providing $810.0 million of non-mark-to-market portfolio financing, (ii) entered into a $1.0 billion non-recourse term loan facility providing non-mark-to-market asset based financing, (iii) added a $200.0 million asset based financing facility on a non-mark to market basis with partial recourse, (iv) increased the size of our repurchase agreements by adding $250.0 million of capacity and (v) replaced our $75.0 million revolving credit facility with a new $100.0 million unsecured corporate revolving credit facility. The following table details our outstanding financing arrangements as of December 31, 2018 (amounts in thousands):

	Portfolio Financing Outstanding Principal Balance	Maximum Capacity
Master repurchase agreements	$1,157,261	$2,000,000
Asset specific financing	60,000	200,000
Term loan financing	748,414	1,000,000
Revolving credit agreements	—	100,000
Collateralized loan obligations	810,000	810,000
Loan participations sold	85,880	85,880
Non-consolidated senior interests	67,155	67,155
Total portfolio financing	$2,928,710	$4,263,035

The following chart illustrates our progress in diversifying our financing sources and expanding our non-mark-to-market financing sources to reduce our exposure to market volatility:

Financing Risk Management

The amount of leverage employed on our assets will depend on our Manager's assessment of the credit, liquidity, price volatility and other risks of those assets and the financing counterparties and availability of particular types of financing at any given time.

We plan to maintain leverage levels appropriate to our specific portfolio. On average, we are targeting a leverage ratio on our senior loans of 3.5-to-1 on a debt to equity basis, as compared to our total leverage ratio of 2.6-to-1 as of December 31, 2018. We will endeavor to match the terms and indices of our assets and liabilities and will also seek to minimize the risks associated with mark-to-market and recourse borrowing.

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

Impact of Rising Interest Rates

Generally, our business model is such that rising interest rates will result in an increase to our earnings and dividend yield. As of December 31, 2018, 98.0% of our investments by total assets earned interest over a floating-rate index and of those investments that were financed, all were financed with liabilities that pay interest over a floating-rate index, which resulted in a positive correlation to rising interest rates for our company.

Additionally, floating-rate senior loans typically have lower interest rate sensitivity and less susceptibility to price declines than fixed-rate investments when short-term rates rise. As a result, we believe that our investment strategy, which is primarily focused on originating or acquiring LIBOR-based senior loans, strategically positions our portfolio to earn attractive risk-adjusted yields in a rising interest rate environment. Furthermore, 80% of our senior loans by current principal amount outstanding have a LIBOR floor in place greater than 0.50%.

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

The following chart illustrates the sensitivity of our net interest income to changes in LIBOR (dollars in millions):

(1)	As of December 31, 2018. Assumes loans are drawn up to maximum approved advance rate based on current principal amount outstanding as of December 31, 2018.

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

In addition, our investment strategy with respect to certain types of investments may depend, in part, on our ability to enter into satisfactory relationships with joint ventures, operating partners and/or strategic co-investors. There can be no assurance that current relationships with such parties will continue (whether on currently applicable terms or otherwise) or that we will be able to establish relationships with other such persons in the future if desired and on terms favorable to us.

Our loans and investments expose us to risks associated with debt-oriented real estate investments generally.

We seek to invest primarily in debt investments in or relating to real estate assets. Any deterioration of real estate fundamentals generally, and in the United States in particular, could negatively impact our performance, increase the default risk applicable to borrowers, and/or make it relatively more difficult for us to generate attractive risk-adjusted returns. Changes in general economic conditions will affect the creditworthiness of borrowers and/or the value of underlying real estate collateral relating to our investments and may include economic and/or market fluctuations, changes in environmental, zoning and other laws, casualty or condemnation losses, regulatory limitations on rents, decreases in property values, changes in the appeal of properties to tenants, changes in supply and demand of real estate products, fluctuations in real estate fundamentals (including average occupancy and room rates for hotel properties), energy and supply shortages, various uninsured or uninsurable risks, natural disasters, terrorism, acts of war, changes in government regulations (such as rent control), political and legislative uncertainty, changes in real property tax rates and operating expenses, changes in interest rates, changes in the availability of debt financing and/or mortgage funds which may render the sale or refinancing of properties difficult or impracticable, increased mortgage defaults, increases in borrowing rates, negative developments in the economy that depress travel activity, adverse changes in demand and/or real estate values generally and other factors that are beyond our control.

We cannot predict the degree to which economic conditions generally, and the conditions for real estate debt investing in particular, will improve or decline. Any declines in the performance of the U.S. and global economies or in the real estate debt markets could have a material adverse effect on our business, financial condition, and results of operations.

CMBS B-Pieces, mezzanine loans, preferred equity and other investments that are subordinated or otherwise junior in an issuer's capital structure and that involve privately negotiated structures expose us to greater risk of loss.

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

Mezzanine loans are by their nature structurally subordinated to more senior property-level financings. If a borrower defaults on our mezzanine loan or on debt senior to our loan, or if the borrower is in bankruptcy, our mezzanine loan will be satisfied only after the property-level debt and other senior debt is paid in full. In addition, mezzanine loans may have higher loan-to-value ratios than conventional mortgage loans, resulting in less equity in the property and increasing the risk of loss of principal. As a result, a partial loss in the value of the underlying collateral can result in a total loss of the value of the mezzanine loan. Moreover, even if we are able to foreclose on the underlying collateral following a default on a mezzanine loan, we would be substituted for the defaulting borrower and, to the extent income generated on the underlying property is insufficient to meet outstanding debt obligations on the property, may need to commit substantial additional capital and/or deliver a replacement guarantee by a creditworthy entity, which could include us, to stabilize the property and prevent additional defaults to lenders with existing liens on the property. Significant losses related to our CMBS B-Pieces and mezzanine loans would result in operating losses for us and may limit our ability to make distributions to our stockholders.

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

Therefore, we may not be able to exercise control over all aspects of our loans or investments. Such financial assets may involve risks not present in investments where senior creditors, junior creditors, servicers or third-party controlling investors are not involved. Our rights to control the process following a borrower default may be subject to the rights of senior or junior creditors or servicers whose interests may not be aligned with ours. A partner or co-venturer may have financial difficulties resulting in a negative impact on such asset, may have economic or business interests or goals that are inconsistent with ours, or may be in a position to take action contrary to our investment objectives. In addition, we will generally pay all or a portion of the expenses relating to our joint ventures and we may, in certain circumstances, be liable for the actions of our partners or co-venturers.

CRE-related investments that are secured, directly or indirectly, by real property are subject to delinquency, foreclosure and loss, which could result in losses to us.

CRE debt instruments (e.g., mortgages, mezzanine loans and preferred equity) that are secured by commercial property are subject to risks of delinquency and foreclosure and risks of loss that are greater than similar risks associated with loans made on the security of single-family residential property. The ability of a borrower to repay a loan secured by an income-producing property typically is dependent primarily upon the successful operation of the property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower's ability to repay the loan may be impaired. Net operating income of an income-producing property can be affected by, among other things:

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

Fluctuations in interest rates and credit spreads could reduce our ability to generate income on our loans and other investments, which could lead to a significant decrease in our results of operations, cash flows and the market value of our investments.

Our primary interest rate exposures relate to the yield on our loans and other investments and the financing cost of our debt, as well as any interest rate swaps that we utilize for hedging purposes. Changes in interest rates and credit spreads will affect our net income from loans and other investments, which is the difference between the interest and related income earned on interest-earning investments and the interest and related expense incurred in financing these investments. Interest rate and credit spread fluctuations resulting in our interest and related expense exceeding interest and related income would result in operating losses for us. Changes in the level of interest rates and credit spreads may also affect our ability to make loans or investments and the value of our loans and investments. Increases in interest rates and credit spreads may also negatively affect demand for loans and could result in higher borrower default rates.

Our operating results depend, in part, on differences between the income earned on our investments, net of credit losses, and our financing costs. The yields we earn on our floating-rate assets and our borrowing costs tend to move in the same direction in response to changes in interest rates. However, one can rise or fall faster than the other, causing our net interest margin to expand or contract. In addition, we could experience reductions in the yield on our investments and an increase in the cost of our financing. Although we seek to match the terms of our liabilities to the expected lives of loans that we acquire or originate, circumstances may arise in which our liabilities are shorter in duration than our assets, resulting in their adjusting faster in response to changes in interest rates. For any period during which our investments are not match-funded, the income earned on such investments may respond more slowly to interest rate fluctuations than the cost of our borrowings. Consequently, changes in interest rates, particularly short-term interest rates, may immediately and significantly decrease our results of operations and cash flows and the market value of our investments. In addition, unless we enter into hedging or similar transactions with respect to the portion of our assets that we fund using our balance sheet, returns we achieve on such assets will generally increase as interest rates for those assets rise and decrease as interest rates for those assets decline.
Loans on properties in transition will involve a greater risk of loss than conventional mortgage loans.

We have in the past and may in the future invest in transitional loans to borrowers who are typically seeking short-term capital to be used in an acquisition or rehabilitation of a property. The typical borrower under a transitional loan has usually identified an undervalued asset that has been under-managed and/or is located in a recovering market. If the market in which the asset is located fails to improve according to the borrower's projections, or if the borrower fails to improve the quality of the asset's management and/or the value of the asset, the borrower may not receive a sufficient return on the asset to satisfy the transitional loan, and we bear the risk that we may not recover some or all of our investment.

Furthermore, the renovation, refurbishment or expansion of a property by a borrower involves risks of cost overruns and noncompletion. Estimates of the costs of improvements to bring an acquired property up to standards established for the market position intended for that property may prove inaccurate. Other risks may include rehabilitation costs exceeding original estimates, possibly making a project uneconomical, environmental risks, delays in legal and other approvals (e.g., for condominiums) and rehabilitation and subsequent leasing of the property not being completed on schedule. If such renovation is not completed in a timely manner, or if it costs more than expected, the borrower may experience a prolonged reduction of net operating income and may not be able to make payments on our investment on a timely basis or at all, which could result in significant losses.
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

Our investments in CMBS and other similarly structured finance investments would, as well as those we structure, sponsor or arrange, pose additional risks, including the risks of the securitization process, the risk that we will not be able to recover some or all of our investment, the possibility that the CMBS market will be significantly affected by current or future regulation and the risk that we will not be able to hedge or transfer our CMBS B-Piece investments for a significant period of time.

We have invested and may from time to time invest in pools or tranches of CMBS and other similar securities. The collateral underlying CMBS generally consists of commercial mortgages or real property that have a multifamily or commercial use, such as retail space, office buildings, warehouse property and hotels. CMBS have been issued in a variety of issuances, with varying structures including senior and subordinated classes. Our investments in CMBS are subject to losses. In general, losses on a mortgaged property securing a senior loan included in a securitization will be borne first by the equity holder of the property, then by a cash reserve fund or letter of credit, if any, then by the holder of a mezzanine loan or B-Note, if any, then by the "first loss" subordinated security holder (generally, the B-Piece buyer) and then by the holder of a higher-rated security. In the event of default and the exhaustion of any equity support, reserve fund, letter of credit, mezzanine loans or B-Notes, and any classes of securities junior to those in which we invest, we will not be able to recover some or all of our investment in the securities we purchase. There can be no assurance that our CMBS underwriting practices will yield their desired results and there can be no assurance that we will be able to effectively achieve our investment objective or that projected returns will be achieved.

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

We may find it necessary or desirable to foreclose on certain of the loans we originate or acquire, and the foreclosure process may be lengthy and expensive. If we foreclose on an asset, we may take title to the property securing that asset, and if we do not or cannot sell the property, we would then come to own and operate it as “real estate owned.” Owning and operating real property involves risks that are different (and in many ways more significant) than the risks faced in owning an asset secured by that property. In addition, the liquidation proceeds upon sale of the underlying real estate may not be sufficient to recover our cost basis in the loan, resulting in a loss to us.

Whether or not we have participated in the negotiation of the terms of any such loans, we cannot assure you as to the adequacy of the protection of the terms of the applicable loan, including the validity or enforceability of the loan and the maintenance of the anticipated priority and perfection of the applicable security interests. Furthermore, claims may be asserted by lenders or borrowers that might interfere with enforcement of our rights. Borrowers may resist foreclosure actions by asserting numerous claims, counterclaims and defenses against us, including, without limitation, lender liability claims and defenses, even when the assertions may have no basis in fact, in an effort to prolong the foreclosure action and seek to force the lender into a modification of the loan or a favorable buy-out of the borrower's position in the loan. In some states, foreclosure actions can take several years or more to litigate. At any time prior to or during the foreclosure proceedings, the borrower may file for bankruptcy, which would have the effect of staying the foreclosure actions and further delaying the foreclosure process and potentially resulting in a reduction or discharge of a borrower's debt. Foreclosure may create a negative public perception of the related property, resulting in a diminution of its value. Even if we are successful in foreclosing on a loan, the liquidation proceeds upon sale of the underlying real estate may not be sufficient to recover our cost basis in the loan, resulting in a loss. Furthermore, any costs or delays involved in the foreclosure of the loan or a liquidation of the underlying property will further reduce the net proceeds and, thus, increase any such loss to us.

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

While our investment strategy focuses primarily on investments in "performing" real estate-related interests, our investment program may include making distressed investments from time to time (e.g., investments in defaulted, out-of-favor or distressed loans and debt securities) or may involve investments that become "non-performing" following our acquisition thereof. Certain of our investments may, therefore, include specific securities of companies that typically are highly leveraged, with significant burdens on cash flow and, therefore, involve a high degree of risk of substantial or total losses on our investments and in certain circumstances, may become subject to certain additional potential liabilities that may exceed the value of our original investment therein. For example, under certain circumstances, a lender who has inappropriately exercised control over the management and policies of a debtor may have its claims subordinated or disallowed or may be found liable for damages suffered by parties as a result of such actions.

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

A prolonged economic slowdown, a lengthy or severe recession or declining real estate values could impair our investments and harm its operations.
We believe the risks associated with our business will be more severe during periods of economic slowdown or recession if these periods are accompanied by declining real estate values. Declining real estate values will likely reduce the level of new mortgage and other real estate‑related loan originations since borrowers often use appreciation in the value of their existing properties to support the purchase or investment in additional properties. Borrowers may also be less able to pay principal and interest on our loans if the value of real estate weakens. Further, declining real estate values significantly increase the likelihood that we will incur losses on its loans in the event of default because the value of our collateral may be insufficient to cover its cost on the loan. Any sustained period of increased payment delinquencies, foreclosures or losses could adversely affect our Manager’s ability to invest in, sell and securitize loans, which would materially and adversely affect our results of operations, financial condition, liquidity and business and our ability to pay dividends to stockholders.
We may experience a decline in the fair value of our assets.
A decline in the fair value of our assets may require us to recognize an “other-than-temporary” impairment against such assets under GAAP if we were to determine that, with respect to any assets in unrealized loss positions, we do not have the ability and intent to hold such assets to maturity or for a period of time sufficient to allow for recovery to the original acquisition cost of such assets. If such a determination were to be made, we would recognize unrealized losses through earnings and write down the amortized cost of such assets to a new cost basis, based on the fair value of such assets on the date they are considered to be other-than-temporarily impaired. Such impairment charges reflect non-cash losses at the time of recognition; subsequent disposition or sale of such assets could further affect our future losses or gains, as they are based on the difference between the sale price received and adjusted amortized cost of such assets at the time of sale. If we experience a decline in the fair value of our assets, it could adversely affect our results of operations and financial condition.

Some of our portfolio investments may be recorded at fair value and, as a result, there will be uncertainty as to the value of these investments.

Some or all of our portfolio investments may be in the form of positions or securities that are not publicly traded and are recorded at their estimated fair value. The fair value of investments that are not publicly traded may not be readily determinable. Our Manager will value these investments at fair value which may include unobservable inputs. Because such valuations are subjective, the fair value of certain of our assets may fluctuate over short periods of time and our Manager’s determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. Our results of operations and financial condition could be adversely affected if our Manager’s determinations regarding the fair value of these investments were materially higher than the values that we ultimately realize upon their disposal.

We may invest in derivative instruments, which would subject us to increased risk of loss.

Subject to maintaining our qualification as a REIT, we may also invest in, or use as part of our investment strategy, certain derivative instruments, including swaps, futures, forwards and options. Generally, a derivative is a financial contract the value of which depends upon, or is derived from, the value of an underlying asset, reference rate or index and may relate to individual debt or equity instruments, interest rates, currencies or currency exchange rates, commodities, related indices or other assets. The gross returns to be exchanged or swapped between the parties under a derivative instrument are generally calculated with respect to a “notional amount,” which may be significantly greater than the amount of cash or assets required to establish or maintain the derivative position. Accordingly, trading in derivative instruments can result in large amounts of leverage, which may magnify the gains and losses experienced by us in respect of derivative instruments and may result in a loss of capital that is more exaggerated than would have resulted from an investment that did not involve the use of leverage inherent in the derivative contract.
While the judicious use of derivative instruments can be beneficial, such instruments involve risks different from, and, in certain cases, greater than, the risks presented by more traditional investments. Many of the derivative instruments used by us will be privately negotiated in over-the-counter (“OTC”) markets. Such derivatives are highly specialized instruments that require investment techniques and risk analyses different from those associated with equities and bonds. The use of derivative instruments also requires an understanding not only of the underlying asset, reference rate or index but also of the derivative itself, without the benefit of observing the performance of the derivative under all possible market conditions. The use of derivative instruments may also require us to sell or purchase portfolio securities at inopportune times or for prices below or above the current market values, may limit the amount of appreciation we can realize on an investment or may cause us to hold a security that it might otherwise want to sell. We may also have to defer closing out certain derivative positions to avoid adverse tax consequences and there may be situations in which derivative instruments are not elected that result in losses greater than if such instruments had been used. Furthermore, amounts paid by us as premiums and cash or other assets held in margin accounts with respect to our derivative instruments would not be available to us for other investment purposes, which may result in lost opportunities for gain.

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

•
Volatility: The prices of derivative instruments, including swaps, futures, forwards and options, are highly volatile and such instruments may subject us to significant losses. The value of such derivatives also depends upon the price of the underlying asset, reference rate or index, which may also be subject to volatility. In addition, actual or implied daily limits on price fluctuations and speculative position limits on the exchanges or OTC markets in which we may conduct our transactions in derivative instruments may prevent prompt liquidation of positions, subjecting us to the potential of greater losses. Derivative instruments that may be purchased or sold by us may include instruments not traded on an exchange. The risk of nonperformance by the obligor on such an instrument may be greater and the ease with which we can dispose of or enter into closing transactions with respect to such an instrument may be less than in the case of an exchange-traded instrument. In addition, significant disparities may exist between “bid” and “asked” prices for derivative instruments that are traded OTC and not on an exchange. Such OTC derivatives are also typically not subject to the same type of investor protections or governmental regulation as exchange traded instruments.

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

•
Counterparty Risk: Derivative instruments also involve exposure to counterparty risk, since contract performance depends in part on the financial condition of the counterparty. See “-Risks Related to Our Financing and Hedging -We will be subject to counterparty risk associated with any hedging activities.”

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

Loans or investments involving international real estate-related assets are subject to special risks that we may not manage effectively, which could have a material adverse effect on our results of operations and our ability to make distributions to our stockholders.

Our investment guidelines permit investments in non-U.S. assets, subject to the same guidelines as investments in U.S. assets. To the extent that we invest in non-U.S. real estate-related assets, we may be subject to certain risks associated with international investments generally, including, among others:

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

The illiquidity of some or all of our investments may make it difficult for us to sell such investments if the need or desire arises. In addition, certain of our investments may become less liquid after investment as a result of periods of delinquencies, defaults or turbulent market conditions, which may make it more difficult for us to dispose of such assets at advantageous times or in a timely manner. Moreover, many of our investments will not be registered under the relevant securities laws, resulting in prohibitions on their transfer, sale, pledge or their disposition except in transactions that are exempt from registration requirements or are otherwise in accordance with such laws. As a result, many of our investments are expected to be illiquid, and if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we previously recorded our investments. Further, we may face other restrictions on our ability to liquidate an investment to the extent that we or our Manager has or could be attributed as having material, non-public information regarding such business entity. As a result, our ability to vary our portfolio in response to changes in economic or other conditions may be relatively limited, which could adversely affect our results of operations and financial condition.

We have utilized and may utilize in the future non-recourse long-term securitizations to finance our loans and investments, which may expose us to risks that could result in losses.

We have utilized and may utilize in the future, non-recourse securitizations of certain of our portfolio investments to generate cash for funding new loans and investments and other purposes. These transactions generally involve us creating a special-purpose vehicle, contributing a pool of our assets to the entity, and selling interests in the entity on a non-recourse basis to purchasers (whom we would expect to be willing to accept a lower interest rate to invest in investment-grade loan pools). We would expect to retain all or a portion of the equity and potentially other tranches in the securitized pool of loans or investments. In addition, we have retained in the past and may in the future retain a pari passu participation in the securitized pool of loans.

Prior to any such financing, we may use short-term facilities to finance the acquisition of securities until a sufficient quantity of investments had been accumulated, at which time we would refinance these facilities through a securitization, such as a CMBS, or issuance of CLOs, or the private placement of loan participations or other long-term financing. As a result, we would be subject to the risk that we would not be able to acquire, during the period that our short-term facilities are available, a sufficient amount of eligible investments to maximize the efficiency of a CMBS, CLO or private placement issuance. We also would be subject to the risk that we would not be able to obtain short-term credit facilities or would not be able to renew any short-term credit facilities after they expire should we find it necessary to extend our short-term credit facilities to allow more time to seek and acquire the necessary eligible investments for a long-term financing. The inability to consummate securitizations of our portfolio to finance our loans and investments on a long-term basis could require us to seek other forms of potentially less attractive financing or to liquidate assets at an inopportune time or price, which could adversely affect our performance and our ability to grow our business. Moreover, conditions in the capital markets, including volatility and disruption in the capital and credit markets, may not permit a non-recourse securitization at any particular time or may make the issuance of any such securitization less attractive to us even when we do have sufficient eligible assets. We may also suffer losses if the value of the mortgage loans we acquire declines prior to securitization. Declines in the value of a mortgage loan can be due to, among other things, changes in interest rates and changes in the credit quality of the loan. In addition, we may suffer a loss due to the incurrence of transaction costs related to executing these transactions. To the extent that we incur a loss executing or participating in future securitizations for the reasons described above or for other reasons, it could materially and adversely impact our business and financial condition.
In addition, the securitization of our portfolio might magnify our exposure to losses because any equity interest we retain in the issuing entity would be subordinate to the notes issued to investors and we would, therefore, absorb all of the losses sustained with respect to a securitized pool of assets before the owners of the notes experience any losses. The inability to securitize our portfolio may hurt our performance and our ability to grow our business. At the same time, the securitization of our loans or investments might expose us to losses, as the residual loans or investments in which we do not sell interests will tend to be riskier and more likely to generate losses. Moreover, the Dodd-Frank Act contains a risk retention requirement for all asset-backed securities, which requires both public and private securitizers to retain not less than 5% of the credit risk of the assets collateralizing any asset-backed security issuance. Significant restrictions exist, and additional restrictions may be added in the future, regarding who may hold risk retention interests, the structure of the entities that hold risk retention interests and when and how such risk retention interests may be transferred. Therefore such risk retention interests will generally be illiquid. As a result of the risk retention requirements, we have and may in the future be required to purchase and retain certain interests in a securitization into which we sell mortgage loans and/or when we act as issuer, may be required to sell certain interests in a securitization at prices below levels that such interests have historically yielded and/or may be required to enter into certain arrangements related to risk retention that we have not historically been required to enter into. Accordingly, the risk retention rules may increase our potential liabilities and/or reduce our potential profits in connection with securitization of mortgage loans. It is likely, therefore, that these risk retention rules will increase the administrative and operational costs of asset securitizations.

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

Accounting rules for loan impairment, transfers of financial assets, securitization transactions, consolidation of VIEs, loan loss reserves and other aspects of our operations are highly complex and involve significant judgment and assumptions. These complexities could lead to a delay in preparation of financial information and the delivery of this information to our stockholders. Changes in accounting interpretations or assumptions could also impact our consolidated financial statements and our ability to timely prepare our consolidated financial statements. Our inability to timely prepare our consolidated financial statements in the future would likely have a significant adverse effect on our stock price.

Provisions for loan losses are difficult to estimate.
Our provision for loan losses is evaluated on a quarterly basis. The determination of our provision for loan losses requires us to make certain estimates and judgments, which may be difficult to determine. Our estimates and judgments are based on a number of factors, including projected cash flow from the collateral securing our loans, debt structure, including the availability of reserves and recourse guarantees, likelihood of repayment in full at the maturity of a loan, potential for refinancing and expected market discount rates for varying property types, all of which remain uncertain and are subjective. Our estimates and judgments may not be correct and, therefore, our results of operations and financial condition could be severely impacted.
In addition, in June 2016, the FASB, issued Accounting Standards Update 2016-13, “Financial Instruments-Credit Losses, Measurement of Credit Losses on Financial Instruments (Topic 326),” which replaces the current “incurred loss” model for recognizing credit losses with an “expected loss” model referred to as the Current Expected Credit Loss model, or CECL. Under the CECL model, which will become effective for us for fiscal years beginning after December 15, 2019 and for interim periods within those fiscal years, we will be required to present certain financial assets carried at amortized cost, such as loans held for investment, at the net amount expected to be collected. The measurement of expected credit losses is to be based on information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. This measurement will take place at the time the financial asset is first added to the balance sheet and updated quarterly thereafter. This differs significantly from the “incurred loss” model required under current GAAP, which delays recognition until it is probable a loss has been incurred. Accordingly, we expect that the adoption of the CECL model will materially affect how we determine our allowance for loan losses and could require us to significantly increase our allowance and recognize provisions for loan losses earlier in the lending cycle. Moreover, the CECL model may create more volatility in the level of our allowance for loan losses. If we are required to materially increase our level of allowance for loan losses for any reason, such increase could adversely affect our business, financial condition and results of operations.
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

Furthermore, we depend on our headquarters in New York City, where most of our Manager's personnel are located, for the continued operation of our business. A disaster or a disruption in the infrastructure that supports our business, including a disruption involving electronic communications or other services used by us or third parties with whom we conduct business, or directly affecting our headquarters, could have a material adverse impact on our ability to continue to operate our business without interruption. KKR's disaster recovery programs may not be sufficient to mitigate the harm that may result from such a disaster or disruption. In addition, insurance and other safeguards might only partially reimburse us for our losses, if at all.

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

The laws and regulations governing our operations, as well as their interpretation, may change from time to time, and new laws and regulations may be enacted. Accordingly, any change in these laws or regulations, changes in their interpretation, or newly enacted laws or regulations and any failure by us to comply with these laws or regulations, could require changes to certain of our business practices, negatively impact our operations, cash flow or financial condition, impose additional costs on us or otherwise adversely affect our business. For example, from time to time the market for real estate debt transactions has been adversely affected by a decrease in the availability of senior and subordinated financing for transactions, in part in response to regulatory pressures on providers of financing to reduce or eliminate their exposure to such transactions. Furthermore, if regulatory capital requirements—whether under the Dodd-Frank Act, Basel III (i.e., the framework for a comprehensive set of capital and liquidity standards for internationally active banking organizations, which was adopted in June 2011 by the Basel Committee on Banking Supervision, an international body comprised of senior representatives of bank supervisory authorities and central banks from 27 countries, including the United States) or other regulatory action—are imposed on private lenders that provide us with funds, or were to be imposed on us, they or we may be required to limit, or increase the cost of, financing they provide to us or that we provide to others. Among other things, this could potentially increase our financing costs, reduce our ability to originate or acquire loans and reduce our liquidity or require us to sell assets at an inopportune time or price.

Various laws and regulations currently exist that restrict the investment activities of banks and certain other financial institutions but do not apply to us, which we believe creates opportunities for us to participate in certain investments that are not available to these more regulated institutions. However, following the U.S. Presidential election in November 2016, there have been several indications that the administration will seek to deregulate the financial industry, including by amending the Dodd-Frank Act, which may decrease the restrictions on banks and other financial institutions and allow them to compete with us for investment opportunities that were previously not available to them. See "—Risks Related to Our Lending and Investment Activities—We operate in a competitive market for lending and investment opportunities, and competition may limit our ability to originate or acquire desirable loans and investments or dispose of assets we target and could also affect the yields of these assets and have a material adverse effect on our business, financial condition and results of operations."

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

As a public company with listed equity securities, we must comply with laws, regulations and requirements, including the requirements of the Exchange Act, certain corporate governance provisions of the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act"), related regulations of the SEC and requirements of the NYSE, with which we were not required to comply as a private company. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires, among other things, that we establish and maintain effective internal controls and procedures for financial reporting. These reporting and other obligations place significant demands on our Manager's senior management team, administrative, operational and accounting resources and cause us to incur significant expenses. We may need to upgrade our systems or create new systems, implement additional financial and other controls, reporting systems and procedures, and create or outsource an internal audit function. If we are unable to accomplish these objectives in a timely and effective fashion, our ability to comply with the financial reporting requirements and other rules that apply to reporting companies could be impaired.

If we are unable to implement and maintain effective internal controls over financial reporting in the future, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock may be negatively affected.

As a public company, we are required to maintain internal controls over financial reporting and to report any material weaknesses in such internal controls. In addition, beginning with this annual report on Form 10-K, we are required to furnish a report by management on the effectiveness of our internal controls over financial reporting, pursuant to Section 404 of the Sarbanes-Oxley Act. Once we are no longer an emerging growth company, our independent registered public accounting firm will be required to formally attest to the effectiveness of our internal controls over financial reporting on an annual basis. The process of designing, implementing and testing the internal controls over financial reporting required to comply with this obligation is time consuming, costly and complicated. If we identify material weaknesses in our internal controls over financial reporting, if we are unable to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner or to assert that our internal controls over financial reporting is effective or if, once we are no longer an emerging growth company, our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal controls over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be negatively affected. We could also become subject to investigations by the stock exchange on which our securities are listed, the SEC or other regulatory authorities, which could require additional financial and management resources.

We are an "emerging growth company," and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an "emerging growth company" as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. We currently take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if we have more than $1.07 billion (as may be adjusted for inflation) in annual revenues as of the end of our fiscal year, we have more than $700.0 million in market value of our stock held by non-affiliates as of the end of our second fiscal quarter or we issue more than $1.0 billion of non-convertible debt over a three-year period. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our per share trading price may be adversely affected and more volatile.

Risks Related to Our Financing and Hedging

Our indebtedness may subject us to increased risk of loss and could adversely affect our results of operations and financial condition.

We currently have outstanding indebtedness and, subject to market conditions and availability, we may incur a significant amount of additional debt through bank credit facilities (including term loans and revolving facilities), warehouse facilities and structured financing arrangements, public and private debt issuances (including through securitizations) and derivative instruments, in addition to transaction or asset-specific funding arrangements and additional repurchase agreements. We may also issue debt or equity securities to fund our growth. The percentage of leverage we employ will vary depending on our available capital, our ability to obtain and access financing arrangements with lenders, the type of asset we are funding, whether the financing is recourse or non-recourse, debt restrictions contained in those financing arrangements and the lenders' and rating agencies' estimate of the stability of our investment portfolio's cash flow. We may significantly increase the amount of leverage we utilize at any time without approval of our board of directors. In addition, we may leverage individual assets at substantially higher levels. Incurring substantial debt could subject us to many risks that, if realized, would materially and adversely affect us, including the risk that:

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

There can be no assurance that a leveraging strategy will be successful, and such strategy may subject us to increased risk of loss and could adversely affect our results of operations and financial condition.

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

We depend on repurchase agreements, and may depend on bank credit facilities, warehouse facilities and structured financing arrangements, public and private debt issuances (including through securitizations) and derivative instruments, in addition to transaction or asset-specific funding arrangements and other sources of financing to execute our business plan, and our inability to access funding could have a material adverse effect on our results of operations, financial condition and business.

Our ability to fund our investments may be impacted by our ability to secure bank credit facilities (including term loans and revolving facilities), warehouse facilities and structured financing arrangements, public and private debt issuances (including through securitizations) and derivative instruments, in addition to transaction or asset-specific funding arrangements and additional repurchase agreements on acceptable terms. We may also rely on short-term financing that would be especially exposed to changes in availability. Our access to sources of financing will depend upon a number of factors, over which we have little or no control, including:

•	general economic or market conditions;

•	the market's view of the quality of our assets;

•	the market's perception of our growth potential;

•	our current and potential future earnings and cash distributions; and

•	the market price of the shares of our common stock.

We may need to periodically access the capital markets to raise cash to fund new investments. Unfavorable economic or capital market conditions may increase our funding costs, limit our access to the capital markets or could result in a decision by our potential lenders not to extend credit. An inability to successfully access the capital markets could limit our ability to grow our business and fully execute our business strategy and could decrease our earnings and liquidity. In addition, any dislocation or weakness in the capital and credit markets could adversely affect our lenders and could cause one or more of our lenders to be unwilling or unable to provide us with financing or to increase the costs of that financing. In addition, as regulatory capital requirements imposed on our lenders are increased, they may be required to limit, or increase the cost of, financing they provide to us. In general, this could potentially increase our financing costs and reduce our liquidity or require us to sell assets at an inopportune time or price. We cannot provide any assurance that we will be able to obtain any such financing on favorable terms or at all.

Interest rate fluctuations could increase our financing costs, which could lead to a significant decrease in our results of operations, cash flows and the market value of our investments.

To the extent that our financing costs are determined by reference to floating rates, such as LIBOR or a Treasury index, the amount of such costs will depend on the level and movement of interest rates. In a period of rising interest rates, our interest expense on floating-rate debt would increase, while any additional interest income we earn on our floating-rate investments may be subject to caps and may not compensate for such increase in interest expense. At the same time, the interest income we earn on our fixed-rate investments would not change, the duration and weighted average life of our fixed-rate investments would increase and the market value of our fixed-rate investments would decrease. Similarly, in a period of declining interest rates, our interest income on floating-rate investments would decrease, while any decrease in the interest we are charged on our floating-rate debt may be subject to floors and may not compensate for such decrease in interest income and interest we are charged on our fixed-rate debt would not change. Any such scenario could adversely affect our results of operations and financial condition.

Changes in the method for determining LIBOR or a replacement of LIBOR may affect the value of the financial obligations to be held or issued by us that are linked to LIBOR and could affect our results of operations or financial condition.

Regulators and law-enforcement agencies from a number of governments, including entities in the United States, Japan, Canada and the United Kingdom, have been conducting civil and criminal investigations into whether the banks that contributed to the British Bankers’ Association, or the BBA, in connection with the calculation of daily LIBOR may have underreported or otherwise manipulated or attempted to manipulate LIBOR. Several financial institutions have reached settlements with the U.S. Commodity Futures Trading Commission, the U.S. Department of Justice Fraud Section and the U.K. Financial Services Authority in connection with investigations by such authorities into submissions made by such financial institutions to the bodies that set LIBOR and other interbank offered rates. In such settlements, such financial institutions admitted to submitting rates to the BBA that were lower than the actual rates at which such financial institutions could borrow funds from other banks. Additional investigations remain ongoing with respect to other major banks and no assurance can be made that there will not be further admissions or findings of rate setting manipulation or that improper manipulation of LIBOR or other similar inter-bank lending rates will not occur in the future.
Based on a review conducted by the Financial Conduct Authority of the U.K., or the FCA, and a consultation conducted by the European Commission, proposals have been made for governance and institutional reform, regulation, technical changes and contingency planning. In particular: (a) new legislation has been enacted in the United Kingdom pursuant to which LIBOR submissions and administration are now “regulated activities” and manipulation of LIBOR has been brought within the scope of the market abuse regime; (b) legislation has been proposed which if implemented would, among other things, alter the manner in which LIBOR is determined, compel more banks to provide LIBOR submissions, and require these submissions to be based on actual transaction data; and (c) LIBOR rates for certain currencies and maturities are no longer published daily. In addition, pursuant to authorization from the FCA, ICE Benchmark Administration Limited (formerly NYSE Euronext Rate Administration Limited), or the IBA, took over the administration of LIBOR from the BBA on February 1, 2014. Any new administrator of LIBOR may make methodological changes to the way in which LIBOR is calculated or may alter, discontinue or suspend calculation or dissemination of LIBOR.
In a speech on July 27, 2017, Andrew Bailey, the Chief Executive of the FCA, announced the FCA’s intention to cease sustaining LIBOR after 2021. The FCA has statutory powers to require panel banks to contribute to LIBOR where necessary. The FCA has decided not to ask, or to require, that panel banks continue to submit contributions to LIBOR beyond the end of 2021. The FCA has indicated that it expects that the current panel banks will voluntarily sustain LIBOR until the end of 2021. The FCA’s intention is that after 2021, it will no longer be necessary for the FCA to ask, or to require, banks to submit contributions to LIBOR. The FCA does not intend to sustain LIBOR through using its influence or legal powers beyond that date. It is possible that the IBA and the panel banks could continue to produce LIBOR on the current basis after 2021, if they are willing and able to do so, but we cannot make assurances that LIBOR will survive in its current form, or at all. The Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S.-dollar LIBOR with the Secured Overnight Financing Rate, or SOFR, a new index calculated by short-term repurchase agreements, backed by Treasury securities. Although there have been a few issuances utilizing SOFR or the Sterling Over Night Index Average, an alternative reference rate that is based on transactions, it is unknown whether these alternative reference rates will attain market acceptance as replacements for LIBOR.
We cannot predict the effect of the FCA’s decision not to sustain LIBOR, or, if changes are ultimately made to LIBOR, the effect of those changes. Any such changes, reforms or replacements relating to LIBOR could increase our interest expense and could have an adverse impact on the market for or value of any LIBOR-linked securities, loans, derivatives and other financial obligations or extensions of credit held by or due to us or on our overall financial condition or results of operations.

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

Subject to maintaining our qualification as a REIT, we may pursue various hedging strategies to seek to reduce our exposure to adverse changes in interest rates and fluctuations in currencies. Our hedging activity will vary in scope based on the level and volatility of interest rates, exchange rates, the type of assets held and other changing market conditions. Interest rate and currency hedging may fail to protect or could adversely affect us because, among other things:

•	interest, currency and/or credit hedging can be expensive and may result in us generating less net income;

•	available interest or currency rate hedges may not correspond directly with the interest rate or currency risk for which protection is sought;

•	due to a credit loss, prepayment or asset sale, the duration of the hedge may not match the duration of the related asset or liability;

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

In addition, we can offer no assurance that our Manager will remain our investment manager or that we will continue to have access to our Manager's officers and key personnel. The current term of the management agreement extends to October 8, 2019 and will be automatically renewed for additional one-year terms thereafter; provided, however, that our Manager may terminate the management agreement annually upon 180 days' prior notice. If the management agreement is terminated and no suitable replacement is found to manage us, we may not be able to execute our business plan.

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

Some examples of conflicts of interest that may arise by virtue of our relationship with our Manager and KKR include:

•
Fees and expenses.  KKR may earn fees and/or other compensation from us, our holding vehicles and other entities through which we invest, and, in connection with equity investments made by us, if any, entities in which we invest ("portfolio entities"). In particular, KKR has in the past and may in the future act as underwriter or placement agent in connection with an offering of securities or instruments by us and other entities in which we invest and may also provide syndication services to such entities, including in respect of co-investments in transactions in which we participate. The fee potential inherent in a particular investment or transaction could be viewed as an incentive for our Manager to seek to refer, allocate or recommend an investment or transaction to us. In addition, we or our portfolio entities may engage consultants, including KKR Capstone, a group of entities that are not KKR affiliates or subsidiaries but operate under several consulting agreements with KKR, and our Manager's network of senior advisors, industry advisors and real estate consultants. We will directly bear, or indirectly bear through portfolio entities, the cost of operating and consulting services provided by these consultants. While our Manager believes that the fees, reimbursable expenses and other compensation paid to these consultants are reasonable and generally at market rates for the relevant activities, such compensation is not negotiated at arm's length and from time to time may be in excess of fees, reimbursable expenses or other compensation that may be charged by comparable third parties. In addition, we may provide loans or otherwise invest alongside one or more KKR investment vehicles or with KKR (investing for their own account) and other co-investors. We and KKR investment vehicles may also pursue similar real estate credit investment strategies. Our Manager and KKR will determine, in their sole discretion, the appropriate allocation of investment-related expenses, including broken deal expenses incurred in respect of unconsummated investments and expenses more generally relating to a particular investment strategy, among the funds, vehicles and accounts participating or that would have participated in such investments or that otherwise participate in the relevant investment strategy, as applicable, which may result in us bearing more or less of these expenses than other participants or potential participants in the relevant investments.

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

•
No assurance of ability to participate in investment opportunities.  As indicated above, certain KKR investment vehicles, including any seed investments, do and may in the future pursue the same investment opportunities as us. Subject to our organizational documents and governing agreements, KKR has sole discretion to determine the manner in which investment opportunities are allocated between us, KKR and KKR investment vehicles. This allocation presents inherent conflicts of interest where demand exceeds available supply. As a result, our share of investment opportunities may be materially affected by competition from KKR investment vehicles and from proprietary entities of KKR. The conflicts inherent in making such allocation decisions may not always be resolved to our advantage. Generally, and subject to our organizational documents and governing agreements, our Manager will allocate investment opportunities between us and KKR investment vehicles in a manner that is consistent with an allocation methodology established by our Manager reasonably designed to help ensure allocations of opportunities are made over time on a fair and equitable basis. However, we will not necessarily have any priority in respect of any category of investments, and the allocation of investment opportunities in accordance with our Manager's allocation methodology may result in us being allocated less than a pro rata share of an investment opportunity or none of such opportunity. For example, on January 10, 2017 we made a $40.0 million commitment to an aggregator vehicle alongside RECOP, a KKR-managed investment fund. During the aggregator vehicle's investment period, investment opportunities available to KKR that fall within the primary investment strategy of acquiring newly issued CMBS B-Pieces will be shared pro rata between such aggregator vehicle and another KKR aggregator vehicle based on capital commitments. In respect of investments that are within the vehicles' investment objective but outside the primary investment strategy that are suitable for us or other KKR investment vehicles, KKR will allocate such opportunities among the aggregators, us and such other KKR investment vehicles in their sole discretion. For more information, see Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations—Our Portfolio." In addition, certain KKR investment vehicles have priority investment rights to certain investment opportunities that may be suitable for us, and such vehicles with priority investment rights could be established by KKR in the future. These include, but are not limited to, KKR's special situations, mezzanine and real estate funds.

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

•
Information sharing.  Although we have leveraged, and plan to continue to leverage KKR's firm-wide resources to help source, conduct due diligence on, structure, syndicate and create value for our investments, the information-sharing policies and procedures of KKR relating to confidential information and the information barrier between the public and private side of KKR, as well as certain legal and contractual and tax constraints, could significantly limit our ability to do so. In addition, in providing services in respect of our investments and other investments, our Manager may come into possession of information that it is prohibited from acting on (including on our behalf) or disclosing as a result of applicable confidentiality requirements or applicable law, even though such action or disclosure would be in our interests. Furthermore, to the extent not restricted by confidentiality requirements or applicable law, KKR may apply experience and information gained in providing services to our investments to provide services to competing investments of KKR investment vehicles, which may have adverse consequences for us or our investments.

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

Our Manager is authorized to follow very broad investment guidelines that provide it with broad discretion over investment, financing, asset allocation and hedging decisions. Our board of directors will periodically review our investment guidelines and our loan and investment portfolio but will not, and will not be required to, review and approve in advance all of our proposed loans and investments or our Manager's financing, asset allocation or hedging decisions. In addition, in conducting periodic reviews, our directors may rely primarily on information provided to them by our Manager or its affiliates. Subject to maintaining our REIT qualification and our exclusion from registration under the Investment Company Act, our Manager has significant latitude within the broad investment guidelines in determining the types of loans and investments it makes for us, and how such loans and investments are financing or hedged, which could result in investment returns that are substantially below expectations or that result in losses, which could adversely affect our results of operations and financial condition.

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

Even if we maintain our qualification as a REIT, we may become subject to U.S. federal income taxes and related state and local taxes. For example, net income from the sale of properties that are "dealer" properties sold by a REIT (a "prohibited transaction" under the Code) will be subject to a 100% tax. We may not make sufficient distributions to avoid excise taxes applicable to REITs. Similarly, if we were to fail an income or asset test (and did not lose our REIT status because such failure was due to reasonable cause and not willful neglect), we would have to pay a penalty tax, which could be material. We also may decide to retain net capital gain we earn from the sale or other disposition of our investments and pay income tax directly on such income. In that event, our stockholders would be treated as if they earned that income and paid the tax on it directly. However, stockholders that are tax-exempt, such as charities or qualified pension plans, would have no benefit from their deemed payment of such tax liability unless they file U.S. federal income tax returns and seek a refund of such tax on such return. We also may be subject to state and local taxes on our income or property, including franchise, payroll, mortgage recording and transfer taxes, either directly or at the level of the other companies through which we indirectly own assets. For example, our taxable REIT subsidiaries are subject to full U.S. federal, state, local and foreign corporate-level income taxes. Any taxes we pay directly or indirectly will reduce our cash available for distribution to stockholders.

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

In order to qualify as a REIT, we must also ensure that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified REIT real estate assets. The remainder of our investments in securities cannot include more than 10% of the outstanding voting securities of any one issuer or 10% of the total value of the outstanding securities of any one issuer unless we and such issuer jointly elect for such issuer to be treated as a taxable REIT subsidiary under the Code. The total value of all of our investments in taxable REIT subsidiaries cannot exceed 20% of the value of our total assets. In addition, no more than 5% of the value of our assets can consist of the securities of any one issuer other than a taxable REIT subsidiary, and no more than 25% of our assets can consist of debt of "publicly offered" REITs (i.e., REITs that are required to file annual and periodic reports with the SEC under the Exchange Act) that is not secured by real property or interests in real property. If we fail to comply with these requirements, we must dispose of a portion of our assets or otherwise come into compliance within 30 days after the end of the calendar quarter in order to avoid losing our REIT status and suffering adverse tax consequences. As a result, we may be required to liquidate or restructure otherwise attractive investments. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.

Complying with REIT requirements may limit our ability to hedge effectively and may cause us to incur tax liabilities.

The REIT provisions of the Code substantially limit our ability to hedge liabilities and assets. Any income from a properly identified hedging transaction we enter into to manage risk of interest rate changes with respect to borrowings made or to be made to acquire or carry real estate assets or to manage risk of currency fluctuations with respect to our REIT qualifying income, or to offset any such hedging transaction, does not constitute "gross income" for purposes of the 75% or 95% gross income tests that we must satisfy in order to maintain our qualification as a REIT. To the extent that we enter into other types of hedging transactions, the income from those transactions is likely to be treated as non-qualifying income for purposes of both of these gross income tests. As a result of these rules, we intend to limit our use of advantageous hedging techniques or implement those hedges through a taxable REIT subsidiary. This could increase the cost of our hedging activities because our taxable REIT subsidiaries would be subject to tax on gains or expose us to greater risks associated with changes in interest rates than we would otherwise want to bear. In addition, losses in our taxable REIT subsidiaries generally will not provide any tax benefit, except for being carried forward against future taxable income in the taxable REIT subsidiaries.

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

The maximum U.S. federal income tax rate applicable to qualified dividend income payable to certain non-corporate U.S. holders is 20%. Dividends payable by REITs, however, generally are not eligible for the reduced qualified dividend rates. For taxable years before January 1, 2026, however, non-corporate taxpayers may deduct up to 20% of certain pass-through business income, including “qualified REIT dividends” (generally, dividends received by a REIT shareholder that are not designated as capital gain dividends or qualified dividend income), subject to certain limitations, resulting in an effective maximum U.S. federal income tax rate of 29.6% on such income. Although the reduced U.S. federal income tax rate applicable to qualified dividend income does not adversely affect the taxation of REITs or dividends payable by REITs, the more favorable rates applicable to regular corporate qualified dividends and the reduced corporate tax rate (currently 21%) could cause certain non-corporate investors to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our common stock.

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

Our taxable income may substantially exceed our net income as determined based on GAAP, or differences in timing between the recognition of taxable income and the actual receipt of cash may occur. For example, we may acquire assets, including debt securities requiring us to accrue OID or recognize market discount income, that generate taxable income in excess of economic income or in advance of the corresponding cash flow from the assets referred to as "phantom income," and this may be more likely under the new rules regarding the timing of income on such assets that applied beginning in 2018 (or, with respect to debt securities with OID, apply beginning in 2019). In addition, if a borrower with respect to a particular debt instrument encounters financial difficulty rendering it unable to pay stated interest as due, we may nonetheless be required to continue to recognize the unpaid interest as taxable income with the effect that we will recognize income but will not have a corresponding amount of cash available for distribution to our stockholders. Finally, we may be required under the terms of indebtedness that we incur to use cash received from interest payments to make principal payments on that indebtedness, with the effect of recognizing income but not having a corresponding amount of cash available for distribution to our stockholders. Also, in certain circumstances, our ability to deduct interest expenses for U.S. federal income tax purposes may be limited.

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

We have invested and may invest in mortgage loans and mezzanine loans in which the underlying real property was under construction. Such mortgage loans (and mezzanine loans, to the extent they are otherwise qualifying) generally will be treated as real estate assets for purposes of the REIT asset tests, and interest derived from such loans will be treated as qualifying mortgage interest for purposes of the REIT 75% income test, provided that the “loan value” of the real property securing the loan is equal to or greater than the highest outstanding principal amount of the loan during any taxable year. With respect to construction loans, the value of the real property securing the loan is the fair value of the land plus the reasonably estimated cost of improvements or developments (other than personal property) that secure the loan and that are to be constructed from the proceeds of the loan. The IRS could challenge our estimates as to the loan value of the real property associated with such construction loans. If such a challenge were sustained and all or a portion of the loan was not treated as a real estate asset, we could fail to qualify as a REIT, unless we are able to qualify for a statutory REIT “savings” provision, which may require us to pay a significant penalty tax to maintain our REIT qualification.

We may fail to qualify as a REIT if the IRS successfully challenges our characterization for U.S. federal income tax purposes of our mezzanine loans or preferred equity investments.

We have invested and may invest in the future in preferred equity investments and mezzanine loans. There is limited case law and administrative guidance addressing whether instruments similar to our mezzanine loans and preferred equity investments will be treated as equity or debt for U.S. federal income tax purposes. We typically do not anticipate obtaining private letter rulings from the IRS or opinions of counsel on the characterization of those investments for U.S. federal income tax purposes. If the IRS successfully recharacterizes a mezzanine loan or preferred equity investment as equity for U.S. federal income tax purposes, we would be treated as owning the assets held by the partnership or limited liability company that issued the security and we would be treated as receiving our proportionate share of the income of that entity. If that partnership or limited liability company owned nonqualifying assets or earned nonqualifying income, we may not be able to satisfy all of the REIT income or asset tests. Alternatively, if we are treating a mezzanine loan or preferred equity investment as equity for U.S. federal income tax purposes and the IRS successfully recharacterizes the investment as debt, then that investment may be treated as a nonqualifying asset for purposes of the 75% asset test and as producing nonqualifying income for 75% gross income test. In addition, such an investment may be subject to the 10% value test and the 5% asset tests. Accordingly, we could fail to qualify as a REIT if the IRS successfully challenges our characterization of our mezzanine loans or preferred equity investments for U.S. federal income tax purposes unless we are able to qualify for a statutory REIT "savings" provision, which may require us to pay a significant penalty tax to maintain our REIT qualification.

The tax on prohibited transactions will limit our ability to engage in transactions, including certain methods of securitizing or syndicating mortgage loans that would be treated as sales for U.S. federal income tax purposes.

A REIT's net income from prohibited transactions is subject to a 100% tax with no offset for losses. In general, prohibited transactions are sales or other dispositions of property, other than foreclosure property, but including mortgage loans, held primarily for sale to customers in the ordinary course of business. We might be subject to this tax if we dispose of, securitize or syndicate loans in a manner that was treated as a sale of the loans, if we frequently buy and sell securities in a manner that is treated as dealer activity with respect to such securities for U.S. federal income tax purposes. Therefore, in order to avoid the prohibited transactions tax, we may choose to engage in certain sales of assets through a taxable REIT subsidiary and not at the REIT level, and may limit the structures we utilize for our securitization transactions, even though the sales or structures might otherwise be beneficial to us.

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

When purchasing securities, we may rely on opinions or advice of counsel for the issuer of such securities, or statements made in related offering documents, for purposes of determining whether such securities represent debt or equity securities for U.S. federal income tax purposes, the value of such securities, and also to what extent those securities constitute qualified real estate assets for purposes of the REIT asset tests and produce income that qualifies under the 75% gross income test. The inaccuracy of any such opinions, advice or statements may adversely affect our ability to qualify as a REIT and result in significant corporate-level tax.

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
In recent years, numerous legislative, judicial and administrative changes have been made in the provisions of U.S. federal income tax laws applicable to investments similar to an investment in shares of our common stock. The changes under the Tax Cuts and Jobs Act (“TCJA”) significantly changed the U.S. federal income tax laws applicable to businesses and their owners, including REITs and their stockholders. Additional, technical corrections or other amendments to the TCJA or administrative guidance interpreting the TCJA may be forthcoming at any time. We cannot predict the long-term effect of the TCJA or any future law changes on REITs and their stockholders.
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

As of December 31, 2018, KKR and its affiliates beneficially owned shares of our common stock providing them with an aggregate 38% of the total voting power of our company. Furthermore, until such time as (1) KKR and its affiliates cease to own at least 25% of the outstanding shares of our common stock, (2) KKR REFT Asset Holdings elects to convert the share of our special voting preferred stock into one share of our common stock or (3) beneficial and/or record ownership of the share of our special voting preferred stock is transferred to any person other than KKR or its affiliates, the share of our special voting preferred stock gives KKR REFT Asset Holdings the right, solely with respect to the election of members of our board of directors, to vote the number of votes necessary to equal a majority of the votes entitled to be cast in an election of directors and thereby control our policy and operations. In addition, pursuant to our stockholders agreement, so long as KKR REFT Asset Holdings and its affiliates own at least 25% of the outstanding shares of our common stock, KKR REFT Asset Holdings will have the right to nominate at least half of the directors to our board of directors. See "—Risks Related to Our Relationship with Our Manager and Its Affiliates."

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

Certain of our pre-IPO stockholders also hold interests in our Manager, which may influence the incentives that such pre-IPO stockholders have with respect to matters between us and our Manager and such interest may not be consistent with the interest of some or all of our stockholders

Certain of our pre-IPO stockholders collectively hold, as of December 31, 2018, a 29.2% interest in our Manager through their ownership of a class of non-voting limited liability company interests in our Manager (the "Non-Voting Manager Units"). This interest means that these pre-IPO stockholders indirectly share in the fees paid by us to our Manager, which may influence the incentives that such stockholders have with respect to matters between us and our Manager and which interests may not be consistent with our interests of some or all of our stockholders.

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

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of December 31, 2018, we were not involved in any material legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

On May 5, 2017, our common stock began trading on the NYSE under the symbol “KREF.” As of February 15, 2019, there were 37 holders of record of our common stock. This does not include the number of stockholders that hold shares in “street name” through banks or broker-dealers.

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

The following table sets forth the dividends declared during each calendar quarter for 2018 and 2017:

Declaration Date	Record Date	Payment Date	Per Share
2017
February 3, 2017	February 3, 2017	February 3, 2017	0.35
April 18, 2017	April 18, 2017	April 18, 2017	0.28
June 14, 2017	June 30, 2017	July 14, 2017	0.25
September 14, 2017	September 30, 2017	October 12, 2017	0.37
December 14, 2017	December 29, 2017	January 12, 2018	0.37

2018
March 12, 2018	March 29, 2018	April 13, 2018	0.40
May 7, 2018	June 29, 2018	July 13, 2018	0.43
September 11, 2018	September 28, 2018	October 12, 2018	0.43
December 17, 2018	December 28, 2018	January 11, 2019	0.43

Stockholder Return Performance

The following graph is a comparison of the cumulative total stockholder return on shares of our common stock, the Russell 2000 Index (the “Russell 2000”), and the Bloomberg REIT Mortgage Index, a published industry index, from May 5, 2017 (the date our common stock began trading on the NYSE) to December 31, 2018. The graph assumes that $100 was invested on May 5, 2017 in our common stock, the Russell 2000 and the Bloomberg REIT Mortgage Index and that all dividends were reinvested without the payment of any commissions. There can be no assurance that the performance of our shares will continue in line with the same or similar trends depicted in the graph below.

Total Return Performance

	Period Ending
	5/5/2017	12/31/2017	12/31/2018
KKR Real Estate Finance Trust, Inc.	100.0	102.3	106.4
Russell 2000	100.0	111.6	99.3
Bloomberg REIT Mortgage Index	100.0	107.8	105.9

Equity Compensation Plan Information

The following table summarizes information, as of December 31, 2018, relating to our equity compensation plans pursuant to which shares of our common stock or other equity securities may be granted from time to time:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights(1)	Weighted-average exercise price of outstanding options, warrants and rights(2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column 1)
Equity compensation plans approved by security holders	459,179	$—	3,947,449
Equity compensation plans not approved by security holders	—	—	—
Total	459,179	$—	3,947,449

(1)
Reflects the aggregate number of equity-based awards granted under our Amended and Restated KKR Real Estate Finance Trust Inc. 2016 Omnibus Incentive Plan that remained outstanding as of December 31, 2018. All of these awards were in the form of restricted stock units.

(2)	Restricted stock units are not exercisable for consideration.

Issuer Purchases of Equity Securities

In May 2018, our board of directors approved a share repurchase program, effective June 12, 2018. The share repurchase program permits us to repurchase up to $100.0 million of our common stock during the period from June 13, 2018 through June 30, 2019. Of this total authorized amount, $50.0 million is covered by a pre-set trading plan meeting the requirements of Rule 10b5-1 under the Exchange Act and currently provides for repurchases of our common stock when the market price per share of our common stock is below the lesser of (i) book value per share (calculated in accordance with GAAP as of the end of the most recent quarterly period for which financial statements are available) and (ii) $19.50 per share, and the remaining $50.0 million may be used for repurchases in the open market, or pursuant to pre-set trading plans meeting the requirements of Rule 10b5-1 under the Exchange Act, or in privately negotiated transactions, or otherwise. As of December 31, 2018, $31.6 million remained available for repurchases under our existing 10b5-1 plan.

The following table sets forth information regarding purchases of shares of our common stock by us or on our behalf during the three months ended December 31, 2018:

Period Beginning	Period Ending	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Amounts paid for shares purchased as part of publicly announced program	Approximate dollar value of shares that may yet be purchased under the program
October 1, 2018	October 31, 2018	414	$19.50	723,921	$8,000	$99,303,000
November 1, 2018	November 30, 2018	—	—	723,921	—	99,303,000
December 1, 2018	December 31, 2018	925,959	19.12	1,649,880	17,700,000	81,603,000
Total/Average		926,373	$19.12		$17,708,000

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth our selected consolidated financial data as of the dates and for the periods indicated. The selected consolidated financial data as of December 31, 2018, 2017, 2016 and 2015 and for the years then ended was derived from our audited consolidated financial statements.

The selected consolidated financial data should be read in conjunction with Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and related notes thereto included within Part II, Item 8 "Financial Statements and Supplementary Data."

	Year Ended December 31,
(in thousands, except ratio, share, and per share data)	2018	2017	2016	2015
Operating Data:
Net Interest Income
Interest income	$183,575	$83,145	$32,659	$12,536
Interest expense	85,017	21,224	7,432	554
Total net interest income	98,558	61,921	25,227	11,982
Other Income	20,093	17,688	15,968	10,328
Total Net Revenue	118,651	79,609	41,195	22,310
Operating Expenses	28,914	18,428	8,569	4,745
Income (Loss) Before Income Taxes, Noncontrolling Interests and Preferred Dividends	89,737	61,181	32,626	17,565
Income tax (benefit) expense	(70)	1,102	354	393
Net Income (Loss)	89,807	60,079	32,272	17,172
Redeemable Noncontrolling Interests in Income (Loss) of Consolidated Joint Venture	63	216	302	272
Noncontrolling Interests in Income (Loss) of Consolidated Joint Venture	—	801	813	137
Net Income (Loss) Attributable to KKR Real Estate Finance Trust Inc. and Subsidiaries	89,744	59,062	31,157	16,763
Preferred Stock Dividends and Redemption Value Adjustment	2,451	244	16	15
Net Income (Loss) Attributable to Common Stockholders	$87,293	$58,818	$31,141	$16,748
Per Share Data:
Net Income (Loss) Per Share of Common Stock
Basic	$1.58	$1.30	$1.61	$1.95
Diluted	$1.58	$1.30	$1.61	$1.95
Weighted Average Number of Shares of Common Stock Outstanding
Basic	55,136,548	45,320,358	19,299,597	8,605,876
Diluted	55,171,061	45,321,360	19,299,597	8,605,876
Dividends declared per share of common stock(A)	$1.69	$1.62	$1.22	$0.73
Shares of common stock issued and outstanding at period end	57,596,217	53,685,440	24,158,392	13,636,416
Book value per share of common stock(B)	$19.66	$19.73	$20.60	$20.78
Share price(C)	$19.15	$20.01	n.a.	n.a.
Price to book(D)	0.97	1.01	n.a.	n.a.
Dividend yield(E)	8.98%	7.40%	n.a.	n.a.
Leverage ratio(F)	2.6	1.0	0.7	0.3
Balance Sheet Data (at period end):
Total assets(G)	$4,151,590	$2,137,967	$951,829	$420,090
Secured financing agreements, net	1,951,049	964,800	439,144	122,133
Collateralized loan obligations, net	800,346	—	—	—
Convertible notes, net	137,688	—	—	—
Redeemable noncontrolling interests in equity of consolidated joint venture	—	3,090	3,030	4,643
Redeemable preferred stock	2,846	949	—	—
Preferred stock	—	—	125	125
Total KKR Real Estate Finance Trust Inc. stockholders' equity	1,132,342	1,059,145	497,698	281,460
Noncontrolling interest in equity of consolidated joint venture	—	—	7,339	4,914
Total equity(H)	$1,135,188	$1,063,184	$508,067	$291,017

(A)	Equal to dividends declared on shares of common stock divided by the shares outstanding as of the dividend record date.

(B)
Book value per share as of December 31, 2018, includes the impact of the cumulative non-cash redemption value adjustments to our redeemable Special Non-Voting Preferred Stock (“SNVPS”) and the initial value of the SNVPS, which reduced our book value per share by $0.05 as of December 31, 2018.

(C)	Represents the closing price of our common stock reported on the NYSE on the last trading day of the fiscal year.

(D)	Represents the closing price of our common stock reported on the NYSE on the last trading day at each period end divided by the book value per share at each period end.

(E)	Represents the annualized fourth quarter dividend divided by the closing stock price on the last trading day of the fiscal year.

(F)
Represents (i) total outstanding secured debt agreements, convertible notes, loan participations sold, collateralized loan obligations and non-consolidated senior interests, less cash, to (ii) total stockholders’ equity, at each period end.

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

2018 Highlights

Operating Results:

•	Net Income Attributable to Common Stockholders of $87.3 million, or $1.58 per basic and diluted share of common stock, increased 48% and $0.28, respectively, compared to 2017.

•	Net Core Earnings of $105.9 million, or $1.92 per basic and diluted share of common stock, increased 91% and $0.70 respectively, compared to 2017.

•	Declared dividends of $1.69 per common share. The fourth quarter dividend of $0.43 per common share produced an annualized yield of 8.75% on our December 31, 2018 book value.

Investment Activity:

•
Originated 19 floating-rate senior loans totaling $2.7 billion of commitments, of which $2.4 billion was funded as of December 31, 2018. Average loan size increased by $20.1 million to $143.6 million, a 16% increase over 2017.

•	Current portfolio of $4.1 billion is 100% performing and 98% floating-rate with a weighted average LTV of 68% as of December 31, 2018. Current portfolio increased 98% over 2017.

•	Sold four CMBS B-piece investments and recognized a $13.0 million gain.

Portfolio Financing:

•	Increased our borrowing capacity to $4.1 billion as of December 31, 2018, compared to $1.8 billion as of December 31, 2017.

•	Increased our non-mark-to-market financing to $1.8 billion as of December 31, 2018, representing 60% of our total asset based financing.

•	Entered into a $1.0 billion non-recourse term loan facility providing non-mark-to-market asset based financing.

•	Issued a $1.0 billion managed collateralized loan obligation, providing $810.0 million of non-mark-to-market portfolio financing.

•	Entered into a $200.0 million asset based financing facility providing non-mark-to-market financing.

Capital Markets Activity:

•	Issued $143.8 million aggregate principal amount of 6.125% convertible senior notes due May 2023.

•	Completed an underwritten public offering of 5.0 million primary shares of our common stock in August, providing $98.3 million in net proceeds.

•
Completed an underwritten public offering of 4.5 million shares of our common stock, consisting of 0.5 million primary shares issued and sold by KREF and 4.0 million secondary shares sold by certain of the Company’s shareholders in November, providing $9.4 million in net proceeds to KREF.

•	Repurchased 1,623,482 shares of our common stock for approximately $31.3 million at a weighted average price of $19.30 per share.

•	Our book value was $1.1 billion as of December 31, 2018, a 7% increase over 2017.

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

Earnings Per Share and Dividends Declared

The following table sets forth the calculation of basic and diluted net income per share and dividends declared per share (amounts in thousands, except share and per share data):

	Three Months Ended December 31,	Year Ended December 31,
	2018	2018	2017
Net income(A)	$19,709	$87,293	$58,818
Weighted-average number of shares of common stock outstanding
Basic	58,178,944	55,136,548	45,320,358
Diluted	58,253,821	55,171,061	45,321,360
Net income per share, basic	$0.34	$1.58	$1.30
Net income per share, diluted	$0.34	$1.58	$1.30
Dividends declared per share(B)	$0.43	$1.69	$1.62

(A)	Represents net income attributable to common stockholders.

(B)
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

We also use Core Earnings to determine the management and incentive fees we pay our Manager. For its services to KREF, our Manager is entitled to a quarterly management fee equal to the greater of $62,500 or 0.375% of a weighted average adjusted equity and quarterly incentive compensation equal to 20.0% of the excess of (a) the trailing 12-month Core Earnings over (b) 7.0% of the trailing 12-month weighted average adjusted equity (“Hurdle Rate”), less incentive compensation KREF already paid to the Manager with respect to the first three calendar quarters of such trailing 12-month period. The quarterly incentive compensation is calculated and paid in arrears with a three-month lag. During the year ended December 31, 2018, the Company incurred $4.8 million of incentive fees payable to the Manager, of which $2.4 million, or $0.04 per share, was related to the gain recognized as a result of the April 2018 CMBS sale, see Note 8 to our consolidated financial statements included in this Form 10-K.

The following tables provide a reconciliation of GAAP net income attributable to common stockholders to Core Earnings and Net Core Earnings (amounts in thousands, except share and per share data):

	Three Months Ended	Year Ended December 31,
	December 31, 2018	2018	2017
Net Income (Loss) Attributable to Common Stockholders	$19,709	$87,293	$58,818
Adjustments
Non-cash equity compensation expense	387	1,973	65
Incentive compensation to affiliate	1,470	4,756	—
Depreciation and amortization	—	—	—
Unrealized (gains) or losses(A)	1,980	4,461	(3,375)
Non-cash convertible notes discount amortization	91	224	—
Reversal of previously unrealized gain now realized(B)	—	11,900	—
Core Earnings(C)	23,637	110,606	55,508
Incentive compensation to affiliate	1,470	4,756	—
Net Core Earnings	$22,167	$105,850	$55,508
Weighted average number of shares of common stock outstanding
Basic	58,178,944	55,136,548	45,320,358
Diluted	58,253,821	55,171,061	45,321,360
Core Earnings per Diluted Weighted Average Share	$0.41	$2.00	$1.22
Net Core Earnings per Diluted Weighted Average Share	$0.38	$1.92	$1.22

(A)
Includes $1.6 million, $1.9 million and $0.0 million non-cash redemption value adjustment of our Special Non-Voting Preferred Stock for the three months ended December 31, 2018, the year ended December 31, 2018, and the year ended December 31, 2017, respectively.

(B)	Includes $5.5 million and $6.4 million of unrealized gains related to the first quarter of 2018 and to prior periods, respectively, that were realized during the three months ended June 30, 2018.

(C)
Excludes $0.2 million, $1.8 million and $4.0 million, or $0.00, $0.03 and $0.09 per diluted weighted average share outstanding, of net original issue discount on CMBS B-Pieces accreted as a component of taxable income during the three months ended December 31, 2018, year ended December 31, 2018 and 2017, respectively.

Book Value per Share

We believe that book value per share is helpful to stockholders in evaluating the growth of our company as we have scaled our equity capital base and continue to invest in our target assets. The following table calculates our book value per share of common stock (amounts in thousands, except share and per share data):

	December 31, 2018	December 31, 2017
KKR Real Estate Finance Trust Inc. stockholders' equity	$1,132,342	$1,059,145
Shares of common stock issued and outstanding at period end	57,596,217	53,685,440
Book value per share of common stock	$19.66	$19.73

Book value per share includes the impact of a $1.9 million non-cash redemption value adjustment to our redeemable Special Non-Voting Preferred Stock (“SNVPS”) and the initial value of the SNVPS of $0.9 million (collectively referred to as “SNVPS Cumulative Impact”), which reduced our book value per share by $0.05 as of December 31, 2018. Upon redemption of the SNVPS, our book value will increase as a result of a one-time gain, thus substantially eliminating the SNVPS Cumulative Impact on our book value. See Note 9 —Equity, to our consolidated financial statements included in this Form 10-K, for detailed discussion of the SNVPS.

Our Portfolio

We have established a portfolio of diversified investments, consisting of performing senior loans, mezzanine loans and CMBS B-Pieces, which had a value of $4,133.5 million as of December 31, 2018.

As we continue to scale our portfolio, we expect that our originations will continue to be heavily weighted toward floating-rate loans. As of December 31, 2018, 99% of our loans by total loan exposure earned a floating rate of interest. We expect the majority of our future investment activity to focus on originating floating-rate senior loans that we finance with our repurchase and other term financing facilities, with a secondary focus on originating floating-rate loans for which we syndicate a senior position and retain a subordinated interest for our portfolio. As of December 31, 2018, our portfolio had experienced no impairments and did not contain any legacy assets that were originated prior to October 2014. As of December 31, 2018, all of our investments were located in the United States. The following charts illustrate the diversification of our portfolio, based on type of investment, interest rate, underlying property type and geographic location, as of December 31, 2018:

The charts above are based on total assets. Total assets reflect (i) the principal amount of our senior and mezzanine loans; and (ii) the cost basis of our CMBS B-Pieces, net of VIE liabilities. In accordance with GAAP, we carry our CMBS B-Piece investments at fair value. In April 2018, we sold our controlling beneficial interest in four of our five CMBS trusts for net proceeds of $112.7 million. During the year ended December 31, 2018, we had a $2.6 million unrealized loss on the remaining CMBS investment.

(A)    Excludes CMBS B-Pieces. Our CMBS B-Piece portfolio diversification is as follows and is inclusive of our $29.6 million investment in RECOP:

•
Property Type: Office (28.4%), Retail (24.8%) Hospitality (15.3%), and Other (31.5%). As of December 31, 2018, no other individual property type comprised more than 10% of our total CMBS B‑Piece portfolio.

•	Geography: California (23.0%), New York (12.5%) Texas (8.5%) and Other (56.0%). As of December 31, 2018, no other individual geography comprised more than 5% of our total CMBS B‑Piece portfolio.

•	Vintage: 2015 (19.6%), 2016 (10.2%), and 2017 (70.2%).
(B)    LTV is generally based on the initial loan amount divided by the as-is appraised value as of the date the loan was originated.

The following table details our quarterly loan activity (dollars in thousands):

	Three Months Ended				Year Ended
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018	December 31, 2018	December 31, 2017
Loan originations	$411,425	$728,713	$680,500	$907,982	$2,728,620	$1,476,075
Loan fundings(A)	$421,056	$590,441	$698,047	$855,369	$2,564,913	$1,294,700
Loan repayments(B)	(35,000)	(14,503)	(281,436)	(110,840)	(441,779)	(68,015)
Net fundings	386,056	575,938	416,611	744,529	2,123,134	1,226,685
Loan participations sold	—	—	—	—	—	(81,472)
Non-consolidated senior interest	—	—	—	—	—	(60,991)
Total activity	$386,056	$575,938	$416,611	$744,529	$2,123,134	$1,084,222

(A)	Includes initial funding of new loans and additional fundings made under existing loans. Excludes fundings on loan participations sold.

(B)	Includes 100.0% of the proceeds from the repayment of one of the mezannine loans held within our commercial mezzanine loan joint venture during the year ended December 31, 2018.

The following table details overall statistics for our loan portfolio as of December 31, 2018 (dollars in thousands):

		Total Loan Exposure(A)
	Balance Sheet Portfolio	Total Loan Portfolio	Floating Rate Loans	Fixed Rate Loans
Number of loans	41	41	35	6
Principal balance	$4,026,713	$4,093,868	$4,067,638	$26,230
Carrying value	$4,001,820	$4,068,975	$4,042,745	$26,230
Unfunded loan commitments(B)	$419,485	$419,485	$419,485	$—
Weighted-average cash coupon(C)	6.0%	6.0%	L + 3.5%	10.6%
Weighted-average all-in yield(C)	6.5%	6.5%	L + 3.9%	11.4%
Weighted-average maximum maturity (years)(D)	3.7	3.7	3.7	5.2
LTV(E)	68%	69%	68%	72%

(A)
In certain instances, we finance our loans through the non-recourse sale of a senior interest that is not included in our condensed consolidated financial statements. Total loan exposure includes the entire loan we originated and financed, including $67.2 million of such non-consolidated interests that are not included within our balance sheet portfolio.

(B)
Unfunded commitments will primarily be funded to finance property improvements or lease-related expenditures by the borrowers. These future commitments will be funded over the term of each loan, subject in certain cases to an expiration date.

(C)
As of December 31, 2018, 100.0% of floating rate loans by principal balance are indexed to one-month USD LIBOR. In addition to cash coupon, all-in yield includes the amortization of deferred origination fees, loan origination costs and purchase discounts. Cash coupon and all-in yield for the total portfolio assume applicable floating benchmark rates as of December 31, 2018. L = one-month USD LIBOR rate; spot rate of 2.50% included in portfolio-wide averages represented as fixed rates.

(D)
Maximum maturity assumes all extension options are exercised by the borrower; however, our loans may be repaid prior to such date. As of December 31, 2018, based on total loan exposure, 75.7% of our loans were subject to yield maintenance or other prepayment restrictions and 24.3% were open to repayment by the borrower without penalty.

(E)	Based on LTV as of the dates loans were originated or acquired by us.

The table below sets forth additional information relating to our portfolio as of December 31, 2018 (dollars in millions):

	Investment(A)	Investment Date	Committed Principal Amount	Current Principal Amount	Net Equity(B)	Location	Property Type	Coupon(C)(D)	Max Remaining Term (Years)(C)(E)	LTV(C)(F)
	Senior Loans(G)
1	Senior Loan	5/9/2018	$350.0	$255.2	$151.5	Queens, NY	Office	L + 3.3%	4.4	71%
2	Senior Loan	7/31/2018	341.0	335.5	82.0	Atlanta, GA / Tampa, FL	Multifamily	L + 3.2	4.6	75
3	Senior Loan	8/4/2017	239.2	170.7	59.4	New York, NY	Condo (Residential)	L + 4.8	1.6	62
4	Senior Loan	12/20/2018	234.5	182.2	43.2	New York, NY	Multifamily	L + 3.6	5.0	70
5	Senior Loan	5/23/2018	213.7	195.4	32.3	Boston, MA	Office	L + 2.4	4.4	69
6	Senior Loan	11/13/2017	181.8	159.2	41.1	Minneapolis, MN	Office	L + 3.8	3.9	75
7	Senior Loan	9/13/2018	172.0	162.1	36.5	Seattle, WA	Office	L + 3.7	4.8	65
8	Senior Loan	9/9/2016	168.0	159.5	41.7	San Diego, CA	Office	L + 4.2	2.8	71
9	Senior Loan	6/19/2018	165.0	143.1	26.4	Philadelphia, PA	Office	L + 2.5	4.5	71
10	Senior Loan	12/5/2018	163.0	148.0	20.6	New York, NY	Multifamily	L + 2.6	4.9	67
11	Senior Loan	4/11/2017	162.1	140.8	40.7	Irvine, CA	Office	L + 3.9	3.3	62
12	Senior Loan	10/26/2015	155.0	125.0	49.4	Portland, OR	Retail	L + 5.5	1.8	61
13	Senior Loan	10/23/2017	150.0	147.8	39.7	North Bergen, NJ	Multifamily	L + 4.3	3.8	57
14	Senior Loan	11/9/2018	150.0	140.0	27.3	Fort Lauderdale, FL	Hospitality	L + 2.9	4.9	62
15	Senior Loan	11/7/2018	135.0	122.0	52.7	West Palm Beach, FL	Multifamily	L + 2.9	4.9	73
16	Senior Loan	3/30/2017	132.3	116.5	35.2	Brooklyn, NY	Office	L + 4.4	3.3	68
17	Senior Loan	8/15/2017	119.0	99.8	13.8	Atlanta, GA	Office	L + 3.0	3.7	66
18	Senior Loan	9/14/2016	103.5	96.8	23.8	Crystal City, VA	Office	L + 4.5	2.8	59
19	Senior Loan	11/20/2018	103.5	81.8	20.9	San Diego, CA	Multifamily	L + 3.2	4.9	74
20	Senior Loan	9/7/2018	93.0	93.0	58.5	Seattle, WA	Multifamily	L + 2.6	4.7	79
21	Senior Loan	3/8/2018	89.0	87.1	14.4	Westbury, NY	Multifamily	L + 3.1	4.3	69
22	Senior Loan	3/29/2018	86.0	86.0	14.1	New York, NY	Multifamily	L + 2.6	4.3	48
23	Senior Loan	2/28/2017	85.9	82.9	15.7	Denver, CO	Multifamily	L + 3.8	3.2	75
24	Senior Loan	8/4/2017	81.0	81.0	17.3	Denver, CO	Multifamily	L + 4.0	3.6	73
25	Senior Loan	3/20/2018	80.7	80.7	18.6	Seattle, WA	Office	L + 3.6	4.3	65
26	Senior Loan	3/28/2018	80.0	71.1	12.0	Orlando, FL	Multifamily	L + 2.8	4.3	70
27	Senior Loan	10/30/2018	77.0	77.0	12.5	Philadelphia, PA	Multifamily	L + 2.7	4.9	73
28	Senior Loan	1/16/2018	75.5	70.3	14.9	St Paul, MN	Office	L + 3.6	4.1	73
29	Senior Loan	7/21/2017	75.1	62.3	13.5	Queens, NY	Industrial	L + 3.7	3.6	72
30	Senior Loan	10/7/2016	74.5	73.2	15.8	New York, NY	Multifamily	L + 4.4	2.8	68
31	Senior Loan	7/24/2018	74.5	69.3	34.8	Atlanta, GA	Industrial	L + 2.7	4.6	74
32	Senior Loan	5/12/2017	61.9	56.3	14.2	Atlanta, GA	Office	L + 4.0	3.4	71
33	Senior Loan	5/19/2016	55.0	53.9	12.0	Nashville, TN	Office	L + 4.3	3.0	70
34	Senior Loan	10/9/2018	45.0	42.0	7.8	Queens, NY	Multifamily	L + 2.8	4.9	70
	Total/Weighted Average Senior Loans Unlevered		$4,572.7	$4,067.6	$1,114.4			L + 3.5%	4.0	68%
	Mezzanine Loans
1-6	Other Mezzanine Loans	Various(H)	26.2	26.2	26.2	Various	Various	10.6	6.4	72
	Total/Weighted Average Mezzanine Loans Unlevered		$26.2	$26.2	$26.2			10.6%	6.4	72%
	CMBS B-Pieces
1	CMBS B-Piece	2/10/2016	$—	$—	$6.9	Various	Various	1.4%	7.3	64%
2	CMBS B-Piece	5/21/2015	34.9	34.9	3.1	Various	Various	3.0	6.6	65
3	RECOP(I)	2/13/2017	40.0	29.6	29.6	Various	Various	4.6	9.9	58
	Total/Weighted Average CMBS B-Pieces Unlevered		$74.9	$64.6	$39.6			3.9%	9.2	60%

*	Numbers presented may not foot due to rounding.

(A)	Our total portfolio represents the current principal amount on senior and mezzanine loans and the net equity of our CMBS B-Piece investments.

(B)	Net equity reflects (i) the amortized cost basis of our loans, net of borrowings; (ii) the cost basis of our CMBS B-Pieces, net of VIE liabilities; and (iii) the cost basis of our investment in RECOP.

(C)
Weighted average is weighted by current principal amount for our senior and mezzanine loans and by net equity for our CMBS B-Pieces. Weighted average coupon calculation includes one-month USD LIBOR for floating-rate mezzanine loans.

(D)	L = one-month USD LIBOR rate; spot rate of 2.50% included in portfolio-wide averages represented as fixed rates.

(E)	Max remaining term (years) assumes all extension options are exercised, if applicable.

(F)
For senior loans, loan-to-value ratio ("LTV") is based on the initial loan amount divided by the as-is appraised value as of the date the loan was originated; for Senior Loan 3, LTV is based on the current principal amount divided by the adjusted appraised gross sellout value net of sales cost; for Senior Loan 4, LTV is based on the initial loan amount divided by the appraised bulk sale value assuming a condo-conversion and no renovation; for mezzanine loans, LTV is based on the current balance of the whole loan dividend by the as-is appraised value as of the date the loan was originated; for CMBS B-Pieces, LTV is based on the weighted average LTV of the underlying loan pool at issuance.

(G)
Senior loans include senior mortgages and similar credit quality investments, including junior participations in our originated senior loans for which we have syndicated the senior participations and retained the junior participations for our portfolio.

(H)	Includes investments ranging from December 8, 2014 through November 30, 2015.

(I)
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

(dollars in thousands)	December 31, 2018
Risk Rating	Number of Loans	Net Book Value	Total Loan Exposure(A)
1	—	$—	$—
2	8	466,742	468,860
3	33	3,535,078	3,625,008
4	—	—	—
5	—	—	—
	41	$4,001,820	$4,093,868

(dollars in thousands)	September 30, 2018
Risk Rating	Number of Loans	Net Book Value	Total Loan Exposure(A)
1	—	$—	$—
2	8	446,525	448,821
3	27	2,815,353	2,899,972
4	—	—	—
5	—	—	—
	35	$3,261,878	$3,348,793

(A)
In certain instances, we finance our loans through the non-recourse sale of a senior interest that is not included in our condensed consolidated financial statements. Total loan exposure includes the entire loan we originated and financed, including $67.2 million and $66.6 million of such non-consolidated interests as of December 31, 2018 and September 30, 2018, respectively.

As of December 31, 2018, the average risk rating of KREF's portfolio was 2.9 (Average Risk), weighted by investment carrying value, with 100% of commercial mortgage loans held-for-investment, rated 3 (Average Risk) or better by our Manager as compared to 2.9 (Average Risk) as of December 31, 2017. As of December 31, 2018, September 30, 2018 and December 31, 2017, no investments were rated 5 (Impaired/Loss Likely).

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

As of December 31, 2018, one underlying loan representing 1.89% of one of the CMBS pools was delinquent greater than 60 days.

Portfolio Financing

Our portfolio financing arrangements include master repurchase agreements, asset specific financing, term loan financing, revolving credit agreements, collateralized loan obligations, loan participations sold and non-consolidated senior interests.

In 2018, the Company significantly diversified its financing sources, especially those sources that provide non-mark-to-market financing, reducing our exposure to market volatility. Our non-mark-to-market financing as of December 31, 2018 represented 60% of our portfolio financing based on outstanding principal balance, primarily as a result of our asset based financing, term loan facility and collateralized loan obligations.

The following table summarizes our portfolio financing (dollars in thousands):

	Portfolio Financing Outstanding Principal Balance
	December 31, 2018	December 31, 2017
Master repurchase agreements	$1,157,261	$964,800
Asset specific financing	60,000	—
Term loan financing	748,414	—
Revolving credit agreements	—	—
Collateralized loan obligations	810,000	—
Loan participations sold	85,880	82,000
Non-consolidated senior interests	67,155	62,952
Total portfolio financing	$2,928,710	$1,109,752

Secured Financing Agreements

The following table details our secured financing agreements (dollars in thousands):

	December 31, 2018
	Maximum	Collateral	Secured Financing Borrowings
Lender	Facility Size(A)	Assets(B)	Potential(C)	Outstanding	Available
Master Repurchase Agreements
Wells Fargo	$1,000,000	$735,750	$551,812	$512,298	$39,514
Goldman Sachs	400,000	465,764	354,110	342,368	11,742
Morgan Stanley(D)	600,000	448,444	310,090	302,595	7,495
Asset Specific Financing
BMO Facility	200,000	81,779	65,423	60,000	5,423
Term Loan Facility	1,000,000	941,905	782,051	748,414	33,637
	$3,200,000	$2,673,642	$2,063,486	$1,965,675	$97,811

(A)	Maximum facility size represents the largest amount of borrowings available under a given facility once sufficient collateral assets have been approved by the lender and pledged by us.

(B)	Represents the principal balance of the collateral assets.

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

Each of our existing master repurchase facilities includes "credit mark" features. "Credit mark" provisions in repurchase facilities are designed to keep the lenders' credit exposure constant as a percentage of the underlying collateral value of the assets pledged as security to them. If the underlying collateral value decreases, the gross amount of leverage available to us will be reduced as our assets are marked to market, which would reduce our liquidity. The lender under the applicable repurchase facility sets the valuation and any revaluation of the collateral assets in its sole, good faith discretion. As a contractual matter, the lender has the right to reset the value of the assets at any time based on then-current market conditions, but the market convention is to reassess valuations on a monthly, quarterly and annual basis using the financial information delivered pursuant to the facility documentation regarding the real property, borrower and guarantor under such underlying loans. Generally, if the lender determines (subject to certain conditions) that the market value of the collateral in a repurchase transaction has decreased by more than a defined minimum amount, the lender may require us to provide additional collateral or lead to margin calls that may require us to repay all or a portion of the funds advanced. We closely monitor our liquidity and intend to maintain sufficient liquidity on our balance sheet in order to meet any margin calls in the event of any significant decreases in asset values. As of December 31, 2018 and December 31, 2017, the weighted average haircut under our repurchase agreements was 25.8% and 32.9%, respectively (or 23.4% and 27.3%, respectively, if we had borrowed the maximum amount approved by its repurchase agreement counterparties as of such dates). In addition, our existing master repurchase facilities are not entirely term-matched financings and may mature before our CRE debt investments that represent underlying collateral to those financings. As we negotiate renewals and extensions of these liabilities, we may experience lower advance rates and higher pricing under the renewed or extended agreements.

Asset Specific Financing

In August 2018, KREF entered into a $200.0 million loan financing facility with BMO Harris Bank (“BMO Facility”). The facility provides asset-based financing on a non-mark-to-market basis with matched-term up to five years with partial recourse to KREF. As of December 31, 2018, there was $60.0 million outstanding on this facility. In connection with this facility, and in consideration for structuring and sourcing this arrangement, KREF will pay KKR Capital Markets ("KCM"), an affiliate of the Manager, a structuring fee equal to 0.35% of the respective committed loan advances under the agreement.

Term Loan Financing

In connection with our efforts to diversify our financing sources, further expand our non-mark-to-market borrowing base and reduce our exposure to market volatility, we entered into a term loan financing agreement in April 2018 with third party lenders for an initial borrowing capacity of $200.0 million that was increased to $1,000.0 million as of December 31, 2018 (“Term Loan Facility”). The facility provides us with asset-based financing on a non-mark-to-market basis with matched term up to five years and is non-recourse to the Company. Borrowings under the facility are collateralized by senior loans, held-for-investment, and bear interest equal to one-month LIBOR plus a margin. As of December 31, 2018, the weighted average margin and interest rate on the facility were 1.4% and 3.9%, respectively. KREF will pay KCM a structuring fee equal to 0.75% of the respective committed loan advances.
The following table summarizes our borrowings under the Term Loan Facility (dollars in thousands):

	December 31, 2018
Term Loan Facility	Count	Outstanding Face Amount	Carrying Value	Wtd. Avg. Yield/Cost(A)	Guarantee(B)	Wtd. Avg. Term(C)
Collateral assets	10	$941,905	$933,179	L + 3.1%	n.a.	August 2023
Financing provided	n.a.	748,414	742,959	L + 1.8%	n.a.	August 2023

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

Revolving Credit Agreement

In December 2018, the Company entered into a $100.0 million unsecured corporate revolving credit facility (“Revolver”) administered by Morgan Stanley Senior Funding, Inc. (“Morgan Stanley Senior Funding”). We may use our Revolver as a source of financing, which is designed to provide short-term liquidity to purchase loans or other eligible assets, pay operating expenses, and borrow amounts for general corporate purposes. Borrowings under the Revolver are full recourse to certain guarantor wholly-owned subsidiaries of the Company. Borrowings under the Revolver bear interest at a per annum rate equal to the sum of (i) a floating rate index and (ii) a fixed margin. There were no borrowings outstanding under the Revolver as of December 31, 2018.

Collateralized Loan Obligations

In November 2018, the Company financed a pool of loan participations (“Loan Participations”) from our existing loan portfolio through a managed collateralized loan obligation ("CLO" or "KREF 2018-FL1"). The CLO provides the Company with match-term financing on a non-mark-to-market and non-recourse basis. The CLO has a two-year reinvestment feature that allows principal proceeds of the collateral assets to be reinvested in qualifying replacement assets, subject to the satisfaction of certain conditions set forth in the indenture.

The following table outlines KREF 2018-FL1 collateral assets and respective borrowing as of December 31, 2018.

	December 31, 2018
Collateralized Loan Obligation	Count	Face Amount	Carrying Value	Wtd. Avg. Yield/Cost(B)	Wtd. Avg. Term(C)
Collateral assets(A)	24	$1,000,000	$1,000,000	L + 3.5%	December 2022
Financing provided	1	810,000	800,346	L + 1.8%	June 2036

(A)	Represents 24.8% of the face amount of the Company's senior loans as of December 31, 2018. As of December 31, 2018, 100% of the Company's loans financed through the CLO are floating rate loans.

(B)	Yield is based on cash coupon. Financing cost includes amortization of deferred financing costs incurred in connection with the CLO.

(C)
Loan term represents weighted-average final maturity, assuming extension options are exercised by the borrower. Repayments of CLO notes are dependent on timing of related collateral loan asset repayments post reinvestment period. The term of the CLO notes represents the rated final distribution date.

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

The following table details our loan participations sold (dollars in thousands):

	December 31, 2018
Loan Participations Sold	Count	Principal Balance	Carrying Value	Yield/Cost(A)	Guarantee(B)	Term
Total loan	1	$99,757	$99,368	L + 3.0%	n.a.	September 2022
Senior participation(C)	1	85,880	85,465	L + 1.8%	n.a.	September 2022

(A)	Our floating rate loans and related liabilities were indexed to one-month LIBOR. Our net interest rate exposure is in direct proportion to our net assets.

(B)	As of December 31, 2018, our loan participation sold was subject to partial recourse of $10.0 million, which amount may be reduced to zero upon achievement of certain property performance metrics.

(C)
During the year ended December 31, 2018, we recorded $3.3 million of interest income and $3.3 million of interest expense related to the loan participation we sold, but continue to consolidate under GAAP.

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

The following table details the subordinate interests retained on our balance sheet and the related non-consolidated senior interests as of December 31, 2018 (dollars in thousands):

	December 31, 2018
Non-Consolidated Senior Interests	Count	Principal Balance	Carrying Value	Yield/Cost(A)	Guarantee	Term
Total loan	1	$82,905	n.a.	L + 3.8%	n.a.	March 2022
Senior participation	1	67,155	n.a.	L + 2.1%	n.a.	March 2022

(A)	Our floating rate loans and related liabilities were indexed to one-month LIBOR. Our net interest rate exposure is in direct proportion to our net assets.

Convertible Notes

We may issue convertible debt to take advantage of favorable market conditions. In May 2018, we issued $143.75 million of 6.125% Convertible Notes due on May 15, 2023. The Notes bear interest at a rate of 6.125% per year, payable semi-annually in arrears on May 15 and November 15 of each year, beginning on November 15, 2018. The Convertible Notes mature on May 15, 2023, unless earlier repurchased or converted. Refer to Notes 2 and 6 to our consolidated financial statements for additional discussion of our Convertible Notes.

Borrowing Activities

The following tables provide additional information regarding our borrowings (dollars in thousands):

		Year Ended
		December 31, 2018
	Outstanding Face Amount at December 31, 2018	Average Daily Amount Outstanding(A)	Maximum Amount Outstanding	Weighted Average Daily Interest Rate
Wells Fargo	$512,298	$605,034	$791,297	3.9%
Goldman Sachs	342,368	182,535	342,368	4.1
Morgan Stanley	302,595	455,533	564,525	4.2
BMO Facility	60,000	63,036	115,040	3.9
Revolver	—	—	—	—
Term Loan Facility	748,414	528,871	782,483	3.6
Total/Weighted Average	$1,965,675	$1,639,377		3.9%

(A)     Represents the average for the period the debt was outstanding.

	Average Daily Amount Outstanding(A)
	Three Months Ended
	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
Wells Fargo	$676,384	$639,568	$599,425	$502,467
Goldman Sachs	263,936	235,135	160,091	68,250
Morgan Stanley	446,823	429,275	498,467	447,869
BMO Facility	63,036	—	—	—
Barclays	—	—	—	—
Revolver	—	—	—	—
Term Loan Facility	681,673	550,307	325,961	—

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

•
a minimum consolidated tangible net worth covenant (75.0% of the aggregate net cash proceeds of any equity issuances made and any capital contributions received by us and KKR Real Estate Finance Holdings L.P. (our "Operating Partnership") or approximately $800.0 million;

•	a cash liquidity covenant (the greater of $10.0 million or 5.0% of our recourse indebtedness);

•	a total indebtedness covenant (75.0% of our total assets, net of VIE liabilities);

As of December 31, 2018, we were in compliance with the covenants of our repurchase facilities.

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

Results of Operations

The following table summarizes the changes in our results of operations for the year ended December 31, 2018, 2017 and 2016 (dollars in thousands, except per share data):

	For the Year Ended December 31,		Increase (Decrease)		For the Year Ended December 31,		Increase (Decrease)
	2018	2017	Dollars	Percentage	2017	2016	Dollars	Percentage
Net Interest Income
Interest income	$183,575	$83,145	$100,430	120.8%	$83,145	$32,659	$50,486	154.6%
Interest expense	85,017	21,224	63,793	300.6	21,224	7,432	13,792	185.6
Total net interest income	98,558	61,921	36,637	59.2	61,921	25,227	36,694	145.5
Other Income
Realized gain on sale of investments	13,000	—	13,000	100.0	—	285	(285)	(100.0)
Change in net assets related to CMBS consolidated variable interest entities	2,588	15,845	(13,257)	(83.7)	15,845	15,461	384	2.5
Income from equity method investments	3,065	875	2,190	250.3	875	—	875	100.0
Other income	1,440	968	472	48.8	968	222	746	336.0
Total other income (loss)	20,093	17,688	2,405	13.6	17,688	15,968	1,720	10.8
Operating Expenses
General and administrative	7,812	4,936	2,876	58.3	4,936	2,270	2,666	117.4
Management fees to affiliate	16,346	13,492	2,854	21.2	13,492	5,934	7,558	127.4
Incentive compensation to affiliate	4,756	—	4,756	100.0	—	365	(365)	(100.0)
Total operating expenses	28,914	18,428	10,486	56.9	18,428	8,569	9,859	115.1
Income (Loss) Before Income Taxes, Noncontrolling Interests and Preferred Dividends	89,737	61,181	28,556	46.7	61,181	32,626	28,555	87.5
Income tax (benefit) expense	(70)	1,102	(1,172)	(106.4)	1,102	354	748	211.3
Net Income (Loss)	89,807	60,079	29,728	49.5	60,079	32,272	27,807	86.2
Redeemable Noncontrolling Interests in Income (Loss) of Consolidated Joint Venture	63	216	(153)	(70.8)	216	302	(86)	(28.5)
Noncontrolling Interests in Income (Loss) of Consolidated Joint Venture	—	801	(801)	(100.0)	801	813	(12)	(1.5)
Net Income (Loss) Attributable to KKR Real Estate Finance Trust Inc. and Subsidiaries	89,744	59,062	30,682	51.9	59,062	31,157	27,905	89.6
Preferred Stock Dividends and Redemption Value Adjustment	2,451	244	2,207	904.5	244	16	228	1,425.0
Net Income (Loss) Attributable to Common Stockholders	$87,293	$58,818	$28,475	48.4%	$58,818	$31,141	$27,677	88.9%
Net Income (Loss) Per Share of Common Stock
Basic	$1.58	$1.30	$0.28	21.5%	$1.30	$1.61	$(0.31)	(19.3)%
Diluted	$1.58	$1.30	$0.28	21.5%	$1.30	$1.61	$(0.31)	(19.3)%
Dividends Declared per Share of Common Stock	$1.69	$1.62	$0.07	4.3%	$1.62	$1.22	$0.40	32.8%

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

Net Interest Income

Net interest income increased $36.6 million during the year ended December 31, 2018, compared to the year ended December 31, 2017. The increase was primarily due to the increase in the weighted-average principal balance of our loan portfolio by $1.6 billion for the year ended December 31, 2018, compared to the year ended December 31, 2017, as a result of our continuing capital deployment and scaling our portfolio. We also recognized $3.0 million of nonrecurring prepayment fee income during the year ended December 31, 2018, compared to $1.1 million during the year ended December 31, 2017. Interest income also included $10.5 million in amortization of net deferred loan fees and origination discounts during the year ended December 31, 2018, compared to $3.6 million during the year ended December 31, 2017. The increase in interest income was partially offset by an increase in interest expense incurred on our secured financing agreements as we increased our financing sources and borrowings to fund loan originations, the weighted-average principal balance of our borrowings increased by $1.1 billion for the year ended December 31, 2018, compared to the year ended December 31, 2017.

Other Income

Total other income increased $2.4 million during the year ended December 31, 2018, compared to the year ended December 31, 2017, primarily attributable to a $2.1 million increase in income from equity method investment as we continued to fund the existing commitment to RECOP during 2018. Additionally, income on CMBS B- Pieces decreased by $13.3 million, partially offset by a $13.0 million realized gain from the sale of CMBS B-Pieces in May 2018.

Operating Expenses

Total operating expenses increased $10.5 million during the year ended December 31, 2018, compared to the year ended December 31, 2017. This increase is primarily due to $4.8 million of incentive compensation recorded during year ended December 31, 2018, while the Company did not generate incentive fees during the year ended December 31, 2017. Additionally, the increase in total operating expenses is attributed to (i) increased management fees of $2.9 million during the year ended December 31, 2018, compared to the year ended December 31, 2017, primarily resulting from an increase in our equity from public offerings of 5.5 million of our common shares in 2018 (ii) increase in our stock-based compensation of $1.9 million during the year ended December 31, 2018, compared to the year ended December 31, 2017, and (iii) an additional $0.9 million of general and administrative expenses during the year ended December 31, 2018, primarily consisting of legal, audit, insurance, information technology, and other increased costs as we continue to scaled our portfolio operations.

The following tables provide additional information regarding total operating expenses (dollars in thousands):

	Three Months Ended
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018	December 31, 2017
Professional services	$713	$959	$666	$604	$838
Operating and other costs	932	454	692	819	819
Stock-based compensation	1,018	273	295	387	25
Total general and administrative expenses	2,663	1,686	1,653	1,810	1,682
Management fees to affiliate	3,939	3,913	4,164	4,330	3,979
Incentive compensation to affiliate	—	—	3,286	1,470	—
Total operating expenses	$6,602	$5,599	$9,103	$7,610	$5,661

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

Net Interest Income

Compared to the year ended December 31, 2016, net interest income increased $36.7 million during the year ended December 31, 2017. The increase was primarily due to the increase in the weighted-average principal balance of our loan portfolio by $0.7 billion for the year ended December 31, 2017, compared to the year ended December 31, 2016, as a result of our continuing capital deployment and scaling our portfolio. In addition, interest income included $3.6 million in amortization of net deferred loan fees and origination discounts during the year ended December 31, 2017, compared to $1.0 million during the year ended December 31, 2016. During the year ended December 31, 2017, loan and preferred interest repayments of $70.9 million partially offset the increase in interest income by $3.5 million compared to the year ended December 31, 2016. The increase in interest income in the year ended December 31, 2017 was partially offset by an increase in interest expense incurred on our secured financing agreements as we increased our borrowings to fund loan originations.

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

Operating Expenses

Total operating expenses increased $9.9 million during the year ended December 31, 2017, as compared to the year ended December 31, 2016. This increase is primarily attributed to increased management fees of $7.6 million, resulting from an increase in our equity from the private placement of our common stock and our IPO, as well as an additional $2.7 million of general and administrative expenses during the year ended December 31, 2017, primarily consisting of legal, audit, insurance, information technology, and other increased costs as we scaled our portfolio and became a public company. This increase was partially offset by decreased incentive compensation expense payable to our Manager resulting from the time required to invest our proceeds received from equity issuances.

Liquidity and Capital Resources

Overview

Our primary liquidity needs include: our ongoing commitments to repay the principal and interest on our borrowings and pay other financing costs; financing our assets; meeting future funding obligations; making distributions to our stockholders; funding our operations, which includes making payments to our Manager in accordance with the management agreement; and satisfying other general business needs.

Our primary sources of liquidity and capital sources from our inception through December 31, 2018, have been derived from: $1,168.6 million in net proceeds from equity issuances; $1,217.3 million in net advances from our repurchase facilities; $800.3 million in net proceeds from collateralized loan obligations; $152.4 million in proceeds from syndicated financing; $138.7 million in net proceeds from issuance of convertible notes; and cash flows from operations. We may seek additional sources of liquidity from repurchase facilities, syndicated financing, other borrowings (including borrowings not related to a specific investment) and future offerings of equity and debt securities. In addition, we may apply our existing cash and cash equivalents and cash flows from operations to any liquidity needs. As of December 31, 2018, our cash and cash equivalents were $86.5 million.

See Notes 4, 5, 6, 7 and 9 to our condensed consolidated financial statements for additional details regarding our secured financing agreements, collateralized loan obligations, convertible notes, loan participation sold and stock issuances.

Debt-to-Equity Ratio and Total Leverage Ratio

The following table presents our debt-to-equity ratio and total leverage ratio:

	December 31, 2018	December 31, 2017
Debt-to-equity ratio(A)	1.1x	0.8x
Total leverage ratio(B)	2.6x	1.0x

(A)	Represents (i) total outstanding secured debt agreements (excluding non-recourse term loan facility) and convertible notes, less cash to (ii) total stockholders’ equity, in each case, at period end.

(B)
Represents (i) total outstanding secured debt agreements, convertible notes, loan participations sold, non-consolidated senior interests, and collateralized loan obligation, less cash to (ii) total stockholders’ equity, in each case, at period end.

Sources of Liquidity

Our primary sources of liquidity include cash and cash equivalents and available borrowings under our secured financing agreements. Amounts available under these sources as of the date presented are summarized in the following table (dollars in thousands):

	December 31, 2018	December 31, 2017
Cash and cash equivalents	$86,531	$103,120
Available borrowings under master repurchase agreements	58,751	65,555
Available borrowings under asset specific financing	5,423	—
Available borrowings under revolving credit agreements	100,000	75,000
Available borrowings under term loan financing facility	33,637	—
Loan principal payments receivable, net(A)	—	4,557
	$284,342	$248,232

(A)
Represents loan principal paid by the borrower to our third-party servicer, but not yet received by us as of December 31, 2018 and December 31, 2017. We generally receive these loan principal repayments from our third-party servicer in the following month's remittance, net of amounts we repay under our financing agreements.

In addition to our primary sources of liquidity, we have access to further liquidity through public offerings of debt and equity securities. Our existing loan portfolio also provides us with liquidity as loans are repaid or sold, in whole or in part, and the proceeds from repayment become available for us to invest.

Cash Flows

The following table sets forth changes in cash and cash equivalents for the years ended December 31, 2018, 2017, and 2016 (dollars in thousands):

	For the Year Ended December 31,
	2018	2017	2016
Cash Flows From Operating Activities	$76,830	$53,801	$25,406
Cash Flows From Investing Activities	(1,997,213)	(1,083,677)	(456,448)
Cash Flows From Financing Activities	1,903,394	1,037,050	500,602
Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	$(16,989)	$7,174	$69,560

Cash Flows from Operating Activities

Our cash flows from operating activities were primarily driven by our net interest income, which is driven by the income generated by our investments less financing costs. The following table sets forth interest received by, and paid for, our investments for the years ended December 31, 2018, 2017 and 2016 (dollars in thousands):

	For the Year Ended December 31,
	2018	2017	2016
Interest Received:
Senior and mezzanine loans	$157,626	$69,835	$25,327
CMBS B-Pieces	6,004	12,660	11,787
Preferred equity interest	—	1,986	2,182
	163,630	84,481	39,296
Interest Paid:
Borrowings secured by senior loans	66,775	17,322	5,546
Net interest collections	$96,855	$67,159	$33,750

Our net interest collections were partially offset by cash used to pay management and incentive fees, as follows (dollars in thousands):

	For the Year Ended December 31,
	2018	2017	2016
Management Fees to affiliate	$15,773	$11,317	$5,082
Incentive Fees to affiliate	4,756	—	496
Net decrease in cash and cash equivalents	$20,529	$11,317	$5,578

Cash Flows from Investing Activities

Our cash flows from investing activities were primarily driven by cash outflows to fund new loan originations and our commitments under existing loan investments. During the year ended December 31, 2018, we funded $2,540.7 million of senior loans and received $446.3 million of principal repayments on certain loans. We also made a net investment in CMBS, held through an equity method investee, of $15.6 million. In April 2018, we sold four of our five CMBS trusts for net proceeds of $112.7 million.  During the year ended December 31, 2017, we funded or purchased $1,201.8 million of senior and mezzanine loans, received $61.0 million from the sale of a commercial mortgage loan and received $70.9 million of principal repayments on certain mezzanine loans, and our preferred equity interests. We also made a net investment in CMBS, held through an equity method investee, of $13.8 million. During the year ended December 31, 2016, we funded or purchased $448.3 million, $36.4 million and $10.2 million of senior and mezzanine loans, CMBS and preferred equity interests, respectively, and we received $7.4 million and $31.5 million of principal repayments and sales proceeds on certain mezzanine loans, respectively.

Cash Flows from Financing Activities

Our cash flows from financing activities were primarily driven by proceeds from borrowings under repurchase agreements and other financing arrangements of $2,311.1 million and $810.0 million from the issuance of our collateralized loan obligation during the year ended December 31, 2018. Additionally, we completed a $143.8 million Convertible Notes offering and two common stock public offerings which resulted in net proceeds of $139.4 million and $108.2 million, respectively, during the year ended December 31, 2018. These inflows were partially offset by principal repayments of $1,314.8 million on borrowings under secured financing agreements and payments of $89.2 million in dividends during the year ended December 31, 2018. During the years ended December 31, 2017 and 2016, our cash flows from financing activities were primarily driven by proceeds from borrowings under repurchase agreements of $984.2 million and $520.4 million, respectively, as well as net proceeds from the issuance of our common stock of $581.3 million and $210.0 million, respectively. During the years ended December 31, 2017 and 2016, we made principal payments on our repurchase agreements of $460.4 million and $198.7 million, respectively. As a result of the payment of common and preferred stock dividends, our cash flows from financing activities decreased by $50.7 million and $21.9 million during the years ended December 31, 2017 and 2016, respectively.

Contractual Obligations and Commitments

The following table presents our contractual obligations and commitments (including interest payments) as of December 31, 2018 (dollars in thousands):

	Total	Less than 1 year	1 to 3 years	3 to 5 years	Thereafter
Recourse Obligations:
Master Repurchase Facilities(A)
Wells Fargo	$577,816	$21,819	$43,699	$512,298	$—
Goldman Sachs	387,304	14,965	372,339	—	—
Morgan Stanley	344,780	14,049	330,731	—	—
Asset Specific Financing
BMO Facility	67,357	2,450	64,907	—	—
Total secured financing agreements	1,377,257	53,283	811,676	512,298	—
Convertible Notes	178,993	8,805	17,633	152,555	—
Future funding obligations(B)	419,485	218,132	201,353	—	—
RECOP commitment(C)	10,389	10,389	—	—	—
Revolver(D)	—	—	—	—	—
Total recourse obligations	1,986,124	290,609	1,030,662	664,853	—
Non-Recourse Obligations:
Collateralized Loan Obligations	970,267	32,036	64,159	32,036	842,036
Term Loan Financing	835,773	29,093	806,680	—	—
CMBS(E)	1,364,415	59,386	168,423	121,858	1,014,748
Total	$5,156,579	$411,124	$2,069,924	$818,747	$1,856,784

(A)
The allocation of repurchase facilities is based on the current maturity date of each individual borrowing under the facilities. The amounts include the related future interest payment obligations, which are estimated by assuming the amounts outstanding under our repurchase facilities and the interest rates in effect as of December 31, 2018 will remain constant into the future. This is only an estimate, as actual amounts borrowed and rates may vary over time. Amounts borrowed are subject to a maximum 25.0% recourse limit.

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

(C)	Amounts committed to invest in an aggregator vehicle alongside RECOP, which has a two-year investment period ending April 2019.

(D)	Any amounts borrowed unsecured and full recourse to certain subsidiaries of KREF.

(E)	Amounts relate to VIE liabilities that represent securities not beneficially owned by our stockholders.

We are required to pay our Manager a base management fee, an incentive fee and reimbursements for certain expenses pursuant to our management agreement. The table above does not include the amounts payable to our Manager under our management agreement as they are not fixed and determinable. See Note 12 to our consolidated financial statements included in this Form 10-K for additional terms and details of the fees payable under our management agreement.

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

Subsequent Events

Our subsequent events are detailed in Note 15 to our consolidated financial statements

Off-Balance Sheet Arrangements

As described in Note 7 to our consolidated financial statements, we have off-balance sheet arrangements related to VIEs that we account for using the equity method of accounting and in which we hold an economic interest or have a capital commitment. Our maximum risk of loss associated with our interests in these VIEs is limited to the carrying value of our investment in the entity and any unfunded capital commitments. As of December 31, 2018, we held $30.7 million of interests in such entities, which does not include a remaining commitment of $10.4 million to RECOP that we are required to fund when called.

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

We consider loans to be past due when a monthly payment is due and unpaid for 60 days or more. Loans are placed on nonaccrual status and considered non-performing when full payment of principal and interest is in doubt, which generally occurs when principal or interest is 120 days or more past due unless the loan is both well secured and in the process of collection. We may return a loan to accrual status when repayment of principal and interest is reasonably assured under the terms of the restructured loan. We did not hold any loans that we placed on nonaccrual status or otherwise considered past due during the years ended December 31, 2018, 2017 or 2016.

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

We perform a quarterly review of our portfolio. In conjunction with this review, we assess the risk factors of each loan, including, without limitation, LTV, debt yield, property type, geographic and local market dynamics, physical condition, cash flow volatility, leasing and tenant profile, loan structure and exit plan, and project sponsorship. Considering these factors, we rate our loans based on a five-point scale, "1" though "5", from less risk to greater risk, which ratings are defined as follows:

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

Income Taxes

We elected to be taxed as a REIT under the U.S. federal income tax laws beginning with our taxable year ended December 31, 2014. We believe that we have operated in a manner qualifying us as a REIT since our election and intend to continue to do so. Accordingly, we do not believe we will be subject to U.S. federal income tax on the portion of our net taxable income that is distributed to our stockholders as long as certain asset, income and share ownership tests are met.

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

As of December 31, 2018 and 2017, we did not have any material deferred tax assets or liabilities arising from future tax consequences attributable to differences between the carrying amounts of existing assets and liabilities in accordance with GAAP and their respective tax bases. In addition, we recognize tax benefits for uncertain tax positions only if it is more likely than not that the position is sustainable based on its technical merits. Interest and penalties on uncertain tax positions are included as a component of the provision for income taxes in our consolidated statements of income. As of December 31, 2018 and 2017, we did not have any material uncertain tax positions.

Recent Accounting Pronouncements

For a discussion of recently issued accounting pronouncements, see Note 2 to our consolidated financial statements included in this Form 10-K.

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

As of December 31, 2018, a 100 basis point increase in credit yields would decrease our net book value by approximately $0.4 million, and a 100 basis point decrease in credit yields would increase our net book value by approximately $0.4 million, based on the investments we held on that date.

Interest Rate Risk

Generally, the composition of our investments is such that rising interest rates will increase our net income, while declining interest rates will decrease net income. As of December 31, 2018, 98.0% of our investments by total assets earned a floating rate of interest. The remaining 2.0% of our investments earned a fixed rate of interest. If interest rates were to decline, the value of these fixed-rate investments may increase and if interest rates were to increase, the value of these fixed-rate investments may fall; however, the interest income generated by these investments would not be affected by market interest rates. The interest rates we pay under our current repurchase agreements are floating rate. Accordingly, our interest expense will generally increase as interest rates increase and decrease as interest rates decrease.

As of December 31, 2018, a 50 basis point increase in short-term interest rates, based on a shift in the yield curve, would increase our cash flows by approximately $4.4 million during the 2018 fiscal year, whereas a 50 basis point decrease in short-term interest rates would decrease our cash flows by approximately $4.4 million during the 2018 fiscal year, based on the net floating-rate exposure of the investments we held on that date.

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

Financing Risk

We finance our target assets using our repurchase facilities our Term Loan Financing, Asset Based Financing, collateralized loan obligations and through syndicating senior participations in our originated senior loans. Over time, as market conditions change, we may use other forms of leverage in addition to these methods of financing. Weakness or volatility in the financial markets, the commercial real estate and mortgage markets or the economy generally could adversely affect one or more of our lenders or potential lenders and could cause one or more of our lenders or potential lenders to be unwilling or unable to provide us with financing, or to decrease the amount of our available financing through a market to market, or to increase the costs of that financing.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of
KKR Real Estate Finance Trust Inc.
New York, NY
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of KKR Real Estate Finance Trust Inc. and subsidiaries (the "Company") as of December 31, 2018 and 2017, the related consolidated statements of income, changes in equity and cash flows, for each of the three years in the period ended December 31, 2018, and the related notes and schedule IV in Item 8 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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
February 20, 2019

We have served as the Company's auditor since 2016.

KKR Real Estate Finance Trust Inc. and Subsidiaries

Consolidated Balance Sheets
(Amounts in thousands, except share and per share data)

	December 31, 2018	December 31, 2017
Assets
Cash and cash equivalents	$86,531	$103,120
Restricted cash	—	400
Commercial mortgage loans, held-for-investment, net	4,001,820	1,888,510
Equity method investments, at fair value	30,734	14,390
Accrued interest receivable	16,178	8,423
Other assets	3,596	7,239
Commercial mortgage loans held in variable interest entities, at fair value	1,092,986	5,372,811
Total Assets	$5,231,845	$7,394,893

Liabilities and Equity
Liabilities
Secured financing agreements, net	$1,951,049	$964,800
Collateralized loan obligation, net	800,346	—
Convertible notes, net	137,688	—
Loan participations sold, net	85,465	81,472
Accounts payable, accrued expenses and other liabilities	4,529	2,465
Dividends payable	25,097	19,981
Accrued interest payable	7,516	1,623
Due to affiliates	4,712	4,442
Variable interest entity liabilities, at fair value	1,080,255	5,256,926
Total Liabilities	4,096,657	6,331,709

Commitments and Contingencies (Note 11)

Temporary Equity
Redeemable noncontrolling interests in equity of consolidated joint venture	—	3,090
Redeemable preferred stock	2,846	949

Permanent Equity
Preferred stock, 50,000,000 authorized (1 share with par value of $0.01 issued and outstanding as of December 31, 2018 and 2017)	—	—
Common stock, 300,000,000 authorized (57,596,217 and 53,685,440 shares with par value of $0.01 issued and outstanding as of December 31, 2018 and December 31, 2017, respectively)	576	537
Additional paid-in capital	1,163,845	1,052,851
(Accumulated deficit) Retained earnings	(225)	6,280
Repurchased stock, 1,649,880 and 26,398 shares repurchased as of December 31, 2018 and December 31, 2017, respectively	(31,854)	(523)
Total KKR Real Estate Finance Trust Inc. stockholders’ equity	1,132,342	1,059,145
Total Permanent Equity	1,132,342	1,059,145
Total Liabilities and Equity	$5,231,845	$7,394,893

See Notes to Consolidated Financial Statements.

KKR Real Estate Finance Trust Inc. and Subsidiaries

Consolidated Statements of Income
(Amounts in thousands, except share and per share data)

	Year Ended December 31,
	2018	2017	2016
Net Interest Income
Interest income	$183,575	$83,145	$32,659
Interest expense	85,017	21,224	7,432
Total net interest income	98,558	61,921	25,227
Other Income
Realized gain on sale of investments	13,000	—	285
Change in net assets related to CMBS consolidated variable interest entities	2,588	15,845	15,461
Income from equity method investments	3,065	875	—
Other income	1,440	968	222
Total other income (loss)	20,093	17,688	15,968

Operating Expenses
General and administrative	7,812	4,936	2,270
Management fees to affiliate	16,346	13,492	5,934
Incentive compensation to affiliate	4,756	—	365
Total operating expenses	28,914	18,428	8,569

Income (Loss) Before Income Taxes, Noncontrolling Interests and Preferred Dividends	89,737	61,181	32,626
Income tax (benefit) expense	(70)	1,102	354
Net Income (Loss)	89,807	60,079	32,272
Redeemable Noncontrolling Interests in Income (Loss) of Consolidated Joint Venture	63	216	302
Noncontrolling Interests in Income (Loss) of Consolidated Joint Venture	—	801	813
Net Income (Loss) Attributable to KKR Real Estate Finance Trust Inc. and Subsidiaries	89,744	59,062	31,157
Preferred Stock Dividends and Redemption Value Adjustment	2,451	244	16
Net Income (Loss) Attributable to Common Stockholders	$87,293	$58,818	$31,141

Net Income (Loss) Per Share of Common Stock
Basic	$1.58	$1.30	$1.61
Diluted	$1.58	$1.30	$1.61
Weighted Average Number of Shares of Common Stock Outstanding
Basic	55,136,548	45,320,358	19,299,597
Diluted	55,171,061	45,321,360	19,299,597

Dividends Declared per Share of Common Stock	$1.69	$1.62	$1.22

See Notes to Consolidated Financial Statements.

KKR Real Estate Finance Trust Inc. and Subsidiaries

Consolidated Statements of Changes in Equity
(Amounts in thousands, except share data)

	Permanent Equity										Temporary Equity
	KKR Real Estate Finance Trust Inc.
	Preferred Stock		Common Stock
	Shares	Stated Value	Shares	Par Value	Additional Paid-In Capital (Accumulated Deficit)	Retained Earnings	Repurchased Stock	Total KKR Real Estate Finance Trust Inc. Stockholders' Equity	Noncontrolling Interests in Equity of Consolidated Joint Venture	Total Permanent Equity	Redeemable Noncontrolling Interests in Equity of Consolidated Joint Venture	Redeemable Preferred Stock
Balance at December 31, 2015	125	$125	13,636,416	$136	$272,518	$8,681	$—	$281,460	$4,914	$286,374	$4,643	$—
Issuance of stock	1	—	10,521,976	106	209,898	—	—	210,004	—	210,004	—	—
Offering costs	—	—	—	—	(2,999)	—	—	(2,999)	—	(2,999)	—	—
Preferred dividends declared	—	—	—	—	—	(16)	—	(16)	—	(16)	—	—
Common dividends declared	—	—	—	—	—	(21,908)	—	(21,908)	—	(21,908)	—	—
Capital contributions	—	—	—	—	—	—	—	—	2,049	2,049	—	—
Capital distributions	—	—	—	—	—	—	—	—	(437)	(437)	(1,915)	—
Net income (loss)	—	—	—	—	—	31,157	—	31,157	813	31,970	302	—
Balance at December 31, 2016	126	$125	24,158,392	$242	$479,417	$17,914	$—	$497,698	$7,339	$505,037	$3,030	$—
Issuance of stock	—	—	29,553,446	295	580,011	—	—	580,306	—	580,306	—	949
Repurchase of common stock	—	—	(26,398)	—	—	—	(523)	(523)	—	(523)	—	—
Redemption of preferred stock	(125)	(125)	—	—	—	—	—	(125)	—	(125)	—	—
Offering costs	—	—	—	—	(6,642)	—	—	(6,642)	—	(6,642)	—	—
Preferred dividends declared	—	—	—	—	—	(6)	—	(6)	—	(6)	—	(238)
Common dividends declared	—	—	—	—	—	(70,452)	—	(70,452)	—	(70,452)	—	—
Capital distributions	—	—	—	—	—	—	—	—	(8,140)	(8,140)	(156)	—
Equity compensation	—	—	—	—	65	—	—	65	—	65	—	—
Net income (loss)	—	—	—	—	—	58,824	—	58,824	801	59,625	216	238
Balance at December 31, 2017	1	$—	53,685,440	$537	$1,052,851	$6,280	$(523)	$1,059,145	$—	$1,059,145	$3,090	$949
Issuance of stock	—	—	5,500,000	55	109,445	—	—	109,500	—	109,500	—	—
Repurchase of common stock	—	—	(1,623,482)	(16)	—	—	(31,331)	(31,347)	—	(31,347)	—	—
Offering costs	—	—	—	—	(1,823)	—	—	(1,823)	—	(1,823)	—	—
Equity component of convertible notes	—	—	—	—	1,800	—	—	1,800	—	1,800	—	—
Preferred dividends declared	—	—	—	—	—	—	—	—	—	—	—	(554)
Adjustment of redeemable preferred stock to redemption value	—	—	—	—	—	(1,897)	—	(1,897)	—	(1,897)	—	1,897
Common dividends declared	—	—	—	—	—	(93,798)	—	(93,798)	—	(93,798)	—	—
Capital distributions and redemptions	—	—	—	—	—	—	—	—	—	—	(3,153)	—
Stock-based compensation	—	—	34,259	*	1,572	—	—	1,572	—	1,572	—	—
Net income (loss)	—	—	—	—	—	89,190	—	89,190	—	89,190	63	554
Balance at December 31, 2018	1	$—	57,596,217	$576	$1,163,845	$(225)	$(31,854)	$1,132,342	$—	$1,132,342	$—	$2,846
* Rounds to zero.

See Notes to Consolidated Financial Statements.

KKR Real Estate Finance Trust Inc. and Subsidiaries

Consolidated Statements of Cash Flows
(Amounts in thousands)

	For the Year Ended December 31,
	2018	2017	2016
Cash Flows From Operating Activities
Net income (loss)	$89,807	$60,079	$32,272
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of deferred debt issuance costs and discounts	8,590	3,142	2,044
Accretion of net deferred loan fees and discounts	(10,524)	(3,588)	(1,021)
Interest paid-in-kind	—	(864)	(1,799)
Change in non-cash net assets of consolidated variable interest entities	2,564	(3,375)	(3,363)
(Gain) on sale of investment securities	(13,000)	—	—
(Gain) on sale of commercial mortgage loans, held-for-sale	—	—	(285)
(Income) from equity method investments	(1,406)	(875)	—
Stock-based compensation expense	1,973	65	—
Origination and purchase of commercial loans, held-for-sale	—	(91,475)	—
Proceeds from sale of commercial loans, held-for-sale	—	91,467	—
Changes in operating assets and liabilities:
Accrued interest receivable, net	(6,914)	(5,453)	(1,647)
Other assets	(1,708)	2,792	4,826
Due to affiliates	(1,231)	2,714	(398)
Accounts payable, accrued expenses and other liabilities	2,786	(1,858)	(5,677)
Accrued interest payable	5,893	1,030	454
Net cash provided by (used in) operating activities	76,830	53,801	25,406

Cash Flows From Investing Activities
Proceeds from sales of commercial mortgage-backed securities	112,747	—	—
Proceeds from sale of commercial mortgage loans	—	60,991	31,539
Proceeds from principal repayments of commercial mortgage loans, held-for-investment	446,336	33,609	7,403
Proceeds from principal repayments of preferred interest in joint venture, held-to-maturity	—	37,310	—
Origination of commercial mortgage loans, held-for-investment	(2,540,685)	(1,201,778)	(448,344)
Investment in commercial mortgage-backed securities, equity method investee	(15,611)	(33,588)	—
Proceeds from commercial mortgage-backed securities, equity method investee	—	19,779	—
Purchases of commercial mortgage-backed securities	—	—	(36,351)
Investment in preferred interest in joint venture	—	—	(10,240)
Purchases of other capitalized assets	—	—	(455)
Net cash provided by (used in) investing activities	(1,997,213)	(1,083,677)	(456,448)
See Notes to Consolidated Financial Statements.

KKR Real Estate Finance Trust Inc. and Subsidiaries

Consolidated Statements of Cash Flows
(Amounts in thousands)

	For the Year Ended December 31,
	2018	2017	2016
Cash Flows From Financing Activities
Proceeds from borrowings under secured financing agreements	2,311,140	984,197	520,408
Proceeds from issuance of collateralized loan obligation	810,000	—	—
Net proceeds from issuance of convertible notes	139,438	—	—
Proceeds from issuances of common stock	109,500	581,255	210,004
Proceeds from noncontrolling interest contributions	—	—	2,049
Redemption of preferred stock	—	(125)	—
Payments of common stock dividends	(88,847)	(50,579)	(21,908)
Payments of preferred stock dividends	(386)	(137)	(16)
Principal repayments on borrowings under secured financing agreements	(1,314,812)	(460,432)	(198,726)
Payments of debt and collateralized debt obligation issuance costs	(26,418)	(3,412)	(4,652)
Payments of stock issuance costs	(1,324)	(4,898)	(4,205)
Payments of redeemable noncontrolling interest distributions and redemptions	(3,153)	(156)	(1,915)
Payments of noncontrolling interest distributions	—	(8,140)	(437)
Payments to reacquire common stock	(31,347)	(523)	—
Tax withholding on stock-based compensation	(397)	—	—
Net cash provided by (used in) financing activities	1,903,394	1,037,050	500,602

Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	(16,989)	7,174	69,560
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	103,520	96,346	26,786
Cash, Cash Equivalents, and Restricted Cash at End of Period	$86,531	$103,520	$96,346

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$66,775	$17,322	$5,546
Cash paid during the period for income taxes	755	806	521

Supplemental Schedule of Non-Cash Investing and Financing Activities
Dividend declared, not yet paid	$25,097	$19,981	$—
Loan Principal Payments Held by Servicer	—	4,557	—
Loan Participations Sold, Net (Note 7)	3,881	81,467	—
Funding of commercial loans, held for investment	(3,881)	(81,467)	—
Deconsolidation of variable interest entities (assets and liabilities)	4,048,378	—	—
Consolidation of variable interest entities (incremental assets and liabilities)	—	—	940,806

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

KREF has elected and intends to maintain its qualification to be taxed as a REIT under the requirements of the Internal Revenue Code of 1986, as amended (the "Internal Revenue Code"), for U.S. federal income tax purposes. As such, KREF will generally not be subject to U.S. federal income tax on that portion of its income that it distributes to stockholders if it distributes at least 90% of its REIT taxable income, determined without regard to the deduction for dividends paid and excluding any net capital gains. See Note 14 regarding taxes applicable to KREF.

KREF is externally managed by KKR Real Estate Finance Manager LLC ("Manager"), an indirect subsidiary of KKR & Co. Inc. (together with its subsidiaries, "KKR"), through a management agreement ("Management Agreement") pursuant to which the Manager provides a management team and other professionals who are responsible for implementing KREF’s business strategy, subject to the supervision of KREF’s board of directors. For its services, the Manager is entitled to management fees and incentive compensation, both defined in, and in accordance with the terms of, the Management Agreement (Note 12).

As of December 31, 2018, KKR beneficially owned 22,008,616 shares of KREF's common stock, of which 2,008,616 shares were held by KKR on behalf of a third-party investor.

As of December 31, 2018, KREF's principal business activities related to the origination and purchase of credit investments related to commercial real estate. Management assesses performance of KREF's current portfolio of leveraged and unleveraged commercial mortgage loans and commercial mortgage-backed securities ("CMBS") as a whole and makes operating decisions accordingly. As a result, management presents KREF's operations within a single reporting segment.

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

Variable Interest Entities — VIEs are defined as entities in which equity investors do not have an interest with the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. A VIE is required to be consolidated only by its primary beneficiary, which is defined as the party that has the power to direct the activities of the VIE that most significantly impact its economic performance and that has the obligation to absorb losses of, or the right to receive benefits from, the VIE that could be potentially significant to the VIE (Note 8).

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

KKR Real Estate Finance Trust Inc.
Notes to Consolidated Financial Statements
(dollars in tables in thousands, except per share amounts)

Collateralized Loan Obligation — KREF consolidates a collateralized loan obligation that closed in November 2018 (“KREF 2018-FL1” or “CLO”) (Note 5). Management determined that the CLO Issuers, wholly owned subsidiaries of KREF, were VIEs and that KREF was the primary beneficiary. KREF is the primary beneficiary of the VIEs since it has the ability to control the most significant activities of the CLO Issuers through ownership of non-investment grade rated subordinated controlling tranches, the obligation to absorb losses, and the right to receive benefits, that could potentially be significant to these entities. As a result, KREF consolidates the CLO Issuers.

The collateral assets of the CLO, comprised of a pool of loan participations (Note 5) are included in “Commercial mortgage loans, held-for-investment, net” on the accompanying Consolidated Balance Sheets. The liabilities of KREF's consolidated CLO Issuers consist solely of obligations to the senior CLO noteholders, excluding subordinated CLO tranches held by KREF as such interests are eliminated in consolidation, are presented in “Collateralized loan obligations, net” in the accompanying Consolidated Balance Sheets. The collateral assets of the CLO can only be used to settle the obligations of the consolidated CLO. The interest income from the CLO collateral assets and the interest expense on the CLO liabilities are presented on a gross basis in “Interest Income” and “Interest expense”, respectively, in KREF's Consolidated Statements of Income.

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

Management elected the fair value option for KREF's initial and subsequent recognition of the assets and liabilities of KREF's consolidated CMBS VIEs in order to provide users of the financial statements with better information regarding the effects of credit risk and other market factors on the CMBS beneficially held by KREF's stockholders. Since the changes in fair value include the interest income and interest expense associated with these CMBS VIEs, management does not consider the separate presentation of the components of fair value changes to be relevant. Management has elected to present these items in aggregate as "Other Income — Change in net assets related to CMBS consolidated variable interest entities" in the accompanying Consolidated Statements of Income; the residual difference between the fair value of the trusts' assets and liabilities represents KREF's beneficial interest in the CMBS VIEs.

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

REO assets generally represent a small percentage of the overall asset pool of a CMBS trust. No REO existed in KREF's consolidated VIE assets as of December 31, 2018. KREF derives the fair value of its Level 3 CMBS VIE assets from its Level 3 CMBS VIE liabilities, which management considers to possess more observable market value data than the CMBS VIE assets. See "— Fair Value — Valuation of CMBS Consolidated VIEs" for additional discussion regarding management's valuation of consolidated CMBS VIEs.

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

KREF determined that the Special Non-Voting Preferred Stock (“SNVPS”) became redeemable in the second quarter of 2018. As a result, KREF adjusted the carrying value of the SNVPS to its redemption value of $2.8 million as of December 31, 2018. Accordingly, KREF recorded a $1.9 million non-cash redemption value adjustment to the SNVPS (“SNVPS Redemption Value Adjustment”) during the year ended December 31, 2018. Such adjustment is treated similar to a dividend on preferred stock for GAAP purposes, accordingly, the SNVPS Redemption Value Adjustment is therefore deducted from “Net Income (loss) Attributable to KKR Real Estate Finance Trust Inc. and Subsidiaries” to arrive at “Net Income (Loss) Attributable to Common Stockholders” on KREF's Consolidated Statements of Income.

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
Valuation Process — The Manager reviews the valuation of Level 3 financial instruments as part of KKR's quarterly process. As of December 31, 2018, KKR’s valuation process for Level 3 measurements, as described below, subjected valuations to the review and oversight of various committees. KKR has a global valuation committee assisted by the asset class-specific valuation committees, including a real estate valuation committee that reviews and approves all preliminary Level 3 valuations for real estate assets, including the financial instruments held by KREF. The global valuation committee is responsible for coordinating and implementing KKR’s valuation process to ensure consistency in the application of valuation principles across portfolio investments and between periods. All Level 3 valuations are also subject to approval by the global valuation committee.

Valuation of Commercial Mortgage Loans and Participation Sold — Management generally considers KREF's commercial mortgage loans Level 3 assets in the fair value hierarchy as such assets are illiquid, structured investments that are specific to the property and its operating performance. These loans are valued using a discounted cash flow model using discount rates derived from observable market data applied to the capital structure of the respective sponsor and estimated property value. On a quarterly basis, management engages an independent valuation firm to express an opinion on the fair value of each loan categorized as a Level 3 asset in the form of a range. Management selects a value within the range provided by the independent valuation firm to assess the reasonableness of the fair value as determined by management. In the event that management's estimate of fair value differs from the opinion of fair value provided by the independent valuation firm, KREF ultimately relies solely upon the valuation prepared by the investment personnel of the Manager.

Valuation of CLO Consolidated VIEs — Management estimates the fair value of the CLO liabilities using market comparables. As of December 31, 2018, the principal balance of the CLO liabilities approximate their fair value as current borrowing spreads reflect market terms.

Valuation of CMBS Consolidated VIEs — Management categorizes the financial assets and liabilities of the CMBS trusts that KREF consolidates as Level 3 assets and liabilities in the fair value hierarchy and has elected the fair value option for financial assets and liabilities of each CMBS trust. Management has adopted the measurement alternative included in Accounting Standards Update ("ASU") No. 2014-13, Measuring the Financial Assets and the Financial Liabilities of a Consolidated Collateralized Financing Entity ("ASU 2014-13"). Pursuant to ASU 2014-13, management measures both the financial assets

KKR Real Estate Finance Trust Inc.
Notes to Consolidated Financial Statements
(dollars in tables in thousands, except per share amounts)

and financial liabilities of the CMBS trusts consolidated by KREF using the fair value of the financial liabilities, which management considers more observable than the fair value of the financial assets. As a result, KREF presents the CMBS issued by the consolidated trust, but not beneficially owned by KREF's stockholders, as financial liabilities in KREF's consolidated financial statements, measured at their estimated fair value; KREF measures the financial assets as the total estimated fair value of the CMBS issued by the consolidated trust, regardless of whether such CMBS represent interests beneficially owned by KREF's stockholders. Under the measurement alternative prescribed by ASU 2014-13, KREF's "Net Income (Loss)" reflects the economic interests in the consolidated CMBS beneficially owned by KREF's stockholders, presented as "Change in net assets related to CMBS consolidated variable interest entities" in the Consolidated Statements of Income, which includes applicable (i) changes in the fair value of CMBS beneficially owned by KREF, (ii) interest and servicing fees earned from the CMBS trust and (iii) other residual returns or losses of the CMBS trust, if any (Note 7).

Management categorizes the commercial mezzanine loans held by separate joint ventures, VIEs consolidated by KREF as primary beneficiary, as Level 3 assets in the fair value hierarchy as such assets are illiquid, structured instruments that are specific to the properties and their corresponding operating performance (Note 13).

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

See Note 13 for additional information regarding the valuation of KREF's financial assets and liabilities.

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

Balance Sheet Measurement

Cash and Cash Equivalents and Restricted Cash — KREF considers cash equivalents as highly liquid short-term investments with maturities of 90 days or less when purchased. Substantially all amounts on deposit with major financial institutions exceed insured limits.

KREF must also maintain sufficient cash and cash equivalents to satisfy liquidity covenants related to its secured financing agreements. However, such amounts are not restricted from use in KREF's current operations, and KREF does not present these cash and cash equivalents as restricted. As of December 31, 2018 and December 31, 2017, KREF was required to maintain unrestricted cash and cash equivalents of at least $15.2 million and $12.1 million, respectively, to satisfy its liquidity covenants (Note 4).

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

Convertible Notes, Net — KREF accounts for its convertible debt with a cash conversion feature in accordance with ASC 470-20 “Debt with Conversion and Other Options” which requires the liability and equity components of convertible debt instruments that may be settled in cash upon conversion, including partial cash settlement, to be separately accounted for in a manner that reflects the issuer’s nonconvertible debt borrowing rate. The initial proceeds from the sale of convertible notes are allocated between a liability component and an equity component in a manner that reflects interest expense at the rate of similar nonconvertible debt that could have been issued at such time. The equity component represents the excess initial proceeds received over the fair value of the liability component of the notes as of the date of issuance. KREF measured the estimated fair value of the debt component of the convertible notes due May 15, 2023 (“Convertible Notes”) as of the issuance date based on KREF’s nonconvertible debt borrowing rate. The equity component of the Convertible Notes is reflected within additional paid-in capital on our Consolidated Balance Sheets, and the resulting debt discount is amortized over the period during which such Convertible Notes are expected to be outstanding (through the maturity date) as additional non-cash interest expense using the interest method, or on a straight line basis when it approximates the interest method. The additional non-cash interest expense attributable to such convertible notes will increase in subsequent periods through the maturity date as the notes accrete to their par value over the same period (Note 5).

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

To the extent that GAAP recognizes a sale resulting from the syndication, KREF derecognizes the participation in the senior loan that KREF sold and continues to carry the retained portion of the loan as an investment. While KREF does not generally expect to recognize a material gain or loss on these sales, KREF would realize a gain or loss in an amount equal to the difference between the net proceeds received from the third party purchaser and its carrying value of the loan participation that KREF sold at time of sale. Furthermore, KREF recognizes interest income only on the portion of the senior loan that it retains as a result of the sale.
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
Other Assets and Accounts Payable, Accrued Expenses and Other Liabilities — As of December 31, 2018, other assets primarily consisted of $1.4 million of deferred financing costs related to KREF's new unsecured corporate revolving credit facility (Note 4) and $1.3 million of collateralized loan obligations interest receivable on collateral assets held by a third-party servicer as of December 31, 2018. As of December 31, 2017, other assets included a $4.6 million loan principal payment receivable from a third-party servicer and $2.1 million of deferred debt issuance costs related to credit facilities, net of

KKR Real Estate Finance Trust Inc.
Notes to Consolidated Financial Statements
(dollars in tables in thousands, except per share amounts)

$0.5 million accumulated amortization. As of December 31, 2018, accounts payable, accrued expenses and other liabilities mainly consisted of $2.0 million of accrued share buybacks and $1.0 million of accrued deferred financing costs and offering costs. As of December 31, 2017, accounts payable, accrued expenses and other liabilities included $1.6 million of miscellaneous accounts payable and accrued expenses.

Special Non-Voting Preferred Stock ("SNVPS") — Equity instruments that are redeemable for cash or other assets are classified as temporary equity if the instrument is redeemable, at the option of the holder, at a fixed or determinable price on a fixed or determinable date or upon the occurrence of an event that is not solely within the control of the issuer. Redeemable equity instruments are initially carried at the fair value of the equity instrument at the issuance date, which is subsequently adjusted at each balance sheet date if the instrument is currently redeemable or probable of becoming redeemable. KREF accounted for the SNVPS as redeemable preferred stock since a third party holds a redemption option, exercisable after May 5, 2018, and such redemption is not solely within KREF's control. The SNVPS became redeemable in the second quarter of 2018, accordingly, KREF adjusted the carrying value of the SNVPS to its redemption value of $2.8 million as of December 31, 2018. KREF presents the SNVPS as “Temporary Equity — Redeemable preferred stock” in the accompanying Consolidated Balance Sheets (Note 8).

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

Management considers loans to be past due when a monthly payment is due and unpaid for 60 days or more. Loans are placed on nonaccrual status and considered non-performing when full payment of principal and interest is in doubt, which generally occurs when principal or interest is 120 days or more past due unless the loan is both well secured and in the process of collection. Management may return a loan to accrual status when repayment of principal and interest is reasonably assured under the terms of the restructured loan. As of December 31, 2018, KREF did not hold any loans that management placed on nonaccrual status or otherwise considered past due.

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

Deferred Debt Issuance Costs — Management capitalizes and amortizes deferred financing costs incurred in connection with financing arrangements over their respective expected term using the interest method, or on a straight line basis when it approximates the interest method. KREF presents such expensed amounts, as well as deferred amounts written off, as additional interest expense in its Consolidated Statements of Income.

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

Income Taxes — Certain activities of KREF are conducted through joint ventures that are formed as limited liability companies, taxed as partnerships, and consolidated by KREF. Some of these joint ventures are subject to state and local income taxes, based on the tax jurisdictions in which they operate. In addition, certain activities of KREF are conducted through taxable REIT subsidiaries consolidated by KREF. Taxable REIT subsidiaries are subject to federal, state and local income taxes (Note 14).

As of December 31, 2018 and December 31, 2017, KREF did not have any material deferred tax assets or liabilities arising from future tax consequences attributable to differences between the carrying amounts of existing assets and liabilities in accordance with GAAP and their respective tax bases.

KREF recognizes tax benefits for uncertain tax positions only if it is more likely than not that the position is sustainable based on its technical merits. Interest and penalties on uncertain tax positions are included as a component of the provision for income taxes in KREF's Consolidated Statements of Income. As of December 31, 2018, KREF did not have any material uncertain tax positions.

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

Upon the adoption of ASU 2016-09, Improvements to Employee Share-Based Payment Accounting (Topic 718), KREF elected to account for forfeitures as they occur. Refer to Note 10 for additional information.

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

Recent Accounting Pronouncements

Revenue from Contracts with Customers

In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU No. 2014-09, Revenues from Contracts with Customers (Topic 606). The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which it expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under current guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. In adopting ASU 2014-09, entities have the option of using either a full retrospective or a modified approach to adopt the guidance in the ASU. KREF has adopted the modified approach. The adoption of this ASU beginning in the first quarter of 2018 did not have a material impact on the Company's consolidated financial statements.

KKR Real Estate Finance Trust Inc.
Notes to Consolidated Financial Statements
(dollars in tables in thousands, except per share amounts)

Financial Instruments

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10) - Recognition and Measurement of Financial Assets and Financial Liabilities. The standard: (i) requires that certain equity investments be measured at fair value, and modifies the assessment of impairment for certain other equity investments, (ii) changes certain disclosure requirements related to the fair value of financial instruments measured at amortized cost, (iii) changes certain disclosure requirements related to liabilities measured at fair value, (iv) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset, and (v) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. An entity should apply ASU No. 2016-01 by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The adoption of ASU No. 2016-01 beginning in the first quarter of 2018 did not have a material impact on the Company's consolidated financial statements.

Credit Losses

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses. The standard amends the existing credit loss model to reflect a reporting entity's current estimate of all expected credit losses and requires a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at a net amount expected to be collected through deduction of an allowance for credit losses from the amortized cost basis of the financial asset(s). ASU No. 2016-13 is effective for KREF in the first quarter of 2020. Early adoption is permitted beginning in the first quarter of 2019. While KREF is currently evaluating the impact that ASU 2016-13 will have on KREF's consolidated financial statements, we expect that the adoption will result in an increased amount of provisions for potential loan losses as well as the recognition of such provisions earlier in the credit cycle. KREF currently does not have any provision for loan losses recorded on the consolidated financial statements.

Share-based Compensation

In June 2018, the FASB issued ASU No. 2018-07, Improvements to Nonemployee Share-Based Payment Accounting. The standard aligns the measurement and classification guidance for share-based payments to nonemployees with the guidance for share-based payments to employees, with certain exceptions. Under the guidance, the measurement of equity-classified nonemployee awards will be fixed at the grant date. ASU No. 2018-07 is effective for public companies in the first quarter of 2019 with early adoption permitted. KREF early adopted this ASU upon its issuance to simplify its accounting for share-based payments to employees of the Manager or its affiliates. The adoption of this ASU did not have a material impact on the Company's consolidated financial statements.

Fair Value Measurement

In August 2018, the FASB issued ASU No. 2018-13, which changes the fair value measurement disclosure requirements. The ASU eliminates, amends and adds disclosure requirements for fair value measurements. The guidance is effective for fiscal periods beginning after December 15, 2019. KREF has elected to early adopt ASU 2018-13 in its entirety as of 2018. Such adoption did not have a material impact on KREF's consolidated financial statements.

KKR Real Estate Finance Trust Inc.
Notes to Consolidated Financial Statements
(dollars in tables in thousands, except per share amounts)

Note 3. Commercial Mortgage Loans
The following table summarizes KREF's investments in commercial mortgage loans as of December 31, 2018 and December 31, 2017:

				Weighted Average
Loan Type	Outstanding Face Amount	Carrying Value	Loan Count	Floating Rate Loan %(A)	Coupon(A)	Life (Years)(B)
December 31, 2018
Loans held-for-investment
Senior loans(C)	$3,970,856	$3,946,086	33	100.0%	6.0%	3.7
Mezzanine loans(D)	55,857	55,734	8	53.0	12.0	4.1
	$4,026,713	$4,001,820	41	99.3%	6.0%	3.7
December 31, 2017
Loans held-for-investment
Senior loans(C)	$1,794,963	$1,782,054	18	100.0%	5.8%	3.7
Mezzanine loans(D)	106,730	106,456	10	75.4	11.3	3.7
	$1,901,693	$1,888,510	28	98.6%	6.1%	3.7

(A)	Average weighted by outstanding face amount of loan. Weighted average coupon assumes applicable one-month LIBOR rates of 2.50% and 1.56% as of December 31, 2018 and December 31, 2017, respectively.

(B)	The weighted average life of each loan is based on the expected timing of the receipt of contractual cash flows assuming all extension options are exercised by the borrower.

(C)
Senior loans may include accommodation mezzanine loans in connection with the senior mortgage financing. Also, includes loan participations sold with a face amount of $85.9 million and $82.0 million, and a carrying value of $85.6 million and $81.5 million as of December 31, 2018 and December 31, 2017, respectively. Includes CLO loan participations of $1.0 billion as of December 31, 2018.

(D)
In June 2018, KREF acquired the 5.0% redeemable noncontrolling interest in the Mezzanine JV that held six commercial mezzanine loans, held-for-investment, with a $26.2 million outstanding face amount and carrying value as of December 31, 2018. The Mezzanine JV held seven commercial mezzanine loans, held-for-investment, with a $61.2 million outstanding face amount and carrying value as of December 31, 2017.

Activity — For the years ended December 31, 2018 and 2017, the loan portfolio activity was as follows:

	Held-for-Investment	Held-for-Sale	Total
Balance at December 31, 2016	$674,596	$26,230	$700,826
Purchases and originations, net(A)	1,201,778	91,475	1,293,253
Transfer to held-for-investment(B)	107,814	(107,814)	—
Proceeds from principal repayments(C)	(38,166)	—	(38,166)
Proceeds from principal repaid upon loan sale	(60,991)	(10,000)	(70,991)
Accretion of loan discount and other amortization, net(D)	3,479	109	3,588
Balance at December 31, 2017	$1,888,510	$—	$1,888,510
Purchases and originations, net(A)	2,544,565	—	2,544,565
Proceeds from principal repayments	(441,779)	—	(441,779)
Accretion of loan discount and other amortization, net(D)	10,524	—	10,524
Balance at December 31, 2018	$4,001,820	$—	$4,001,820

(A)	Net of applicable premiums, discounts and deferred loan origination costs.

(B)
Non-cash transfer of commercial mortgage loans, as management no longer intends to sell, and has the ability to hold-to-maturity, the loans originally placed for sale as well as loan participations sold that did not qualify for sale treatment in accordance with GAAP.

(C)	Includes $4.6 million of loan principal payments receivable from KREF's third-party servicer.

(D)	Includes accretion of applicable discounts and deferred loan origination costs.

As of December 31, 2018 and December 31, 2017, there was $24.9 million and $13.2 million, respectively, of unamortized deferred loan fees and discounts included in commercial mortgage loans, held-for-investment, net on the Consolidated Balance Sheets.

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

December 31, 2018				December 31, 2017
Risk Rating	Number of Loans	Net Book Value	Total Loan Exposure(A)	Risk Rating	Number of Loans	Net Book Value	Total Loan Exposure(A)
1	—	$—	$—	1	—	$—	$—
2	8	466,742	468,860	2	4	155,092	156,123
3	33	3,535,078	3,625,008	3	23	1,717,000	1,792,022
4	—	—	—	4	1	16,418	16,500
5	—	—	—	5	—	—	—
	41	$4,001,820	$4,093,868		28	$1,888,510	$1,964,645

(A)
In certain instances, we finance our loans through the non-recourse sale of a senior interest that is not included in our consolidated financial statements. Total loan exposure includes the entire loan we originated and financed, including $67.2 million and $63.0 million of such non-consolidated interests as of December 31, 2018 and December 31, 2017, respectively.

As of December 31, 2018, the average risk rating of KREF's portfolio was 2.9 (Average Risk), weighted by investment carrying value, with 100.0% of commercial mortgage loans held-for-investment, rated 3 (Average Risk) or better by KREF's Manager as compared to 2.9 (Average Risk) as of December 31, 2017.

Concentration of Credit Risk — The following tables present the geographies and property types of collateral underlying KREF's commercial mortgage loans as a percentage of the loans' carrying values, net of noncontrolling interests:

	December 31, 2018	December 31, 2017		December 31, 2018	December 31, 2017
Geography			Collateral Property Type
New York	30.3%	29.3%	Office	44.6%	41.7%
Florida	11.3	2.2	Multifamily	41.0	24.7
Georgia	11.1	11.0	Condo (Residential)	4.3	10.8
California	9.7	14.9	Hospitality	3.7	2.2
Washington	8.3	—	Industrial	3.3	6.8
Minnesota	5.7	7.0	Retail	3.1	13.8
Massachusetts	4.9	—	Total	100.0%	100.0%
New Jersey	3.7	7.1
Pennsylvania	3.5	—
Oregon	3.1	6.3
Washington D.C.	2.4	4.2
Colorado	2.4	5.1
Philadelphia	1.9	—
Tennessee	1.3	2.8
Texas	0.1	3.4
Hawaii	—	5.3
Illinois	—	0.9
Other U.S.	0.3	0.5
Total	100.0%	100.0%

KKR Real Estate Finance Trust Inc.
Notes to Consolidated Financial Statements
(dollars in tables in thousands, except per share amounts)

Note 4. Debt Obligations

The following table summarizes KREF's secured master repurchase agreements and other financing arrangements in place as of December 31, 2018 and December 31, 2017:

	December 31, 2018											December 31, 2017
	Facility							Collateral				Facility
						Weighted Average(B)
	Month Issued	Outstanding Face Amount	Carrying Value(A)	Maximum Facility Size	Final Stated Maturity	Funding Cost	Life (Years)	Outstanding Face Amount	Amortized Cost Basis	Carrying Value	Weighted Average Life (Years)(C)	Carrying Value(A)
Master Repurchase Agreements(D)
Wells Fargo(E)	Oct 2015	$512,298	$508,523	$1,000,000	Nov 2023	4.5%	1.5	$735,750	$730,103	$730,103	3.6	$482,146
Morgan Stanley(F)	Dec 2016	302,595	300,081	600,000	Dec 2021	5.1	1.2	448,444	445,974	445,974	2.7	421,904
Goldman Sachs(G)	Sep 2016	342,368	340,671	400,000	Oct 2020	4.8	1.4	465,764	461,565	461,565	4.5	60,750
Asset Specific Financing
BMO Facility(H)	Aug 2018	60,000	58,815	200,000	n.a	4.7	4.6	81,779	80,949	80,949	4.9	—
Revolving Credit Agreement
Barclays(I)	May 2017	n.a	n.a	n.a	n.a	—	0.0	n.a	n.a	n.a	n.a	—
Revolver(J)	Dec 2018	—	—	100,000	Dec 2023	0.7	0.0	n.a	n.a	n.a	n.a	—
Total / Weighted Average		$1,217,261	$1,208,090	$2,300,000		4.7%	1.6					$964,800

(A)	Net of $9.2 million and $4.5 million unamortized debt issuance costs as of December 31, 2018 and December 31, 2017, respectively.

(B)	Average weighted by the outstanding face amount of borrowings.

(C)	Average based on the fully extended loan maturity, weighted by the outstanding face amount of the collateral.

(D)
Borrowings under these repurchase agreements are collateralized by senior loans, held-for-investment, and bear interest equal to the sum of (i) a floating rate index, equal to one-month LIBOR, subject to certain floors of not less than zero, or an index approximating LIBOR, and (ii) a margin, based on the collateral. As of December 31, 2018 and December 31, 2017, the percentage of the outstanding face amount of the collateral sold and not borrowed under these repurchase agreements, or average "haircut" weighted by outstanding face amount of collateral, was 25.8% and 32.9%, respectively (or 23.4% and 27.3%, respectively, if KREF had borrowed the maximum amount approved by its repurchase agreement counterparties as of such dates).

(E)
In November 2018, KREF and Wells Fargo Bank, National Association (“Wells Fargo”) amended the September 2018 amended and restated master repurchase agreement to extend the facility maturity date. The current stated maturity date is , which does not reflect two, twelve-month facility term extensions available to KREF, which is contingent upon certain covenants and thresholds. In September 2018, KREF and Wells Fargo amended the master repurchase agreement to increase the maximum facility size from $750.0 million to $1,000.0 million. As of December 31, 2018, the collateral-based margin was between 1.50% and 2.15%.

(F)
In November 2017, KREF and Morgan Stanley Bank, N.A. ("Morgan Stanley") amended and restated the master repurchase agreement to extend the facility maturity date and to increase the maximum facility size from $500.0 million to $600.0 million and, subject to customary conditions, permits KREF to request the facility be further increased to $750.0 million. The current stated maturity of the facility is December 2020, which does not reflect one, twelve-month facility term extension available to KREF, which is contingent upon certain covenants and thresholds and, even if such covenants and thresholds are satisfied, is at the sole discretion of Morgan Stanley. As of December 31, 2018, the collateral-based margin was between 2.00% and 2.45%.

(G)
In October 2018, KREF and Goldman Sachs Bank USA (“Goldman Sachs”) amended the July 2018 amended and restated master repurchase agreement to modify certain terms and provisions. The amended and restated facility includes a $400.0 million term facility with a maturity of October 2020. As of December 31, 2018, the collateral-based margin was between 1.70% and 2.00%.

(H)
In August 2018, KREF entered into a $200.0 million loan financing facility with BMO Harris Bank ("BMO Facility"). The facility provides asset-based financing on a non-mark to market basis with matched-term up to five years with partial recourse to KREF. As of December 31, 2018, the collateral-based margin was 1.7%.

(I)
In December 2018, KREF terminated the $75.0 million corporate secured revolving credit facility administered by Barclays Bank PLC ("Barclays"). In connection with the termination of the facility, KREF recognized $0.7 million of previously unrecognized deferred financing costs.

(J)
In December 2018, KREF entered into a $100.0 million unsecured corporate revolving credit facility (“Revolver”) administered by Morgan Stanley Senior Funding, Inc. (“Morgan Stanley Senior Funding”). The lenders under the facility are Morgan Stanley Senior Funding and Goldman Sachs, each with a $50.0 million commitment. The current stated maturity of the facility is December 2023. Borrowings under the facility bear interest at a per annum rate equal to the sum of (i) a floating rate index and (ii) a fixed margin. Amounts borrowed under this facility are full recourse to certain subsidiaries of KREF. As of December 31, 2018, the carrying value excluded $1.4 million unamortized debt issuance costs presented as " — Other assets" in KREF's Consolidated Balance Sheets.

The preceding table excludes loan participations sold (Note 7).

KKR Real Estate Finance Trust Inc.
Notes to Consolidated Financial Statements
(dollars in tables in thousands, except per share amounts)

As of December 31, 2018 and December 31, 2017, KREF had outstanding repurchase agreements where the amount at risk with any individual counterparty, or group of related counterparties, exceeded 10.0% of KREF’s stockholders' equity. The amount at risk under repurchase agreements is the net counterparty exposure, defined as the excess of the carrying amount (or market value, if higher than the carrying amount) of the assets sold under agreement to repurchase, including accrued interest plus any cash or other assets on deposit to secure the repurchase obligation, over the amount of the repurchase liability, adjusted for accrued interest. The following table summarizes certain characteristics of KREF's repurchase agreements where the amount at risk with any individual counterparty, or group of related counterparties, exceeded 10.0% of KREF’s stockholders' equity as of December 31, 2018 and December 31, 2017:

	Outstanding Face Amount	Net Counterparty Exposure	Percent of Stockholders' Equity	Weighted Average Life (Years)(A)
December 31, 2018
Wells Fargo	$512,298	$223,780	19.8%	1.5
Morgan Stanley	302,595	145,066	12.8	1.2
Goldman Sachs Bank USA	342,368	122,461	10.8%	1.4
Total / Weighted Average	$1,157,261	$491,307	43.7%	1.4
December 31, 2017
Wells Fargo	$485,250	$203,303	19.2%	1.6
Morgan Stanley	423,347	251,463	23.7	2.0
Total / Weighted Average	$908,597	$454,766	42.9%	1.8

(A)	Average weighted by the outstanding face amount of borrowings under the secured financing agreement.

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

KKR Real Estate Finance Trust Inc.
Notes to Consolidated Financial Statements
(dollars in tables in thousands, except per share amounts)

Term Loan Financing

In April 2018, KREF, through its consolidated subsidiaries, entered into a term loan financing agreement (“Term Loan Facility”) with third party lenders for an initial borrowing capacity of $200.0 million that was subsequently increased to $1.0 billion as of December 31, 2018. The facility provides asset-based financing on a non-mark-to-market basis with matched term up to five years and is non-recourse to KREF. Borrowings under the facility are collateralized by senior loans, held-for-investment, and bear interest equal to one-month LIBOR plus a margin. As of December 31, 2018, the weighted average margin and interest rate on the facility were 1.4% and 3.9%, respectively. The following table summarizes our borrowings under the Term Loan Facility:

	December 31, 2018
Term Loan Facility	Count	Outstanding Face Amount	Carrying Value	Wtd. Avg. Yield/Cost(A)	Guarantee(B)	Wtd. Avg. Term(C)
Collateral assets	10	$941,905	$933,179	L + 3.1%	n.a.	August 2023
Financing provided	1	748,414	742,959	L + 1.8%	n.a.	August 2023

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

Activity — For the years ended December 31, 2018 and 2017, the activity related to the carrying value of KREF’s secured financing agreements, Asset Specific Financing and Term Loan Financing were as follows:

Balance at December 31, 2016	$439,144
Principal borrowings	984,197
Principal repayments	(460,432)
Deferred debt issuance costs	(1,468)
Amortization of deferred debt issuance costs	2,548
Other(A)	811
Balance as of December 31, 2017	$964,800
Principal borrowings	2,311,140
Principal repayments/ sales/ deconsolidation	(1,314,812)
Deferred debt issuance costs	(15,324)
Amortization of deferred debt issuance costs	5,245
Balance as of December 31, 2018	$1,951,049

(A)    Amounts principally consist of changes in accrued interest payable and cost adjustments.

Maturities — KREF’s secured financing agreements, term loan financing and other consolidated debt obligations in place as of December 31, 2018 had current contractual maturities as follows:

Year	Nonrecourse	Recourse(A)	Total
2019	$—	$360,655	$360,655
2020	81,528	698,947	780,475
2021	666,886	—	666,886
2022	—	157,659	157,659
	$748,414	$1,217,261	$1,965,675

(A)	Amounts borrowed subject to a maximum 25.0% recourse limit.

KKR Real Estate Finance Trust Inc.
Notes to Consolidated Financial Statements
(dollars in tables in thousands, except per share amounts)

Covenants — KREF is required to comply with customary loan covenants and event of default provisions related to its secured financing agreements and Revolver, including, but not limited to, negative covenants relating to restrictions on operations with respect to KREF’s status as a REIT, and financial covenants. Such financial covenants include an interest income to interest expense ratio covenant (1.5 to 1.0); a minimum consolidated tangible net worth covenant (75.0% of the aggregate cash proceeds of any equity issuances made and any capital contributions received by KREF and certain subsidiaries or $800.0 million depending upon the facility); a cash liquidity covenant (the greater of $10.0 million or 5.0% of KREF's recourse indebtedness); and a total indebtedness covenant (75.0% of KREF's total assets, net of VIE liabilities and non-recourse indebtedness). As of December 31, 2018 and December 31, 2017, KREF was in compliance with its financial loan covenants.

Note 5. Collateralized Loan Obligation

In November 2018, KREF financed a pool of loan participations (“Loan Participations”) from our existing loan portfolio through a managed CLO. KREF 2018-FL1 provides KREF with match-term financing on a non-mark-to-market and non-recourse basis. KREF 2018-FL1 has a two-year reinvestment feature that allows principal proceeds of the collateral assets to be reinvested in qualifying replacement assets, subject to the satisfaction of certain conditions set forth in the indenture. KREF did not utilize the reinvestment feature in 2018.

The following table outlines KREF 2018-FL1 collateral assets and respective borrowing as of December 31, 2018.

Collateralized Loan Obligation	Count	Face Amount	Carrying Value	Wtd. Avg. Yield/Cost(B)	Wtd. Avg. Term(C)
Collateral assets(A)	24	$1,000,000	$1,000,000	L + 3.5%	December 2022
Financing provided	1	810,000	800,346	L + 1.8%	June 2036

(A)	Represents 24.8% of the face amount of KREF's commercial mortgage loans as of December 31, 2018. As of December 31, 2018, 100% of KREF loans financed through the CLO are floating rate loans.

(B)	Yield is based on cash coupon. Financing cost includes amortization of deferred financing costs incurred in connection with the CLO.

(C)
Loan term represents weighted-average final maturity, assuming extension options are exercised by the borrower. Repayments of CLO notes are dependent on timing of related collateral loan asset repayments post reinvestment period. The term of the CLO notes represents the rated final distribution date.

The following table presents the KREF 2018-FL1 Assets and Liabilities included in KREF’s Consolidated Balance Sheet:

Assets	December 31, 2018
Cash	$—
Commercial mortgage loans, held-for-investment, net	1,000,000
Accrued interest receivable	4,263
Other assets	1,295
Total	$1,005,558
Liabilities
Collateralized loan obligation, net	800,346
Accrued interest payable	3,341
Accounts payable, accrued expenses and other liabilities	314
Total	$804,001

The following table presents the components of net interest income of KREF 2018-FL1 included in KREF’s Consolidated Statement of Income:

Year Ended December 31,
2018
Net Interest Income
Interest income	$5,553
Interest expense(A)	3,640
Net interest income	$1,913

(A)
Includes $0.3 million of deferred financing costs amortization for the year ended December 31, 2018. KREF's unamortized deferred financing costs related to KREF 2018-FL1 were $9.7 million as of December 31, 2018.

KKR Real Estate Finance Trust Inc.
Notes to Consolidated Financial Statements
(dollars in tables in thousands, except per share amounts)

Note 6. Convertible Notes, Net

In May 2018, the Company issued $143.75 million of 6.125% convertible senior notes due on May 15, 2023 (the "Convertible Notes"). The Convertible Notes bear interest at a rate of 6.125% per year, payable semi-annually in arrears on May 15 and November 15 of each year, beginning on November 15, 2018. The Convertible Notes mature on May 15, 2023, unless earlier repurchased or converted. The Convertible Notes’ issuance costs of $5.1 million are amortized through interest expense over the life of the Convertible Notes.

The initial conversion rate for the Convertible Notes is 43.9386 shares of KREF’s common stock per $1,000 principal amount of Notes, which is equivalent to an initial conversion price of approximately $22.76 per share of KREF’s common stock, which represents a 10% conversion premium over the last reported sale price of $20.69 per share of KREF’s common stock on the New York Stock Exchange on May 15, 2018. The conversion rate is subject to adjustment under certain circumstances. In addition, upon a make-whole fundamental change as defined within the indenture governing the Convertible Notes, the Company will, under certain circumstances, increase the applicable conversion rate for a holder that elects to convert its Notes in connection with such make-whole fundamental change. Prior to February 15, 2023, the Convertible Notes will be convertible only upon satisfaction of certain conditions and during certain periods, and thereafter, at any time until the close of business on the second scheduled trading day immediately preceding the maturity date. KREF will satisfy any conversion elections by paying or delivering, as the case may be, cash, shares of KREF’s common stock or a combination of cash and shares of KREF’s common stock, at its election. KREF has the intent and ability to settle the Convertible Notes in cash and, as a result, the Convertible Notes did not have an impact on our diluted earnings per share.
Upon the issuance of the Convertible Notes, the Company recorded a $1.8 million discount based on the implied value of the conversion option and an assumed effective interest rate of 6.50%, as well as $5.1 million of initial issuance costs, inclusive of the $0.8 million paid to an affiliate of KREF (Note 12). Inclusive of the amortization of this discount and the issuance costs, KREF’s total cost of the May 2018 Convertible Notes issuance is 6.92% per annum.
The following table details our interest expense related to the Convertible Notes:

Year Ended December 31,
2018
Cash coupon	$5,454
Discount and issuance cost amortization	861
Total interest expense	$6,315

The following table details the net book value of our Convertible Notes on our Consolidated Balance Sheet:

December 31, 2018
Face value	$143,750
Deferred financing costs	(4,486)
Unamortized discount	(1,576)
Net book value	$137,688

Accrued interest payable for the Convertible Notes was $1.1 million as of December 31, 2018. Refer to Note 2 for additional discussion of our accounting policies for the Convertible Notes.

KKR Real Estate Finance Trust Inc.
Notes to Consolidated Financial Statements
(dollars in tables in thousands, except per share amounts)

Note 7. Loan Participations Sold

KREF finances certain investments through the syndication of a non-recourse, or limited-recourse, loan participation to unaffiliated third parties. The following table summarizes the loan participation sold liabilities that KREF recognized since the corresponding syndications of the participations in the senior loans were not treated as sales:

	December 31, 2018
Loan Participations Sold	Count	Principal Balance	Carrying Value	Yield/Cost(A)	Guarantee(B)	Term
Total loan	1	$99,757	$99,368	L + 3.0%	n.a.	September 2022
Senior participation(C)	1	85,880	85,465	L + 1.8%	n.a.	September 2022

	December 31, 2017
Loan Participations Sold	Count	Principal Balance	Carrying Value	Yield/Cost(A)	Guarantee(B)	Term
Total loan	1	$95,920	$94,755	L + 3.0%	n.a.	September 2022
Senior participation(C)	1	82,000	81,472	L + 1.8%	n.a.	September 2022

(A)	Floating rate loans and related liabilities are indexed to one-month LIBOR. KREF's net interest rate exposure is in direct proportion to its interest in the net assets of the senior loan.

(B)
As of December 31, 2018 and 2017, the loan participation sold was subject to partial recourse of $10.0 million, which amount may be reduced to zero upon achievement of certain property performance metrics.

(C)
During the years ended December 31, 2018 and 2017, KREF recorded $3.3 million and $0.0 million of interest income and $3.3 million and $0.0 million of interest expense, respectively, related to the loan participation KREF sold, but continue to consolidate under GAAP.

KKR Real Estate Finance Trust Inc.
Notes to Consolidated Financial Statements
(dollars in tables in thousands, except per share amounts)

Note 8. Variable Interest Entities

CMBS — KREF beneficially owned CMBS with an unpaid principal balance and fair value of $34.9 million and $12.5 million, respectively, as of December 31, 2018. KREF beneficially owned CMBS with an unpaid principal balance and fair value of $309.2 million and $114.9 million, respectively, as of December 31, 2017.

In April 2018, KREF sold its controlling beneficial interest in four of the five CMBS trusts held for $112.7 million for a gain of $13.0 million, which is included in "Other Income — Realized gain on sale of investments" in the accompanying Consolidated Statements of Income. The initial cost basis of the CMBS trusts sold was $94.4 million and the fair value as of December 31, 2017 was $99.7 million.

KREF was required to consolidate each of the CMBS trusts acquired from the date of acquisition through the date of sale since KREF retained the controlling class and management determined KREF was the primary beneficiary of those trusts. Further, management irrevocably elected the fair value option for each of the trusts and carries the fair values of the trust's(s') assets and liabilities at fair value in its Consolidated Balance Sheets; recognizes changes in the trust's(s') net assets, including fair value adjustments and net interest earned, in its Consolidated Statements of Income; and records cash interest received from the trusts, net of cash interest paid to CMBS not beneficially owned by KREF, as operating cash flows.

The following table presents the KREF recognized Trust's(s') Assets and Liabilities:

	December 31, 2018	December 31, 2017
Trusts' Assets
Commercial mortgage loans held in variable interest entities, at fair value(A)	$1,092,986	$5,372,811
Accrued interest receivable	4,005	19,740

Trusts' Liabilities
Variable interest entity liabilities, at fair value(B)	1,080,255	5,256,926
Accrued interest payable	3,818	18,661

(A)	Includes accrued interest receivable.

(B)	Includes accrued interest payable.

The following table presents "Other Income — Change in net assets related to consolidated variable interest entities":

	Year Ended December 31,
	2018	2017	2016
Net interest earned	$5,152	$12,470	12,098
Unrealized gain (loss)	(2,564)	3,375	3,363
Change in net assets related to consolidated variable interest entities	$2,588	$15,845	$15,461

See Note 13 for additional information regarding the valuation of financial assets and liabilities held by KREF's consolidated VIEs.

KKR Real Estate Finance Trust Inc.
Notes to Consolidated Financial Statements
(dollars in tables in thousands, except per share amounts)

Concentration of Credit Risk — The following tables present the geographies and property types of collateral underlying the CMBS trusts consolidated by KREF, as a percentage of the collateral unpaid principal balance and weighted by the fair value of the CMBS tranches beneficially owned by KREF's stockholders:

	December 31, 2018	December 31, 2017		December 31, 2018	December 31, 2017
Geography			Collateral Property Type
California	33.4%	23.2%	Retail	28.3%	25.2%
Texas	11.1	12.7	Office	27.4	26.4
New York	8.3	9.1	Hospitality	13.0	15.0
Missouri	5.4	4.6	Multifamily	9.9	10.6
Pennsylvania	5.1	4.5	Industrial/ Flex	9.6	9.6
Florida	4.2	5.5	Self Storage	5.7	3.0
Massachusetts*	3.6	1.7	Mixed Use	3.9	6.9
Illinois	2.7	7.1	Mobile Home	1.7	2.7
Georgia	2.6	2.9	Other	0.5	0.6
New Hampshire*	2.4	1.0		100.0%	100.0%
Delaware*	1.9	1.3
Virginia*	1.7	1.2
Other U.S.	17.6	25.2
Total	100.0%	100.0%

* Presented within Other U.S. as of December 31, 2017

Collateralized Loan Obligation — KREF is the primary beneficiary of a collateralized loan obligation consolidated as a VIE that closed in November 2018 (Note 5). Management considers CLO Issuers, wholly-owned subsidiaries of KREF, to be the primary beneficiary as the CLO Issuers have the ability to control the most significant activities of the CLO, the obligation to absorb losses, and the right to receive benefits of the CLO through the subordinate interests the CLO Issuers own.

Commercial Mezzanine Loan Joint Venture — KREF held a 95.0% interest, and was the primary beneficiary of, a joint venture consolidated as a VIE that invested in commercial mezzanine loans (Note 3). Management considered KREF to be the primary beneficiary of the joint venture as KREF held decision-making power over the activities that most significantly impact the economic performance of the joint venture. In June 2018, KREF acquired the Mezzanine JV Redeemable Noncontrolling Interest for its carrying value of $1.3 million. As of December 31, 2018, the joint venture is no longer a VIE.

Equity method investments, at fair value — KREF holds two investments in entities that it records using the equity method.

As of December 31, 2018, KREF held a 3.5% interest in RECOP, an unconsolidated VIE of which KREF is not the primary beneficiary. The aggregator vehicle in which KREF invests is controlled and advised by affiliates of the Manager. RECOP intends to primarily acquire junior tranches of CMBS newly issued by third parties but may also make purchases on the secondary market. KREF will not pay any fees to RECOP, but KREF bears its pro rata share of RECOP's expenses. KREF reported its share of the net asset value of RECOP in its Consolidated Balance Sheets, presented as “Equity method investments, at fair value” and its share of net income, presented as “Income from equity method investments” in the Consolidated Statement of Income.

As of December 31, 2018, the non-voting limited liability company interests issued by the Manager, a VIE, and held by a Taxable REIT Subsidiary ("TRS") of KREF for the benefit of the holder of the SNVPS represented 4.7% of the Manager’s outstanding limited liability company interests (Note 9). KREF reported its allocable percentage of the assets and liabilities of the Manager in its Consolidated Balance Sheets, presented as “Equity method investments, at fair value” and its share of net income, presented as “Income from equity method investments” in the Consolidated Statement of Income.

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

Common Stock — As further described below, since December 2015, KREF issued the following shares of common stock:

Pricing Date	Shares Issued	Net Proceeds
As of December 31, 2015	13,636,416	$272,728
February 2016	2,000,000	40,000
May 2016	3,000,138	57,130
June 2016(A)	21,838	—
August 2016	5,500,000	109,875
As of December 31, 2016	24,158,392	479,733
February 2017	7,386,208	147,662
April 2017	10,379,738	207,595
May 2017- Initial Public Offering	11,787,500	219,356
As of December 31, 2017	53,711,838	1,054,346
August 2018	5,000,000	98,326
November 2018	500,000	9,351
As of As of December 31, 2018	59,211,838	$1,162,023

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

In November 2018, KREF completed an underwritten offering of 4,500,000 shares of it's common stock at $20.00 per share, consisting of 500,000 shares issued and sold by KREF and 4,000,000 shares sold by pre-initial public offering third-party investors, resulting in $9.4 million in net proceeds to KREF.

As of December 31, 2018, KKR beneficially owned 22,008,616 shares of KREF's common stock, of which 2,008,616 shares were held by KKR on behalf of a third-party investor (Note 1).

During the year ended December 31, 2018, 34,259 shares of common stock were issued related to the vesting of restricted stock units. Upon any payment of shares as a result of restricted stock unit vesting, the related tax withholding obligation will generally be satisfied by the Company, reducing the number of shares to be delivered by a number of shares necessary to satisfy the related applicable tax withholding obligation. Refer to Note 10 for further detail.

Share Repurchase Program — KREF adopted a program to repurchase in the open market up to $100.0 million in shares of KREF's common stock over the 12 month period commencing in June 2017. Of this amount, a total of $50.0 million was covered by a pre-set trading plan meeting the requirements of Rule 10b5-1 under the Exchange Act (the "10b5-1 Plan"), which provided for repurchases of KREF's common stock when the market price per share of common stock was below book value per share (calculated in accordance with GAAP), with the remaining $50.0 million available at any time during the repurchase period. This program expired on June 12, 2018. In May 2018, KREF's board of directors approved a new share repurchase program, effective following the expiration of the above-described share repurchase program. The new share repurchase program permits KREF to repurchase up to $100.0 million of KREF's common stock during the period from June 13, 2018 through June 30, 2019. Of this total authorized amount, $50.0 million is covered by a new 10b5-1 Plan that currently provides for repurchases of our common stock when the market price per share of our common stock is below the lesser of (i) book value per share (calculated in accordance with GAAP as of the end of the most recent quarterly period for which financial statements are available) and (ii) $19.50 per share, and the remaining $50.0 million may be used for repurchases in the open market, or pursuant to pre-set trading plans meeting the requirements of Rule 10b5-1 under the Exchange Act, or in privately negotiated transactions, or otherwise. During the year ended December 31, 2018, KREF repurchased 1,623,482 shares of common stock under the 10b5-1 Plans at an average price per share of $19.30 for a total of $31.3 million. As of December 31, 2018, $31.6 million remained available for repurchases under this existing 10b5-1 Plan.

Of the 59,211,838 common shares KREF issued, there were 57,596,217 common shares outstanding as of December 31, 2018, which includes 34,259 shares of common stock delivered in connection with vested restricted stock units and is net of 1,649,880 common shares repurchased.

KKR Real Estate Finance Trust Inc.
Notes to Consolidated Financial Statements
(dollars in tables in thousands, except per share amounts)

Dividends — During the years ended December 31, 2018 and 2017, KREF's board of directors declared the following dividends on shares of its common stock and special voting preferred stock:

			Amount
Declaration Date	Record Date	Payment Date	Per Share	Total
2017
February 3, 2017	February 3, 2017	February 3, 2017	$0.35	$8,455
April 18, 2017	April 18, 2017	April 18, 2017	0.28	8,832
June 14, 2017	June 30, 2017	July 14, 2017	0.25	13,428
September 14, 2017	September 30, 2017	October 12, 2017	0.37	19,873
December 14, 2017	December 29, 2017	January 12, 2018	0.37	19,864
				$70,452
2018
March 12, 2018	March 29, 2018	April 13, 2018	$0.40	$21,230
May 7, 2018	June 29, 2018	July 13, 2018	0.43	22,804
September 11, 2018	September 28, 2018	October 12, 2018	0.43	24,951
December 17, 2018	December 28, 2018	January 11, 2019	0.43	24,813
				$93,798

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

Special Voting Preferred Stock — In March 2016, KREF issued one share of special voting preferred stock to KKR Fund Holdings L.P. ("KKR Fund Holdings") for $20.00 per share, which KKR Fund Holdings transferred to its subsidiary, KKR REFT Asset Holdings LLC. The holder of the special voting preferred stock has special voting rights related to the election of members to KREF's board of directors until KKR and its affiliates cease to own at least 25.0% of KREF's issued and outstanding common stock (of which 2,008,616 shares were held on behalf of a third-party investor). As of December 31, 2018, KKR and its affiliates beneficially owned 22,008,616 shares of KREF's common stock representing 38% of KREF’s issued and outstanding common stock.

Special Non-Voting Preferred Stock — In connection with KREF's existing investors’ subscription for shares of KREF's common stock in the private placements prior to the initial public offering of KREF's equity on May 5, 2017, those investors were also allocated a class of non-voting limited liability company interest in the Manager ("Non-Voting Manager Units"). In February 2017, KREF issued an investor one share of SNVPS, at $0.01 per share, in lieu of that investor receiving Non-Voting Manager Units to facilitate compliance by the investor with regulatory requirements applicable to it. The corresponding Non-Voting Manager Units are held by a wholly-owned TRS of KREF, ("KREF TRS"). All distributions received by KREF TRS from these Non-Voting Manager Units are passed through to the investor as preferred distributions on its SNVPS, less applicable taxes and withholdings. Except for the Non-Voting Manager Units, an indirect subsidiary of KKR, ("KKR Member"), owns and controls the limited liability company interests of the Manager.

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

KKR Real Estate Finance Trust Inc.
Notes to Consolidated Financial Statements
(dollars in tables in thousands, except per share amounts)

KREF will redeem the SNVPS at the option of the holder. Upon redemption, KREF will pay a price in cash equal to $0.01 per share of the SNVPS, together with any accumulated but unpaid preferred distributions, including respective call or put amounts (as defined), and the SNVPS will be canceled automatically and cease to be outstanding. Concurrently, upon redemption of the SNVPS, KREF TRS will redeem its respective Non-Voting Manager Units from the KKR Member resulting in a one-time gain, thus eliminating the historical cumulative impact of the SNVPS redemption value adjustments recorded in our permanent equity.

Earnings per Share — The following table illustrates the computation of basic and diluted earnings per share for the three and twelve months ended December 31, 2018, 2017, and 2016:

	Year Ended December 31,
	2018	2017	2016
Numerator
Net income (loss) attributable to common stockholders	$87,293	$58,818	$31,141

Denominator
Basic weighted average common shares outstanding	55,136,548	45,320,358	19,299,597
Dilutive restricted stock units	34,513	1,002	—
Diluted weighted average common shares outstanding	55,171,061	45,321,360	19,299,597
Net income (loss) attributable to common stockholders, per:
Basic common share	$1.58	$1.30	$1.61
Diluted common share	$1.58	$1.30	$1.61

KKR Real Estate Finance Trust Inc.
Notes to Consolidated Financial Statements
(dollars in tables in thousands, except per share amounts)

Note 10. Stock-based Compensation

KREF is externally managed by the Manager and does not currently have any employees. However, as of December 31, 2018, the Manager, certain individuals employed by the Manager and affiliates of the Manager, and certain members of KREF's board of directors were compensated, in part, through the issuance of stock-based awards.

As of December 31, 2018, KREF had restricted stock unit (“RSU”) awards outstanding under the KKR Real Estate Finance Trust Inc. 2016 Omnibus Incentive Plan that was adopted on February 12, 2016 and amended and restated on November 17, 2016 (the "Incentive Plan") to certain members of KREF’s board of directors and employees of the Manager or its affiliates, none of whom are KREF employees. RSUs awarded to employees of the Manager or its affiliates, generally vest over three consecutive one-year periods and awards to certain members of KREF's board of directors vest over a one-year period, pursuant to the terms of the respective award agreements and the terms of the Incentive Plan. RSU awards are not entitled to dividends until KREF issues shares of its common stock, which are issuable on a one-to-one basis upon the RSU award vesting.

The following table summarizes the activity in KREF’s outstanding RSUs and the weighted-average grant date fair value per RSU:

	Restricted Stock Units	Weighted Average Grant Date Fair Value Per RSU(A)
Unvested as of December 31, 2017	154,878	$18.61
Granted	361,878	19.03
Vested	(54,037)	20.47
Forfeited/ cancelled	(3,540)	20.56
Unvested as of December 31, 2018	459,179	$19.33

(A)	The grant-date fair value is based upon the last sale price of KREF’s common stock at the date of grant.

These RSUs began to vest on April 1, 2018 for certain individuals employed by the Manager and affiliates of the Manager and each year thereafter. RSUs awarded to KREF’s board of directors generally vest annually.
KREF expects the unvested RSUs outstanding to vest during the following years:

Year	Restricted Stock Units
2019	177,194
2020	165,319
2021	116,666
Total	459,179

Upon adoption of ASU No. 2018-07 in June 2018, KREF recognizes the compensation cost of RSUs awarded to employees of the Manager, or one or more of its affiliates, on a straight-line basis over the awards’ term at their grant date fair value, consistent with the RSUs awarded to certain members of KREF's board of directors.
During the year ended December 31, 2018, 2017 and 2016, KREF recognized $2.0 million, $0.1 million and $0.0 million, respectively, of stock-based compensation expense included in “General and administrative” expense in the Consolidated Statements of Income. As of December 31, 2018, there was $7.9 million of total unrecognized stock-based compensation expense related to unvested share-based compensation arrangements based on the closing price of our common stock on the respective grant date and of $20.47 on June 21, 2018, the date of the adoption of ASU No. 2018-07 for grants issued to employees of the Manager during 2017. This cost is expected to be recognized over a weighted average period of 1.3 years.

KKR Real Estate Finance Trust Inc.
Notes to Consolidated Financial Statements
(dollars in tables in thousands, except per share amounts)

During the year ended December 31, 2018, KREF delivered 34,259 shares of common stock for 54,037 vested RSUs. Upon any payment of shares as a result of restricted stock unit vesting, the related tax withholding obligation is satisfied by KREF reducing the number of shares to be delivered by a number of shares necessary to satisfy the applicable tax withholding obligation. The amount results in a cash payment related to this tax liability and a corresponding adjustment to additional paid in capital on the Consolidated Statements of Changes in Stockholders' Equity. The adjustment was $0.4 million for the year ended December 31, 2018, and is included as a reduction of capital related to KREF's equity incentive plan in the Consolidated Statements of Changes in Stockholders' Equity.

Refer to Note 12 for additional information regarding the Incentive Plan.

KKR Real Estate Finance Trust Inc.
Notes to Consolidated Financial Statements
(dollars in tables in thousands, except per share amounts)

Note 11. Commitments and Contingencies

As of December 31, 2018, KREF was subject to the following commitments and contingencies:

Litigation — From time to time, KREF may be involved in various claims and legal actions arising in the ordinary course of business. KREF establishes an accrued liability for legal proceedings only when those matters present loss contingencies that are both probable and reasonably estimable.

As of December 31, 2018, KREF was not involved in any material legal proceedings regarding claims or legal actions against KREF.

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

Capital Commitments — As of December 31, 2018, KREF had future funding requirements of $419.5 million related to its investments in commercial mortgage loans. These future funding commitments primarily relate to construction projects, capital improvements, tenant improvements and leasing commissions. Generally, funding commitments are subject to certain conditions that must be met, such as customary construction draw certifications, minimum credit metrics or executions of new leases before advances are made to the borrower.

In January 2017, KREF committed $40.0 million to invest in an aggregator vehicle alongside RECOP. As of December 31, 2018, KREF had a remaining commitment of $10.4 million to RECOP.

KKR Real Estate Finance Trust Inc.
Notes to Consolidated Financial Statements
(dollars in tables in thousands, except per share amounts)

Note 12. Related Party Transactions

Management Agreement — The Management Agreement between KREF and the Manager is a three-year agreement that provides for automatic one-year renewal periods starting October 8, 2017, subject to certain termination and nonrenewal rights, which in the case of KREF are exercisable by a two-thirds vote by the independent directors of KREF's board of directors. If the independent directors of KREF's board of directors decline to renew the Management Agreement other than for cause, KREF is required to pay the Manager a termination fee equal to three times the total 24-month trailing average annual management fee and incentive compensation earned by the Manager through the most recently completed calendar quarter.

Pursuant to the Management Agreement, the Manager, as agent to KREF and under the supervision of KREF's board of directors, manages the investments, subject to investment guidelines approved by KREF's board of directors; financing activities; and day-to-day business and affairs of KREF and its subsidiaries.

For its services to KREF, the Manager is entitled to a quarterly management fee equal to the greater of $62,500 or 0.375% of a weighted average adjusted equity and quarterly incentive compensation equal to 20.0% of the excess of (a) the trailing 12-month adjusted earnings over (b) 7.0% of the trailing 12-month weighted average adjusted equity (“Hurdle Rate”), less incentive compensation KREF already paid to the Manager with respect to the first three calendar quarters of such trailing 12-month period. The quarterly incentive compensation is calculated and paid in arrears with a three months lag. During the year ended December 31, 2018, KREF incurred $4.8 million of incentive fees to the Manager, of which $2.4 million was attributed to the gain recognized as a result of the April 2018 CMBS sale (Note 8).

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

No more than 7.5% of the issued and outstanding shares of common stock on a fully diluted basis, assuming the exercise of all outstanding stock options granted under the Incentive Plan and the conversion of all warrants and convertible securities into shares of common stock, or a total of 4,440,887 shares of common stock, will be available for awards under the Incentive Plan. In addition, (i) the maximum number of shares of common stock subject to awards granted during a single fiscal year to any non-employee director (as defined in the Incentive Plan), taken together with any cash fees paid to such non-employee director during the fiscal year, may not exceed $1.0 million and (ii) the maximum amount that can be paid to any participant for a single fiscal year during a performance period (or with respect to each single fiscal year if a performance period extends beyond a single fiscal year) pursuant to a performance compensation award denominated in cash will be $10.0 million.

KKR Real Estate Finance Trust Inc.
Notes to Consolidated Financial Statements
(dollars in tables in thousands, except per share amounts)

No awards may be granted under the Incentive Plan on and after February 12, 2026. The Incentive Plan will continue to apply to awards granted prior to such date. During the year ended December 31, 2018, KREF granted 361,878 RSUs to KREF's directors and employees of the Manger. During the year ended December 31, 2017, KREF granted 154,878 RSUs. As of December 31, 2018, 3,947,449 shares of common stock remained available for awards under the Incentive Plan.

Due to Affiliates — The following table contains the amounts presented in KREF's Consolidated Balance Sheets that it owes to affiliates:

	December 31,	December 31,
	2018	2017
Management fees	$4,330	$3,748
Expense reimbursements and other	382	694
	$4,712	$4,442

Affiliates Expenses — The following table contains the amounts included in KREF's Consolidated Statements of Income that arose from transactions with the Manager:

	Year Ended December 31,
	2018	2017	2016
Management fees	$16,346	$13,492	$5,934
Incentive compensation	4,756	—	365
Expense reimbursements and other(A)	1,184	1,561	486
	$22,286	$15,053	$6,785

(A)
KREF presents these amounts in "Operating Expenses — General and administrative" in its Consolidated Statements of Income. Affiliate expense reimbursements presented in the table above exclude the out-of-pocket amounts paid by the Manager to parties unaffiliated with the Manager on behalf of KREF, and for which KREF reimburses the Manager in cash. For the years ended December 31, 2018, 2017, and 2016, these cash reimbursements totaled $2.7 million, $1.6 million, and $3.0 million, respectively.

In connection with the Term Loan Facility (Note 4), KREF is obligated to pay KKR Capital Markets ("KCM"), an affiliate of the Manager, a structuring fee equal to 0.75% of the respective committed loan advances, as defined. During the year ended December 31, 2018, KREF incurred $6.0 million in structuring fees in connection with the facility. Such amount was capitalized as deferred financing cost and amortized to interest expense over the life of the facility.
In connection with the BMO Facility, and in consideration for structuring and sourcing this arrangement, KREF will pay KCM, a structuring fee equal to 0.35% of the respective committed loan advances under the agreement. During the year ended December 31, 2018, KREF incurred $0.4 million in structuring fees in connection with the facility. Such amount was capitalized as deferred financing cost and amortized to interest expense over the life of the facility.

In connection with the CLO issuance, and in consideration for its services as the co-placement agent, KREF paid KCM, a $0.9 million placement agent fee equal to 0.105% of the CLO proceeds. Such amount was capitalized as deferred financing cost and amortized to interest expense over the weighted average life of the collateral assets.

During the year ended December 31, 2018, KREF paid KCM $0.8 million in commissions in connection with the issuance of the Convertible Notes. Such amount is included in the $5.1 million Convertible Notes’ issuance cost and is amortized to interest expense over the life of the Convertible Notes.

In connection with the Revolver, and in consideration for structuring and sourcing this arrangement, KREF will pay KCM, a structuring fee equal to 0.75% of the aggregate amount of commitments first made available. During the year ended December 31, 2018, KREF incurred $0.8 million in structuring fees in connection with the Revolver. Such amount was capitalized as deferred financing cost and amortized to interest expense over the life of the Revolver.

KKR Real Estate Finance Trust Inc.
Notes to Consolidated Financial Statements
(dollars in tables in thousands, except per share amounts)

Note 13. Fair Value of Financial Instruments

The carrying values and fair values of KREF’s financial assets and liabilities recorded at fair value on a recurring basis, as well as other financial instruments not carried at fair value, as of December 31, 2018 were as follows:

			Fair Value
	Principal Balance(A)	Carrying Value(B)	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$86,531	$86,531	$86,531	$—	$—	$86,531
Commercial mortgage loans, held-for-investment, net(C)	4,026,713	4,001,820	—	—	4,007,316	4,007,316
Equity method investments, at fair value	30,734	30,734	—	—	30,734	30,734
Commercial mortgage loans held in variable interest entities, at fair value	1,127,926	1,092,986	—	—	1,092,986	1,092,986
	$5,271,904	$5,212,071	$86,531	$—	$5,131,036	$5,217,567
Liabilities
Secured financing agreements, net	$1,965,675	$1,951,049	$—	$—	$1,965,675	$1,965,675
Collateralized loan obligation, net	810,000	800,346	—	—	810,000	810,000
Convertible notes, net	143,750	137,688	142,107	—	—	142,107
Loan participations sold, net	85,880	85,465	—	—	85,295	85,295
Variable interest entity liabilities, at fair value	1,092,984	1,080,255	—	—	1,080,255	1,080,255
	$4,098,289	$4,054,803	$142,107	$—	$3,941,225	$4,083,332

(A)	The principal balance of commercial mortgage loans excludes premiums and unamortized discounts.

(B)
The carrying value of commercial mortgage loans is presented net of $24.9 million unamortized origination discounts and deferred nonrefundable fees. The carrying value of secured financing agreements is presented net of $14.6 million unamortized debt issuance costs. The carrying value of collateralized loan obligations is presented net of $9.7 million unamortized debt issuance costs.

(C)
Includes $1.0 billion of CLO loan participations as of December 31, 2018. Also, includes senior loans for which KREF sold a loan participation that was not treated as a sale under GAAP, with a carrying value of $85.6 million and a fair value of $85.3 million as of December 31, 2018.

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

KKR Real Estate Finance Trust Inc.
Notes to Consolidated Financial Statements
(dollars in tables in thousands, except per share amounts)

KREF reported the following financial assets and liabilities at fair value on a recurring basis using Level 3 inputs as of December 31, 2018. The following table summarizes the changes in these assets and liabilities.

	Assets	Liabilities
	Commercial Mortgage Loans Held in Variable Interest Entities, at Fair Value	Variable Interest Entity Liabilities, at Fair Value	Net
Balance as of December 31, 2016	$5,426,084	$5,313,574	$112,510
Gains (losses) included in net income
Unrealized gain (loss) included in change in net assets related to CMBS consolidated VIEs	(7,567)	(10,942)	3,375
Purchases and repayments
Repayments	(45,562)	(45,562)	—
Other(A)	(144)	(144)	—
Balance as of December 31, 2017	$5,372,811	$5,256,926	$115,885
Gains (losses) included in net income
Realized gain (loss)	13,000	—	13,000
Unrealized gain (loss) included in change in net assets related to CMBS consolidated VIEs	(98,990)	(96,426)	(2,564)
Purchases and sales/repayments
Sales/Repayments/Deconsolidation	(4,178,118)	(4,065,371)	(112,747)
Other(A)	(15,717)	(14,874)	(843)
Balance as of December 31, 2018	$1,092,986	$1,080,255	$12,731

(A)	Amounts primarily consist of changes in accrued interest.

During the year ended December 31, 2017, KREF contributed $33.6 million, received distributions of $19.8 million and recognized income of $0.4 million related to its investment in RECOP. During the year ended December 31, 2018, KREF contributed $15.6 million, received distributions of $1.7 million and recognized income of $2.3 million related to its investment in RECOP.

The following table contains the Level 3 inputs used to value assets and liabilities on a recurring and nonrecurring basis or where KREF discloses fair value as of December 31, 2018:

	Fair Value	Valuation Methodologies	Unobservable Inputs(A)	Weighted Average(B)	Range
Assets(C)
Commercial mortgage loans, held-for-investment, net	$4,007,316	Discounted cash flow	Loan-to-value ratio	60.3%	46.6% - 82.8%
			Discount rate	7.3%	2.9% - 13.9%
Commercial mortgage loans held in variable interest entities, at fair value(D)	1,092,986	Discounted cash flow	Yield	8.5%	2.8% - 39.6%
	$5,100,302
Liabilities
Secured financing agreements, net	$1,965,675	Market comparable	Credit spread	1.7%	1.4% - 2.5%
Collateralized loan obligation, net(E)	810,000	Market comparable	Credit spread	n.a	n.a
Loan participations sold, net	85,295	Discounted cash flow	Loan-to-value ratio	54.1%	54.1% - 54.1%
			Discount rate	3.9%	2.9% - 4.9%
Variable interest entity liabilities, at fair value	1,080,255	Discounted cash flow	Yield	6.5%	2.8% - 16.5%
	$3,941,225

(A)	An increase (decrease) in the valuation input results in a decrease (increase) in value.

(B)	Represents the average of the input value, weighted by the unpaid principal balance of the financial instrument.

KKR Real Estate Finance Trust Inc.
Notes to Consolidated Financial Statements
(dollars in tables in thousands, except per share amounts)

(C)	KREF carries a $30.5 million investment in an aggregator vehicle alongside RECOP (Note 7) at its pro rata share of the aggregator's net asset value, which management believes approximates fair value.

(D)
Management measures the fair value of "Commercial mortgage loans held in variable interest entities, at fair value" using the fair value of the CMBS trust liabilities. The Level 3 inputs presented in the table above reflect the inputs used to value the CMBS trust liabilities, including the CMBS beneficially owned by KREF stockholders eliminated in consolidation of the CMBS trusts.

(E)	The principal balance of the collateralized loan obligation approximates its fair value as current borrowing spreads reflect market terms.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets not measured at fair value on an ongoing basis but subject to fair value adjustments only in certain circumstances, such as when there is evidence of impairment, are measured at fair value on a nonrecurring basis. For commercial mortgage loans held-for-sale, KREF applies the lower of cost or fair value accounting and may be required, from time to time, to record a nonrecurring fair value adjustment. For commercial mortgage loans held-for-investment and preferred interest in joint venture held-to-maturity, KREF applies the amortized cost method of accounting, but may be required, from time to time, to record a nonrecurring fair value adjustment in the form of a valuation provision or impairment. KREF did not report any significant financial assets or liabilities at fair value on a nonrecurring basis as of December 31, 2018 or December 31, 2017.

Assets and Liabilities for Which Fair Value is Only Disclosed

KREF does not carry its secured financing agreements or its CLO at fair value as management did not elect the fair value option for these liabilities. As of December 31, 2018, the fair value of KREF's floating rate repurchase facilities and CLO approximated their respective outstanding principal balances.

Note 14. Income Taxes

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

KREF consolidates subsidiaries that incur U.S. federal, state and local income taxes, based on the tax jurisdiction in which each subsidiary operates. During each of the years ended December 31, 2018, 2017, and 2016, KREF recorded a current income tax benefit/provision of $(0.1) million, $1.1 million, and $0.4 million, respectively, related to operations of its taxable REIT subsidiaries and various other state and local taxes. There were no deferred tax assets or liabilities as of December 31, 2018 and December 31, 2017.

As of December 31, 2018, tax years 2015 through 2018 remain subject to examination by taxing authorities.
Common stock distributions were taxable as follows:

Year	Ordinary Dividends	Qualified Dividends	Long Term Capital Gain	Return of Capital
2018	87.8%	0.6%	11.7%	—%
2017	100.0	—	—	—
2016	100.0	—	—	—

KKR Real Estate Finance Trust Inc.
Notes to Consolidated Financial Statements
(dollars in tables in thousands, except per share amounts)

Note 15. Subsequent Events

The following events occurred subsequent to December 31, 2018:

Investing Activities

KREF originated the following senior loan:

Description/ Location	Property Type	Month Originated	Maximum Face Amount	Initial Face Amount Funded	Interest Rate(A)	Maturity Date(B)	LTV
Brooklyn, NY	Hospitality	January 2019	$76,000	$76,000	L + 2.9%	February 2024	69%

(A)	Floating rate based on one-month USD LIBOR.

(B)	Maturity date assumes all extension options are exercised, if applicable.

Funding of Previously Closed Loans

KREF funded approximately $28.4 million for previously closed loans.

Loan Repayments

KREF received approximately $297.8 million from loan repayments.

Financing Activities

KREF borrowed $60.0 million and repaid $75.7 million under the BMO Facility and its master repurchase facilities, respectively.

Corporate Activities

Dividends

In January 2019, KREF paid $24.8 million in dividends on its common and special voting preferred stock, or $0.43 per share, with respect to the fourth quarter of 2018, to stockholders of record on December 28, 2018.

Share Buyback

KREF repurchased 212,809 shares of its common stock for a total of $4.1 million, net of commissions, at a weighted average price per share of $19.25.

KKR Real Estate Finance Trust Inc.
Notes to Consolidated Financial Statements
(dollars in tables in thousands, except per share amounts)

Note 16. Summary Quarterly Consolidated Financial Information (Unaudited)
The following tables summarize KREF's quarterly financial data which, in the opinion of management, reflects all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of KREF's results of operations for the years ended December 31, 2018 and 2017:

	2018
	Quarter Ended				Year Ended
	March 31	June 30	September 30	December 31	December 31, 2018
Net Interest Income
Interest income	$31,694	$40,363	$51,895	$59,623	$183,575
Interest expense	10,690	18,798	23,337	32,192	85,017
Total net interest income	21,004	21,565	28,558	27,431	98,558
Other Income (Loss)	9,198	7,983	1,602	1,310	20,093
Operating Expenses	6,602	5,599	9,103	7,610	28,914
Income (Loss) Before Income Taxes, Noncontrolling Interests and Preferred Dividends	23,600	23,949	21,057	21,131	89,737
Income tax expense (benefit)	175	(33)	85	(297)	(70)
Net Income (Loss)	23,425	23,982	20,972	21,428	89,807
Redeemable Noncontrolling Interests in Income (Loss) of Consolidated Joint Venture	34	29	—	—	63
Noncontrolling Interests in Income (Loss) of Consolidated Joint Venture	—	—	—	—	—
Net Income (Loss) Attributable to KKR Real Estate Finance Trust Inc. and Subsidiaries	23,391	23,953	20,972	21,428	89,744
Preferred Stock Dividends and Redemption Value Adjustment	111	470	151	1,719	2,451
Net Income (Loss) Attributable to Common Stockholders	$23,280	$23,483	$20,821	$19,709	$87,293
Net Income (Loss) Per Share of Common Stock, basic and diluted	$0.44	$0.44	$0.37	$0.34	$1.58
Weighted Average Number of Shares of Common Stock Outstanding
Basic	53,337,915	53,064,585	55,903,126	58,178,944	55,136,548
Diluted	53,378,467	53,069,866	55,921,655	58,253,821	55,171,061

KKR Real Estate Finance Trust Inc.
Notes to Consolidated Financial Statements
(dollars in tables in thousands, except per share amounts)

	2017
	Quarter Ended				Year Ended December 31, 2017
	March 31	June 30	September 30	December 31
Net Interest Income
Interest income	$12,906	$17,446	$24,408	$28,385	$83,145
Interest expense	3,953	3,225	5,414	8,632	21,224
Total net interest income	8,953	14,221	18,994	19,753	61,921
Other Income (Loss)	4,790	4,780	4,317	3,801	17,688
Operating Expenses	2,988	4,451	5,328	5,661	18,428
Income (Loss) Before Income Taxes, Noncontrolling Interests and Preferred Dividends	10,755	14,550	17,983	17,893	61,181
Income tax expense	122	146	120	714	1,102
Net Income (Loss)	10,633	14,404	17,863	17,179	60,079
Redeemable Noncontrolling Interests in Income (Loss) of Consolidated Joint Venture	46	34	54	82	216
Noncontrolling Interests in Income (Loss) of Consolidated Joint Venture	210	214	377	—	801
Net Income (Loss) Attributable to KKR Real Estate Finance Trust Inc. and Subsidiaries	10,377	14,156	17,432	17,097	59,062
Preferred Stock Dividends	13	75	93	63	244
Net Income (Loss) Attributable to Common Stockholders	$10,364	$14,081	$17,339	$17,034	$58,818
Net Income (Loss) Per Share of Common Stock, basic and diluted	$0.39	$0.30	$0.32	$0.32	$1.30
Weighted Average Number of Shares of Common Stock Outstanding
Basic	26,879,428	46,632,975	53,696,967	53,685,440	45,320,358
Diluted	26,879,428	46,633,248	53,697,041	53,688,027	45,321,360

Schedule IV - Mortgage Loans on Real Estate
December 31, 2018
(dollars in millions)

Description/Location	Prior Liens(A)	Face Amount	Carrying Amount	Interest Rate(B)	Payment Terms(C)	Maturity Date(D)
Senior Loans(E)
Senior Loan 1, Atlanta, GA / Tampa, FL	N/A	$335.5	$333.5	L + 3.2%	I/O	8/7/2023
Senior Loan 2, Queens, NY	N/A	255.2	252.9	L + 3.3	I/O	6/7/2023
Senior Loan 3, Boston, MA	N/A	195.4	194.1	L + 2.4	I/O	6/7/2023
Senior Loan 4, New York, NY	N/A	182.2	179.9	L + 3.6	I/O	1/7/2024
Senior Loan 5, New York, NY	N/A	170.7	170.4	L + 4.8	I/O	8/5/2020
Senior Loan 6, Seattle, WA	N/A	162.1	160.6	L + 3.7	I/O	10/7/2023
Senior Loan 7, San Diego, CA	N/A	159.5	159.1	L + 4.2	I/O	10/5/2021
Senior Loan 8, Minneapolis, MN	N/A	159.2	158.4	L + 3.8	I/O	12/5/2022
Senior Loan 9, New York, NY	N/A	148.0	146.4	L + 2.6	I/O	12/7/2023
Senior Loan 10, North Bergen, NJ	N/A	147.8	147.2	L + 4.3	I/O	11/5/2022
Senior Loan 11, Philadelphia, PA	N/A	143.1	141.9	L + 2.5	I/O	7/7/2023
Senior Loan 12, Irvine, CA	N/A	140.8	140.6	L + 3.9	I/O	5/5/2022
Senior Loan 13, Fort Lauderdale, FL	N/A	140.0	139.3	L + 2.9	I/O	12/7/2023
Senior Loan 14, Portland, OR	N/A	125.0	124.4	L + 5.5	I/O	11/5/2020
Senior Loan 15, West Palm Beach, FL	N/A	122.0	120.7	L + 2.9	I/O	11/7/2023
Senior Loan 16, Brooklyn, NY	N/A	116.5	115.7	L + 4.4	I/O	4/5/2022
Senior Loan 17, Crystal City, VA	N/A	96.8	96.5	L + 4.5	I/O	10/5/2021
Senior Loan 18, Seattle, WA	N/A	93.0	92.6	L + 2.6	I/O	9/7/2023
Senior Loan 19, Westbury, NY	N/A	87.1	86.8	L + 3.1	I/O	4/7/2023
Senior Loan 20, New York, NY	N/A	86.0	85.5	L + 2.6	I/O	4/7/2023
Senior Loan 21, Atlanta, GA	N/A	85.9	85.6	L + 1.8	I/O	9/5/2022
Senior Loan 22, San Diego, CA	N/A	81.8	80.9	L + 3.2	I/O	12/7/2023
Senior Loan 23, Denver, CO	N/A	81.0	80.6	L + 4.0	I/O	8/5/2022
Senior Loan 24, Seattle, WA	N/A	80.7	80.2	L + 3.6	I/O	4/7/2023
Senior Loan 25, Philadelphia, PA	N/A	77.0	76.3	L + 2.7	I/O	11/7/2023
Senior Loan 26, New York, NY	N/A	73.2	73.0	L + 4.4	I/O	11/5/2021
Senior Loan 27, Orlando, FL	N/A	71.1	70.9	L + 2.8	I/O	4/7/2023
Senior Loan 28, St Paul, MN	N/A	70.3	69.9	L + 3.6	I/O	2/5/2023
Senior Loan 29, Atlanta, GA	N/A	69.3	68.8	L + 2.7	I/O	8/7/2023
Senior Loan 30, Queens, NY	N/A	62.3	62.0	L + 3.7	I/O	8/5/2022
Senior Loan 31, Atlanta, GA	N/A	56.3	56.2	L + 4.0	I/O	6/2/2022
Senior Loan 32, Nashville, TN	N/A	53.9	53.5	L + 4.3	36 mo I/O / 360 mo amort	1/5/2022
Senior Loan 33, Queens, NY	N/A	42.0	41.8	L + 2.8	I/O	11/7/2023
Mezzanine Loans
Mezzanine Loan 1, Denver, CO	N/A	15.8	15.7	L + 10.8	I/O	3/5/2022
Mezzanine Loan 2, Atlanta, GA	N/A	13.9	13.8	L + 10.7	I/O	9/5/2022
Mezzanine Loan 3, Santa Monica, CA	N/A	5.6	5.6	10.5	I/O	12/6/2025
Mezzanine Loan 4, Various	N/A	5.5	5.5	11.0	I/O	7/6/2025
Mezzanine Loan 5, Ann Arbor, MI	N/A	4.3	4.3	12.0	I/O	7/6/2025
Mezzanine Loan 6, Boca Raton, FL	N/A	4.0	4.0	10.0	I/O	12/1/2024
Mezzanine Loan 7, Fort Lauderdale, FL	N/A	4.0	4.0	10.0	I/O	12/1/2024
Mezzanine Loan 8, Bryan, TX	N/A	2.9	2.9	10.0	I/O	3/1/2025

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

(E)	Includes senior loans and pari passu participations in senior loans. May include accommodation mezzanine loans in connection with the senior mortgage financing

For the activity within our loan portfolio during the year ended December 31, 2018, refer to Note 3 of our consolidated financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that the information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and such information is accumulated and communicated to management, including the Co-Chief Executive Officers and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired controls.
As of December 31, 2018, we carried out an evaluation, under the supervision and with the participation of our management, including the Co-Chief Executive Officers and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Co-Chief Executive Officers and Chief Financial Officer have concluded that, as of December 31, 2018, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of KREF, (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with U.S. generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Under the supervision and with the participation of our management, including our Co-Chief Executive Officers and the Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on its evaluation, our management concluded that our internal control over financial reporting was effective as of the end of the fiscal year covered by this Annual Report on Form 10-K.
This Annual Report on Form 10-K does not include an attestation report of KREF’s registered accounting firm due to a transition period established by the rules of the SEC for “emerging growth companies.”
Changes in Internal Control Over Financial Reporting
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

The remaining information required by this item is incorporated by reference to the company’s definitive proxy statement to be filed not later than April 30, 2019 with the SEC pursuant to Regulation 14A under the Exchange Act.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the company’s definitive proxy statement to be filed not later than April 30, 2019 with the SEC pursuant to Regulation 14A under the Exchange Act.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to the company’s definitive proxy statement to be filed not later than April 30, 2019 with the SEC pursuant to Regulation 14A under the Exchange Act.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to the company’s definitive proxy statement to be filed not later than April 30, 2019 with the SEC pursuant to Regulation 14A under the Exchange Act.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to the company’s definitive proxy statement to be filed not later than April 30, 2019 with the SEC pursuant to Regulation 14A under the Exchange Act.

PART IV.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)    The following documents are filed as part of this Annual Report on Form 10-K.

1.    Financial Statements

See Item 8 above.

2.    Financial Statement Schedules:

See Schedule IV — Mortgage Loans on Real Estate as of December 31, 2018 of this Annual Report on Form 10-K.

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

4.1
Indenture (including form of Note), dated as of May 18, 2018, by and between KKR Real Estate Finance Trust Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (001-38082) filed on May 18, 2018).

4.2
Indenture, dated as of November 28, 2018, among KREF 2018-FL1 Ltd., KREF 2018-FL1 LLC, KREF CLO Loan Seller LLC, Wilmington Trust, National Association, and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (001-38082) filed on November 29, 2018).

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

10.7
Loan and Servicing Agreement, dated as of April 11, 2018, among KREF Holdings VII LLC, KREF Lending VII LLC, PNC Bank, National Association, Midland Loan Services, a division of PNC Bank, National Association, the Initial Lender, and KKR Capital Markets LLC.

10.8
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

10.15
Reaffirmation of Guaranty, dated as of November 1, 2017, made by KKR Real Estate Finance Holdings L.P. in favor of Goldman Sachs Bank USA (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017 (001-38082)).

10.16
Master Repurchase and Securities Contract Agreement, dated as of December 6, 2016, between Morgan Stanley Bank, N.A. and KREF Lending IV LLC (incorporated by reference to Exhibit 10.16 to the Company’s Registration on Form S-11 (333-217126) filed on April 3, 2017).

10.17
Omnibus Amendment, dated as of November 10, 2017, to the Master Repurchase and Securities Contract Agreement, dated as of December 6, 2016, between Morgan Stanley Bank, N.A. and KREF Lending IV LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (001-38082) filed on November 13, 2017).

10.18
Guaranty Agreement, dated as of December 6, 2016, made by KKR Real Estate Finance Holdings L.P. in favor of Morgan Stanley Bank, N.A. (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 (001-38082)).

10.19
Amended and Restated Master Repurchase and Securities Contract, dated as of April 7, 2017, between KREF Lending I LLC and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.20 to the Company’s Registration on Form S-11/A (333-217126) filed on April 13, 2017).

10.20
Amendment No. 1 to Amended and Restated Master Repurchase and Securities Contract, dated as of September 20, 2017, between KREF Lending I LLC and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017 (001-38082)).

10.21
Amendment No. 3 to Guarantee Agreement, dated as of April 7, 2017, between Wells Fargo Bank, National Association and KKR Real Estate Finance Holdings L.P. (incorporated by reference to Exhibit 10.21 to the Company’s Registration on Form S-11/A (333-217126) filed on April 13, 2017).

10.22	Amendment No. 4 to Guarantee Agreement, dated as of December 28, 2018, between Wells Fargo Bank, National Association and KKR Real Estate Finance Holdings L.P.

10.23
Trademark License Agreement, dated as of May 4, 2017, between Kohlberg Kravis Roberts & Co. L.P. and KKR Real Estate Finance Trust Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (001-38082) filed on May 10, 2017).

10.24†	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.19 to the Company’s Registration on Form S-11/A (333-217126) filed on April 26, 2017).

10.25†
Amended and Restated KKR Real Estate Finance Trust Inc. 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.18 to the Company’s Registration on Form S-11/A (333-217126) filed on April 26, 2017).

10.26†
Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement for Non-Employee Directors (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2018 (001-38082)).

10.27†
Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 (001-38082)).

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

KKR REAL ESTATE FINANCE TRUST INC.

Date:	February 20, 2019	By:	/s/ Christen E.J. Lee
Name: Christen E.J. Lee
Title: Co-Chief Executive Officer and Co-President
(Co-Principal Executive Officer)

Date:	February 20, 2019	By:	/s/ Matthew A. Salem
Name: Matthew A. Salem
Title: Co-Chief Executive Officer and Co-President
(Co-Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below and on the dates indicated below.

Date:	February 20, 2019	By:	/s/ Christen E.J. Lee
Name: Christen E.J. Lee
Title: Co-Chief Executive Officer and Co-President
(Co-Principal Executive Officer)

Date:	February 20, 2019	By:	/s/ Matthew A. Salem
Name: Matthew A. Salem
Title: Co-Chief Executive Officer and Co-President
(Co-Principal Executive Officer)

Date:	February 20, 2019	By:	/s/ Mostafa Nagaty
Name: Mostafa Nagaty
Title: Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

Date:	February 20, 2019	By:	/s/ Ralph F. Rosenberg
Name: Ralph F. Rosenberg
Title: Director

Date:	February 20, 2019	By:	/s/ Todd A. Fisher
Name: Todd A. Fisher
Title: Director

Date:	February 20, 2019	By:	/s/ Terrence R. Ahern
Name: Terrence R. Ahern
Title: Director

Date:	February 20, 2019	By:	/s/ Jonathan A. Langer
Name: Jonathan A. Langer
Title: Director

Date:	February 20, 2019	By:	/s/ R. Craig Blanchard
Name: R. Craig Blanchard
Title: Director

Date:	February 20, 2019	By:	/s/ Deborah H. McAneny
Name: Deborah H. McAneny
Title: Director

Date:	February 20, 2019	By:	/s/ Irene M. Esteves
Name: Irene M. Esteves
Title: Director

Date:	February 20, 2019	By:	/s/ Paula Madoff
Name: Paula Madoff
Title: Director