Form 10-K/A
period 2018-12-31
KKR Real Estate Finance Trust Inc.
filed 2019-02-21
CIK 1631596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐ Yes    ☒ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐ Yes    ☒ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒ Yes    ☐ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    ☒ Yes    ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S‑K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10‑K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the registrant’s common stock held by non-affiliates was approximately $298.0 million as of June 30, 2018 (the last business day of the registrant’s most recently completed second fiscal quarter) based on the closing sale price on the New York Stock Exchange on that date.

The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of February 20, 2019 was 57,383,408.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement to be filed with the Securities and Exchange Commission (“SEC”) pursuant to Regulation 14A relating to the registrant’s Annual Meeting of Shareholders, to be held on April 26, 2019, will be incorporated by reference in this Form 10-K in response to Items 10, 11, 12, 13 and 14 of Part III. The definitive proxy statement will be filed with the SEC no later than 120 after the registrant’s fiscal year end.

EXPLANATORY NOTE

KKR Real Estate Finance Trust Inc. (the “Company”) is filing this Amendment No. 1 (the “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (the “Initial Form 10-K,” and as amended by this Amendment, the “Annual Report on Form 10-K”), originally filed with the Securities and Exchange Commission on February 20, 2019.

This Amendment corrects the presentation of the Company’s non-GAAP financial measures Net Core Earnings and Core Earnings (and related per share amounts) for the year ended December 31, 2018, contained on pages 54 and 56 of “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Initial Form 10-K.  These corrections do not impact any other areas of the Initial Form 10-K.  Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, we have included the entire text of Item 7 of the Initial Form 10-K as amended by this Amendment.

In addition, this Amendment attaches a currently dated version of the Consent of Deloitte & Touche LLP as Exhibit 23.1, which replaces Exhibit 23.1 to the Initial Form 10-K.

Except as expressly set forth above, this Amendment does not, and does not purport to, amend, update or restate the information in any other item of the Initial Form 10-K or reflect any events that have occurred after the filing of the Initial Form 10-K. Accordingly, this Amendment should be read in conjunction with the Initial Form 10-K.

PART II

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K. The historical consolidated financial data discussed below reflects the historical results and financial position of KREF. In addition, this discussion and analysis contains forward-looking statements and involves numerous risks and uncertainties, including those described under “Cautionary Note Regarding Forward-Looking Statements,” and Part I, Item 1A. “Risk Factors” in this Annual Report on Form 10-K. Actual results may differ materially from those contained in any forward-looking statements.

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

2018 Highlights

Operating Results:

•	Net Income Attributable to Common Stockholders of $87.3 million, or $1.58 per basic and diluted share of common stock, increased 48% and $0.28, respectively, compared to 2017.
•	Net Core Earnings of $100.0 million, or $1.81 per basic and diluted share of common stock, increased 80% and $0.59 respectively, compared to 2017.
•	Declared dividends of $1.69 per common share. The fourth quarter dividend of $0.43 per common share produced an annualized yield of 8.75% on our December 31, 2018 book value.

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

The following tables provide a reconciliation of GAAP net income attributable to common stockholders to Core Earnings and Net Core Earnings (amounts in thousands, except share and per share data):

	Three Months Ended	Year Ended December 31,
	December 31, 2018	2018	2017
Net Income (Loss) Attributable to Common Stockholders	$19,709	$87,293	$58,818
Adjustments
Non-cash equity compensation expense	387	1,973	65
Incentive compensation to affiliate	1,470	4,756	—
Depreciation and amortization	—	—	—
Unrealized (gains) or losses(A)	1,980	(1,370)	(3,375)
Non-cash convertible notes discount amortization	91	224	—
Reversal of previously unrealized gain now realized(B)	—	11,900	—
Core Earnings(C)	23,637	104,776	55,508
Incentive compensation to affiliate	1,470	4,756	—
Net Core Earnings	$22,167	$100,020	$55,508
Weighted average number of shares of common stock outstanding
Basic	58,178,944	55,136,548	45,320,358
Diluted	58,253,821	55,171,061	45,321,360
Core Earnings per Diluted Weighted Average Share	$0.41	$1.90	$1.22
Net Core Earnings per Diluted Weighted Average Share	$0.38	$1.81	$1.22

(A)
Includes $1.6 million, $1.6 million and $0.0 million non-cash redemption value adjustment of our Special Non-Voting Preferred Stock for the three months ended December 31, 2018, the year ended December 31, 2018, and the year ended December 31, 2017, respectively.

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

Book Value per Share

We believe that book value per share is helpful to stockholders in evaluating the growth of our company as we have scaled our equity capital base and continue to invest in our target assets. The following table calculates our book value per share of common stock (amounts in thousands, except share and per share data):

	December 31, 2018	December 31, 2017
KKR Real Estate Finance Trust Inc. stockholders’ equity	$1,132,342	$1,059,145
Shares of common stock issued and outstanding at period end	57,596,217	53,685,440
Book value per share of common stock	$19.66	$19.73

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

•	Geography: California (23.0%), New York (12.5%) Texas (8.5%) and Other (56.0%). As of December 31, 2018, no other individual geography comprised more than 5% of our total CMBS B‑Piece portfolio.

•	Vintage: 2015 (19.6%), 2016 (10.2%), and 2017 (70.2%).

(B)	LTV is generally based on the initial loan amount divided by the as-is appraised value as of the date the loan was originated.

The following table details our quarterly loan activity (dollars in thousands):

	Three Months Ended				Year Ended
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018	December 31, 2018	December 31, 2017
Loan originations	$411,425	$728,713	$680,500	$907,982	$2,728,620	$1,476,075
Loan fundings(A)	$421,056	$590,441	$698,047	$855,369	$2,564,913	$1,294,700
Loan repayments(B)	(35,000)	(14,503)	(281,436)	(110,840)	(441,779)	(68,015)
Net fundings	386,056	575,938	416,611	744,529	2,123,134	1,226,685
Loan participations sold	—	—	—	—	—	(81,472)
Non-consolidated senior interest	—	—	—	—	—	(60,991)
Total activity	$386,056	$575,938	$416,611	$744,529	$2,123,134	$1,084,222

(A)	Includes initial funding of new loans and additional fundings made under existing loans. Excludes fundings on loan participations sold.
(B)	Includes 100.0% of the proceeds from the repayment of one of the mezannine loans held within our commercial mezzanine loan joint venture during the year ended December 31, 2018.

The following table details overall statistics for our loan portfolio as of December 31, 2018 (dollars in thousands):

		Total Loan Exposure(A)
	Balance Sheet Portfolio	Total Loan Portfolio	Floating Rate Loans	Fixed Rate Loans
Number of loans	41	41	35	6
Principal balance	$4,026,713	$4,093,868	$4,067,638	$26,230
Carrying value	$4,001,820	$4,068,975	$4,042,745	$26,230
Unfunded loan commitments(B)	$419,485	$419,485	$419,485	$—
Weighted-average cash coupon(C)	6.0%	6.0%	L+3.5%	10.6%
Weighted-average all-in yield(C)	6.5%	6.5%	L+3.9%	11.4%
Weighted-average maximum maturity (years)(D)	3.7	3.7	3.7	5.2
LTV(E)	68%	69%	68%	72%

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

(E)	Based on LTV as of the dates loans were originated or acquired by us.

The table below sets forth additional information relating to our portfolio as of December 31, 2018 (dollars in millions):

	Investment(A)	Investment Date	Committed Principal Amount	Current Principal Amount	Net Equity(B)	Location	Property Type	Coupon(C)(D)	Max Remaining Term (Years)(C)(E)	LTV(C)(F)
	Senior Loans(G)
1	Senior Loan	5/9/2018	$350.0	$255.2	$151.5	Queens, NY	Office	L+3.3%	4.4	71%
2	Senior Loan	7/31/2018	341.0	335.5	82.0	Atlanta, GA / Tampa, FL	Multifamily	L+3.2	4.6	75
3	Senior Loan	8/4/2017	239.2	170.7	59.4	New York, NY	Condo (Residential)	L+4.8	1.6	62
4	Senior Loan	12/20/2018	234.5	182.2	43.2	New York, NY	Multifamily	L+3.6	5.0	70
5	Senior Loan	5/23/2018	213.7	195.4	32.3	Boston, MA	Office	L+2.4	4.4	69
6	Senior Loan	11/13/2017	181.8	159.2	41.1	Minneapolis, MN	Office	L+3.8	3.9	75
7	Senior Loan	9/13/2018	172.0	162.1	36.5	Seattle, WA	Office	L+3.7	4.8	65
8	Senior Loan	9/9/2016	168.0	159.5	41.7	San Diego, CA	Office	L+4.2	2.8	71
9	Senior Loan	6/19/2018	165.0	143.1	26.4	Philadelphia, PA	Office	L+2.5	4.5	71
10	Senior Loan	12/5/2018	163.0	148.0	20.6	New York, NY	Multifamily	L+2.6	4.9	67
11	Senior Loan	4/11/2017	162.1	140.8	40.7	Irvine, CA	Office	L+3.9	3.3	62
12	Senior Loan	10/26/2015	155.0	125.0	49.4	Portland, OR	Retail	L+5.5	1.8	61
13	Senior Loan	10/23/2017	150.0	147.8	39.7	North Bergen, NJ	Multifamily	L+4.3	3.8	57
14	Senior Loan	11/9/2018	150.0	140.0	27.3	Fort Lauderdale, FL	Hospitality	L+2.9	4.9	62
15	Senior Loan	11/7/2018	135.0	122.0	52.7	West Palm Beach, FL	Multifamily	L+2.9	4.9	73
16	Senior Loan	3/30/2017	132.3	116.5	35.2	Brooklyn, NY	Office	L+4.4	3.3	68
17	Senior Loan	8/15/2017	119.0	99.8	13.8	Atlanta, GA	Office	L+3.0	3.7	66
18	Senior Loan	9/14/2016	103.5	96.8	23.8	Crystal City, VA	Office	L+4.5	2.8	59
19	Senior Loan	11/20/2018	103.5	81.8	20.9	San Diego, CA	Multifamily	L+3.2	4.9	74
20	Senior Loan	9/7/2018	93.0	93.0	58.5	Seattle, WA	Multifamily	L+2.6	4.7	79
21	Senior Loan	3/8/2018	89.0	87.1	14.4	Westbury, NY	Multifamily	L+3.1	4.3	69
22	Senior Loan	3/29/2018	86.0	86.0	14.1	New York, NY	Multifamily	L+2.6	4.3	48
23	Senior Loan	2/28/2017	85.9	82.9	15.7	Denver, CO	Multifamily	L+3.8	3.2	75
24	Senior Loan	8/4/2017	81.0	81.0	17.3	Denver, CO	Multifamily	L+4.0	3.6	73
25	Senior Loan	3/20/2018	80.7	80.7	18.6	Seattle, WA	Office	L+3.6	4.3	65
26	Senior Loan	3/28/2018	80.0	71.1	12.0	Orlando, FL	Multifamily	L+2.8	4.3	70
27	Senior Loan	10/30/2018	77.0	77.0	12.5	Philadelphia, PA	Multifamily	L+2.7	4.9	73
28	Senior Loan	1/16/2018	75.5	70.3	14.9	St Paul, MN	Office	L+3.6	4.1	73
29	Senior Loan	7/21/2017	75.1	62.3	13.5	Queens, NY	Industrial	L+3.7	3.6	72
30	Senior Loan	10/7/2016	74.5	73.2	15.8	New York, NY	Multifamily	L+4.4	2.8	68
31	Senior Loan	7/24/2018	74.5	69.3	34.8	Atlanta, GA	Industrial	L+2.7	4.6	74
32	Senior Loan	5/12/2017	61.9	56.3	14.2	Atlanta, GA	Office	L+4.0	3.4	71
33	Senior Loan	5/19/2016	55.0	53.9	12.0	Nashville, TN	Office	L+4.3	3.0	70
34	Senior Loan	10/9/2018	45.0	42.0	7.8	Queens, NY	Multifamily	L+2.8	4.9	70
	Total/Weighted Average Senior Loans Unlevered		$4,572.7	$4,067.6	$1,114.4			L+3.5%	4.0	68%
	Mezzanine Loans
1-6	Other Mezzanine Loans	Various(H)	26.2	26.2	26.2	Various	Various	10.6	6.4	72
	Total/Weighted Average Mezzanine Loans Unlevered		$26.2	$26.2	$26.2			10.6%	6.4	72%
	CMBS B-Pieces
1	CMBS B-Piece	2/10/2016	$—	$—	$6.9	Various	Various	1.4%	7.3	64%
2	CMBS B-Piece	5/21/2015	34.9	34.9	3.1	Various	Various	3.0	6.6	65
3	RECOP(I)	2/13/2017	40.0	29.6	29.6	Various	Various	4.6	9.9	58
	Total/Weighted Average CMBS B-Pieces Unlevered		$74.9	$64.6	$39.6			3.9%	9.2	60%

*	Numbers presented may not foot due to rounding.
(A)	Our total portfolio represents the current principal amount on senior and mezzanine loans and the net equity of our CMBS B-Piece investments.
(B)	Net equity reflects (i) the amortized cost basis of our loans, net of borrowings; (ii) the cost basis of our CMBS B-Pieces, net of VIE liabilities; and (iii) the cost basis of our investment in RECOP.
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
(F)
For senior loans, loan-to-value ratio (“LTV”) is based on the initial loan amount divided by the as-is appraised value as of the date the loan was originated; for Senior Loan 3, LTV is based on the current principal amount divided by the adjusted appraised gross sellout value net of sales cost; for Senior Loan 4, LTV is based on the initial loan amount divided by the appraised bulk sale value assuming a condo-conversion and no renovation; for mezzanine loans, LTV is based on the current balance of the whole loan dividend by the as-is appraised value as of the date the loan was originated; for CMBS B-Pieces, LTV is based on the weighted average LTV of the underlying loan pool at issuance.

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

In addition to ongoing asset management, our Manager performs a quarterly review of our portfolio whereby each loan is assigned a risk rating of 1 through 5, from lowest risk to highest risk. Our Manager is responsible for reviewing, assigning and updating the risk ratings for each loan on a quarterly basis. The risk ratings are based on many factors, including, but not limited to, underlying real estate performance and asset value, values of comparable properties, durability and quality of property cash flows, sponsor experience and financial wherewithal, and the existence of a risk-mitigating loan structure. Additional key considerations include LTVs, debt service coverage ratios, real estate and credit market dynamics, and risk of default or principal loss. Based on a five-point scale, our loans are rated “1” through “5,” from less risk to greater risk, which ratings are defined as follows:

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

As of December 31, 2018, the average risk rating of KREF’s portfolio was 2.9 (Average Risk), weighted by investment carrying value, with 100% of commercial mortgage loans held-for-investment, rated 3 (Average Risk) or better by our Manager as compared to 2.9 (Average Risk) as of December 31, 2017. As of December 31, 2018, September 30, 2018 and December 31, 2017, no investments were rated 5 (Impaired/Loss Likely).

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

Each of our existing master repurchase facilities includes “credit mark” features. “Credit mark” provisions in repurchase facilities are designed to keep the lenders’ credit exposure constant as a percentage of the underlying collateral value of the assets pledged as security to them. If the underlying collateral value decreases, the gross amount of leverage available to us will be reduced as our assets are marked to market, which would reduce our liquidity. The lender under the applicable repurchase facility sets the valuation and any revaluation of the collateral assets in its sole, good faith discretion. As a contractual matter, the lender has the right to reset the value of the assets at any time based on then-current market conditions, but the market convention is to reassess valuations on a monthly, quarterly and annual basis using the financial information delivered pursuant to the facility documentation regarding the real property, borrower and guarantor under such underlying loans. Generally, if the lender determines (subject to certain conditions) that the market value of the collateral in a repurchase transaction has decreased by more than a defined minimum amount, the lender may require us to provide additional collateral or lead to margin calls that may require us to repay all or a portion of the funds advanced. We closely monitor our liquidity and intend to maintain sufficient liquidity on our balance sheet in order to meet any margin calls in the event of any significant decreases in asset values. As of December 31, 2018 and December 31, 2017, the weighted average haircut under our repurchase agreements was 25.8% and 32.9%, respectively (or 23.4% and 27.3%, respectively, if we had borrowed the maximum amount approved by its repurchase agreement counterparties as of such dates). In addition, our existing master repurchase facilities are not entirely term-matched financings and may mature before our CRE debt investments that represent underlying collateral to those financings. As we negotiate renewals and extensions of these liabilities, we may experience lower advance rates and higher pricing under the renewed or extended agreements.

Asset Specific Financing

In August 2018, KREF entered into a $200.0 million loan financing facility with BMO Harris Bank (“BMO Facility”). The facility provides asset-based financing on a non-mark-to-market basis with matched-term up to five years with partial recourse to KREF. As of December 31, 2018, there was $60.0 million outstanding on this facility. In connection with this facility, and in consideration for structuring and sourcing this arrangement, KREF will pay KKR Capital Markets (“KCM”), an affiliate of the Manager, a structuring fee equal to 0.35% of the respective committed loan advances under the agreement.

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

 The following table summarizes our borrowings under the Term Loan Facility (dollars in thousands):

	December 31, 2018
Term Loan Facility	Count	Outstanding Face Amount	Carrying Value	Wtd. Avg. Yield/Cost(A)	Guarantee(B)	Wtd. Avg. Term(C)
Collateral assets	10	$941,905	$933,179	L+3.1%	n.a.	August 2023
Financing provided	n.a.	748,414	742,959	L+1.8%	n.a.	August 2023

(A)
Floating rate loans and related liabilities are indexed to one-month LIBOR. The Company’s net interest rate exposure is in direct proportion to its interest in the net assets indexed to that rate. In addition to cash coupon, yield/cost includes the amortization of deferred origination/financing costs.

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

Collateralized Loan Obligations

In November 2018, the Company financed a pool of loan participations (“Loan Participations”) from our existing loan portfolio through a managed collateralized loan obligation (“CLO” or “KREF 2018-FL1”). The CLO provides the Company with match-term financing on a non-mark-to-market and non-recourse basis. The CLO has a two-year reinvestment feature that allows principal proceeds of the collateral assets to be reinvested in qualifying replacement assets, subject to the satisfaction of certain conditions set forth in the indenture.

The following table outlines KREF 2018-FL1 collateral assets and respective borrowing as of December 31, 2018.

	December 31, 2018
Collateralized Loan Obligation	Count	Face Amount	Carrying Value	Wtd. Avg. Yield/Cost(B)	Wtd. Avg. Term(C)
Collateral assets(A)	24	$1,000,000	$1,000,000	L+3.5%	December 2022
Financing provided	1	810,000	800,346	L+1.8%	June 2036

(A)	Represents 24.8% of the face amount of the Company’s senior loans as of December 31, 2018. As of December 31, 2018, 100% of the Company’s loans financed through the CLO are floating rate loans.
(B)	Yield is based on cash coupon. Financing cost includes amortization of deferred financing costs incurred in connection with the CLO.
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

The following table details our loan participations sold (dollars in thousands):

	December 31, 2018
Loan Participations Sold	Count	Principal Balance	Carrying Value	Yield/Cost(A)	Guarantee(B)	Term
Total loan	1	$99,757	$99,368	L+3.0%	n.a.	September 2022
Senior participation(C)	1	85,880	85,465	L+1.8%	n.a.	September 2022

(A)	Our floating rate loans and related liabilities were indexed to one-month LIBOR. Our net interest rate exposure is in direct proportion to our net assets.
(B)	As of December 31, 2018, our loan participation sold was subject to partial recourse of $10.0 million, which amount may be reduced to zero upon achievement of certain property performance metrics.
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

The following table details the subordinate interests retained on our balance sheet and the related non-consolidated senior interests as of December 31, 2018 (dollars in thousands):

	December 31, 2018
Non-Consolidated Senior Interests	Count	Principal Balance	Carrying Value	Yield/Cost(A)	Guarantee	Term
Total loan	1	$82,905	n.a.	L+3.8%	n.a.	March 2022
Senior participation	1	67,155	n.a.	L+2.1%	n.a.	March 2022

(A)	Our floating rate loans and related liabilities were indexed to one-month LIBOR. Our net interest rate exposure is in direct proportion to our net assets.

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

Borrowing Activities

The following tables provide additional information regarding our borrowings (dollars in thousands):

	Outstanding Face Amount at December 31, 2018	Year Ended December 31, 2018
		Average Daily Amount Outstanding(A)	Maximum Amount Outstanding	Weighted Average Daily Interest Rate
Wells Fargo	$512,298	$605,034	$791,297	3.9%
Goldman Sachs	342,368	182,535	342,368	4.1
Morgan Stanley	302,595	455,533	564,525	4.2
BMO Facility	60,000	63,036	115,040	3.9
Revolver	—	—	—	—
Term Loan Facility	748,414	528,871	782,483	3.6
Total/Weighted Average	$1,965,675	$1,639,377		3.9%

(A)	Represents the average for the period the debt was outstanding.

	Average Daily Amount Outstanding(A)
	Three Months Ended
	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
Wells Fargo	$676,384	$639,568	$599,425	$502,467
Goldman Sachs	263,936	235,135	160,091	68,250
Morgan Stanley	446,823	429,275	498,467	447,869
BMO Facility	63,036	—	—	—
Barclays	—	—	—	—
Revolver	—	—	—	—
Term Loan Facility	681,673	550,307	325,961	—

(A)	Represents the average for the period the debt was outstanding.

Covenants—Each of our repurchase facilities contains customary terms and conditions for repurchase facilities of this type, including, but not limited to, negative covenants relating to restrictions on our operations with respect to our status as a REIT, and financial covenants, such as:

•	an interest income to interest expense ratio covenant (1.5 to 1.0);
•
a minimum consolidated tangible net worth covenant (75.0% of the aggregate net cash proceeds of any equity issuances made and any capital contributions received by us and KKR Real Estate Finance Holdings L.P. (our “Operating Partnership”) or approximately $800.0 million;

•	a cash liquidity covenant (the greater of $10.0 million or 5.0% of our recourse indebtedness);
•	a total indebtedness covenant (75.0% of our total assets, net of VIE liabilities);

As of December 31, 2018, we were in compliance with the covenants of our repurchase facilities.

Guarantees—In connection with each master repurchase agreement, our Operating Partnership has entered into a limited guarantee in favor of each lender, under which our Operating Partnership guarantees the obligations of the borrower under the respective master repurchase agreement (i) in the case of certain defaults, up to a maximum liability of 25.0% of the then-outstanding repurchase price of the eligible loans, participations or securities, as applicable, or (ii) up to a maximum liability of 100.0% in the case of certain “bad boy” defaults. The borrower in each case is a special purpose subsidiary of the Company. With respect to our secured revolving credit facility, the amounts borrowed are full recourse to us.

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

Debt-to-Equity Ratio and Total Leverage Ratio

The following table presents our debt-to-equity ratio and total leverage ratio:

	December 31, 2018		December 31, 2017
Debt-to-equity ratio(A)	1.1	x	0.8	x
Total leverage ratio(B)	2.6	x	1.0	x

(A)	Represents (i) total outstanding secured debt agreements (excluding non-recourse term loan facility) and convertible notes, less cash to (ii) total stockholders’ equity, in each case, at period end.
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

(A)
Represents loan principal paid by the borrower to our third-party servicer, but not yet received by us as of December 31, 2018 and December 31, 2017. We generally receive these loan principal repayments from our third-party servicer in the following month’s remittance, net of amounts we repay under our financing agreements.

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

As a REIT, we generally must distribute substantially all of our REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gains, to stockholders in the form of dividends to comply with the REIT provisions of the Code. Our taxable income does not necessarily equal our net income as calculated in accordance with GAAP, or our Core Earnings as described above under ” — Key Financial Measures and Indicators — Core Earnings and Net Core Earnings.”

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

We perform a quarterly review of our portfolio. In conjunction with this review, we assess the risk factors of each loan, including, without limitation, LTV, debt yield, property type, geographic and local market dynamics, physical condition, cash flow volatility, leasing and tenant profile, loan structure and exit plan, and project sponsorship. Considering these factors, we rate our loans based on a five-point scale, “1” though “5”, from less risk to greater risk, which ratings are defined as follows:

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

Recent Accounting Pronouncements

For a discussion of recently issued accounting pronouncements, see Note 2 to our consolidated financial statements included in this Form 10-K.

PART IV.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of the Annual Report on Form 10-K.

1.	Financial Statements

See Item 8 to the Annual Report on Form 10-K.

2.	Financial Statement Schedules:

See Schedule IV — Mortgage Loans on Real Estate as of December 31, 2018 of the Annual Report on Form 10-K.

3.	Exhibits:

Exhibit Number	Exhibit Description

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

10.7
Loan and Servicing Agreement, dated as of April 11, 2018, among KREF Holdings VII LLC, KREF Lending VII LLC, PNC Bank, National Association, Midland Loan Services, a division of PNC Bank, National Association, the Initial Lender, and KKR Capital Markets LLC (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 (001-38082)).

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

10.22
Amendment No. 4 to Guarantee Agreement, dated as of December 28, 2018, between Wells Fargo Bank, National Association and KKR Real Estate Finance Holdings L.P. (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 (001-38082)).

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

21.1	Subsidiaries of KKR Real Estate Finance Trust Inc. (incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 (001-38082)).

23.1	Consent of Deloitte & Touche LLP.

31.1	Certificate of Christen E.J. Lee, Co-President and Co-Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Matthew A. Salem, Co-President and Co-Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certificate of Mostafa Nagaty, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

101.INS
XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document (incorporated by reference to Exhibit 101.INS to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 (001-38082)).

101.SCH	XBRL Taxonomy Extension Schema Document (incorporated by reference to Exhibit 101.SCH to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 (001-38082)).

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (incorporated by reference to Exhibit 101.CAL to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 (001-38082)).

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (incorporated by reference to Exhibit 101.DEF to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 (001-38082)).

101.LAB	XBRL Taxonomy Extension Label Linkbase Document(incorporated by reference to Exhibit 101.LAB to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 (001-38082)).

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document(incorporated by reference to Exhibit 101.PRE to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 (001-38082)).

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

KKR REAL ESTATE FINANCE TRUST INC.

Date:	February 21, 2019	By:	/s/ Christen E.J. Lee
			Name:	Christen E.J. Lee
			Title:	Co-Chief Executive Officer and Co-President
(Co-Principal Executive Officer)

Date:	February 21, 2019	By:	/s/ Matthew A. Salem
			Name:	Matthew A. Salem
			Title:	Co-Chief Executive Officer and Co-President
(Co-Principal Executive Officer)