Form 10-Q
period 2019-03-31
KKR Real Estate Finance Trust Inc.
filed 2019-05-01
CIK 1631596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended March 31, 2019
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

The number of shares of the registrant's common stock, par value $0.01 per share, outstanding as of May 1, 2019 was 57,412,033.

KKR REAL ESTATE FINANCE TRUST INC.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2019

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which reflect our current views with respect to, among other things, our operations and financial performance. You can identify these forward-looking statements by the use of words such as "outlook," "believe," "expect," "potential," "continue," "may," "should," "seek," "approximately," "predict," "intend," "will," "plan," "estimate," "anticipate," the negative version of these words, other comparable words or other statements that do not relate strictly to historical or factual matters. By their nature, forward-looking statements speak only as of the date they are made, are not statements of historical fact or guarantees of future performance and are subject to risks, uncertainties, assumptions or changes in circumstances that are difficult to predict or quantify. Our expectations, beliefs and projections are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that management's expectations, beliefs and projections will result or be achieved and actual results may vary materially from what is expressed in or indicated by the forward-looking statements.

There are a number of risks, uncertainties and other important factors that could cause our actual results to differ materially from the forward-looking statements contained in this Quarterly Report on Form 10-Q. Such risks, uncertainties and other important factors include, among others, the risks, uncertainties and factors set forth under Part I, Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (the "Form 10-K"). Such risks and uncertainties include, but are not limited to, the following:

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

There may be other factors that may cause our actual results to differ materially from the forward-looking statements, including factors set forth under Part I, Item 1A. "Risk Factors" in the Form 10-K and Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Form 10-Q, as such factors may be updated from time to time in our other periodic filings with the SEC, which are accessible on the SEC's website at www.sec.gov and on the investor relations section of our website at www.kkrreit.com. You should evaluate all forward-looking statements made in this Form 10-Q in the context of these risks and uncertainties.

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

PART I — FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

KKR Real Estate Finance Trust Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)
(Amounts in thousands, except share and per share data)

	March 31, 2019	December 31, 2018(A)
Assets
Cash and cash equivalents(B)	$228,440	$86,531
Commercial mortgage loans, held-for-investment, net	3,684,128	4,001,820
Equity method investments, at fair value	32,711	30,734
Accrued interest receivable	15,444	16,178
Other assets	3,452	3,596
Commercial mortgage loans held in variable interest entities, at fair value	1,129,860	1,092,986
Total Assets	$5,094,035	$5,231,845

Liabilities and Equity
Liabilities
Secured financing agreements, net	$1,862,713	$1,951,049
Collateralized loan obligation, net	801,226	800,346
Convertible notes, net	138,030	137,688
Loan participations sold, net	—	85,465
Accounts payable, accrued expenses and other liabilities	4,302	4,529
Dividends payable	24,850	25,097
Accrued interest payable	8,535	7,516
Due to affiliates	6,226	4,712
Variable interest entity liabilities, at fair value	1,117,272	1,080,255
Total Liabilities	3,963,154	4,096,657

Commitments and Contingencies (Note 11)

Temporary Equity
Redeemable preferred stock	2,228	2,846

Permanent Equity
Preferred stock, 50,000,000 authorized (1 share with par value of $0.01 issued and outstanding as of March 31, 2019 and December 31, 2018)	—	—
Common stock, 300,000,000 authorized (57,383,408 and 57,596,217 shares with par value of $0.01 issued and outstanding as of March 31, 2019 and December 31, 2018, respectively)	574	576
Additional paid-in capital	1,164,318	1,163,845
(Accumulated deficit) Retained earnings	(281)	(225)
Repurchased stock, 1,862,689 and 1,649,880 shares repurchased as of March 31, 2019 and December 31, 2018, respectively	(35,958)	(31,854)
Total KKR Real Estate Finance Trust Inc. stockholders’ equity	1,128,653	1,132,342
Total Permanent Equity	1,128,653	1,132,342
Total Liabilities and Equity	$5,094,035	$5,231,845

(A)    Derived from the audited consolidated financial statements as of December 31, 2018.
(B)    Includes $42.0 million held in collateralized loan obligation as of March 31, 2019 (See Note 5).

See Notes to Condensed Consolidated Financial Statements.

KKR Real Estate Finance Trust Inc. and Subsidiaries

Condensed Consolidated Statements of Income (Unaudited)
(Amounts in thousands, except share and per share data)

	For the Three Months Ended March 31,
	2019	2018
Net Interest Income
Interest income	$64,751	$31,694
Interest expense	34,842	10,690
Total net interest income	29,909	21,004
Other Income
Change in net assets related to CMBS consolidated variable interest entities	342	8,489
Income from equity method investments	1,125	548
Other income	482	161
Total other income (loss)	1,949	9,198

Operating Expenses
General and administrative	2,361	2,663
Management fees to affiliate	4,287	3,939
Incentive compensation to affiliate	953	—
Total operating expenses	7,601	6,602

Income (Loss) Before Income Taxes, Noncontrolling Interests and Preferred Dividends	24,257	23,600
Income tax expense (benefit)	9	175
Net Income (Loss)	24,248	23,425
Redeemable Noncontrolling Interests in Income (Loss) of Consolidated Joint Venture	—	34
Net Income (Loss) Attributable to KKR Real Estate Finance Trust Inc. and Subsidiaries	24,248	23,391
Preferred Stock Dividends and Redemption Value Adjustment	(457)	111
Net Income (Loss) Attributable to Common Stockholders	$24,705	$23,280

Net Income (Loss) Per Share of Common Stock
Basic	$0.43	$0.44
Diluted	$0.43	$0.44
Weighted Average Number of Shares of Common Stock Outstanding
Basic	57,387,386	53,337,915
Diluted	57,477,234	53,378,467

Dividends Declared per Share of Common Stock	$0.43	$0.40

See Notes to Condensed Consolidated Financial Statements.

KKR Real Estate Finance Trust Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Equity (Unaudited)
(Amounts in thousands, except share data)

	Permanent Equity														Temporary Equity
	KKR Real Estate Finance Trust Inc.
	Preferred Stock			Common Stock
	Shares	Stated Value		Shares		Par Value		Additional Paid-In Capital		Retained Earnings (Accumulated Deficit)		Repurchased Stock	Total KKR Real Estate Finance Trust Inc. Stockholders' Equity		Redeemable Noncontrolling Interests in Equity of Consolidated Joint Venture		Redeemable Preferred Stock
Balance at December 31, 2017	1	$—		53,685,440		$537		$1,052,851		$6,280		$(523)	$1,059,145		$3,090		$949
Repurchase of common stock	—	—		(609,865)		(6)		—		—		(11,912)	(11,918)		—		—
Preferred dividends declared	—	—		—		—		—		—		—	—		—		(111)
Common dividends declared	—	—		—		—		—		(21,230)		—	(21,230)		—		—
Capital distributions	—	—		—		—		—		—		—	—		(1,795)		—
Stock-based compensation	—	—		—		—		1,018		—		—	1,018		—		—
Net income (loss)	—	—		—		—		—		23,280		—	23,280		34		111
Balance at March 31, 2018	1	$—		53,075,575		$531		$1,053,869		$8,330		$(12,435)	$1,050,295		$1,329		$949

Balance at December 31, 2018	1	$—		57,596,217		$576		$1,163,845		$(225)		$(31,854)	$1,132,342		$—		$2,846
Repurchase of common stock	—	—		(212,809)		(2)		—		—		(4,104)	(4,106)		—		—
Offering costs	—	—		—		—		(518)		—		—	(518)		—		—
Preferred dividends declared	—	—		—		—		—		—		—	—		—		(161)
Common dividends declared	—	—		—		—		—		(24,761)		—	(24,761)		—		—
Adjustment of redeemable preferred stock to redemption value	—	—		—		—		—		618		—	618		—		(618)
Stock-based compensation	—	—		—		—		991		—		—	991		—		—
Net income (loss)	—	—		—		—		—		24,087		—	24,087		—		161
Balance at March 31, 2019	1	$—	—	57,383,408	—	$574	—	$1,164,318	—	$(281)	—	$(35,958)	$1,128,653	—	$—	—	$2,228

See Notes to Condensed Consolidated Financial Statements.

KKR Real Estate Finance Trust Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)
(Amounts in thousands)

	For the Three Months Ended March 31,
	2019	2018
Cash Flows From Operating Activities
Net income (loss)	$24,248	$23,425
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of deferred debt issuance costs and discounts	4,377	564
Accretion of net deferred loan fees and discounts	(6,464)	(1,362)
Change in non-cash net assets of consolidated variable interest entities	154	(5,377)
(Income) from equity method investments	(468)	(548)
Stock-based compensation expense	991	1,018
Changes in operating assets and liabilities:
Accrued interest receivable, net	724	(397)
Other assets	470	97
Due to affiliates	14	(360)
Accounts payable, accrued expenses and other liabilities	546	495
Accrued interest payable	1,019	516
Net cash provided by (used in) operating activities	25,611	18,071

Cash Flows From Investing Activities
Proceeds from sale and principal repayments of commercial mortgage loans, held-for-investment	561,815	39,557
Origination of commercial mortgage loans, held-for-investment	(323,539)	(418,290)
Investment in commercial mortgage-backed securities, equity method investee	(1,770)	(4,000)
Proceeds from commercial mortgage-backed securities, equity method investee	—	482
Net cash provided by (used in) investing activities	236,506	(382,251)

Cash Flows From Financing Activities
Proceeds from borrowings under secured financing agreements	335,708	317,750
Payments of common stock dividends	(24,899)	(19,864)
Payments of preferred stock dividends	(271)	—
Principal repayments on borrowings under secured financing agreements	(424,665)	—
Payments of debt and collateralized debt obligation issuance costs	(1,258)	(389)
Payments of stock issuance costs	(717)	—
Payments of redeemable noncontrolling interest distributions and redemptions	—	(1,795)
Payments to reacquire common stock	(4,106)	(11,918)
Net cash provided by (used in) financing activities	(120,208)	283,784

Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	141,909	(80,396)
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	86,531	103,520
Cash, Cash Equivalents, and Restricted Cash at End of Period	$228,440	$23,124

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$30,834	$8,823
Cash paid during the period for income taxes	127	98

Supplemental Schedule of Non-Cash Investing and Financing Activities
Dividend declared, not yet paid	$24,850	$21,458
Loan Participations Sold, Net (Note 7)	(86,678)	—
Repayment of commercial loans, held for investment	86,678	—
Loan Participations Sold, Net (Note 7)	798	—
Funding of commercial loans, held for investment	(798)	—

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

As of March 31, 2019, KKR beneficially owned 22,008,616 shares of KREF's common stock, of which 2,008,616 shares were held by KKR on behalf of a third-party investor.

As of March 31, 2019, KREF's principal business activities related to the origination and purchase of credit investments related to commercial real estate. Management assesses performance of KREF's current portfolio of leveraged and unleveraged commercial mortgage loans and commercial mortgage-backed securities ("CMBS") as a whole and makes operating decisions accordingly. As a result, management presents KREF's operations within a single reporting segment.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation — The accompanying unaudited condensed consolidated financial statements and related notes of KREF are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and instructions to Form 10-Q. The condensed consolidated financial statements, including these notes, are unaudited and exclude some of the disclosures required in annual financial statements. Accordingly, certain information and footnote disclosures normally included in the consolidated financial statements have been condensed or omitted. The condensed consolidated financial statements include the accounts of KREF and its consolidated subsidiaries, and all intercompany transactions and balances have been eliminated. In the opinion of management, all adjustments considered necessary for a fair presentation of KREF’s financial position, results of operations and cash flows have been included and are of a normal and recurring nature. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. These condensed consolidated financial statements should be read in conjunction with KREF’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (the "Form 10-K").

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

Collateralized Loan Obligation — KREF consolidates a collateralized loan obligation that closed in November 2018 (“KREF 2018-FL1” or “CLO”) (Note 5). Management determined that the CLO Issuers, wholly-owned subsidiaries of KREF, were VIEs and that KREF was the primary beneficiary. KREF is the primary beneficiary of the VIEs since it has the ability to control the most significant activities of the CLO Issuers through ownership of non-investment grade rated subordinated controlling tranches, has the obligation to absorb losses, and the right to receive benefits, that could potentially be significant to these entities. As a result, KREF consolidates the CLO Issuers.

The collateral assets of the CLO, comprised of a pool of loan participations (Note 5) are included in “Commercial mortgage loans, held-for-investment, net” on the accompanying Condensed Consolidated Balance Sheets. The liabilities of KREF's consolidated CLO Issuers consist solely of obligations to the senior CLO noteholders, excluding subordinated CLO tranches held by KREF as such interests are eliminated in consolidation, are presented in “Collateralized loan obligations, net” in the accompanying Condensed Consolidated Balance Sheets. The collateral assets of the CLO can only be used to settle the obligations of the consolidated CLO. The interest income from the CLO collateral assets and the interest expense on the CLO liabilities are presented on a gross basis in “Interest income” and “Interest expense”, respectively, in KREF's Condensed Consolidated Statements of Income.

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

For the trust that KREF consolidates, KREF holds non-investment grade rated and unrated tranches that represent the most subordinated tranches of the CMBS issued by that trust, which include the controlling class. As the holder of the most subordinate tranche, KREF is in a first loss position and has the right to receive benefits. As the holder of the controlling class, KREF has the ability to unilaterally appoint and remove the special servicer for the trust. In these cases, management considers KREF to be the primary beneficiary and consolidates the CMBS trust.

For VIEs in which management determines KREF is the primary beneficiary, all of the underlying assets, liabilities and equity of the trusts are recorded on KREF's books, and the initial investment, along with any associated unrealized holding gains and losses, are eliminated in consolidation. Similarly, the interest income earned from these trusts is eliminated in consolidation.

Management elected the fair value option for KREF's initial and subsequent recognition of the assets and liabilities of KREF's consolidated CMBS VIEs in order to provide users of the financial statements with better information regarding the effects of credit risk and other market factors on the CMBS beneficially held by KREF's stockholders. Since the changes in fair value include the interest income and interest expense associated with these CMBS VIEs, management does not consider the separate presentation of the components of fair value changes to be relevant. Management has elected to present these items in aggregate as "Other Income — Change in net assets related to CMBS consolidated variable interest entities" in the accompanying Condensed Consolidated Statements of Income; the residual difference between the fair value of the trust's assets and liabilities represents KREF's beneficial interest in the CMBS VIEs.

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollars in tables in thousands, except per share amounts)

Management separately presents the assets and liabilities of KREF's consolidated VIEs as individual line items on KREF's Condensed Consolidated Balance Sheets for entities in which the VIEs assets can only be used to settle the VIE’s obligations. The liabilities of KREF's consolidated VIEs consist solely of obligations to the CMBS holders of the consolidated trust, excluding CMBS held by KREF as such interests are eliminated in consolidation, and the interest accrued thereon, presented as "Liabilities — Variable interest entity liabilities, at fair value." The assets of KREF's consolidated VIEs consist principally of commercial mortgage loans and the interest accrued thereon, and are likewise presented as a single line item entitled "Assets — Commercial mortgage loans held in variable interest entities, at fair value."

Assets of a CMBS trust, as a whole, can only be used to settle the obligations of the consolidated CMBS VIE. The assets of KREF's CMBS VIEs are not individually accessible by, and obligations of the CMBS VIEs are not recourse to, the bondholders.

REO assets generally represent a small percentage of the overall asset pool of a CMBS trust. No REO existed in KREF's consolidated VIE assets as of March 31, 2019. KREF derives the fair value of its Level 3 CMBS VIE assets from its Level 3 CMBS VIE liabilities, which management considers to possess more observable market value data than the CMBS VIE assets. See "— Fair Value — Valuation of CMBS Consolidated VIEs" for additional discussion regarding management's valuation of consolidated CMBS VIEs.

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

Temporary Equity — KREF determined that the Special Non-Voting Preferred Stock (“SNVPS”) became redeemable in the second quarter of 2018. As a result, starting with the second quarter of 2018, KREF adjusts the carrying value of the SNVPS to its redemption value quarterly. Accordingly, KREF adjusted the carrying value of the SNVPS to its redemption value of $2.2 million as of March 31, 2019 and recorded a ($0.6) million non-cash redemption value adjustment to the SNVPS (“SNVPS Redemption Value Adjustment”) during the three months ended March 31, 2019. Such adjustment is treated similar to a dividend on preferred stock for GAAP purposes, accordingly, the SNVPS Redemption Value Adjustment is therefore deducted from (or added back to) “Net Income (loss) Attributable to KKR Real Estate Finance Trust Inc. and Subsidiaries” to arrive at “Net Income (Loss) Attributable to Common Stockholders” on KREF's Condensed Consolidated Statements of Income.

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

Management determined that KREF's investment in the Manager is an interest in a VIE as KREF did not have substantive participating or kick-out rights. KREF does not have the power to direct activities and the obligation to absorb losses of the Manager that could be significant to the Manager. KREF accounts for its investment in the Manager using the equity method since KREF is not the primary beneficiary of the Manager (Note 8).

Management determined that its investment in an aggregator vehicle alongside KKR Real Estate Credit Opportunity Partners L.P. ("RECOP") is an interest in a VIE, however KREF is not the primary beneficiary and does not have substantive participating or kick-out rights. Management elected the fair value option for KREF's investment in RECOP. KREF records its share of net asset value in RECOP as “Equity method investments, at fair value” in its Condensed Consolidated Balance Sheets

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollars in tables in thousands, except per share amounts)

and its share of unrealized gains or losses in "Income from equity method investments" in its Condensed Consolidated Statements of Income.

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
Valuation Process — The Manager reviews the valuation of Level 3 financial instruments as part of KKR's quarterly process. As of March 31, 2019, KKR’s valuation process for Level 3 measurements, as described below, subjected valuations to the review and oversight of various committees. KKR has a global valuation committee assisted by the asset class-specific valuation committees, including a real estate valuation committee that reviews and approves all preliminary Level 3 valuations for real estate assets, including the financial instruments held by KREF. The global valuation committee is responsible for coordinating and implementing KKR’s valuation process to ensure consistency in the application of valuation principles across portfolio investments and between periods. All Level 3 valuations are also subject to approval by the global valuation committee.

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

Valuation of CLO Consolidated VIEs — Management estimates the fair value of the CLO liabilities using prices obtained from an independent valuation firm. If prices received from the independent valuation firm are inconsistent with values determined in connection with management’s independent review, management makes inquiries to the independent valuation firm about the prices received and related methods. In the event management determines the price obtained from an independent valuation firm to be unreliable or an inaccurate representation of the fair value of the CLO liabilities (based on considerations given to observable market data), management then compiles evidence independently and presents the independent valuation firm with such evidence supporting a different value. As a result, the independent valuation firm may revise their price accordingly. However, if management continues to disagree with the price from the independent valuation firm, in light of evidence

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollars in tables in thousands, except per share amounts)

presented that management compiled independently and believes to be compelling, management considers the independent valuation firm's quotation unreliable or inaccurate representation of the fair value of the CLO liabilities.

In the event that the quotation from the independent valuation firm is not available or determined to be unreliable or an inadequate representation of the fair value of the CLO liabilities, valuations are prepared using inputs based on non-binding broker quotes obtained from independent, well-known, major financial brokers that are CLO market makers. In validating any non-binding broker quote used in this circumstance, management compares the non-binding quote to the observable market data points at such time and used to validate prices received from the independent valuation firm in addition to understanding the valuation methodologies used by the market makers. These market participants utilize a similar methodology as the independent valuation firm to value the CLO liabilities, with the key input of expected yield determined independently based on both observable and unobservable factors (as described above). To avoid reliance on any single broker-dealer, management receives a minimum of two non-binding quotes, of which the average is used.

Valuation of CMBS Consolidated VIEs — Management categorizes the financial assets and liabilities of the CMBS trusts that KREF consolidates as Level 3 assets and liabilities in the fair value hierarchy and has elected the fair value option for financial assets and liabilities of each CMBS trust. Management has adopted the measurement alternative included in Accounting Standards Update ("ASU") No. 2014-13, Measuring the Financial Assets and the Financial Liabilities of a Consolidated Collateralized Financing Entity ("ASU 2014-13"). Pursuant to ASU 2014-13, management measures both the financial assets and financial liabilities of the CMBS trusts consolidated by KREF using the fair value of the financial liabilities, which management considers more observable than the fair value of the financial assets. As a result, KREF presents the CMBS issued by the consolidated trust, but not beneficially owned by KREF's stockholders, as financial liabilities in KREF's condensed consolidated financial statements, measured at their estimated fair value; KREF measures the financial assets as the total estimated fair value of the CMBS issued by the consolidated trust, regardless of whether such CMBS represent interests beneficially owned by KREF's stockholders. Under the measurement alternative prescribed by ASU 2014-13, KREF's "Net Income (Loss)" reflects the economic interests in the consolidated CMBS beneficially owned by KREF's stockholders, presented as "Change in net assets related to CMBS consolidated variable interest entities" in the Condensed Consolidated Statements of Income, which includes applicable (i) changes in the fair value of CMBS beneficially owned by KREF, (ii) interest and servicing fees earned from the CMBS trust and (iii) other residual returns or losses of the CMBS trust, if any (Note 8).

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

KREF must also maintain sufficient cash and cash equivalents to satisfy liquidity covenants related to its secured financing agreements. However, such amounts are not restricted from use in KREF's current operations, and KREF does not present these cash and cash equivalents as restricted. As of March 31, 2019 and December 31, 2018, KREF was required to maintain unrestricted cash and cash equivalents of at least $27.4 million and $15.2 million, respectively, to satisfy its liquidity covenants (Note 4).

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

Secured Financing Agreements — KREF's secured financing agreements, including Asset Specific Financings and Term Loan Financings, are treated as collateralized financing transactions and consist of floating rate, uncommitted repurchase facilities, Asset Specific Financing and Term Loan Financing arrangements carried at their contractual amounts, net of unamortized debt issuance costs (Note 4). Included within KREF's secured financing agreements is the corporate revolving credit facility ("Revolver").

Convertible Notes, Net — KREF accounts for its convertible debt with a cash conversion feature in accordance with ASC 470-20 “Debt with Conversion and Other Options” which requires the liability and equity components of convertible debt instruments that may be settled in cash upon conversion, including partial cash settlement, to be separately accounted for in a manner that reflects the issuer’s nonconvertible debt borrowing rate. The initial proceeds from the sale of convertible notes are allocated between a liability component and an equity component in a manner that reflects interest expense at the rate of similar nonconvertible debt that could have been issued at such time. The equity component represents the excess initial proceeds received over the fair value of the liability component of the notes as of the date of issuance. KREF measured the estimated fair value of the debt component of the convertible notes due May 15, 2023 (“Convertible Notes”) as of the issuance date based on KREF’s nonconvertible debt borrowing rate. The equity component of the Convertible Notes is reflected within additional paid-in capital on our Condensed Consolidated Balance Sheets, and the resulting debt discount is amortized over the period during which such Convertible Notes are expected to be outstanding (through the maturity date) as additional non-cash interest expense using the interest method, or on a straight line basis when it approximates the interest method. The additional non-cash interest expense attributable to such convertible notes will increase in subsequent periods through the maturity date as the notes accrete to their par value over the same period (Note 6).

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
To the extent that GAAP does not recognize a sale resulting from the syndication, KREF does not derecognize the participation in the senior loan that it sold. Instead, KREF recognizes a loan participation sold liability in an amount equal to the principal of the loan participation syndicated less any unamortized discounts or financing costs resulting from the syndication. KREF continues to recognize interest income on the entire senior loan, including the interest attributable to the loan participation sold, as well as interest expense on the loan participation sold liability (Note 7).
Other Assets and Accounts Payable, Accrued Expenses and Other Liabilities — As of March 31, 2019, other assets primarily consisted of $1.7 million of deferred financing costs related to KREF's corporate revolving credit facility (Note 4). As of December 31, 2018, other assets included $1.4 million of deferred financing costs related to KREF's revolving credit facility and $1.3 million of collateralized loan obligations interest receivable on collateral assets held by a third-party servicer as of December 31, 2018. As of March 31, 2019, accounts payable, accrued expenses and other liabilities mainly consisted of $1.9 million of good faith deposits and $2.4 million of accrued expenses. As of December 31, 2018, accounts payable, accrued expenses and other liabilities included $2.0 million of accrued share buybacks and $1.0 million of accrued deferred financing costs and offering costs.

Special Non-Voting Preferred Stock ("SNVPS") — Equity instruments that are redeemable for cash or other assets are classified as temporary equity if the instrument is redeemable, at the option of the holder, at a fixed or determinable price on a fixed or determinable date or upon the occurrence of an event that is not solely within the control of the issuer. Redeemable equity instruments are initially carried at the fair value of the equity instrument at the issuance date, which is subsequently adjusted at each balance sheet date if the instrument is currently redeemable or probable of becoming redeemable. KREF accounted for the SNVPS as redeemable preferred stock since a third party holds a redemption option, exercisable after May 5, 2018, and such redemption is not solely within KREF's control. The SNVPS became redeemable in the second quarter of 2018. As a result, starting with the second quarter of 2018, KREF adjusts the carrying value of the SNVPS to its redemption value quarterly. Accordingly, KREF adjusted the carrying value of the SNVPS to its redemption value of $2.2 million as of March 31, 2019 and recorded a ($0.6) million non-cash redemption value adjustment to the SNVPS (“SNVPS Redemption Value Adjustment”) during the three months ended March 31, 2019.

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

Management considers loans to be past due when a monthly payment is due and unpaid for 60 days or more. Loans are placed on nonaccrual status and considered non-performing when full payment of principal and interest is in doubt, which generally occurs when principal or interest is 120 days or more past due unless the loan is both well secured and in the process of collection. Management may return a loan to accrual status when repayment of principal and interest is reasonably assured under the terms of the restructured loan. As of March 31, 2019, KREF did not hold any loans that management placed on nonaccrual status or otherwise considered past due.

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

Management and Incentive Compensation to Affiliate — Management fees and incentive compensation earned by the Manager on a quarterly basis in accordance with the Management Agreement (Note 12).

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

As of March 31, 2019 and December 31, 2018, KREF did not have any material deferred tax assets or liabilities arising from future tax consequences attributable to differences between the carrying amounts of existing assets and liabilities in accordance with GAAP and their respective tax bases.

KREF recognizes tax benefits for uncertain tax positions only if it is more likely than not that the position is sustainable based on its technical merits. Interest and penalties on uncertain tax positions are included as a component of the provision for income taxes in KREF's Condensed Consolidated Statements of Income. As of March 31, 2019, KREF did not have any material uncertain tax positions.

Stock-Based Compensation

KREF's stock-based compensation consists of awards issued to employees of the Manager or its affiliates that vest over the life of the awards, as well as restricted stock units issued to certain members of KREF's board of directors. The Company early adopted ASU No. 2018-07, Improvement to Nonemployee Share-based Payment Accounting upon its issuance in June 2018. Accordingly, the Company recognizes the compensation cost of stock-based awards to its directors and employees of the Manager or its affiliates on a straight-line basis over the awards’ term at their grant date fair value.

Upon the adoption of ASU 2016-09, Improvements to Employee Share-Based Payment Accounting (Topic 718), KREF elected to account for forfeitures as they occur. Refer to Note 10 for additional information.

Earnings per Share

Diluted earnings per share, or Diluted EPS, is determined using the treasury stock method, and is based on the net earnings attributable to common stockholders, including restricted stock units, divided by the weighted-average number of shares of common stock, including restricted stock units. Refer to Note 9 for additional discussion of earnings per share.

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

Share-based Compensation

In June 2018, the FASB issued ASU No. 2018-07, Improvements to Nonemployee Share-Based Payment Accounting. The standard aligns the measurement and classification guidance for share-based payments to nonemployees with the guidance for share-based payments to employees, with certain exceptions. Under the guidance, the measurement of equity-classified nonemployee awards will be fixed at the grant date. ASU No. 2018-07 is effective for public companies in the first quarter of 2019 with early adoption permitted. KREF early adopted this ASU upon its issuance to simplify its accounting for share-based payments to employees of the Manager or its affiliates. The adoption of this ASU did not have a material impact on KREF's condensed consolidated financial statements.

Fair Value Measurement

In August 2018, the FASB issued ASU No. 2018-13, which changes the fair value measurement disclosure requirements. The ASU eliminates, amends and adds disclosure requirements for fair value measurements. The guidance is effective for fiscal periods beginning after December 15, 2019. KREF has elected to early adopt ASU 2018-13 in its entirety as of 2018. Such adoption did not have a material impact on KREF's condensed consolidated financial statements.

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollars in tables in thousands, except per share amounts)

Note 3. Commercial Mortgage Loans

The following table summarizes KREF's investments in commercial mortgage loans as of March 31, 2019 and December 31, 2018:

				Weighted Average
Loan Type	Outstanding Face Amount	Carrying Value	Loan Count	Floating Rate Loan %(A)	Coupon(A)	Life (Years)(B)
March 31, 2019
Loans held-for-investment
Senior loans(C)	$3,698,507	$3,678,628	32	100.0%	5.9%	3.6
Mezzanine loans	5,500	5,500	1	—	11.0	5.0
	$3,704,007	$3,684,128	33	99.9%	5.9%	3.6
December 31, 2018
Loans held-for-investment
Senior loans(C)	$3,970,856	$3,946,086	33	100.0%	6.0%	3.7
Mezzanine loans	55,857	55,734	8	53.0	12.0	4.1
	$4,026,713	$4,001,820	41	99.3%	6.0%	3.7

(A)	Average weighted by outstanding face amount of loan. Weighted average coupon assumes applicable one-month LIBOR rates of 2.49% and 2.50% as of March 31, 2019 and December 31, 2018, respectively.

(B)	The weighted average life of each loan is based on the expected timing of the receipt of contractual cash flows assuming all extension options are exercised by the borrower.

(C)
Senior loans may include accommodation mezzanine loans in connection with the senior mortgage financing. Also, includes loan participations sold with a face amount of $85.9 million, and a carrying value of $85.6 million as of December 31, 2018. Includes CLO loan participations of $958.0 million and $1.0 billion as of March 31, 2019 and December 31, 2018, respectively.

Activity — For the three months ended March 31, 2019, the loan portfolio activity was as follows:

	Held-for-Investment	Held-for-Sale	Total
Balance at December 31, 2018	$4,001,820	$—	$4,001,820
Purchases and originations, net(A)	324,337	—	324,337
Proceeds from sales and principal repayments	(648,493)	—	(648,493)
Accretion of loan discount and other amortization, net(B)	6,464	—	6,464
Balance at March 31, 2019	$3,684,128	$—	$3,684,128

(A)	Net of applicable premiums, discounts and deferred loan origination costs.

(B)	Includes accretion of applicable discounts and deferred loan origination costs.

As of March 31, 2019 and December 31, 2018, there was $19.9 million and $24.9 million, respectively, of unamortized deferred loan fees and discounts included in commercial mortgage loans, held-for-investment, net on the Condensed Consolidated Balance Sheets. We recognized prepayment fee income and net accelerated fees of $0.2 million and $2.3 million, respectively, for the three months ended March 31, 2019.

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

March 31, 2019				December 31, 2018
Risk Rating	Number of Loans	Net Book Value	Total Loan Exposure(A)	Risk Rating	Number of Loans	Net Book Value	Total Loan Exposure(A)
1	4	$328,930	$329,988	1	—	$—	$—
2	3	216,117	217,336	2	8	466,742	468,860
3	26	3,139,081	3,156,683	3	33	3,535,078	3,625,008
4	—	—	—	4	—	—	—
5	—	—	—	5	—	—	—
	33	$3,684,128	$3,704,007		41	$4,001,820	$4,093,868

(A)
In certain instances, we finance our loans through the non-recourse sale of a senior interest that is not included in our consolidated financial statements. Total loan exposure includes the entire loan we originated and financed, including $67.2 million of such non-consolidated interests as of December 31, 2018.

As of March 31, 2019, the average risk rating of KREF's portfolio was 2.8 (Average Risk), weighted by investment carrying value, with 100.0% of commercial mortgage loans held-for-investment, rated 3 (Average Risk) or better by KREF's Manager as compared to 2.9 (Average Risk) as of December 31, 2018.

Concentration of Credit Risk — The following tables present the geographies and property types of collateral underlying KREF's commercial mortgage loans as a percentage of the loans' face amounts:

	March 31, 2019	December 31, 2018		March 31, 2019	December 31, 2018
Geography			Collateral Property Type
New York	32.4%	30.3%	Office	42.0%	44.6%
Florida	10.8	11.3	Multifamily	40.6	41.0
California	10.5	9.7	Hospitality	5.8	3.7
Washington	9.1	8.3	Condo (Residential)	4.5	4.3
Massachusetts	8.9	4.9	Industrial	3.6	3.3
Minnesota	6.4	5.7	Retail	3.5	3.1
Pennsylvania	6.0	5.4	Total	100.0%	100.0%
New Jersey	4.0	3.7
Georgia	3.5	11.1
Oregon	3.4	3.1
Washington D.C.	2.7	2.4
Colorado	2.3	2.4
Tennessee	—	1.3
Texas	—	0.1
Other U.S.	—	0.3
Total	100.0%	100.0%

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollars in tables in thousands, except per share amounts)

Note 4. Debt Obligations

The following table summarizes KREF's secured master repurchase agreements and other financing arrangements in place as of March 31, 2019 and December 31, 2018:

	March 31, 2019											December 31, 2018
	Facility							Collateral				Facility
	Month Issued	Outstanding Face Amount	Carrying Value(A)	Maximum Facility Size	Final Stated Maturity	Weighted Average Funding Cost(B)	Weighted Average Life (Years) (B)	Outstanding Face Amount	Amortized Cost Basis	Carrying Value	Weighted Average Life (Years)(C)	Carrying Value(A)
Master Repurchase Agreements(D)
Wells Fargo(E)	Oct 2015	$390,257	$387,071	$1,000,000	Nov 2023	4.6%	1.2	$573,285	$569,815	$569,815	3.1	$508,523
Morgan Stanley(F)	Dec 2016	266,513	264,452	600,000	Dec 2022	5.0	0.9	377,489	376,232	376,232	2.4	300,081
Goldman Sachs(G)	Sep 2016	279,675	278,741	400,000	Oct 2020	4.8	1.2	372,900	370,300	370,300	4.0	340,671
Asset Specific Financing
BMO Facility(H)	Aug 2018	120,000	118,479	200,000	n.a	4.9	4.4	162,910	161,522	161,522	4.8	58,815
Revolving Credit Agreement
Revolver(I)	Dec 2018	140,000	140,000	140,000	Dec 2023	5.7	4.7	n.a	n.a	n.a	n.a	—
Total / Weighted Average		$1,196,445	$1,188,743	$2,340,000		4.9%	1.9					$1,208,090

(A)	Net of $7.7 million and $9.2 million unamortized debt issuance costs as of March 31, 2019 and December 31, 2018, respectively.

(B)	Average weighted by the outstanding face amount of borrowings.

(C)	Average based on the fully extended loan maturity, weighted by the outstanding face amount of the collateral.

(D)
Borrowings under these repurchase agreements are collateralized by senior loans, held-for-investment, and bear interest equal to the sum of (i) a floating rate index, equal to one-month LIBOR, subject to certain floors of not less than zero, or an index approximating LIBOR, and (ii) a margin, based on the collateral. As of March 31, 2019 and December 31, 2018, the percentage of the outstanding face amount of the collateral sold and not borrowed under these repurchase agreements, or average "haircut" weighted by outstanding face amount of collateral, was 29.3% and 25.8%, respectively (or 26.3% and 23.4%, respectively, if KREF had borrowed the maximum amount approved by its repurchase agreement counterparties as of such dates).

(E)
In November 2018, KREF and Wells Fargo Bank, National Association (“Wells Fargo”) amended the September 2018 amended and restated master repurchase agreement to extend the facility maturity date. The current stated maturity date is November 2021, which does not reflect two, twelve-month facility term extensions available to KREF, which is contingent upon certain covenants and thresholds. As of March 31, 2019, the collateral-based margin was between 1.50% and 2.15%.

(F)
In November 2017, KREF and Morgan Stanley Bank, N.A. ("Morgan Stanley") amended and restated the master repurchase agreement to extend the facility maturity date and to increase the maximum facility size from $500.0 million to $600.0 million and, subject to customary conditions, permits KREF to request the facility be further increased to $750.0 million. In March 2019, the Morgan Stanley repurchase agreement was amended to extend the current stated maturity of the facility to December 2021, which does not reflect one, twelve-month facility term extension available to KREF, which is contingent upon certain covenants and thresholds. As of March 31, 2019, the collateral-based margin was between 2.00% and 2.35%.

(G)
In October 2018, KREF and Goldman Sachs Bank USA (“Goldman Sachs”) amended the July 2018 amended and restated master repurchase agreement to modify certain terms and provisions. The amended and restated facility includes a $400.0 million term facility with a maturity of October 2020. As of March 31, 2019, the collateral-based margin was 2.00%.

(H)
In August 2018, KREF entered into a $200.0 million loan financing facility with BMO Harris Bank ("BMO Facility"). The facility provides asset-based financing on a non-mark to market basis with matched-term up to five years with partial recourse to KREF. As of March 31, 2019, the collateral-based margin was 1.7%.

(I)
In December 2018, KREF entered into a $100.0 million corporate revolving credit facility (“Revolver”) administered by Morgan Stanley Senior Funding, Inc. (“Morgan Stanley Senior Funding”). In March 2019, KREF added new lenders under the Revolver increasing the borrowing capacity to $140.0 million. The lenders under the facility are Morgan Stanley Senior Funding and Goldman Sachs, each with a $50.0 million commitment, Barclays Bank PLC with a $25.0 million commitment and Credit Suisse AG with a $15.0 million commitment. Additional lenders were added in April 2019, further increasing the borrowing capacity under the Revolver to $235.0 million (Note 15). The current stated maturity of the facility is December 2023. Borrowings under the facility bear interest at a per annum rate equal to the sum of (i) a floating rate index and (ii) a fixed margin. Amounts borrowed under this facility are full recourse to certain subsidiaries of KREF. As of March 31, 2019, the carrying value excluded $1.7 million unamortized debt issuance costs presented as " — Other assets" in KREF's Condensed Consolidated Balance Sheets.

The preceding table excludes loan participations sold (Note 7).

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollars in tables in thousands, except per share amounts)

As of March 31, 2019 and December 31, 2018, KREF had outstanding repurchase agreements where the amount at risk with any individual counterparty, or group of related counterparties, exceeded 10.0% of KREF’s stockholders' equity. The amount at risk under repurchase agreements is the net counterparty exposure, defined as the excess of the carrying amount (or market value, if higher than the carrying amount) of the assets sold under agreement to repurchase, including accrued interest plus any cash or other assets on deposit to secure the repurchase obligation, over the amount of the repurchase liability, adjusted for accrued interest. The following table summarizes certain characteristics of KREF's repurchase agreements where the amount at risk with any individual counterparty, or group of related counterparties, exceeded 10.0% of KREF’s stockholders' equity as of March 31, 2019 and December 31, 2018:

	Outstanding Face Amount	Net Counterparty Exposure	Percent of Stockholders' Equity	Weighted Average Life (Years)(A)
March 31, 2019
Wells Fargo	$390,257	$183,014	16.2%	1.2
Total / Weighted Average	$390,257	$183,014	16.2%	1.2
December 31, 2018
Wells Fargo	$512,298	$223,780	19.8%	1.5
Morgan Stanley	302,595	145,066	12.8	1.2
Goldman Sachs Bank USA	342,368	122,461	10.8	1.4
Total / Weighted Average	$1,157,261	$491,307	43.7%	1.4

(A)	Average weighted by the outstanding face amount of borrowings under the secured financing agreement.

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

Term Loan Financing

In April 2018, KREF, through its consolidated subsidiaries, entered into a term loan financing agreement (“Term Loan Facility”) with third party lenders for an initial borrowing capacity of $200.0 million that was subsequently increased to $1.0 billion in October 2018. The facility provides asset-based financing on a non-mark-to-market basis with matched term up to five years and is non-recourse to KREF. Borrowings under the facility are collateralized by senior loans, held-for-investment, and bear interest equal to one-month LIBOR plus a margin. As of March 31, 2019 and December 31, 2018, the weighted average margin and interest rate on the facility were 1.4% and 3.9% and 1.4% and 3.9%, respectively. The following table summarizes our borrowings under the Term Loan Facility:

	March 31, 2019
Term Loan Facility	Count	Outstanding Face Amount	Carrying Value	Wtd. Avg. Yield/Cost(A)	Guarantee(B)	Wtd. Avg. Term(C)
Collateral assets	10	$831,308	$823,415	L + 3.1%	n.a.	August 2023
Financing provided	n.a.	680,274	673,970	L + 1.9%	n.a.	August 2023

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

Activity — For the three months ended March 31, 2019, the activity related to the carrying value of KREF’s secured financing agreements were as follows:

Balance as of December 31, 2018	$1,951,049
Principal borrowings	335,708
Principal repayments	(424,665)
Deferred debt issuance costs	(2,104)
Amortization of deferred debt issuance costs	2,725
Balance as of March 31, 2019	$1,862,713

(A)	Amounts principally consist of changes in accrued interest payable and cost adjustments.

Maturities — KREF’s secured financing agreements, term loan financing and other consolidated debt obligations in place as of March 31, 2019 had current contractual maturities as follows:

Year	Nonrecourse	Recourse(A)	Total
2019(B)	$—	$478,839	$478,839
2020	82,481	499,946	582,427
2021	597,793	—	597,793
2022	—	217,660	217,660
Thereafter	—	—	—
	$680,274	$1,196,445	$1,876,719

(A)	Except for the Revolver, which is full recourse, amounts borrowed subject to a maximum 25.0% recourse limit.

(B)	Includes $140.0 million outstanding as of March 31, 2019 on the Revolver.

Covenants — KREF is required to comply with customary loan covenants and event of default provisions related to its secured financing agreements and Revolver, including, but not limited to, negative covenants relating to restrictions on operations with respect to KREF’s status as a REIT, and financial covenants. Such financial covenants include an interest income to interest expense ratio covenant (1.5 to 1.0); a minimum consolidated tangible net worth covenant (75.0% of the aggregate cash proceeds of any equity issuances made and any capital contributions received by KREF and certain subsidiaries or approximately $800.0 million depending upon the facility); a cash liquidity covenant (the greater of $10.0 million or 5.0% of KREF's recourse indebtedness); and a total indebtedness covenant (75.0% of KREF's total assets, net of VIE liabilities and non-recourse indebtedness). As of March 31, 2019 and December 31, 2018, KREF was in compliance with its financial loan covenants.

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

The following table outlines KREF 2018-FL1 collateral assets and respective borrowing:

	March 31, 2019
Collateralized Loan Obligation	Count	Face Amount	Carrying Value	Wtd. Avg. Yield/Cost(B)	Wtd. Avg. Term(C)
Collateral assets(A)	23	$1,000,000	$1,000,000	L + 3.3%	February 2023
Financing provided	1	810,000	801,226	L + 1.8%	June 2036

	December 31, 2018
Collateralized Loan Obligation	Count	Face Amount	Carrying Value	Wtd. Avg. Yield/Cost(B)	Wtd. Avg. Term(C)
Collateral assets(A)	24	$1,000,000	$1,000,000	L + 3.5%	December 2022
Financing provided	1	810,000	800,346	L + 1.8%	June 2036

(A)
Excluding $42.0 million and $0.0 million of cash, collateral assets represent 25.9% and 24.8% of the face amount of KREF's commercial mortgage loans as of March 31, 2019 and December 31, 2018, respectively. As of March 31, 2019 and December 31, 2018, 100% of KREF loans financed through the CLO are floating rate loans.

(B)	Yield on collateral assets is based on cash coupon. Financing cost includes amortization of deferred financing costs incurred in connection with the CLO.

(C)
Loan term represents weighted-average final maturity, assuming extension options are exercised by the borrower. Repayments of CLO notes are dependent on timing of related collateral loan asset repayments post reinvestment period. The term of the CLO notes represents the rated final distribution date.

The following table presents the KREF 2018-FL1 Assets and Liabilities included in KREF’s Condensed Consolidated Balance Sheets:

Assets	March 31, 2019	December 31, 2018
Cash	$42,000	$—
Commercial mortgage loans, held-for-investment, net	958,000	1,000,000
Accrued interest receivable	3,980	4,263
Other assets	5	1,295
Total	$1,003,985	$1,005,558
Liabilities
Collateralized loan obligation, net	801,226	800,346
Accrued interest payable	1,732	3,341
Accounts payable, accrued expenses and other liabilities	90	314
Total	$803,048	$804,001

The following table presents the components of net interest income of KREF 2018-FL1 included in KREF’s Condensed Consolidated Statements of Income:

	For the Three Months Ended March 31,
	2019	2018
Net Interest Income
Interest income	$14,426	$—
Interest expense(A)	9,943	—
Net interest income	$4,483	$—

(A)	Includes $0.8 million of deferred financing costs amortization for the three months ended March 31, 2019. KREF's unamortized deferred financing costs related to KREF 2018-FL1 were $8.8 million as of March 31, 2019.

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
Upon the issuance of the Convertible Notes, the Company recorded a $1.8 million discount based on the implied value of the conversion option and an assumed effective interest rate of 6.50%, as well as $5.1 million of initial issuance costs, inclusive of the $0.8 million paid to an affiliate of KREF. Inclusive of the amortization of this discount and the issuance costs, KREF’s total cost of the May 2018 Convertible Notes issuance is 6.92% per annum.
The following table details our interest expense related to the Convertible Notes:

	Three Months Ended March 31,
	2019	2018
Cash coupon	$2,201	$—
Discount and issuance cost amortization	342	—
Total interest expense	$2,543	—

The following table details the net book value of our Convertible Notes on our Condensed Consolidated Balance Sheets:

	March 31, 2019	December 31, 2018
Face value	$143,750	$143,750
Deferred financing costs	(4,233)	(4,486)
Unamortized discount	(1,487)	(1,576)
Net book value	$138,030	$137,688

Accrued interest payable for the Convertible Notes was $3.3 million and $1.1 million as of March 31, 2019 and December 31, 2018, respectively. Refer to Note 2 for additional discussion of our accounting policies for the Convertible Notes.

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollars in tables in thousands, except per share amounts)

Note 7. Loan Participations Sold

KREF finances certain loan investments through the syndication of a non-recourse, or limited-recourse, loan participation to unaffiliated third parties. As of March 31, 2019, KREF derecognized the loan participation sold held on its Condensed Consolidated Balance Sheet as of December 31, 2018, as the underlying loan was fully repaid.
The following table summarizes the loan participation sold liabilities that KREF recognized since the corresponding syndications of the participations in the senior loans were not treated as sales as of December 31, 2018:

	December 31, 2018
Loan Participations Sold	Count	Principal Balance	Carrying Value	Yield/Cost(A)	Guarantee(B)	Term
Total loan	1	$99,757	$99,368	L + 3.0%	n.a.	September 2022
Senior participation(C)	1	85,880	85,465	L + 1.8%	n.a.	September 2022

(A)	Floating rate loans and related liabilities are indexed to one-month LIBOR. KREF's net interest rate exposure is in direct proportion to its interest in the net assets of the senior loan.

(B)	As of December 31, 2018, the loan participation sold was subject to partial recourse of $10.0 million, which amount may be reduced to zero upon achievement of certain property performance metrics.

(C)
During the three months March 31, 2019 and March 31, 2018, KREF recorded $0.6 million and $0.7 million of interest income and $0.7 million and $0.7 million of interest expense, respectively, related to the loan participation KREF sold.

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollars in tables in thousands, except per share amounts)

Note 8. Variable Interest Entities

CMBS — KREF beneficially owned CMBS with an unpaid principal balance and fair value of $34.9 million and $12.4 million, respectively, as of March 31, 2019. KREF beneficially owned CMBS with an unpaid principal balance and fair value of $34.9 million and $12.5 million, respectively, as of December 31, 2018.

KREF was required to consolidate each of the CMBS trusts acquired from the date of acquisition through the date of sale since KREF retained the controlling class and management determined KREF was the primary beneficiary of those trusts. Further, management irrevocably elected the fair value option for each of the trusts and carries the fair values of the trust's assets and liabilities at fair value in its Condensed Consolidated Balance Sheets; recognizes changes in the trust's net assets, including fair value adjustments and net interest earned, in its Condensed Consolidated Statements of Income; and records cash interest received from the trusts, net of cash interest paid to CMBS not beneficially owned by KREF, as operating cash flows.

The following table presents the KREF recognized Trust's Assets and Liabilities:

	March 31, 2019	December 31, 2018
Trusts' Assets
Commercial mortgage loans held in variable interest entities, at fair value(A)	$1,129,860	$1,092,986
Accrued interest receivable	4,125	4,005

Trusts' Liabilities
Variable interest entity liabilities, at fair value(B)	1,117,272	1,080,255
Accrued interest payable	3,926	3,818

(A)	Includes accrued interest receivable.

(B)	Includes accrued interest payable.

The following table presents "Other Income — Change in net assets related to CMBS consolidated variable interest entities":

	Three Months Ended March 31,
	2019	2018
Net interest earned	$496	$3,112
Unrealized gain (loss)	(154)	5,377
Change in net assets related to CMBS consolidated variable interest entities	$342	$8,489

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

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollars in tables in thousands, except per share amounts)

Concentration of Credit Risk — The following tables present the geographies and property types of collateral underlying the CMBS trusts consolidated by KREF, as a percentage of the collateral unpaid principal balance and weighted by the fair value of the CMBS tranches beneficially owned by KREF's stockholders:

	March 31, 2019	December 31, 2018		March 31, 2019	December 31, 2018
Geography			Collateral Property Type
California	33.4%	33.4%	Retail	28.3%	28.3%
Texas	11.1	11.1	Office	27.4	27.4
New York	8.3	8.3	Hospitality	13.0	13.0
Missouri	5.4	5.4	Multifamily	9.9	9.9
Pennsylvania	5.2	5.1	Industrial/ Flex	9.6	9.6
Florida	4.2	4.2	Self Storage	5.8	5.7
Massachusetts	3.6	3.6	Mixed Use	3.9	3.9
Illinois	2.7	2.7	Mobile Home	1.7	1.7
Georgia	2.6	2.6	Other	0.4	0.5
New Hampshire	2.4	2.4		100.0%	100.0%
Delaware	1.9	1.9
Virginia	1.7	1.7
Other U.S.	17.5	17.6
Total	100.0%	100.0%

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

As of March 31, 2019, KREF held a 3.5% interest in RECOP, an unconsolidated VIE of which KREF is not the primary beneficiary, at its fair value of $32.5 million. The aggregator vehicle in which KREF invests is controlled and advised by affiliates of the Manager. RECOP intends to primarily acquire junior tranches of CMBS newly issued by third parties but may also make purchases on the secondary market. KREF will not pay any fees to RECOP, but KREF bears its pro rata share of RECOP's expenses. KREF reported its share of the net asset value of RECOP in its Condensed Consolidated Balance Sheets, presented as “Equity method investments, at fair value” and its share of net income, presented as “Income from equity method investments” in the Condensed Consolidated Statement of Income.

As of March 31, 2019, the non-voting limited liability company interests issued by the Manager, a VIE, and held by a Taxable REIT Subsidiary ("TRS") of KREF for the benefit of the holder of the SNVPS represented 4.7% of the Manager’s outstanding limited liability company interests (Note 9). KREF reported its allocable percentage of the assets and liabilities of the Manager in its Condensed Consolidated Balance Sheets, presented as “Equity method investments, at fair value” and its share of net income, presented as “Income from equity method investments” in the Condensed Consolidated Statement of Income.

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

As of March 31, 2019, KKR beneficially owned 22,008,616 shares of KREF's common stock, of which 2,008,616 shares were held by KKR on behalf of a third-party investor (Note 1).

During the three months ended March 31, 2019 and 2018, no common stock was issued related to the vesting of restricted stock units. Upon any payment of shares as a result of restricted stock unit vesting, the related tax withholding obligation will generally be satisfied by KREF, reducing the number of shares to be delivered by a number of shares necessary to satisfy the related applicable tax withholding obligation. Refer to Note 10 for further detail.

Share Repurchase Program — KREF adopted a program to repurchase in the open market up to $100.0 million in shares of KREF's common stock over the 12 month period commencing in June 2017. Of this amount, a total of $50.0 million was covered by a pre-set trading plan meeting the requirements of Rule 10b5-1 under the Exchange Act (the "10b5-1 Plan"), which provided for repurchases of KREF's common stock when the market price per share of common stock was below book value per share (calculated in accordance with GAAP), with the remaining $50.0 million available at any time during the repurchase period. This program expired on June 12, 2018. In May 2018, KREF's board of directors approved a new share repurchase program, effective following the expiration of the above-described share repurchase program. The new share repurchase program permits KREF to repurchase up to $100.0 million of KREF's common stock during the period from June 13, 2018 through June 30, 2019. Of this total authorized amount, $50.0 million is covered by a new 10b5-1 Plan that currently provides for repurchases of our common stock when the market price per share of our common stock is below the lesser of (i) book value per share (calculated in accordance with GAAP as of the end of the most recent quarterly period for which financial statements are available) and (ii) $19.25 per share, and the remaining $50.0 million may be used for repurchases in the open market, or pursuant to pre-set trading plans meeting the requirements of Rule 10b5-1 under the Exchange Act, or in privately negotiated transactions, or otherwise. During the three months ended March 31, 2019, KREF repurchased 212,809 shares of common

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollars in tables in thousands, except per share amounts)

stock under the 10b5-1 Plans at an average price per share of $19.25 for a total of $4.1 million. As of March 31, 2019, $27.5 million remained available for repurchases under this existing 10b5-1 Plan.

Of the 59,211,838 common shares KREF issued, there were 57,383,408 common shares outstanding as of March 31, 2019, which includes 34,259 shares of common stock delivered in connection with vested restricted stock units and is net of 1,862,689 common shares repurchased.

At the Market Stock Offering Program — On February 22, 2019, KREF entered into an equity distribution agreement with certain sales agents, pursuant to which KREF may sell, from time to time, up to an aggregate sales price of $100.0 million of its common stock pursuant to a continuous offering program (the “ATM”). Sales of KREF’s common stock made pursuant to the ATM may be made in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933, as amended. The timing and amount of actual sales will depend on a variety of factors including market conditions, the trading price of KREF’s common stock, KREF’s capital needs, and KREF’s determination of the appropriate sources of funding to meet such needs. KREF did not sell any shares of its common stock under the ATM during the three months ended March 31, 2019.

Dividends — During the three months ended March 31, 2019 and 2018, KREF's board of directors declared the following dividends on shares of its common stock and special voting preferred stock:

			Amount
Declaration Date	Record Date	Payment Date	Per Share	Total
2019
March 19, 2019	March 29, 2019	April 12, 2019	$0.43	$24,761
				$24,761
2018
March 12, 2018	March 29, 2018	April 13, 2018	$0.40	$21,230
				$21,230

Preferred Stock — On January 23, 2015, KREF issued 125 shares of Series A cumulative, non-voting preferred stock with a par value of $0.01 per share and a stated value of $1,000.00 per share ("Series A Preferred Stock") that were senior to common stock. Holders of Series A Preferred Stock were entitled to cumulative distributions of 12.5% of the stated value per annum, payable semi-annually in arrears on or before June 30 and December 31 of each year, but were unable to convert Series A Preferred Stock into common stock or vote on matters brought to KREF's stockholders. In May 2017, KREF redeemed all 125 issued and outstanding shares of Series A Preferred Stock for $0.1 million, representing the sum of $1,000 per share and all accrued and unpaid dividends.

Special Voting Preferred Stock — In March 2016, KREF issued one share of special voting preferred stock to KKR Fund Holdings L.P. ("KKR Fund Holdings") for $20.00 per share, which KKR Fund Holdings transferred to its subsidiary, KKR REFT Asset Holdings LLC. The holder of the special voting preferred stock has special voting rights related to the election of members to KREF's board of directors until KKR and its affiliates cease to own at least 25.0% of KREF's issued and outstanding common stock (of which 2,008,616 shares were held on behalf of a third-party investor). As of March 31, 2019, KKR and its affiliates beneficially owned 22,008,616 shares of KREF's common stock representing 38% of KREF’s issued and outstanding common stock.

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

KREF will redeem the SNVPS at the option of the holder. Upon redemption, KREF will pay a price in cash equal to $0.01 per share of the SNVPS, together with any accumulated but unpaid preferred distributions, including respective call or put amounts (as defined), and the SNVPS will be canceled automatically and cease to be outstanding. Concurrently, upon redemption of the SNVPS, KREF TRS will redeem its respective Non-Voting Manager Units from the KKR Member resulting in a one-time gain, thus substantially eliminating the historical cumulative impact of the SNVPS redemption value adjustments recorded in KREF's permanent equity.

Earnings per Share — The following table illustrates the computation of basic and diluted earnings per share for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
Numerator
Net income (loss) attributable to common stockholders	$24,705	$23,280

Denominator
Basic weighted average common shares outstanding	57,387,386	53,337,915
Dilutive restricted stock units	89,848	40,552
Diluted weighted average common shares outstanding	57,477,234	53,378,467
Net income (loss) attributable to common stockholders, per:
Basic common share	$0.43	$0.44
Diluted common share	$0.43	$0.44

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollars in tables in thousands, except per share amounts)

Note 10. Stock-based Compensation

KREF is externally managed by the Manager and does not currently have any employees. However, as of March 31, 2019, the Manager, certain individuals employed by the Manager and affiliates of the Manager, and certain members of KREF's board of directors were compensated, in part, through the issuance of stock-based awards.

As of March 31, 2019, KREF had restricted stock unit (“RSU”) awards outstanding under the KKR Real Estate Finance Trust Inc. 2016 Omnibus Incentive Plan that was adopted on February 12, 2016 and amended and restated on November 17, 2016 (the "Incentive Plan") to certain members of KREF’s board of directors and employees of the Manager or its affiliates, none of whom are KREF employees. RSUs awarded to employees of the Manager or its affiliates, generally vest over three consecutive one-year periods and awards to certain members of KREF's board of directors vest over a one-year period, pursuant to the terms of the respective award agreements and the terms of the Incentive Plan. RSU awards are not entitled to dividends until KREF issues shares of its common stock, which are issuable on a one-to-one basis upon the RSU award vesting.

The following table summarizes the activity in KREF’s outstanding RSUs and the weighted-average grant date fair value per RSU:

	Restricted Stock Units	Weighted Average Grant Date Fair Value Per RSU(A)
Unvested as of December 31, 2018	459,179	$19.33
Granted	—	—
Vested	—	—
Forfeited/ cancelled	(1,574)	20.47
Unvested as of March 31, 2019	457,605	$19.33

(A)	The grant-date fair value is based upon the last sale price of KREF’s common stock at the date of grant.

KREF expects the unvested RSUs outstanding to vest during the following years:

Year	Restricted Stock Units
2019	176,407
2020	164,532
2021	116,666
Total	457,605

Upon adoption of ASU No. 2018-07 in June 2018, KREF recognizes the compensation cost of RSUs awarded to employees of the Manager, or one or more of its affiliates, on a straight-line basis over the awards’ term at their grant date fair value, consistent with the RSUs awarded to certain members of KREF's board of directors.
During the three months ended March 31, 2019 and 2018, KREF recognized $1.0 million and $1.0 million, respectively, of stock-based compensation expense included in “General and administrative” expense in the Condensed Consolidated Statements of Income. As of March 31, 2019, there was $6.9 million of total unrecognized stock-based compensation expense related to unvested share-based compensation arrangements based on the closing price of our common stock on the respective grant date and of $20.47 on June 21, 2018, the date of the adoption of ASU No. 2018-07 for grants issued to employees of the Manager during 2017. This cost is expected to be recognized over a weighted average period of 1.2 years.

Refer to Note 12 for additional information regarding the Incentive Plan.

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollars in tables in thousands, except per share amounts)

Note 11. Commitments and Contingencies

As of March 31, 2019, KREF was subject to the following commitments and contingencies:

Litigation — From time to time, KREF may be involved in various claims and legal actions arising in the ordinary course of business. KREF establishes an accrued liability for legal proceedings only when those matters present loss contingencies that are both probable and reasonably estimable.

As of March 31, 2019, KREF was not involved in any material legal proceedings regarding claims or legal actions against KREF.

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

Capital Commitments — As of March 31, 2019, KREF had future funding requirements of $357.1 million related to its investments in commercial mortgage loans. These future funding commitments primarily relate to construction projects, capital improvements, tenant improvements and leasing commissions. Generally, funding commitments are subject to certain conditions that must be met, such as customary construction draw certifications, minimum credit metrics or executions of new leases before advances are made to the borrower.

In January 2017, KREF committed $40.0 million to invest in an aggregator vehicle alongside RECOP. As of March 31, 2019, KREF had a remaining commitment of $8.6 million to RECOP.

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

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollars in tables in thousands, except per share amounts)

No awards may be granted under the Incentive Plan on and after February 12, 2026. The Incentive Plan will continue to apply to awards granted prior to such date. No awards were granted during the quarter ended March 31, 2019. During the year ended December 31, 2018, KREF granted 361,878 RSUs to KREF's directors and employees of the Manger. As of March 31, 2019, 3,949,023 shares of common stock remained available for awards under the Incentive Plan.

Due to Affiliates — The following table contains the amounts presented in KREF's Condensed Consolidated Balance Sheets that it owes to affiliates:

	March 31,	December 31,
	2019	2018
Management fees	$4,287	$4,330
Expense reimbursements and other(A)	1,939	382
	$6,226	$4,712

(A)
Includes $1.5 million and $0.0 million of fees payable to KKR Capital Markets, an affiliate of the Manager in connection with the Term Loan Facility, as of March 31, 2019 and December 31, 2018, respectively.

Affiliates Expenses — The following table contains the amounts included in KREF's Condensed Consolidated Statements of Income that arose from transactions with the Manager:

	Three Months Ended March 31,
	2019	2018
Management fees	$4,287	$3,939
Incentive compensation	953	—
Expense reimbursements and other(A)	365	368
	$5,605	$4,307

(A)
KREF presents these amounts in "Operating Expenses — General and administrative" in its Condensed Consolidated Statements of Income. Affiliate expense reimbursements presented in the table above exclude the out-of-pocket amounts paid by the Manager to parties unaffiliated with the Manager on behalf of KREF, and for which KREF reimburses the Manager in cash. For the three months ended March 31, 2019 and 2018, these cash reimbursements totaled $0.5 million and $1.2 million, respectively.

In connection with the Term Loan Facility (Note 4), KREF is obligated to pay KKR Capital Markets ("KCM"), an affiliate of the Manager, a structuring fee equal to 0.75% of the respective committed loan advances, as defined. Such fees are capitalized as deferred financing cost and amortized to interest expense over the life of the facility. During the three months ended March 31, 2019 and 2018, KREF incurred $1.5 million and $0.0 million, respectively, in structuring fees in connection with the facility.
In connection with the BMO Facility, and in consideration for structuring and sourcing this arrangement, KREF is obligated to pay KCM, a structuring fee equal to 0.35% of the respective committed loan advances under the agreement. Such fees are capitalized as deferred financing cost and amortized to interest expense over the life of the facility. During the three months ended March 31, 2019 and March 31, 2018, KREF incurred $0.2 million and $0.0 million in structuring fees in connection with the facility.

In connection with the CLO issuance, and in consideration for its services as the co-placement agent, KREF incurred and paid KCM, a $0.9 million placement agent fee equal to 0.105% of the CLO proceeds in the fourth quarter of 2018, of which $0.1 million was amortized during March 31, 2019. The fee was capitalized as deferred financing cost and amortized to interest expense over the weighted average life of the collateral assets.

In connection with the Revolver, and in consideration for structuring and sourcing this arrangement, KREF is obligated to pay KCM, a structuring fee equal to 0.75% of the aggregate amount of commitments first made available. The structuring fees are capitalized as deferred financing cost included within Other Assets in the Condensed Consolidated Balance Sheet and amortized to interest expense over the life of the Revolver. During the three months ended March 31, 2019, KREF incurred $0.3 million in structuring fees in connection with the Revolver.

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

In connection with the ATM, KCM, in its capacity as one of the sales agents, will receive commissions for the shares of KREF’s common stock it sells not to exceed, but may be less than, 2.0% of the gross sales price per share. KREF did not sell any shares under the ATM during the three months ended March 31, 2019.

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollars in tables in thousands, except per share amounts)

Note 13. Fair Value of Financial Instruments

The carrying values and fair values of KREF’s financial assets and liabilities recorded at fair value on a recurring basis, as well as other financial instruments not carried at fair value, as of March 31, 2019 were as follows:

			Fair Value
	Principal Balance(A)	Carrying Value(B)	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$228,440	$228,440	$228,440	$—	$—	$228,440
Commercial mortgage loans, held-for-investment, net(C)	3,704,007	3,684,128	—	—	3,682,977	3,682,977
Equity method investments, at fair value	32,711	32,711	—	—	32,711	32,711
Commercial mortgage loans held in variable interest entities, at fair value	1,125,195	1,129,860	—	—	1,129,860	1,129,860
	$5,090,353	$5,075,139	$228,440	$—	$4,845,548	$5,073,988
Liabilities
Secured financing agreements, net	$1,876,719	$1,862,713	$—	$—	$1,876,719	$1,876,719
Collateralized loan obligation, net	810,000	801,226	—	—	809,730	809,730
Convertible notes, net	143,750	138,030	147,403	—	—	147,403
Variable interest entity liabilities, at fair value	1,090,253	1,117,272	—	—	1,117,272	1,117,272
	$3,920,722	$3,919,241	$147,403	$—	$3,803,721	$3,951,124

(A)	The principal balance of commercial mortgage loans excludes premiums and unamortized discounts.

(B)
The carrying value of commercial mortgage loans is presented net of $19.9 million unamortized origination discounts and deferred nonrefundable fees. The carrying value of secured financing agreements is presented net of $14.0 million unamortized debt issuance costs. The carrying value of collateralized loan obligations is presented net of $8.8 million unamortized debt issuance costs.

(C)	Includes $958.0 million of CLO loan participations as of March 31, 2019.

The carrying values and fair values of KREF’s financial assets recorded at fair value on a recurring basis, as well as other financial instruments for which fair value is disclosed, as of December 31, 2018 were as follows:

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

(B)
The carrying value of commercial mortgage loans is presented net of $24.9 million origination discounts and deferred nonrefundable fees. The carrying value of secured financing agreements is presented net of $14.6 million unamortized debt issuance costs. The carrying value of collateralized loan obligations is presented net of $9.7 million unamortized debt issuance costs.

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

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollars in tables in thousands, except per share amounts)

KREF reported the following financial assets and liabilities at fair value on a recurring basis using Level 3 inputs as of March 31, 2019. The following table summarizes the changes in these assets and liabilities.

	Assets	Liabilities
	Commercial Mortgage Loans Held in Variable Interest Entities, at Fair Value	Variable Interest Entity Liabilities, at Fair Value	Net
Balance as of December 31, 2018	$1,092,986	$1,080,255	$12,731
Gains (losses) included in net income
Realized gain (loss)	—	—	—
Unrealized gain (loss) included in change in net assets related to CMBS consolidated VIEs	39,485	39,639	(154)
Purchases and sales/repayments
Sales/Repayments/Deconsolidation	(2,731)	(2,731)	—
Other(A)	120	109	11
Balance as of March 31, 2019	$1,129,860	$1,117,272	$12,588

(A)	Amounts primarily consist of changes in accrued interest.

During the three months ended March 31, 2019, KREF contributed $1.8 million, received distributions of $0.7 million and recognized income of $0.9 million related to its investment in RECOP.

The following table contains the Level 3 inputs used to value assets and liabilities on a recurring and nonrecurring basis or where KREF discloses fair value as of March 31, 2019:

	Fair Value	Valuation Methodologies	Unobservable Inputs(A)	Weighted Average(B)	Range
Assets(C)
Commercial mortgage loans, held-for-investment, net	$3,682,977	Discounted cash flow	Loan-to-value ratio	67.3%	48.6% - 82.1%
			Discount rate	5.9%	3.6% - 12.7%
Commercial mortgage loans held in variable interest entities, at fair value(D)	1,129,860	Discounted cash flow	Yield	7.9%	2.6% - 41.1%
	$4,812,837
Liabilities
Secured financing agreements, net	$1,876,719	Market comparable	Credit spread	1.8%	1.4% - 2.4%
Collateralized loan obligation, net(E)	809,730	Discounted cash flow	Yield	3.6%	3.3% - 4.7%
Variable interest entity liabilities, at fair value	1,117,272	Discounted cash flow	Yield	5.8%	2.6% - 15.5%
	$3,803,721

(A)	An increase (decrease) in the valuation input results in a decrease (increase) in value.

(B)	Represents the average of the input value, weighted by the unpaid principal balance of the financial instrument.

(C)	KREF carries a $32.5 million investment in an aggregator vehicle alongside RECOP (Note 8) at its pro rata share of the aggregator's net asset value, which management believes approximates fair value.

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

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollars in tables in thousands, except per share amounts)

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets not measured at fair value on an ongoing basis but subject to fair value adjustments only in certain circumstances, such as when there is evidence of impairment, are measured at fair value on a nonrecurring basis. For commercial mortgage loans held-for-sale, KREF applies the lower of cost or fair value accounting and may be required, from time to time, to record a nonrecurring fair value adjustment. For commercial mortgage loans held-for-investment and preferred interest in joint venture held-to-maturity, KREF applies the amortized cost method of accounting, but may be required, from time to time, to record a nonrecurring fair value adjustment in the form of a valuation provision or impairment. KREF did not report any significant financial assets or liabilities at fair value on a nonrecurring basis as of March 31, 2019 or December 31, 2018.

Assets and Liabilities for Which Fair Value is Only Disclosed

KREF does not carry its secured financing agreements at fair value as management did not elect the fair value option for these liabilities. As of March 31, 2019, the fair value of KREF's financing facilities approximated their respective outstanding principal balances.

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

KREF consolidates subsidiaries that incur U.S. federal, state and local income taxes, based on the tax jurisdiction in which each subsidiary operates. During each of the three months ended March 31, 2019 and 2018, KREF recorded a current income tax benefit/provision of $0.0 million and $0.2 million, respectively, related to operations of its taxable REIT subsidiaries and various other state and local taxes. There were no deferred tax assets or liabilities as of March 31, 2019 and December 31, 2018.

As of March 31, 2019, tax years 2015 through 2018 remain subject to examination by taxing authorities.

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollars in tables in thousands, except per share amounts)

Note 15. Subsequent Events

The following events occurred subsequent to March 31, 2019:

Investing Activities

KREF originated the following senior loan:

Description/ Location	Property Type	Month Originated	Maximum Face Amount	Initial Face Amount Funded	Interest Rate(A)	Maturity Date(B)	LTV
Philadelphia, PA	Office	April 2019	$182,600	$136,500	L + 2.6%	May 2024	65%

(A)    Floating rate based on one-month USD LIBOR.
(B)    Maturity date assumes all extension options are exercised, if applicable.

Funding of Previously Closed Loans

KREF funded approximately $11.4 million for previously closed loans.

Loan Repayments

KREF received approximately $67.0 million from loan repayments.

Financing Activities

KREF borrowed $187.1 million and repaid $140.0 million under the Term Loan Facility and Revolver, respectively.

KREF increased the borrowing capacity on the Revolver to $235.0 million.

Corporate Activities

Dividends

In April 2019, KREF paid $24.8 million in dividends on its common and special voting preferred stock, or $0.43 per share, with respect to the first quarter of 2019, to stockholders of record on March 29, 2019.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q. The historical condensed consolidated financial data discussed below reflects the historical results and financial position of KREF. In addition, this discussion and analysis contains forward-looking statements and involves numerous risks and uncertainties, including those described under “Cautionary Note Regarding Forward-Looking Statements," in this Form 10-Q and Part I, Item 1A. "Risk Factors" in the Form 10-K. Actual results may differ materially from those contained in any forward-looking statements.

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

Our Manager

We are externally managed by our Manager, KKR Real Estate Finance Manager LLC, a subsidiary of KKR. KKR is a leading global investment firm with a 40-year history of leadership, innovation, and investment excellence and has committed $400.0 million in equity capital to us. KKR manages multiple alternative asset classes, including private equity, real estate, energy, infrastructure and credit, with strategic manager partnerships that manage hedge funds. Our Manager manages our investments and our day-to-day business and affairs in conformity with our investment guidelines and other policies that are approved and monitored by our board of directors. Our Manager is responsible for, among other matters, (i) the selection, origination or purchase and sale of our portfolio investments, (ii) our financing activities and (iii) providing us with investment advisory services. Our Manager is also responsible for our day-to-day operations and performs (or causes to be performed) such services and activities relating to our investments and business and affairs as may be appropriate. Our investment decisions are approved by an investment committee of our Manager that is comprised of senior investment professionals of KKR, including senior investment professionals of KKR's global real estate group. For a summary of certain terms of the management agreement, see Note 12 to our condensed consolidated financial statements included in this Form 10-Q.

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

Earnings Per Share and Dividends Declared

The following table sets forth the calculation of basic and diluted net income per share and dividends declared per share (amounts in thousands, except share and per share data):

	Three Months Ended
	March 31, 2019	December 31, 2018
Net income(A)	$24,705	$19,709
Weighted-average number of shares of common stock outstanding
Basic	57,387,386	58,178,944
Diluted	57,477,234	58,253,821
Net income per share, basic	$0.43	$0.34
Net income per share, diluted	$0.43	$0.34
Dividends declared per share	$0.43	$0.43

(A)	Represents net income attributable to common stockholders.

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

The following tables provide a reconciliation of GAAP net income attributable to common stockholders to Core Earnings and Net Core Earnings (amounts in thousands, except share and per share data):

	Three Months Ended
	March 31, 2019	December 31, 2018
Net Income (Loss) Attributable to Common Stockholders	$24,705	$19,709
Adjustments
Non-cash equity compensation expense	991	387
Incentive compensation to affiliate	953	1,470
Depreciation and amortization	—	—
Unrealized (gains) or losses(A)	(464)	1,980
Non-cash convertible notes discount amortization	89	91
Core Earnings(B)	26,274	23,637
Incentive compensation to affiliate	953	1,470
Net Core Earnings	$25,321	$22,167
Weighted average number of shares of common stock outstanding
Basic	57,387,386	58,178,944
Diluted	57,477,234	58,253,821
Core Earnings per Diluted Weighted Average Share	$0.46	$0.41
Net Core Earnings per Diluted Weighted Average Share	$0.44	$0.38

(A)
Includes ($0.6) million non-cash redemption value adjustment of our Special Non-Voting Preferred Stock and $0.2 million of unrealized loss on CMBS B-Pieces for the three months ended March 31, 2019. Includes $1.6 million non-cash redemption value adjustment of our Special Non-Voting Preferred Stock and $0.4 million of unrealized loss on CMBS B-Pieces for the three months ended December 31, 2018.

(B)
Excludes $0.2 million and $0.2 million, or $0.00 and $0.00 per diluted weighted average share outstanding, of net original issue discount on CMBS B-Pieces accreted as a component of taxable income during the three months ended March 31, 2019 and December 31, 2018, respectively.

Book Value per Share

We believe that book value per share is helpful to stockholders in evaluating the growth of our company as we have scaled our equity capital base and continue to invest in our target assets. The following table calculates our book value per share of common stock (amounts in thousands, except share and per share data):

	March 31, 2019	December 31, 2018
KKR Real Estate Finance Trust Inc. stockholders' equity	$1,128,653	$1,132,342
Shares of common stock issued and outstanding at period end	57,383,408	57,596,217
Book value per share of common stock	$19.67	$19.66

Book value per share as of March 31, 2019 includes the impact of a $0.6 million, or $0.01 per common share, non-cash redemption value adjustment to our redeemable Special Non-Voting Preferred Stock (“SNVPS”), resulting in a cumulative decrease of $2.2 million to our book value (“SNVPS Cumulative Impact”) as of March 31, 2019. Upon redemption of the SNVPS, our book value will increase as a result of a one-time gain, thus substantially eliminating the SNVPS Cumulative Impact on our book value. See Note 9 —Equity, to our condensed consolidated financial statements included in this Form 10-Q, for detailed discussion of the SNVPS.

Our Portfolio

We have established a portfolio of diversified investments, consisting of performing senior loans, mezzanine loans and CMBS B-Pieces, which had a value of $3,745.4 million as of March 31, 2019.

As we continue to scale our portfolio, we expect that our originations will continue to be heavily weighted toward floating-rate loans. As of March 31, 2019, 99.9% of our loans by total loan exposure earned a floating rate of interest. We expect the majority of our future investment activity to focus on originating floating-rate senior loans that we finance with our repurchase and other term financing facilities, with a secondary focus on originating floating-rate loans for which we syndicate a senior position and retain a subordinated interest for our portfolio. As of March 31, 2019, our portfolio had experienced no impairments and did not contain any legacy assets that were originated prior to October 2014. As of March 31, 2019, all of our investments were located in the United States. The following charts illustrate the diversification of our portfolio, based on type of investment, interest rate, underlying property type and geographic location, as of March 31, 2019:

The charts above are based on total assets. Total assets reflect (i) the principal amount of our senior and mezzanine loans; and (ii) the cost basis of our CMBS B-Pieces, net of VIE liabilities. In accordance with GAAP, we carry our CMBS B-Piece investments at fair value. During the three months ended March 31, 2019, we had a $0.2 million unrealized loss on our direct CMBS investment.

(A)    Excludes CMBS B-Pieces. Our CMBS B-Piece portfolio diversification is as follows and is inclusive of our $31.4 million investment in RECOP:

•
Property Type: Office (27.7%), Retail (24.9%) Hospitality (15.3%), Multifamily (10.0%) and Other (22.1%). As of March 31, 2019, no other individual property type comprised more than 10% of our total CMBS B‑Piece portfolio.

•
Geography: California (22.5%), New York (12.7%) Texas (8.7%), Florida (5.8%) and Other (50.3%). As of March 31, 2019, no other individual geography comprised more than 5% of our total CMBS B‑Piece portfolio.

•	Vintage: 2015 (13.7%), 2016 (14.6%), 2017 (34.4%), 2018 (30.8%) and 2019 (6.5%).
(B)    LTV is generally based on the initial loan amount divided by the as-is appraised value as of the date the loan was originated.

The following table details our quarterly loan activity (dollars in thousands):

	Three Months Ended
	March 31, 2019	December 31, 2018	September 30, 2018	June 30, 2018
Loan originations	$214,000	$907,982	$680,500	$728,713
Loan fundings(A)	$325,787	$855,369	$698,047	$590,441
Loan repayments	(648,493)	(110,840)	(281,436)	(14,503)
Net fundings	(322,706)	744,529	416,611	575,938
Total activity	$(322,706)	$744,529	$416,611	$575,938

(A)	Includes initial funding of new loans and additional fundings made under existing loans. Excludes fundings on loan participations sold.

The following table details overall statistics for our loan portfolio as of March 31, 2019 (dollars in thousands):

		Total Loan Exposure(A)
	Balance Sheet Portfolio	Total Loan Portfolio	Floating Rate Loans	Fixed Rate Loans
Number of loans	33	33	32	1
Principal balance	$3,704,007	$3,704,007	$3,698,507	$5,500
Carrying value	$3,684,128	$3,684,128	$3,678,628	$5,500
Unfunded loan commitments(B)	$357,126	$357,126	$357,126	$—
Weighted-average cash coupon(C)	5.9%	5.9%	L + 3.4%	11.0%
Weighted-average all-in yield(C)	6.3%	6.3%	L + 3.8%	11.7%
Weighted-average maximum maturity (years)(D)	3.6	3.6	3.6	5.0
LTV(E)	68%	68%	68%	78%

(A)
In certain instances, we finance our loans through the non-recourse sale of a senior interest that is not included in our condensed consolidated financial statements. Total loan exposure includes the entire loan we originated and financed.

(B)
Unfunded commitments will primarily be funded to finance property improvements or lease-related expenditures by the borrowers. These future commitments will be funded over the term of each loan, subject in certain cases to an expiration date.

(C)
As of March 31, 2019, 100.0% of floating rate loans by principal balance are indexed to one-month USD LIBOR. In addition to cash coupon, all-in yield includes the amortization of deferred origination fees, loan origination costs and purchase discounts. Cash coupon and all-in yield for the total portfolio assume applicable floating benchmark rates as of March 31, 2019. L = one-month USD LIBOR rate; spot rate of 2.49% included in portfolio-wide averages represented as fixed rates.

(D)
Maximum maturity assumes all extension options are exercised by the borrower; however, our loans may be repaid prior to such date. As of March 31, 2019, based on total loan exposure, 68.7% of our loans were subject to yield maintenance or other prepayment restrictions and 31.3% were open to repayment by the borrower without penalty.

(E)	Generally based on LTV as of the dates loans were originated or acquired by us.

The table below sets forth additional information relating to our portfolio as of March 31, 2019 (dollars in millions):

	Investment(A)	Investment Date	Committed Principal Amount	Current Principal Amount	Net Equity(B)	Location	Property Type	Coupon(C)(D)	Max Remaining Term (Years)(C)(E)	LTV(C)(F)
	Senior Loans(G)
1	Senior Loan	5/9/2018	$350.0	$277.1	$173.6	Queens, NY	Office	L + 3.3%	4.2	71%
2	Senior Loan	8/4/2017	239.2	166.0	57.9	New York, NY	Condo (Residential)	L + 4.8	1.3	59
3	Senior Loan	12/20/2018	234.5	182.2	43.4	New York, NY	Multifamily	L + 3.6	4.8	70
4	Senior Loan	5/23/2018	213.7	195.4	32.4	Boston, MA	Office	L + 2.4	4.2	69
5	Senior Loan	11/13/2017	181.8	165.7	38.2	Minneapolis, MN	Office	L + 3.8	3.7	75
6	Senior Loan	9/13/2018	172.0	162.1	36.7	Seattle, WA	Office	L + 3.7	4.5	65
7	Senior Loan	9/9/2016	168.0	159.5	41.8	San Diego, CA	Office	L + 4.2	2.5	71
8	Senior Loan	6/19/2018	165.0	144.9	27.4	Philadelphia, PA	Office	L + 2.5	4.3	71
9	Senior Loan	12/5/2018	163.0	148.0	22.4	New York, NY	Multifamily	L + 2.6	4.7	67
10	Senior Loan	4/11/2017	162.1	141.6	41.5	Irvine, CA	Office	L + 3.9	3.1	62
11	Senior Loan	10/26/2015	155.0	125.0	49.4	Portland, OR	Retail	L + 5.5	1.6	61
12	Senior Loan	10/23/2017	150.0	148.8	34.3	North Bergen, NJ	Multifamily	L + 4.3	3.6	57
13	Senior Loan	11/9/2018	150.0	140.0	26.9	Fort Lauderdale, FL	Hospitality	L + 2.9	4.7	62
14	Senior Loan	3/29/2019	138.0	134.3	133.6	Boston, MA	Multifamily	L + 2.7	5.0	63
15	Senior Loan	11/7/2018	135.0	123.5	20.1	West Palm Beach, FL	Multifamily	L + 2.9	4.6	73
16	Senior Loan	9/14/2016	103.5	98.4	21.9	Crystal City, VA	Office	L + 4.5	2.5	59
17	Senior Loan	11/20/2018	103.5	86.9	26.2	San Diego, CA	Multifamily	L + 3.2	4.7	74
18	Senior Loan	9/7/2018	93.0	93.0	58.6	Seattle, WA	Multifamily	L + 2.6	4.4	79
19	Senior Loan	3/8/2018	89.0	87.1	14.5	Westbury, NY	Multifamily	L + 3.1	4.0	69
20	Senior Loan	3/29/2018	86.0	86.0	14.1	New York, NY	Multifamily	L + 2.6	4.0	48
21	Senior Loan	2/28/2017	85.9	83.9	20.9	Denver, CO	Multifamily	L + 3.8	2.9	75
22	Senior Loan	3/20/2018	80.7	80.7	18.7	Seattle, WA	Office	L + 3.6	4.0	65
23	Senior Loan	3/28/2018	80.0	71.1	12.1	Orlando, FL	Multifamily	L + 2.8	4.0	70
24	Senior Loan	10/30/2018	77.0	77.0	12.6	Philadelphia, PA	Multifamily	L + 2.7	4.6	73
25	Senior Loan	1/18/2019	76.0	76.0	15.3	Brooklyn, NY	Hospitality	L + 2.9	4.9	69
26	Senior Loan	1/16/2018	75.5	71.3	15.9	St Paul, MN	Office	L + 3.6	3.9	73
27	Senior Loan	7/21/2017	75.1	62.7	13.9	Queens, NY	Industrial	L + 3.7	3.3	72
28	Senior Loan	10/7/2016	74.5	73.4	15.7	New York, NY	Multifamily	L + 4.4	2.6	68
29	Senior Loan	7/24/2018	74.5	69.7	35.2	Atlanta, GA	Industrial	L + 2.7	4.4	74
30	Senior Loan	7/31/2018	70.4	67.0	66.6	Tampa, FL	Multifamily	L + 3.2	4.4	75
31	Senior Loan	5/12/2017	61.9	58.5	16.3	Atlanta, GA	Office	L + 4.0	3.2	71
32	Senior Loan	10/9/2018	45.0	42.0	7.8	Queens, NY	Multifamily	L + 2.8	4.6	70
	Total/Weighted Average Senior Loans Unlevered		$4,128.8	$3,698.5	$1,165.9			L + 3.4%	3.8	68%
	Mezzanine Loans
1	Mezzanine	6/8/2015	5.5	5.5	5.5	Various	Retail	11.0%	6.3	78
	Total/Weighted Average Mezzanine Loans Unlevered		$5.5	$5.5	$5.5			11.0%	6.3	78%
	CMBS B-Pieces
1	CMBS B-Piece	2/10/2016	$—	$—	$6.9	Various	Various	1.4%	6.8	64%
2	CMBS B-Piece	5/21/2015	34.9	34.9	3.1	Various	Various	3.0	6.1	65
3	RECOP(H)	2/13/2017	40.0	31.4	31.4	Various	Various	4.6	9.9	58
	Total/Weighted Average CMBS B-Pieces Unlevered		$74.9	$66.3	$41.4			3.9%	9.1	59%

*	Numbers presented may not foot due to rounding.

(A)	Our total portfolio represents the current principal amount on senior and mezzanine loans and the net equity of our CMBS B-Piece investments.

(B)	Net equity reflects (i) the amortized cost basis of our loans, net of borrowings; (ii) the cost basis of our CMBS B-Pieces, net of VIE liabilities; and (iii) the cost basis of our investment in RECOP.

(C)
Weighted average is weighted by current principal amount for our senior and mezzanine loans and by net equity for our CMBS B-Pieces. Weighted average coupon calculation includes one-month USD LIBOR for floating-rate mezzanine loans.

(D)	L = one-month USD LIBOR rate; spot rate of 2.49% included in portfolio-wide averages represented as fixed rates.

(E)	Max remaining term (years) assumes all extension options are exercised, if applicable.

(F)
For senior loans, loan-to-value ratio ("LTV") is based on the initial loan amount divided by the as-is appraised value as of the date the loan was originated; for Senior Loan 2, LTV is based on the current principal amount divided by the adjusted appraised gross sellout value net of sales cost; for Senior Loan 3, LTV is based on the initial loan amount divided by the appraised bulk sale value assuming a condo-conversion and no renovation; for mezzanine loans, LTV is based on the current balance of the whole loan dividend by the as-is appraised value as of the date the loan was originated; for CMBS B-Pieces, LTV is based on the weighted average LTV of the underlying loan pool at issuance.

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

(dollars in thousands)	March 31, 2019
Risk Rating	Number of Loans	Net Book Value	Total Loan Exposure(A)
1	4	$328,930	$329,988
2	3	216,117	217,336
3	26	3,139,081	3,156,683
4	—	—	—
5	—	—	—
	33	$3,684,128	$3,704,007

(dollars in thousands)	December 31, 2018
Risk Rating	Number of Loans	Net Book Value	Total Loan Exposure(A)
1	—	$—	$—
2	8	466,742	468,860
3	33	3,535,078	3,625,008
4	—	—	—
5	—	—	—
	41	$4,001,820	$4,093,868

(A)
In certain instances, we finance our loans through the non-recourse sale of a senior interest that is not included in our condensed consolidated financial statements. Total loan exposure includes the entire loan we originated and financed, including $67.2 million of such non-consolidated interests as of December 31, 2018.

As of March 31, 2019, the average risk rating of KREF's portfolio was 2.8 (Average Risk), weighted by investment carrying value, with 100% of commercial mortgage loans held-for-investment, rated 3 (Average Risk) or better by our Manager as compared to 2.9 (Average Risk) as of December 31, 2018. As of March 31, 2019 and December 31, 2018, no investments were rated 4 (High Risk/Potential for Loss) or 5 (Impaired/Loss Likely).

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

As of March 31, 2019, two underlying loans representing 2.05% of one of the CMBS pools was delinquent greater than 60 days.

Portfolio Financing

Our portfolio financing arrangements include master repurchase agreements, asset specific financing, term loan financing, revolving credit agreements, collateralized loan obligations, loan participations sold and non-consolidated senior interests.

The Company continues to expand and diversify its financing sources, especially those sources that provide non-mark-to-market financing, reducing our exposure to market volatility. Our non-mark-to-market financing as of March 31, 2019 represented 63% of our portfolio financing based on outstanding principal balance, primarily as a result of our asset based financing, term loan facility and collateralized loan obligations.

The following table summarizes our portfolio financing (dollars in thousands):

	Portfolio Financing Outstanding Principal Balance
	March 31, 2019	December 31, 2018
Master repurchase agreements	$936,445	$1,157,261
Asset specific financing	120,000	60,000
Term loan financing	680,274	748,414
Revolving credit agreements	140,000	—
Collateralized loan obligations	810,000	810,000
Loan participations sold	—	85,880
Non-consolidated senior interests	—	67,155
Total portfolio financing	$2,686,719	$2,928,710

Financing Agreements

The following table details our financing agreements (dollars in thousands):

	March 31, 2019
	Maximum	Collateral	Borrowings
	Facility Size(A)	Assets(B)	Potential(C)	Outstanding	Available
Master Repurchase Agreements
Wells Fargo	$1,000,000	$573,285	$429,964	$390,257	$39,707
Goldman Sachs	400,000	372,900	279,675	279,675	—
Morgan Stanley(D)	600,000	377,489	266,513	266,513	—
Asset Specific Financing
BMO Facility	200,000	162,910	130,328	120,000	10,328
Term Loan Facility	1,000,000	831,308	689,954	680,274	9,680
Revolver	140,000	—	140,000	140,000	—
	$3,340,000	$2,317,892	$1,936,434	$1,876,719	$59,715

(A)	Maximum facility size represents the largest amount of borrowings available under a given facility once sufficient collateral assets have been approved by the lender and pledged by us.

(B)	Represents the principal balance of the collateral assets.

(C)
Potential borrowings represents the total amount we could draw under each facility based on collateral already approved and pledged. When undrawn, these amounts are available to us under the terms of each credit facility.

(D)	The maximum facility size can be further increased to $750.0 million upon our request and subject to customary conditions.

Master Repurchase Agreements

Currently, one of our primary sources of financing is our master repurchase facilities, which we use to finance the origination of senior loans. After a mortgage asset is identified by us, the lender agrees to advance a certain percentage of the face value of the mortgage to us in exchange for a secured interest in the mortgage.

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

Each of our existing master repurchase facilities includes "credit mark" features. "Credit mark" provisions in repurchase facilities are designed to keep the lenders' credit exposure constant as a percentage of the underlying collateral value of the assets pledged as security to them. If the underlying collateral value decreases, the gross amount of leverage available to us will be reduced as our assets are marked to market, which would reduce our liquidity. The lender under the applicable repurchase facility sets the valuation and any revaluation of the collateral assets in its sole, good faith discretion. As a contractual matter, the lender has the right to reset the value of the assets at any time based on then-current market conditions, but the market convention is to reassess valuations on a monthly, quarterly and annual basis using the financial information delivered pursuant to the facility documentation regarding the real property, borrower and guarantor under such underlying loans. Generally, if the lender determines (subject to certain conditions) that the market value of the collateral in a repurchase transaction has decreased by more than a defined minimum amount, the lender may require us to provide additional collateral or lead to margin calls that may require us to repay all or a portion of the funds advanced. We closely monitor our liquidity and intend to maintain sufficient liquidity on our balance sheet in order to meet any margin calls in the event of any significant decreases in asset values. As of March 31, 2019 and December 31, 2018, the weighted average haircut under our repurchase agreements was 29.3% and 25.8%, respectively (or 26.3% and 23.4%, respectively, if we had borrowed the maximum amount approved by its repurchase agreement counterparties as of such dates). In addition, our existing master repurchase facilities are not entirely term-matched financings and may mature before our CRE debt investments that represent underlying collateral to those financings. As we negotiate renewals and extensions of these liabilities, we may experience lower advance rates and higher pricing under the renewed or extended agreements.

Asset Specific Financing

In August 2018, KREF entered into a $200.0 million loan financing facility with BMO Harris Bank (“BMO Facility”). The facility provides asset-based financing on a non-mark-to-market basis with matched-term up to five years with partial recourse to KREF. As of March 31, 2019, there was $120.0 million outstanding on this facility. In connection with this facility, and in consideration for structuring and sourcing this arrangement, KREF is obligated to pay KKR Capital Markets ("KCM"), an affiliate of the Manager, a structuring fee equal to 0.35% of the respective committed loan advances under the agreement.

Term Loan Financing

In connection with our efforts to diversify our financing sources, further expand our non-mark-to-market borrowing base and reduce our exposure to market volatility, we entered into a term loan financing agreement in April 2018 with third party lenders for an initial borrowing capacity of $200.0 million that was increased to $1,000.0 million in October 2018 (“Term Loan Facility”). The facility provides us with asset-based financing on a non-mark-to-market basis with matched term up to five years and is non-recourse to the Company. Borrowings under the facility are collateralized by senior loans, held-for-investment, and bear interest equal to one-month LIBOR plus a margin. As of March 31, 2019, the weighted average margin and interest rate on the facility were 1.4% and 3.9%, respectively. KREF is obligated to pay KCM a structuring fee equal to 0.75% of the respective committed loan advances, as defined.
The following table summarizes our borrowings under the Term Loan Facility (dollars in thousands):

	March 31, 2019
Term Loan Facility	Count	Outstanding Face Amount	Carrying Value	Wtd. Avg. Yield/Cost(A)	Guarantee(B)	Wtd. Avg. Term(C)
Collateral assets	10	$831,308	$823,415	L + 3.1%	n.a.	August 2023
Financing provided	n.a.	680,274	673,970	L + 1.9%	n.a.	August 2023

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

Revolving Credit Agreement

In December 2018, the Company entered into a $100.0 million corporate revolving credit facility (“Revolver”) administered by Morgan Stanley Senior Funding, Inc. (“Morgan Stanley Senior Funding”). In March 2019, the Company added new lenders under the Revolver increasing the borrowing capacity to $140.0 million. The borrowing capacity was further increased in April 2019 to $235.0 million. We may use our Revolver as a source of financing, which is designed to provide short-term liquidity to purchase loans or other eligible assets, pay operating expenses and borrow amounts for general corporate purposes. Borrowings under the Revolver are full recourse to certain guarantor wholly-owned subsidiaries of the Company. Borrowings under the Revolver bear interest at a per annum rate equal to the sum of (i) a floating rate index and (ii) a fixed margin. As of March 31, 2019 there was $140.0 million outstanding on the facility. KREF is obligated to pay KCM a structuring fee equal to 0.75% of the aggregate amount of commitments first made available.

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

The following table outlines KREF 2018-FL1 collateral assets and respective borrowing as of March 31, 2019.

	March 31, 2019
Collateralized Loan Obligation	Count	Face Amount	Carrying Value	Wtd. Avg. Yield/Cost(B)	Wtd. Avg. Term(C)
Collateral assets(A)	23	$1,000,000	$1,000,000	L + 3.3%	February 2023
Financing provided	1	810,000	801,226	L + 1.8%	June 2036

(A)
Excluding $42.0 million in cash, collateral assets represent 25.9% of the face amount of the Company's senior loans as of March 31, 2019. As of March 31, 2019, 100% of the Company's loans financed through the CLO are floating rate loans.

(B)	Yield on collateral assets is based on cash coupon. Financing cost includes amortization of deferred financing costs incurred in connection with the CLO.

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

Convertible Notes

We may issue convertible debt to take advantage of favorable market conditions. In May 2018, we issued $143.75 million of 6.125% Convertible Notes due on May 15, 2023. The Notes bear interest at a rate of 6.125% per year, payable semi-annually in arrears on May 15 and November 15 of each year, beginning on November 15, 2018. The Convertible Notes mature on May 15, 2023, unless earlier repurchased or converted. Refer to Notes 2 and 6 to our condensed consolidated financial statements for additional discussion of our Convertible Notes.

Borrowing Activities

The following tables provide additional information regarding our borrowings (dollars in thousands):

		Three Months Ended
		March 31, 2019
	Outstanding Face Amount at March 31, 2019	Average Daily Amount Outstanding(A)	Maximum Amount Outstanding	Weighted Average Daily Interest Rate
Wells Fargo	$390,257	$491,314	$512,298	4.3%
Goldman Sachs	279,675	305,286	342,368	4.4
Morgan Stanley	266,513	270,835	302,595	4.6
BMO Facility	120,000	100,667	120,000	4.2
Revolver	140,000	27,123	140,000	4.2
Term Loan Facility	680,274	721,915	748,414	3.9
Total/Weighted Average	$1,876,719	$1,912,017		4.2%

(A)     Represents the average for the period the debt was outstanding.

	Average Daily Amount Outstanding(A)
	Three Months Ended
	March 31, 2019	December 31, 2018
Wells Fargo	$491,314	$676,384
Goldman Sachs	305,286	263,936
Morgan Stanley	270,835	446,823
BMO Facility	100,667	63,036
Revolver	27,123	—
Term Loan Facility	721,915	681,673

(A)     Represents the average for the period the debt was outstanding.

Covenants—Each of our repurchase facilities and our Revolver contain customary terms and conditions, including, but not limited to, negative covenants relating to restrictions on our operations with respect to our status as a REIT, and financial covenants, such as:

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

As of March 31, 2019, we were in compliance with the covenants of our repurchase facilities and our Revolver.

Guarantees—In connection with each master repurchase agreement, our Operating Partnership has entered into a limited guarantee in favor of each lender, under which our Operating Partnership guarantees the obligations of the borrower under the respective master repurchase agreement (i) in the case of certain defaults, up to a maximum liability of 25.0% of the then-outstanding repurchase price of the eligible loans, participations or securities, as applicable, or (ii) up to a maximum liability of 100.0% in the case of certain "bad boy" defaults. The borrower in each case is a special purpose subsidiary of the Company. With respect to our revolving credit facility, the amounts borrowed are full recourse to us.

Results of Operations

The following table summarizes the changes in our results of operations for the three months ended March 31, 2019 and 2018 (dollars in thousands, except per share data):

	For the Three Months Ended March 31,		Increase (Decrease)
	2019	2018	Dollars	Percentage
Net Interest Income
Interest income	$64,751	$31,694	$33,057	104.3%
Interest expense	34,842	10,690	24,152	225.9
Total net interest income	29,909	21,004	8,905	42.4
Other Income
Change in net assets related to CMBS consolidated variable interest entities	342	8,489	(8,147)	(96.0)
Income from equity method investments	1,125	548	577	105.3
Other income	482	161	321	199.4
Total other income (loss)	1,949	9,198	(7,249)	(78.8)

Operating Expenses
General and administrative	2,361	2,663	(302)	(11.3)
Management fees to affiliate	4,287	3,939	348	8.8
Incentive compensation to affiliate	953	—	953	100.0
Total operating expenses	7,601	6,602	999	15.1
Income (Loss) Before Income Taxes, Noncontrolling Interests and Preferred Dividends	24,257	23,600	657	2.8
Income tax expense (benefit)	9	175	(166)	(94.9)
Net Income (Loss)	24,248	23,425	823	3.5
Redeemable Noncontrolling Interests in Income (Loss) of Consolidated Joint Venture	—	34	(34)	(100.0)
Net Income (Loss) Attributable to KKR Real Estate Finance Trust Inc. and Subsidiaries	24,248	23,391	857	3.7
Preferred Stock Dividends and Redemption Value Adjustment	(457)	111	(568)	(511.7)
Net Income (Loss) Attributable to Common Stockholders	$24,705	$23,280	$1,425	6.1%

Net Income (Loss) Per Share of Common Stock
Basic	$0.43	$0.44	$(0.01)	(2.3)%
Diluted	$0.43	$0.44	$(0.01)	(2.3)%
Dividends Declared per Share of Common Stock	$0.43	$0.40	$0.03	7.5%

Net Interest Income

Net interest income increased $8.9 million during the three months ended March 31, 2019, compared to the three months ended March 31, 2018, primarily due to increased interest income as the principal balance of the Company's loan portfolio increased by $1.4 billion as well as an increase in LIBOR. This increase was partially offset by increased interest expense resulting from interest on amounts outstanding under our debt obligations used to finance investments in commercial loans, which increased by $1.4 billion compared March 31, 2018 as well as an increase in LIBOR. We also recorded $4.0 million of deferred financing costs amortization during the three months ended March 31, 2019, compared to $0.6 million during the three months ended March 31, 2018.

Other Income

Total other income decreased $7.2 million during the three months ended March 31, 2019, compared to the three months ended March 31, 2018, primarily attributable to a $0.2 million unrealized loss on our CMBS B-Pieces during the three months ended March 31, 2019 as compared to a $5.4 million unrealized gain during the corresponding 2018 period. Additionally, net interest income from our CMBS B-Pieces decreased from $3.1 million during the three months ended March 31, 2018 to $0.5 million during the three months ended March 31, 2019 primarily due to the sale of CMBS B-Piece investments in April 2018. This was partially offset by an increase in income earned from our RECOP equity method investment.

Operating Expenses

Total operating expenses increased $1.0 million during the three months ended March 31, 2019, compared to the three months ended March 31, 2018. This increase is primarily driven by $1.0 million of incentive compensation recorded during three months ended March 31, 2019, as the Company did not generate incentive fees during the three months ended March 31, 2018. Additionally, the increase in total operating expenses is attributed to an increase in management fees of $0.3 million during the three months ended March 31, 2019, compared to the three months ended March 31, 2018, primarily resulting from an increase in our equity from public offerings of 5.5 million shares of our common stock in 2018.

The following tables provide additional information regarding total operating expenses (dollars in thousands):

	Three Months Ended
	March 31, 2019	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
Professional services	$546	$604	$666	$959	$713
Operating and other costs	824	819	692	454	932
Stock-based compensation	991	387	295	273	1,018
Total general and administrative expenses	2,361	1,810	1,653	1,686	2,663
Management fees to affiliate	4,287	4,330	4,164	3,913	3,939
Incentive compensation to affiliate	953	1,470	3,286	—	—
Total operating expenses	$7,601	$7,610	$9,103	$5,599	$6,602

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

Our primary sources of liquidity and capital sources have been derived from net proceeds from equity issuances, net advances from our repurchase facilities, net proceeds from collateralized loan obligations, net proceeds from issuance of convertible notes and cash flows from operations. We may seek additional sources of liquidity from repurchase facilities, collateralized loan obligations, syndicated financing, other borrowings (including borrowings not related to a specific investment) and future offerings of equity and debt securities. In addition, we may apply our existing cash and cash equivalents and cash flows from operations to any liquidity needs. As of March 31, 2019, our cash and cash equivalents were $228.4 million.

To facilitate future offerings of equity, debt and other securities, we have in place an effective shelf registration statement (the “Shelf”) with the Securities and Exchange Commission (the “SEC”). The amount of securities that may be issued pursuant to this Shelf is not to exceed $750.0 million. The securities covered by this Shelf include: (i) common stock, (ii) preferred stock, (iii) depository shares, (iv) debt securities, (v) warrants, (vi) subscription rights, (vii) and purchase contracts, and (viii) units. The specifics of any future offerings, along with the use of proceeds of any securities offered, will be described in detail in a prospectus supplement, or other offering material, at the time of any offering. In February 2019, in connection with the Shelf, we entered into an equity distribution agreement with certain sales agents, pursuant to which we may sell, from time to time, up to an aggregate sales price of $100.0 million of our common stock, pursuant to a continuous offering program (the “ATM”). Sales of our common stock made pursuant to the ATM may be made in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933, as amended. We did not sell any shares of our common stock under the ATM during the three months ended March 31, 2019.

See Notes 4, 5, 6, 7 and 9 to our condensed consolidated financial statements for additional details regarding our secured financing agreements, collateralized loan obligations, convertible notes, loan participation sold and stock activity.

Debt-to-Equity Ratio and Total Leverage Ratio

The following table presents our debt-to-equity ratio and total leverage ratio:

	March 31, 2019	December 31, 2018
Debt-to-equity ratio(A)	1.0x	1.1x
Total leverage ratio(B)	2.3x	2.6x

(A)	Represents (i) total outstanding debt agreements (excluding non-recourse term loan facility) and convertible notes, less cash to (ii) total stockholders’ equity, in each case, at period end.

(B)
Represents (i) total outstanding debt agreements, convertible notes, loan participations sold, non-consolidated senior interests and collateralized loan obligation, less cash to (ii) total stockholders’ equity, in each case, at period end.

Sources of Liquidity

Our primary sources of liquidity include cash and cash equivalents and available borrowings under our secured financing agreements. Amounts available under these sources as of the date presented are summarized in the following table (dollars in thousands):

	March 31, 2019	December 31, 2018
Cash and cash equivalents(A)	$228,440	$86,531
Available borrowings under master repurchase agreements	39,707	58,751
Available borrowings under asset specific financing	10,328	5,423
Available borrowings under revolving credit agreements	—	100,000
Available borrowings under term loan financing facility	9,680	33,637
	$288,155	$284,342

(A)	Includes $42.0 million held in CLO as of March 31, 2019.

In addition to our primary sources of liquidity, we have access to further liquidity through public offerings of debt and equity securities. Our existing loan portfolio also provides us with liquidity as loans are repaid or sold, in whole or in part, and the proceeds from repayment become available for us to invest.

Cash Flows

The following table sets forth changes in cash and cash equivalents for the three months ended March 31, 2019 and 2018 (dollars in thousands):

	For the Three Months Ended March 31,
	2019	2018
Cash Flows From Operating Activities	$25,611	$18,071
Cash Flows From Investing Activities	236,506	(382,251)
Cash Flows From Financing Activities	(120,208)	283,784
Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	$141,909	$(80,396)

Cash Flows from Operating Activities

Our cash flows from operating activities were primarily driven by our net interest income, which is driven by the income generated by our investments less financing costs. The following table sets forth interest received by, and paid for, our investments for the three months ended March 31, 2019 and 2018 (dollars in thousands):

	For the Three Months Ended March 31,
	2019	2018
Interest Received:
Senior and mezzanine loans	$59,690	$29,123
CMBS B-Pieces	485	3,088
	60,175	32,211
Interest Paid:
Borrowings secured by senior loans	30,834	8,823
Net interest collections	$29,341	$23,388

Our net interest collections were partially offset by cash used to pay management and incentive fees, as follows (dollars in thousands):

	For the Three Months Ended March 31,
	2019	2018
Management Fees to affiliate	$4,331	$3,944
Incentive Fees to affiliate	953	—
Net decrease in cash and cash equivalents	$5,284	$3,944

Cash Flows from Investing Activities

Our cash flows from investing activities were primarily driven by cash inflows from principal repayments on our loan investments, partially offset by outflows to fund new loan originations and our commitments under existing loan investments. During the three months ended March 31, 2019, we received $561.8 million from the repayments of commercial mortgage loans and funded $323.5 million of senior loans. We also made a net investment in CMBS, held through an equity method investee, of $1.8 million. During the three months ended March 31, 2018, we funded or purchased $418.3 million of senior and mezzanine loans and received $39.6 million of principal repayments on certain loans. We also made a net investment in CMBS, held through an equity method investee, of $3.5 million.

Cash Flows from Financing Activities

Our cash flows from financing activities were primarily driven by cash outflows from repayments of $424.7 million on borrowings under our financing agreements and the payment of $25.2 million in dividends during the three months ended

March 31, 2019. These outflows were partially offset by proceeds from borrowings under our financing arrangements of $335.7 million during the three months ended March 31, 2019. During the three months ended March 31, 2018, our cash flows from financing activities were primarily driven by proceeds from borrowings under our repurchase agreements of $317.8 million, which were partially offset by the payment of $19.9 million in dividends.

Contractual Obligations and Commitments

The following table presents our contractual obligations and commitments (including interest payments) as of March 31, 2019 (dollars in thousands):

	Total	Less than 1 year	1 to 3 years	3 to 5 years	Thereafter
Recourse Obligations:
Master Repurchase Facilities(A)
Wells Fargo	$440,684	$16,840	$423,844	$—	$—
Goldman Sachs	317,229	12,541	304,688	—	—
Morgan Stanley	303,352	12,302	291,050	—	—
Asset Specific Financing
BMO Facility	135,039	5,022	130,017	—	—
Total secured financing agreements	1,196,304	46,705	1,149,599	—	—
Convertible Notes	178,921	8,805	17,561	152,555	—
Future funding obligations(B)	357,126	185,706	171,420	—	—
RECOP commitment(C)	8,619	8,619	—	—	—
Revolver(D)	146,280	146,280	—	—	—
Total recourse obligations	1,887,250	396,115	1,338,580	152,555	—
Non-Recourse Obligations:
Collateralized Loan Obligations	965,383	31,145	62,119	872,119	—
Term Loan Financing	813,112	26,626	53,106	733,380	—
CMBS(E)	1,349,356	72,710	155,675	122,367	998,604
Total	$5,015,101	$526,596	$1,609,480	$1,880,421	$998,604

(A)
The allocation of repurchase facilities is based on the current maturity date of each individual borrowing under the facilities. The amounts include the related future interest payment obligations, which are estimated by assuming the amounts outstanding under our repurchase facilities and the interest rates in effect as of March 31, 2019 will remain constant into the future. This is only an estimate, as actual amounts borrowed and rates may vary over time. Amounts borrowed are subject to a maximum 25.0% recourse limit.

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

(D)
Any amounts borrowed are full recourse to certain subsidiaries of KREF. Includes principal and assumes interest outstanding over a one year period. Amounts are estimated based on the amount outstanding under the Revolver and the interest rate in effect as of March 31, 2019. This is only an estimate as actual amounts borrowed, the timing of repayments and interest rates may vary over time. The Revolver expires in December 2023.

(E)	Amounts relate to VIE liabilities that represent securities not beneficially owned by our stockholders.

We are required to pay our Manager a base management fee, an incentive fee and reimbursements for certain expenses pursuant to our management agreement. The table above does not include the amounts payable to our Manager under our management agreement as they are not fixed and determinable. See Note 12 to our condensed consolidated financial statements included in this Form 10-Q for additional terms and details of the fees payable under our management agreement.

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

Subsequent Events

Our subsequent events are detailed in Note 15 to our condensed consolidated financial statements

Off-Balance Sheet Arrangements

As described in Note 8 to our condensed consolidated financial statements, we have off-balance sheet arrangements related to VIEs that we account for using the equity method of accounting and in which we hold an economic interest or have a capital commitment. Our maximum risk of loss associated with our interests in these VIEs is limited to the carrying value of our investment in the entity and any unfunded capital commitments. As of March 31, 2019, we held $32.7 million of interests in such entities, which does not include a remaining commitment of $8.6 million to RECOP that we are required to fund when called.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these condensed consolidated financial statements requires our Manager to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Actual results could differ from these estimates. There have been no material changes to our Critical Accounting Policies described in our annual report on Form 10-K.

Refer to Note 2 to our condensed consolidated financial statements for the description of our significant accounting policies.

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

As of March 31, 2019, a 100 basis point increase in credit yields would decrease our net book value by approximately $0.4 million, and a 100 basis point decrease in credit yields would increase our net book value by approximately $0.4 million, based on the investments we held on that date.

Interest Rate Risk

Generally, the composition of our investments is such that rising interest rates will increase our net income, while declining interest rates will decrease net income. As of March 31, 2019, 98.7% of our investments by total assets earned a floating rate of interest. The remaining 1.3% of our investments earned a fixed rate of interest. If interest rates were to decline, the value of these fixed-rate investments may increase and if interest rates were to increase, the value of these fixed-rate investments may fall; however, the interest income generated by these investments would not be affected by market interest rates. The interest rates we pay under our current repurchase agreements are floating rate. Accordingly, our interest expense will generally increase as interest rates increase and decrease as interest rates decrease.

As of March 31, 2019, a 50 basis point increase in short-term interest rates, based on a shift in the yield curve, would increase our cash flows by approximately $3.9 million during the 2019 fiscal year, whereas a 50 basis point decrease in short-term interest rates would decrease our cash flows by approximately $3.9 million during the 2019 fiscal year, based on the net floating-rate exposure of the investments we held on that date.

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

Financing Risk

We finance our target assets using our repurchase facilities, our Term Loan Financing, Asset Based Financing, collateralized loan obligations and through syndicating senior participations in our originated senior loans. Over time, as market conditions change, we may use other forms of leverage in addition to these methods of financing. Weakness or volatility in the financial markets, the commercial real estate and mortgage markets or the economy generally could adversely affect one or more of our lenders or potential lenders and could cause one or more of our lenders or potential lenders to be unwilling or unable to provide us with financing, or to decrease the amount of our available financing through a market to market, or to increase the costs of that financing.

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
Our management, with the participation of our Co-Chief Executive Officers and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2019. Based upon that evaluation, our Co-Chief Executive Officers and Chief Financial Officer concluded that, as of March 31, 2019, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) of the Exchange Act) occurred during the quarter ended March 31, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The section entitled “Litigation ” appearing in Note 11 of our condensed consolidated financial statements included in this Form 10-Q is incorporated herein by reference.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities
In May 2018, our board of directors approved a share repurchase program, effective June 12, 2018. The share repurchase program permits us to repurchase up to $100.0 million of our common stock during the period from June 13, 2018 through June 30, 2019. Of this total authorized amount, $50.0 million is covered by a pre-set trading plan meeting the requirements of Rule 10b5-1 under the Exchange Act and currently provides for repurchases of our common stock when the market price per share of our common stock is below the lesser of (i) book value per share (calculated in accordance with GAAP as of the end of the most recent quarterly period for which financial statements are available) and (ii) $19.25 per share, and the remaining $50.0 million may be used for repurchases in the open market, or pursuant to pre-set trading plans meeting the requirements of Rule 10b5-1 under the Exchange Act, or in privately negotiated transactions, or otherwise. As of March 31, 2019, $27.5 million remained available for repurchases under our existing 10b5-1 plan.

The following table sets forth information regarding purchases of shares of our common stock by us or on our behalf during the three months ended March 31, 2019:

Period Beginning	Period Ending	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Amounts paid for shares purchased as part of publicly announced program	Approximate dollar value of shares that may yet be purchased under the program
January 1, 2019	January 31, 2019	212,809	$19.25	1,862,689	$4,097,000	$77,506,000
February 1, 2019	February 28, 2019	—	—	1,862,689	—	77,506,000
March 1, 2019	March 31, 2019	—	—	1,862,689	—	77,506,000
Total/Average		212,809	$19.25		$4,097,000

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description

10.1	First Amendment to Master Repurchase Agreement, dated December 31, 2018, between Morgan Stanley Bank, N.A. and KREF Lending IV LLC.

10.2	Second Amendment to Master Repurchase Agreement, dated March 14, 2019, between Morgan Stanley Bank, N.A. and KREF Lending IV LLC and KKR Real Estate Finance Holdings L.P.

10.3	First Amendment to Amended and Restated Master Repurchase Agreement, dated July 31, 2018, between KREF Lending III LLC, KREF Lending III TRS LLC and Goldman Sachs Bank USA.

10.4	Second Amendment to Amended and Restated Master Repurchase Agreement, dated October 31, 2018, between KREF Lending III LLC, KREF Lending III TRS LLC and Goldman Sachs Bank USA.

10.5	Amendment No. 2 to Amended and Restated Master Repurchase and Securities Contract, dated as of November 28, 2018, between KREF Lending I LLC and Wells Fargo Bank, National Association.

10.6	Letter Agreement, dated March 27, 2019, amending the Amended and Restated Master Repurchase and Securities Contract between KREF Lending I LLC and Wells Fargo Bank, National Association.

31.1	Certificate of Christen E.J. Lee, Co-President and Co-Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Matthew A. Salem, Co-President and Co-Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certificate of Mostafa Nagaty, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

KKR REAL ESTATE FINANCE TRUST INC.

Date:	May 1, 2019	By:	/s/ Christen E.J. Lee
Name: Christen E.J. Lee
Title: Co-Chief Executive Officer and Co-President
(Co-Principal Executive Officer)

Date:	May 1, 2019	By:	/s/ Matthew A. Salem
Name: Matthew A. Salem
Title: Co-Chief Executive Officer and Co-President
(Co-Principal Executive Officer)

Date:	May 1, 2019	By:	/s/ Mostafa Nagaty
Name: Mostafa Nagaty
Title: Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)