Form 10-Q
period 2019-06-30
KKR Real Estate Finance Trust Inc.
filed 2019-08-01
CIK 1631596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________________ to ________________

Commission File Number: 001-38082

KKR Real Estate Finance Trust Inc.
(Exact name of registrant as specified in its charter)
Maryland	47-2009094
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9 West 57th Street,	Suite 4200	New York,	NY	10019
(Address of principal executive offices)				(Zip Code)

(212) 750-8300

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.01 per share	KREF	New York Stock Exchange

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

The number of shares of the registrant's common stock, par value $0.01 per share, outstanding as of August 1, 2019 was 57,413,069.

KKR REAL ESTATE FINANCE TRUST INC.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2019

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

•
our qualification as a real estate investment trust ("REIT") for U.S. federal income tax purposes and our exclusion from registration under the Investment Company Act of 1940, as amended (the "Investment Company Act"); and

•
authoritative accounting principles generally accepted in the United States of America ("GAAP") or policy changes from such standard-setting bodies such as the Financial Accounting Standards Board (the "FASB"), the Securities and Exchange Commission (the "SEC"), the Internal Revenue Service, the New York Stock Exchange and other authorities that we are subject to, as well as their counterparts in any foreign jurisdictions where we might do business.

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

PART I — FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

KKR Real Estate Finance Trust Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)
(Amounts in thousands, except share and per share data)

	June 30, 2019	December 31, 2018(A)
Assets
Cash and cash equivalents(B)	$182,732	$86,531
Commercial mortgage loans, held-for-investment, net	4,800,213	4,001,820
Equity method investments, at fair value	37,070	30,734
Accrued interest receivable	16,305	16,178
Other assets	14,006	3,596
Commercial mortgage loans held in variable interest entities, at fair value	1,134,579	1,092,986
Total Assets	$6,184,905	$5,231,845

Liabilities and Equity
Liabilities
Secured financing agreements, net	$2,892,199	$1,951,049
Collateralized loan obligation, net	801,860	800,346
Convertible notes, net	138,376	137,688
Loan participations sold, net	65,000	85,465
Accounts payable, accrued expenses and other liabilities	3,797	4,529
Dividends payable	24,915	25,097
Accrued interest payable	5,827	7,516
Due to affiliates	4,718	4,712
Variable interest entity liabilities, at fair value	1,124,178	1,080,255
Total Liabilities	5,060,870	4,096,657

Commitments and Contingencies (Note 11)

Temporary Equity
Redeemable preferred stock	2,031	2,846

Permanent Equity
Preferred stock, 50,000,000 authorized (1 share with par value of $0.01 issued and outstanding as of June 30, 2019 and December 31, 2018)	—	—
Common stock, 300,000,000 authorized (57,413,069 and 57,596,217 shares with par value of $0.01 issued and outstanding as of June 30, 2019 and December 31, 2018, respectively)	574	576
Additional paid-in capital	1,164,976	1,163,845
Accumulated deficit	(7,588)	(225)
Repurchased stock, 1,862,689 and 1,649,880 shares repurchased as of June 30, 2019 and December 31, 2018, respectively	(35,958)	(31,854)
Total KKR Real Estate Finance Trust Inc. stockholders’ equity	1,122,004	1,132,342
Total Permanent Equity	1,122,004	1,132,342
Total Liabilities and Equity	$6,184,905	$5,231,845

(A)    Derived from the audited consolidated financial statements as of December 31, 2018.
(B)    Includes $42.0 million held in collateralized loan obligation as of June 30, 2019 (See Note 5).

See Notes to Condensed Consolidated Financial Statements.

KKR Real Estate Finance Trust Inc. and Subsidiaries

Condensed Consolidated Statements of Income (Unaudited)
(Amounts in thousands, except share and per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Net Interest Income
Interest income	$62,944	$40,363	$127,695	$72,057
Interest expense	37,089	18,798	71,931	29,488
Total net interest income	25,855	21,565	55,764	42,569
Other Income
Realized gain on sale of investments	—	13,000	—	13,000
Change in net assets related to CMBS consolidated variable interest entities	(1,551)	(6,408)	(1,209)	2,081
Income from equity method investments	868	789	1,993	1,337
Other income	671	602	1,153	763
Total other income (loss)	(12)	7,983	1,937	17,181

Operating Expenses
General and administrative	2,781	1,686	5,142	4,349
Management fees to affiliate	4,288	3,913	8,575	7,852
Incentive compensation to affiliate	1,145	—	2,098	—
Total operating expenses	8,214	5,599	15,815	12,201

Income (Loss) Before Income Taxes, Noncontrolling Interests and Preferred Dividends	17,629	23,949	41,886	47,549
Income tax expense (benefit)	280	(33)	289	142
Net Income (Loss)	17,349	23,982	41,597	47,407
Redeemable Noncontrolling Interests in Income (Loss) of Consolidated Joint Venture	—	29	—	63
Net Income (Loss) Attributable to KKR Real Estate Finance Trust Inc. and Subsidiaries	17,349	23,953	41,597	47,344
Preferred Stock Dividends and Redemption Value Adjustment	(32)	470	(489)	581
Net Income (Loss) Attributable to Common Stockholders	$17,381	$23,483	$42,086	$46,763

Net Income (Loss) Per Share of Common Stock
Basic	$0.30	$0.44	$0.73	$0.88
Diluted	$0.30	$0.44	$0.73	$0.88
Weighted Average Number of Shares of Common Stock Outstanding
Basic	57,412,522	53,064,585	57,400,023	53,200,495
Diluted	57,507,219	53,069,866	57,492,296	53,223,413

Dividends Declared per Share of Common Stock	$0.43	$0.43	$0.86	$0.83

See Notes to Condensed Consolidated Financial Statements.

KKR Real Estate Finance Trust Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Equity (Unaudited)
(Amounts in thousands, except share data)

	Permanent Equity								Temporary Equity
	KKR Real Estate Finance Trust Inc.
	Preferred Stock		Common Stock
	Shares	Stated Value	Shares	Par Value	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Repurchased Stock	Total KKR Real Estate Finance Trust Inc. Stockholders' Equity	Redeemable Noncontrolling Interests in Equity of Consolidated Joint Venture	Redeemable Preferred Stock
Balance at December 31, 2018	1	$—	57,596,217	$576	$1,163,845	$(225)	$(31,854)	$1,132,342	$—	$2,846
Repurchase of common stock	—	—	(212,809)	(2)	—	—	(4,104)	(4,106)	—	—
Offering costs	—	—	—	—	(518)	—	—	(518)	—	—
Preferred dividends declared, per share	—	—	—	—	—	—	—	—	—	(161)
Common dividends declared, $0.43 per share	—	—	—	—	—	(24,761)	—	(24,761)	—	—
Adjustment of redeemable preferred stock to redemption value	—	—	—	—	—	618	—	618	—	(618)
Stock-based compensation	—	—	—	—	991	—	—	991	—	—
Net income (loss)	—	—	—	—	—	24,087	—	24,087	—	161
Balance at March 31, 2019	1	$—	57,383,408	$574	$1,164,318	$(281)	$(35,958)	$1,128,653	$—	$2,228
Preferred dividends declared, per share	—	—	—	—	—	—	—	—	—	(165)
Common dividends declared, $0.43 per share	—	—	—	—	—	(24,688)	—	(24,688)	—	—
Adjustment of redeemable preferred stock to redemption value	—	—	—	—	—	197	—	197	—	(197)
Stock-based compensation	—	—	29,661	*	658	—	—	658	—	—
Net income (loss)	—	—	—	—	—	17,184	—	17,184	—	165
Balance at June 30, 2019	1	$—	57,413,069	$574	$1,164,976	$(7,588)	$(35,958)	$1,122,004	$—	$2,031

* Rounds to zero.

KKR Real Estate Finance Trust Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Equity (Unaudited)
(Amounts in thousands, except share data)

	Permanent Equity								Temporary Equity
	KKR Real Estate Finance Trust Inc.
	Preferred Stock		Common Stock
	Shares	Stated Value	Shares	Par Value	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Repurchased Stock	Total KKR Real Estate Finance Trust Inc. Stockholders' Equity	Redeemable Noncontrolling Interests in Equity of Consolidated Joint Venture	Redeemable Preferred Stock
Balance at December 31, 2017	1	$—	53,685,440	$537	$1,052,851	$6,280	$(523)	$1,059,145	$3,090	$949
Repurchase of common stock	—	—	(609,865)	(6)	—	—	(11,912)	(11,918)	—	—
Preferred dividends declared, per share	—	—	—	—	—	—	—	—	—	(111)
Common dividends declared, $0.40 per share	—	—	—	—	—	(21,230)	—	(21,230)	—	—
Capital distributions	—	—	—	—	—	—	—	—	(1,795)	—
Stock-based compensation	—	—	—	—	1,018	—	—	1,018	—	—
Net income (loss)	—	—	—	—	—	23,280	—	23,280	34	111
Balance at March 31, 2018	1	$—	53,075,575	$531	$1,053,869	$8,330	$(12,435)	$1,050,295	$1,329	$949
Repurchase of common stock	—	—	(77,944)	(1)	—	—	(1,536)	(1,537)	—	—
Equity component of convertible notes	—	—	—	—	1,800	—	—	1,800	—	—
Preferred dividends declared, per share	—	—	—	—	—	—	—	—	—	(133)
Common dividends declared, $0.43 per share	—	—	—	—	—	(22,804)	—	(22,804)	—	—
Adjustment of redeemable preferred stock to redemption value	—	—	—	—	—	(337)	—	(337)	—	337
Capital distributions and redemptions	—	—	—	—	—	—	—	—	(1,358)	—
Stock-based compensation	—	—	34,259	*	(127)	—	—	(127)	—	—
Net income (loss)	—	—	—	—	—	23,820	—	23,820	29	133
Balance at June 30, 2018	1	$—	53,031,890	$530	$1,055,542	$9,009	$(13,971)	$1,051,110	$—	$1,286

* Rounds to zero.

See Notes to Condensed Consolidated Financial Statements.

KKR Real Estate Finance Trust Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)
(Amounts in thousands)

	For the Six Months Ended June 30,
	2019	2018
Cash Flows From Operating Activities
Net income (loss)	$41,597	$47,407
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of deferred debt issuance costs and discounts	8,496	2,442
Accretion of net deferred loan fees and discounts	(10,545)	(3,177)
Change in non-cash net assets of consolidated variable interest entities	2,330	1,939
(Gain) on sale of investment securities	—	(13,000)
(Income) from equity method investments	(587)	(1,337)
Stock-based compensation expense	2,034	895
Changes in operating assets and liabilities:
Accrued interest receivable, net	(127)	(2,155)
Other assets	(1,135)	(872)
Due to affiliates	6	(393)
Accounts payable, accrued expenses and other liabilities	(199)	24
Accrued interest payable	(1,689)	2,293
Net cash provided by (used in) operating activities	40,181	34,066

Cash Flows From Investing Activities
Proceeds from sales of commercial mortgage-backed securities	—	112,747
Proceeds from sale/syndication and principal repayments of commercial mortgage loans, held-for-investment	968,118	54,060
Origination of commercial mortgage loans, held-for-investment	(1,784,773)	(1,002,490)
Investment in commercial mortgage-backed securities, equity method investee	(6,245)	(8,000)
Proceeds from commercial mortgage-backed securities, equity method investee	—	761
Net cash provided by (used in) investing activities	(822,900)	(842,922)

Cash Flows From Financing Activities
Proceeds from borrowings under secured financing agreements	2,299,598	807,939
Net proceeds from issuance of convertible notes	—	139,438
Payments of common stock dividends	(49,574)	(41,094)
Payments of preferred stock dividends	(384)	(140)
Principal repayments on borrowings under secured financing agreements	(1,359,260)	(137,370)
Payments of debt and collateralized debt obligation issuance costs	(6,168)	(6,066)
Payments of stock issuance costs	(801)	—
Payments of redeemable noncontrolling interest distributions and redemptions	—	(3,153)
Payments to reacquire common stock	(4,106)	(13,456)
Tax withholding on stock-based compensation	(385)	—
Net cash provided by (used in) financing activities	878,920	746,098

Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	96,201	(62,758)
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	86,531	103,520
Cash, Cash Equivalents, and Restricted Cash at End of Period	$182,732	$40,762

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$67,459	$23,000
Cash paid during the period for income taxes	336	674

Supplemental Schedule of Non-Cash Investing and Financing Activities
Loan Principal Payments Held by Servicer	$7,927	$—
Dividend declared, not yet paid	24,915	23,025
Loan Participations Sold, Net (Note 7)	65,798	—
Funding of commercial loans, held for investment	(65,798)	—
Loan Participations Sold, Net (Note 7)	(86,678)	—
Repayment of commercial loans, held for investment	86,678	—

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

As of June 30, 2019, KKR beneficially owned 22,008,616 shares of KREF's common stock, of which 2,008,616 shares were held by KKR on behalf of a third-party investor.

As of June 30, 2019, KREF's principal business activities related to the origination and purchase of credit investments related to commercial real estate. Management assesses performance of KREF's current portfolio of leveraged and unleveraged commercial mortgage loans and commercial mortgage-backed securities ("CMBS") as a whole and makes operating decisions accordingly. As a result, management presents KREF's operations within a single reporting segment.

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

Collateralized Loan Obligation — KREF consolidates a collateralized loan obligation that closed in November 2018 (“KREF 2018-FL1” or “CLO”) (Note 5). Management determined that KREF 2018-FL1 Ltd. and KREF 2018-FL1 LLC (the "CLO Issuers"), wholly-owned subsidiaries of KREF, were VIEs and that KREF was the primary beneficiary. KREF is the primary beneficiary of the VIEs since it has the ability to control the most significant activities of the CLO Issuers through ownership of non-investment grade rated subordinated controlling tranches, has the obligation to absorb losses, and the right to receive benefits, that could potentially be significant to these entities. As a result, KREF consolidates the CLO Issuers.

The collateral assets of the CLO, comprised of a pool of loan participations (Note 5) are included in “Commercial mortgage loans, held-for-investment, net” on the accompanying Condensed Consolidated Balance Sheets. The liabilities of KREF's consolidated CLO Issuers consist solely of obligations to the senior CLO noteholders, excluding subordinated CLO tranches held by KREF as such interests are eliminated in consolidation, are presented in “Collateralized loan obligation, net” in the accompanying Condensed Consolidated Balance Sheets. The collateral assets of the CLO can only be used to settle the obligations of the consolidated CLO. The interest income from the CLO collateral assets and the interest expense on the CLO liabilities are presented on a gross basis in “Interest income” and “Interest expense”, respectively, in KREF's Condensed Consolidated Statements of Income.

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

For the trust that KREF consolidates, KREF holds an unrated tranche that represents the most subordinated tranche of the CMBS issued by that trust, which include the controlling class. As the holder of the most subordinate tranche, KREF is in a first loss position and has the right to receive benefits. As the holder of the controlling class, KREF has the ability to unilaterally appoint and remove the special servicer for the trust. In these cases, management considers KREF to be the primary beneficiary and consolidates the CMBS trust.

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

REO assets generally represent a small percentage of the overall asset pool of a CMBS trust. No REO existed in KREF's consolidated VIE assets as of June 30, 2019. KREF derives the fair value of its Level 3 CMBS VIE assets from its Level 3 CMBS VIE liabilities, which management considers to possess more observable market value data than the CMBS VIE assets. See "— Fair Value — Valuation of CMBS Consolidated VIEs" for additional discussion regarding management's valuation of consolidated CMBS VIEs.

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

Temporary Equity — KREF determined that the Special Non-Voting Preferred Stock (“SNVPS”) became redeemable in the second quarter of 2018. As a result, starting with the second quarter of 2018, KREF adjusts the carrying value of the SNVPS to its redemption value quarterly. Accordingly, KREF adjusted the carrying value of the SNVPS to its redemption value of $2.0 million as of June 30, 2019 and recorded a ($0.2) million and ($0.8) million non-cash redemption value adjustment to the SNVPS (“SNVPS Redemption Value Adjustment”) during the three and six months ended June 30, 2019, respectively. Such adjustment is treated similar to a dividend on preferred stock for GAAP purposes, accordingly, the SNVPS Redemption Value Adjustment is therefore deducted from (or added back to) “Net Income (loss) Attributable to KKR Real Estate Finance Trust Inc. and Subsidiaries” to arrive at “Net Income (Loss) Attributable to Common Stockholders” on KREF's Condensed Consolidated Statements of Income.

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
Valuation Process — The Manager reviews the valuation of Level 3 financial instruments as part of KKR's quarterly process. As of June 30, 2019, KKR’s valuation process for Level 3 measurements, as described below, subjected valuations to the review and oversight of various committees. KKR has a global valuation committee assisted by the asset class-specific valuation committees, including a real estate valuation committee that reviews and approves all preliminary Level 3 valuations for real estate assets, including the financial instruments held by KREF. The global valuation committee is responsible for coordinating and implementing KKR’s valuation process to ensure consistency in the application of valuation principles across portfolio investments and between periods. All Level 3 valuations are also subject to approval by the global valuation committee.

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

KREF must also maintain sufficient cash and cash equivalents to satisfy liquidity covenants related to its secured financing agreements. However, such amounts are not restricted from use in KREF's current operations, and KREF does not present these cash and cash equivalents as restricted. As of June 30, 2019 and December 31, 2018, KREF was required to maintain unrestricted cash and cash equivalents of at least $26.1 million and $15.2 million, respectively, to satisfy its liquidity covenants (Note 4).

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

Secured Financing Agreements — KREF's secured financing agreements, including uncommitted repurchase facilities, Term Lending Agreement, Asset Specific Financings and Term Loan Financings, are treated as floating-rate collateralized financing arrangements carried at their contractual amounts, net of unamortized debt issuance costs (Note 4). Included within KREF's secured financing agreements is KREF's corporate revolving credit facility ("Revolver"), which is full recourse to certain guarantor wholly-owned subsidiaries of KREF.

Convertible Notes, Net — KREF accounts for its convertible debt with a cash conversion feature in accordance with ASC 470-20 “Debt with Conversion and Other Options” which requires the liability and equity components of convertible debt instruments that may be settled in cash upon conversion, including partial cash settlement, to be separately accounted for in a manner that reflects the issuer’s nonconvertible debt borrowing rate. The initial proceeds from the sale of convertible notes are allocated between a liability component and an equity component in a manner that reflects interest expense at the rate of similar nonconvertible debt that could have been issued at such time. The equity component represents the excess initial proceeds received over the fair value of the liability component of the notes as of the date of issuance. KREF measured the estimated fair value of the debt component of the 6.125% convertible senior notes due May 15, 2023 (“Convertible Notes”) as of the issuance date based on KREF’s nonconvertible debt borrowing rate. The equity component of the Convertible Notes is reflected within additional paid-in capital on our Condensed Consolidated Balance Sheets, and the resulting debt discount is amortized over the period during which such Convertible Notes are expected to be outstanding (through the maturity date) as additional non-cash interest expense using the interest method, or on a straight line basis when it approximates the interest method. The additional non-cash interest expense attributable to such convertible notes will increase in subsequent periods through the maturity date as the notes accrete to their par value over the same period (Note 6).

Loan Participations Sold, Net — In connection with its investments in commercial real estate loans, KREF finances certain investments through the syndication of non-recourse, or limited-recourse, loan participation to unaffiliated third parties. KREF’s presentation of the senior loan and related financing involved in the syndication depends upon whether GAAP recognized the transaction as a sale, though such differences in presentation do not generally impact KREF’s net stockholders’ equity or net income aside from timing differences in the recognition of certain transaction costs.

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollars in tables in thousands, except per share amounts)

To the extent that GAAP recognizes a sale resulting from the syndication, KREF derecognizes the participation in the senior/whole loan that KREF sold and continues to carry the retained portion of the loan as an investment. While KREF does not generally expect to recognize a material gain or loss on these sales, KREF would realize a gain or loss in an amount equal to the difference between the net proceeds received from the third party purchaser and its carrying value of the loan participation that KREF sold at time of sale. Furthermore, KREF recognizes interest income only on the portion of the loan that it retains as a result of the sale.
To the extent that GAAP does not recognize a sale resulting from the syndication, KREF does not derecognize the participation in the senior/whole loan that it sold. Instead, KREF recognizes a loan participation sold liability in an amount equal to the principal of the loan participation syndicated less any unamortized discounts or financing costs resulting from the syndication. KREF continues to recognize interest income on the entire senior loan, including the interest attributable to the loan participation sold, as well as interest expense on the loan participation sold liability (Note 7).
Other Assets and Accounts Payable, Accrued Expenses and Other Liabilities — As of June 30, 2019, other assets primarily included a $7.9 million loan principal payment receivable from a third-party servicer and $2.7 million of deferred financing costs related to KREF's corporate revolving credit facility (Note 4). As of December 31, 2018, other assets included $1.4 million of deferred financing costs related to KREF's revolving credit facility and $1.3 million of collateralized loan obligations interest receivable on collateral assets held by a third-party servicer. As of June 30, 2019, accounts payable, accrued expenses and other liabilities mainly consisted of $3.3 million of accrued expenses and $0.5 million of good faith deposits. As of December 31, 2018, accounts payable, accrued expenses and other liabilities included $2.0 million of accrued share buybacks and $1.0 million of accrued deferred financing costs and offering costs.

Special Non-Voting Preferred Stock — Equity instruments that are redeemable for cash or other assets are classified as temporary equity if the instrument is redeemable, at the option of the holder, at a fixed or determinable price on a fixed or determinable date or upon the occurrence of an event that is not solely within the control of the issuer. Redeemable equity instruments are initially carried at the fair value of the equity instrument at the issuance date, which is subsequently adjusted at each balance sheet date if the instrument is currently redeemable or probable of becoming redeemable. KREF accounted for the SNVPS as redeemable preferred stock since a third party holds a redemption option, exercisable after May 5, 2018, and such redemption is not solely within KREF's control. The SNVPS became redeemable in the second quarter of 2018. As a result, starting with the second quarter of 2018, KREF adjusts the carrying value of the SNVPS to its redemption value quarterly. Accordingly, KREF adjusted the carrying value of the SNVPS to its redemption value of $2.0 million as of June 30, 2019 and recorded a ($0.2) million and ($0.8) million non-cash SNVPS Redemption Value Adjustment during the three and six months ended June 30, 2019, respectively.

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

Management considers loans to be past due when a monthly payment is due and unpaid for 60 days or more. Loans are placed on nonaccrual status and considered non-performing when full payment of principal and interest is in doubt, which generally occurs when principal or interest is 120 days or more past due unless the loan is both well secured and in the process of collection. Management may return a loan to accrual status when repayment of principal and interest is reasonably assured under the terms of the restructured loan. As of June 30, 2019, KREF did not hold any loans that management placed on nonaccrual status or otherwise considered past due.

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

As of June 30, 2019 and December 31, 2018, KREF did not have any material deferred tax assets or liabilities arising from future tax consequences attributable to differences between the carrying amounts of existing assets and liabilities in accordance with GAAP and their respective tax bases.

KREF recognizes tax benefits for uncertain tax positions only if it is more likely than not that the position is sustainable based on its technical merits. Interest and penalties on uncertain tax positions are included as a component of the provision for income taxes in KREF's Condensed Consolidated Statements of Income. As of June 30, 2019, KREF did not have any material uncertain tax positions.

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

Diluted EPS, or Net Income (Loss) Per Share of Common Stock, Diluted, is calculated by starting with Basic EPS and adding the weighted average dilutive shares issuable from restricted stock units, computed using the treasury stock method, to the weighted average common shares outstanding in the denominator. Refer to Note 9 for additional discussion of earnings per share.

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

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollars in tables in thousands, except per share amounts)

Note 3. Commercial Mortgage Loans

The following table summarizes KREF's investments in commercial mortgage loans as of June 30, 2019 and December 31, 2018:

				Weighted Average
Loan Type	Outstanding Face Amount	Carrying Value	Loan Count	Floating Rate Loan %(A)	Coupon(A)	Life (Years)(B)
June 30, 2019
Loans held-for-investment
Senior loans(C)	$4,787,004	$4,759,977	34	100.0%	5.6%	3.8
Mezzanine loans	41,200	40,236	2	86.7	9.7	4.3
	$4,828,204	$4,800,213	36	99.9%	5.7%	3.8
December 31, 2018
Loans held-for-investment
Senior loans(C)	$3,970,856	$3,946,086	33	100.0%	6.0%	3.7
Mezzanine loans	55,857	55,734	8	53.0	12.0	4.1
	$4,026,713	$4,001,820	41	99.3%	6.0%	3.7

(A)	Average weighted by outstanding face amount of loan. Weighted average coupon assumes applicable one-month LIBOR rates of 2.40% and 2.50% as of June 30, 2019 and December 31, 2018, respectively.

(B)	The weighted average life of each loan is based on the expected timing of the receipt of contractual cash flows assuming all extension options are exercised by the borrower.

(C)
Senior loans may include accommodation mezzanine loans in connection with the senior mortgage financing. Also, includes loan participations sold with a face amount of $65.0 million and $85.9 million, and a carrying value of $65.0 million and $85.6 million as of June 30, 2019 and December 31, 2018, respectively. Includes CLO loan participations of $958.0 million and $1.0 billion as of June 30, 2019 and December 31, 2018, respectively.

Activity — For the six months ended June 30, 2019, the loan portfolio activity was as follows:

	Held-for-Investment	Held-for-Sale	Total
Balance at December 31, 2018	$4,001,820	$—	$4,001,820
Purchases and originations, net(A)	1,850,571	—	1,850,571
Proceeds from sales and principal repayments(B)	(1,062,723)	—	(1,062,723)
Accretion of loan discount and other amortization, net(C)	10,545	—	10,545
Balance at June 30, 2019	$4,800,213	$—	$4,800,213

(A)	Net of applicable premiums, discounts and deferred loan origination costs. Includes fundings on previously originated loans.

(B)	Includes $142.8 million in net proceeds from non-recourse sale of senior interests and $65.0 million in proceeds from pari passu loan syndication.

(C)	Includes accretion of applicable discounts and deferred loan origination costs.

As of June 30, 2019 and December 31, 2018, there was $28.0 million and $24.9 million, respectively, of unamortized deferred loan fees and discounts included in commercial mortgage loans, held-for-investment, net on the Condensed Consolidated Balance Sheets. We recognized prepayment fee income and net accelerated fees of $0.0 million and $0.5 million, respectively, during the three months ended June 30, 2019; and $0.2 million and $2.8 million, respectively, during the six months ended June 30, 2019.

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

June 30, 2019				December 31, 2018
Risk Rating	Number of Loans	Net Book Value(A)	Total Loan Exposure(A)(B)	Risk Rating	Number of Loans	Net Book Value	Total Loan Exposure(A)(B)
1	3	$271,853	$272,571	1	—	$—	$—
2	3	220,767	221,629	2	8	466,742	468,860
3	30	4,242,593	4,411,804	3	33	3,535,078	3,625,008
4	—	—	—	4	—	—	—
5	—	—	—	5	—	—	—
	36	$4,735,213	$4,906,004		41	$4,001,820	$4,093,868

(A)	Excludes $65.0 million pari passu loan syndication as of June 30, 2019.

(B)
In certain instances, we finance our loans through the non-recourse sale of a senior interest that is not included in our condensed consolidated financial statements. Total loan exposure includes the entire loan we originated and financed, including $142.8 million and $67.2 million of such non-consolidated interests as of June 30, 2019 and December 31, 2018, respectively.

As of June 30, 2019, the average risk rating of KREF's portfolio was 2.8 (Average Risk), weighted by total loan exposure, with 100.0% of commercial mortgage loans held-for-investment, rated 3 (Average Risk) or better by KREF's Manager as compared to 2.9 (Average Risk) as of December 31, 2018.

Concentration of Credit Risk — The following tables present the geographies and property types of collateral underlying KREF's commercial mortgage loans as a percentage of the loans' face amounts:

	June 30, 2019	December 31, 2018		June 30, 2019	December 31, 2018
Geography			Collateral Property Type
New York	30.2%	30.3%	Multifamily	52.5%	41.0%
California	8.2	9.7	Office	34.3	44.6
Pennsylvania	7.5	5.4	Hospitality	4.5	3.7
Florida	7.0	11.3	Condo(Residential)	3.3	4.3
Washington	7.0	8.3	Industrial	2.8	3.3
Massachusetts	6.9	4.9	Retail	2.6	3.1
Virginia	6.8	—	Total	100.0%	100.0%
Illinois	6.8	—
Minnesota	5.1	5.7
New Jersey	3.1	3.7
Georgia	2.9	11.1
Oregon	2.6	3.1
Washington D.C.	2.1	2.4
Colorado	1.7	2.4
Alabama	1.1	—
Texas	1.0	0.1
Tennessee	—	1.3
Other U.S.	—	0.3
Total	100.0%	100.0%

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollars in tables in thousands, except per share amounts)

Note 4. Debt Obligations

The following table summarizes KREF's secured master repurchase agreements and other financing arrangements in place as of June 30, 2019 and December 31, 2018:

	June 30, 2019											December 31, 2018
	Facility							Collateral				Facility
	Month Issued	Outstanding Face Amount	Carrying Value(A)	Maximum Facility Size	Final Stated Maturity	Weighted Average Funding Cost(B)	Weighted Average Life (Years) (B)	Outstanding Face Amount	Amortized Cost Basis	Carrying Value	Weighted Average Life (Years)(C)	Carrying Value(A)
Master Repurchase Agreements(D)
Wells Fargo(E)	Oct 2015	$425,134	$422,138	$1,000,000	Nov 2023	4.5%	1.9	$612,923	$610,144	$610,144	3.4	$508,523
Morgan Stanley(F)	Dec 2016	491,012	489,423	750,000	Dec 2022	4.5	2.2	673,875	670,921	670,921	4.2	300,081
Goldman Sachs(G)	Sep 2016	143,016	142,738	400,000	Oct 2020	4.5	0.6	192,000	191,729	191,729	3.1	340,671
Term Lending Agreement
KREF Lending V(H)	Jun 2019	745,918	743,946	900,000	Jun 2026	4.5	2.5	909,029	899,498	899,498	4.7	—
Asset Specific Financing
BMO Facility(I)	Aug 2018	142,267	140,814	300,000	n.a	4.7	4.2	197,558	195,956	195,956	4.5	58,815
Revolving Credit Agreement
Revolver(J)	Dec 2018	—	—	250,000	Dec 2023	1.1	0	n.a	n.a	n.a	n.a	—
Total / Weighted Average		$1,947,347	$1,939,059	$3,600,000		4.5%	2.3					$1,208,090

(A)	Net of $8.3 million and $9.2 million unamortized debt issuance costs as of June 30, 2019 and December 31, 2018, respectively.

(B)	Average weighted by the outstanding face amount of borrowings.

(C)	Average based on the fully extended loan maturity, weighted by the outstanding face amount of the collateral.

(D)
Borrowings under these repurchase agreements are collateralized by senior loans, held-for-investment, and bear interest equal to the sum of (i) a floating rate index, equal to one-month LIBOR, or an index approximating LIBOR, and (ii) a margin, based on the collateral. As of June 30, 2019 and December 31, 2018, the percentage of the outstanding face amount of the collateral sold and not borrowed under these repurchase agreements, or average "haircut" weighted by outstanding face amount of collateral, was 28.4% and 25.8%, respectively (or 26.1% and 23.4%, respectively, if KREF had borrowed the maximum amount approved by its repurchase agreement counterparties as of such dates).

(E)
In November 2018, KREF and Wells Fargo Bank, National Association (“Wells Fargo”) amended the September 2018 amended and restated master repurchase agreement to extend the facility maturity date. The current stated maturity date is November 2021, which does not reflect two, twelve-month facility term extensions available to KREF, which is contingent upon certain covenants and thresholds. As of June 30, 2019, the collateral-based margin was between 1.40% and 2.15%.

(F)
In November 2017, KREF and Morgan Stanley Bank, N.A. ("Morgan Stanley") amended and restated the master repurchase agreement to extend the facility maturity date and to increase the maximum facility size from $500.0 million to $600.0 million and, subject to customary conditions, permits KREF to request the facility be further increased to $750.0 million. In March 2019, the Morgan Stanley repurchase agreement was amended to extend the current stated maturity of the facility to December 2021, which does not reflect one, twelve-month facility term extension available to KREF, which is contingent upon certain covenants and thresholds. In June 2019, the Morgan Stanley repurchase agreement was amended to increase the facility amount to $750.0 million. As of June 30, 2019, the collateral-based margin was between 1.75% and 2.25%.

(G)
In October 2018, KREF and Goldman Sachs Bank USA (“Goldman Sachs”) amended the July 2018 amended and restated master repurchase agreement to modify certain terms and provisions. The amended and restated facility includes a $400.0 million term facility with a maturity of October 2020. As of June 30, 2019, the collateral-based margin was 2.00%.

(H)
In June 2019, KREF Lending V LLC, a wholly-owned indirect subsidiary of KREF, entered into a Master Repurchase and Securities Contract Agreement (the "Term Lending Agreement") with Morgan Stanley Mortgage Capital Holdings LLC ("Administrative Agent"), as administrative agent on behalf of Morgan Stanley Bank, N.A. ("Initial Buyer"), which provides for current and future financings of up to $900.0 million on a non-mark-to-market basis. Borrowings under the Term Lending Agreement are collateralized by certain loans, held for investment, and bear interest equal to one-month LIBOR, plus a 1.9% margin, inclusive of an ongoing administrative fee. The Term Lending Agreement has an initial maturity of June 2021, subject to five one-year extension options, which may be exercised by KREF upon the satisfaction of certain customary conditions and thresholds.

(I)
In August 2018, KREF entered into a $200.0 million loan financing facility with BMO Harris Bank ("BMO Facility"). The facility provides asset-based financing on a non-mark to market basis with matched-term up to five years with partial recourse to KREF. During May 2019, KREF increased the borrowing capacity to $300.0 million. As of June 30, 2019, the collateral-based margin was between 1.50% and 1.70%.

(J)
In December 2018, KREF entered into a $100.0 million corporate revolving credit facility (“Revolver”) administered by Morgan Stanley Senior Funding, Inc. In March 2019, KREF added new lenders under the Revolver increasing the borrowing capacity to $140.0 million. Additional lenders were added in April and May 2019, further increasing the borrowing capacity under the Revolver to $250.0 million. The current stated maturity of the facility is December 2023. Borrowings under the facility bear interest at a per annum rate equal to the sum of (i) a floating rate index and (ii) a fixed margin. Borrowings under this facility are full recourse to certain guarantor wholly-owned subsidiaries of KREF. As of June 30, 2019, the carrying value excluded $2.7 million unamortized debt issuance costs presented as " — Other assets" in KREF's Condensed Consolidated Balance Sheets.

The preceding table excludes loan participations sold (Note 7).

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollars in tables in thousands, except per share amounts)

As of June 30, 2019 and December 31, 2018, KREF had outstanding repurchase agreements and a Term Lending Agreement where the amount at risk with any individual counterparty, or group of related counterparties, exceeded 10.0% of KREF’s stockholders' equity. The amount at risk under these agreements is the net counterparty exposure, defined as the excess of the carrying amount (or market value, if higher than the carrying amount, for repurchase agreements) of the assets sold under agreement to repurchase, including accrued interest plus any cash or other assets on deposit to secure the repurchase obligation, over the amount of the repurchase liability, adjusted for accrued interest. The following table summarizes certain characteristics of KREF's repurchase agreements where the amount at risk with any individual counterparty, or group of related counterparties, exceeded 10.0% of KREF’s stockholders' equity as of June 30, 2019 and December 31, 2018:

	Outstanding Face Amount	Net Counterparty Exposure	Percent of Stockholders' Equity	Weighted Average Life (Years)(A)
June 30, 2019
Wells Fargo	$425,134	$187,629	16.7%	1.9
Morgan Stanley	491,012	181,421	16.2	2.2
Term Lending Agreement(B)	745,918	153,626	13.7	2.5
Total / Weighted Average	$1,662,064	$522,676	46.6%	2.2
December 31, 2018
Wells Fargo	$512,298	$223,780	19.8%	1.5
Morgan Stanley	302,595	145,066	12.8	1.2
Goldman Sachs	342,368	122,461	10.8	1.4
Total / Weighted Average	$1,157,261	$491,307	43.7%	1.4

(A)	Average weighted by the outstanding face amount of borrowings under the secured financing agreement.

(B)	The counterparty under the Term Lending Agreement as of June 30, 2019 is Morgan Stanley Bank, N.A.

Debt obligations included in the tables above are obligations of KREF’s consolidated subsidiaries, which own the related collateral, and such collateral is generally not available to other creditors of KREF.

While KREF is generally not required to post margin under certain repurchase agreement terms for changes in general capital market conditions such as changes in credit spreads or interest rates, KREF may be required to post margin for changes in conditions to specific loans that serve as collateral for those repurchase agreements. Such changes may include declines in the appraised value of property that secures a loan or a negative change in the borrower's ability or willingness to repay a loan. To the extent that KREF is required to post margin, KREF's liquidity could be significantly impacted. Both KREF and its lenders work cooperatively to monitor the performance of the properties and operations related to KREF's loan investments to mitigate investment-specific credit risks. Additionally, KREF incorporates terms in the loans it originates to further mitigate risks related to loan nonperformance.

Term Loan Financing

In April 2018, KREF, through its consolidated subsidiaries, entered into a term loan financing agreement (“Term Loan Facility”) with third party lenders for an initial borrowing capacity of $200.0 million that was subsequently increased to $1.0 billion in October 2018. The facility provides asset-based financing on a non-mark-to-market basis with matched term up to five years and is non-recourse to KREF. Borrowings under the facility are collateralized by senior loans, held-for-investment, and bear interest equal to one-month LIBOR plus a margin. As of June 30, 2019 and December 31, 2018, the weighted average margin and interest rate on the facility were 1.5% and 3.9% and 1.4% and 3.9%, respectively. The following tables summarize our borrowings under the Term Loan Facility:

	June 30, 2019
Term Loan Facility	Count	Outstanding Face Amount	Carrying Value	Wtd. Avg. Yield/Cost(A)	Guarantee(B)	Wtd. Avg. Term(C)
Collateral assets	13	$1,178,618	$1,168,885	L + 3.1%	n.a.	October 2023
Financing provided	n.a.	958,666	953,140	L + 1.8%	n.a.	October 2023

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

(B)	Financing under the Term Loan Facility is non-recourse to KREF.

(C)	The weighted-average term is determined using the maximum maturity date of the corresponding loans, assuming all extension options are exercised by the borrower.

Activity — For the six months ended June 30, 2019, the activity related to the carrying value of KREF’s secured financing agreements were as follows:

Balance as of December 31, 2018	$1,951,049
Principal borrowings	2,299,598
Principal repayments	(1,359,260)
Deferred debt issuance costs	(4,698)
Amortization of deferred debt issuance costs	5,510
Balance as of June 30, 2019	$2,892,199

Maturities — KREF’s secured financing agreements, term loan financing and other consolidated debt obligations in place as of June 30, 2019 had current contractual maturities as follows:

Year	Nonrecourse	Recourse(A)	Total
2019	$—	$315,300	$315,300
2020	82,481	587,375	669,856
2021	674,777	—	674,777
2022	121,083	818,178	939,261
2023	80,325	—	80,325
Thereafter	—	226,494	226,494
	$958,666	$1,947,347	$2,906,013

(A)	Except for the Revolver, which is full recourse, amounts borrowed subject to a maximum 25.0% recourse limit.

Covenants — KREF is required to comply with customary loan covenants and event of default provisions related to its secured financing agreements and Revolver, including, but not limited to, negative covenants relating to restrictions on operations with respect to KREF’s status as a REIT, and financial covenants. Such financial covenants include an interest income to interest expense ratio covenant (1.5 to 1.0); a minimum consolidated tangible net worth covenant (75.0% of the aggregate cash proceeds of any equity issuances made and any capital contributions received by KREF and certain subsidiaries or up to approximately $880.2 million depending upon the facility); a cash liquidity covenant (the greater of $10.0 million or 5.0% of KREF's recourse indebtedness); and a total indebtedness covenant (75.0% of KREF's total assets, net of VIE liabilities and non-recourse indebtedness). As of June 30, 2019 and December 31, 2018, KREF was in compliance with its financial debt covenants.

Note 5. Collateralized Loan Obligation

In November 2018, KREF financed a pool of loan participations from our existing loan portfolio through a managed CLO. KREF 2018-FL1 provides KREF with match-term financing on a non-mark-to-market and non-recourse basis. KREF 2018-FL1 has a two-year reinvestment feature that allows principal proceeds of the collateral assets to be reinvested in qualifying replacement assets, subject to the satisfaction of certain conditions set forth in the indenture.

The following table outlines KREF 2018-FL1 collateral assets and respective borrowing:

	June 30, 2019
Collateralized Loan Obligation	Count	Face Amount	Carrying Value	Wtd. Avg. Yield/Cost(B)	Wtd. Avg. Term(C)
Collateral assets(A)	23	$1,000,000	$1,000,000	L + 3.2%	April 2023
Financing provided	1	810,000	801,860	L + 1.8%	June 2036

	December 31, 2018
Collateralized Loan Obligation	Count	Face Amount	Carrying Value	Wtd. Avg. Yield/Cost(B)	Wtd. Avg. Term(C)
Collateral assets(A)	24	$1,000,000	$1,000,000	L + 3.5%	December 2022
Financing provided	1	810,000	800,346	L + 1.8%	June 2036

(A)
Excluding $42.0 million and $0.0 million of cash, collateral assets represent 19.8% and 24.8% of the face amount of KREF's commercial mortgage loans as of June 30, 2019 and December 31, 2018, respectively. As of June 30, 2019 and December 31, 2018, 100% of KREF loans financed through the CLO are floating rate loans.

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

The following table presents the KREF 2018-FL1 Assets and Liabilities included in KREF’s Condensed Consolidated Balance Sheets:

Assets	June 30, 2019	December 31, 2018
Cash	$42,000	$—
Commercial mortgage loans, held-for-investment, net	958,000	1,000,000
Accrued interest receivable	3,838	4,263
Other assets	5	1,295
Total	$1,003,843	$1,005,558
Liabilities
Collateralized loan obligation, net	801,860	800,346
Accrued interest payable	1,396	3,341
Accounts payable, accrued expenses and other liabilities	113	314
Total	$803,369	$804,001

The following table presents the components of net interest income of KREF 2018-FL1 included in KREF’s Condensed Consolidated Statements of Income:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Net Interest Income
Interest income	$14,162	$—	$28,588	$—
Interest expense(A)	10,024	—	19,967	—
Net interest income	$4,138	$—	$8,621	$—

(A)
Includes $0.8 million and $1.6 million of deferred financing costs amortization for the three and six months ended June 30, 2019, respectively. KREF's unamortized deferred financing costs related to KREF 2018-FL1 were $8.1 million as of June 30, 2019.

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollars in tables in thousands, except per share amounts)

Note 6. Convertible Notes, Net

In May 2018, the Company issued $143.75 million of Convertible Notes, which bear interest at a rate of 6.125% per year, payable semi-annually in arrears on May 15 and November 15 of each year, beginning on November 15, 2018. The Convertible Notes mature on May 15, 2023, unless earlier repurchased or converted. The Convertible Notes’ issuance costs of $5.1 million are amortized through interest expense over the life of the Convertible Notes.

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
The following table details our interest expense related to the Convertible Notes:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Cash coupon	$2,201	$1,052	$4,402	$1,052
Discount and issuance cost amortization	346	163	688	163
Total interest expense	$2,547	1,215	5,090	1,215

The following table details the net book value of our Convertible Notes on our Condensed Consolidated Balance Sheets:

	June 30, 2019	December 31, 2018
Face value	$143,750	$143,750
Deferred financing costs	(3,977)	(4,486)
Unamortized discount	(1,397)	(1,576)
Net book value	$138,376	$137,688

Accrued interest payable for the Convertible Notes was $1.1 million and $1.1 million as of June 30, 2019 and December 31, 2018, respectively. Refer to Note 2 for additional discussion of our accounting policies for the Convertible Notes.

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollars in tables in thousands, except per share amounts)

Note 7. Loan Participations Sold

KREF finances certain loan investments through the syndication of a non-recourse, or limited-recourse, loan participation to unaffiliated third parties. During the three months ended March 31, 2019, KREF derecognized the loan participation sold held on its Condensed Consolidated Balance Sheet as of December 31, 2018, as the underlying loan was fully repaid. In May 2019, KREF syndicated a $65.0 million pari passu participation in one of its loan investments with a principal balance of $286.2 million to an unaffiliated third party, at par value. Such syndication did not qualify for "sale" accounting under GAAP and therefore is consolidated in the condensed consolidated financial statements.
The following tables summarize the loan participation sold liabilities that KREF recognized since the corresponding syndications of the respective loan participations were not treated as "sales" as of June 30, 2019 and December 31, 2018:

	June 30, 2019
Loan Participations Sold	Count	Principal Balance	Carrying Value	Yield/Cost(A)	Guarantee	Term
Total loan	1	$286,184	$284,651	L + 3.3%	n.a.	June 2023
Pari passu loan syndication(B)(D)	1	65,000	65,000	L + 2.8%	n.a.	June 2023

	December 31, 2018
Loan Participations Sold	Count	Principal Balance	Carrying Value	Yield/Cost(A)	Guarantee(C)	Term
Total loan	1	$99,757	$99,368	L + 3.0%	n.a.	September 2022
Senior participation(D)	1	85,880	85,465	L + 1.8%	n.a.	September 2022

(A)	Floating rate loans and related liabilities are indexed to one-month LIBOR. KREF's net interest rate exposure is in direct proportion to its interest in the net assets of the senior loan.

(B)
During the three and six months ended June 30, 2019, KREF recorded $0.4 million of interest income and $0.4 million of interest expense, respectively, related to the loan participation KREF sold, but continue to consolidate under GAAP.

(C)	As of December 31, 2018, the loan participation sold was subject to partial recourse of $10.0 million, which amount may be reduced to zero upon achievement of certain property performance metrics.

(D)
During the three months ended June 30, 2019 and 2018, KREF recorded $0.0 million and $0.8 million of interest income and $0.0 million and$0.8 million of interest expense, respectively; and during the six months ended June 30, 2019 and 2018, KREF recorded $0.6 million and $1.5 million of interest income and $0.7 million and $1.5 million of interest expense, respectively, related to the loan participation KREF sold.

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollars in tables in thousands, except per share amounts)

Note 8. Variable Interest Entities

CMBS — KREF beneficially owned CMBS with an unpaid principal balance and fair value of $34.9 million and $10.2 million, respectively, as of June 30, 2019. KREF beneficially owned CMBS with an unpaid principal balance and fair value of $34.9 million and $12.5 million, respectively, as of December 31, 2018.

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

The following table presents the KREF recognized Trust's Assets and Liabilities:

	June 30, 2019	December 31, 2018
Trusts' Assets
Commercial mortgage loans held in variable interest entities, at fair value(A)	$1,134,579	$1,092,986
Accrued interest receivable	3,922	4,005

Trusts' Liabilities
Variable interest entity liabilities, at fair value(B)	1,124,178	1,080,255
Accrued interest payable	3,735	3,818

(A)	Includes accrued interest receivable.

(B)	Includes accrued interest payable.

The following table presents "Other Income — Change in net assets related to CMBS consolidated variable interest entities":

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Net interest earned	$625	$908	$1,121	$4,020
Reversal of previously unrealized (gain) loss now realized	—	(5,494)	—	—
Unrealized gain (loss)	(2,176)	(1,822)	(2,330)	(1,939)
Change in net assets related to CMBS consolidated variable interest entities	$(1,551)	$(6,408)	$(1,209)	$2,081

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

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollars in tables in thousands, except per share amounts)

Concentration of Credit Risk — The following tables present the geographies and property types of collateral underlying the CMBS trusts consolidated by KREF, as a percentage of the collateral unpaid principal balance and weighted by the fair value of the CMBS tranches beneficially owned by KREF's stockholders:

	June 30, 2019	December 31, 2018		June 30, 2019	December 31, 2018
Geography			Collateral Property Type
California	34.9%	33.4%	Retail	28.0%	28.3%
Texas	11.1	11.1	Office	27.5	27.4
New York	8.1	8.3	Hospitality	12.9	13.0
Missouri	6.2	5.4	Multifamily	10.3	9.9
Pennsylvania	4.3	5.1	Industrial/ Flex	10.3	9.6
Florida	4.0	4.2	Self Storage	4.7	5.7
Massachusetts	3.5	3.6	Mixed Use	4.3	3.9
Illinois	3.0	2.7	Mobile Home	1.7	1.7
Georgia	2.4	2.6	Other	0.3	0.5
New Hampshire	2.1	2.4		100.0%	100.0%
Delaware	1.8	1.9
Virginia	1.6	1.7
Other U.S.	17.0	17.6
Total	100.0%	100.0%

Collateralized Loan Obligation — KREF is the primary beneficiary of a collateralized loan obligation consolidated as a VIE that closed in November 2018 (Note 5). Management considers the CLO Issuers, wholly-owned subsidiaries of KREF, to be the primary beneficiary as the CLO Issuers have the ability to control the most significant activities of the CLO, the obligation to absorb losses, and the right to receive benefits of the CLO through the subordinate interests the CLO Issuers own.

Equity method investments, at fair value — KREF holds two investments in entities that it records using the equity method.

As of June 30, 2019, KREF held a 3.5% interest in RECOP, an unconsolidated VIE of which KREF is not the primary beneficiary, at its fair value of $36.8 million. The aggregator vehicle in which KREF invests is controlled and advised by affiliates of the Manager. RECOP intends to primarily acquire junior tranches of CMBS newly issued by third parties but may also make purchases on the secondary market. KREF will not pay any fees to RECOP, but KREF bears its pro rata share of RECOP's expenses. KREF reported its share of the net asset value of RECOP in its Condensed Consolidated Balance Sheets, presented as “Equity method investments, at fair value” and its share of net income, presented as “Income from equity method investments” in the Condensed Consolidated Statement of Income.

As of June 30, 2019, the non-voting limited liability company interests issued by the Manager, a VIE, and held by a Taxable REIT Subsidiary ("TRS") of KREF for the benefit of the holder of the SNVPS represented 4.7% of the Manager’s outstanding limited liability company interests (Note 9). KREF reported its allocable percentage of the assets and liabilities of the Manager in its Condensed Consolidated Balance Sheets, presented as “Equity method investments, at fair value” and its share of net income, presented as “Income from equity method investments” in the Condensed Consolidated Statement of Income.

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

In November 2018, KREF completed an underwritten offering of 4,500,000 shares of its common stock at $20.00 per share, consisting of 500,000 shares issued and sold by KREF and 4,000,000 shares sold by pre-initial public offering third-party investors, resulting in $9.4 million in net proceeds to KREF.

As of June 30, 2019, KKR beneficially owned 22,008,616 shares of KREF's common stock, of which 2,008,616 shares were held by KKR on behalf of a third-party investor (Note 1).

During the six months ended June 30, 2019 and 2018, 29,661 and 34,259 shares of common stock were issued related to the vesting of restricted stock units. Upon any payment of shares as a result of restricted stock unit vesting, the related tax withholding obligation will generally be satisfied by KREF, reducing the number of shares to be delivered by a number of shares necessary to satisfy the related applicable tax withholding obligation. Refer to Note 10 for further detail.

Of the 59,211,838 common shares KREF issued, there were 57,413,069 common shares outstanding as of June 30, 2019, which includes 63,920 net shares of common stock issued in connection with vested restricted stock units and is net of 1,862,689 common shares repurchased.

Share Repurchase Program — In May 2018, KREF's board of directors approved a $100.0 million share repurchase program, effective June 12, 2018, which was scheduled to expire on June 30, 2019. On June 14, 2019, KREF's board of directors approved an extension of the program. The share repurchase program, as extended, permits us to repurchase up to $100.0 million in shares of KREF's common stock during the period from July 1, 2019 through June 30, 2020. Of this total authorized amount, $50.0 million may be covered by a pre-set trading plan meeting the requirements of Rule 10b5-1 under the Exchange Act that provides for repurchases of our common stock when the market price per share of our common stock is below book value per share (calculated in accordance with GAAP as of the end of the most recent period for which financial statements are available), and the remaining $50.0 million may be used for repurchases in the open market, or pursuant to pre-set trading plans meeting the requirements of Rule 10b5-1 under the Exchange Act, or in privately negotiated transactions, or otherwise.

During the six months ended June 30, 2019, KREF repurchased 212,809 shares of common stock under the repurchase program at an average price per share of $19.25 for a total of $4.1 million.

At the Market Stock Offering Program — On February 22, 2019, KREF entered into an equity distribution agreement with certain sales agents, pursuant to which KREF may sell, from time to time, up to an aggregate sales price of $100.0 million of its common stock pursuant to a continuous offering program (the “ATM”). Sales of KREF’s common stock made pursuant to the ATM may be made in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933, as amended. The timing and amount of actual sales will depend on a variety of factors including market conditions, the trading price of KREF’s common stock, KREF’s capital needs, and KREF’s determination of the appropriate sources of funding to meet such needs. KREF did not sell any shares of its common stock under the ATM during the six months ended June 30, 2019.

Dividends — During the six months ended June 30, 2019 and 2018, KREF's board of directors declared the following dividends on shares of its common stock and special voting preferred stock:

			Amount
Declaration Date	Record Date	Payment Date	Per Share	Total
2019
March 19, 2019	March 29, 2019	April 12, 2019	$0.43	$24,761
June 14, 2019	June 28, 2019	July 15, 2019	0.43	24,688
				$49,449
2018
March 12, 2018	March 29, 2018	April 13, 2018	$0.40	$21,230
May 7, 2018	June 29, 2018	July 13, 2018	0.43	22,804
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

Special Voting Preferred Stock — In March 2016, KREF issued one share of special voting preferred stock to KKR Fund Holdings L.P. ("KKR Fund Holdings") for $20.00 per share, which KKR Fund Holdings transferred to its subsidiary, KKR REFT Asset Holdings LLC. The holder of the special voting preferred stock has special voting rights related to the election of members to KREF's board of directors until KKR and its affiliates cease to own at least 25.0% of KREF's issued and outstanding common stock (of which 2,008,616 shares were held on behalf of a third-party investor). As of June 30, 2019, KKR and its affiliates beneficially owned 22,008,616 shares of KREF's common stock representing 38% of KREF’s issued and outstanding common stock.

Special Non-Voting Preferred Stock — In connection with KREF's existing investors’ subscription for shares of KREF's common stock in the private placements prior to the initial public offering of KREF's equity on May 5, 2017, those investors were also allocated a class of non-voting limited liability company interest in the Manager ("Non-Voting Manager Units"). In February 2017, KREF issued an investor one share of SNVPS, at $0.01 per share, in lieu of that investor receiving Non-Voting Manager Units to facilitate compliance by the investor with regulatory requirements applicable to it. The corresponding Non-Voting Manager Units are held by a wholly-owned TRS of KREF ("KREF TRS"). All distributions received by KREF TRS from these Non-Voting Manager Units are passed through to the investor as preferred distributions on its SNVPS, less applicable taxes and withholdings. Except for the Non-Voting Manager Units, an indirect subsidiary of KKR ("KKR Member"), owns and controls the limited liability company interests of the Manager.

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

KREF will redeem the SNVPS at the option of the holder. Upon redemption, KREF will pay a price in cash equal to $0.01 per share of the SNVPS, together with any accumulated but unpaid preferred distributions, including respective call or put amounts (as defined), and the SNVPS will be canceled automatically and cease to be outstanding. Concurrently, upon redemption of the SNVPS, KKR Member will acquire from KREF TRS its respective Non-Voting Manager Units, resulting in a one-time gain, thus substantially eliminating the historical cumulative impact of the SNVPS redemption value adjustments recorded in KREF's permanent equity.

Earnings per Share — The following table illustrates the computation of basic and diluted earnings per share for the three and six months ended June 30, 2019 and 2018:

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollars in tables in thousands, except per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Numerator
Net income (loss) attributable to common stockholders	$17,381	$23,483	$42,086	$46,763

Denominator
Basic weighted average common shares outstanding	57,412,522	53,064,585	57,400,023	53,200,495
Dilutive restricted stock units	94,697	5,281	92,273	22,918
Diluted weighted average common shares outstanding	57,507,219	53,069,866	57,492,296	53,223,413
Net income (loss) attributable to common stockholders, per:
Basic common share	$0.30	$0.44	$0.73	$0.88
Diluted common share	$0.30	$0.44	$0.73	$0.88

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollars in tables in thousands, except per share amounts)

Note 10. Stock-based Compensation

KREF is externally managed by the Manager and does not currently have any employees. However, as of June 30, 2019, the Manager, certain individuals employed by the Manager and affiliates of the Manager, and certain members of KREF's board of directors were compensated, in part, through the issuance of stock-based awards.

As of June 30, 2019, KREF had restricted stock unit (“RSU”) awards outstanding under the KKR Real Estate Finance Trust Inc. 2016 Omnibus Incentive Plan that was adopted on February 12, 2016 and amended and restated on November 17, 2016 (the "Incentive Plan") to certain members of KREF’s board of directors and employees of the Manager or its affiliates, none of whom are KREF employees. RSUs awarded to employees of the Manager or its affiliates, generally vest over three consecutive one-year periods and awards to certain members of KREF's board of directors vest over a one-year period, pursuant to the terms of the respective award agreements and the terms of the Incentive Plan. RSU awards are not entitled to dividends until KREF issues shares of its common stock, which are issuable on a one-to-one basis upon the RSU award vesting.

The following table summarizes the activity in KREF’s outstanding RSUs and the weighted-average grant date fair value per RSU:

	Restricted Stock Units	Weighted Average Grant Date Fair Value Per RSU(A)
Unvested as of December 31, 2018	459,179	$19.33
Granted	12,832	20.26
Vested	(48,898)	20.46
Forfeited/ cancelled	(4,861)	19.70
Unvested as of June 30, 2019	418,252	$19.22

(A)	The grant-date fair value is based upon the last sale price of KREF’s common stock at the date of grant.

KREF expects the unvested RSUs outstanding to vest during the following years:

Year	Restricted Stock Units
2019	126,668
2020	175,743
2021	115,841
Total	418,252

Upon adoption of ASU No. 2018-07 in June 2018, KREF recognizes the compensation cost of RSUs awarded to employees of the Manager, or one or more of its affiliates, on a straight-line basis over the awards’ term at their grant date fair value, consistent with the RSUs awarded to certain members of KREF's board of directors.
During the three and six months ended June 30, 2019, KREF recognized $1.0 million and $2.0 million, respectively, of stock-based compensation expense included in “General and administrative” expense in the Condensed Consolidated Statements of Income. During the three and six months ended June 30, 2018, KREF recognized $0.3 million and $1.3 million, respectively, of stock-based compensation expense. As of June 30, 2019, there was $6.1 million of total unrecognized stock-based compensation expense related to unvested share-based compensation arrangements. This cost is expected to be recognized over a weighted average period of 1.1 years.

During the six months ended June 30, 2019, KREF delivered 29,661 shares of common stock for 48,898 vested RSUs. Upon any payment of shares as a result of restricted stock unit vesting, the related tax withholding obligation will generally be satisfied by KREF, reducing the number of shares to be delivered by a number of shares necessary to satisfy the related applicable tax withholding obligation. The amount results in a cash payment related to this tax liability and a corresponding adjustment to additional paid in capital on the Condensed Consolidated Statement of Changes in Stockholders' Equity. The adjustment was $0.4 million for the six months ended June 30, 2019, and is included as a reduction of capital related to the Company's equity incentive plan in the Condensed Consolidated Statement of Changes in Stockholders' Equity.

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollars in tables in thousands, except per share amounts)

Refer to Note 12 for additional information regarding the Incentive Plan.

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollars in tables in thousands, except per share amounts)

Note 11. Commitments and Contingencies

As of June 30, 2019, KREF was subject to the following commitments and contingencies:

Litigation — From time to time, KREF may be involved in various claims and legal actions arising in the ordinary course of business. KREF establishes an accrued liability for legal proceedings only when those matters present loss contingencies that are both probable and reasonably estimable.

As of June 30, 2019, KREF was not involved in any material legal proceedings regarding claims or legal actions against KREF.

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

Capital Commitments — As of June 30, 2019, KREF had future funding requirements of $532.6 million related to its investments in commercial mortgage loans. These future funding commitments primarily relate to construction projects, capital improvements, tenant improvements and leasing commissions. Generally, funding commitments are subject to certain conditions that must be met, such as customary construction draw certifications, minimum credit metrics or executions of new leases before advances are made to the borrower.

In January 2017, KREF committed $40.0 million to invest in an aggregator vehicle alongside RECOP. As of June 30, 2019, KREF had a remaining commitment of $4.1 million to RECOP.

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

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollars in tables in thousands, except per share amounts)

No awards may be granted under the Incentive Plan on and after February 12, 2026. The Incentive Plan will continue to apply to awards granted prior to such date. During the six months ended June 30, 2019, KREF granted 12,832 RSUs to KREF's directors. During the year ended December 31, 2018, KREF granted 361,878 RSUs to KREF's directors and employees of the Manager. As of June 30, 2019, 3,958,715 shares of common stock remained available for awards under the Incentive Plan.

Due to Affiliates — The following table contains the amounts presented in KREF's Condensed Consolidated Balance Sheets that it owes to affiliates:

	June 30,	December 31,
	2019	2018
Management fees	$4,288	$4,330
Expense reimbursements and other	430	382
	$4,718	$4,712

Affiliates Expenses — The following table contains the amounts included in KREF's Condensed Consolidated Statements of Income that arose from transactions with the Manager:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Management fees	$4,288	$3,913	$8,575	$7,852
Incentive compensation	1,145	—	2,098	—
Expense reimbursements and other(A)	420	362	785	730
	$5,853	$4,275	$11,458	$8,582

(A)
KREF presents these amounts in "Operating Expenses — General and administrative" in its Condensed Consolidated Statements of Income. Affiliate expense reimbursements presented in the table above exclude the out-of-pocket amounts paid by the Manager to parties unaffiliated with the Manager on behalf of KREF, and for which KREF reimburses the Manager in cash. For the three and six months ended June 30, 2019, these cash reimbursements totaled $0.6 million and $1.1 million, respectively. For the three and six months ended June 30, 2018, these cash reimbursement totaled $0.9 million and $2.2 million, respectively.

In connection with the Term Loan Facility (Note 4), KREF paid KKR Capital Markets ("KCM"), an affiliate of the Manager, a structuring fee equal to 0.75% of the respective committed loan advances, as defined. Such fees are capitalized as deferred financing cost and amortized to interest expense over the life of the facility. During the three and six months ended June 30, 2019, KREF incurred $0.0 million and $1.5 million, respectively; and during the three and six months ended June 30, 2018, KREF incurred $4.5 million, in structuring fees in connection with the facility.
In connection with the BMO Facility, and in consideration for structuring and sourcing this arrangement, KREF is obligated to pay KCM, a structuring fee equal to 0.35% of the respective committed loan advances under the agreement. Such fees are capitalized as deferred financing cost and amortized to interest expense over the life of the facility. During the three and six months ended June 30, 2019, KREF incurred $0.0 million and $0.2 million, respectively, in structuring fees in connection with the facility.

In connection with the CLO issuance, and in consideration for its services as the co-placement agent, KREF incurred and paid KCM, a $0.9 million placement agent fee equal to 0.105% of the CLO proceeds in the fourth quarter of 2018. The fee was capitalized as deferred financing cost and amortized to interest expense over the weighted average life of the collateral assets.

In connection with the Revolver, and in consideration for structuring and sourcing this arrangement, KREF paid KCM, a structuring fee equal to 0.75% of the aggregate amount of commitments first made available. The structuring fees are capitalized as deferred financing cost included within Other Assets in the Condensed Consolidated Balance Sheet and amortized to interest expense over the life of the Revolver. During the three and six months ended June 30, 2019, KREF incurred $0.8 million and $1.1 million, respectively, in structuring fees in connection with the Revolver.

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

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollars in tables in thousands, except per share amounts)

In connection with the ATM, KCM, in its capacity as one of the sales agents, will receive commissions for the shares of KREF’s common stock it sells. This amount is not to exceed, but may be less than, 2.0% of the gross sales price per share. KREF did not sell any shares under the ATM during the three and six months ended June 30, 2019.

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollars in tables in thousands, except per share amounts)

Note 13. Fair Value of Financial Instruments

The carrying values and fair values of KREF’s financial assets and liabilities recorded at fair value on a recurring basis, as well as other financial instruments not carried at fair value, as of June 30, 2019 were as follows:

			Fair Value
	Principal Balance(A)	Carrying Value(B)	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$182,732	$182,732	$182,732	$—	$—	$182,732
Commercial mortgage loans, held-for-investment, net(C)	4,828,204	4,800,213	—	—	4,803,942	4,803,942
Equity method investments, at fair value	37,070	37,070	—	—	37,070	37,070
Commercial mortgage loans held in variable interest entities, at fair value	1,101,156	1,134,579	—	—	1,134,579	1,134,579
	$6,149,162	$6,154,594	$182,732	$—	$5,975,591	$6,158,323
Liabilities
Secured financing agreements, net	$2,906,013	$2,892,199	$—	$—	$2,906,013	$2,906,013
Collateralized loan obligation, net	810,000	801,860	—	—	812,725	812,725
Convertible notes, net	143,750	138,376	149,036	—	—	149,036
Loan participations sold, net	65,000	65,000	—	—	65,000	65,000
Variable interest entity liabilities, at fair value	1,066,214	1,124,178	—	—	1,124,178	1,124,178
	$4,990,977	$5,021,613	$149,036	$—	$4,907,916	$5,056,952

(A)	The principal balance of commercial mortgage loans excludes premiums and unamortized discounts.

(B)
The carrying value of commercial mortgage loans is presented net of $28.0 million unamortized origination discounts and deferred nonrefundable fees. The carrying value of secured financing agreements is presented net of $13.8 million unamortized debt issuance costs. The carrying value of collateralized loan obligations is presented net of $8.1 million unamortized debt issuance costs.

(C)
Includes $958.0 million of CLO loan participations as of June 30, 2019. Includes senior loans for which KREF syndicated a pari passu loan participation that was not treated as a sale under GAAP, with a carrying value and a fair value of $65.0 million as of June 30, 2019.

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

KREF reported the following financial assets and liabilities at fair value on a recurring basis using Level 3 inputs as of June 30, 2019. The following table summarizes the changes in these assets and liabilities.

	Assets	Liabilities
	Commercial Mortgage Loans Held in Variable Interest Entities, at Fair Value	Variable Interest Entity Liabilities, at Fair Value	Net
Balance as of December 31, 2018	$1,092,986	$1,080,255	$12,731
Gains (losses) included in net income
Unrealized gain (loss) included in change in net assets related to CMBS consolidated VIEs	68,446	70,776	(2,330)
Purchases and sales/repayments
Sales/Repayments/Deconsolidation	(26,770)	(26,770)	—
Other(A)	(83)	(83)	—
Balance as of June 30, 2019	$1,134,579	$1,124,178	$10,401

(A)	Amounts primarily consist of changes in accrued interest.

During the six months ended June 30, 2019, KREF contributed $6.2 million, received distributions of $1.4 million and recognized income of $1.5 million related to its investment in RECOP.

The following table contains the Level 3 inputs used to value assets and liabilities on a recurring and nonrecurring basis or where KREF discloses fair value as of June 30, 2019:

	Fair Value	Valuation Methodologies	Unobservable Inputs(A)	Weighted Average(B)	Range
Assets(C)
Commercial mortgage loans, held-for-investment, net	$4,803,942	Discounted cash flow	Loan-to-value ratio	69.0%	31.7% - 89.3%
			Discount rate	5.9%	3.4% - 12.7%
Commercial mortgage loans held in variable interest entities, at fair value(D)	1,134,579	Discounted cash flow	Yield	7.5%	2.1% - 55.1%
	$5,938,521
Liabilities(E)
Collateralized loan obligation, net	$812,725	Discounted cash flow	Yield	2.9%	2.6% - 4.1%
Variable interest entity liabilities, at fair value	1,124,178	Discounted cash flow	Yield	4.5%	2.1% - 11.4%
	$1,936,903

(A)	An increase (decrease) in the valuation input results in a decrease (increase) in value.

(B)	Represents the average of the input value, weighted by the unpaid principal balance of the financial instrument.

(C)	KREF carries a $36.8 million investment in an aggregator vehicle alongside RECOP (Note 8) at its pro rata share of the aggregator's net asset value, which management believes approximates fair value.

(D)
Management measures the fair value of "Commercial mortgage loans held in variable interest entities, at fair value" using the fair value of the CMBS trust liabilities. The Level 3 inputs presented in the table above reflect the inputs used to value the CMBS trust liabilities, including the CMBS beneficially owned by KREF stockholders eliminated in consolidation of the CMBS trusts.

(E)
Does not include $65.0 million of parri passu loan syndication which was syndicated at par value and included in “Loan participation sold, net” in the accompanying Condensed Consolidated Balance Sheet.

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollars in tables in thousands, except per share amounts)

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets not measured at fair value on an ongoing basis but subject to fair value adjustments only in certain circumstances, such as when there is evidence of impairment, are measured at fair value on a nonrecurring basis. For commercial mortgage loans held-for-sale, KREF applies the lower of cost or fair value accounting and may be required, from time to time, to record a nonrecurring fair value adjustment. For commercial mortgage loans held-for-investment and preferred interest in joint venture held-to-maturity, KREF applies the amortized cost method of accounting, but may be required, from time to time, to record a nonrecurring fair value adjustment in the form of a valuation provision or impairment. KREF did not report any significant financial assets or liabilities at fair value on a nonrecurring basis as of June 30, 2019 or December 31, 2018.

Assets and Liabilities for Which Fair Value is Only Disclosed

KREF does not carry its secured financing agreements at fair value as management did not elect the fair value option for these liabilities. As of June 30, 2019, the fair value of KREF's financing facilities approximated their respective outstanding principal balances.

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

KREF consolidates subsidiaries that incur U.S. federal, state and local income taxes, based on the tax jurisdiction in which each subsidiary operates. During each of the six months ended June 30, 2019 and 2018, KREF recorded a current income tax benefit/provision of $0.3 million and $0.1 million, respectively, related to operations of its taxable REIT subsidiaries and various other state and local taxes. There were no deferred tax assets or liabilities as of June 30, 2019 and December 31, 2018.

As of June 30, 2019, tax years 2015 through 2018 remain subject to examination by taxing authorities.

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollars in tables in thousands, except per share amounts)

Note 15. Subsequent Events

The following events occurred subsequent to June 30, 2019:

Investing Activities

KREF originated the following senior loan:

Description/ Location	Property Type	Month Originated	Maximum Face Amount	Initial Face Amount Funded	Interest Rate(A)	Maturity Date(B)	LTV
Chicago, IL	Office	July 2019	$170,000	$119,100	L + 3.2%	August 2024	59%

(A)    Floating rate based on one-month USD LIBOR.
(B)    Maturity date assumes all extension options are exercised, if applicable.

Funding of Previously Closed Loans

KREF funded approximately $32.0 million for previously closed loans.

Loan Repayments

KREF received approximately $4.4 million from loan paydowns.

Financing Activities

KREF net borrowed $98.1 million under its secured financing agreements.

Corporate Activities

Dividends

In July 2019, KREF paid $24.7 million in dividends on its common and special voting preferred stock, or $0.43 per share, with respect to the second quarter of 2019, to stockholders of record on June 28, 2019.

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

Our Manager

We are externally managed by our Manager, KKR Real Estate Finance Manager LLC, an indirect subsidiary of KKR & Co. Inc. KKR is a leading global investment firm with an over 40-year history of leadership, innovation, and investment excellence and has committed $400.0 million in equity capital to us. KKR manages multiple alternative asset classes, including private equity, real estate, energy, infrastructure and credit, with strategic manager partnerships that manage hedge funds. Our Manager manages our investments and our day-to-day business and affairs in conformity with our investment guidelines and other policies that are approved and monitored by our board of directors. Our Manager is responsible for, among other matters, (i) the selection, origination or purchase and sale of our portfolio investments, (ii) our financing activities and (iii) providing us with investment advisory services. Our Manager is also responsible for our day-to-day operations and performs (or causes to be performed) such services and activities relating to our investments and business and affairs as may be appropriate. Our investment decisions are approved by an investment committee of our Manager that is comprised of senior investment professionals of KKR, including senior investment professionals of KKR's global real estate group. For a summary of certain terms of the management agreement, see Note 12 to our condensed consolidated financial statements included in this Form 10-Q.

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

Earnings Per Share and Dividends Declared

The following table sets forth the calculation of basic and diluted net income per share and dividends declared per share (amounts in thousands, except share and per share data):

	Three Months Ended
	June 30, 2019	March 31, 2019
Net income(A)	$17,381	$24,705
Weighted-average number of shares of common stock outstanding
Basic	57,412,522	57,387,386
Diluted	57,507,219	57,477,234
Net income per share, basic	$0.30	$0.43
Net income per share, diluted	$0.30	$0.43
Dividends declared per share	$0.43	$0.43

(A)	Represents net income attributable to common stockholders.

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

The following table provides a reconciliation of GAAP net income attributable to common stockholders to Core Earnings and Net Core Earnings (amounts in thousands, except share and per share data):

	Three Months Ended
	June 30, 2019	March 31, 2019
Net Income (Loss) Attributable to Common Stockholders	$17,381	$24,705
Adjustments
Non-cash equity compensation expense	1,043	991
Incentive compensation to affiliate	1,145	953
Depreciation and amortization	—	—
Unrealized (gains) or losses(A)	1,979	(464)
Non-cash convertible notes discount amortization	90	89
Core Earnings(B)	21,638	26,274
Incentive compensation to affiliate	1,145	953
Net Core Earnings	$20,493	$25,321
Weighted average number of shares of common stock outstanding
Basic	57,412,522	57,387,386
Diluted	57,507,219	57,477,234
Core Earnings per Diluted Weighted Average Share	$0.38	$0.46
Net Core Earnings per Diluted Weighted Average Share	$0.36	$0.44

(A)
Includes ($0.2) million non-cash redemption value adjustment of our Special Non-Voting Preferred Stock and $2.2 million of unrealized loss on CMBS B-Pieces for the three months ended June 30, 2019. Includes ($0.6) million non-cash redemption value adjustment of our Special Non-Voting Preferred Stock and $0.2 million of unrealized loss on CMBS B-Pieces for the three months ended March 31, 2019.

(B)
Excludes $0.2 million and $0.2 million, or $0.00 and $0.00 per diluted weighted average share outstanding, of net original issue discount on CMBS B-Pieces accreted as a component of taxable income during the three months ended June 30, 2019 and March 31, 2019, respectively.

Book Value per Share

We believe that book value per share is helpful to stockholders in evaluating the growth of our company as we have scaled our equity capital base and continue to invest in our target assets. The following table calculates our book value per share of common stock (amounts in thousands, except share and per share data):

	June 30, 2019	December 31, 2018
KKR Real Estate Finance Trust Inc. stockholders' equity	$1,122,004	$1,132,342
Shares of common stock issued and outstanding at period end	57,413,069	57,596,217
Book value per share of common stock	$19.54	$19.66

Book value per share as of June 30, 2019 includes the year to date impact of a $0.8 million, or $0.01 per common share, non-cash redemption value adjustment to our redeemable Special Non-Voting Preferred Stock (“SNVPS”), resulting in a cumulative decrease of $2.0 million to our book value (“SNVPS Cumulative Impact”) as of June 30, 2019. Upon redemption of the SNVPS, our book value will increase as a result of a one-time gain, thus substantially eliminating the SNVPS Cumulative Impact on our book value. See Note 9 —Equity, to our condensed consolidated financial statements included in this Form 10-Q, for detailed discussion of the SNVPS.

Our Portfolio

We have established a $4,951.9 million portfolio of diversified investments, consisting of performing senior loans, mezzanine loans and CMBS B-Pieces, as of June 30, 2019.

As we continue to scale our portfolio, we expect that our originations will continue to be heavily weighted toward floating-rate loans. As of June 30, 2019, 99.9% of our loans by total loan exposure earned a floating rate of interest and 92.0% of our portfolio is subject to a LIBOR floor greater than 0.50%. We expect the majority of our future investment activity to focus on originating floating-rate senior loans that we finance with our repurchase and other financing facilities, with a secondary focus on originating floating-rate loans for which we syndicate a senior position and retain a subordinated interest for our portfolio. As of June 30, 2019, our portfolio had experienced no impairments and did not contain any legacy assets that were originated prior to October 2014. As of June 30, 2019, all of our investments were located in the United States. The following charts illustrate the diversification of our portfolio, based on type of investment, interest rate, underlying property type and geographic location, as of June 30, 2019:

The charts above are based on total assets. Total assets reflect (i) the principal amount of our senior and mezzanine loans; and (ii) the cost basis of our CMBS B-Pieces, net of VIE liabilities. In accordance with GAAP, we carry our CMBS B-Piece investments at fair value. During the three and six months ended June 30, 2019, we had a $2.2 million and $2.3 million of unrealized loss on our direct CMBS investment, respectively.

(A)    Excludes CMBS B-Pieces. Our CMBS B-Piece portfolio diversification is as follows and is inclusive of our $35.9 million investment in RECOP:

•
Property Type: Office (27.4%). Retail (24.5%), Hospitality (15.5%), Multifamily (10.3%) and Other (22.3%). As of June 30, 2019, no other individual property type comprised more than 10% of our total CMBS B‑Piece portfolio.

•
Geography: California (21.9%), New York (12.5%), Texas (8.9%), Florida (5.9%) and Other (50.9%). As of June 30, 2019, no other individual geography comprised more than 5% of our total CMBS B‑Piece portfolio.

•	Vintage: 2015 (14.5%), 2016 (7.6%), 2017 (32.8%), 2018 (29.4%) and 2019 (15.6%).

(B)
LTV is generally based on the initial loan amount divided by the as-is appraised value as of the date the loan was originated or by the current principal amount as of the date of the most recent as-is appraised value.

The following table details our quarterly loan activity (dollars in thousands):

	Three Months Ended
	June 30, 2019	March 31, 2019	December 31, 2018	September 30, 2018
Loan originations	$1,649,600	$214,000	$907,982	$680,500
Loan fundings(A)	$1,474,022	$325,787	$855,369	$698,047
Loan repayments(B)	(272,025)	(648,493)	(110,840)	(281,436)
Net fundings	1,201,997	(322,706)	744,529	416,611
Loan participations sold	—	—	—	—
Non-consolidated senior interest	(142,800)	—	—	—
Total activity	$1,059,197	$(322,706)	$744,529	$416,611

(A)	Includes initial funding of new loans and additional fundings made under existing loans. Excludes fundings on loan participations sold.

(B)	Includes $65.0 million of pari passu loan syndication for the three months ended June 30, 2019.

The following table details overall statistics for our loan portfolio as of June 30, 2019 (dollars in thousands):

		Total Loan Exposure(A)
	Balance Sheet Portfolio	Total Loan Portfolio	Floating Rate Loans	Fixed Rate Loans
Number of loans	36	36	35	1
Principal balance	$4,828,204	$4,906,004	$4,900,504	$5,500
Carrying value	$4,800,213	$4,878,013	$4,872,513	$5,500
Unfunded loan commitments(B)	$532,550	$532,550	$532,550	$—
Weighted-average cash coupon(C)	5.7%	5.7%	L + 3.3%	11.0%
Weighted-average all-in yield(C)	6.1%	6.0%	L + 3.6%	11.7%
Weighted-average maximum maturity (years)(D)	3.8	4.1	4.1	6.0
LTV(E)	66%	66%	66%	78%

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

(C)
As of June 30, 2019, 100.0% of floating rate loans by principal balance are indexed to one-month USD LIBOR. In addition to cash coupon, all-in yield includes the amortization of deferred origination fees, loan origination costs and purchase discounts. Cash coupon and all-in yield for the total portfolio assume applicable floating benchmark rates as of June 30, 2019. L = one-month USD LIBOR rate; spot rate of 2.40% included in portfolio-wide averages represented as fixed rates.

(D)
Maximum maturity assumes all extension options are exercised by the borrower; however, our loans may be repaid prior to such date. As of June 30, 2019, based on total loan exposure, 71.6% of our loans were subject to yield maintenance or other prepayment restrictions and 28.4% were open to repayment by the borrower without penalty.

(E)
Loan-to-value ratio ("LTV") is generally based on the initial loan amount divided by the as-is appraised value as of the date the loan was originated or by the current principal amount as of the date of the most recent as-is appraised value.

The table below sets forth additional information relating to our portfolio as of June 30, 2019 (dollars in millions):

	Investment(A)	Investment Date	Committed Principal Amount	Current Principal Amount	Net Equity(B)	Location	Property Type	Coupon(C)(D)	Max Remaining Term (Years)(C)(E)	LTV(C)(F)
	Senior Loans(G)
1	Senior Loan	5/22/2019	$386.0	$328.3	$82.2	Brooklyn, NY	Multifamily	L + 2.7%	4.9	51%
2	Senior Loan	6/28/2019	340.0	291.2	62.1	Chicago, IL	Multifamily	L + 2.8	7.0	75
3	Senior Loan	6/28/2019	338.5	328.5	86.2	Arlington, VA	Multifamily	L + 2.5	5.0	70
4	Senior Loan	5/9/2018	285.0	221.2	41.3	Queens, NY	Office	L + 3.4	3.9	71
5	Senior Loan	8/4/2017	239.2	158.1	50.1	New York, NY	Condo (Residential)	L + 4.8	1.1	58
6	Senior Loan	12/20/2018	234.5	183.1	30.1	New York, NY	Multifamily	L + 3.6	4.5	70
7	Senior Loan	5/23/2018	227.3	197.2	34.3	Boston, MA	Office	L + 2.4	3.9	68
8	Senior Loan	5/31/2019	216.5	171.9	28.0	Various	Multifamily	L + 3.5	4.9	74
9	Senior Loan	6/6/2019	186.0	178.5	34.7	Chicago, IL	Multifamily	L + 2.7	4.9	74
10	Senior Loan	4/11/2019	182.6	136.5	20.9	Philadelphia, PA	Office	L + 2.6	4.9	65
11	Senior Loan	11/13/2017	181.8	172.2	30.1	Minneapolis, MN	Office	L + 3.8	3.4	63
12	Senior Loan	9/13/2018	172.0	162.1	27.9	Seattle, WA	Office	L + 3.7	4.3	62
13	Senior Loan	9/9/2016	168.0	161.7	44.2	San Diego, CA	Office	L + 4.2	2.3	71
14	Senior Loan	6/19/2018	165.0	146.7	29.4	Philadelphia, PA	Office	L + 2.5	4.0	71
15	Senior Loan	12/5/2018	163.0	148.0	22.6	New York, NY	Multifamily	L + 2.6	4.4	67
16	Senior Loan	4/11/2017	162.1	142.7	42.6	Irvine, CA	Office	L + 3.9	2.8	62
17	Senior Loan	10/26/2015	155.0	125.0	49.5	Portland, OR	Retail	L + 5.5	1.4	61
18	Senior Loan	10/23/2017	150.0	149.7	35.3	North Bergen, NJ	Multifamily	L + 4.3	3.4	57
19	Senior Loan	11/9/2018	150.0	140.0	27.0	Fort Lauderdale, FL	Hospitality	L + 2.9	4.4	62
20	Senior Loan	3/29/2019	138.0	135.6	22.5	Boston, MA	Multifamily	L + 2.7	4.8	63
21	Senior Loan	11/7/2018	135.0	127.2	23.9	West Palm Beach, FL	Multifamily	L + 2.9	4.4	73
22	Senior Loan	9/14/2016	103.5	99.5	23.1	Crystal City, VA	Office	L + 4.5	2.3	59
23	Senior Loan	11/20/2018	103.5	93.7	33.1	San Diego, CA	Multifamily	L + 3.4	4.4	74
24	Senior Loan	9/7/2018	93.0	93.0	16.6	Seattle, WA	Multifamily	L + 2.6	4.2	76
25	Senior Loan	3/8/2018	89.0	87.1	14.5	Westbury, NY	Multifamily	L + 3.1	3.8	69
26	Senior Loan	3/29/2018	86.0	86.0	14.2	New York, NY	Multifamily	L + 2.6	3.8	48
27	Senior Loan	2/28/2017	85.9	84.3	21.3	Denver, CO	Multifamily	L + 3.8	2.7	75
28	Senior Loan	3/20/2018	80.7	80.7	14.4	Seattle, WA	Office	L + 3.6	3.8	61
29	Senior Loan	3/28/2018	80.0	71.1	12.1	Orlando, FL	Multifamily	L + 2.8	3.8	70
30	Senior Loan	10/30/2018	77.0	77.0	12.7	Philadelphia, PA	Multifamily	L + 2.7	4.4	73
31	Senior Loan	1/18/2019	76.0	76.0	15.4	Brooklyn, NY	Hospitality	L + 2.9	4.6	69
32	Senior Loan	1/16/2018	75.5	71.6	12.8	St Paul, MN	Office	L + 3.6	3.6	69
33	Senior Loan	7/21/2017	75.1	63.3	11.5	Queens, NY	Industrial	L + 3.7	3.1	64
34	Senior Loan	7/24/2018	74.5	69.8	13.2	Atlanta, GA	Industrial	L + 2.7	4.1	74
35	Senior Loan	10/9/2018	45.0	42.0	7.8	Queens, NY	Multifamily	L + 2.8	4.4	70
	Total/Weighted Average Senior Loans Unlevered		$5,520.1	$4,900.5	$1,047.7			L + 3.2%	4.1	66%
	Mezzanine Loans
1	Mezzanine	6/8/2015	5.5	5.5	5.5	Various	Retail	11.0	6.0	78
	Total/Weighted Average Mezzanine Loans Unlevered		$5.5	$5.5	$5.5			11.0%	6.0	78%
	CMBS B-Pieces
1	CMBS B-Piece	2/10/2016	$—	$—	$6.9	Various	Various	1.6%	6.5	64%
2	CMBS B-Piece	5/21/2015	34.9	34.9	3.1	Various	Various	3.0	5.9	67
3	RECOP(H)	2/13/2017	40.0	35.9	35.9	Various	Various	4.8	10.0	58
	Total/Weighted Average CMBS B-Pieces Unlevered		$74.9	$70.8	$45.9			4.2%	9.2	60%

*	Numbers presented may not foot due to rounding.

(A)	Our total portfolio represents the current principal amount on senior and mezzanine loans and the net equity of our CMBS B-Piece investments.

(B)	Net equity reflects (i) the amortized cost basis of our loans, net of borrowings; (ii) the cost basis of our CMBS B-Pieces, net of VIE liabilities; and (iii) the cost basis of our investment in RECOP.

(C)	Weighted average is weighted by current principal amount for our senior and mezzanine loans and by net equity for our CMBS B-Pieces.

(D)	L = one-month USD LIBOR rate; spot rate of 2.40% included in portfolio-wide averages represented as fixed rates.

(E)	Max remaining term (years) assumes all extension options are exercised, if applicable.

(F)
For senior loans, LTV is based on the initial loan amount divided by the as-is appraised value as of the date the loan was originated or by the current principal amount as of the date of the most recent as-is appraised value; for Senior Loan 5, LTV is based on the current principal amount divided by the adjusted appraised gross sellout value net of sales cost; for Senior Loan 6, LTV is based on the initial loan amount divided by the appraised bulk sale value assuming a condo-conversion and no renovation; for mezzanine loans, LTV is based on the current balance of the whole loan dividend by the as-is appraised value as of the date the loan was originated; for CMBS B-Pieces, LTV is based on the weighted average LTV of the underlying loan pool at issuance.

(G)
Senior loans include senior mortgages and similar credit quality investments, including junior participations in our originated senior loans for which we have syndicated the senior participations and retained the junior participations for our portfolio and excludes pari passu loan syndications.

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

(dollars in thousands)	June 30, 2019
Risk Rating	Number of Loans	Net Book Value(A)	Total Loan Exposure(A)(B)
1	3	$271,853	$272,571
2	3	220,767	221,629
3	30	4,242,593	4,411,804
4	—	—	—
5	—	—	—
	36	$4,735,213	$4,906,004

(dollars in thousands)	March 31, 2019
Risk Rating	Number of Loans	Net Book Value	Total Loan Exposure(B)
1	4	$328,930	$329,988
2	3	216,117	217,336
3	26	3,139,081	3,156,683
4	—	—	—
5	—	—	—
	33	$3,684,128	$3,704,007

(A)	Excludes $65.0 million pari passu loan syndication as of June 30, 2019.

(B)
In certain instances, we finance our loans through the non-recourse sale of a senior interest that is not included in our consolidated financial statements. Total loan exposure includes the entire loan we originated and financed, including $142.8 million and $0.0 million of such non-consolidated interests as of June 30, 2019 and March 31, 2019, respectively.

As of June 30, 2019, the average risk rating of KREF's portfolio was 2.8 (Average Risk), weighted by total loan exposure, with 100% of commercial mortgage loans held-for-investment, rated 3 (Average Risk) or better by our Manager as compared to 2.8 (Average Risk) as of March 31, 2019. As of June 30, 2019 and March 31, 2019, no investments were rated 4 (High Risk/Potential for Loss) or 5 (Impaired/Loss Likely).

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

Valuations for our CMBS B-Piece investments are prepared using inputs from an independent valuation firm and confirmed by our Manager via quotes from two or more broker-dealers that actively make markets in CMBS. As part of the quarterly valuation process, our Manager also reviews pricing indications for comparable CMBS and monitors the credit metrics of the loans that collateralize our CMBS B-Piece investments. During the three months ended June 30, 2019, the Company marked down its CMBS investment by $2.2 million, primarily due to a newly delinquent underlying loan.

As of June 30, 2019, two underlying loans representing 1.05% of one of the CMBS pools were delinquent and in foreclosure.

Portfolio Financing

Our portfolio financing arrangements include master repurchase agreements, term lending agreement, asset specific financing, term loan financing, collateralized loan obligations, loan participations sold and non-consolidated senior interests.

The Company continues to expand and diversify its financing sources, especially those sources that provide non-mark-to-market financing, reducing our exposure to market volatility. Our non-mark-to-market financing as of June 30, 2019 represented 73% of our portfolio financing based on outstanding principal balance, primarily as a result of our term lending agreement, asset based financing, term loan facility and collateralized loan obligations.

The following table summarizes our portfolio financing (dollars in thousands):

	Portfolio Financing Outstanding Principal Balance
	June 30, 2019	December 31, 2018
Master repurchase agreements	$1,059,162	$1,157,261
Term lending agreement	745,918	—
Asset specific financing	142,267	60,000
Term loan financing	958,666	748,414
Collateralized loan obligations	810,000	810,000
Loan participations sold(A)	—	85,880
Non-consolidated senior interests	142,800	67,155
Total portfolio financing	$3,858,813	$2,928,710

(A)
Excludes $65.0 million pari passu loan syndication as of June 30, 2019. Such syndication did not qualify for "sale" accounting under GAAP and therefore is consolidated in our Condensed Consolidated Balance Sheet as of June 30, 2019.

Financing Agreements

The following table details our financing agreements (dollars in thousands):

	June 30, 2019
	Maximum	Collateral	Borrowings
	Facility Size(A)	Assets(B)	Potential(C)	Outstanding	Available
Master Repurchase Agreements
Wells Fargo	$1,000,000	$612,923	$440,942	$425,134	$15,808
Morgan Stanley	750,000	673,875	491,012	491,012	—
Goldman Sachs	400,000	192,000	144,000	143,016	984
Term Lending Agreement
KREF Lending V	900,000	909,029	745,918	745,918	—
Asset Specific Financing
BMO Facility	300,000	197,558	158,046	142,267	15,779
Term Loan Facility	1,000,000	1,178,618	969,102	958,666	10,436
Revolver	250,000	—	250,000	—	250,000
	$4,600,000	$3,764,003	$3,199,020	$2,906,013	$293,007

(A)	Maximum facility size represents the largest amount of borrowings available under a given facility once sufficient collateral assets have been approved by the lender and pledged by us.

(B)	Represents the principal balance of the collateral assets.

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

Each of our existing master repurchase facilities includes "credit mark" features. "Credit mark" provisions in repurchase facilities are designed to keep the lenders' credit exposure constant as a percentage of the underlying collateral value of the assets pledged as security to them. If the underlying collateral value decreases, the gross amount of leverage available to us will be reduced as our assets are marked to market, which would reduce our liquidity. The lender under the applicable repurchase facility sets the valuation and any revaluation of the collateral assets in its sole, good faith discretion. As a contractual matter, the lender has the right to reset the value of the assets at any time based on then-current market conditions, but the market convention is to reassess valuations on a monthly, quarterly and annual basis using the financial information delivered pursuant to the facility documentation regarding the real property, borrower and guarantor under such underlying loans. Generally, if the lender determines (subject to certain conditions) that the market value of the collateral in a repurchase transaction has decreased by more than a defined minimum amount, the lender may require us to provide additional collateral or lead to margin calls that may require us to repay all or a portion of the funds advanced. We closely monitor our liquidity and intend to maintain sufficient liquidity on our balance sheet in order to meet any margin calls in the event of any significant decreases in asset values. As of June 30, 2019 and December 31, 2018, the weighted average haircut under our repurchase agreements was 28.4% and 25.8%, respectively (or 26.1% and 23.4%, respectively, if we had borrowed the maximum amount approved by its repurchase agreement counterparties as of such dates). In addition, our existing master repurchase facilities are not entirely term-matched financings and may mature before our CRE debt investments that represent underlying collateral to those financings. As we negotiate renewals and extensions of these liabilities, we may experience lower advance rates and higher pricing under the renewed or extended agreements.

Term Lending Agreement

In June 2019, we entered into a Master Repurchase and Securities Contract Agreement (the "Term Lending Agreement") with Morgan Stanley Mortgage Capital Holdings LLC ("Administrative Agent"), as administrative agent on behalf of Morgan Stanley Bank, N.A. ("Initial Buyer"), which provides for current and future financings of up to $900.0 million on a non-mark-to-market basis. Borrowings under the Term Lending Agreement are collateralized by certain loans, held for investment, and bear interest equal to one-month LIBOR, plus a 1.9% margin, inclusive of an ongoing administrative fee. Total outstanding borrowings under the Term Lending Agreement as of June 30, 2019 totaled $745.9 million. The Term Lending Agreement has an initial maturity of June 2021, subject to five one-year extension options, which may be exercised by us upon the satisfaction of certain customary conditions and thresholds.

Asset Specific Financing

In August 2018, we entered into a $200.0 million loan financing facility with BMO Harris Bank (the "BMO Facility”). During May 2019, KREF increased the borrowing capacity to $300.0 million. The facility provides asset-based financing on a non-mark-to-market basis with matched-term up to five years with partial recourse to the Company. As of June 30, 2019, there was $142.3 million outstanding on this facility. In connection with this facility, and in consideration for structuring and sourcing this arrangement, we are obligated to pay KKR Capital Markets ("KCM"), an affiliate of the Manager, a structuring fee equal to 0.35% of the respective committed loan advances under the agreement.

Term Loan Financing

In connection with our efforts to diversify our financing sources, further expand our non-mark-to-market borrowing base and reduce our exposure to market volatility, we entered into a term loan financing agreement in April 2018 with third party lenders for an initial borrowing capacity of $200.0 million that was increased to $1,000.0 million in October 2018 (“Term Loan

Facility”). The facility provides us with asset-based financing on a non-mark-to-market basis with matched term up to five years and is non-recourse to the Company. Borrowings under the facility are collateralized by senior loans, held-for-investment, and bear interest equal to one-month LIBOR plus a margin. As of June 30, 2019, the weighted average margin and interest rate on the facility were 1.5% and 3.9%, respectively. We are obligated to pay KCM a structuring fee equal to 0.75% of the respective committed loan advances, as defined.
The following table summarizes our borrowings under the Term Loan Facility (dollars in thousands):

	June 30, 2019
Term Loan Facility	Count	Outstanding Face Amount	Carrying Value	Wtd. Avg. Yield/Cost(A)	Guarantee(B)	Wtd. Avg. Term(C)
Collateral assets	13	$1,178,618	$1,168,885	L + 3.1%	n.a.	October 2023
Financing provided	n.a.	958,666	953,140	L + 1.8%	n.a.	October 2023

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

Revolving Credit Agreement

In December 2018, the Company entered into a $100.0 million corporate revolving credit facility (“Revolver”) administered by Morgan Stanley Senior Funding, Inc. In March 2019, the Company added new lenders under the Revolver increasing the borrowing capacity to $140.0 million. The borrowing capacity was further increased in April and May 2019 to $250.0 million. We may use our Revolver as a source of financing, which is designed to provide short-term liquidity to purchase loans or other eligible assets, pay operating expenses and borrow amounts for general corporate purposes. Borrowings under the Revolver bear interest at a per annum rate equal to the sum of (i) a floating rate index and (ii) a fixed margin.

Collateralized Loan Obligations

In November 2018, the Company financed a pool of loan participations from our existing loan portfolio through a managed collateralized loan obligation ("CLO" or "KREF 2018-FL1"). The CLO provides the Company with match-term financing on a non-mark-to-market and non-recourse basis. The CLO has a two-year reinvestment feature that allows principal proceeds of the collateral assets to be reinvested in qualifying replacement assets, subject to the satisfaction of certain conditions set forth in the indenture.

The following table outlines KREF 2018-FL1 collateral assets and respective borrowing as of June 30, 2019.

	June 30, 2019
Collateralized Loan Obligation	Count	Face Amount	Carrying Value	Wtd. Avg. Yield/Cost(B)	Wtd. Avg. Term(C)
Collateral assets(A)	23	$1,000,000	$1,000,000	L + 3.2%	April 2023
Financing provided	1	810,000	801,860	L + 1.8%	June 2036

(A)
Excluding $42.0 million in cash, collateral assets represent 19.8% of the face amount of the Company's senior loans as of June 30, 2019. As of June 30, 2019, 100% of the Company's loans financed through the CLO are floating rate loans.

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

Loan Participations Sold

In connection with our investments in commercial real estate loans, we finance certain investments through the syndication of a non-recourse, or limited-recourse, loan participation to an unaffiliated third party. Our presentation of the senior loan and related financing involved in the syndication depends upon whether GAAP recognized the transaction as a sale, though such differences in presentation do not generally impact our net stockholders’ equity or net income aside from timing differences in the recognition of certain transaction costs.

To the extent that GAAP recognizes a sale resulting from the syndication, we derecognize the participation in the senior/whole loan that we sold and continue to carry the retained portion of the loan as an investment. While we do not generally expect to recognize a material gain or loss on these sales, we would realize a gain or loss in an amount equal to the difference between the net proceeds received from the third party purchaser and our carrying value of the loan participation we sold at time of sale. Furthermore, we recognize interest income only on the portion of the senior loan that we retain as a result of the sale.

To the extent that GAAP does not recognize a sale resulting from the syndication, we do not derecognize the participation in the senior/whole loan that we sold. Instead, we recognize a loan participation sold liability in an amount equal to the principal of the loan participation syndicated less any unamortized discounts or financing costs resulting from the syndication. We continue to recognize interest income on the entire senior loan, including the interest attributable to the loan participation sold, as well as interest expense on the loan participation sold liability.

The following table details our loan participations sold (dollars in thousands):

	June 30, 2019
Loan Participations Sold	Count	Principal Balance	Carrying Value	Yield/Cost(A)	Guarantee	Term
Total loan	1	$286,184	$284,651	L + 3.3%	n.a.	June 2023
Pari passu loan syndication(B)	1	65,000	65,000	L + 2.8%	n.a.	June 2023

(A)	Our floating rate loans and related liabilities were indexed to one-month LIBOR. Our net interest rate exposure is in direct proportion to our net assets.

(B)
During the six months ended June 30, 2019, we recorded $0.4 million of interest income and $0.4 million of interest expense related to the pari passu loan syndicated, but continued to be consolidated under GAAP.

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

The following table details the subordinate interests retained on our balance sheet and the related non-consolidated senior interests (dollars in thousands):

	June 30, 2019
Non-Consolidated Senior Interests	Count	Principal Balance	Carrying Value	Yield/Cost(A)	Guarantee	Term
Total loan	1	$178,500	n.a.	L + 2.7%	n.a.	June 2024
Senior participation	1	142,800	n.a.	L + 1.6%	n.a.	June 2024
Subordinate interests retained		35,700

(A)	Our floating rate loans and related liabilities were indexed to one-month LIBOR. Our net interest rate exposure is in direct proportion to our net assets.

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

Borrowing Activities

The following tables provide additional information regarding our borrowings (dollars in thousands):

		Six Months Ended
		June 30, 2019
	Outstanding Face Amount at June 30, 2019	Average Daily Amount Outstanding(A)	Maximum Amount Outstanding	Weighted Average Daily Interest Rate
Wells Fargo	$425,134	$441,145	$512,298	4.3%
Morgan Stanley	491,012	333,743	615,161	4.5
Goldman Sachs	143,016	289,390	342,368	4.5
KREF Lending V	745,918	713,669	745,918	4.3
BMO Facility	142,267	114,570	142,267	4.2
Revolver	—	50,549	250,000	4.6
Term Loan Facility	958,666	785,946	958,666	3.9
Total/Weighted Average	$2,906,013	$2,026,366		4.2%

(A)     Represents the average for the period the debt was outstanding.

	Average Daily Amount Outstanding(A)
	Three Months Ended
	June 30, 2019	March 31, 2019
Wells Fargo	$391,527	$491,314
Morgan Stanley	395,960	270,835
Goldman Sachs	273,668	305,286
KREF Lending V	713,669	—
BMO Facility	128,320	100,667
Revolver	69,341	27,123
Term Loan Facility	849,273	721,915

(A)     Represents the average for the period the debt was outstanding.

Covenants—Each of our repurchase facilities, Term Lending Agreement and our Revolver contain customary terms and conditions, including, but not limited to, negative covenants relating to restrictions on our operations with respect to our status as a REIT, and financial covenants, such as:

•	an interest income to interest expense ratio covenant (1.5 to 1.0);

•
a minimum consolidated tangible net worth covenant (75.0% of the aggregate net cash proceeds of any equity issuances made and any capital contributions received by us and KKR Real Estate Finance Holdings L.P. (our "Operating Partnership") or up to approximately $880.2 million, depending on the agreement;

•	a cash liquidity covenant (the greater of $10.0 million or 5.0% of our recourse indebtedness);

•	a total indebtedness covenant (75.0% of our total assets, net of VIE liabilities);

As of June 30, 2019, we were in compliance with the covenants of our financing facilities.

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

In connection with our Term Lending Agreement, our Operating Partnership entered into a guarantee in favor of Morgan Stanley Mortgage Capital Holdings LLC, in its capacity as the Administrative Agent, under which our Operating Partnership guarantees the obligations of the KREF Lending V LLC under the agreement. The guarantee includes; in the case of certain defaults, up to a maximum liability of 25.0% of the then outstanding aggregate repurchase price under the agreement, and liability to indemnify the Administrative Agent against losses related to "bad boy" acts. In addition, the guarantee includes certain full recourses in the case of bankruptcy of the KREF Lending V LLC.

In connection with our BMO Facility, our Operating Partnership entered into a guarantee in favor of BMO Harris Bank, N.A., in its capacity as the Administrative Agent and Lender, under which our Operating Partnership guarantees the obligations of the Company's borrower entity, under the agreement. The guarantee includes; in the case of certain defaults, up to a maximum liability of 25.0% of the then current outstanding payment obligations under the agreement, and liability to indemnify the Administrative Agent and Lender against losses related to "bad boy" acts. In addition, the guarantee includes certain full recourse insolvency-related trigger events.

With respect to our Revolver, amounts borrowed are full recourse to us.

Results of Operations

The following table summarizes the changes in our results of operations for the three and six months ended June 30, 2019 and 2018 (dollars in thousands, except per share data):

	For the Three Months Ended June 30,		Increase (Decrease)		For the Six Months Ended June 30,		Increase (Decrease)
	2019	2018	Dollars	Percentage	2019	2018	Dollars	Percentage
Net Interest Income
Interest income	$62,944	$40,363	$22,581	55.9%	$127,695	$72,057	$55,638	77.2%
Interest expense	37,089	18,798	18,291	97.3	71,931	29,488	42,443	143.9
Total net interest income	25,855	21,565	4,290	19.9	55,764	42,569	13,195	31.0
Other Income
Realized gain on sale of investments	—	13,000	(13,000)	(100.0)	—	13,000	(13,000)	(100.0)
Change in net assets related to CMBS consolidated variable interest entities	(1,551)	(6,408)	4,857	(75.8)	(1,209)	2,081	(3,290)	(158.1)
Income from equity method investments	868	789	79	10.0	1,993	1,337	656	49.1
Other income	671	602	69	11.5	1,153	763	390	51.1
Total other income (loss)	(12)	7,983	(7,995)	(100.2)	1,937	17,181	(15,244)	(88.7)

Operating Expenses
General and administrative	2,781	1,686	1,095	64.9	5,142	4,349	793	18.2
Management fees to affiliate	4,288	3,913	375	9.6	8,575	7,852	723	9.2
Incentive compensation to affiliate	1,145	—	1,145	100.0	2,098	—	2,098	100.0
Total operating expenses	8,214	5,599	2,615	46.7	15,815	12,201	3,614	29.6
Income (Loss) Before Income Taxes, Noncontrolling Interests and Preferred Dividends	17,629	23,949	(6,320)	(26.4)	41,886	47,549	(5,663)	(11.9)
Income tax expense (benefit)	280	(33)	313	(948.5)	289	142	147	103.5
Net Income (Loss)	17,349	23,982	(6,633)	(27.7)	41,597	47,407	(5,810)	(12.3)
Redeemable Noncontrolling Interests in Income (Loss) of Consolidated Joint Venture	—	29	(29)	(100.0)	—	63	(63)	(100.0)
Net Income (Loss) Attributable to KKR Real Estate Finance Trust Inc. and Subsidiaries	17,349	23,953	(6,604)	(27.6)	41,597	47,344	(5,747)	(12.1)
Preferred Stock Dividends and Redemption Value Adjustment	(32)	470	(502)	(106.8)	(489)	581	(1,070)	(184.2)
Net Income (Loss) Attributable to Common Stockholders	$17,381	$23,483	$(6,102)	(26.0)%	$42,086	$46,763	(4,677)	(10.0)%

Net Income (Loss) Per Share of Common Stock
Basic	$0.30	$0.44	$(0.14)	(31.8)%	$0.73	$0.88	$(0.15)	(17.0)%
Diluted	$0.30	$0.44	$(0.14)	(31.8)%	$0.73	$0.88	$(0.15)	(17.0)%
Dividends Declared per Share of Common Stock	$0.43	$0.43	$—	—%	$0.86	$0.83	$0.03	3.6%

Net Interest Income

Net interest income increased $4.3 million and $13.2 million during the three and six months ended June 30, 2019, respectively, compared to the corresponding periods in 2018, primarily due to increased interest income as the principal balance of the Company's loan portfolio increased by $2.0 billion as well as an increase in LIBOR. This increase was partially offset by increased interest expense resulting from interest on amounts outstanding under our debt obligations used to finance investments in commercial loans, which also increased by $2.0 billion compared to June 30, 2018, as well as an increase in LIBOR. We recognized $4.1 million and $10.5 million of deferred loan fees and origination discounts accreted into interest income during the three and six months ended June 30, 2019, respectively; as compared to $1.8 million and $3.2 million during the corresponding periods in 2018. We also recorded $4.1 million and $8.1 million of deferred financing costs amortization during the three and six months ended June 30, 2019, respectively, as compared to $1.8 million and $2.5 million during the corresponding periods in 2018.

Other Income

Total other income decreased $8.0 million during the three months ended June 30, 2019, as compared to the three months ended June 30, 2018. This decrease was primarily due to a $13.0 million realized gain from the sale of CMBS B-Pieces in April 2018 recorded during the three months ended June 30, 2018. This realized gain was partially offset by the reversal of a $5.5 million unrealized gain on our CMBS B-Pieces that was realized in the second quarter of 2018. Additionally, we recorded a $2.2 million unrealized loss on our CMBS B-Pieces during the three months ended June 30, 2019, as compared to a $1.8 million unrealized loss during the corresponding period in 2018. Additionally, net interest income from our CMBS B-Pieces decreased from $0.9 million during the three months ended June 30, 2018 to $0.6 million during the three months ended June 30, 2019, primarily due to the sale of CMBS B-Piece investments in April 2018.

Total other income decreased $15.2 million during the six months ended June 30, 2019 as compared to the six months ended June 30, 2018. This decrease was primarily due to a $13.0 million realized gain from the sale of CMBS B-Pieces in April 2018 recorded during the six months ended June 30, 2018. Additionally, we recorded a $2.3 million unrealized loss on our CMBS B-Pieces during the six months ended June 30, 2019, as compared to a $1.9 million unrealized loss during the corresponding period in 2018. Net interest income from our CMBS B-Pieces decreased from $4.0 million during the six months ended June 30, 2018 to $1.1 million during the six months ended June 30, 2019, primarily due to the sale of CMBS B-Piece investments in April 2018.

Operating Expenses

Total operating expenses increased $2.6 million and $3.6 million during the three and six months ended June 30, 2019, respectively, as compared to the corresponding periods in 2018. This increase was primarily driven by $1.1 million and $2.1 million of incentive compensation recorded during the three and six months ended June 30, 2019, respectively; as the Company did not generate incentive fees during the corresponding periods in 2018. Additionally, the increase in total operating expenses was attributed to an increase in management fees of $0.4 million and $0.7 million during the three and six months ended June 30, 2019, compared to the corresponding period in 2018, primarily resulting from an increase in our equity from public offerings of 5.5 million shares of our common stock in 2018.

The following table provides additional information regarding total operating expenses (dollars in thousands):

	Three Months Ended
	June 30, 2019	March 31, 2019	December 31, 2018	September 30, 2018	June 30, 2018
Professional services	$839	$546	$604	$666	$959
Operating and other costs	899	824	819	692	454
Stock-based compensation	1,043	991	387	295	273
Total general and administrative expenses	2,781	2,361	1,810	1,653	1,686
Management fees to affiliate	4,288	4,287	4,330	4,164	3,913
Incentive compensation to affiliate	1,145	953	1,470	3,286	—
Total operating expenses	$8,214	$7,601	$7,610	$9,103	$5,599

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

Our primary sources of liquidity and capital sources have been derived from net proceeds from equity issuances, net advances from our secured financing agreements, inclusive of our revolver, net proceeds from collateralized loan obligations, net proceeds from issuance of convertible notes and cash flows from operations. We may seek additional sources of liquidity from syndicated financing, other borrowings (including borrowings not related to a specific investment) and future offerings of equity and debt securities. In addition, we may apply our existing cash and cash equivalents and cash flows from operations to any liquidity needs. As of June 30, 2019, our cash and cash equivalents were $182.7 million.

To facilitate future offerings of equity, debt and other securities, we have in place an effective shelf registration statement (the “Shelf”) with the SEC. The amount of securities that may be issued pursuant to this Shelf is not to exceed $750.0 million. The securities covered by this Shelf include: (i) common stock, (ii) preferred stock, (iii) depository shares, (iv) debt securities, (v) warrants, (vi) subscription rights, (vii) and purchase contracts, and (viii) units. The specifics of any future offerings, along with the use of proceeds of any securities offered, will be described in detail in a prospectus supplement, or other offering material, at the time of any offering. In February 2019, we entered into an equity distribution agreement with certain sales agents, pursuant to which we may sell, from time to time, up to an aggregate sales price of $100.0 million of our common stock, pursuant to a continuous offering program (the “ATM”), under the shelf. Sales of our common stock made pursuant to the ATM may be made in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act. We did not sell any shares of our common stock under the ATM during the six months ended June 30, 2019.

See Notes 4, 5, 6 and 9 to our condensed consolidated financial statements for additional details regarding our secured financing agreements, collateralized loan obligations, convertible notes and stock activity.

Debt-to-Equity Ratio and Total Leverage Ratio

The following table presents our debt-to-equity ratio and total leverage ratio:

	June 30, 2019	December 31, 2018
Debt-to-equity ratio(A)	1.7x	1.1x
Total leverage ratio(B)	3.4x	2.6x

(A)	Represents (i) total outstanding debt agreements (excluding non-recourse term loan facility) and convertible notes, less cash to (ii) total stockholders’ equity, in each case, at period end.

(B)
Represents (i) total outstanding debt agreements, convertible notes, loan participations sold (excluding pari passu loan syndications), non-consolidated senior interests and collateralized loan obligation, less cash to (ii) total stockholders’ equity, in each case, at period end.

Sources of Liquidity

Our primary sources of liquidity include cash and cash equivalents and available borrowings under our secured financing agreements, inclusive of our revolver. Amounts available under these sources as of the date presented are summarized in the following table (dollars in thousands):

	June 30, 2019	December 31, 2018
Cash and cash equivalents(A)	$182,732	$86,531
Available borrowings under master repurchase agreements	16,793	58,751
Available borrowings under term lending agreement	—	—
Available borrowings under asset specific financing	15,779	5,423
Available borrowings under revolving credit agreements	250,000	100,000
Available borrowings under term loan financing facility	10,436	33,637
Loan principal payments receivable, net(B)	7,927	—
	$483,667	$284,342

(A)	Includes $42.0 million held in CLO as of June 30, 2019.

(B)
Represents loan principal paid by the borrower to our third-party servicer, but not yet received by us as of June 30, 2019 and December 31, 2018. We generally receive these loan principal repayments from our third-party servicer in the following month's remittance, net of amounts we repay under our financing agreements.

In addition to our primary sources of liquidity, we have access to further liquidity through public offerings of debt and equity securities. Our existing loan portfolio also provides us with liquidity as loans are repaid or sold, in whole or in part, and the proceeds from repayment become available for us to invest.

Cash Flows

The following table sets forth changes in cash and cash equivalents for the six months ended June 30, 2019 and 2018 (dollars in thousands):

	For the Six Months Ended June 30,
	2019	2018	Increase (Decrease)
Cash Flows From Operating Activities	$40,181	$34,066	$6,115
Cash Flows From Investing Activities	(822,900)	(842,922)	20,022
Cash Flows From Financing Activities	878,920	746,098	132,822
Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	$96,201	$(62,758)	$158,959

Cash Flows from Operating Activities

Our cash flows from operating activities were primarily driven by our net interest income, which is driven by the income generated by our investments less financing costs. The following table sets forth interest received by, and paid for, our investments for the six months ended June 30, 2019 and 2018 (dollars in thousands):

	For the Six Months Ended June 30,
	2019	2018
Interest Received:
Senior and mezzanine loans	$116,984	$64,205
CMBS B-Pieces	1,122	4,872
	118,106	69,077
Interest Paid:
Borrowings secured by senior loans	67,459	23,000
Net interest collections	$50,647	$46,077

Our net interest collections were partially offset by cash used to pay management and incentive fees, as follows (dollars in thousands):

	For the Six Months Ended June 30,
	2019	2018	Increase (Decrease)
Management Fees to affiliate	$8,617	$7,831	$786
Incentive Fees to affiliate	2,098	—	2,098
Net decrease in cash and cash equivalents	$10,715	$7,831	$2,884

Cash Flows from Investing Activities

Our cash flows from investing activities were primarily driven by cash outflows to fund new loan originations and our commitments under existing loan investments, partially offset by cash inflows from the sale/syndication and principal repayments on our loan investments. During the six months ended June 30, 2019, we funded $1,784.8 million of senior loans and received $968.1 million from the sale/syndication and repayments of commercial mortgage loans. We also made an investment in CMBS, held through an equity method investee, of $6.2 million. During the six months ended June 30, 2018, we funded or purchased $1,002.5 million of senior and mezzanine loans and received $54.1 million of principal repayments on certain loans. During April 2018, we also sold four of our five CMBS trusts for net proceeds of $112.7 million. We also made a net investment in CMBS, held through an equity method investee, of $7.2 million.

Cash Flows from Financing Activities

Our cash flows from financing activities were primarily driven by proceeds from borrowings under our financing arrangements of $2,299.6 million during the six months ended June 30, 2019. Such cash inflows were partially offset by principal repayments of $1,359.3 million on borrowings under our financing agreements and the payment of $50.0 million in dividends during the six months ended June 30, 2019. During the six months ended June 30, 2018, our cash flows from financing activities were primarily driven by proceeds from borrowings under our repurchase agreements of $807.9 million and net proceeds from convertible debt financing of $139.4 million. These inflows were partially offset by principal repayment of $137.4 million and payment of $41.2 million in dividends.

Contractual Obligations and Commitments

The following table presents our contractual obligations and commitments (including interest payments) as of June 30, 2019 (dollars in thousands):

	Total	Less than 1 year	1 to 3 years	3 to 5 years	Thereafter
Recourse Obligations:
Master Repurchase Facilities(A)
Wells Fargo	$477,470	$17,477	$459,993	$—	$—
Morgan Stanley	553,900	21,001	532,899	—	—
Goldman Sachs	149,300	149,300	—	—	—
Term Lending Agreement(A)
KREF Lending V	842,055	32,104	809,951	—	—
Asset Specific Financing
BMO Facility	159,679	5,814	153,865	—	—
Total secured financing agreements	2,182,404	225,696	1,956,708	—	—
Convertible Notes	178,921	8,805	17,561	152,555	—
Future funding obligations(B)	532,550	276,926	255,624	—	—
RECOP commitment(C)	4,144	4,144	—	—	—
Revolver(D)	—	—	—	—	—
Total recourse obligations	2,898,019	515,571	2,229,893	152,555	—
Non-Recourse Obligations:
Collateralized Loan Obligations	961,746	30,416	60,665	870,665	—
Term Loan Financing	1,143,285	37,005	73,807	1,032,473	—
CMBS(E)	1,305,463	109,603	114,589	118,525	962,746
Total	$6,308,513	$692,595	$2,478,954	$2,174,218	$962,746

(A)
The allocation of repurchase facilities and Term Lending Agreement is based on the current maturity date of each individual borrowing under these facilities. The amounts include the related future interest payment obligations, which are estimated by assuming the amounts outstanding under these facilities and the interest rates in effect as of June 30, 2019 will remain constant into the future. This is only an estimate, as actual amounts borrowed and rates may vary over time. Amounts borrowed are subject to a maximum 25.0% recourse limit.

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

(C)	Amounts committed to invest in an aggregator vehicle alongside RECOP, which has a two-year investment period which ended in April 2019.

(D)
Any amounts borrowed are full recourse to certain subsidiaries of KREF. Includes principal and assumes interest outstanding over a one year period. Amounts are estimated based on the amount outstanding under the Revolver and the interest rate in effect as of June 30, 2019. This is only an estimate as actual amounts borrowed, the timing of repayments and interest rates may vary over time. The Revolver expires in December 2023.

(E)	Amounts relate to VIE liabilities that represent securities not beneficially owned by our stockholders, accordingly, the satisfaction of these liabilities will not require cash settlement by us.

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

Subsequent Events

Our subsequent events are detailed in Note 15 to our condensed consolidated financial statements

Off-Balance Sheet Arrangements

As described in Note 8 to our condensed consolidated financial statements, we have off-balance sheet arrangements related to VIEs that we account for using the equity method of accounting and in which we hold an economic interest or have a capital commitment. Our maximum risk of loss associated with our interests in these VIEs is limited to the carrying value of our investment in the entity and any unfunded capital commitments. As of June 30, 2019, we held $37.1 million of interests in such entities, which does not include a remaining commitment of $4.1 million to RECOP that we are required to fund when called.

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

As of June 30, 2019, a 100 basis point increase in credit yields would decrease our net book value by approximately $0.3 million, and a 100 basis point decrease in credit yields would increase our net book value by approximately $0.3 million, based on the investments we held on that date.

Interest Rate Risk

Generally, the composition of our investments is such that rising interest rates will increase our net income, while declining interest rates will decrease net income. As of June 30, 2019, 99.0% of our investments by total assets earned a floating rate of interest. The remaining 1.0% of our investments earned a fixed rate of interest. If interest rates were to decline, the value of these fixed-rate investments may increase and if interest rates were to increase, the value of these fixed-rate investments may fall; however, the interest income generated by these investments would not be affected by market interest rates. The interest rates we pay under our current repurchase agreements are floating rate. Accordingly, our interest expense will generally increase as interest rates increase and decrease as interest rates decrease.

As of June 30, 2019, a 50 basis point increase in short-term interest rates, based on a shift in the yield curve, would increase our cash flows by approximately $5.0 million during the 2019 fiscal year, whereas a 50 basis point decrease in short-term interest rates would increase our cash flows by approximately $1.9 million during the 2019 fiscal year, based on the net floating-rate exposure of the investments we held on that date.

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

Financing Risk

We finance our target assets using our repurchase facilities, our Term Lending Agreement, our Term Loan Financing, Asset Based Financing, collateralized loan obligations and through syndicating senior participations in our originated senior loans. Over time, as market conditions change, we may use other forms of leverage in addition to these methods of financing. Weakness or volatility in the financial markets, the commercial real estate and mortgage markets or the economy generally could adversely affect one or more of our lenders or potential lenders and could cause one or more of our lenders or potential lenders to be unwilling or unable to provide us with financing, or to decrease the amount of our available financing through a market to market, or to increase the costs of that financing.

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
Our management, with the participation of our Co-Chief Executive Officers and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2019. Based upon that evaluation, our Co-Chief Executive Officers and Chief Financial Officer concluded that, as of June 30, 2019, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) of the Exchange Act) occurred during the quarter ended June 30, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The section entitled “Litigation” appearing in Note 11 of our condensed consolidated financial statements included in this Form 10-Q is incorporated herein by reference.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities
In May 2018, our board of directors approved a $100.0 million share repurchase program, effective June 12, 2018, which was scheduled to expire on June 30, 2019. On June 17, 2019, we announced that our board of directors approved an extension of the program. The share repurchase program, as extended, permits us to repurchase up to $100.0 million of our common stock during the period from July 1, 2019 through June 30, 2020. Of this total authorized amount, $50.0 million may be covered by a pre-set trading plan meeting the requirements of Rule 10b5-1 under the Exchange Act that provides for repurchases of our common stock when the market price per share of our common stock is below book value per share (calculated in accordance with GAAP as of the end of the most recent period for which financial statements are available), and the remaining $50.0 million may be used for repurchases in the open market, or pursuant to pre-set trading plans meeting the requirements of Rule 10b5-1 under the Exchange Act, or in privately negotiated transactions, or otherwise.

We did not repurchase any shares of our common stock during the three months ended June 30, 2019.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description

10.1*	Master Repurchase and Securities Contract Agreement, dated as of June 27, 2019, among KREF Lending V LLC, Morgan Stanley Mortgage Capital Holdings LLC and Morgan Stanley Bank, N.A.

10.2	Guaranty Agreement, dated as of June 27, 2019, by KKR Real Estate Finance Holdings L.P. in favor of Morgan Stanley Mortgage Capital Holdings LLC for the benefit of Morgan Stanley Bank, N.A.

10.3	Third Amendment to Master Repurchase Agreement, dated June 7, 2019, between Morgan Stanley Bank, N.A. and KREF Lending IV LLC and KKR Real Estate Finance Holdings L.P.

31.1	Certificate of Christen E.J. Lee, Co-President and Co-Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Matthew A. Salem, Co-President and Co-Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certificate of Mostafa Nagaty, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

32.3	Certificate of Mostafa Nagaty, Chief Financial Officer, pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File, formatted in Inline XBRL.
_______________________

*    Certain schedules and exhibits to this agreement have been omitted in accordance with Item 601(a)(5) of Regulation S-K. The descriptions of the omitted schedules and exhibits are contained within the relevant agreement. A copy of any omitted schedule and/or exhibit will be furnished supplementally to the SEC upon request.

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

KKR REAL ESTATE FINANCE TRUST INC.

Date:	August 1, 2019	By:	/s/ Christen E.J. Lee
Name: Christen E.J. Lee
Title: Co-Chief Executive Officer and Co-President
(Co-Principal Executive Officer)

Date:	August 1, 2019	By:	/s/ Matthew A. Salem
Name: Matthew A. Salem
Title: Co-Chief Executive Officer and Co-President
(Co-Principal Executive Officer)

Date:	August 1, 2019	By:	/s/ Mostafa Nagaty
Name: Mostafa Nagaty
Title: Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)