Form 10-Q
period 2019-09-30
KKR Real Estate Finance Trust Inc.
filed 2019-10-30
CIK 1631596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019

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

The number of shares of the registrant's common stock, par value $0.01 per share, outstanding as of October 30, 2019 was 57,486,583.

KKR REAL ESTATE FINANCE TRUST INC.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2019

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

PART I — FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

KKR Real Estate Finance Trust Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)
(Amounts in thousands, except share and per share data)

	September 30, 2019	December 31, 2018(A)
Assets
Cash and cash equivalents	$74,517	$86,531
Commercial mortgage loans, held-for-investment, net	5,077,038	4,001,820
Equity method investments, at fair value	37,230	30,734
Accrued interest receivable	17,929	16,178
Other assets	4,720	3,596
Commercial mortgage loans held in variable interest entities, at fair value	—	1,092,986
Total Assets	$5,211,434	$5,231,845

Liabilities and Equity
Liabilities
Secured financing agreements, net	$3,038,591	$1,951,049
Collateralized loan obligation, net	802,692	800,346
Convertible notes, net	138,725	137,688
Loan participations sold, net	65,000	85,465
Accounts payable, accrued expenses and other liabilities	3,241	4,529
Dividends payable	24,972	25,097
Accrued interest payable	9,447	7,516
Due to affiliates	4,695	4,712
Variable interest entity liabilities, at fair value	—	1,080,255
Total Liabilities	4,087,363	4,096,657

Commitments and Contingencies (Note 11)

Temporary Equity
Redeemable preferred stock	2,102	2,846

Permanent Equity
Preferred stock, 50,000,000 authorized (1 share with par value of $0.01 issued and outstanding as of September 30, 2019 and December 31, 2018)	—	—
Common stock, 300,000,000 authorized (57,423,911 and 57,596,217 shares with par value of $0.01 issued and outstanding as of September 30, 2019 and December 31, 2018, respectively)	574	576
Additional paid-in capital	1,166,016	1,163,845
Accumulated deficit	(8,663)	(225)
Repurchased stock, 1,862,689 and 1,649,880 shares repurchased as of September 30, 2019 and December 31, 2018, respectively	(35,958)	(31,854)
Total KKR Real Estate Finance Trust Inc. stockholders’ equity	1,121,969	1,132,342
Total Permanent Equity	1,121,969	1,132,342
Total Liabilities and Equity	$5,211,434	$5,231,845

(A)    Derived from the audited consolidated financial statements as of December 31, 2018.

See Notes to Condensed Consolidated Financial Statements.

KKR Real Estate Finance Trust Inc. and Subsidiaries

Condensed Consolidated Statements of Income (Unaudited)
(Amounts in thousands, except share and per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Net Interest Income
Interest income	$74,223	$51,895	$201,918	$123,952
Interest expense	45,596	23,337	117,527	52,825
Total net interest income	28,627	28,558	84,391	71,127
Other Income
(Loss) gain on sale of investments	(429)	—	(2,759)	13,000
Change in net assets related to CMBS consolidated variable interest entities	544	379	1,665	2,460
Income from equity method investments	1,321	747	3,314	2,084
Other income	853	476	2,006	1,239
Total other income (loss)	2,289	1,602	4,226	18,783

Operating Expenses
General and administrative	2,704	1,653	7,846	6,002
Management fees to affiliate	4,280	4,164	12,855	12,016
Incentive compensation to affiliate	—	3,286	2,098	3,286
Total operating expenses	6,984	9,103	22,799	21,304

Income (Loss) Before Income Taxes, Noncontrolling Interests and Preferred Dividends	23,932	21,057	65,818	68,606
Income tax expense (benefit)	77	85	366	227
Net Income (Loss)	23,855	20,972	65,452	68,379
Redeemable Noncontrolling Interests in Income (Loss) of Consolidated Joint Venture	—	—	—	63
Net Income (Loss) Attributable to KKR Real Estate Finance Trust Inc. and Subsidiaries	23,855	20,972	65,452	68,316
Preferred Stock Dividends and Redemption Value Adjustment	238	151	(251)	395
Net Income (Loss) Attributable to Common Stockholders	$23,617	$20,821	$65,703	$67,921

Net Income (Loss) Per Share of Common Stock
Basic	$0.41	$0.37	$1.14	$1.26
Diluted	$0.41	$0.37	$1.14	$1.25
Weighted Average Number of Shares of Common Stock Outstanding
Basic	57,420,140	55,903,126	57,406,802	54,111,272
Diluted	57,549,066	55,921,655	57,511,292	54,132,331

Dividends Declared per Share of Common Stock	$0.43	$0.43	$1.29	$1.26

See Notes to Condensed Consolidated Financial Statements.

KKR Real Estate Finance Trust Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Equity (Unaudited)
(Amounts in thousands, except share data)

	Permanent Equity								Temporary Equity
	KKR Real Estate Finance Trust Inc.
	Preferred Stock		Common Stock
	Shares	Stated Value	Shares	Par Value	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Repurchased Stock	Total KKR Real Estate Finance Trust Inc. Stockholders' Equity	Redeemable Noncontrolling Interests in Equity of Consolidated Joint Venture	Redeemable Preferred Stock
Balance at December 31, 2018	1	$—	57,596,217	$576	$1,163,845	$(225)	$(31,854)	$1,132,342	$—	$2,846
Repurchase of common stock	—	—	(212,809)	(2)	—	—	(4,104)	(4,106)	—	—
Offering costs	—	—	—	—	(518)	—	—	(518)	—	—
Preferred dividends declared, per share	—	—	—	—	—	—	—	—	—	(161)
Common dividends declared, $0.43 per share	—	—	—	—	—	(24,761)	—	(24,761)	—	—
Adjustment of redeemable preferred stock to redemption value	—	—	—	—	—	618	—	618	—	(618)
Stock-based compensation	—	—	—	—	991	—	—	991	—	—
Net income (loss)	—	—	—	—	—	24,087	—	24,087	—	161
Balance at March 31, 2019	1	$—	57,383,408	$574	$1,164,318	$(281)	$(35,958)	$1,128,653	$—	$2,228
Preferred dividends declared, per share	—	—	—	—	—	—	—	—	—	(165)
Common dividends declared, $0.43 per share	—	—	—	—	—	(24,688)	—	(24,688)	—	—
Adjustment of redeemable preferred stock to redemption value	—	—	—	—	—	197	—	197	—	(197)
Stock-based compensation	—	—	29,661	*	658	—	—	658	—	—
Net income (loss)	—	—	—	—	—	17,184	—	17,184	—	165
Balance at June 30, 2019	1	$—	57,413,069	$574	$1,164,976	$(7,588)	$(35,958)	$1,122,004	$—	$2,031
Preferred dividends declared, per share	—	—	—	—	—	—	—	—	—	(167)
Common dividends declared, $0.43 per share	—	—	—	—	—	(24,692)	—	(24,692)	—	—
Adjustment of redeemable preferred stock to redemption value	—	—	—	—	—	(71)	—	(71)	—	71
Stock-based compensation	—	—	10,842	*	1,040	—	—	1,040	—	—
Net income (loss)	—	—	—	—	—	23,688	—	23,688	—	167
Balance at September 30, 2019	1	$—	57,423,911	$574	$1,166,016	$(8,663)	$(35,958)	$1,121,969	$—	$2,102

* Rounds to zero

KKR Real Estate Finance Trust Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Equity (Unaudited)
(Amounts in thousands, except share data)

	Permanent Equity								Temporary Equity
	KKR Real Estate Finance Trust Inc.
	Preferred Stock		Common Stock
	Shares	Stated Value	Shares	Par Value	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Repurchased Stock	Total KKR Real Estate Finance Trust Inc. Stockholders' Equity	Redeemable Noncontrolling Interests in Equity of Consolidated Joint Venture	Redeemable Preferred Stock
Balance at December 31, 2017	1	$—	53,685,440	$537	$1,052,851	$6,280	$(523)	$1,059,145	$3,090	$949
Repurchase of common stock	—	—	(609,865)	(6)	—	—	(11,912)	(11,918)	—	—
Preferred dividends declared, per share	—	—	—	—	—	—	—	—	—	(111)
Common dividends declared, $0.40 per share	—	—	—	—	—	(21,230)	—	(21,230)	—	—
Capital distributions	—	—	—	—	—	—	—	—	(1,795)	—
Stock-based compensation	—	—	—	—	1,018	—	—	1,018	—	—
Net income (loss)	—	—	—	—	—	23,280	—	23,280	34	111
Balance at March 31, 2018	1	$—	53,075,575	$531	$1,053,869	$8,330	$(12,435)	$1,050,295	$1,329	$949
Repurchase of common stock	—	—	(77,944)	(1)	—	—	(1,536)	(1,537)	—	—
Equity component of convertible notes	—	—	—	—	1,800	—	—	1,800	—	—
Preferred dividends declared, per share	—	—	—	—	—	—	—	—	—	(133)
Common dividends declared, $0.43 per share	—	—	—	—	—	(22,804)	—	(22,804)	—	—
Adjustment of redeemable preferred stock to redemption value	—	—	—	—	—	(337)	—	(337)	—	337
Capital distributions and redemptions	—	—	—	—	—	—	—	—	(1,358)	—
Stock-based compensation	—	—	34,259	*	(127)	—	—	(127)	—	—
Net income (loss)	—	—	—	—	—	23,820	—	23,820	29	133
Balance at June 30, 2018	1	$—	53,031,890	$530	$1,055,542	$9,009	$(13,971)	$1,051,110	$—	$1,286
Issuance of stock	—	—	5,000,000	50	99,450	—	—	99,500	—	—
Repurchase of common stock	—	—	(9,300)	—	—	—	(184)	(184)	—	—
Offering cost	—	—	—	—	(1,174)	—	—	(1,174)	—	—
Preferred dividends declared, per share	—	—	—	—	—	—	—	—	—	(151)
Adjustment of redeemable preferred stock to redemption value	—	—	—	—	—	884	—	884	—	(884)
Common dividends declared, $0.43 per share	—	—	—	—	—	(24,951)	—	(24,951)	—	—
Stock-based compensation	—	—	—	—	295	—	—	295	—	—
Net income (loss)	—	—	—	—	—	20,821	—	20,821	—	151
Balance at September 30, 2018	1	$—	58,022,590	$580	$1,154,113	$5,763	$(14,155)	$1,146,301	$—	$402

* Rounds to zero.
See Notes to Condensed Consolidated Financial Statements.

KKR Real Estate Finance Trust Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)
(Amounts in thousands)

	For the Nine Months Ended September 30,
	2019	2018
Cash Flows From Operating Activities
Net income (loss)	$65,452	$68,379
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of deferred debt issuance costs and discounts	12,475	4,338
Accretion of net deferred loan fees and discounts	(14,655)	(7,206)
Change in non-cash net assets of consolidated variable interest entities	—	2,144
Loss (Gain) on sale of investment securities	2,759	(13,000)
(Income) from equity method investments	(989)	(2,084)
Stock-based compensation expense	3,075	1,190
Changes in operating assets and liabilities:
Accrued interest receivable, net	(1,563)	(3,130)
Other assets	233	(580)
Due to affiliates	(17)	1,758
Accounts payable, accrued expenses and other liabilities	(456)	867
Accrued interest payable	1,931	4,753
Net cash provided by (used in) operating activities	68,245	57,429

Cash Flows From Investing Activities
Proceeds from sales of commercial mortgage-backed securities	9,784	112,747
Proceeds from sale/syndication and principal repayments of commercial mortgage loans, held-for-investment	1,169,515	318,996
Origination of commercial mortgage loans, held-for-investment	(2,250,958)	(1,695,188)
Investment in commercial mortgage-backed securities, equity method investee	(6,245)	(9,770)
Proceeds from commercial mortgage-backed securities, equity method investee	—	1,157
Net cash provided by (used in) investing activities	(1,077,904)	(1,272,058)

Cash Flows From Financing Activities
Proceeds from borrowings under secured financing agreements	2,745,759	1,607,725
Net proceeds from issuance of convertible notes	—	139,438
Proceeds from issuances of common stock	—	99,500
Payments of common stock dividends	(74,261)	(63,898)
Payments of preferred stock dividends	(499)	(227)
Principal repayments on borrowings under secured financing agreements	(1,660,814)	(451,026)
Payments of debt and collateralized debt obligation issuance costs	(6,911)	(9,702)
Payments of stock issuance costs	(1,138)	(1,137)
Payments of redeemable noncontrolling interest distributions and redemptions	—	(3,153)
Payments to reacquire common stock	(4,106)	(13,640)
Tax withholding on stock-based compensation	(385)	—
Net cash provided by (used in) financing activities	997,645	1,303,880

Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	(12,014)	89,251
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	86,531	103,520
Cash, Cash Equivalents, and Restricted Cash at End of Period	$74,517	$192,771

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$106,000	$41,161
Cash paid during the period for income taxes	364	754

Supplemental Schedule of Non-Cash Investing and Financing Activities
Loan Principal Payments Held by Servicer	$—	$16,500
Dividend declared, not yet paid	24,972	25,235
Loan Participations Sold, Net (Note 7)	65,798	1,886
Funding of commercial loans, held for investment	(65,798)	(1,886)
Loan Participations Sold, Net (Note 7)	(86,678)	—
Repayment of commercial loans, held for investment	86,678	—
Deconsolidation of variable interest entities (assets and liabilities)	1,047,346	—

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

As of September 30, 2019, KKR beneficially owned 22,008,616 shares of KREF's common stock, of which 2,008,616 shares were held by KKR on behalf of a third-party investor.

As of September 30, 2019, KREF's principal business activities are related to the origination and purchase of credit investments related to CRE. Management assesses performance of KREF's current portfolio of leveraged and unleveraged commercial mortgage loans and commercial mortgage-backed securities ("CMBS") as a whole and makes operating decisions accordingly. As a result, management presents KREF's operations within a single reporting segment.

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

CMBS — KREF consolidates those trusts that issue beneficial ownership interests in mortgage loans secured by CRE (commonly known as CMBS) when KREF holds a variable interest in, and management considers KREF to be the primary beneficiary of, those trusts. Management believes the performance of the assets that underlie CMBS issuances most significantly impacts the economic performance of the trust, and the primary beneficiary is generally the entity that conducts activities that most significantly impact the performance of the underlying assets. In particular, the most subordinate tranches of CMBS expose the holder to the greater variability of economic performance when compared to more senior tranches since the subordinate tranches absorb a disproportionately higher amount of the credit risk related to the underlying assets. Generally, a trust designates the most junior subordinate tranche outstanding as the controlling class, which entitles the holder of the controlling class to unilaterally appoint and remove the special servicer for the trust. The special servicer is responsible for the servicing and administration of delinquent and nonperforming loans as well as real estate owned ("REO") properties held as collateral delivered on foreclosed loans. While the special servicer cannot prevent losses, its services to the trust are designed to mitigate credit losses to holders of the CMBS.

For any CMBS trust that KREF consolidates, KREF holds an unrated tranche that represents the most subordinated tranche of the CMBS issued by that trust, which include the controlling class. As the holder of the most subordinate tranche, KREF is in a first loss position and has the right to receive benefits. As the holder of the controlling class, KREF has the ability to unilaterally appoint and remove the special servicer for the trust. In these cases, management considers KREF to be the primary beneficiary and consolidates that CMBS trust.

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

KREF derives the fair value of its Level 3 CMBS VIE assets from its Level 3 CMBS VIE liabilities, which management considers to possess more observable market value data than the CMBS VIE assets. See "— Fair Value — Valuation of CMBS Consolidated VIEs" for additional discussion regarding management's valuation of consolidated CMBS VIEs. During the three months ended September 30, 2019, KREF sold the remaining directly held CMBS investments, including an unrated tranche that represented the most subordinated tranche of the CMBS issued by that trust, including the controlling class. Accordingly, KREF deconsolidated the respective CMBS trust as of September 30, 2019 (Note 8).

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

Temporary Equity — KREF determined that the Special Non-Voting Preferred Stock (“SNVPS”) became redeemable in the second quarter of 2018. As a result, starting with the second quarter of 2018, KREF adjusts the carrying value of the SNVPS to its redemption value quarterly. Accordingly, KREF adjusted the carrying value of the SNVPS to its redemption value of $2.1 million as of September 30, 2019 and recorded a $0.1 million and ($0.7) million non-cash redemption value adjustment to the SNVPS (“SNVPS Redemption Value Adjustment”) during the three and nine months ended September 30, 2019, respectively. Such adjustment is treated similar to a dividend on preferred stock for GAAP purposes, accordingly, the SNVPS Redemption Value Adjustment is therefore deducted from (or added back to) “Net Income (loss) Attributable to KKR Real Estate Finance Trust Inc. and Subsidiaries” to arrive at “Net Income (Loss) Attributable to Common Stockholders” on KREF's Condensed Consolidated Statements of Income.

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

Management determined that its investment in an aggregator vehicle alongside KKR Real Estate Credit Opportunity Partners L.P. ("RECOP I ") is an interest in a VIE, however KREF is not the primary beneficiary and does not have substantive participating or kick-out rights. Management elected the fair value option for KREF's investment in RECOP I. KREF records its

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollars in tables in thousands, except per share amounts)

share of net asset value in RECOP I as “Equity method investments, at fair value” in its Condensed Consolidated Balance Sheets and its share of unrealized gains or losses in "Income from equity method investments" in its Condensed Consolidated Statements of Income.

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
Valuation Process — The Manager reviews the valuation of Level 3 financial instruments as part of KKR's quarterly process. As of September 30, 2019, KKR’s valuation process for Level 3 measurements, as described below, subjected valuations to the review and oversight of various committees. KKR has a global valuation committee assisted by the asset class-specific valuation committees, including a real estate valuation committee that reviews and approves all preliminary Level 3 valuations for real estate assets, including the financial instruments held by KREF. The global valuation committee is responsible for coordinating and implementing KKR’s valuation process to ensure consistency in the application of valuation principles across portfolio investments and between periods. All Level 3 valuations are also subject to approval by the global valuation committee.

Valuation of Commercial Mortgage Loans and Participation Sold — Management generally considers KREF's commercial mortgage loans Level 3 assets in the fair value hierarchy as such assets are illiquid, structured investments that are specific to the property and its operating performance. On a quarterly basis, management engages an independent valuation firm to estimate the fair value of each loan categorized as a Level 3 asset. Management reviews the quarterly loan valuation estimates provided by the independent valuation firm. These loans are generally valued using a discounted cash flow model using discount rates derived from observable market data applied to the capital structure of the respective sponsor and estimated property value. For commercial mortgage loans risk-rated 1-3, the loans are valued using a discounted cash flow model using discount rates derived from relevant market indices. For commercial mortgage loans risk-rated 4 or 5, the loans are valued using a discounted cash flow model using discount rates derived from relevant market indices and estimates of the underlying property's value to assess collateral coverage and recovery of principal and any accrued interest. In the event that management's estimate of fair value differs from the fair value estimate provided by the independent valuation firm, KREF ultimately relies solely upon the valuation prepared by the investment personnel of the Manager.

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

Valuation of CMBS Consolidated VIEs — Management categorizes the financial assets and liabilities of the CMBS trusts that KREF consolidates as Level 3 assets and liabilities in the fair value hierarchy and has elected the fair value option for financial assets and liabilities of each CMBS trust. Management has adopted the measurement alternative included in Accounting Standards Update ("ASU") No. 2014-13, Measuring the Financial Assets and the Financial Liabilities of a Consolidated Collateralized Financing Entity ("ASU 2014-13"). Pursuant to ASU 2014-13, management measures both the financial assets and financial liabilities of the CMBS trusts consolidated by KREF using the fair value of the financial liabilities, which management considers more observable than the fair value of the financial assets. Accordingly, KREF presents the CMBS issued by a consolidated trust, but not beneficially owned by KREF's stockholders, as financial liabilities in KREF's condensed consolidated financial statements, measured at their estimated fair value; KREF measures the financial assets as the total estimated fair value of the CMBS issued by a consolidated trust, regardless of whether such CMBS represent interests beneficially owned by KREF's stockholders. Under the measurement alternative prescribed by ASU 2014-13, KREF's "Net Income (Loss)" reflects the economic interests in the consolidated CMBS beneficially owned by KREF's stockholders, presented as "Change in net assets related to CMBS consolidated variable interest entities" in the Condensed Consolidated Statements of Income, which includes applicable (i) changes in the fair value of CMBS beneficially owned by KREF, (ii) interest and servicing fees earned from the CMBS trust and (iii) other residual returns or losses of the CMBS trust, if any (Note 8).

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

KREF must also maintain sufficient cash and cash equivalents to satisfy liquidity covenants related to its secured financing agreements. However, such amounts are not restricted from use in KREF's current operations, and KREF does not present these cash and cash equivalents as restricted. As of September 30, 2019 and December 31, 2018, KREF was required to maintain unrestricted cash and cash equivalents of at least $39.2 million and $15.2 million, respectively, to satisfy its liquidity covenants (Note 4).

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

Commercial Mortgage-Backed and Commercial Real Estate Collateralized Loan Obligation Securities — From time to time, KREF may acquire CMBS and CRE CLO securities primarily for cash management purposes, and also for investment purposes. The Company designates such CMBS and CRE CLO securities as available-for-sale on the acquisition date. Additionally, CMBS and CRE CLO securities that are not classified as held-to-maturity and which KREF does not hold for the purpose of selling in the near-term, but may dispose of prior to maturity, are also designated as available-for-sale and are carried at fair value. KREF’s recognition of interest income from its CMBS and CRE CLO securities, including its amortization of premium and discount, follows KREF’s revenue recognition policy as described under “Income Recognition” below. Available-for-sale securities are carried at fair value, with changes in fair value recognized in Other Comprehensive Income. KREF uses a specific identification method when determining the cost of a security sold and the amount of unrealized gain or loss reclassified from Accumulated Other Comprehensive Income (Loss) into earnings. Unrealized losses on securities that, in the judgment of management, are other than temporary are charged against earnings as a loss in the condensed consolidated statements of income and comprehensive income.

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

Convertible Notes, Net — KREF accounts for its convertible debt with a cash conversion feature in accordance with ASC 470-20 “Debt with Conversion and Other Options” which requires the liability and equity components of convertible debt instruments that may be settled in cash upon conversion, including partial cash settlement, to be separately accounted for in a manner that reflects the issuer’s nonconvertible debt borrowing rate. The initial proceeds from the sale of convertible notes are allocated between a liability component and an equity component in a manner that reflects interest expense at the rate of similar

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollars in tables in thousands, except per share amounts)

nonconvertible debt that could have been issued at such time. The equity component represents the excess initial proceeds received over the fair value of the liability component of the notes as of the date of issuance. KREF measured the estimated fair value of the debt component of the 6.125% convertible senior notes due May 15, 2023 (“Convertible Notes”) as of the issuance date based on KREF’s nonconvertible debt borrowing rate. The equity component of the Convertible Notes is reflected within additional paid-in capital on the Condensed Consolidated Balance Sheets, and the resulting debt discount is amortized over the period during which such Convertible Notes are expected to be outstanding (through the maturity date) as additional non-cash interest expense using the interest method, or on a straight line basis when it approximates the interest method. The additional non-cash interest expense attributable to such convertible notes will increase in subsequent periods through the maturity date as the notes accrete to their par value over the same period (Note 6).

Loan Participations Sold, Net — In connection with its investments in CRE loans, KREF finances certain investments through the syndication of non-recourse, or limited-recourse, loan participation to unaffiliated third parties. KREF’s presentation of the senior loan and related financing involved in the syndication depends upon whether GAAP recognized the transaction as a sale, though such differences in presentation do not generally impact KREF’s net stockholders’ equity or net income aside from timing differences in the recognition of certain transaction costs.

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
Other Assets and Accounts Payable, Accrued Expenses and Other Liabilities — As of September 30, 2019, other assets primarily included $2.6 million of deferred financing costs related to KREF's corporate revolving credit facility (Note 4). As of December 31, 2018, other assets included $1.4 million of deferred financing costs related to KREF's revolving credit facility and $1.3 million of collateralized loan obligations interest receivable on collateral assets held by a third-party servicer. As of September 30, 2019, accounts payable, accrued expenses and other liabilities mainly consisted of $2.8 million of accrued expenses and $0.5 million of good faith deposits. As of December 31, 2018, accounts payable, accrued expenses and other liabilities included $2.0 million of accrued share buybacks and $1.0 million of accrued deferred financing costs and offering costs.

Special Non-Voting Preferred Stock — Equity instruments that are redeemable for cash or other assets are classified as temporary equity if the instrument is redeemable, at the option of the holder, at a fixed or determinable price on a fixed or determinable date or upon the occurrence of an event that is not solely within the control of the issuer. Redeemable equity instruments are initially carried at the fair value of the equity instrument at the issuance date, which is subsequently adjusted at each balance sheet date if the instrument is currently redeemable or probable of becoming redeemable. KREF accounted for the SNVPS as redeemable preferred stock since a third party holds a redemption option, exercisable after May 5, 2018, and such redemption is not solely within KREF's control. The SNVPS became redeemable in the second quarter of 2018. As a result, starting with the second quarter of 2018, KREF adjusts the carrying value of the SNVPS to its redemption value quarterly. Accordingly, KREF adjusted the carrying value of the SNVPS to its redemption value of $2.1 million as of September 30, 2019 and recorded a $0.1 million and ($0.7) million non-cash SNVPS Redemption Value Adjustment during the three and nine months ended September 30, 2019, respectively.

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

Management considers loans to be past due when a monthly payment is due and unpaid for 60 days or more. Loans are placed on nonaccrual status and considered non-performing when full payment of principal and interest is in doubt, which generally occurs when principal or interest is 120 days or more past due unless the loan is both well secured and in the process of collection. Management may return a loan to accrual status when repayment of principal and interest is reasonably assured under the terms of the restructured loan. As of September 30, 2019, KREF did not hold any loans that management placed on nonaccrual status or otherwise considered past due.

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

As of September 30, 2019 and December 31, 2018, KREF did not have any material deferred tax assets or liabilities arising from future tax consequences attributable to differences between the carrying amounts of existing assets and liabilities in accordance with GAAP and their respective tax bases.

KREF recognizes tax benefits for uncertain tax positions only if it is more likely than not that the position is sustainable based on its technical merits. Interest and penalties on uncertain tax positions are included as a component of the provision for income taxes in KREF's Condensed Consolidated Statements of Income. As of September 30, 2019, KREF did not have any material uncertain tax positions.

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

Recent Accounting Pronouncements

Credit Losses

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses. The standard, known as the Current Expected Credit Loss ("CECL") model, amends the existing credit loss model to reflect a reporting entity's current estimate of all expected credit losses, not only based on historical experience and current conditions, but also by including reasonable and supportable forecasts incorporating forward-looking information. The guidance also requires a cumulative-effect adjustment to retained earnings as of the beginning of the reporting period of adoption. In addition, for available-for-sale debt securities, the new guidance replaces the other-than-temporary impairment model, and requires the recognition of an allowance for reductions in a security's fair value attributable to declines in credit quality, instead of a direct write-down of the security, when a valuation decline is determined to be other-than-temporary. ASU No. 2016-13 is effective for KREF in the first quarter of 2020. Early adoption is permitted beginning in the first quarter of 2019.

While KREF is currently evaluating the impact that ASU 2016-13 will have on KREF's consolidated financial statements, we expect that the adoption will result in an increased amount of provisions for potential loan losses as well as the recognition of such provisions earlier in the credit cycle. KREF currently does not have any provision for loan losses recorded in the condensed consolidated financial statements.

FASB Codification Updates

In July 2019, the FASB issued ASU 2019-07, which includes updates related to certain SEC guidance in the FASB accounting standards codification to add certain SEC final rules that address financial reporting and disclosures. The ASU became effective on July 26, 2019. The adoption of this ASU did not have a material impact on the condensed consolidated financial statements or disclosures.

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollars in tables in thousands, except per share amounts)

Note 3. Commercial Mortgage Loans

The following table summarizes KREF's investments in commercial mortgage loans as of September 30, 2019 and December 31, 2018:

				Weighted Average
Loan Type	Outstanding Face Amount	Carrying Value	Loan Count	Floating Rate Loan %(A)	Coupon(A)	Life (Years)(B)
September 30, 2019
Loans held-for-investment
Senior loans(C)	$5,064,968	$5,036,519	36	100.0%	5.3%	3.8
Mezzanine loans	41,400	40,519	2	86.7	9.6	4.1
	$5,106,368	$5,077,038	38	99.9%	5.3%	3.8
December 31, 2018
Loans held-for-investment
Senior loans(C)	$3,970,856	$3,946,086	33	100.0%	6.0%	3.7
Mezzanine loans	55,857	55,734	8	53.0	12.0	4.1
	$4,026,713	$4,001,820	41	99.3%	6.0%	3.7

(A)
Average weighted by outstanding face amount of loan. Weighted average coupon assumes the greater of applicable one-month LIBOR rates of 2.02% and 2.50% as of September 30, 2019 and December 31, 2018, respectively, or the applicable contractual LIBOR floor.

(B)	The weighted average life of each loan is based on the expected timing of the receipt of contractual cash flows assuming all extension options are exercised by the borrower.

(C)
Senior loans may include accommodation mezzanine loans in connection with the senior mortgage financing. Also, includes loan participations sold with a face amount of $65.0 million and $85.9 million, and a carrying value of $65.0 million and $85.6 million as of September 30, 2019 and December 31, 2018, respectively. Includes CLO loan participations of $1.0 billion and $1.0 billion as of September 30, 2019 and December 31, 2018, respectively.

Activity — For the nine months ended September 30, 2019, the loan portfolio activity was as follows:

	Held-for-Investment	Held-for-Sale	Total
Balance at December 31, 2018	$4,001,820	$—	$4,001,820
Purchases and originations, net(A)	2,316,756	—	2,316,756
Proceeds from sales and principal repayments(B)	(1,256,193)	—	(1,256,193)
Accretion of loan discount and other amortization, net(C)	14,655	—	14,655
Balance at September 30, 2019	$5,077,038	$—	$5,077,038

(A)	Net of applicable premiums, discounts and deferred loan origination costs. Includes fundings on previously originated loans.

(B)	Includes $142.8 million in net proceeds from non-recourse sale of senior interests and $65.0 million in proceeds from pari passu loan syndication.

(C)	Includes accretion of applicable discounts and deferred loan origination costs.

As of September 30, 2019 and December 31, 2018, there was $29.3 million and $24.9 million, respectively, of unamortized deferred loan fees and discounts included in commercial mortgage loans, held-for-investment, net in the Condensed Consolidated Balance Sheets. KREF recognized prepayment fee income and net accelerated fees of $0.0 million and $0.3 million, respectively, during the three months ended September 30, 2019; and $0.2 million and $3.1 million, respectively, during the nine months ended September 30, 2019.

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

September 30, 2019				December 31, 2018
Risk Rating	Number of Loans	Net Book Value(A)	Total Loan Exposure(A)(B)	Risk Rating	Number of Loans	Net Book Value	Total Loan Exposure(B)
1	1	$85,677	$86,000	1	—	$—	$—
2	6	562,404	564,890	2	8	466,742	468,860
3	31	4,363,957	4,534,078	3	33	3,535,078	3,625,008
4	—	—	—	4	—	—	—
5	—	—	—	5	—	—	—
	38	$5,012,038	$5,184,968		41	$4,001,820	$4,093,868

(A)	Excludes $65.0 million pari passu loan syndication as of September 30, 2019.

(B)
In certain instances, KREF finances its loans through the non-recourse sale of a senior interest that is not included in the condensed consolidated financial statements. Total loan exposure includes the entire loan KREF originated and financed, including $143.6 million and $67.2 million of such non-consolidated interests as of September 30, 2019 and December 31, 2018, respectively.

As of September 30, 2019, the average risk rating of KREF's portfolio was 2.9 (Average Risk), weighted by total loan exposure, with 100.0% of commercial mortgage loans held-for-investment, rated 3 (Average Risk) or better by KREF's Manager as compared to 2.9 (Average Risk) as of December 31, 2018.

Concentration of Credit Risk — The following tables present the geographies and property types of collateral underlying KREF's commercial mortgage loans as a percentage of the loans' face amounts:

	September 30, 2019	December 31, 2018		September 30, 2019	December 31, 2018
Geography			Collateral Property Type
New York	27.1%	30.3%	Multifamily	54.1%	41.0%
Illinois	9.2	—	Office	33.4	44.6
California	8.0	9.7	Hospitality	4.2	3.7
Pennsylvania	7.3	5.4	Condo (Residential)	3.0	4.3
Florida	6.7	11.3	Industrial	2.7	3.3
Massachusetts	6.6	4.9	Retail	2.6	3.1
Washington	6.6	8.3	Total	100.0%	100.0%
Virginia	6.4	—
Minnesota	5.0	5.7
Colorado	4.2	2.4
Georgia	4.0	11.1
New Jersey	2.9	3.7
Oregon	2.4	3.1
Texas	2.3	0.1
Alabama	1.1	—
Washington D.C.	—	2.4
Tennessee	—	1.3
Other U.S.	0.2	0.3
Total	100.0%	100.0%

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollars in tables in thousands, except per share amounts)

Note 4. Debt Obligations

The following table summarizes KREF's secured master repurchase agreements and other financing arrangements in place as of September 30, 2019 and December 31, 2018:

	September 30, 2019											December 31, 2018
	Facility							Collateral				Facility
	Month Issued	Outstanding Face Amount	Carrying Value(A)	Maximum Facility Size	Final Stated Maturity	Weighted Average Funding Cost(B)	Weighted Average Life (Years) (B)	Outstanding Face Amount	Amortized Cost Basis	Carrying Value	Weighted Average Life (Years)(C)	Carrying Value(A)
Master Repurchase Agreements(D)
Wells Fargo(E)	Oct 2015	$425,134	$422,605	$1,000,000	Nov 2023	4.0%	1.7	$615,617	$613,319	$613,319	3.1	$508,523
Morgan Stanley(F)	Dec 2016	354,377	353,180	750,000	Dec 2022	4.0	2.8	472,502	469,951	469,951	5.3	300,081
Goldman Sachs(G)	Sep 2016	245,740	245,203	400,000	Oct 2020	4.1	0.9	344,502	343,753	343,753	2.5	340,671
Term Lending Agreement
KREF Lending V(H)	Jun 2019	875,455	873,800	900,000	Jun 2026	4.1	2.4	1,071,871	1,061,843	1,061,843	4.6	—
Asset Specific Financing
BMO Facility(I)	Aug 2018	142,267	140,940	300,000	n.a	4.3	4.0	206,097	204,727	204,727	4.2	58,815
Revolving Credit Agreement
Revolver(J)	Dec 2018	130,000	130,000	250,000	Dec 2023	5.1	4.2	n.a	n.a	n.a	n.a	—
Total / Weighted Average		$2,172,973	$2,165,728	$3,600,000		4.1%	2.3					$1,208,090

(A)	Net of $7.2 million and $9.2 million unamortized debt issuance costs as of September 30, 2019 and December 31, 2018, respectively.

(B)	Average weighted by the outstanding face amount of borrowings.

(C)	Average based on the fully extended loan maturity, weighted by the outstanding face amount of the collateral.

(D)
Borrowings under these repurchase agreements are collateralized by senior loans, held-for-investment, and bear interest equal to the sum of (i) a floating rate index, equal to one-month LIBOR, or an index approximating LIBOR, and (ii) a margin, based on the collateral. As of September 30, 2019 and December 31, 2018, the percentage of the outstanding face amount of the collateral sold and not borrowed under these repurchase agreements, or average "haircut" weighted by outstanding face amount of collateral, was 28.4% and 25.8%, respectively (or 25.8% and 23.4%, respectively, if KREF had borrowed the maximum amount approved by its repurchase agreement counterparties as of such dates).

(E)
In November 2018, KREF and Wells Fargo Bank, National Association (“Wells Fargo”) amended the September 2018 amended and restated master repurchase agreement to extend the facility maturity date. The current stated maturity date is November 2021, which does not reflect two, twelve-month facility term extensions available to KREF, which is contingent upon certain covenants and thresholds. As of September 30, 2019, the collateral-based margin was between 1.40% and 2.15%.

(F)
In November 2017, KREF and Morgan Stanley Bank, N.A. ("Morgan Stanley") amended and restated the master repurchase agreement to extend the facility maturity date and to increase the maximum facility size from $500.0 million to $600.0 million and, subject to customary conditions, permits KREF to request the facility be further increased to $750.0 million. In March 2019, the Morgan Stanley repurchase agreement was amended to extend the current stated maturity of the facility to December 2021, which does not reflect one, twelve-month facility term extension available to KREF, which is contingent upon certain covenants and thresholds. In June 2019, the Morgan Stanley repurchase agreement was amended to increase the facility amount to $750.0 million. As of September 30, 2019, the collateral-based margin was 1.75%.

(G)
In October 2018, KREF and Goldman Sachs Bank USA (“Goldman Sachs”) amended the July 2018 amended and restated master repurchase agreement to modify certain terms and provisions. The amended and restated facility includes a $400.0 million term facility with a maturity of October 2020. As of September 30, 2019, the collateral-based margin was between 1.85% and 2.00%.

(H)
In June 2019, KREF Lending V LLC, a wholly-owned indirect subsidiary of KREF, entered into a Master Repurchase and Securities Contract Agreement (the "Term Lending Agreement") with Morgan Stanley Mortgage Capital Holdings LLC ("Administrative Agent"), as administrative agent on behalf of Morgan Stanley Bank, N.A. ("Initial Buyer"), which provides for current and future financings of up to $900.0 million on a non-mark-to-market basis. The Initial Buyer subsequently syndicated a portion of the facility to multiple financial institutions. As of September 30, 2019, the Initial Buyer held 52.2% of the total commitment under the facility. Borrowings under the Term Lending Agreement are collateralized by certain loans, held for investment, and bear interest equal to one-month LIBOR, plus a 1.9% margin, inclusive of an ongoing administrative fee. The Term Lending Agreement has an initial maturity of June 2021, subject to five one-year extension options, which may be exercised by KREF upon the satisfaction of certain customary conditions and thresholds.

(I)
In August 2018, KREF entered into a $200.0 million loan financing facility with BMO Harris Bank ("BMO Facility"). The facility provides asset-based financing on a non-mark to market basis with matched-term up to five years with partial recourse to KREF. During May 2019, KREF increased the borrowing capacity to $300.0 million. As of September 30, 2019, the collateral-based margin was between 1.50% and 1.70%.

(J)
In December 2018, KREF entered into a $100.0 million corporate revolving credit facility (“Revolver”) administered by Morgan Stanley Senior Funding, Inc. Additional lenders were added in March, April and May 2019, further increasing the borrowing capacity under the Revolver to $250.0 million. The current stated maturity of the facility is December 2023. Borrowings under the facility bear interest at a per annum rate equal to the sum of (i) a floating rate index and (ii) a fixed margin. Borrowings under this facility are full recourse to certain guarantor wholly-owned subsidiaries of KREF. As of September 30, 2019, the carrying value excluded $2.6 million unamortized debt issuance costs presented as " — Other assets" in KREF's Condensed Consolidated Balance Sheets.

The preceding table excludes loan participations sold (Note 7).

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollars in tables in thousands, except per share amounts)

As of September 30, 2019 and December 31, 2018, KREF had outstanding repurchase agreements and a Term Lending Agreement where the amount at risk with any individual counterparty, or group of related counterparties, exceeded 10.0% of KREF’s stockholders' equity. The amount at risk under these agreements is the net counterparty exposure, defined as the excess of the carrying amount (or market value, if higher than the carrying amount, for repurchase agreements) of the assets sold under agreement to repurchase, including accrued interest plus any cash or other assets on deposit to secure the repurchase obligation, over the amount of the repurchase liability, adjusted for accrued interest. The following table summarizes certain characteristics of KREF's repurchase agreements where the amount at risk with any individual counterparty, or group of related counterparties, exceeded 10.0% of KREF’s stockholders' equity as of September 30, 2019 and December 31, 2018:

	Outstanding Face Amount	Net Counterparty Exposure	Percent of Stockholders' Equity	Weighted Average Life (Years)(A)
September 30, 2019
Wells Fargo	$425,134	$190,748	17.0%	1.7
Morgan Stanley	354,377	116,632	10.4	2.8
Term Lending Agreement(B)	875,455	189,019	16.8	2.4
Total / Weighted Average	$1,654,966	$496,399	44.2%	2.3
December 31, 2018
Wells Fargo	$512,298	$223,780	19.8%	1.5
Morgan Stanley	302,595	145,066	12.8	1.2
Goldman Sachs	342,368	122,461	10.8	1.4
Total / Weighted Average	$1,157,261	$491,307	43.7%	1.4

(A)	Average weighted by the outstanding face amount of borrowings under the secured financing agreement.

(B)
There were multiple counterparties to the Term Lending Agreement as of September 30, 2019. Morgan Stanley Bank, N.A. represented 8.8% of the net counterparty exposure as a percent of stockholders' equity as of September 30, 2019.

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

Term Loan Financing

In April 2018, KREF, through its consolidated subsidiaries, entered into a term loan financing agreement (“Term Loan Facility”) with third party lenders for an initial borrowing capacity of $200.0 million that was subsequently increased to $1.0 billion in October 2018. The facility provides asset-based financing on a non-mark-to-market basis with matched term up to five years and is non-recourse to KREF. Borrowings under the facility are collateralized by senior loans, held-for-investment, and bear interest equal to one-month LIBOR plus a margin. As of September 30, 2019, the weighted average margin and interest rate on the facility were 1.5% and 3.5%, respectively. As of December 31, 2018, the weighted average margin and interest rate on the facility were 1.4% and 3.9%, respectively. The following tables summarize our borrowings under the Term Loan Facility:

	September 30, 2019
Term Loan Facility	Count	Outstanding Face Amount	Carrying Value	Wtd. Avg. Yield/Cost(A)	Guarantee(B)	Wtd. Avg. Term(C)
Collateral assets	11	$1,091,581	$1,083,239	L + 3.2%	n.a.	September 2023
Financing provided	n.a.	877,648	872,863	L + 1.8%	n.a.	September 2023

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

Activity — For the nine months ended September 30, 2019, the activity related to the carrying value of KREF’s secured financing agreements were as follows:

Balance as of December 31, 2018	$1,951,049
Principal borrowings	2,745,759
Principal repayments	(1,660,814)
Deferred debt issuance costs	(5,528)
Amortization of deferred debt issuance costs	8,123
Balance as of September 30, 2019	$3,038,589

Maturities — KREF’s secured financing agreements, term loan financing and other consolidated debt obligations in place as of September 30, 2019 had current contractual maturities as follows:

Year	Nonrecourse	Recourse(A)	Total
2019	$—	$215,009	$215,009
2020	82,481	775,299	857,780
2021	636,429	—	636,429
2022	78,413	940,409	1,018,822
2023	80,325	—	80,325
Thereafter	—	242,256	242,256
	$877,648	$2,172,973	$3,050,621

(A)	Except for the Revolver, which is full recourse, amounts borrowed subject to a maximum 25.0% recourse limit. The Revolver expires in December 2023.

Covenants — KREF is required to comply with customary loan covenants and event of default provisions related to its secured financing agreements and Revolver, including, but not limited to, negative covenants relating to restrictions on operations with respect to KREF’s status as a REIT, and financial covenants. Such financial covenants include an interest income to interest expense ratio covenant (1.5 to 1.0); a minimum consolidated tangible net worth covenant (75.0% of the aggregate cash proceeds of any equity issuances made and any capital contributions received by KREF and certain subsidiaries or up to approximately $880.2 million depending upon the facility); a cash liquidity covenant (the greater of $10.0 million or 5.0% of KREF's recourse indebtedness); and a total indebtedness covenant (75.0% of KREF's total assets, net of VIE liabilities and non-recourse indebtedness). As of September 30, 2019 and December 31, 2018, KREF was in compliance with its financial debt covenants.

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

The following table outlines KREF 2018-FL1 collateral assets and respective borrowing:

	September 30, 2019
Collateralized Loan Obligation	Count	Face Amount	Carrying Value	Wtd. Avg. Yield/Cost(B)	Wtd. Avg. Term(C)
Collateral assets(A)	23	$1,000,000	$1,000,000	L + 3.0%	July 2023
Financing provided	1	810,000	802,692	L + 1.8%	June 2036

	December 31, 2018
Collateralized Loan Obligation	Count	Face Amount	Carrying Value	Wtd. Avg. Yield/Cost(B)	Wtd. Avg. Term(C)
Collateral assets(A)	24	$1,000,000	$1,000,000	L + 3.5%	December 2022
Financing provided	1	810,000	800,346	L + 1.8%	June 2036

(A)
Collateral assets represent 19.6% and 24.8% of the face amount of KREF's commercial mortgage loans as of September 30, 2019 and December 31, 2018, respectively. As of September 30, 2019 and December 31, 2018, 100% of KREF loans financed through the CLO are floating rate loans.

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

The following table presents the KREF 2018-FL1 Assets and Liabilities included in KREF’s Condensed Consolidated Balance Sheets:

Assets	September 30, 2019	December 31, 2018
Commercial mortgage loans, held-for-investment, net	1,000,000	1,000,000
Accrued interest receivable	3,259	4,263
Other assets	5	1,295
Total	$1,003,264	$1,005,558
Liabilities
Collateralized loan obligation, net	802,692	800,346
Accrued interest payable	1,270	3,341
Accounts payable, accrued expenses and other liabilities	73	314
Total	$804,035	$804,001

The following table presents the components of net interest income of KREF 2018-FL1 included in KREF’s Condensed Consolidated Statements of Income:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Net Interest Income
Interest income	$12,908	$—	$41,496	$—
Interest expense(A)	9,681	—	29,648	—
Net interest income	$3,227	$—	$11,848	$—

(A)
Includes $0.9 million and $2.5 million of deferred financing costs amortization for the three and nine months ended September 30, 2019, respectively. KREF's unamortized deferred financing costs related to KREF 2018-FL1 were $7.3 million as of September 30, 2019.

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
Upon the issuance of the Convertible Notes, KREF recorded a $1.8 million discount based on the implied value of the conversion option and an assumed effective interest rate of 6.50%, as well as $5.1 million of initial issuance costs, inclusive of the $0.8 million paid to an affiliate of KREF. Inclusive of the amortization of this discount and the issuance costs, KREF’s total cost of the May 2018 Convertible Notes issuance is 6.92% per annum.
The following table details our interest expense related to the Convertible Notes:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Cash coupon	$2,201	$2,201	$6,603	$3,253
Discount and issuance cost amortization	349	349	1,037	512
Total interest expense	$2,550	2,550	7,640	3,765

The following table details the net book value of our Convertible Notes on our Condensed Consolidated Balance Sheets:

	September 30, 2019	December 31, 2018
Face value	$143,750	$143,750
Deferred financing costs	(3,719)	(4,486)
Unamortized discount	(1,306)	(1,576)
Net book value	$138,725	$137,688

Accrued interest payable for the Convertible Notes was $3.3 million and $1.1 million as of September 30, 2019 and December 31, 2018, respectively. Refer to Note 2 for additional discussion of our accounting policies for the Convertible Notes.

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollars in tables in thousands, except per share amounts)

Note 7. Loan Participations Sold

KREF finances certain loan investments through the syndication of a non-recourse, or limited-recourse, loan participation to unaffiliated third parties. In January 2019, KREF derecognized the loan participation sold held on its Condensed Consolidated Balance Sheet as of December 31, 2018, as the underlying loan was fully repaid. In May 2019, KREF syndicated a $65.0 million pari passu participation in one of its loan investments with a principal balance of $286.2 million to an unaffiliated third party, at par value. Such syndication did not qualify for "sale" accounting under GAAP and therefore is consolidated in the condensed consolidated financial statements.
The following tables summarize the loan participation sold liabilities that KREF recognized since the corresponding syndications of the respective loan participations were not treated as "sales" as of September 30, 2019 and December 31, 2018:

	September 30, 2019
Loan Participations Sold	Count	Principal Balance	Carrying Value	Yield/Cost(A)	Guarantee	Term
Total loan	1	$287,768	$286,435	L + 3.3%	n.a.	June 2023
Pari passu loan syndication(B)(D)	1	65,000	65,000	L + 2.8%	n.a.	June 2023

	December 31, 2018
Loan Participations Sold	Count	Principal Balance	Carrying Value	Yield/Cost(A)	Guarantee(C)	Term
Total loan	1	$99,757	$99,368	L + 3.0%	n.a.	September 2022
Senior participation(D)	1	85,880	85,465	L + 1.8%	n.a.	September 2022

(A)	Floating rate loans and related liabilities are indexed to one-month LIBOR. KREF's net interest rate exposure is in direct proportion to its interest in the net assets of the senior loan.

(B)
During the three and nine months ended September 30, 2019, KREF recorded $0.8 million and $1.2 million of interest income and $0.8 million and $1.2 million of interest expense, respectively, related to the loan participation KREF sold, but continue to consolidate under GAAP.

(C)
As of December 31, 2018, the loan participation sold was subject to partial recourse of $10.0 million, which amount may be reduced to zero upon achievement of certain property performance metrics. Such loan was fully paid off in January 2019.

(D)
During the three months ended September 30, 2019 and 2018, KREF recorded $0.0 million and $0.8 million of interest income and $0.0 million and $0.9 million of interest expense, respectively; and during the nine months ended September 30, 2019 and 2018, KREF recorded $0.6 million and $2.3 million of interest income and $0.7 million and $2.4 million of interest expense, respectively, related to the loan participation KREF sold.

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollars in tables in thousands, except per share amounts)

Note 8. Variable Interest Entities

CMBS — During the three months ended September 30, 2019, KREF sold its remaining directly held CMBS investments, comprised of (i) a controlling beneficial interest in a CMBS trust held and (ii) interest-only bonds, for $9.8 million, resulting in a net loss of $0.4 million, which is included in "Other Income — (Loss) gain on sale of investments" in the accompanying Condensed Consolidated Statements of Income. Consequently, KREF deconsolidated the respective CMBS trust as of September 30, 2019.

The initial cost basis of the CMBS trusts sold during the three months ended September 30, 2019 was $10.0 million and the fair value as of December 31, 2018 was $12.5 million.

KREF beneficially owned CMBS with an unpaid principal balance and fair value of $34.9 million and $12.5 million, respectively, as of December 31, 2018.

KREF was required to consolidate each of the CMBS trusts acquired from the date of acquisition through the date of sale since KREF retained the controlling class and management determined KREF was the primary beneficiary of those trusts. Further, management irrevocably elected the fair value option for each of the trusts and carried the fair values of the trust's assets and liabilities at fair value in its Condensed Consolidated Balance Sheets; recognized changes in the trust's net assets, including fair value adjustments and net interest earned, in its Condensed Consolidated Statements of Income; and recorded cash interest received from the trusts, net of cash interest paid to CMBS not beneficially owned by KREF, as operating cash flows.

The following table presents the KREF recognized Trust's Assets and Liabilities:

	September 30, 2019	December 31, 2018
Trusts' Assets
Commercial mortgage loans held in variable interest entities, at fair value(A)	$—	$1,092,986
Accrued interest receivable	—	4,005

Trusts' Liabilities
Variable interest entity liabilities, at fair value(B)	—	1,080,255
Accrued interest payable	—	3,818

(A)	Included accrued interest receivable.

(B)	Included accrued interest payable.

The following table presents "Other Income — Change in net assets related to CMBS consolidated variable interest entities":

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Net interest earned	$544	$584	$1,665	$4,604
Unrealized gain (loss)	—	(205)	—	(2,144)
Change in net assets related to CMBS consolidated variable interest entities	$544	$379	$1,665	$2,460

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

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollars in tables in thousands, except per share amounts)

Concentration of Credit Risk — The following tables present the geographies and property types of collateral underlying the CMBS trusts consolidated by KREF, as a percentage of the collateral unpaid principal balance and weighted by the fair value of the CMBS tranches beneficially owned by KREF's stockholders:

	September 30, 2019	December 31, 2018		September 30, 2019	December 31, 2018
Geography			Collateral Property Type
California	—%	33.4%	Retail	—%	28.3%
Texas	—	11.1	Office	—	27.4
New York	—	8.3	Hospitality	—	13.0
Missouri	—	5.4	Multifamily	—	9.9
Pennsylvania	—	5.1	Industrial/ Flex	—	9.6
Florida	—	4.2	Self Storage	—	5.7
Massachusetts	—	3.6	Mixed Use	—	3.9
Illinois	—	2.7	Mobile Home	—	1.7
Georgia	—	2.6	Other	—	0.5
New Hampshire	—	2.4		—%	100.0%
Delaware	—	1.9
Virginia	—	1.7
Other U.S.	—	17.6
Total	—%	100.0%

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

As of September 30, 2019, KREF held a 3.5% interest in RECOP I, an unconsolidated VIE of which KREF is not the primary beneficiary, at its fair value of $37.0 million. The aggregator vehicle in which KREF invests is controlled and advised by affiliates of the Manager. RECOP I intends to primarily acquire junior tranches of CMBS newly issued by third parties but may also make purchases on the secondary market. KREF will not pay any fees to RECOP I, but KREF bears its pro rata share of RECOP I's expenses. KREF reported its share of the net asset value of RECOP I in its Condensed Consolidated Balance Sheets, presented as “Equity method investments, at fair value” and its share of net income, presented as “Income from equity method investments” in the Condensed Consolidated Statement of Income.

As of September 30, 2019, the non-voting limited liability company interests issued by the Manager, a VIE, and held by a Taxable REIT Subsidiary ("TRS") of KREF for the benefit of the holder of the SNVPS represented 4.7% of the Manager’s outstanding limited liability company interests (Note 9). KREF reported its allocable percentage of the assets and liabilities of the Manager in its Condensed Consolidated Balance Sheets, presented as “Equity method investments, at fair value” and its share of net income, presented as “Income from equity method investments” in the Condensed Consolidated Statement of Income.

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

As of September 30, 2019, KKR beneficially owned 22,008,616 shares of KREF's common stock, of which 2,008,616 shares were held by KKR on behalf of a third-party investor (Note 1).

During the nine months ended September 30, 2019 and 2018, 40,503 and 34,259 shares of common stock were issued related to the vesting of restricted stock units. Upon any payment of shares as a result of restricted stock unit vesting, the related tax withholding obligation will generally be satisfied by KREF, reducing the number of shares to be delivered by a number of shares necessary to satisfy the related applicable tax withholding obligation. Refer to Note 10 for further detail.

Of the 59,211,838 common shares KREF issued, there were 57,423,911 common shares outstanding as of September 30, 2019, which includes 74,762 net shares of common stock issued in connection with vested restricted stock units and is net of 1,862,689 common shares repurchased.

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

During the nine months ended September 30, 2019, KREF repurchased 212,809 shares of common stock under the repurchase program at an average price per share of $19.25 for a total of $4.1 million.

At the Market Stock Offering Program — On February 22, 2019, KREF entered into an equity distribution agreement with certain sales agents, pursuant to which KREF may sell, from time to time, up to an aggregate sales price of $100.0 million of its common stock pursuant to a continuous offering program (the “ATM”). Sales of KREF’s common stock made pursuant to the ATM may be made in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933, as amended. The timing and amount of actual sales will depend on a variety of factors including market conditions, the trading price of KREF’s common stock, KREF’s capital needs, and KREF’s determination of the appropriate sources of funding to meet such needs. KREF did not sell any shares of its common stock under the ATM during the nine months ended September 30, 2019.

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollars in tables in thousands, except per share amounts)

Dividends — During the nine months ended September 30, 2019 and 2018, KREF's board of directors declared the following dividends on shares of its common stock and special voting preferred stock:

			Amount
Declaration Date	Record Date	Payment Date	Per Share	Total
2019
March 18, 2019	March 29, 2019	April 12, 2019	$0.43	$24,761
June 14, 2019	June 28, 2019	July 15, 2019	0.43	24,688
September 13, 2019	September 30, 2019	October 16, 2019	0.43	24,692
				$74,141
2018
March 9, 2018	March 29, 2018	April 13, 2018	$0.40	$21,230
May 7, 2018	June 29, 2018	July 13, 2018	0.43	22,804
September 10, 2018	September 28, 2018	October 12, 2018	0.43	24,951
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

Special Voting Preferred Stock — In March 2016, KREF issued one share of special voting preferred stock to KKR Fund Holdings L.P. ("KKR Fund Holdings") for $20.00 per share, which KKR Fund Holdings transferred to its subsidiary, KKR REFT Asset Holdings LLC. The holder of the special voting preferred stock has special voting rights related to the election of members to KREF's board of directors until KKR and its affiliates cease to own at least 25.0% of KREF's issued and outstanding common stock (of which 2,008,616 shares were held on behalf of a third-party investor). As of September 30, 2019, KKR and its affiliates beneficially owned 22,008,616 shares of KREF's common stock representing 38% of KREF’s issued and outstanding common stock.

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

Earnings per Share — The following table illustrates the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2019 and 2018:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Numerator
Net income (loss) attributable to common stockholders	$23,617	$20,821	$65,703	$67,921

Denominator
Basic weighted average common shares outstanding	57,420,140	55,903,126	57,406,802	54,111,272
Dilutive restricted stock units	128,926	18,529	104,490	21,059
Diluted weighted average common shares outstanding	57,549,066	55,921,655	57,511,292	54,132,331
Net income (loss) attributable to common stockholders, per:
Basic common share	$0.41	$0.37	$1.14	$1.26
Diluted common share	$0.41	$0.37	$1.14	$1.25

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollars in tables in thousands, except per share amounts)

Note 10. Stock-based Compensation

KREF is externally managed by the Manager and does not currently have any employees. However, as of September 30, 2019, the Manager, certain individuals employed by the Manager and affiliates of the Manager, and certain members of KREF's board of directors were compensated, in part, through the issuance of stock-based awards.

As of September 30, 2019, KREF had restricted stock unit (“RSU”) awards outstanding under the KKR Real Estate Finance Trust Inc. 2016 Omnibus Incentive Plan that was adopted on February 12, 2016 and amended and restated on November 17, 2016 (the "Incentive Plan") to certain members of KREF’s board of directors and employees of the Manager or its affiliates, none of whom are KREF employees. RSUs awarded to employees of the Manager or its affiliates, generally vest over three consecutive one-year periods and awards to certain members of KREF's board of directors vest over a one-year period, pursuant to the terms of the respective award agreements and the terms of the Incentive Plan. RSU awards are not entitled to dividends until KREF issues shares of its common stock, which are issuable on a one-to-one basis upon the RSU award vesting.

The following table summarizes the activity in KREF’s outstanding RSUs and the weighted-average grant date fair value per RSU:

	Restricted Stock Units	Weighted Average Grant Date Fair Value Per RSU(A)
Unvested as of December 31, 2018	459,179	$19.33
Granted	12,832	20.26
Vested	(59,740)	20.51
Forfeited/ cancelled	(4,861)	19.70
Unvested as of September 30, 2019	407,410	$19.18

(A)	The grant-date fair value is based upon the last sale price of KREF’s common stock at the date of grant.

KREF expects the unvested RSUs outstanding to vest during the following years:

Year	Restricted Stock Units
2019	115,826
2020	175,743
2021	115,841
Total	407,410

Upon adoption of ASU No. 2018-07 in June 2018, KREF recognizes the compensation cost of RSUs awarded to employees of the Manager, or one or more of its affiliates, on a straight-line basis over the awards’ term at their grant date fair value, consistent with the RSUs awarded to certain members of KREF's board of directors.
During the three and nine months ended September 30, 2019, KREF recognized $1.0 million and $3.1 million, respectively, of stock-based compensation expense included in “General and administrative” expense in the Condensed Consolidated Statements of Income. During the three and nine months ended September 30, 2018, KREF recognized $0.3 million and $1.6 million, respectively, of stock-based compensation expense. As of September 30, 2019, there was $5.0 million of total unrecognized stock-based compensation expense related to unvested share-based compensation arrangements. This cost is expected to be recognized over a weighted average period of 1.0 years.

During the nine months ended September 30, 2019, KREF delivered 40,503 shares of common stock for 59,740 vested RSUs. Upon any payment of shares as a result of restricted stock unit vesting, the related tax withholding obligation will generally be satisfied by KREF, reducing the number of shares to be delivered by a number of shares necessary to satisfy the related applicable tax withholding obligation. The amount results in a cash payment related to this tax liability and a corresponding adjustment to additional paid in capital in the Condensed Consolidated Statement of Changes in Stockholders' Equity. The adjustment was $0.4 million for the nine months ended September 30, 2019, and is included as a reduction of capital related to the Company's equity incentive plan in the Condensed Consolidated Statement of Changes in Stockholders' Equity.

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollars in tables in thousands, except per share amounts)

Refer to Note 12 for additional information regarding the Incentive Plan.

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollars in tables in thousands, except per share amounts)

Note 11. Commitments and Contingencies

As of September 30, 2019, KREF was subject to the following commitments and contingencies:

Litigation — From time to time, KREF may be involved in various claims and legal actions arising in the ordinary course of business. KREF establishes an accrued liability for legal proceedings only when those matters present loss contingencies that are both probable and reasonably estimable.

As of September 30, 2019, KREF was not involved in any material legal proceedings regarding claims or legal actions against KREF.

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

Capital Commitments — As of September 30, 2019, KREF had future funding requirements of $551.8 million related to its investments in commercial mortgage loans. These future funding commitments primarily relate to construction projects, capital improvements, tenant improvements and leasing commissions. Generally, funding commitments are subject to certain conditions that must be met, such as customary construction draw certifications, minimum credit metrics or executions of new leases before advances are made to the borrower.

In January 2017, KREF committed $40.0 million to invest in an aggregator vehicle alongside RECOP I. As of September 30, 2019, KREF had a remaining commitment of $4.3 million to RECOP I.

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollars in tables in thousands, except per share amounts)

Note 12. Related Party Transactions

Management Agreement — The Management Agreement between KREF and the Manager is a three-year agreement that provides for automatic one-year renewal periods starting October 8, 2017, subject to certain termination and nonrenewal rights, which in the case of KREF are exercisable by a two-thirds vote by the independent directors of KREF's board of directors. If the independent directors of KREF's board of directors decline to renew the Management Agreement other than for cause, KREF is required to pay the Manager a termination fee equal to three times the total 24-month trailing average annual management fee and incentive compensation earned by the Manager through the most recently completed calendar quarter. For administrative efficiency purposes, the Management Agreement was amended in August 2019 to change the expiration date of each automatic renewal period from October 7th to December 31st.

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

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollars in tables in thousands, except per share amounts)

No awards may be granted under the Incentive Plan on and after February 12, 2026. The Incentive Plan will continue to apply to awards granted prior to such date. During the nine months ended September 30, 2019, KREF granted 12,832 RSUs to KREF's directors. During the year ended December 31, 2018, KREF granted 361,878 RSUs to KREF's directors and employees of the Manager. As of September 30, 2019, 3,958,715 shares of common stock remained available for awards under the Incentive Plan.

Due to Affiliates — The following table contains the amounts presented in KREF's Condensed Consolidated Balance Sheets that it owes to affiliates:

	September 30,	December 31,
	2019	2018
Management fees	$4,280	$4,330
Expense reimbursements and other	415	382
	$4,695	$4,712

Affiliates Expenses — The following table contains the amounts included in KREF's Condensed Consolidated Statements of Income that arose from transactions with the Manager:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Management fees	$4,280	$4,164	$12,855	$12,016
Incentive compensation	—	3,286	2,098	3,286
Expense reimbursements and other(A)	275	37	1,060	767
	$4,555	$7,487	$16,013	$16,069

(A)
KREF presents these amounts in "Operating Expenses — General and administrative" in its Condensed Consolidated Statements of Income. Affiliate expense reimbursements presented in the table above exclude the out-of-pocket amounts paid by the Manager to parties unaffiliated with the Manager on behalf of KREF, and for which KREF reimburses the Manager in cash. For the three and nine months ended September 30, 2019, these cash reimbursements totaled $0.4 million and $1.5 million, respectively. For the three and nine months ended September 30, 2018, these cash reimbursement totaled $0.3 million and $2.5 million, respectively.

In connection with the Term Loan Facility (Note 4), KREF paid KKR Capital Markets ("KCM"), an affiliate of the Manager, a structuring fee equal to 0.75% of the respective committed loan advances, as defined. Such fees are capitalized as deferred financing cost and amortized to interest expense over the life of the facility. During the three and nine months ended September 30, 2019, KREF incurred $0.0 million and $1.5 million, respectively; and during the three and nine months ended September 30, 2018, KREF incurred $0.0 million and $4.5 million, respectively, in structuring fees in connection with the facility.
In connection with the BMO Facility, and in consideration for structuring and sourcing this arrangement, KREF is obligated to pay KCM a structuring fee equal to 0.35% of the respective committed loan advances under the agreement. Such fees are capitalized as deferred financing cost and amortized to interest expense over the life of the facility. During the three and nine months ended September 30, 2019, KREF incurred $0.0 million and $0.2 million, respectively, in structuring fees in connection with the facility.

In connection with the CLO issuance, and in consideration for its services as the co-placement agent, KREF incurred and paid KCM a $0.9 million placement agent fee equal to 0.105% of the CLO proceeds in the fourth quarter of 2018. The fee was capitalized as deferred financing cost and amortized to interest expense over the weighted average life of the collateral assets.

In connection with the Revolver, and in consideration for structuring and sourcing this arrangement, KREF paid KCM a structuring fee equal to 0.75% of the aggregate amount of commitments first made available. The structuring fees are capitalized as deferred financing cost included within Other Assets in the Condensed Consolidated Balance Sheet and amortized to interest expense over the life of the Revolver. During the three and nine months ended September 30, 2019, KREF incurred $0.0 million and $1.1 million, respectively, in structuring fees in connection with the Revolver.

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

In connection with the ATM, KCM, in its capacity as one of the sales agents, will receive commissions for the shares of KREF’s common stock it sells. This amount is not to exceed, but may be less than, 2.0% of the gross sales price per share. KREF did not sell any shares under the ATM during the three and nine months ended September 30, 2019.

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollars in tables in thousands, except per share amounts)

Note 13. Fair Value of Financial Instruments

The carrying values and fair values of KREF’s financial assets and liabilities recorded at fair value on a recurring basis, as well as other financial instruments not carried at fair value, as of September 30, 2019 were as follows:

			Fair Value
	Principal Balance(A)	Carrying Value(B)	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$74,517	$74,517	$74,517	$—	$—	$74,517
Commercial mortgage loans, held-for-investment, net(C)	5,106,368	5,077,038	—	—	5,086,211	5,086,211
Equity method investments, at fair value	37,230	37,230	—	—	37,230	37,230
Commercial mortgage loans held in variable interest entities, at fair value	—	—	—	—	—	—
	$5,218,115	$5,188,785	$74,517	$—	$5,123,441	$5,197,958
Liabilities
Secured financing agreements, net	$3,050,621	$3,038,591	$—	$—	$3,050,621	$3,050,621
Collateralized loan obligation, net	810,000	802,692	—	—	811,119	811,119
Convertible notes, net	143,750	138,725	149,800	—	—	149,800
Loan participations sold, net	65,000	65,000	—	—	65,000	65,000
Variable interest entity liabilities, at fair value	—	—	—	—	—	—
	$4,069,371	$4,045,008	$149,800	$—	$3,926,740	$4,076,540

(A)	The principal balance of commercial mortgage loans excludes premiums and unamortized discounts.

(B)
The carrying value of commercial mortgage loans is presented net of $29.3 million unamortized origination discounts and deferred nonrefundable fees. The carrying value of secured financing agreements is presented net of $12.0 million unamortized debt issuance costs. The carrying value of collateralized loan obligations is presented net of $7.3 million unamortized debt issuance costs.

(C)
Includes $1.0 billion of CLO loan participations as of September 30, 2019. Includes senior loans for which KREF syndicated a pari passu loan participation that was not treated as a sale under GAAP, with a carrying value and a fair value of $65.0 million as of September 30, 2019.

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

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollars in tables in thousands, except per share amounts)

KREF reported the following financial assets and liabilities at fair value on a recurring basis using Level 3 inputs as of September 30, 2019. The following table summarizes the changes in these assets and liabilities.

	Assets	Liabilities
	Commercial Mortgage Loans Held in Variable Interest Entities, at Fair Value	Variable Interest Entity Liabilities, at Fair Value	Net
Balance as of December 31, 2018	$1,092,986	$1,080,255	$12,731
Gains (losses) included in net income
Realized gain (loss)	(2,759)	—	(2,759)
Unrealized gain (loss) included in change in net assets related to CMBS consolidated VIEs	(2,322)	(2,322)	—
Purchases and sales/repayments
Sales/Repayments/Deconsolidation	(1,083,899)	(1,074,115)	(9,784)
Other(A)	(4,006)	(3,818)	(188)
Balance as of September 30, 2019	$—	$—	$—

(A)	Amounts primarily consist of changes in accrued interest.

During the nine months ended September 30, 2019, KREF contributed $6.2 million, received distributions of $2.3 million and recognized income of $2.6 million related to its investment in RECOP I.

The following table contains the Level 3 inputs used to value assets and liabilities on a recurring and nonrecurring basis or where KREF discloses fair value as of September 30, 2019:

	Fair Value	Valuation Methodologies	Unobservable Inputs(A)	Weighted Average(B)	Range
Assets(C)
Commercial mortgage loans, held-for-investment, net	$5,086,211	Discounted cash flow	Discount rate	5.7%	4.0% - 12.6%
			Loan-to-value ratio(D)	N/A	N/A
	$5,086,211
Liabilities(E)
Collateralized loan obligation, net	$811,119	Discounted cash flow	Yield	2.7%	2.5% - 3.9%
	$811,119

(A)	An increase (decrease) in the valuation input results in a decrease (increase) in value.

(B)	Represents the average of the input value, weighted by the unpaid principal balance of the financial instrument.

(C)
KREF carries a $37.0 million investment in an aggregator vehicle alongside RECOP I (Note 8) at its pro rata share of the aggregator's net asset value, which management believes approximates fair value.

(D)
For commercial mortgage loans risk-rated 1-3, the loans are valued using a discounted cash flow model using discount rate derived from relevant market indices. For commercial mortgage loans risk-rated 4 or 5, the loans are valued using a discounted cash flow model using discount rates derived from relevant market indices and estimates of the underlying property's value. No loans were rated 4 or 5 as of September 30, 2019.

(E)
Does not include $65.0 million of parri passu loan syndication which was syndicated at par value and included in “Loan participation sold, net” in the accompanying Condensed Consolidated Balance Sheet.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets not measured at fair value on an ongoing basis but subject to fair value adjustments only in certain circumstances, such as when there is evidence of impairment, are measured at fair value on a nonrecurring basis. For commercial mortgage loans held-for-sale, KREF applies the lower of cost or fair value accounting and may be required, from time to time, to record a nonrecurring fair value adjustment. For commercial mortgage loans held-for-investment and preferred interest in joint venture held-to-maturity, KREF applies the amortized cost method of accounting, but may be required, from time to time, to record a nonrecurring fair value adjustment in the form of a valuation provision or impairment. KREF did not report any significant financial assets or liabilities at fair value on a nonrecurring basis as of September 30, 2019 or December 31, 2018.

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollars in tables in thousands, except per share amounts)

Assets and Liabilities for Which Fair Value is Only Disclosed

KREF does not carry its secured financing agreements at fair value as management did not elect the fair value option for these liabilities. As of September 30, 2019, the fair value of KREF's financing facilities approximated their respective outstanding principal balances.

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

KREF consolidates subsidiaries that incur U.S. federal, state and local income taxes, based on the tax jurisdiction in which each subsidiary operates. During each of the nine months ended September 30, 2019 and 2018, KREF recorded a current income tax benefit/provision of $0.4 million and $0.2 million, respectively, related to operations of its taxable REIT subsidiaries and various other state and local taxes. There were no deferred tax assets or liabilities as of September 30, 2019 and December 31, 2018.

As of September 30, 2019, tax years 2015 through 2018 remain subject to examination by taxing authorities.

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollars in tables in thousands, except per share amounts)

Note 15. Subsequent Events

The following events occurred subsequent to September 30, 2019:

Investing Activities

KREF originated the following senior loan:

Description/ Location	Property Type	Month Originated	Maximum Face Amount	Initial Face Amount Funded	Interest Rate(A)	Maturity Date(B)	LTV
Senior Loan, State College, PA	Student Housing	October 2019	$93,354	$69,225	L + 2.7%	November 2024	64%

(A)    Floating rate based on one-month USD LIBOR.
(B)    Maturity date assumes all extension options are exercised, if applicable.

Funding of Previously Closed Loans

KREF funded approximately $49.5 million for previously closed loans.

Loan Repayments

KREF received approximately $140.5 million from loan repayments, including $65.0 million from a pari passu loan syndication.

Commercial Mortgage-Backed Securities

In October 2019, KREF acquired $94.0 million of investment grade rated available-for-sale CMBS securities in connection with a newly-implemented cash management strategy.

Financing Activities

KREF net borrowed $106.9 million under its financing agreements.

Corporate Activities

Dividends

In October 2019, KREF paid $24.7 million in dividends on its common and special voting preferred stock, or $0.43 per share, with respect to the third quarter of 2019, to stockholders of record on September 30, 2019.

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

Overview

Our Company and Our Investment Strategy

We are a real estate finance company that focuses primarily on originating and acquiring senior loans secured by commercial real estate ("CRE") assets. We are a Maryland corporation that was formed and commenced operations on October 2, 2014, and we have elected to qualify as a REIT for U.S. federal income tax purposes. Our investment strategy is to originate or acquire senior loans collateralized by institutional-quality CRE assets that are owned and operated by experienced and well-capitalized sponsors and located in liquid markets with strong underlying fundamentals. The assets in which we invest include senior loans, mezzanine loans, preferred equity and commercial mortgage-backed securities ("CMBS") and other real estate-related securities. Our investment allocation strategy is influenced by prevailing market conditions at the time we invest, including interest rate, economic and credit market conditions. In addition, we may invest in assets other than our target assets in the future, in each case subject to maintaining our qualification as a REIT for U.S. federal income tax purposes and our exclusion from registration under the Investment Company Act. Our investment objective is capital preservation and generating attractive risk-adjusted returns for our stockholders over the long term, primarily through dividends.

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

Earnings Per Share and Dividends Declared

The following table sets forth the calculation of basic and diluted net income per share and dividends declared per share (amounts in thousands, except share and per share data):

	Three Months Ended
	September 30, 2019	June 30, 2019
Net income(A)	$23,617	$17,381
Weighted-average number of shares of common stock outstanding
Basic	57,420,140	57,412,522
Diluted	57,549,066	57,507,219
Net income per share, basic	$0.41	$0.30
Net income per share, diluted	$0.41	$0.30
Dividends declared per share	$0.43	$0.43

(A)	Represents net income attributable to common stockholders.

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

The following table provides a reconciliation of GAAP net income attributable to common stockholders to Core Earnings and Net Core Earnings (amounts in thousands, except share and per share data):

	Three Months Ended
	September 30, 2019	June 30, 2019
Net Income (Loss) Attributable to Common Stockholders	$23,617	$17,381
Adjustments
Non-cash equity compensation expense	1,040	1,043
Incentive compensation to affiliate	—	1,145
Unrealized (gains) or losses(A)	71	1,979
Non-cash convertible notes discount amortization	91	90
Reversal of previously unrealized loss now realized(B)	191	—
Core Earnings	25,010	21,638
Incentive compensation to affiliate	—	1,145
Net Core Earnings	$25,010	$20,493
Weighted average number of shares of common stock outstanding
Basic	57,420,140	57,412,522
Diluted	57,549,066	57,507,219
Core Earnings per Diluted Weighted Average Share	$0.43	$0.38
Net Core Earnings per Diluted Weighted Average Share	$0.43	$0.36

(A)
Includes $0.1 million non-cash redemption value adjustment of our Special Non-Voting Preferred Stock for the three months ended September 30, 2019. Includes ($0.2) million non-cash redemption value adjustment of our Special Non-Voting Preferred Stock and $2.2 million of unrealized loss on junior-most bonds of CMBS ("CMBS B-Pieces") for the three months ended June 30, 2019.

(B)
Represents the add back of $0.4 million GAAP net loss recognized during the three months ended September 30, 2019, offset by $0.2 million of loss representing the difference between cost and sales proceeds.

Book Value per Share

We believe that book value per share is helpful to stockholders in evaluating the growth of our company as we have scaled our equity capital base and continue to invest in our target assets. The following table calculates our book value per share of common stock (amounts in thousands, except share and per share data):

	September 30, 2019	December 31, 2018
KKR Real Estate Finance Trust Inc. stockholders' equity	$1,121,969	$1,132,342
Shares of common stock issued and outstanding at period end	57,423,911	57,596,217
Book value per share of common stock	$19.54	$19.66

Book value per share as of September 30, 2019 includes the year to date impact of a $0.7 million, or $0.01 per common share, non-cash redemption value adjustment to our redeemable Special Non-Voting Preferred Stock (“SNVPS”), resulting in a cumulative (since issuance of the SNVPS) decrease of $2.1 million to our book value (“SNVPS Cumulative Impact”) as of September 30, 2019. Upon redemption of the SNVPS, our book value will increase as a result of a one-time gain, thus substantially eliminating the SNVPS Cumulative Impact on our book value. See Note 9 —Equity, to our condensed consolidated financial statements included in this Form 10-Q, for detailed discussion of the SNVPS.

During the fourth quarter of 2019, we expect to recognize a decrease of approximately $0.4 million to the redemption value of our SNVPS and a corresponding increase to our book value. This change is due to the fact that we did not incur incentive compensation during the three months ended September 30, 2019. The non-cash redemption value adjustment will increase our fourth quarter Net Income Attributable to Common Stockholders (in accordance with GAAP) and will be deducted for Core Earnings.

Our Portfolio

We have established a $5,220.6 million portfolio of diversified investments, consisting of performing senior loans and mezzanine loans as of September 30, 2019.

As we continue to scale our portfolio, we expect that our originations will continue to be heavily weighted toward floating-rate loans. As of September 30, 2019, 99.9% of our loans by total loan exposure earned a floating rate of interest and approximately half of our portfolio is subject to a LIBOR floor of 2.0% or higher. We expect the majority of our future investment activity to focus on originating floating-rate senior loans that we finance with our repurchase and other financing facilities, with a secondary focus on originating floating-rate loans for which we syndicate a senior position and retain a subordinated interest for our portfolio. As of September 30, 2019, our portfolio had experienced no impairments and did not contain any legacy assets that were originated prior to October 2014. As of September 30, 2019, all of our investments were located in the United States. The following charts illustrate the diversification of our portfolio, based on type of investment, interest rate, underlying property type and geographic location, as of September 30, 2019:

The charts above are based on total assets. Total assets reflect (i) the principal amount of our senior and mezzanine loans; and (ii) the cost basis of our RECOP I investment. In accordance with GAAP, we carry our RECOP I investment at fair value. During the quarter ended September 30, 2019, we sold our direct CMBS investments for net proceeds of $9.8 million.

(A)    Excludes CMBS B-Piece investments held through RECOP I, our equity method investment.

(B)
LTV is generally based on the initial loan amount divided by the as-is appraised value as of the date the loan was originated or by the current principal amount as of the date of the most recent as-is appraised value.

The following table details our quarterly loan activity (dollars in thousands):

	Three Months Ended
	September 30, 2019	June 30, 2019	March 31, 2019	December 31, 2018
Loan originations	$484,000	$1,649,600	$214,000	$907,982
Loan fundings(A)	$471,634	$1,474,022	$325,787	$855,369
Loan repayments(B)	(193,470)	(272,025)	(648,493)	(110,840)
Net fundings	278,164	1,201,997	(322,706)	744,529
Loan participations sold	—	—	—	—
Non-consolidated senior interest	—	(142,800)	—	—
Total activity	$278,164	$1,059,197	$(322,706)	$744,529

(A)	Includes initial funding of new loans and additional fundings made under existing loans. Excludes fundings on loan participations sold.

(B)	Includes $65.0 million of pari passu loan syndication for the three months ended June 30, 2019.

The following table details overall statistics for our loan portfolio as of September 30, 2019 (dollars in thousands):

		Total Loan Exposure(A)
	Balance Sheet Portfolio	Total Loan Portfolio	Floating Rate Loans	Fixed Rate Loans
Number of loans	38	38	37	1
Principal balance	$5,106,368	$5,184,968	$5,179,468	$5,500
Carrying value	$5,077,038	$5,155,638	$5,150,138	$5,500
Unfunded loan commitments(B)	$551,845	$551,845	$551,845	$—
Weighted-average cash coupon(C)	5.3%	5.3%	L + 3.1%	11.0%
Weighted-average all-in yield(C)	5.8%	5.7%	L + 3.7%	11.7%
Weighted-average maximum maturity (years)(D)	3.8	4.0	4.0	5.8
LTV(E)	66%	67%	67%	73%

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

(C)
As of September 30, 2019, 100.0% of floating rate loans by principal balance are indexed to one-month USD LIBOR. In addition to cash coupon, all-in yield includes the amortization of deferred origination fees, loan origination costs and purchase discounts. Cash coupon and all-in yield for the total portfolio assume applicable floating benchmark rates as of September 30, 2019. L = the greater of one-month USD LIBOR rate; spot rate of 2.02%, or the applicable contractual LIBOR floor, included in portfolio-wide averages represented as fixed rates.

(D)
Maximum maturity assumes all extension options are exercised by the borrower; however, our loans may be repaid prior to such date. As of September 30, 2019, based on total loan exposure, 75.1% of our loans were subject to yield maintenance or other prepayment restrictions and 24.9% were open to repayment by the borrower without penalty.

(E)
Loan-to-value ratio ("LTV") is generally based on the initial loan amount divided by the as-is appraised value as of the date the loan was originated or by the current principal amount as of the date of the most recent as-is appraised value.

The table below sets forth additional information relating to our portfolio as of September 30, 2019 (dollars in millions):

	Investment(H)	Investment Date	Committed Principal Amount	Current Principal Amount	Net Equity(B)	Location	Property Type	Coupon(C)(D)	Max Remaining Term (Years)(C)(E)	LTV(C)(F)
	Senior Loans(A)
1	Senior Loan	5/22/2019	$386.0	$342.5	$83.1	Brooklyn, NY	Multifamily	L + 2.7%	4.7	51%
2	Senior Loan	6/28/2019	340.0	314.3	69.6	Chicago, IL	Multifamily	L + 2.8	6.8	75
3	Senior Loan	6/28/2019	338.5	328.5	129.1	Arlington, VA	Multifamily	L + 2.5	4.8	70
4	Senior Loan	5/9/2018	285.0	222.8	43.1	Queens, NY	Office	L + 3.4	3.7	71
5	Senior Loan	12/20/2018	234.5	184.9	30.6	New York, NY	Multifamily	L + 3.6	4.3	72
6	Senior Loan	5/23/2018	227.3	200.8	38.1	Boston, MA	Office	L + 2.4	3.7	68
7	Senior Loan	5/31/2019	216.5	178.7	29.4	Various	Multifamily	L + 3.5	4.7	74
8	Senior Loan	11/13/2017	194.4	178.0	31.3	Minneapolis, MN	Office	L + 3.8	3.2	63
9	Senior Loan	6/6/2019	186.0	179.5	35.0	Chicago, IL	Multifamily	L + 2.7	4.7	74
10	Senior Loan	8/13/2019	185.0	130.1	128.4	Denver, CO	Multifamily	L + 2.8	4.9	64
11	Senior Loan	4/11/2019	182.6	145.4	29.8	Philadelphia, PA	Office	L + 2.6	4.6	65
12	Senior Loan	9/13/2018	172.0	162.1	28.1	Seattle, WA	Office	L + 3.7	4.0	62
13	Senior Loan	7/15/2019	170.0	119.1	19.3	Chicago, IL	Office	L + 3.3	4.9	59
14	Senior Loan	9/9/2016	168.0	162.4	45.0	San Diego, CA	Office	L + 4.2	2.0	71
15	Senior Loan	6/19/2018	165.0	150.5	33.4	Philadelphia, PA	Office	L + 2.5	3.8	71
16	Senior Loan	12/5/2018	163.0	148.0	22.7	New York, NY	Multifamily	L + 2.6	4.2	67
17	Senior Loan	4/11/2017	162.1	144.7	44.7	Irvine, CA	Office	L + 3.9	2.6	62
18	Senior Loan	10/26/2015	155.0	125.0	49.6	Portland, OR	Retail	L + 5.5	1.1	61
19	Senior Loan	8/4/2017	152.2	152.2	49.1	New York, NY	Condo (Residential)	L + 4.7	2.0	57
20	Senior Loan	10/23/2017	150.0	150.0	35.5	North Bergen, NJ	Multifamily	L + 3.2	3.1	57
21	Senior Loan	11/9/2018	150.0	140.0	27.0	Fort Lauderdale, FL	Hospitality	L + 2.9	4.2	62
22	Senior Loan	3/29/2019	138.0	137.0	24.0	Boston, MA	Multifamily	L + 2.7	4.5	63
23	Senior Loan	11/7/2018	135.0	130.1	26.9	West Palm Beach, FL	Multifamily	L + 2.9	4.1	73
24	Senior Loan	11/20/2018	103.5	100.2	39.7	San Diego, CA	Multifamily	L + 3.4	4.2	74
25	Senior Loan	9/7/2018	93.0	92.3	16.5	Seattle, WA	Multifamily	L + 2.6	3.9	76
26	Senior Loan	3/29/2018	86.0	86.0	14.3	New York, NY	Multifamily	L + 2.6	3.5	48
27	Senior Loan	2/28/2017	85.9	84.3	21.4	Denver, CO	Multifamily	L + 3.8	2.4	75
28	Senior Loan	3/20/2018	80.7	80.7	14.5	Seattle, WA	Office	L + 3.6	3.5	61
29	Senior Loan	3/28/2018	80.0	72.0	13.0	Orlando, FL	Multifamily	L + 2.8	3.5	70
30	Senior Loan	10/30/2018	77.0	77.0	12.7	Philadelphia, PA	Multifamily	L + 2.7	4.1	73
31	Senior Loan	1/18/2019	76.0	76.0	15.5	Brooklyn, NY	Hospitality	L + 2.9	4.4	69
32	Senior Loan	1/16/2018	75.5	75.5	13.5	St Paul, MN	Office	L + 3.6	3.4	69
33	Senior Loan	7/21/2017	75.1	66.0	13.6	Queens, NY	Industrial	L + 3.0	2.8	64
34	Senior Loan	7/24/2018	74.5	71.9	15.3	Atlanta, GA	Industrial	L + 2.7	3.9	74
35	Senior Loan	9/12/2019	67.5	67.5	14.3	Austin, TX	Multifamily	L + 2.5	5.0	75
36	Senior Loan	8/9/2019	61.5	61.5	11.1	Atlanta, GA	Multifamily	L + 3.0	4.9	74
37	Senior Loan	10/9/2018	45.0	42.0	7.8	Queens, NY	Multifamily	L + 2.8	4.1	70
	Total/Weighted Average Senior Loans Unlevered		$5,737.2	$5,179.5	$1,275.9			L + 3.1%	4.0	67%
	Mezzanine Loans
1	Mezzanine	6/8/2015	5.5	5.5	5.5	Various	Retail	11.0	5.8	73
	Total/Weighted Average Mezzanine Loans Unlevered		$5.5	$5.5	$5.5			11.0%	5.8	73%
	CMBS B-Pieces
1	RECOP I(G)	2/13/2017	40.0	35.7	35.7	Various	Various	4.8	9.8	58
	Total/Weighted Average CMBS B-Pieces Unlevered		$40.0	$35.7	$35.7			4.8%	9.8	58%

*	Numbers presented may not foot due to rounding.

(A)	Our total portfolio represents the current principal amount on senior and mezzanine loans and net equity in RECOP I, which holds CMBS B-Piece investments.

(B)	Net equity reflects (i) the amortized cost basis of our loans, net of borrowings; and (ii) the cost basis of our investment in RECOP I.

(C)	Weighted average is weighted by current principal amount for our senior and mezzanine loans and by net equity for our RECOP I CMBS B-Pieces.

(D)	L = the greater of one-month USD LIBOR rate; spot rate of 2.02%, or the applicable contractual LIBOR floor, included in portfolio-wide averages represented as fixed rates.

(E)	Max remaining term (years) assumes all extension options are exercised, if applicable.

(F)
For senior loans, LTV is based on the initial loan amount divided by the as-is appraised value as of the date the loan was originated or by the current principal amount as of the date of the most recent as-is appraised value; for Senior Loan 5, LTV is based on the initial loan amount divided by the appraised bulk sale value assuming a condo-conversion and no renovation; for Senior Loan 19, LTV is based on the current principal amount divided by the adjusted appraised gross sellout value net of sales cost; for mezzanine loans, LTV is based on the current balance of the whole loan dividend by the as-is appraised value as of the date the loan was originated; for RECOP I CMBS B-Pieces, LTV is based on the weighted average LTV of the underlying loan pool at issuance.

(G)
Senior loans include senior mortgages and similar credit quality investments, including junior participations in our originated senior loans for which we have syndicated the senior participations and retained the junior participations for our portfolio and excludes pari passu loan syndications.

(H)
Represents our investment in an aggregator vehicle alongside RECOP I that invests in CMBS B-Pieces. Committed principal represents our total commitment to the aggregator vehicle whereas current principal represents the current funded amount.

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

(dollars in thousands)	September 30, 2019
Risk Rating	Number of Loans	Net Book Value(A)	Total Loan Exposure(A)(B)
1	1	$85,677	$86,000
2	6	562,404	564,890
3	31	4,363,957	4,534,078
4	—	—	—
5	—	—	—
	38	$5,012,038	$5,184,968

(dollars in thousands)	June 30, 2019
Risk Rating	Number of Loans	Net Book Value(A)	Total Loan Exposure(A)(B)
1	3	$271,853	$272,571
2	3	220,767	221,629
3	30	4,242,593	4,411,804
4	—	—	—
5	—	—	—
	36	$4,735,213	$4,906,004

(A)	Excludes $65.0 million pari passu loan syndication as of September 30, 2019 and June 30, 2019, respectively.

(B)
In certain instances, we finance our loans through the non-recourse sale of a senior interest that is not included in our consolidated financial statements. Total loan exposure includes the entire loan we originated and financed, including $143.6 million and $142.8 million of such non-consolidated interests as of September 30, 2019 and June 30, 2019, respectively.

As of September 30, 2019, the average risk rating of KREF's portfolio was 2.9 (Average Risk), weighted by total loan exposure, with 100% of commercial mortgage loans held-for-investment, rated 3 (Average Risk) or better by our Manager as compared to 2.8 (Average Risk) as of June 30, 2019. As of September 30, 2019 and June 30, 2019, no investments were rated 4 (High Risk/Potential for Loss) or 5 (Impaired/Loss Likely).

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

During the three months ended September 30, 2019, the Company sold its remaining direct CMBS investments.

Portfolio Financing

Our portfolio financing arrangements include master repurchase agreements, term lending agreement, asset specific financing, term loan financing, collateralized loan obligations, loan participations sold and non-consolidated senior interests.

The Company continues to expand and diversify its financing sources, especially those sources that provide non-mark-to-market financing, reducing our exposure to market volatility. Our non-mark-to-market financing as of September 30, 2019 represented 74% of our portfolio financing based on outstanding principal balance, primarily as a result of our term lending agreement, asset based financing, term loan facility and collateralized loan obligations.

The following table summarizes our portfolio financing (dollars in thousands):

	Portfolio Financing Outstanding Principal Balance
	September 30, 2019	December 31, 2018
Master repurchase agreements	$1,025,251	$1,157,261
Term lending agreement	875,455	—
Asset specific financing	142,267	60,000
Term loan financing	877,648	748,414
Collateralized loan obligations	810,000	810,000
Loan participations sold(A)	—	85,880
Non-consolidated senior interests	143,600	67,155
Total portfolio financing	$3,874,221	$2,928,710

(A)
Excludes $65.0 million pari passu loan syndication as of September 30, 2019. Such syndication did not qualify for "sale" accounting under GAAP and therefore is consolidated in our Condensed Consolidated Balance Sheet as of September 30, 2019.

Financing Agreements

The following table details our financing agreements (dollars in thousands):

	September 30, 2019
	Maximum	Collateral	Borrowings
	Facility Size(A)	Assets(B)	Potential(C)	Outstanding	Available
Master Repurchase Agreements
Wells Fargo	$1,000,000	$615,617	$442,963	$425,134	$17,829
Morgan Stanley	750,000	472,502	354,377	354,377	—
Goldman Sachs	400,000	344,502	246,963	245,740	1,223
Term Lending Agreement
KREF Lending V	900,000	1,071,871	879,686	875,455	4,231
Asset Specific Financing
BMO Facility	300,000	206,097	164,878	142,267	22,611
Term Loan Facility	1,000,000	1,091,581	907,432	877,648	29,784
Revolver	250,000	—	250,000	130,000	120,000
	$4,600,000	$3,802,170	$3,246,299	$3,050,621	$195,678

(A)	Maximum facility size represents the largest amount of borrowings available under a given facility once sufficient collateral assets have been approved by the lender and pledged by us.

(B)	Represents the principal balance of the collateral assets.

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

Each of our existing master repurchase facilities includes "credit mark" features. "Credit mark" provisions in repurchase facilities are designed to keep the lenders' credit exposure constant as a percentage of the underlying collateral value of the assets pledged as security to them. If the underlying collateral value decreases, the gross amount of leverage available to us will be reduced as our assets are marked to market, which would reduce our liquidity. The lender under the applicable repurchase facility sets the valuation and any revaluation of the collateral assets in its sole, good faith discretion. As a contractual matter, the lender has the right to reset the value of the assets at any time based on then-current market conditions, but the market convention is to reassess valuations on a monthly, quarterly and annual basis using the financial information delivered pursuant to the facility documentation regarding the real property, borrower and guarantor under such underlying loans. Generally, if the lender determines (subject to certain conditions) that the market value of the collateral in a repurchase transaction has decreased by more than a defined minimum amount, the lender may require us to provide additional collateral or lead to margin calls that may require us to repay all or a portion of the funds advanced. We closely monitor our liquidity and intend to maintain sufficient liquidity on our balance sheet in order to meet any margin calls in the event of any significant decreases in asset values. As of September 30, 2019 and December 31, 2018, the weighted average haircut under our repurchase agreements was 28.4% and 25.8%, respectively (or 25.8% and 23.4%, respectively, if we had borrowed the maximum amount approved by its repurchase agreement counterparties as of such dates). In addition, our existing master repurchase facilities are not entirely term-matched financings and may mature before our CRE debt investments that represent underlying collateral to those financings. As we negotiate renewals and extensions of these liabilities, we may experience lower advance rates and higher pricing under the renewed or extended agreements.

Term Lending Agreement

In June 2019, we entered into a Master Repurchase and Securities Contract Agreement (the "Term Lending Agreement") with Morgan Stanley Mortgage Capital Holdings LLC ("Administrative Agent"), as administrative agent on behalf of Morgan Stanley Bank, N.A. ("Initial Buyer"), which provides for current and future financings of up to $900.0 million on a non-mark-to-market basis. The Initial Buyer subsequently syndicated a portion of the facility to multiple financial institutions. As of September 30, 2019, the Initial Buyer held 52.2% of the total commitment under the facility. Borrowings under the Term Lending Agreement are collateralized by certain loans, held for investment, and bear interest equal to one-month LIBOR, plus a 1.9% margin, inclusive of an ongoing administrative fee. Total outstanding borrowings under the Term Lending Agreement as of September 30, 2019 totaled $875.5 million. The Term Lending Agreement has an initial maturity of June 2021, subject to five one-year extension options, which may be exercised by us upon the satisfaction of certain customary conditions and thresholds.

Asset Specific Financing

In August 2018, we entered into a $200.0 million loan financing facility with BMO Harris Bank (the "BMO Facility”). During May 2019, KREF increased the borrowing capacity to $300.0 million. The facility provides asset-based financing on a non-mark-to-market basis with matched-term up to five years with partial recourse to the Company. As of September 30, 2019, there was $142.3 million outstanding on this facility.

Term Loan Financing

In connection with our efforts to diversify our financing sources, further expand our non-mark-to-market borrowing base and reduce our exposure to market volatility, we entered into a term loan financing agreement in April 2018 with third party lenders for an initial borrowing capacity of $200.0 million that was increased to $1,000.0 million in October 2018 (“Term Loan Facility”). The facility provides us with asset-based financing on a non-mark-to-market basis with matched term up to five years and is non-recourse to the Company. Borrowings under the facility are collateralized by senior loans, held-for-investment, and bear interest equal to one-month LIBOR plus a margin. As of September 30, 2019, the weighted average margin and interest rate on the facility were 1.5% and 3.5%, respectively.
The following table summarizes our borrowings under the Term Loan Facility (dollars in thousands):

	September 30, 2019
Term Loan Facility	Count	Outstanding Face Amount	Carrying Value	Wtd. Avg. Yield/Cost(A)	Guarantee(B)	Wtd. Avg. Term(C)
Collateral assets	11	$1,091,581	$1,083,239	L + 3.2%	n.a.	September 2023
Financing provided	n.a.	877,648	872,863	L + 1.8%	n.a.	September 2023

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

Revolving Credit Agreement

In December 2018, the Company entered into a $100.0 million corporate revolving credit facility (“Revolver”) administered by Morgan Stanley Senior Funding, Inc. The borrowing capacity was further increased in March, April and May 2019 to $250.0 million. We may use our Revolver as a source of financing, which is designed to provide short-term liquidity to purchase loans or other eligible assets, pay operating expenses and borrow amounts for general corporate purposes. Borrowings under the Revolver bear interest at a per annum rate equal to the sum of (i) a floating rate index and (ii) a fixed margin.

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

The following table outlines KREF 2018-FL1 collateral assets and respective borrowing (dollars in thousands):

	September 30, 2019
Collateralized Loan Obligation	Count	Face Amount	Carrying Value	Wtd. Avg. Yield/Cost(B)	Wtd. Avg. Term(C)
Collateral assets(A)	23	$1,000,000	$1,000,000	L + 3.0%	July 2023
Financing provided	1	810,000	802,692	L + 1.8%	June 2036

(A)
Collateral assets represent 19.6% of the face amount of the Company's senior loans as of September 30, 2019. As of September 30, 2019, 100% of the Company's loans financed through the CLO are floating rate loans.

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

Loan Participations Sold

In connection with our investments in CRE loans, we finance certain investments through the syndication of a non-recourse, or limited-recourse, loan participation to an unaffiliated third party. Our presentation of the senior loan and related financing involved in the syndication depends upon whether GAAP recognized the transaction as a sale, though such differences in presentation do not generally impact our net stockholders’ equity or net income aside from timing differences in the recognition of certain transaction costs.

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

The following table details our loan participations sold (dollars in thousands):

	September 30, 2019
Loan Participations Sold	Count	Principal Balance	Carrying Value	Yield/Cost(A)	Guarantee	Term
Total loan	1	$287,768	$286,435	L + 3.3%	n.a.	June 2023
Pari passu loan syndication(B)	1	65,000	65,000	L + 2.8%	n.a.	June 2023

(A)	Our floating rate loans and related liabilities were indexed to one-month LIBOR. Our net interest rate exposure is in direct proportion to our net assets.

(B)
During the three and nine months ended September 30, 2019, we recorded $0.8 million and $1.2 million of interest income and $0.8 million and $1.2 million of interest expense related to the pari passu loan syndicated, but continued to be consolidated under GAAP.

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

The following table details the subordinate interests retained on our balance sheet and the related non-consolidated senior interests (dollars in thousands):

	September 30, 2019
Non-Consolidated Senior Interests	Count	Principal Balance	Carrying Value	Yield/Cost(A)	Guarantee	Term
Total loan	1	$179,500	n.a.	L + 2.7%	n.a.	June 2024
Senior participation	1	143,600	n.a.	L + 1.6%	n.a.	June 2024
Subordinate interests retained		35,900

(A)	Our floating rate loans and related liabilities were indexed to one-month LIBOR. Our net interest rate exposure is in direct proportion to our net assets.

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

Borrowing Activities

The following tables provide additional information regarding our borrowings (dollars in thousands):

		Nine Months Ended
		September 30, 2019
	Outstanding Face Amount at September 30, 2019	Average Daily Amount Outstanding(A)	Maximum Amount Outstanding	Weighted Average Daily Interest Rate
Wells Fargo	$425,134	$435,749	$512,298	4.2%
Morgan Stanley	354,377	356,615	615,161	4.4
Goldman Sachs	245,740	262,639	342,368	4.4
KREF Lending V	875,455	836,296	875,455	4.2
BMO Facility	142,267	123,904	142,267	4.1
Revolver	130,000	63,609	250,000	4.5
Term Loan Facility	877,648	835,629	958,666	3.9
Total/Weighted Average	$3,050,621	$2,370,596		4.2%

(A)     Represents the average for the period the debt was outstanding.

	Average Daily Amount Outstanding(A)
	Three Months Ended
	September 30, 2019	June 30, 2019	March 31, 2019
Wells Fargo	$425,134	$391,527	$491,314
Morgan Stanley	401,613	395,960	270,835
Goldman Sachs	210,010	273,668	305,286
KREF Lending V	841,628	713,669	—
BMO Facility	142,267	128,320	100,667
Revolver	93,804	69,341	27,123
Term Loan Facility	933,375	849,273	721,915

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

As of September 30, 2019, we were in compliance with the covenants of our financing facilities.

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

With respect to our Revolver, amounts borrowed are full recourse to certain guarantor wholly-owned subsidiaries of the Company.

Results of Operations

The following table summarizes the changes in our results of operations for the three and nine months ended September 30, 2019 and 2018 (dollars in thousands, except per share data):

	For the Three Months Ended September 30,		Increase (Decrease)		For the Nine Months Ended September 30,		Increase (Decrease)
	2019	2018	Dollars	Percentage	2019	2018	Dollars	Percentage
Net Interest Income
Interest income	$74,223	$51,895	$22,328	43.0%	$201,918	$123,952	$77,966	62.9%
Interest expense	45,596	23,337	22,259	95.4	117,527	52,825	64,702	122.5
Total net interest income	28,627	28,558	69	0.2	84,391	71,127	13,264	18.6
Other Income
(Loss) gain on sale of investments	(429)	—	(429)	100.0	(2,759)	13,000	(15,759)	(121.2)
Change in net assets related to CMBS consolidated variable interest entities	544	379	165	43.5	1,665	2,460	(795)	(32.3)
Income from equity method investments	1,321	747	574	76.8	3,314	2,084	1,230	59.0
Other income	853	476	377	79.2	2,006	1,239	767	61.9
Total other income (loss)	2,289	1,602	687	42.9	4,226	18,783	(14,557)	(77.5)

Operating Expenses
General and administrative	2,704	1,653	1,051	63.6	7,846	6,002	1,844	30.7
Management fees to affiliate	4,280	4,164	116	2.8	12,855	12,016	839	7.0
Incentive compensation to affiliate	—	3,286	(3,286)	100.0	2,098	3,286	(1,188)	(36.2)
Total operating expenses	6,984	9,103	(2,119)	(23.3)	22,799	21,304	1,495	7.0
Income (Loss) Before Income Taxes, Noncontrolling Interests and Preferred Dividends	23,932	21,057	2,875	13.7	65,818	68,606	(2,788)	(4.1)
Income tax expense (benefit)	77	85	(8)	(9.4)	366	227	139	61.2
Net Income (Loss)	23,855	20,972	2,883	13.7	65,452	68,379	(2,927)	(4.3)
Redeemable Noncontrolling Interests in Income (Loss) of Consolidated Joint Venture	—	—	—	—	—	63	(63)	(100.0)
Net Income (Loss) Attributable to KKR Real Estate Finance Trust Inc. and Subsidiaries	23,855	20,972	2,883	13.7	65,452	68,316	(2,864)	(4.2)
Preferred Stock Dividends and Redemption Value Adjustment	238	151	87	57.6	(251)	395	(646)	(163.5)
Net Income (Loss) Attributable to Common Stockholders	$23,617	$20,821	$2,796	13.4%	$65,703	$67,921	(2,218)	(3.3)%

Net Income (Loss) Per Share of Common Stock
Basic	$0.41	$0.37	$0.04	10.8%	$1.14	$1.26	$(0.12)	(9.5)%
Diluted	$0.41	$0.37	$0.04	10.8%	$1.14	$1.25	$(0.11)	(8.8)%
Dividends Declared per Share of Common Stock	$0.43	$0.43	$—	—%	$1.29	$1.26	$0.03	2.4%

Net Interest Income

Net interest income increased by $0.1 million and $13.3 million during the three and nine months ended September 30, 2019, respectively, compared to the corresponding periods in 2018, primarily due to increased interest income as the principal balance of the Company's loan portfolio increased by $1.8 billion from September 30, 2018 to September 30, 2019. This increase was partially offset by increased interest expense resulting from interest on amounts outstanding under our debt obligations used to finance investments in commercial loans, which increased by $1.7 billion compared to September 30, 2018. We recognized $4.1 million and $14.6 million of deferred loan fees and origination discounts accreted into interest income during the three and nine months ended September 30, 2019, respectively, as compared to $4.0 million and $7.2 million during the corresponding periods in 2018. We also recorded $4.0 million and $12.1 million of deferred financing costs amortization during the three and nine months ended September 30, 2019, respectively, as compared to $1.9 million and $4.3 million during the corresponding periods in 2018.

Other Income

Total other income increased by $0.7 million during the three months ended September 30, 2019, as compared to the three months ended September 30, 2018. This increase was primarily due to a $0.6 million increase in income earned from our RECOP I equity method investment and an increase of $0.1 million of other income from non-recurring CMBS fees. The increase was partially offset by a net loss of $0.4 million resulting from the sale of our remaining CMBS B-Piece investments during the three months ended September 30, 2019, as compared to an unrealized loss of $0.2 million during the corresponding period in 2018.

Total other income decreased by $14.6 million during the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018. This decrease was primarily due to a $13.0 million gain from the sale of CMBS B-Pieces in April 2018, partially offset by a $2.1 million unrealized loss recorded during the nine months ended September 30, 2018, compared to a $2.8 million loss from the sale of our remaining CMBS B-Piece investments recorded during the nine months ended September 30, 2019. Additionally, net interest income from our CMBS B-Pieces decreased from $4.6 million during the nine months ended September 30, 2018 to $1.7 million during the nine months ended September 30, 2019, driven by the sale of CMBS B-Piece investments in April 2018. Income from RECOP I equity method investment also increased by $1.2 million during the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018.

Operating Expenses

Total operating expenses decreased by $2.1 million during the three months ended September 30, 2019, as compared to the three months ended September 30, 2018. This decrease was primarily driven by the fact that we did not recognize Manager incentive compensation during the three months ended September 30, 2019, as compared to $3.3 million recognized during the corresponding period in 2018. The decrease in total operating expenses was partially offset by an increase in non-cash stock-based compensation expense of $0.7 million during the three months ended September 30, 2019, over the $0.3 million recognized during the three months ended September 30, 2018.

Total operating expenses increased by $1.5 million during the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018. This increase was primarily driven by an additional $1.5 million in non-cash stock-based compensation expense during the nine months ended September 30, 2019, over the $1.6 million recognized during the nine months ended September 30, 2018. The increase in total operating expenses was partially offset by a decrease of $1.2 million in incentive compensation recognized during the nine months ended September 30, 2019, compared to the corresponding period in 2018.

The following table provides additional information regarding total operating expenses (dollars in thousands):

	Three Months Ended
	September 30, 2019	June 30, 2019	March 31, 2019	December 31, 2018	September 30, 2018
Professional services	$711	$839	$546	$604	$666
Operating and other costs	953	899	824	819	692
Stock-based compensation	1,040	1,043	991	387	295
Total general and administrative expenses	2,704	2,781	2,361	1,810	1,653
Management fees to affiliate	4,280	4,288	4,287	4,330	4,164
Incentive compensation to affiliate	—	1,145	953	1,470	3,286
Total operating expenses	$6,984	$8,214	$7,601	$7,610	$9,103

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

Our primary sources of liquidity and capital sources have been derived from net proceeds from equity issuances, net advances from our secured financing agreements, inclusive of our revolver, net proceeds from collateralized loan obligations, net proceeds from issuance of convertible notes and cash flows from operations. We may seek additional sources of liquidity from syndicated financing, other borrowings (including borrowings not related to a specific investment) and future offerings of equity and debt securities. In addition, we may apply our existing cash and cash equivalents and cash flows from operations to any liquidity needs. As of September 30, 2019, our cash and cash equivalents were $74.5 million.

We recently implemented a new cash management strategy to minimize cash drag as our loans payoff, while enhancing our liquidity and execution readiness on new loan originations. In connection with such strategy, we acquired $94.0 million of investment grade available-for-sale CMBS securities in October 2019.

To facilitate future offerings of equity, debt and other securities, we have in place an effective shelf registration statement (the “Shelf”) with the SEC. The amount of securities that may be issued pursuant to this Shelf is not to exceed $750.0 million. The securities covered by this Shelf include: (i) common stock, (ii) preferred stock, (iii) depository shares, (iv) debt securities, (v) warrants, (vi) subscription rights, (vii) and purchase contracts, and (viii) units. The specifics of any future offerings, along with the use of proceeds of any securities offered, will be described in detail in a prospectus supplement, or other offering material, at the time of any offering. In February 2019, we entered into an equity distribution agreement with certain sales agents, pursuant to which we may sell, from time to time, up to an aggregate sales price of $100.0 million of our common stock, pursuant to a continuous offering program (the “ATM”), under the shelf. Sales of our common stock made pursuant to the ATM may be made in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act. We did not sell any shares of our common stock under the ATM during the nine months ended September 30, 2019.

See Notes 4, 5, 6 and 9 to our condensed consolidated financial statements for additional details regarding our secured financing agreements, collateralized loan obligations, convertible notes and stock activity.

Debt-to-Equity Ratio and Total Leverage Ratio

The following table presents our debt-to-equity ratio and total leverage ratio:

	September 30, 2019	December 31, 2018
Debt-to-equity ratio(A)	2.0x	1.1x
Total leverage ratio(B)	3.6x	2.6x

(A)	Represents (i) total outstanding debt agreements (excluding non-recourse term loan facility) and convertible notes, less cash to (ii) total permanent equity, in each case, at period end.

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

Sources of Liquidity

Our primary sources of liquidity include cash and cash equivalents and available borrowings under our secured financing agreements, inclusive of our revolver. Amounts available under these sources as of the date presented are summarized in the following table (dollars in thousands):

	September 30, 2019	December 31, 2018
Cash and cash equivalents	$74,517	$86,531
Available borrowings under master repurchase agreements	19,052	58,751
Available borrowings under term lending agreement	4,231	—
Available borrowings under asset specific financing	22,611	5,423
Available borrowings under revolving credit agreements	120,000	100,000
Available borrowings under term loan financing facility	29,784	33,637
	$270,195	$284,342

In addition to our primary sources of liquidity, we have access to further liquidity through public offerings of debt and equity securities. Our existing loan portfolio also provides us with liquidity as loans are repaid or sold, in whole or in part, and the proceeds from repayment become available for us to invest.

Cash Flows

The following table sets forth changes in cash and cash equivalents for the nine months ended September 30, 2019 and 2018 (dollars in thousands):

	For the Nine Months Ended September 30,
	2019	2018	Increase (Decrease)
Cash Flows From Operating Activities	$68,245	$57,429	$10,816
Cash Flows From Investing Activities	(1,077,904)	(1,272,058)	194,154
Cash Flows From Financing Activities	997,645	1,303,880	(306,235)
Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	$(12,014)	$89,251	$(101,265)

Cash Flows from Operating Activities

Our cash flows from operating activities were primarily driven by our net interest income, which is driven by the income generated by our investments less financing costs. The following table sets forth interest received by, and paid for, our investments for the nine months ended September 30, 2019 and 2018 (dollars in thousands):

	For the Nine Months Ended September 30,
	2019	2018
Interest Received:
Senior and mezzanine loans	$184,511	$108,314
CMBS B-Pieces	1,715	5,456
	186,226	113,770
Interest Paid:
Borrowings secured by senior loans	106,000	41,161
Net interest collections	$80,226	$72,609

Our net interest collections were partially offset by cash used to pay management and incentive fees, as follows (dollars in thousands):

	For the Nine Months Ended September 30,
	2019	2018	Increase (Decrease)
Management Fees to affiliate	$12,905	$11,609	$1,296
Incentive Fees to affiliate	2,098	—	2,098
Net decrease in cash and cash equivalents	$15,003	$11,609	$3,394

Cash Flows from Investing Activities

Our cash flows from investing activities were primarily driven by cash outflows to fund new loan originations and our commitments under existing loan investments, partially offset by cash inflows from the sale/syndication and principal repayments on our loan investments. During the nine months ended September 30, 2019, we funded $2,251.0 million of senior loans and received $1,169.5 million from the sale/syndication and repayments of commercial mortgage loans. We also made an investment in CMBS, held through an equity method investment, of $6.2 million. During the three months ended September 30, 2019, we sold our remaining direct CMBS investments for net proceeds of $9.8 million. During the nine months ended September 30, 2018, we funded or purchased $1,695.2 million of senior and mezzanine loans and received $319.0 million of principal repayments on certain loans. We also made a net investment in CMBS, held through an equity method investment, of $8.6 million. During April 2018, we sold four of our five CMBS trusts for net proceeds of $112.7 million.

Cash Flows from Financing Activities

Our cash flows from financing activities were primarily driven by proceeds from borrowings under our financing arrangements of $2,745.8 million during the nine months ended September 30, 2019. Such cash inflows were partially offset by principal repayments of $1,660.8 million on borrowings under our financing agreements and the payment of $74.8 million in dividends during the nine months ended September 30, 2019. During the nine months ended September 30, 2018, our cash flows from financing activities were primarily driven by proceeds from borrowings under our repurchase agreements and other financing agreements of $1,607.7 million. Additionally, we completed our convertible debt offering and common stock offering which resulted in net proceeds of $139.4 million and $98.4 million, respectively, during the nine months ended September 30, 2018. These inflows were partially offset by principal repayment of $451.0 million on borrowings under secured financing agreements and payment of $64.1 million in dividends during the nine months ended September 30, 2018.

Contractual Obligations and Commitments

The following table presents our contractual obligations and commitments (including interest payments) as of September 30, 2019 (dollars in thousands):

	Total	Less than 1 year	1 to 3 years	3 to 5 years	Thereafter
Recourse Obligations:
Master Repurchase Facilities(A)
Wells Fargo	$460,018	$16,161	$443,857	$—	$—
Morgan Stanley	384,050	13,610	370,440	—	—
Goldman Sachs	256,495	9,940	246,555	—	—
Term Lending Agreement(A)
KREF Lending V	936,008	34,957	901,051	—	—
Asset Specific Financing
BMO Facility	150,145	5,389	144,756	—	—
Total secured financing agreements	2,186,716	80,057	2,106,659	—	—
Convertible Notes	176,107	8,951	17,829	149,327	—
Future funding obligations(B)	551,845	286,960	264,885	—	—
RECOP I commitment(C)	4,340	4,340	—	—	—
Revolver(D)	135,342	135,342	—	—	—
Total recourse obligations	3,054,350	515,650	2,389,373	149,327	—
Non-Recourse Obligations:
Collateralized Loan Obligations	949,172	27,880	55,532	865,760	—
Term Loan Financing	1,001,457	31,165	62,075	908,217	—
Total	$5,004,979	$574,695	$2,506,980	$1,923,304	$—

(A)
The allocation of repurchase facilities and Term Lending Agreement is based on the current maturity date of each individual borrowing under these facilities. The amounts include the related future interest payment obligations, which are estimated by assuming the amounts outstanding under these facilities and the interest rates in effect as of September 30, 2019 will remain constant into the future. This is only an estimate, as actual amounts borrowed and rates may vary over time. Amounts borrowed are subject to a maximum 25.0% recourse limit.

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

(C)	Amounts committed to invest in an aggregator vehicle alongside RECOP I, which had a two-year investment period which ended in April 2019.

(D)
Any amounts borrowed are full recourse to certain subsidiaries of KREF. Includes principal and assumes interest outstanding over a one year period. Amounts are estimated based on the amount outstanding under the Revolver and the interest rate in effect as of September 30, 2019. This is only an estimate as actual amounts borrowed, the timing of repayments and interest rates may vary over time. The Revolver expires in December 2023.

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

Subsequent Events

Our subsequent events are detailed in Note 15 to our condensed consolidated financial statements

Off-Balance Sheet Arrangements

As described in Note 8 to our condensed consolidated financial statements, we have off-balance sheet arrangements related to VIEs that we account for using the equity method of accounting and in which we hold an economic interest or have a capital commitment. Our maximum risk of loss associated with our interests in these VIEs is limited to the carrying value of our investment in the entity and any unfunded capital commitments. As of September 30, 2019, we held $37.2 million of interests in such entities, which does not include a remaining commitment of $4.3 million to RECOP I that we are required to fund when called.

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

We did not have credit yields exposure as of September 30, 2019 due to the sale of the remaining directly held CMBS investments during the three months ended September 30, 2019.

Interest Rate Risk

Generally, the composition of our investments is such that rising interest rates will increase our net income, while declining interest rates will decrease our net income. As of September 30, 2019, one-month USD LIBOR was 2.02%, as compared to 2.40% as of June 30, 2019. There can be no assurance of how our net income may be affected in future quarters, which will depend on, among other things, the interest rate environment and our then-current portfolio. As of September 30, 2019, 99.2% of our investments by total assets earned a floating rate of interest indexed to one-month USD LIBOR. The remaining 0.8% of our investments earned a fixed rate of interest. If interest rates were to decline, the value of these fixed-rate investments may increase and if interest rates were to increase, the value of these fixed-rate investments may fall; however, the interest income generated by these fixed-rate investments would not be affected by market interest rates. The interest rates we pay under our current financing facilities are floating rate. Accordingly, our interest expense will generally increase as interest rates increase and decrease as interest rates decrease.

As noted above, our interest income generally decreases as LIBOR decreases; in certain circumstances, however, LIBOR floors relating to our loan portfolio may offset some of the impact from declining rates. As of September 30, 2019, approximately half of our loan portfolio is subject to a LIBOR floor of 2.0% or higher. Due to these LIBOR floors, a 50 basis point decrease in LIBOR would increase our expected cash flows by approximately $6.6 million for the twelve months following September 30, 2019, as LIBOR falls below these LIBOR floors, as compared to an increase in expected cash flows of approximately $0.5 million for the same period resulting from a 50 basis point increase in LIBOR.

LIBOR Transition

LIBOR is expected to be discontinued after 2021. As of September 30, 2019, 99.9% of our loans by principal balance earned a floating rate of interest indexed to LIBOR, and 100.0% of our outstanding financing arrangements (excluding convertible notes) bear interest indexed to LIBOR. All of these arrangements provide procedures for determining an alternative base rate in the event that LIBOR is discontinued. Regardless, there can be no assurances as to what alternative base rates may be and whether such base rate will be more or less favorable than LIBOR and any other unforeseen impacts of the potential discontinuation of LIBOR. We intend to monitor the developments with respect to the potential phasing out of LIBOR after 2021 and work with our lenders and borrowers to minimize the impact of any LIBOR transition on our financial condition and results of operations, but can provide no assurances regarding the impact of the discontinuation of LIBOR.

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

Financing Risk

We finance our target assets using our repurchase facilities, our Term Lending Agreement, our Term Loan Financing, Asset Based Financing, collateralized loan obligations and through syndicating senior participations in our originated senior loans. Over time, as market conditions change, we may use other forms of leverage in addition to these methods of financing. Weakness or volatility in the financial markets, the CRE and mortgage markets or the economy generally could adversely affect one or more of our lenders or potential lenders and could cause one or more of our lenders or potential lenders to be unwilling or unable to provide us with financing, or to decrease the amount of our available financing through a market to market, or to increase the costs of that financing.

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
Our management, with the participation of our Co-Chief Executive Officers and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2019. Based upon that evaluation, our Co-Chief Executive Officers and Chief Financial Officer concluded that, as of September 30, 2019, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) of the Exchange Act) occurred during the quarter ended September 30, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We did not repurchase any shares of our common stock during the three months ended September 30, 2019.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description

10.1	First Amendment to the Third Amended and Restated Management Agreement, dated as of August 5, 2019, between KKR Real Estate Finance Trust Inc. and KKR Real Estate Finance Manager LLC.

31.1	Certificate of Christen E.J. Lee, Co-President and Co-Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Matthew A. Salem, Co-President and Co-Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certificate of Mostafa Nagaty, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

32.3	Certificate of Mostafa Nagaty, Chief Financial Officer, pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File, formatted in Inline XBRL and contained in Exhibit 101.
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

KKR REAL ESTATE FINANCE TRUST INC.

Date:	October 30, 2019	By:	/s/ Christen E.J. Lee
Name: Christen E.J. Lee
Title: Co-Chief Executive Officer and Co-President
(Co-Principal Executive Officer)

Date:	October 30, 2019	By:	/s/ Matthew A. Salem
Name: Matthew A. Salem
Title: Co-Chief Executive Officer and Co-President
(Co-Principal Executive Officer)

Date:	October 30, 2019	By:	/s/ Mostafa Nagaty
Name: Mostafa Nagaty
Title: Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)