Form 10-K
period 2019-12-31
KKR Real Estate Finance Trust Inc.
filed 2020-02-19
CIK 1631596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019

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

The aggregate market value of the registrant's common stock held by non-affiliates was approximately $478.3 million as of June 28, 2019 (the last business day of the registrant's most recently completed second fiscal quarter) based on the closing sale price on the New York Stock Exchange on that date.

The number of shares of the registrant's common stock, par value $0.01 per share, outstanding as of February 14, 2020 was 57,486,583.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement to be filed with the Securities and Exchange Commission (“SEC”) pursuant to Regulation 14A relating to the registrant’s 2020 Annual Meeting of Stockholders will be incorporated by reference in this Form 10-K in response to Items 10, 11, 12, 13 and 14 of Part III. The definitive proxy statement will be filed with the SEC no later than 120 days after the registrant’s fiscal year end.

KKR REAL ESTATE FINANCE TRUST INC.
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2019

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

We began our investment activities in October 2014 with an initial commitment of $400.0 million from KKR. We raised an additional $438.1 million in equity commitments from third-party investors and certain current and former employees of, and consultants to, KKR that brought our total committed capital base to $838.1 million, which was fully drawn prior to our initial public offering ("IPO") that generated net proceeds of $225.9 million on May 5, 2017. We had a book value of $1,122.0 million as of December 31, 2019 and established a portfolio of diversified investments, consisting of performing senior loans, mezzanine loans, and commercial mortgage-backed securities ("CMBS") B-Pieces (indirectly-owned through an equity-method investment), which had a value of $5,075.0 million.

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
Our Manager and KKR

We are externally managed by our Manager, an indirect subsidiary of KKR, a leading global investment firm with over 40-year history of leadership, innovation and investment excellence. KKR manages multiple alternative asset classes including private equity, energy, infrastructure, real estate, and credit, with strategic manager partnerships that manage hedge funds. KKR is listed on the NYSE (NYSE: KKR) and reported $218.4 billion of assets under management ("AUM") as of December 31, 2019. KKR's "One-Firm" culture encourages collaboration and leveraging resources and relationships across KKR to help find creative solutions for clients seeking capital and strategic partnerships. We believe our Manager's relationship with KKR and its differentiated global investment management platform provides us with significant advantages in sourcing, evaluating, underwriting and managing our investments.

In connection with the performance of its duties, our Manager benefits from the resources, relationships and expertise of KKR's real estate group ("KKR Real Estate"), which provides equity and debt capital across a variety of real estate sectors and strategies. Established in 2011 under the leadership of Ralph F. Rosenberg, Global Head of KKR Real Estate and Chairman of our board of directors, KKR Real Estate had $9.4 billion of AUM as of December 31, 2019. Mr. Rosenberg, who has 30 years of real estate equity and debt transactions experience, is supported at KKR Real Estate by a team of approximately 85 dedicated professionals across nine offices globally. We believe that KKR Real Estate's global relationships with property owners, managers, lenders, brokers and advisors and real-time knowledge derived from its broadly diversified real estate holdings provide our Manager with access to sourcing channels as well as operational and strategic insights to help our Manager evaluate and monitor individual investment opportunities. Additionally, our Manager leverages the proprietary information available to us through KKR's global investment platforms to conduct thorough underwriting and due diligence and develop a deeper understanding of the opportunities, risks and challenges of the investments that we review. Further, our Manager benefits from KKR Credit & Markets, comprised of a team of 38 investment professionals that advise KKR's investment teams and portfolio companies on executing equity and debt capital markets solutions.

Our Manager is led by an experienced team of senior real estate investment professionals, including Christen E.J. Lee and Matthew A. Salem, our Co-Chief Executive Officers and Co-Presidents, and W. Patrick Mattson, our Chief Operating Officer, who collectively average over 20 years of CRE experience. Our Manager's senior leadership team is supported by 19 other investment professionals with significant expertise in executing our investment strategy. Our Manager's investment committee, which is comprised of Messrs. Rosenberg, Lee, Salem, Mattson, Roger Morales, Head of KKR's Real Estate Acquisitions Americas, Justin Pattner, Head of KKR's Real Estate Equity Americas, Billy Butcher, Chief Operating Officer of KKR Global Real Estate, and Jenny Box, Co-Head of KKR’s Special Situations Americas, advises and consults with our Manager and its investment professionals with respect to our investment strategy, portfolio construction, financing and investment guidelines and risk management and approves all of our investments.

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

Our Target Assets

Our target assets primarily include senior loans, as well as mezzanine loans, preferred equity and other debt-oriented investments:

•
Senior Loans—We focus on originating and acquiring senior loans that are secured by CRE properties and evidenced by a first-priority mortgage. The loans may vary in duration, bear interest at a fixed or floating rate and amortize, and typically require a balloon payment of principal at maturity, but are typically anticipated to be floating rate and shorter-term duration. These investments may include whole loans or pari passu participations within such senior loans.

•
Mezzanine Loans—We may syndicate senior participations in our originated senior loans to other investors and retain a subordinated debt position for our portfolio, typically a mezzanine loan. We may also directly originate or acquire mezzanine loans. These are loans (including pari passu participations in such loans) made to the owner of a mortgage borrower and secured by a pledge of equity interests in the mortgage borrower. These loans are subordinate to a senior loan, but senior to the owner's equity. These loans may be tranched into senior and junior mezzanine loans, with the junior mezzanine lenders secured by a pledge of the equity interests in the more senior mezzanine borrower. The mezzanine lender typically has different rights as compared to the more senior lenders, including the right to cure defaults under the senior loan and any senior mezzanine loan and purchase the senior loan and any senior mezzanine loan, in each case under certain circumstances following a default on the senior loan. Following a default on a mezzanine loan, and subject to negotiated terms with the mortgage lender or other mezzanine lenders, the mezzanine lender generally has the right to foreclose on its equity interest and become the owner of the property, directly or indirectly, subject to the lien of the senior loan and any other debt senior to it including any outstanding senior mezzanine loans.

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

•
CMBS B-Pieces (New Issue)—We may also make investments that consist of below investment-grade bonds comprising some or all of the BB-rated, B-rated and unrated tranches of a CMBS securitization pool. The underlying loans are typically aggregated into a pool and sold as securities to different investors. Under the pooling and servicing agreements that govern these pools, the loans are administered by a trustee and servicers, who act on behalf of all investors and distribute the underlying cash flows to the different classes of securities in accordance with their seniority. The below-investment grade securities that comprise each CMBS B-Piece have generally in the past been acquired in aggregate. Due to their first loss position, these investments are typically offered at a discount to par. These investments typically carry a 10-year weighted average life due to prepayment restrictions on the underlying loans. We generally intend to hold these investments through maturity, but may, from time to time, opportunistically sell positions should liquidity become available or be required. Under the risk retention rules under the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") that went into effect in December 2016, CMBS B-Piece investments may also include BBB-rated securities and are subject to certain additional restrictions that, among other things, prohibit hedging CMBS B-Pieces or selling CMBS B-Pieces for a period of at least five years from the date the investment was made. We currently hold CMBS B-Piece investments indirectly through our investment in an aggregator vehicle alongside KKR Real Estate Credit Opportunity Partners L.P. ("RECOP I"), a KKR-managed investment fund. See Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations—Our Portfolio."

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

Our Portfolio

We began operations in October 2014 and have established a portfolio of diversified investments, consisting of performing senior loans, mezzanine loans and CMBS B-Pieces (indirectly-owned through RECOP I), which had a value of $5,075.0 million as of December 31, 2019, a 23% increase compared to 2018. We believe our current portfolio, comprised of target assets representative of our investment philosophy, validates our ability to execute on our stated market opportunity and investment strategy, including lending against high-quality real estate in liquid markets with strong fundamentals to experienced and well-capitalized sponsors. As we continue to scale our portfolio, we expect that our originations will continue to be heavily weighted toward floating-rate loans. We expect the majority of our future investment activity to focus on originating floating-rate senior loans that we finance with our repurchase facilities and non-mark-to-market financing including term lending arrangements, asset based financing and collateralized loan obligations. In addition, we originate floating-rate loans for which we syndicate a senior position and retain a subordinated interest for our portfolio. As of December 31, 2019, our portfolio had experienced no impairments and did not contain any legacy assets that were originated prior to October 2014. As of December 31, 2019, all of our investments were located in the United States.

The following charts illustrate the growth in our portfolio, origination volume, average loan size originated, net income and book value, as well as the compound annual growth rate ("CAGR") over the years ended December 31, 2017, 2018 and 2019 (dollars in millions):

The map below illustrates the geographic distribution of the properties securing our loan portfolio as of December 31, 2019:

The following charts illustrate the diversification of our loan portfolio, based on type of investment, interest rate, underlying property type, geographic location, vintage and loan to value as of December 31, 2019(A):

The charts above are based on total assets. Total assets reflect the principal amount of our senior and mezzanine loans, including junior participations in our originated senior loans for which we have syndicated the senior participations and retained the junior participations for our portfolio and excludes pari passu loan syndications and vertical loan participations.

(A)    Excludes CMBS B-Piece investments held through RECOP I, our equity method investment.

(B)
LTV is generally based on the initial loan amount divided by the as-is appraised value as of the date the loan was originated or by the current principal amount as of the date of the most recent as-is appraised value.

Our senior loans had a weighted average loan to value ratio ("LTV") of 66% as of December 31, 2019, and we have focused our portfolio on senior positions in the capital structure where the sponsor has meaningful cash or imputed equity subordinated to our position to provide what we believe is downside protection in the event of credit impairment at the asset level. As of December 31, 2019, we maintained a controlling position in all of our senior loans and subordinate debt positions (subject to the terms of our master repurchase agreements, as applicable).

For additional information regarding our portfolio as of December 31, 2019, see Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Our Financing Strategy

We raise capital through offerings of our equity and debt securities to fund future investments. In addition, as part of our portfolio financing strategy, we may use both direct and structural leverage. Our use of direct leverage includes the utilization of repurchase facilities, term lending arrangements, asset based financing, collateralized loan obligations and revolving credit agreements. Term lending arrangements, asset based financing and collateralized loan obligations provide us with non-mark-to-market financing sources, which reduces our exposure to market fluctuations. In addition, we may use structural leverage by syndicating senior mortgage interests in our originated senior loans to other investors and create a subordinated interest that we retain for our portfolio. When utilizing structural leverage, our retained interest is generally a mezzanine loan, secured by a pledge of 100% of the equity ownership interests in the owner of the real property and is generally not subject to recourse. Our retained interest when utilizing structural leverage is subordinate to the lien of the third-party lender that owns the senior interest.

During the year ended December 31, 2019, we (i) entered into a new $900.0 million non-mark-to-market term lending agreement, (ii) increased the borrowing capacity on our corporate revolving credit facility ("Revolver") by $150.0 million to $250.0 million, and (iii) increased our non-mark-to-market financing to $2.8 billion as of December 31, 2019, representing 72% of our total outstanding portfolio financing, as compared to 60% of our total portfolio financing as of December 31, 2018.
The following table details our outstanding financing arrangements as of December 31, 2019 (amounts in thousands):

	Portfolio Financing Outstanding Principal Balance	Maximum Capacity
Master repurchase agreements	$1,088,217	$2,000,000
Term loan financing	798,180	1,000,000
Term lending agreement	870,051	900,000
Collateralized loan obligations	810,000	810,000
Asset specific financing	142,268	300,000
Revolving credit agreements	—	250,000
Non-consolidated senior interests	143,600	143,600
Total portfolio financing	$3,852,316	$5,403,600

The following chart illustrates our progress in diversifying our financing sources and expanding our non-mark-to-market financing sources to reduce our exposure to market volatility:
(1)    Based on outstanding face amount of secured financing facilities and excludes convertible notes and Revolver.

Financing Risk Management

The amount of leverage employed on our assets will depend on our Manager's assessment of the credit, liquidity, price volatility and other risks of those assets and the financing counterparties and availability of particular types of financing at any given time.

We plan to maintain leverage levels appropriate to our specific portfolio. On average, we are targeting a leverage ratio on our senior loans between 3.5 and 4.0-to-1 on a debt to equity basis, as compared to our total leverage ratio of 3.5-to-1 as of December 31, 2019. We will endeavor to match the terms and indices of our assets and liabilities and will also seek to minimize the risks associated with mark-to-market and recourse borrowing.

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

Impact of Interest Rate Environment

Generally, our business model is such that rising interest rates will result in an increase to our net income, while declining interest rates will decrease our net income. Our net interest income currently benefits from in-the-money LIBOR floors in our loan portfolio, which benefit is expected to initially decrease as LIBOR increases. There can be no assurance that we will continue to utilize LIBOR floors. As of December 31, 2019, 99.2% of our investments by total assets earned a floating rate of interest indexed to one-month LIBOR, and of those investments that were financed, all were financed with liabilities that pay a floating rate of interest indexed to one-month LIBOR.

Additionally, floating-rate senior loans typically have lower interest rate sensitivity and less susceptibility to price declines than fixed-rate investments when short-term rates rise. As a result, we believe that our investment strategy, which is primarily focused on originating or acquiring LIBOR-based senior loans, strategically positions our portfolio to earn attractive risk-adjusted yields in a rising interest rate environment. In a declining interest rate environment, our interest income generally decreases as LIBOR decreases; in certain circumstances, however, LIBOR floors relating to our loan portfolio may offset some of the impact from declining rates. As of December 31, 2019, approximately half of our loan portfolio by current principal amount outstanding had a LIBOR floor in place of 2.0% or higher.

With respect to our fixed-rate exposure in our portfolio, an increase in long-term interest rates could have a negative impact on the market value of those investments. Several factors would impact the ultimate market value, including but not limited to, the remaining duration, underlying LTV and credit profile today, credit spreads and other factors.

With respect to our fixed-rate CMBS portfolio indirectly held through an equity method investment, rising interest rates could have a negative effect on the value of the securities in our portfolio. Such CMBS securities are purchased at a substantial discount to their face amount and are much more sensitive to changes in the underlying credit of the securities and credit spreads than to fluctuations in interest rates. However, an increase in long-term rates, with other factors held constant, may have a negative impact on the market value of the CMBS portfolio.

The following chart illustrates the sensitivity of our net interest income to changes in LIBOR on a per weighted average diluted common share basis:
(1)     Assumes loans are drawn up to maximum approved advance rate based on current principal amount outstanding as of December 31, 2019.

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
A number of entities compete with us to make the types of loans and investments we seek to originate or acquire. Our profitability depends, in large part, on our ability to originate or acquire target assets on attractive terms. In originating or acquiring target assets, we compete with a variety of institutional lenders and investors, including other REITs, specialty finance companies, public and private funds (including funds that KKR or its affiliates may in the future sponsor, advise and/or manage), commercial and investment banks, commercial finance and insurance companies and other financial institutions. Several other REITs have raised, or are expected to raise, significant amounts of capital, and may have investment objectives that overlap with ours, which may create additional competition for lending and investment opportunities. Some competitors may have a lower cost of funds and access to funding sources that are not available to us, such as the U.S. government. Many of our competitors are not subject to the operating constraints associated with REIT rule compliance or maintenance of an exclusion from registration under the Investment Company Act. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of loans and investments, offer more attractive pricing or other terms and establish more relationships than us. Furthermore, competition for originations of and investments in our target assets may lead to the yields of such assets decreasing, which may further limit our ability to generate satisfactory returns. In addition, changes in the financial regulatory regime could decrease the current restrictions on banks and other financial institutions and allow them to compete with us for investment opportunities that were previously not available to them. “—Risks Related to Our Company—Changes in laws or regulations governing our operations, changes in the interpretation thereof or newly enacted laws or regulations and any failure by us to comply with these laws or regulations, could require changes to certain of our business practices, negatively impact our operations, cash flow or financial condition, impose additional costs on us, subject us to increased competition or otherwise adversely affect our business.

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
We seek to invest primarily in debt investments in or relating to real estate assets. Any deterioration of real estate fundamentals generally, and in the United States in particular, could negatively impact our performance, increase the default risk applicable to borrowers, and/or make it relatively more difficult for us to generate attractive risk-adjusted returns. Changes in general economic conditions will affect the creditworthiness of borrowers and/or the value of underlying real estate collateral relating to our investments and may include economic and/or market fluctuations, changes in environmental, zoning and other laws, casualty or condemnation losses, regulatory limitations on rents, decreases in property values, changes in the appeal of properties to tenants, changes in supply and demand of real estate products, fluctuations in real estate fundamentals (including average occupancy and room rates for hotel properties), energy and supply shortages, various uninsured or uninsurable risks, natural disasters, terrorism, acts of war, changes in government regulations (such as rent control), political and legislative uncertainty, changes in monetary policy, changes in real property tax rates and operating expenses, changes in interest rates, changes in the availability of debt financing and/or mortgage funds which may render the sale or refinancing of properties difficult or impracticable, increased mortgage defaults, increases in borrowing rates, negative developments in the economy that depress travel activity, adverse changes in demand and/or real estate values generally and other factors that are beyond our control.

We cannot predict the degree to which economic conditions generally, and the conditions for real estate debt investing in particular, will improve or decline. Any declines in the performance of the U.S. and global economies or in the real estate debt markets could have a material adverse effect on our business, financial condition, and results of operations.

Fluctuations in interest rates and credit spreads could reduce our ability to generate income on our loans and other investments, which could lead to a significant decrease in our results of operations, cash flows and the market value of our investments and could materially impair our ability to pay distributions to our stockholders.

Our primary interest rate exposures relate to the yield on our loans and other investments and the financing cost of our debt, as well as any interest rate swaps that we utilize for hedging purposes. Changes in interest rates and credit spreads will affect our net income from loans and other investments, which is the difference between the interest and related income earned on interest-earning investments and the interest and related expense incurred in financing these investments. Generally, the composition of our investments is such that rising interest rates will increase our net income, while declining interest rates will decrease our net income. As of December 31, 2019, 99.2% of our investments by total assets earned a floating rate of interest indexed to one-month USD LIBOR. The remaining 0.8% of our investments earned a fixed rate of interest. In a declining interest rate environment, our interest income generally decreases as LIBOR decreases; in certain circumstances, however, LIBOR floors relating to our floating rate loans may offset some of the impact from declining rates. Also, in a declining interest rate environment, the value of our fixed-rate investments may increase and if interest rates were to increase, the value of these fixed-rate investments may fall; however, the interest income generated by these fixed-rate investments would not be affected by market interest rates. The interest rates we pay under our current financing facilities are floating rate. Accordingly, our interest expense will generally increase as interest rates increase and decrease as interest rates decrease. Increases in interest rates and/or credit spreads may negatively affect demand for loans and could result in higher borrower default rates, while decreases in interest rates and/or credit spreads may decrease our interest income on floating-rate investments and may lead to a higher prepayment rates on our loans.

Our operating results depend, in part, on differences between the income earned on our investments, net of credit losses, and our financing costs. The yields we earn on our floating-rate assets and our borrowing costs tend to move in the same direction in response to changes in interest rates. However, one can rise or fall faster than the other, causing our net interest margin to expand or contract. In addition, we could experience reductions in the yield on our investments and an increase in the cost of our financing. Although we seek to match the terms of our liabilities to the expected lives of loans that we acquire or originate, circumstances may arise in which our liabilities are shorter in duration than our assets, resulting in their adjusting faster in response to changes in interest rates. For any period during which our investments are not match-funded, the income earned on such investments may respond more slowly to interest rate fluctuations than the cost of our borrowings. Consequently, changes in interest rates, particularly short-term interest rates, may immediately and significantly decrease our results of operations and cash flows and the market value of our investments. Interest rate and credit spread fluctuations resulting in our interest and related expense exceeding interest and related income would result in operating losses for us, and any such reduction in our net interest income could materially impair our ability to pay distributions to our stockholders. Changes in the level of interest rates and credit spreads may also affect our ability to make loans or investments and the value of our loans and investments.

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
CRE debt instruments (e.g., mortgages, mezzanine loans and preferred equity) that are secured by commercial property are subject to risks of delinquency and foreclosure and risks of loss that are greater than similar risks associated with loans made on the security of single-family residential property. The ability of a borrower to repay a loan secured by an income-producing property typically is dependent primarily upon the successful operation of the property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower’s ability to repay the loan may be impaired. Net operating income of an income-producing property can be affected by, among other things:

•	tenant mix and tenant bankruptcies;

•	success of tenant businesses;

•	property management decisions, including with respect to capital improvements, particularly in older building structures;

•	property location and condition;

•	competition from other properties offering the same or similar services;

•	changes in laws that increase operating expenses or limit rents that may be charged;

•	any liabilities relating to environmental matters at the property;

•	changes in national, regional or local economic conditions and/or specific industry segments;

•	declines in national, regional or local real estate values;

•	declines in national, regional or local rental or occupancy rates;

•	changes in interest rates and in the state of the credit and securitization markets and the debt and equity capital markets, including diminished availability or lack of debt financing for CRE;

•	changes in real estate tax rates and other operating expenses;

•	changes in governmental rules, regulations and fiscal policies, including environmental legislation, income tax regulations and other tax legislation;

•	acts of God, terrorism, social unrest and civil disturbances, which may decrease the availability of or increase the cost of insurance or result in uninsured losses; and

•	adverse changes in zoning laws.

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
We have in the past and may in the future invest in transitional loans to borrowers who are typically seeking short-term capital to be used in an acquisition or rehabilitation of a property. The typical borrower under a transitional loan has usually identified an undervalued asset that has been under-managed and/or is located in a recovering market. If the market in which the asset is located fails to improve according to the borrower’s projections, or if the borrower fails to improve the quality of the asset’s management and/or the value of the asset, the borrower may not receive a sufficient return on the asset to satisfy the transitional loan, and we bear the risk that we may not recover some or all of our investment.

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

In addition, borrowers usually use the proceeds of a conventional mortgage to repay a transitional loan. Transitional loans therefore are subject to risks of a borrower’s inability to obtain permanent financing to repay the transitional loan. In the event of any default under transitional loans that may be held by us, we bear the risk of loss of principal and non-payment of interest and fees to the extent of any deficiency between the value of the mortgage collateral and the principal amount and unpaid interest of the transitional loan. To the extent we suffer such losses with respect to these transitional loans, it could adversely affect our results of operations and financial condition.

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

Prepayment rates on loans may be affected by a number of factors including, but not limited to, the then-current level of interest rates and credit spreads, fluctuations in asset values, the availability of mortgage credit, the relative economic vitality of the area in which the related properties are located, the servicing of the loans, possible changes in tax laws, other opportunities for investment, and other economic, social, geographic, demographic and legal factors and other factors beyond our control. Consequently, such prepayment rates cannot be predicted with certainty and no strategy can completely insulate us from prepayment or other such risks. If prepayment rates exceed our expectations, we may have greater difficulty in redeploying the proceeds into new investment opportunities, which may significantly increase our cash balance and exacerbate the risks related to our cash management strategy. For further discussion of the risks related to capital deployment, see “—Difficulty in redeploying the proceeds from repayments of our existing loans and investments may cause our financial performance and returns to investors to suffer” below.

Difficulty in redeploying the proceeds from repayments of our existing loans and investments may cause our financial performance and returns to investors to suffer.
In light of our investment strategy and the need to be able to invest capital quickly to capitalize on potential investment opportunities, we may from time to time maintain cash pending deployment into investments, which may at times be significant. Such cash may be held in an account of ours for the benefit of stockholders or may be invested in money market accounts or other similar temporary investments. While the duration of such holding period is expected to be relatively short, in the event we are unable to find suitable investments, such cash positions may be maintained for longer periods. It is not anticipated that the temporary investment of such cash into money market accounts or other similar temporary investments pending deployment into investments will generate significant interest, and such low interest payments on the temporarily invested cash may adversely affect our financial performance and returns to investors.

In addition, we have also invested in CMBS, and may from time to time invest in CMBS and CRE CLO securities as part of our short-term cash management strategy. Subordinate interests such as CMBS, CRE CLO securities and similar structured finance investments generally are not actively traded and are relatively illiquid investments. Volatility in CMBS and CRE CLO trading markets may cause the value of these investments to decline. In addition, if the underlying mortgage portfolio has been overvalued by the originator, or if the values subsequently decline and, as a result, less collateral value is available to satisfy interest and principal payments and any other fees in connection with the trust or other conduit arrangement for such securities, we may incur significant losses. For further discussion of the risks related to such investments, see “—Our investments in CMBS and other similarly structured finance investments, as well as those we structure, sponsor or arrange, would pose additional risks, including the risks of the securitization process, the risk that we will not be able to recover some or all of our investment, the possibility that the CMBS market will be significantly affected by current or future regulation and the risk that we will not be able to hedge or transfer our CMBS B-Piece investments for a significant period of time” below.

The due diligence process that our Manager undertakes in regard to investment opportunities may not reveal all facts that may be relevant in connection with an investment and if our Manager incorrectly evaluates the risks of our investments, we may experience losses.
Before making investments for us, our Manager conducts due diligence that it deems reasonable and appropriate based on the facts and circumstances relevant to each potential investment. When conducting diligence, our Manager may be required to evaluate important and complex business, financial, tax, accounting, environmental and legal issues. Outside consultants, legal advisors, accountants and investment banks may be involved in the due diligence process in varying degrees depending on the type of potential investment. Our Manager’s loss estimates may not prove accurate, as actual results may vary from estimates. If our Manager underestimates the asset-level losses relative to the price we pay for a particular investment, we may experience losses with respect to such investment.

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

CMBS B-Pieces, mezzanine loans, preferred equity and other investments that are subordinated or otherwise junior in an issuer’s capital structure and that involve privately negotiated structures expose us to greater risk of loss.
We invest in debt instruments (including, indirectly through RECOP I, in CMBS B-Pieces) and preferred equity that are subordinated or otherwise junior in an issuer’s capital structure and that involve privately negotiated structures. Our investments in subordinated debt and mezzanine tranches of a borrower’s capital structure and our remedies with respect thereto, including the ability to foreclose on any collateral securing such investments, are subject to the rights of any senior creditors and, to the extent applicable, contractual intercreditor and/or participation agreement provisions. Significant losses related to such loans or investments could adversely affect our results of operations and financial condition.

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

Mezzanine loans are by their nature structurally subordinated to more senior property-level financings. If a borrower defaults on our mezzanine loan or on debt senior to our loan, or if the borrower is in bankruptcy, our mezzanine loan will be satisfied only after the property-level debt and other senior debt is paid in full. In addition, mezzanine loans may have higher loan-to-value ratios than conventional mortgage loans, resulting in less equity in the property and increasing the risk of loss of principal. As a result, a partial loss in the value of the underlying collateral can result in a total loss of the value of the mezzanine loan. Moreover, even if we are able to foreclose on the underlying collateral following a default on a mezzanine loan, we would be substituted for the defaulting borrower and, to the extent income generated on the underlying property is insufficient to meet outstanding debt obligations on the property, may need to commit substantial additional capital and/or deliver a replacement guarantee by a creditworthy entity, which could include us, to stabilize the property and prevent additional defaults to lenders with existing liens on the property. Significant losses related to our mezzanine loans and our indirect CMBS B-Piece investments would result in operating losses for us and may limit our ability to make distributions to our stockholders.

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

To the extent that our assets are concentrated in any one region, sponsor or type of asset, economic and business downturns generally relating to such type of asset, sponsor or region may result in defaults on a number of our investments within a short time period, which could adversely affect our results of operations and financial condition. In addition, because of asset concentrations, even modest changes in the value of the underlying real estate assets could have a significant impact on the value of our investment. As a result of any high levels of concentration, any adverse economic, political or other conditions that disproportionately affects those geographic areas or asset classes could have a magnified adverse effect on our results of operations and financial condition, and the value of our stockholders’ investments could vary more widely than if we invested in a more diverse portfolio of loans.

Our investments in CMBS and other similarly structured finance investments, as well as those we structure, sponsor or arrange ,would pose additional risks, including the risks of the securitization process, the risk that we will not be able to recover some or all of our investment, the possibility that the CMBS market will be significantly affected by current or future regulation and the risk that we will not be able to hedge or transfer our CMBS B-Piece investments for a significant period of time.
We have invested and may from time to time invest in pools or tranches of CMBS and other similar securities. The collateral underlying CMBS generally consists of commercial mortgages or real property that have a multifamily or commercial use, such as retail space, office buildings, warehouse property and hotels. CMBS have been issued in a variety of issuances, with varying structures including senior and subordinated classes. Our investments in CMBS are subject to losses. In general, losses on a mortgaged property securing a senior loan included in a securitization will be borne first by the equity holder of the property, then by a cash reserve fund or letter of credit, if any, then by the holder of a mezzanine loan or B-Note, if any, then by the “first loss” subordinated security holder (generally, the B-Piece buyer) and then by the holder of a higher-rated security. In the event of default and the exhaustion of any equity support, reserve fund, letter of credit, mezzanine loans or B-Notes, and any classes of securities junior to those in which we invest, we will not be able to recover some or all of our investment in the securities we purchase. There can be no assurance that our CMBS underwriting practices will yield their desired results and there can be no assurance that we will be able to effectively achieve our investment objective or that projected returns will be achieved.

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
We currently expect to make our CMBS B-Piece investments indirectly through our investment in an aggregator vehicle alongside RECOP I, a KKR-managed investment fund. See “—Risks Related to Our Relationship with Our Manager and Its Affiliates—There are various conflicts of interest in our relationship with KKR, including with our Manager and in the allocation of investment opportunities to KKR investment vehicles and us, which could result in decisions that are not in the best interests of our stockholders” and Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Our Portfolio.”
Any credit ratings assigned to our investments will be subject to ongoing evaluations and revisions and we cannot assure you that those ratings will not be downgraded.
Some of our investments may be rated by rating agencies. Any credit ratings on our investments are subject to ongoing evaluation by credit rating agencies, and we cannot assure you that any such ratings will not be downgraded or withdrawn by a rating agency in the future if, in its judgment, circumstances warrant. If rating agencies assign a lower-than-expected rating or reduce or withdraw, or indicate that they may reduce or withdraw, their ratings of our investments in the future, the value and liquidity of our investments could significantly decline, which would adversely affect the value of our investment portfolio and could result in losses upon disposition or the failure of borrowers to satisfy their debt service obligations to us.
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
Whether or not we have participated in the negotiation of the terms of any such loans, we cannot assure you as to the adequacy of the protection of the terms of the applicable loan, including the validity or enforceability of the loan and the maintenance of the anticipated priority and perfection of the applicable security interests. Furthermore, claims may be asserted by lenders or borrowers that might interfere with enforcement of our rights. Borrowers may resist foreclosure actions by asserting numerous claims, counterclaims and defenses against us, including, without limitation, lender liability claims and defenses, even when the assertions may have no basis in fact, in an effort to prolong the foreclosure action and seek to force the lender into a modification of the loan or a favorable buy-out of the borrower’s position in the loan. In some states, foreclosure actions can take several years or more to litigate. At any time prior to or during the foreclosure proceedings, the borrower may file for bankruptcy, which would have the effect of staying the foreclosure actions and further delaying the foreclosure process and potentially resulting in a reduction or discharge of a borrower’s debt. Foreclosure may create a negative public perception of the related property, resulting in a diminution of its value. Even if we are successful in foreclosing on a loan, the liquidation proceeds upon sale of the underlying real estate may not be sufficient to recover our cost basis in the loan, resulting in a loss. Furthermore, any costs or delays involved in the foreclosure of the loan or a liquidation of the underlying property will further reduce the net proceeds and, thus, increase any such loss to us.
We may be subject to lender liability claims, and if we are held liable under such claims, we could be subject to losses.
In recent years, a number of judicial decisions have upheld the right of borrowers to sue lending institutions on the basis of various evolving legal theories, collectively termed “lender liability.” Generally, lender liability is founded on the premise that a lender has either violated a duty, whether implied or contractual, of good faith and fair dealing owed to the borrower or has assumed a degree of control over the borrower resulting in the creation of a fiduciary duty owed to the borrower or its other creditors or stockholders. No assurance can be given that such claims will not arise or that we will not be subject to significant liability if a claim of this type did arise.
Any distressed loans or investments we make, or loans and investments that later become distressed, may subject us to losses and other risks relating to bankruptcy proceedings.
While our investment strategy focuses primarily on investments in “performing” real estate-related interests, our investment program may include making distressed investments from time to time (e.g., investments in defaulted, out-of-favor or distressed loans and debt securities) or may involve investments that become “non-performing” following our acquisition thereof. Certain of our investments may, therefore, include specific securities of companies that typically are highly leveraged, with significant burdens on cash flow and, therefore, involve a high degree of risk of substantial or total losses on our investments and in certain circumstances, may become subject to certain additional potential liabilities that may exceed the value of our original investment therein. For example, under certain circumstances, a lender who has inappropriately exercised control over the management and policies of a debtor may have its claims subordinated or disallowed or may be found liable for damages suffered by parties as a result of such actions.
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

In certain limited cases (e.g., in connection with a workout, restructuring and/or foreclosing proceedings involving one or more of our debt investments), the success of our investment strategy with respect thereto will depend, in part, on our ability to effectuate loan modifications and/or restructures. The activity of identifying and implementing any such restructuring programs entails a high degree of uncertainty. There can be no assurance that we will be able to successfully identify and implement such restructuring programs. Further, such modifications and/or restructuring may entail, among other things, a substantial reduction in the interest rate and a substantial writedown of the principal of such loan, debt securities or other interests. However, even if a restructuring were successfully accomplished, a risk exists that, upon maturity of such real estate loan, debt securities or other interests replacement “takeout” financing will not be available.
These financial difficulties may never be overcome and may cause borrowers to become subject to bankruptcy or other similar administrative and operating proceedings. There is a possibility that we may incur substantial or total losses on our investments and in certain circumstances, become subject to certain additional potential liabilities that may exceed the value of our original investment therein. For example, under certain circumstances, a lender who has inappropriately exercised control over the management and policies of a debtor may have its claims subordinated or disallowed or may be found liable for damages suffered by parties as a result of such actions. In any reorganization or liquidation proceeding relating to our investments, we may lose our entire investment, may be required to accept cash or securities with a value less than our original investment and/or may be required to accept payment over an extended period of time. In addition, under certain circumstances, payments to us and distributions by us to the stockholders may be reclaimed if any such payment or distribution is later determined to have been a fraudulent conveyance, preferential payment or similar transaction under applicable bankruptcy and insolvency laws. Furthermore, bankruptcy laws and similar laws applicable to administrative proceedings may delay our ability to realize value on collateral for loan positions held by us or may adversely affect the priority of such loans through doctrines such as equitable subordination or may result in a restructure of the debt through principles such as the “cramdown” provisions of the bankruptcy laws.
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

•
Counterparty Risk: Derivative instruments also involve exposure to counterparty risk, since contract performance depends in part on the financial condition of the counterparty. See “—Risks Related to Our Financing and Hedging —We will be subject to counterparty risk associated with any hedging activities.”

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
Although we have not done so to date, we may originate, invest in or acquire assets denominated in foreign currencies, which may expose us to foreign currency risk. As a result, a change in foreign currency exchange rates may have an adverse impact on the valuation of our assets, as well as our income and distributions. Any such changes in foreign currency exchange rates may impact the measurement of such assets or income for the purposes of the REIT tests and may affect the amounts available for payment of dividends on our common stock. See “—Risks Related to Our REIT Status and Certain Other Tax Considerations.”
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
In addition, in June 2016, the FASB, issued Accounting Standards Update 2016-13, “Financial Instruments—Credit Losses, Measurement of Credit Losses on Financial Instruments (Topic 326),” which replaces the current “incurred loss” model for recognizing credit losses with an “expected loss” model referred to as the Current Expected Credit Loss model, or CECL. Under the CECL model, which became effective for us for fiscal 2020 and for interim periods therein, we are required to present certain financial assets carried at amortized cost, such as loans held for investment, at the net amount expected to be collected. The measurement of expected credit losses is to be based on information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. This measurement will take place at the time the financial asset is first added to the balance sheet and updated quarterly thereafter. This differs significantly from the “incurred loss” model previously required under GAAP, which delayed recognition until it was probable a loss has been incurred. Accordingly, we expect that the adoption of the CECL model will materially affect how we determine our allowance for loan losses and could require us to significantly increase our allowance and recognize provisions for loan losses earlier in the lending cycle. Moreover, the CECL model may create more volatility in the level of our allowance for loan losses. If we are required to materially increase our level of allowance for loan losses for any reason, such increase could adversely affect our business, financial condition and results of operations.
Operational risks may disrupt our business, result in losses or limit our growth.
We rely heavily on KKR’s financial, accounting, communications and other data processing systems. Such systems may fail to operate properly or become disabled as a result of tampering or a breach of the network security systems or otherwise. In addition, such systems are from time to time subject to cyberattacks. Breaches of our network security systems could involve attacks that are intended to obtain unauthorized access to our proprietary information, destroy data or disable, degrade or sabotage our systems, often through the introduction of computer viruses, cyberattacks and other means and could originate from a wide variety of sources, including unknown third parties outside the firm. We and our Manager’s employees have been and expect to continue to be the target of fraudulent calls, emails and other forms of activities. The costs related to cyber or other security threats or disruptions may not be fully insured or indemnified by other means. In addition, cybersecurity has become a top priority for regulators around the world, and some jurisdictions have enacted laws requiring companies to notify individuals of data security breaches involving certain types of personal data. Although KKR takes various measures to ensure the integrity of such systems, there can be no assurance that these measures will provide protection. If such systems are compromised, do not operate properly or are disabled, or if we fail to comply with the relevant laws and regulations, we could suffer financial loss, a disruption of our businesses, liability to investors, regulatory intervention or reputational damage. Generally, our Manager will not be liable for losses incurred due to the failure of any such systems.

In addition, we are highly dependent on information systems and technology. Our information systems and technology may not continue to be able to accommodate our growth, and the cost of maintaining such systems may increase from its current level.

Such a failure to accommodate growth, or an increase in costs related to such information systems, could have a material adverse effect on us.
Furthermore, we depend on our headquarters in New York City, where most of our Manager’s personnel are located, for the continued operation of our business. A disaster or a disruption in the infrastructure that supports our business, including a disruption involving electronic communications or other services used by us or third parties with whom we conduct business, or directly affecting our headquarters, could have a material adverse impact on our ability to continue to operate our business without interruption. KKR’s disaster recovery programs may not be sufficient to mitigate the harm that may result from such a disaster or disruption. In addition, insurance and other safeguards might only partially reimburse us for our losses, if at all.
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
We currently conduct, and intend to continue to conduct, our operations so that we are not required to register as an investment company under the Investment Company Act. We believe we are not an investment company under Section 3(a)(1)(A) of the Investment Company Act because we do not engage primarily, or hold ourselves out as being engaged primarily, in the business of investing, reinvesting or trading in securities. In addition, we intend to conduct our operations so that we do not come within the definition of an investment company under Section 3(a)(1)(C) of the Investment Company Act because less than 40% of our total assets on an unconsolidated basis will consist of “investment securities” (the “40% test”). Excluded from the term “investment securities” (as that term is defined in the Investment Company Act) are securities issued by majority-owned subsidiaries that are themselves not investment companies and are not relying on the exclusion from the definition of investment company set forth in Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act.

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

We hold our assets primarily through direct or indirect wholly owned or majority-owned subsidiaries, certain of which are excluded from the definition of investment company pursuant to Section 3(c)(5)(C) of the Investment Company Act. To qualify for the exclusion pursuant to Section 3(c)(5)(C) based on positions set forth by the staff of the SEC, each such subsidiary generally is required to hold at least (i) 55% of its assets in “qualifying” real estate assets and (ii) at least 80% of its assets in “qualifying” real estate assets and real estate-related assets. For our subsidiaries that maintain this exclusion or another exclusion or exception under the Investment Company Act (other than Section 3(c)(1) or Section 3(c)(7) thereof), our interests in these subsidiaries do not and will not constitute “investment securities.”
As a consequence of our seeking to avoid the need to register under the Investment Company Act on an ongoing basis, we and/or our subsidiaries may be restricted from making certain investments or may structure investments in a manner that would be less advantageous to us than would be the case in the absence of such requirements. In particular, a change in the value of any of our assets could negatively affect our ability to avoid the need to register under the Investment Company Act and cause the need for a restructuring of our investment portfolio. For example, these restrictions may limit our and our subsidiaries’ ability to invest directly in mortgage-backed securities that represent less than the entire ownership in a pool of senior loans, debt and equity tranches of securitizations and certain asset-backed securities, non-controlling equity interests in real estate companies or in assets not related to real estate; however, we and our subsidiaries may invest in such securities to a certain extent. In addition, seeking to avoid the need to register under the Investment Company Act may cause us and/or our subsidiaries to acquire or hold additional assets that we might not otherwise have acquired or held or dispose of investments that we and/or our subsidiaries might not have otherwise disposed of, which could result in higher costs or lower proceeds to us than we would have paid or received if we were not seeking to comply with such requirements. Thus, avoiding registration under the Investment Company Act may hinder our ability to operate solely on the basis of maximizing profits.
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
We classify our assets for purposes of certain of our subsidiaries’ Section 3(c)(5)(C) exclusion from the Investment Company Act based upon no-action positions taken by the SEC staff and interpretive guidance provided by the SEC and its staff. Based on such guidance, to qualify for the exclusion pursuant to Section 3(c)(5)(C), each such subsidiary generally is required to hold at least (i) 55% of its assets in “qualifying” real estate assets and (ii) 80% of its assets in “qualifying” real estate assets and real estate-related assets. “Qualifying” real estate assets for this purpose include senior loans, certain B-Notes and certain mezzanine loans that satisfy various conditions as set forth in SEC staff no-action letters and other guidance, and other assets that the SEC staff in various no-action letters and other guidance has determined are the functional equivalent of senior loans for the purposes of the Investment Company Act. We treat as real estate-related assets B-Notes and mezzanine loans that do not satisfy the conditions set forth in the relevant SEC staff no-action letters and other guidance, and debt and equity securities of companies primarily engaged in real estate businesses. Unless a relevant SEC no action letter or other guidance applies, we expect to treat preferred equity interests as real estate-related assets. The SEC has not published guidance with respect to the treatment of CMBS for purposes of the Section 3(c)(5)(C) exclusion. Unless the SEC or its staff issues guidance with respect to CMBS, we intend to treat CMBS as a real estate-related asset. These no-action positions are based on specific factual situations that may be substantially different from the factual situations we and our subsidiaries may face, and a number of these no-action positions were issued more than twenty years ago. There may be no guidance from the SEC staff that applies directly to our factual situations and as a result we may have to apply SEC staff guidance that relates to other factual situations by analogy. No assurance can be given that the SEC or its staff will concur with our classification of our assets. In addition, the SEC or its staff may, in the future, issue further guidance that may require us to re-classify our assets for purposes of the Investment Company Act, including for purposes of our subsidiaries’ compliance with the exclusion provided in Section 3(c)(5)(C) of the Investment Company Act. There is no guarantee that we will be able to adjust our assets in the manner required to avoid the need to register under the Investment Company Act and any adjustment in our strategy or assets could have a material adverse effect on us.

To the extent that the SEC or its staff provide more specific guidance regarding any of the matters bearing upon the definition of investment company and the exemptions to that definition, we may be required to adjust our strategy accordingly. On August 31, 2011, the SEC issued a concept release and request for comments regarding the Section 3(c)(5)(C) exclusion (Release No. IC-29778) in which it contemplated the possibility of issuing new rules or providing new interpretations of the exemption that might, among other things, define the phrase “liens on and other interests in real estate” or consider sources of income in determining a company’s “primary business.” Any additional guidance from the SEC or its staff could provide additional flexibility to us, or it could further inhibit our ability to pursue the strategies we have chosen.
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
The laws and regulations governing our operations, as well as their interpretation, may change from time to time, and new laws and regulations may be enacted. Accordingly, any change in these laws or regulations, changes in their interpretation, or newly enacted laws or regulations and any failure by us to comply with these laws or regulations, could require changes to certain of our business practices, negatively impact our operations, cash flow or financial condition, impose additional costs on us or otherwise adversely affect our business. For example, from time to time the market for real estate debt transactions has been adversely affected by a decrease in the availability of senior and subordinated financing for transactions, in part in response to regulatory pressures on providers of financing to reduce or eliminate their exposure to such transactions. Furthermore, if regulatory capital requirements-whether under the Dodd-Frank Act, Basel III (i.e., the framework for a comprehensive set of capital and liquidity standards for internationally active banking organizations, which was adopted in June 2011 by the Basel Committee on Banking Supervision, an international body comprised of senior representatives of bank supervisory authorities and central banks from 27 countries, including the United States) or other regulatory action-are imposed on private lenders that provide us with funds, or were to be imposed on us, they or we may be required to limit, or increase the cost of, financing they provide to us or that we provide to others. Among other things, this could potentially increase our financing costs, reduce our ability to originate or acquire loans and reduce our liquidity or require us to sell assets at an inopportune time or price.
Various laws and regulations currently exist that restrict the investment activities of banks and certain other financial institutions but do not apply to us, which we believe creates opportunities for us to participate in certain investments that are not available to these more regulated institutions. However, the current presidential administration has promised that it will seek to deregulate the financial industry, including by amending the Dodd-Frank Act, which may decrease the restrictions on banks and other financial institutions and allow them to compete with us for investment opportunities that were previously not available to them. For example, in 2018, a bill was signed into law that eased the regulation and oversight of certain banks under the Dodd-Frank Act.. See “—Risks Related to Our Lending and Investment Activities—We operate in a competitive market for lending and investment opportunities, and competition may limit our ability to originate or acquire desirable loans and investments or dispose of assets we target and could also affect the yields of these assets and have a material adverse effect on our business, financial condition and results of operations.”
There has been increasing commentary amongst regulators and intergovernmental institutions on the role of nonbank institutions in providing credit and, particularly, so-called “shadow banking,” a term generally taken to refer to credit intermediation involving entities and activities outside the regulated banking system. For example, in August 2013, the Financial Stability Board issued a policy framework for strengthening oversight and regulation of “shadow banking” entities. The report outlined initial steps to define the scope of the shadow banking system and proposed general governing principles for a monitoring and regulatory framework. A number of other regulators, such as the Federal Reserve, and international organizations, such as the International Organization of Securities Commissions, are studying the shadow banking system. At this time, it is too early to assess whether any rules or regulations will be proposed or to what extent any finalized rules or regulations will have on the nonbank lending market. If rules or regulations were to extend to us or our affiliates the regulatory and supervisory requirements, such as capital and liquidity standards, currently applicable to banks, then the regulatory and operating costs associated therewith could adversely impact the implementation of our investment strategy and our returns. In an extreme eventuality, it is possible that such regulations could render the continued operation of our company unviable.
In the United States, the process established by the Dodd-Frank Act for designation of systemically important nonbank firms has provided a means for ensuring that the perimeter of prudential regulation can be extended as appropriate to cover large shadow banking institutions. The Dodd-Frank Act established the Financial Stability Oversight Council (the “FSOC”), which is comprised of representatives of all the major U.S. financial regulators, to act as the financial system’s systemic risk regulator. The FSOC has the authority to review the activities of nonbank financial companies predominantly engaged in financial activities and designate those companies as “systematically important financial institutions” (“SIFIs”) for supervision by the Federal Reserve. Such designation is applicable to companies where material distress or failure could pose risk to the financial stability of the United States. On December 18, 2014, the FSOC released a notice seeking public comment on the potential risks posed by aspects of the asset management industry, including whether asset management products and activities may pose potential risks to the U.S. financial system in the areas of liquidity and redemptions, leverage, operational functions, and resolution, or in other areas. On April 18, 2016, the FSOC released an update on its multi-year review of asset management products and activities and created an interagency working group to assess potential risks associated with certain leveraged funds. On December 4, 2019, the FSOC issued final guidance regarding the FSOC’s procedures for designating nonbank financial companies as SIFIs. This guidance implemented a number of reforms to the FSOC’s prior SIFI designation approach by shifting from an “entity-based” approach to an “activities-based” approach whereby the FSOC will primarily focus on regulating activities that pose systematic risk to the financial stability of the United States, rather than designations of individual firms. Under the guidance, designation of a nonbank financial company as a SIFI would only occur if the FSOC determined that the expected benefits justify the expected costs of the designation. While the impact of this guidance cannot be known at this time whether any regulation will be implemented or what form it will take, increased regulation of nonbank credit extension could negatively impact our operations, cash flows or financial condition, impose additional costs on us, intensify the regulatory supervision of us or otherwise adversely affect our business.

Changes in laws or regulations governing the operations of borrowers could affect our returns with respect to those borrowers.
Government counterparties or agencies may have the discretion to change or increase regulation of a borrower’s operations, or implement laws or regulations affecting a borrower’s operations, separate from any contractual rights it may have. A borrower could also be materially and adversely affected as a result of statutory or regulatory changes or judicial or administrative interpretations of existing laws and regulations that impose more comprehensive or stringent requirements on such company. Governments have considerable discretion in implementing regulations, including, for example, the possible imposition or increase of taxes on income earned by a borrower or gains recognized by us on our investment in such borrower, that could impact a borrower’s business as well as our return on our investment with respect to such borrower. Changes in government rules, regulations and fiscal policies, including increases in property taxes, changes in zoning laws and increasing costs to comply with environmental law could increase operating expenses for our borrowers. Likewise, changes in rent control or rent stabilization laws or other residential landlord/tenant laws could result in lower revenue growth or significant unanticipated expenditures for our borrowers. For example, in 2016, voters in Mountain View, California passed a referendum that limits rent increases on existing tenants (but not on new move-ins) in communities built before 1995. These initiatives and any other future enactments of rent control or rent stabilization laws or other laws regulating multifamily housing may reduce our borrowers’ rental revenues or increase their operating costs. Such laws and regulations may limit our borrowers’ ability to charge market rents, increase rents, evict tenants or recover increases in their operating costs, which may, in turn, impact our return on our investment with respect to such borrowers.
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

The obligations associated with being a public company require significant resources and attention from our Manager’s senior management team.
As a public company with listed equity securities, we must comply with laws, regulations and requirements, including the requirements of the Exchange Act, certain corporate governance provisions of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), related regulations of the SEC and requirements of the NYSE, with which we were not required to comply as a private company. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires, among other things, that we establish and maintain effective internal controls and procedures for financial reporting. These reporting and other obligations place significant demands on our Manager’s senior management team, administrative, operational and accounting resources and cause us to incur significant expenses. We may need to upgrade our systems or create new systems, implement additional financial and other controls, reporting systems and procedures, and create or outsource an internal audit function. If we are unable to accomplish these objectives in a timely and effective fashion, our ability to comply with the financial reporting requirements and other rules that apply to reporting companies could be impaired.
If we are unable to implement and maintain effective internal controls over financial reporting in the future, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock may be negatively affected.
As a public company, we are required to maintain internal controls over financial reporting and to report any material weaknesses in such internal controls. In addition, we are required to furnish a report by management on the effectiveness of our internal controls over financial reporting, pursuant to Section 404 of the Sarbanes-Oxley Act. Once we are no longer an emerging growth company, our independent registered public accounting firm will be required to formally attest to the effectiveness of our internal controls over financial reporting on an annual basis. The process of designing, implementing and testing the internal controls over financial reporting required to comply with this obligation is time consuming, costly and complicated. If we identify material weaknesses in our internal controls over financial reporting, if we are unable to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner or to assert that our internal controls over financial reporting is effective or if, once we are no longer an emerging growth company, our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal controls over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be negatively affected. We could also become subject to investigations by the stock exchange on which our securities are listed, the SEC or other regulatory authorities, which could require additional financial and management resources.

We are an “emerging growth company,” and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies will make our common stock less attractive to investors.
We are an “emerging growth company” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. We currently take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if we have more than $1.07 billion (as may be adjusted for inflation) in annual revenues as of the end of our fiscal year, we have more than $700.0 million in market value of our stock held by non-affiliates as of the end of our second fiscal quarter or we issue more than $1.0 billion of non-convertible debt over a three-year period. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our per share trading price may be adversely affected and more volatile.
Risks Related to Our Financing and Hedging
Our indebtedness may subject us to increased risk of loss and could adversely affect our results of operations and financial condition.
We currently have outstanding indebtedness and, subject to market conditions and availability, we may incur a significant amount of additional debt through bank credit facilities (including term loans and revolving facilities), warehouse facilities and structured financing arrangements, public and private debt issuances (including through securitizations) and derivative instruments, in addition to transaction or asset-specific funding arrangements and additional repurchase agreements. We may also issue debt or equity securities to fund our growth. The percentage of leverage we employ will vary depending on our available capital, our ability to obtain and access financing arrangements with lenders, the type of asset we are funding, whether the financing is recourse or non-recourse, debt restrictions contained in those financing arrangements and the lenders’ and rating agencies’ estimate of the stability of our investment portfolio’s cash flow. We may significantly increase the amount of leverage we utilize at any time without approval of our board of directors. In addition, we may leverage individual assets at substantially higher levels. Incurring substantial debt could subject us to many risks that, if realized, would materially and adversely affect us, including the risk that:

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
We depend on, or may in the future depend on, repurchase agreements, bank credit facilities, warehouse facilities and structured financing arrangements, public and private debt issuances (including through securitizations) and derivative instruments, in addition to transaction or asset-specific funding arrangements and other sources of financing to execute our business plan, and our inability to access funding could have a material adverse effect on our results of operations, financial condition and business.
Our ability to fund our investments may be impacted by our ability to secure bank credit facilities (including term loans and revolving facilities), warehouse facilities and structured financing arrangements, public and private debt issuances (including through securitizations) and derivative instruments, in addition to transaction or asset-specific funding arrangements and additional repurchase agreements on acceptable terms. We may also rely on short-term financing that would be especially exposed to changes in availability. Our access to sources of financing will depend upon a number of factors, over which we have little or no control, including:

•	general economic or market conditions;

•	the market’s view of the quality of our assets;

•	the market’s perception of our growth potential;

•	our current and potential future earnings and cash distributions; and

•	the market price of the shares of our common stock.

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
In a speech on July 27, 2017, Andrew Bailey, the Chief Executive of the FCA, announced the FCA’s intention to cease sustaining LIBOR after 2021. The FCA has statutory powers to require panel banks to contribute to LIBOR where necessary. The FCA has decided not to ask, or to require, that panel banks continue to submit contributions to LIBOR beyond the end of 2021. The FCA has indicated that it expects that the current panel banks will voluntarily sustain LIBOR until the end of 2021. The FCA’s intention is that after 2021, it will no longer be necessary for the FCA to ask, or to require, banks to submit contributions to LIBOR. The FCA does not intend to sustain LIBOR through using its influence or legal powers beyond that date. It is possible that the IBA and the panel banks could continue to produce LIBOR on the current basis after 2021, if they are willing and able to do so, but we cannot make assurances that LIBOR will survive in its current form, or at all. The Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S.—dollar LIBOR with the Secured Overnight Financing Rate, or SOFR, a new index calculated by short-term repurchase agreements, backed by Treasury securities. It is unclear whether SOFR will attain market acceptance as a LIBOR replacement or whether new methods of calculating LIBOR will be established such that it continues to exist after 2021.

We cannot predict the effect of the FCA’s decision not to sustain LIBOR, or, if changes are ultimately made to LIBOR, the effect of those changes. As of December 31, 2019, 99.9% of our loans by principal balance earned a floating rate of interest indexed to LIBOR, and 100.0% of our outstanding financing arrangements (excluding convertible notes) bear interest indexed to LIBOR. All of these arrangements provide procedures for determining an alternative base rate in the event that LIBOR is discontinued. Regardless, there can be no assurances as to what alternative base rates may be and whether such base rate will be more or less favorable than LIBOR and any other unforeseen impacts of the potential discontinuation of LIBOR. Any changes, reforms or replacements relating to LIBOR could increase our interest expense and could have an adverse impact on the market for or value of any LIBOR-linked securities, loans, derivatives and other financial obligations or extensions of credit held by or due to us or on our overall financial condition or results of operations. In addition, there could be a mismatch between the timing of adjusting the floating base rate from LIBOR to an alternative base rate upon the discontinuation of LIBOR, between our financing arrangements and our loan investments, which may have an immediate and significant adverse impact on our results of operations and cash flows and the market value of our investments. We intend to monitor the developments with respect to the potential phasing out of LIBOR after 2021 and work with our lenders and borrowers to minimize the impact of any LIBOR transition on our financial condition and results of operations, but can provide no assurances regarding the impact of the discontinuation of LIBOR.
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

•
the amount of income that a REIT may earn from hedging transactions (other than hedging transactions that satisfy certain requirements of the Internal Revenue Code of 1986, as amended (the “Code”) or that are done through a taxable REIT subsidiary) to offset interest rate losses is limited by U.S. federal income tax provisions governing REITs;

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
Currently, certain categories of interest rate and credit default swaps are subject to mandatory clearing, and more are expected to be cleared in the future. The counterparty risk for cleared derivatives is generally lower than for uncleared OTC derivative transactions because generally a clearing organization becomes substituted for each counterparty to a cleared derivative contract and, in effect, guarantees the parties’ performance under the contract as each party to a trade looks only to the clearing house for performance of financial obligations. However, there can be no assurance that a clearing house, or its members, will satisfy the clearing house’s obligations to us. Counterparty risk with respect to certain exchange-traded and OTC derivatives may be further complicated by recently enacted U.S. financial reform legislation.
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
The Commodity Exchange Act of 1936, as amended, and rules promulgated thereunder (the “CFTC Rules”) by the U.S. Commodity Futures Trading Commission (the “CFTC”) establish a comprehensive regulatory framework for certain derivative instruments, including swaps, futures and foreign exchange derivatives (“Regulated CFTC Instruments”). Under this regulatory framework, mortgage real estate investment trusts (“mREITs”) that trade in Regulated CFTC Instruments are considered “commodity pools” and the operators of such mREITs would be considered “commodity pool operators” (“CPOs”). Absent an exemption, a CPO of an mREIT must register with the CFTC and become subject to CFTC Rules applicable to registered CPOs, including with respect to disclosure, reporting, recordkeeping and business conduct in respect of the mREIT. We may from time to time, directly or indirectly, invest in Regulated CFTC Instruments, which may subject us to oversight by the CFTC.
Our Manager has qualified for the exemption from the CPO registration requirement in respect of our company pursuant to the no-action relief issued by the CFTC staff to operators of qualifying mREITs and has filed a notice of exemption with the CFTC. Our Manager qualifies for the exemption in respect of our company on the basis that we identify as a “mortgage REIT” for U.S. federal income tax purposes and our trading in Regulated CFTC Instruments does not exceed a certain de minimis threshold identified in the no-action relief. Subject to any amendments to CFTC Rules or the position of the CFTC staff, including the continuing availability of the mREIT no-action relief, our Manager will seek to either comply with CFTC Rules without relying on any exemption from CPO registration or rely on other exemptions (which may prevent us from trading in Regulated CFTC Instruments in order to satisfy the conditions for the relevant exemption).
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
In addition, we can offer no assurance that our Manager will remain our investment manager or that we will continue to have access to our Manager’s officers and key personnel. The current term of the management agreement extends to December 31, 2020 and will be automatically renewed for additional one-year terms thereafter; provided, however, that our Manager may terminate the management agreement annually upon 180 days’ prior notice. If the management agreement is terminated and no suitable replacement is found to manage us, we may not be able to execute our business plan.

Termination of the management agreement would be costly.
Termination of the management agreement without cause will be difficult and costly. The management agreement may be terminated upon the affirmative vote of at least two-thirds of our independent directors, based upon (1) unsatisfactory performance by our Manager that is materially detrimental to us and our subsidiaries taken as a whole or (2) our determination that the management fee and incentive fee payable to our Manager are not fair, subject to our Manager’s right to prevent any termination due to unfair fees by accepting a reduction of management and/or incentive fees agreed to by at least two-thirds of our independent directors. We must provide our Manager 180 days’ written notice of any termination. Additionally, upon such a termination, or if we materially breach the management agreement and our Manager terminates the management agreement, the management agreement provides that we will pay our Manager a termination fee equal to three times the sum of the average annual management fee and the average annual incentive fee, in each case earned by our Manager during the 24-month period immediately preceding the most recently completed calendar quarter prior to the date of termination. These provisions increase the cost to us of terminating the management agreement and adversely affect our ability to terminate the management agreement without cause.
Our Manager’s liability is limited under the management agreement and we have agreed to indemnify our Manager against certain liabilities.
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
The past performance of vehicles and funds advised by affiliates of our Manager, as well as KKR’s and its affiliates’ other investment funds, vehicles and accounts, is not predictive of our performance, in particular because the investment objectives of such other funds, vehicles and accounts differ from our investment objectives. Investors should not assume that they will experience returns, if any, comparable to those experienced by investors in such vehicles. Moreover, we and the other vehicles advised by affiliates of our Manager are different in several respects, including:

•	asset or instrument types targeted may differ;

•	our use of leverage and hedging strategies may differ;

•	our fee structures differ;

•	we may not acquire or sell assets at similar times; and

•	the other vehicles advised by affiliates of our Manager have operated under market conditions that may differ materially from market conditions that will exist at the time we make investments.

Our Manager’s fee structure may not create proper incentives or may induce our Manager and its affiliates to make certain loans or investments, including speculative investments, which increase the risk of our loan and investment portfolio.
We pay our Manager base management fees regardless of the performance of our portfolio. Our Manager’s entitlement to base management fees, which are not based upon performance metrics or goals, might reduce its incentive to devote its time and effort to seeking loans and investments that provide attractive risk-adjusted returns for our portfolio. Because the base management fees are also based in part on our outstanding equity, our Manager may also be incentivized to advance strategies that increase our equity, and there may be circumstances where increasing our equity will not optimize the returns for our stockholders. Consequently, we are required to pay our Manager base management fees in a particular period despite experiencing a net loss or a decline in the value of our portfolio during that period.
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
We are subject to conflicts of interest arising out of our relationship with KKR, including our Manager and its affiliates. Until such time as (1) KKR and its affiliates cease to own at least 25% of the outstanding shares of our common stock, (2) KKR REFT Asset Holdings LLC (“KKR REFT Asset Holdings”) elects to convert the share of our special voting preferred stock into one share of our common stock or (3) beneficial and/or record ownership of the share of our special voting preferred stock is transferred to any person other than KKR or its affiliates, the share of our special voting preferred stock gives KKR REFT Asset Holdings the right, solely with respect to the election of members of our board of directors, to vote the number of votes necessary to equal a majority of the votes entitled to be cast in an election of directors and thereby control our policy and operations. In addition, pursuant to our stockholders agreement, so long as KKR REFT Asset Holdings and its affiliates own at least 25% of the outstanding shares of our common stock, KKR REFT Asset Holdings will have the right to nominate at least half of the directors to our board of directors. In addition, we are managed by our Manager, a KKR affiliate, and our executive officers are employees of our Manager or one or more of its affiliates. There is no guarantee that the policies and procedures adopted by us, the terms and conditions of the management agreement or the policies and procedures adopted by our Manager, KKR and their affiliates, will enable us to identify, adequately address or mitigate these conflicts of interest.

Some examples of conflicts of interest that may arise by virtue of our relationship with our Manager and KKR include:

•
Fees and expenses.  KKR may earn fees and/or other compensation from us, our holding vehicles and other entities through which we invest, and, in connection with equity investments made by us, if any, entities in which we invest (“portfolio entities”). In particular, KKR has in the past and may in the future act as underwriter or placement agent in connection with an offering of securities or instruments by us and other entities in which we invest and may also provide syndication services to such entities, including in respect of co-investments in transactions in which we participate. The fee potential inherent in a particular investment or transaction could be viewed as an incentive for our Manager to seek to refer, allocate or recommend an investment or transaction to us. In addition, we or our portfolio entities may engage consultants, including KKR Capstone, a group of entities that are not KKR affiliates or subsidiaries but operate under several consulting agreements with KKR, and our Manager’s network of senior advisors, industry advisors and real estate consultants. We will directly bear, or indirectly bear through portfolio entities, the cost of operating and consulting services provided by these consultants. While our Manager believes that the fees, reimbursable expenses and other compensation paid to these consultants are reasonable and generally at market rates for the relevant activities, such compensation is not negotiated at arm’s length and from time to time may be in excess of fees, reimbursable expenses or other compensation that may be charged by comparable third parties. In addition, we may provide loans or otherwise invest alongside one or more KKR investment vehicles or with KKR (investing for their own account) and other co-investors. We and KKR investment vehicles may also pursue similar real estate credit investment strategies. Our Manager and KKR will determine, in their sole discretion, the appropriate allocation of investment-related expenses, including broken deal expenses incurred in respect of unconsummated investments and expenses more generally relating to a particular investment strategy, among the funds, vehicles and accounts participating or that would have participated in such investments or that otherwise participate in the relevant investment strategy, as applicable, which may result in us bearing more or less of these expenses than other participants or potential participants in the relevant investments.

•
KKR’s investment advisory and proprietary activities.  KKR may make strategic investments or enter into transactions for operational funding purposes, which, in each case, will be investments or transactions that are not offered to us, and also may make opportunistic investments pursuant to investment strategies that mirror, or are similar to in whole or in part, investment strategies implemented by us and KKR on behalf of itself and KKR investment vehicles. Therefore, KKR and its affiliates may compete with, and have interests adverse to us. The existence of KKR, its affiliates and KKR investment vehicles investing in the same or similar investments that may be made by us could, among other adverse consequences, affect the terms of loans and other investments pursued by us and the demand for such financing. In such circumstances, KKR’s interest in maximizing the investment return of its proprietary entities creates a conflict of interest in that our Manager may be motivated to allocate more attractive investments to the proprietary entities under its management and allocate less attractive investments to us. Similarly, KKR may be motivated to allocate scarce investment opportunities to the proprietary entities under its management rather than to us. Additionally, KKR has in the past given and is expected to continue to give advice or take action (including entering into short sales or other “opposite way trading” activities) with respect to the investments held by, and transactions of, KKR investment vehicles or proprietary entities of KKR that are different from or otherwise inconsistent with, the advice given or timing or nature of any action taken with respect to the investments held by us and our transactions. Additionally, the investment programs employed by KKR for KKR investment vehicles or proprietary entities of KKR could conflict with the transactions and strategies employed by our Manager in managing our company. Where our company, proprietary entities of KKR and KKR investment vehicles have provided financing to the same borrower, their interests may be in conflict irrespective of whether their investments are at different levels of the capital structure.

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

•
No assurance of ability to participate in investment opportunities.  As indicated above, certain KKR investment vehicles, including any seed investments, do and may in the future pursue the same investment opportunities as us. Subject to our organizational documents and governing agreements, KKR has sole discretion to determine the manner in which investment opportunities are allocated between us, KKR and KKR investment vehicles. This allocation presents inherent conflicts of interest where demand exceeds available supply. As a result, our share of investment opportunities may be materially affected by competition from KKR investment vehicles and from proprietary entities of KKR. The conflicts inherent in making such allocation decisions may not always be resolved to our advantage. Generally, and subject to our organizational documents and governing agreements, our Manager will allocate investment opportunities between us and KKR investment vehicles in a manner that is consistent with an allocation methodology established by our Manager reasonably designed to help ensure allocations of opportunities are made over time on a fair and equitable basis. However, we will not necessarily have any priority in respect of any category of investments, and the allocation of investment opportunities in accordance with our Manager’s allocation methodology may result in us being allocated less than a pro rata share of an investment opportunity or none of such opportunity. For example, on January 10, 2017 we made a $40.0 million commitment to an aggregator vehicle alongside RECOP I, a KKR-managed investment fund. During the aggregator vehicle’s investment period, investment opportunities available to KKR that fall within the primary investment strategy of acquiring newly issued CMBS B-Pieces will be shared pro rata between such aggregator vehicle and another KKR aggregator vehicle based on capital commitments. In respect of investments that are within the vehicles’ investment objective but outside the primary investment strategy that are suitable for us or other KKR investment vehicles, KKR will allocate such opportunities among the aggregators, us and such other KKR investment vehicles in their sole discretion. For more information, see Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Our Portfolio.” In addition, certain

KKR investment vehicles have priority investment rights to certain investment opportunities that may be suitable for us, and such vehicles with priority investment rights could be established by KKR in the future. These include, but are not limited to, KKR’s special situations, mezzanine and real estate funds.

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

•
Investments in which KKR and/or KKR investment vehicles have a different principal interest.  Without the approval of KKR’s global conflicts and compliance committee, we will not acquire a controlling interest in any class or tranche of debt securities of any borrower in which KKR or any KKR investment vehicle has a pre-existing controlling equity interest (excluding any investments shared by us and such parties upon initial investment or any related follow-on investment). However, in circumstances where KKR’s global conflicts and compliance committee approves a transaction of this type, approval by our board of directors is generally not required, and our interests and those of KKR or such KKR investment vehicle may not always be aligned, which may give rise to actual or potential conflicts of interest and actions taken for us may be adverse to KKR or such KKR investment vehicle, or vice versa.

•
Competing interests; allocation of resources.   KKR may make investments on behalf of itself and/or KKR investment vehicles that are competitive with our investments. In providing advice and recommendations to, or with respect to, such investments and in dealing in such investments on behalf of such KKR investment vehicles or KKR, to the extent permitted by law, KKR will not take into consideration our interests or our Manager’s investments. Accordingly, such advice, recommendations and dealings may result in adverse consequences to us and our investments. Conflicts of interest may also arise with respect to the allocation of our Manager’s time and resources between our investments and other investments. In addition, conflicts of interest may arise where KKR personnel and non-employee consultants serve as directors or interim executives of, or otherwise are associated with, our portfolio entities (e.g., if the entity is in financial difficulty) or entities that are competitors of certain of our portfolio entities.

•
Information sharing.  Although we have leveraged, and plan to continue to leverage KKR’s firm-wide resources to help source, conduct due diligence on, structure, syndicate and create value for our investments, the information-sharing policies and procedures of KKR relating to confidential information and the information barrier between the public and private side of KKR, as well as certain legal and contractual and tax constraints, could significantly limit our ability to do so. In addition, in providing services in respect of our investments and other investments, our Manager may come into possession of information that it is prohibited from acting on (including on our behalf) or disclosing as a result of applicable confidentiality requirements or applicable law, even though such action or disclosure would be in our interests. Furthermore, to the extent not restricted by confidentiality requirements or applicable law, KKR may apply experience and information gained in providing services to our investments to provide services to competing investments of KKR investment vehicles, which may have adverse consequences for us or our investments.

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

•
Transactions with any KKR fund or affiliate.   Pursuant to the terms of the management agreement, and subject to applicable law, our Manager will not consummate on our behalf any transaction that involves (i) the sale of any investment to or (ii) the acquisition of any investment from KKR, any KKR fund or any of their affiliates unless such transaction (A) is on terms no less favorable to us than could have been obtained on an arm’s length basis from an unrelated third party and (B) has been approved in advance by a majority of our independent directors. Although our Manager will seek to resolve any conflicts of interest in a fair and equitable manner in accordance with the allocation policy and its prevailing policies and procedures with respect to conflicts resolution among KKR funds generally, only those transactions set forth in this paragraph will be required to be presented for approval by the independent directors.

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
Our Manager is authorized to follow very broad investment guidelines that provide it with broad discretion over investment, financing, asset allocation and hedging decisions. Our board of directors will periodically review our investment guidelines and our loan and investment portfolio but will not, and will not be required to, review and approve in advance all of our proposed loans and investments or our Manager’s financing, asset allocation or hedging decisions. In addition, in conducting periodic reviews, our directors may rely primarily on information provided to them by our Manager or its affiliates. Subject to maintaining our REIT qualification and our exclusion from registration under the Investment Company Act, our Manager has significant latitude within the broad investment guidelines in determining the types of loans and investments it makes for us, and how such loans and investments are financed or hedged, which could result in investment returns that are substantially below expectations or that result in losses, which could adversely affect our results of operations and financial condition.

We do not own the KKR name, but we will use it as part of our corporate name pursuant to a license agreement with KKR. Use of the name by other parties or the termination of our license agreement may harm our business.
We entered into a license agreement with KKR pursuant to which it granted us a fully paid-up, royalty-free, non-exclusive license to use the name “KKR Real Estate Finance Trust Inc.” and the ticker symbol “KREF”. Under this agreement, we have a right to use this name and ticker symbol for so long as our Manager (or another affiliate of KKR) serves as our Manager pursuant to the management agreement and our Manager (or another managing entity) remains an affiliate of KKR under the license agreement. The license agreement may also be earlier terminated by either party as a result of certain breaches or for convenience upon 90 days’ prior written notice. KKR and its affiliates retain the right to continue using the “KKR” name. We are also unable to preclude KKR and its affiliates from licensing or transferring ownership of the “KKR” name to third parties, some of whom may compete with us. Consequently, we are unable to prevent any damage to goodwill that may occur as a result of the activities of KKR or others. Furthermore, in the event that the license agreement is terminated, we will be required to change our name and ticker symbol and cease using the “KKR” name. Any of these events could disrupt our recognition in the marketplace, damage any goodwill we may have generated and otherwise harm our business.
Risks Related to Our REIT Status and Certain Other Tax Considerations
If we do not maintain our qualification as a REIT, we will be subject to tax as a regular corporation and could face a substantial tax liability.
We expect to continue to operate so as to qualify as a REIT under the Code. However, qualification as a REIT involves the application of highly technical and complex Code provisions for which only a limited number of judicial or administrative interpretations exist. Our continued qualification as a REIT will depend on our continuing ability to meet various requirements concerning, among other things, our sources of income, the nature of our investments, the amounts we distribute to our stockholders and the ownership of our stock. We also own interests in entities that have elected to be taxed as REITs. If any such entity were to fail to qualify as a REIT, it could negatively impact our ability to satisfy the REIT requirements. Notwithstanding the availability of cure provisions in the Code, various compliance requirements could be failed and could jeopardize our REIT status. Furthermore, new tax legislation, administrative guidance or court decisions, in each instance potentially with retroactive effect, could make it more difficult or impossible for us to continue to qualify as a REIT. If we fail to qualify as a REIT in any tax year, then:

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
Even if we maintain our qualification as a REIT, we may become subject to U.S. federal income taxes and related state and local taxes. For example, net income from the sale of properties that are “dealer” properties sold by a REIT (a “prohibited transaction” under the Code) will be subject to a 100% tax. We may not make sufficient distributions to avoid excise taxes applicable to REITs. Similarly, if we were to fail an income or asset test (and did not lose our REIT status because such failure was due to reasonable cause and not willful neglect), we would have to pay a penalty tax, which could be material. We also may decide to retain net capital gain we earn from the sale or other disposition of our investments and pay income tax directly on such income. In that event, our stockholders would be treated as if they earned that income and paid the tax on it directly. However, stockholders that are tax-exempt, such as charities or qualified pension plans, would have no benefit from their deemed payment of such tax liability unless they file U.S. federal income tax returns and seek a refund of such tax on such return. We also may be subject to state and local taxes on our income or property, including franchise, payroll, mortgage recording and transfer taxes, either directly or at the level of the other companies through which we indirectly own assets. For example, our taxable REIT subsidiaries are subject to full U.S. federal, state, local and foreign corporate-level income taxes. Any taxes we pay directly or indirectly will reduce our cash available for distribution to stockholders.
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
In order to qualify as a REIT, we must also ensure that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified REIT real estate assets. The remainder of our investments in securities cannot include more than 10% of the outstanding voting securities of any one issuer or 10% of the total value of the outstanding securities of any one issuer unless we and such issuer jointly elect for such issuer to be treated as a taxable REIT subsidiary under the Code. The total value of all of our investments in taxable REIT subsidiaries cannot exceed 20% of the value of our total assets. In addition, no more than 5% of the value of our assets can consist of the securities of any one issuer other than a taxable REIT subsidiary, and no more than 25% of our assets can consist of debt of “publicly offered” REITs (i.e., REITs that are required to file annual and periodic reports with the SEC under the Exchange Act) that is not secured by real property or interests in real property. If we fail to comply with these requirements, we must dispose of a portion of our assets or otherwise come into compliance within 30 days after the end of the calendar quarter in order to avoid losing our REIT status and suffering adverse tax consequences. As a result, we may be required to liquidate or restructure otherwise attractive investments. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.
Complying with REIT requirements may limit our ability to hedge effectively and may cause us to incur tax liabilities.
The REIT provisions of the Code substantially limit our ability to hedge liabilities and assets. Any income from a properly identified hedging transaction we enter into to manage risk of interest rate changes with respect to borrowings made or to be made to acquire or carry real estate assets or to manage risk of currency fluctuations with respect to our REIT qualifying income, or to offset any such hedging transaction, does not constitute “gross income” for purposes of the 75% or 95% gross income tests that we must satisfy in order to maintain our qualification as a REIT. To the extent that we enter into other types of hedging transactions, the income from those transactions is likely to be treated as non-qualifying income for purposes of both of these gross income tests. As a result of these rules, we intend to limit our use of advantageous hedging techniques or implement those hedges through a taxable REIT subsidiary. This could increase the cost of our hedging activities because our taxable REIT subsidiaries would be subject to tax on gains or expose us to greater risks associated with changes in interest rates than we would otherwise want to bear. In addition, losses in our taxable REIT subsidiaries generally will not provide any tax benefit, except for being carried forward against future taxable income in the taxable REIT subsidiaries.
Our charter does not permit any person (including certain entities treated as individuals for this purpose) to own more than 9.8% of any class or series of our outstanding capital stock, and attempts to acquire shares of any class or series of our capital stock in excess of this 9.8% limit would not be effective without an exemption from those prohibitions by our board of directors.
To maintain our qualification as a REIT, not more than 50% in value of our outstanding capital stock may be owned, directly or indirectly, by five or fewer individuals (as defined in the Code to include certain entities). Our charter provides that no person may beneficially or constructively own more than 9.8% in value or in number of shares, whichever is more restrictive, of any class or series of our outstanding capital stock, provided that KKR and certain of its affiliates are excluded from this limitation. Our board of directors, in its sole discretion, may exempt (prospectively or retroactively) a person from this limitation if it obtains such representations, covenants and undertakings as it deems appropriate to conclude that granting the exemption will not cause us to lose our status as a REIT. The constructive ownership rules under the Code and our charter are complex and may cause shares of our outstanding stock owned by a group of related individuals or entities to be deemed to be constructively owned by one individual. As a result, the acquisition of less than 9.8% of any class or series of our outstanding capital stock by an individual or entity could cause an individual to own constructively in excess of 9.8% of such class or series of our outstanding capital stock, and thus violate the ownership limit. Any attempted transfer of our capital stock that, if effective, would result in a violation of the ownership limit, will cause the number of shares causing the violation to automatically be transferred to a trust for the exclusive benefit of one or more charitable beneficiaries designated by us and the intended transferee will acquire no rights in the shares. Despite these restrictions, it is possible that there could be five or fewer individuals who own more than 50% in value of our outstanding capital stock, which could cause us to fail to continue to qualify as a REIT. In addition, there can be no assurance that our board of directors, as permitted in our charter, will not decrease this ownership limit in the future (provided, however, that a decreased stock ownership limit will not be effective for any person whose ownership of our stock is in excess of the decreased ownership limit until such person’s ownership percentage of our stock equals or falls below the decreased ownership limit).

The ownership limit could have the effect of discouraging a takeover or other transaction in which holders of our common stock might receive a premium for their shares over the then prevailing market price or which holders might believe to be otherwise in their best interests (and even if such change in control would not reasonably jeopardize our REIT status). The exemptions to the ownership limit granted to date may limit our board of directors’ power to increase the ownership limit or grant further exemptions in the future.
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
The maximum U.S. federal income tax rate applicable to qualified dividend income payable to certain non-corporate U.S. holders is 20%. Dividends payable by REITs, however, generally are not eligible for the reduced qualified dividend rates. For taxable years beginning before January 1, 2026, however, non-corporate taxpayers may deduct up to 20% of certain pass-through business income, including “qualified REIT dividends” (generally, dividends received by a REIT shareholder that are not designated as capital gain dividends or qualified dividend income), subject to certain limitations, resulting in an effective maximum U.S. federal income tax rate of 29.6% on such income. Although the reduced U.S. federal income tax rate applicable to qualified dividend income does not adversely affect the taxation of REITs or dividends payable by REITs, the more favorable rates applicable to regular corporate qualified dividends and the reduced corporate tax rate (currently 21%) could cause certain non-corporate investors to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our common stock.
Our taxable income may be greater than our cash flow available for distribution, including as a result of our investments in certain debt instruments, causing us to recognize “phantom income” for U.S. federal income tax purposes, and certain modifications of debt instruments by us could cause the modified debt to not qualify as a good REIT asset, thereby jeopardizing our REIT qualification.
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
Our taxable income may substantially exceed our net income as determined based on GAAP, or differences in timing between the recognition of taxable income and the actual receipt of cash may occur. For example, we may acquire assets, including debt securities requiring us to accrue OID or recognize market discount income, that generate taxable income in excess of economic income or in advance of the corresponding cash flow from the assets referred to as “phantom income.” In addition, if a borrower with respect to a particular debt instrument encounters financial difficulty rendering it unable to pay stated interest as due, we may nonetheless be required to continue to recognize the unpaid interest as taxable income with the effect that we will recognize income but will not have a corresponding amount of cash available for distribution to our stockholders. Finally, we may be required under the terms of indebtedness that we incur to use cash received from interest payments to make principal payments on that indebtedness, with the effect of recognizing income but not having a corresponding amount of cash available for distribution to our stockholders. Also, in certain circumstances, our ability to deduct interest expenses for U.S. federal income tax purposes may be limited.
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
We may agree to modify the terms of distressed and other debt instruments that we hold. If the amendments to the outstanding debt are “significant modifications” under the applicable U.S. Treasury regulations, the modified debt may be considered to have been reissued to us in a debt-for-debt taxable exchange with the borrower. In certain circumstances, this deemed reissuance may prevent the modified debt from qualifying as a good REIT asset if the underlying security has declined in value and could cause us to recognize income to the extent the principal amount of the modified debt exceeds our adjusted tax basis in the unmodified debt.
The failure of a mezzanine loan to qualify as a real estate asset could adversely affect our ability to qualify as a REIT.
We originate and acquire mezzanine loans, for which the IRS has provided a safe harbor but not rules of substantive law. Pursuant to the safe harbor, if a mezzanine loan meets certain requirements, it will be treated by the IRS as a real estate asset for purposes of the REIT asset tests, and interest derived from the mezzanine loan will be treated as qualifying mortgage interest for purposes of the REIT 75% income test. Our mezzanine loans typically do not meet all of the requirements of this safe harbor. In the event we own a mezzanine loan that does not meet the safe harbor, the IRS could challenge such loan’s treatment as a real estate asset for purposes of the REIT asset and income tests and, if such a challenge were sustained, we could fail to qualify as a REIT, unless we are able to qualify for a statutory REIT “savings” provision, which may require us to pay a significant penalty tax to maintain our REIT qualification.
Our investments in certain loans may require us to make estimates about the fair value of real property improvements that may be challenged by the IRS.
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
We have invested and may invest in the future in preferred equity investments and mezzanine loans. There is limited case law and administrative guidance addressing whether instruments similar to our mezzanine loans and preferred equity investments will be treated as equity or debt for U.S. federal income tax purposes. We typically do not anticipate obtaining private letter rulings from the IRS or opinions of counsel on the characterization of those investments for U.S. federal income tax purposes. If the IRS successfully recharacterizes a mezzanine loan or preferred equity investment as equity for U.S. federal income tax purposes, we would be treated as owning the assets held by the partnership or limited liability company that issued the security and we would be treated as receiving our proportionate share of the income of that entity. If that partnership or limited liability company owned nonqualifying assets or earned nonqualifying income, we may not be able to satisfy all of the REIT income or asset tests. Alternatively, if we are treating a mezzanine loan or preferred equity investment as equity for U.S. federal income tax purposes and the IRS successfully recharacterizes the investment as debt, then that investment may be treated as a nonqualifying asset for purposes of the 75% asset test and as producing nonqualifying income for 75% gross income test. In addition, such an investment may be subject to the 10% value test and the 5% asset tests. Accordingly, we could fail to qualify as a REIT if the IRS successfully challenges our characterization of our mezzanine loans or preferred equity investments for U.S. federal income tax purposes unless we are able to qualify for a statutory REIT “savings” provision, which may require us to pay a significant penalty tax to maintain our REIT qualification.
The tax on prohibited transactions will limit our ability to engage in transactions, including certain methods of securitizing or syndicating mortgage loans that would be treated as sales for U.S. federal income tax purposes.
A REIT’s net income from prohibited transactions is subject to a 100% tax with no offset for losses. In general, prohibited transactions are sales or other dispositions of property, other than foreclosure property, but including mortgage loans, held primarily for sale to customers in the ordinary course of business. We might be subject to this tax if we dispose of, securitize or syndicate loans in a manner that was treated as a sale of the loans, if we frequently buy and sell securities in a manner that is treated as dealer activity with respect to such securities for U.S. federal income tax purposes. Therefore, in order to avoid the prohibited transactions tax, we may choose to engage in certain sales of assets through a taxable REIT subsidiary and not at the REIT level, and may limit the structures we utilize for our securitization transactions, even though the sales or structures might otherwise be beneficial to us.
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
We may enter into securitization transactions and other financing transactions that could result in us, or a portion of our assets, being treated as a taxable mortgage pool for U.S. federal income tax purposes. If we enter into such a transaction in the future, we could be taxable at the highest corporate income tax rate on a portion of the income arising from a taxable mortgage pool, referred to as “excess inclusion income,” that is allocable to the percentage of our shares held in record name by disqualified organizations (generally tax-exempt entities that are exempt from the tax on unrelated business taxable income, such as state pension plans and charitable remainder trusts and government entities). In that case, we could reduce distributions to such stockholders by the amount of tax paid by us that is attributable to such stockholder’s ownership.
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
A REIT may own up to 100% of the stock of one or more taxable REIT subsidiaries. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a taxable REIT subsidiary. A corporation of which a taxable REIT subsidiary directly or indirectly owns more than 35% of the voting power or value of the stock will automatically be treated as a taxable REIT subsidiary. Overall, no more than 20% of the gross value of a REIT’s assets may consist of stock or securities of one or more taxable REIT subsidiaries. In addition, the taxable REIT subsidiary rules limit the deductibility of interest paid or accrued by a taxable REIT subsidiary to its parent REIT to assure that the taxable REIT subsidiary is subject to an appropriate level of corporate taxation. The rules also impose a 100% excise tax on certain transactions between a taxable REIT subsidiary and its parent REIT that are not conducted on an arm’s length basis.
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
In recent years, numerous legislative, judicial and administrative changes have been made in the provisions of U.S. federal income tax laws applicable to investments similar to an investment in shares of our common stock. Additional changes to the tax laws are likely to occur. We cannot predict the long-term effect of any recent changes or any future law changes on REITs and their stockholders.
Any such changes could have an adverse effect on an investment in our shares or on the market value or the resale potential of our assets. You are urged to consult with your tax advisor with respect to the impact of recent legislation on your investment in our shares and the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our shares. Although REITs generally receive certain tax advantages compared to entities taxed as regular corporations, it is possible that future legislation would result in a REIT having fewer tax advantages, and it could become more advantageous for a company that invests in real estate to elect to be treated for U.S. federal income tax purposes as a corporation. Our charter provides our board of directors with the power, under certain circumstances, to revoke or otherwise terminate our REIT election and cause us to be taxed as a regular corporation, without the vote of our stockholders. Our board of directors has duties to us and could only cause such changes in our tax treatment if it determines in good faith that such changes are in the best interest of our company.
Risks Related to Ownership of Our Common Stock
KKR controls us and its interests may conflict with ours or those of our stockholders in the future.
As of December 31, 2019, KKR and its affiliates beneficially owned shares of our common stock providing them with an aggregate 38% of the total voting power of our company. Furthermore, until such time as (1) KKR and its affiliates cease to own at least 25% of the outstanding shares of our common stock, (2) KKR REFT Asset Holdings elects to convert the share of our special voting preferred stock into one share of our common stock or (3) beneficial and/or record ownership of the share of our special voting preferred stock is transferred to any person other than KKR or its affiliates, the share of our special voting preferred stock gives KKR REFT Asset Holdings the right, solely with respect to the election of members of our board of directors, to vote the number of votes necessary to equal a majority of the votes entitled to be cast in an election of directors and thereby control our policy and operations. In addition, pursuant to our stockholders agreement, so long as KKR REFT Asset Holdings and its affiliates own at least 25% of the outstanding shares of our common stock, KKR REFT Asset Holdings will have the right to nominate at least half of the directors to our board of directors. See “—Risks Related to Our Relationship with Our Manager and Its Affiliates.”
By virtue of KKR’s stock ownership and voting power, in addition to its board designation rights, KKR has the power to significantly influence our business and affairs and is able to influence the outcome of matters required to be submitted to stockholders for approval, including the election of our directors, amendments to our charter, mergers or sales of assets. The influence exerted by KKR over our business and affairs might not be consistent with the interests of some or all of our stockholders. In addition, the concentration of ownership in our officers or directors or stockholders associated with them may have the effect of delaying or preventing a change in control of our company, including transactions that would be in the best interests of our stockholders and would result in receipt of a premium to the price of our shares of common stock (and even if such change in control would not reasonably jeopardize our qualification as a REIT), and might negatively affect the market price of our common stock.
We are a “controlled company” within the meaning of the rules of the NYSE and, as a result, will qualify for, and rely on, exemptions from certain corporate governance requirements. You will not have the same protections afforded to stockholders of companies that are subject to such requirements.
KKR and its affiliates control a majority of the combined voting power of all classes of our stock entitled to vote generally in the election of directors. As a result, we will be a “controlled company” within the meaning of the corporate governance standards of the NYSE. Under these rules, a company of which more than 50% of the voting power in the election of directors is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements. For example, controlled companies:

•	are not required to have a board of directors that is comprised of a majority of “independent directors,” as defined under the rules of such exchange;

•	are not required to have a compensation committee that is comprised entirely of independent directors; and

•	are not required to have a nominating and corporate governance committee that is comprised entirely of independent directors.

We intend to utilize these exemptions. Accordingly, for so long as we utilize these exemptions, you will not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of the NYSE.
Certain of our pre-IPO stockholders also hold interests in our Manager, which may influence the incentives that such pre-IPO stockholders have with respect to matters between us and our Manager and such interest may not be consistent with the interest of some or all of our stockholders
Certain of our pre-IPO stockholders collectively hold, as of December 31, 2019, a 29.2% interest in our Manager through their ownership of a class of non-voting limited liability company interests in our Manager (the “Non-Voting Manager Units”). This interest means that these pre-IPO stockholders indirectly share in the fees paid by us to our Manager, which may influence the incentives that such stockholders have with respect to matters between us and our Manager and which interests may not be consistent with our interests of some or all of our stockholders.
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
Issuance of stock without stockholder approval.  Our charter authorizes our board of directors, without stockholder approval, to authorize the issuance of up to 300,000,000 shares of common stock and up to 50,000,000 shares of preferred stock, one share of special voting preferred stock and one share of special non-voting preferred stock. Our charter also authorizes our board of directors, without stockholder approval, to classify or reclassify any unissued shares of common stock and preferred stock into other classes or series of stock and to amend our charter to increase or decrease the aggregate number of shares of stock or the number of shares of stock of any class or series that are authorized by the charter to be issued. Preferred stock may be issued in one or more classes or series, the terms of which may be determined by our board of directors without further action by stockholders. Prior to issuance of any such class or series, our board of directors will set the terms of any such class or series, including the preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications and terms and conditions of redemption. The issuance of any preferred stock could materially adversely affect the rights of holders of common stock and, therefore, could reduce the value of the common stock. In addition, specific rights granted to future holders of our preferred stock could be used to restrict our ability to merge with, or sell assets to, a third party. The power of our board of directors to cause us to issue preferred stock could, in certain circumstances, make it more difficult, delay, discourage, prevent or make it more costly to acquire or effect a change in control, thereby preserving the current stockholders’ control.
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
Maryland takeover statutes. The Maryland Business Combination Act could delay or prevent an unsolicited takeover of us. The statute substantially restricts the power of third parties who acquire, or seek to acquire, control of us without the approval of our board of directors to complete mergers and other business combinations even if such transaction would be beneficial to stockholders. “Business combinations” between such a third-party acquirer or its affiliate and us are prohibited for five years after the most recent date on which the acquirer becomes an “interested stockholder.” An “interested stockholder” is defined as any person who beneficially owns 10% or more of the voting power of our outstanding voting stock or an affiliate or associate of ours who, at any time within the two-year period immediately prior to the date in question, was the beneficial owner of 10% or more of the voting power of our then outstanding stock. If our board of directors approved in advance the transaction that would otherwise give rise to the acquirer attaining such status, the acquirer would not become an interested stockholder and, as a result, it could enter into a business combination with us. Our board of directors may, however, provide that its approval is subject to compliance, at or after the time of approval, with any terms and conditions determined by it. Even after the lapse of the five-year prohibition period, any business combination with an interested stockholder must be recommended by our board of directors and approved by the affirmative vote of at least:

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
The Maryland Unsolicited Takeovers Act (“MUTA”) permits the board of directors of a Maryland corporation with at least three independent directors and a class of stock registered under the Exchange Act, without stockholder approval and notwithstanding any contrary provision in its charter or bylaws, to implement certain takeover defenses, including adopting a classified board, increasing the vote required to remove a director or providing that each vacancy on the board of directors may be filled only by a majority of the remaining directors in office, even if the remaining directors do not constitute a quorum. These provisions could have the effect of limiting or precluding a third party from making an unsolicited acquisition proposal for our company or of delaying, deferring or preventing a change in control under circumstances that otherwise could provide the holders of shares of our common stock with the opportunity to realize a premium over the then current market price. Our charter contains a provision whereby we have elected to be subject to the provisions of MUTA relating to the filling of vacancies on our board of directors.
In addition, our charter includes certain limitations on the ownership and transfer of our common stock. See “—Risks Related to Our REIT Status and Certain Other Tax Items—Our charter does not permit any person (including certain entities treated as individuals for this purpose) to own more than 9.8% of any class or series of our outstanding capital stock, and attempts to acquire shares of any class or series of our capital stock in excess of this 9.8% limit would not be effective without a prior exemption from those prohibitions by our board of directors.”
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

Our charter and bylaws require us to indemnify our present and former directors and officers to the maximum extent permitted by Maryland law, in the defense of any proceeding to which he or she is made, or threatened to be made, a party by reason of his or her service to us. In addition, we may be obligated to pay or reimburse the defense costs incurred by our present and former directors and officers without requiring a preliminary determination of their ultimate entitlement to indemnification.
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
Our charter contains provisions designed to reduce or eliminate duties of KKR and its affiliates and of our directors or any person our directors control to refrain from competing with us or to present to us business opportunities that otherwise may exist in the absence of such charter provisions. Under our charter, KKR and its affiliates and our directors or any person our directors control will not be obligated to present to us opportunities unless those opportunities are expressly offered to such person in his or her capacity as a director or officer of our company and those persons will be able to engage in competing activities without any restriction imposed as a result of KKR’s or its affiliates’ status as a stockholder or KKR affiliates’ status as officers or directors of our company.
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
We are generally required to distribute to our stockholders at least 90% of our REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gain, each year for us to qualify as a REIT under the Code, which requirement we currently intend to satisfy through quarterly distributions of all or substantially all of our net taxable income in such year, subject to certain adjustments. Although we intend to make regular quarterly distributions to holders of our common stock and we currently expect to distribute substantially all of our net taxable income to our stockholders on an annual basis, we have not established a minimum distribution payment level and our ability to pay distributions may be adversely affected by a number of factors, including the risk factors described in this Annual Report on Form 10-K. Any distributions we make to our stockholders will be at the discretion of our board of directors and will depend on our earnings, financial condition, liquidity, debt covenants, maintenance of our REIT qualification, applicable law and such other factors as our board of directors may deem relevant from time to time. We believe that a change in any one of the following factors could adversely affect our results of operations and impair our ability to pay distributions to our stockholders:

•	our ability to make profitable investments;

•	margin calls or other expenses that reduce our cash flow;

•	defaults in our asset portfolio or decreases in the value of our portfolio;

•	the impact of declining interest rates on our net interest income; and

•	the fact that anticipated operating expense levels may not prove accurate, as actual results may vary from estimates.

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

In addition, distributions that we make to our stockholders will generally be taxable to our stockholders as ordinary income. REIT dividends (other than capital gain dividends) received by non-corporate stockholders may be eligible for a 20% reduction. However, a portion of our distributions may be designated by us as long-term capital gains to the extent that they are attributable to capital gain income recognized by us or may constitute a return of capital to the extent that they exceed our earnings and profits as determined for U.S. federal income tax purposes. A return of capital is not taxable, but has the effect of reducing the basis of a stockholder’s investment in our common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal executive offices are located in leased office space at 9 West 57th Street, New York, New York. We do not own any real property. We consider these facilities to be suitable and adequate for the management and operations of our business.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of December 31, 2019, we were not involved in any material legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

KKR Real Estate Finance Trust Inc.
Notes to Consolidated Financial Statements
(dollars in tables in thousands, except per share amounts)

PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

On May 5, 2017, our common stock began trading on the NYSE under the symbol “KREF.” As of February 14, 2020, there were 31 holders of record of our common stock. This does not include the number of stockholders that hold shares in “street name” through banks or broker-dealers.

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

The following table sets forth the dividends declared during each calendar quarter for 2019 and 2018:

Declaration Date	Record Date	Payment Date	Per Share
2019
March 18, 2019	March 29, 2019	April 12, 2019	0.43
June 14, 2019	June 28, 2019	July 15, 2019	0.43
September 13, 2019	September 30, 2019	October 16, 2019	0.43
December 16, 2019	December 31, 2019	January 15, 2020	0.43

2018
March 9, 2018	March 29, 2018	April 13, 2018	0.40
May 7, 2018	June 29, 2018	July 13, 2018	0.43
September 10, 2018	September 28, 2018	October 12, 2018	0.43
December 17, 2018	December 28, 2018	January 11, 2019	0.43

Stockholder Return Performance

The following graph is a comparison of the cumulative total stockholder return on shares of our common stock, the Russell 2000 Index (the “Russell 2000”), and the Bloomberg REIT Mortgage Index, a published industry index, from May 5, 2017 (the date our common stock began trading on the NYSE) to December 31, 2019. The graph assumes that $100 was invested on May 5, 2017 in our common stock, the Russell 2000 and the Bloomberg REIT Mortgage Index and that all dividends were reinvested without the payment of any commissions. There can be no assurance that the performance of our shares will continue in line with the same or similar trends depicted in the graph below.

Total Return Performance

KKR Real Estate Finance Trust, Inc.
Russell 2000
Bloomberg REIT Mortgage Index
$135
$130
$125
$120
$115
$110
$105
$100
$95
$90
5/5/2017
12/31/2017
12/31/2018
12/31/2019

	Period Ending
	5/5/2017	12/31/2017	12/31/2018	12/31/2019
KKR Real Estate Finance Trust, Inc.	100.0	102.3	106.4	123.8
Russell 2000	100.0	111.6	99.3	124.6
Bloomberg REIT Mortgage Index	100.0	107.8	105.9	129.3

Equity Compensation Plan Information

The following table summarizes information, as of December 31, 2019, relating to our equity compensation plans pursuant to which shares of our common stock or other equity securities may be granted from time to time:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights(1)	Weighted-average exercise price of outstanding options, warrants and rights(2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column 1)
Equity compensation plans approved by security holders	641,214	$—	3,249,739
Equity compensation plans not approved by security holders	—	—	—
Total	641,214	$—	3,249,739

(1)
Reflects the aggregate number of equity-based awards granted under our Amended and Restated KKR Real Estate Finance Trust Inc. 2016 Omnibus Incentive Plan that remained outstanding as of December 31, 2019. All of these awards were in the form of restricted stock units.

(2)	Restricted stock units are not exercisable for consideration.

Issuer Purchases of Equity Securities

In May 2018, our board of directors approved a $100.0 million share repurchase program, effective June 12, 2018, which was scheduled to expire on June 30, 2019. On June 17, 2019, we announced that our board of directors approved an extension of the program. The share repurchase program, as extended, permits us to repurchase up to $100.0 million of our common stock during the period from July 1, 2019 through June 30, 2020. Of this total authorized amount, $50.0 million may be covered by a pre-set trading plan meeting the requirements of Rule 10b5-1 under the Exchange Act that provides for repurchases of our common stock when the market price per share of our common stock is below book value per share (calculated in accordance with GAAP as of the end of the most recent period for which financial statements are available), and the remaining $50.0 million may be used for repurchases in the open market, or pursuant to pre-set trading plans meeting the requirements of Rule 10b5-1 under the Exchange Act, or in privately negotiated transactions, or otherwise. During the year ended December 31, 2019, we repurchased 212,809 shares of our common stock under the repurchase program at an average price per share of $19.25 for a total of $4.1 million.

We did not repurchase any shares of our common stock during the three months ended December 31, 2019.

KKR Real Estate Finance Trust Inc.
Notes to Consolidated Financial Statements
(dollars in tables in thousands, except per share amounts)

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth our selected consolidated financial data as of the dates and for the periods indicated. The selected consolidated financial data as of December 31, 2019, 2018, 2017, 2016 and 2015, and for the years then ended was derived from our audited consolidated financial statements.

The selected consolidated financial data should be read in conjunction with Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and related notes thereto included within Part II, Item 8 "Financial Statements and Supplementary Data."

	Year Ended December 31,
(in thousands, except ratio, share, and per share data)	2019	2018	2017	2016	2015
Operating Data:
Net Interest Income
Interest income	$274,335	$183,575	$83,145	$32,659	$12,536
Interest expense	158,860	85,017	21,224	7,432	554
Total net interest income	115,475	98,558	61,921	25,227	11,982
Other Income	5,998	20,093	17,688	15,968	10,328
Total Net Revenue	121,473	118,651	79,609	41,195	22,310
Operating Expenses	30,929	28,914	18,428	8,569	4,745
Income (Loss) Before Income Taxes, Noncontrolling Interests and Preferred Dividends	90,544	89,737	61,181	32,626	17,565
Income tax expense (benefit)	579	(70)	1,102	354	393
Net Income (Loss)	89,965	89,807	60,079	32,272	17,172
Redeemable Noncontrolling Interests in Income (Loss) of Consolidated Joint Venture	—	63	216	302	272
Noncontrolling Interests in Income (Loss) of Consolidated Joint Venture	—	—	801	813	137
Net Income (Loss) Attributable to KKR Real Estate Finance Trust Inc. and Subsidiaries	89,965	89,744	59,062	31,157	16,763
Preferred Stock Dividends and Redemption Value Adjustment	(527)	2,451	244	16	15
Net Income (Loss) Attributable to Common Stockholders	$90,492	$87,293	$58,818	$31,141	$16,748
Per Share Data:
Net Income (Loss) Per Share of Common Stock
Basic	$1.58	$1.58	$1.30	$1.61	$1.95
Diluted	$1.57	$1.58	$1.30	$1.61	$1.95
Weighted Average Number of Shares of Common Stock Outstanding
Basic	57,426,912	55,136,548	45,320,358	19,299,597	8,605,876
Diluted	57,532,490	55,171,061	45,321,360	19,299,597	8,605,876
Dividends declared per share of common stock(A)	$1.72	$1.69	$1.62	$1.22	$0.73
Shares of common stock issued and outstanding at period end	57,486,583	57,596,217	53,685,440	24,158,392	13,636,416
Book value per share of common stock(B)	$19.52	$19.66	$19.73	$20.60	$20.78
Share price(C)	$20.42	$19.15	$20.01	n.a.	n.a.
Price to book(D)	1.05	0.97	1.01	n.a.	n.a.
Dividend yield(E)	8.42%	8.98%	7.40%	n.a.	n.a.
Leverage ratio(F)	3.5	2.6	1.0	0.7	0.3
Balance Sheet Data (at period end):
Total assets(G)	$5,057,018	$4,151,590	$2,137,967	$951,829	$420,090
Secured financing agreements, net	2,884,887	1,951,049	964,800	439,144	122,133
Collateralized loan obligations, net	803,376	800,346	—	—	—
Convertible notes, net	139,075	137,688	—	—	—
Redeemable noncontrolling interests in equity of consolidated joint venture	—	—	3,090	3,030	4,643
Redeemable preferred stock	1,694	2,846	949	—	—
Preferred stock	—	—	—	125	125
Total KKR Real Estate Finance Trust Inc. stockholders' equity	1,122,018	1,132,342	1,059,145	497,698	281,460
Noncontrolling interest in equity of consolidated joint venture	—	—	—	7,339	4,914
Total equity(H)	$1,123,712	$1,135,188	$1,063,184	$508,067	$291,017

(A)	Equal to dividends declared on shares of common stock divided by the shares outstanding as of the dividend record date.

(B)
Book value per share as of December 31, 2019, includes the impact of the cumulative non-cash redemption value adjustments to our redeemable Special Non-Voting Preferred Stock (“SNVPS”) and the initial value of the SNVPS, which reduced our book value per share by $0.03 as of December 31, 2019.

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

(F)
Represents (i) total outstanding secured debt agreements, convertible notes, loan participations sold (excluding pari passu and vertical loan syndications), collateralized loan obligations and non-consolidated senior interests, less cash, to (ii) total stockholders’ equity, at each period end.

(G)	Includes senior loans held in VIEs, net of VIE liabilities as applicable.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K. The historical consolidated financial data below reflects the historical results and financial position of KREF. In addition, this discussion and analysis contains forward-looking statements and involves numerous risks and uncertainties, including those described under “Cautionary Note Regarding Forward-Looking Statements," and Part I, Item 1A. "Risk Factors" in this Annual Report on Form 10-K. Actual results may differ materially from those contained in any forward-looking statements.

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

2019 Highlights

Operating Results:

•
Net Income Attributable to Common Stockholders of $90.5 million, or $1.58 per basic and $1.57 per diluted share of common stock, increased 4% and decreased $0.01 per diluted share, respectively, compared to 2018.

•	Net Core Earnings of $96.3 million, or $1.67 per diluted share of common stock, decreased 3.7% and $0.14, respectively, compared to 2018.

•	Declared dividends of $1.72 per common share. The fourth quarter dividend of $0.43 per common share produced an annualized yield of 8.81% on our December 31, 2019 book value.

Investment Activity:

•	Originated 18 floating-rate senior loans totaling $3.1 billion of commitments, of which $2.7 billion was funded as of December 31, 2019. Average loan size of $173.0 million, a 20% increase over 2018.

•	Current portfolio of $5.1 billion is 100% performing and 99% floating-rate with a weighted average LTV of 66% as of December 31, 2019. Current portfolio increased 23% over 2018.

•
Sold our remaining direct CMBS B-Piece investments for $9.8 million, representing the full exit from our 2015 and 2016 vintage direct B-piece investments and resulting in a gross realized IRR of 18.8% for the entire direct B-piece portfolio over the investment period.

•	Acquired and subsequently sold $94.0 million of investment grade rated available-for sale CMBS securities in the fourth quarter.

Portfolio Financing:

•
Non-mark-to-market financing is $2.8 billion as of December 31, 2019, representing 72% of our total outstanding portfolio financing, as compared to 60% of our total portfolio financing as of December 31, 2018.

•	Borrowing capacity increased by $1.2 billion to $5.5 billion as of December 31, 2019, a 28% increase over 2018.

•	Entered into a new $900.0 million non-mark-to-market term lending agreement.

•	Increased the borrowing capacity on our corporate revolving credit facility to $250.0 million as of December 31, 2019, compared to $100.0 million as of December 31, 2018.

Capital Markets Activity:

•
Entered into a continuous “At the Market” stock offering program (the “ATM”), pursuant to which we may sell, from time to time, up to $100.0 million of our common stock. We did not sell any shares of our common stock under the ATM during the year ended December 31, 2019.

•	Repurchased 212,809 shares of our common stock for approximately $4.1 million at a weighted average price of $19.25 per share.

•	Our book value was $1.1 billion as of December 31, 2019, substantially consistent with December 31, 2018 book value.

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

Earnings Per Share and Dividends Declared

The following table sets forth the calculation of basic and diluted net income per share and dividends declared per share (amounts in thousands, except share and per share data):

	Three Months Ended December 31,	Year Ended December 31,
	2019	2019	2018
Net income(A)	$24,789	$90,492	$87,293
Weighted-average number of shares of common stock outstanding
Basic	57,486,583	57,426,912	55,136,548
Diluted	57,595,424	57,532,490	55,171,061
Net income per share, basic	$0.43	$1.58	$1.58
Net income per share, diluted	$0.43	$1.57	$1.58
Dividends declared per share	$0.43	$1.72	$1.69

(A)	Represents net income attributable to common stockholders.

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

The following table provides a reconciliation of GAAP net income attributable to common stockholders to Core Earnings and Net Core Earnings (amounts in thousands, except share and per share data):

	Three Months Ended December 31,	Year Ended December 31,
	2019	2019	2018
Net Income (Loss) Attributable to Common Stockholders	$24,789	$90,492	$87,293
Adjustments
Non-cash equity compensation expense	1,017	4,091	1,973
Incentive compensation to affiliate	1,174	3,272	4,756
Depreciation and amortization	—	—	—
Unrealized (gains) or losses(A)	(407)	1,179	(1,370)
Non-cash convertible notes discount amortization	91	360	224
Reversal of previously unrealized gain now realized(B)	—	191	11,900
Core Earnings	26,664	99,585	104,776
Incentive compensation to affiliate	1,174	3,272	4,756
Net Core Earnings	$25,490	$96,313	$100,020
Weighted average number of shares of common stock outstanding
Basic	57,486,583	57,426,912	55,136,548
Diluted	57,595,424	57,532,490	55,171,061
Core Earnings per Diluted Weighted Average Share	$0.46	$1.73	$1.90
Net Core Earnings per Diluted Weighted Average Share	$0.44	$1.67	$1.81

(A)
Includes $(0.4) million, $(1.2) million and $1.6 million non-cash redemption value adjustment of our Special Non-Voting Preferred Stock for the three months ended December 31, 2019, and for the years ended December 31, 2019, and 2018, respectively.

(B)
For 2018, includes $5.5 million and $6.4 million of unrealized gains related to the first quarter of 2018 and to prior periods, respectively, that were realized during the three months ended June 30, 2018.

Book Value per Share

We believe that book value per share is helpful to stockholders in evaluating the growth of our company as we have scaled our equity capital base and continue to invest in our target assets. The following table calculates our book value per share of common stock (amounts in thousands, except share and per share data):

	December 31, 2019	December 31, 2018
KKR Real Estate Finance Trust Inc. stockholders' equity	$1,122,018	$1,132,342
Shares of common stock issued and outstanding at period end	57,486,583	57,596,217
Book value per share of common stock	$19.52	$19.66

Book value per share as of December 31, 2019 includes the 2019 impact of a $1.2 million, or $0.02 per common share, non-cash redemption value adjustment to our redeemable Special Non-Voting Preferred Stock (“SNVPS”), resulting in a cumulative (since issuance of the SNVPS) decrease of $1.7 million, or $0.03 per common share to our book value (“SNVPS Cumulative Impact”) as of December 31, 2019. Upon redemption of the SNVPS, our book value will increase as a result of a one-time gain, thus substantially eliminating the SNVPS Cumulative Impact on our book value. See Note 9 — Equity, to our consolidated financial statements included in this Form 10-K, for detailed discussion of the SNVPS.

During the first quarter of 2020, we expect to recognize an increase of approximately $0.4 million to the redemption value of our SNVPS and a corresponding decrease to our book value. The non-cash redemption value adjustment will decrease our first quarter of 2020 Net Income Attributable to Common Stockholders (in accordance with GAAP) and will be added back for Core Earnings.

Our Portfolio

We have established a 5,075.0 million portfolio of diversified investments, consisting primarily of performing senior loans as of December 31, 2019.

As we continue to scale our loan portfolio, we expect that our originations will continue to be heavily weighted toward floating-rate loans. As of December 31, 2019, 99.9% of our loans by total loan exposure earned a floating rate of interest and approximately half of our portfolio is subject to a LIBOR floor of 2.0% or higher. We expect the majority of our future investment activity to focus on originating floating-rate senior loans that we finance with our repurchase and other financing facilities, with a secondary focus on originating floating-rate loans for which we syndicate a senior position and retain a subordinated interest for our portfolio. As of December 31, 2019, our portfolio experienced no impairments and did not contain any legacy assets that were originated prior to October 2014. As of December 31, 2019, all of our investments were located in the United States. The following charts illustrate the diversification of our loan portfolio, based on type of investment, interest rate, underlying property type and geographic location, as of December 31, 2019(A):

The charts above are based on total assets. Total assets reflect the principal amount of our senior and mezzanine loans.

(A)    Excludes CMBS B-Piece investments held through RECOP I, an equity method investment.

(B)
LTV is generally based on the initial loan amount divided by the as-is appraised value as of the date the loan was originated or by the current principal amount as of the date of the most recent as-is appraised value.

The following table details our quarterly loan activity (dollars in thousands):

	Three Months Ended				Year Ended
	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019	December 31, 2019	December 31, 2018
Loan originations	$214,000	$1,649,600	$484,000	$764,089	$3,111,689	$2,728,620
Loan fundings(A)	$325,787	$1,474,022	$471,634	$619,748	$2,891,191	$2,564,913
Loan repayments/syndications(B)	(648,493)	(272,025)	(193,470)	(765,418)	(1,879,406)	(441,779)
Net fundings	(322,706)	1,201,997	278,164	(145,670)	1,011,785	2,123,134
Non-consolidated senior interest	—	(142,800)	—	—	(142,800)	—
Total activity	$(322,706)	$1,059,197	$278,164	$(145,670)	$868,985	$2,123,134

(A)	Includes initial funding of new loans and additional fundings made under existing loans. Excludes fundings on loan participations sold.

(B)
Includes $65.0 million of proceeds from pari passu loan syndication for the three months ended June 30, 2019, which was fully repaid during the three months ended December 31, 2019, and includes $65.0 million of proceeds from syndication of vertical participation during the three months ended December 31, 2019. Both syndications did not meet sale accounting for GAAP purposes.

The following table details overall statistics for our loan portfolio as of December 31, 2019 (dollars in thousands):

		Total Loan Exposure(A)
	Balance Sheet Portfolio	Total Loan Portfolio	Floating Rate Loans	Fixed Rate Loans
Number of loans	39	39	38	1
Principal balance	$4,960,698	$5,039,298	$5,033,798	$5,500
Carrying value	$4,931,042	$5,009,642	$5,004,142	$5,500
Unfunded loan commitments(B)	$616,372	$616,372	$616,372	$—
Weighted-average cash coupon(C)	5.1%	5.0%	L + 3.0%	11.0%
Weighted-average all-in yield(C)	5.4%	5.3%	L + 3.3%	11.0%
Weighted-average maximum maturity (years)(D)	4.1	4.1	4.1	5.5
LTV(E)	66%	66%	66%	77%

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

(C)
As of December 31, 2019, 100.0% of floating rate loans by principal balance are indexed to one-month USD LIBOR. In addition to cash coupon, all-in yield includes the amortization of deferred origination fees, loan origination costs and purchase discounts. Cash coupon and all-in yield for the total portfolio assume applicable floating benchmark rates as of December 31, 2019. L = the greater of one-month USD LIBOR; spot rate of 1.76%, and the applicable contractual LIBOR floor, included in portfolio-wide averages represented as fixed rates. Does not factor in prepayment fee income that might be earned upon prepayment.

(D)
Maximum maturity assumes all extension options are exercised by the borrower; however, our loans may be repaid prior to such date. As of December 31, 2019, based on total loan exposure, 75.4% of our loans were subject to yield maintenance or other prepayment restrictions and 24.6% were open to repayment by the borrower without penalty.

(E)
Loan-to-value ratio ("LTV") is generally based on the initial loan amount divided by the as-is appraised value as of the date the loan was originated or by the current principal amount as of the date of the most recent as-is appraised value.

The table below sets forth additional information relating to our portfolio as of December 31, 2019 (dollars in millions):

	Investment(H)	Investment Date	Committed Principal Amount	Current Principal Amount	Net Equity(B)	Location	Property Type	Coupon(C)(D)	Max Remaining Term (Years)(C)(E)	LTV(C)(F)
	Senior Loans(A)
1	Senior Loan	5/22/2019	$386.0	$358.3	$92.5	Brooklyn, NY	Multifamily	L + 2.7%	4.4	51%
2	Senior Loan	6/28/2019	340.0	318.7	71.4	Chicago, IL	Multifamily	L + 2.8	6.5	75
3	Senior Loan	6/28/2019	273.5	263.5	64.3	Arlington, VA	Multifamily	L + 2.5	4.5	70
4	Senior Loan	12/20/2018	234.5	187.5	33.3	New York, NY	Multifamily	L + 3.6	4.0	71
5	Senior Loan	5/23/2018	227.3	204.0	41.4	Boston, MA	Office	L + 2.4	3.4	68
6	Senior Loan	5/31/2019	216.5	193.7	35.9	Various	Multifamily	L + 3.5	4.4	74
7	Senior Loan	11/13/2017	194.4	185.1	37.1	Minneapolis, MN	Office	L + 3.8	2.9	63
8	Senior Loan	6/6/2019	186.0	179.5	35.1	Chicago, IL	Multifamily	L + 2.7	4.4	74
9	Senior Loan	8/13/2019	185.0	141.1	45.9	Denver, CO	Multifamily	L + 2.8	4.7	64
10	Senior Loan	11/15/2019	183.3	149.0	32.2	Irvine, CA	Office	L + 2.9	4.9	66
11	Senior Loan	4/11/2019	182.6	152.0	36.6	Philadelphia, PA	Office	L + 2.6	4.4	65
12	Senior Loan	12/20/2019	175.5	44.7	9.6	Washington, D.C.	Office	L + 3.4	5.0	58
13	Senior Loan	9/13/2018	172.0	168.0	29.4	Seattle, WA	Office	L + 3.8	3.8	62
14	Senior Loan	7/15/2019	170.0	125.1	22.4	Chicago, IL	Office	L + 3.3	4.6	59
15	Senior Loan	6/19/2018	165.0	154.6	37.7	Philadelphia, PA	Office	L + 2.5	3.5	71
16	Senior Loan	12/5/2018	163.0	148.0	22.8	New York, NY	Multifamily	L + 2.6	3.9	67
17	Senior Loan	10/26/2015	155.0	125.0	49.7	Portland, OR	Retail	L + 5.5	0.8	61
18	Senior Loan	10/23/2017	150.0	150.0	35.6	North Bergen, NJ	Multifamily	L + 3.2	2.8	57
19	Senior Loan	11/9/2018	150.0	140.0	27.1	Fort Lauderdale, FL	Hospitality	L + 2.9	3.9	62
20	Senior Loan	8/4/2017	148.4	148.4	48.0	New York, NY	Condo (Residential)	L + 4.7	1.8	55
21	Senior Loan	12/19/2019	147.0	102.2	24.9	Various	Retail	L + 2.6	5.6	55
22	Senior Loan	3/29/2019	138.0	137.0	24.2	Boston, MA	Multifamily	L + 2.7	4.3	63
23	Senior Loan	11/7/2018	135.0	131.5	28.4	West Palm Beach, FL	Multifamily	L + 2.9	3.9	73
24	Senior Loan	11/20/2018	103.5	102.5	42.1	San Diego, CA	Multifamily	L + 3.4	3.9	74
25	Senior Loan	10/15/2019	93.4	69.2	16.6	State College, PA	Student Housing	L + 2.7	4.9	64
26	Senior Loan	9/7/2018	92.3	92.3	16.6	Seattle, WA	Multifamily	L + 2.6	3.7	76
27	Senior Loan	12/11/2019	91.0	90.0	50.4	Los Angeles, CA	Multifamily	L + 2.8	3.0	72
28	Senior Loan	3/29/2018	86.0	86.0	14.3	New York, NY	Multifamily	L + 2.6	3.3	48
29	Senior Loan	3/20/2018	80.7	80.7	14.6	Seattle, WA	Office	L + 3.6	3.3	61
30	Senior Loan	3/28/2018	80.0	72.0	13.1	Orlando, FL	Multifamily	L + 2.8	3.3	70
31	Senior Loan	10/30/2018	77.0	77.0	12.8	Philadelphia, PA	Multifamily	L + 2.7	3.9	73
32	Senior Loan	1/18/2019	76.0	76.0	15.5	Brooklyn, NY	Hospitality	L + 2.9	4.1	69
33	Senior Loan	7/21/2017	75.1	66.3	12.2	Queens, NY	Industrial	L + 3.0	2.6	64
34	Senior Loan	7/24/2018	74.5	72.1	15.5	Atlanta, GA	Industrial	L + 2.7	3.6	74
35	Senior Loan	12/23/2019	73.9	71.9	11.2	Herndon, VA	Multifamily	L + 2.5	5.0	72
36	Senior Loan	9/12/2019	67.5	67.5	12.2	Austin, TX	Multifamily	L + 2.5	4.8	75
37	Senior Loan	8/9/2019	61.5	61.5	11.1	Atlanta, GA	Multifamily	L + 3.0	4.6	74
38	Senior Loan	10/9/2018	45.0	42.0	7.9	Queens, NY	Multifamily	L + 2.8	3.9	70
	Total/Weighted Average Senior Loans Unlevered		$5,655.4	$5,033.8	$1,151.8			L + 3.0%	4.1	66%
	Mezzanine Loans
1	Mezzanine	6/8/2015	5.5	5.5	5.5	Various	Retail	11.0	5.5	77
	Total/Weighted Average Mezzanine Loans Unlevered		$5.5	$5.5	$5.5			11.0%	5.5	77%
	CMBS B-Pieces
1	RECOP I(G)	2/13/2017	40.0	35.7	35.7	Various	Various	4.7	9.5	58
	Total/Weighted Average CMBS B-Pieces Unlevered		$40.0	$35.7	$35.7			4.7%	9.5	58%

*	Numbers presented may not foot due to rounding.

(A)	Our total portfolio represents the current principal amount on senior and mezzanine loans and net equity in RECOP I, which holds CMBS B-Piece investments.

(B)	Net equity reflects (i) the amortized cost basis of our loans, net of borrowings; and (ii) the cost basis of our investment in RECOP I.

(C)	Weighted average is weighted by current principal amount for our senior and mezzanine loans and by net equity for our RECOP I CMBS B-Pieces.

(D)	L = the greater of one-month USD LIBOR; spot rate of 1.76%, and the applicable contractual LIBOR floor, included in portfolio-wide averages represented as fixed rates.

(E)	Max remaining term (years) assumes all extension options are exercised, if applicable.

(F)
For senior loans, LTV is based on the initial loan amount divided by the as-is appraised value as of the date the loan was originated or by the current principal amount as of the date of the most recent as-is appraised value; for Senior Loan 4, LTV is based on the initial loan amount divided by the appraised bulk sale value assuming a condo-conversion and no renovation; for Senior Loan 20, LTV is based on the current principal amount divided by the adjusted appraised gross sellout value net of sales cost; for mezzanine loans, LTV is based on the current balance of the whole loan dividend by the as-is appraised value as of the date the loan was originated; for RECOP I CMBS B-Pieces, LTV is based on the weighted average LTV of the underlying loan pool at issuance.

(G)
Represents our investment in an aggregator vehicle alongside RECOP I that invests in CMBS B-Pieces. Committed principal represents our total commitment to the aggregator vehicle whereas current principal represents the current funded amount.

(H)
Senior loans include senior mortgages and similar credit quality investments, including junior participations in our originated senior loans for which we have syndicated the senior participations and retained the junior participations for our portfolio and excludes pari passu loan syndications and vertical loan participations.

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

(dollars in thousands)	December 31, 2019
Risk Rating	Number of Loans	Net Book Value	Total Loan Exposure(B)	Total Loan Exposure %
1	1	$85,730	$86,000	1.7%
2	5	450,827	451,858	9.0
3	33	4,394,485	4,501,440	89.3
4	—	—	—	—
5	—	—	—	—
	39	$4,931,042	$5,039,298	100.0%

(dollars in thousands)	September 30, 2019
Risk Rating	Number of Loans	Net Book Value(A)	Total Loan Exposure(A)(B)	Total Loan Exposure %
1	1	$85,677	$86,000	1.7%
2	6	562,404	564,890	10.9
3	31	4,363,957	4,534,078	87.4
4	—	—	—	—
5	—	—	—	—
	38	$5,012,038	$5,184,968	100.0%

(A)	Excludes $65.0 million pari passu loan syndication as of September 30, 2019.

(B)
In certain instances, we finance our loans through the non-recourse sale of a senior interest that is not included in our consolidated financial statements. Total loan exposure includes the entire loan we originated and financed, including $143.6 million and $143.6 million of such non-consolidated interests as of December 31, 2019 and September 30, 2019, respectively.

As of December 31, 2019, the average risk rating of KREF's portfolio was 2.9 (Average Risk), weighted by total loan exposure, with 100% of commercial mortgage loans held-for-investment, rated 3 (Average Risk) or better by our Manager as compared to 2.9 (Average Risk) as of December 31, 2018. As of December 31, 2019, September 30, 2019 and December 31, 2018, no investments were rated 4 (High Risk/Potential for Loss) or 5 (Impaired/Loss Likely).

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

During the three months ended September 30, 2019, the Company sold its remaining directly held CMBS investments. Consequently, we deconsolidated the respective CMBS trust.

Portfolio Financing

Our portfolio financing arrangements include master repurchase agreements, term lending agreement, asset specific financing, term loan financing, collateralized loan obligations, loan participations sold and non-consolidated senior interests.

The Company continues to expand and diversify its financing sources, especially those sources that provide non-mark-to-market financing, reducing our exposure to market volatility. Our non-mark-to-market financing as of December 31, 2019 represented 72% of our portfolio financing based on outstanding principal balance, primarily as a result of our term lending agreement, asset based financing, term loan facility and collateralized loan obligations.

The following table summarizes our portfolio financing (dollars in thousands):

	Portfolio Financing Outstanding Principal Balance(A)
	December 31, 2019	December 31, 2018
Master repurchase agreements	$1,088,217	$1,157,261
Term loan financing	798,180	748,414
Term lending agreement	870,051	—
Collateralized loan obligations	810,000	810,000
Asset specific financing	142,268	60,000
Non-consolidated senior interests	143,600	67,155
Total portfolio financing	$3,852,316	$2,928,710

(A)
Excludes $65.0 million and $85.9 million of loan participations sold as of December 31, 2019 and 2018, respectively. Such participations did not qualify for "sale accounting" under GAAP and therefore were consolidated in our Consolidated Balance Sheets as of December 31, 2019 and 2018, respectively.

Financing Agreements

The following table details our financing agreements (dollars in thousands):

	December 31, 2019
	Maximum	Collateral	Borrowings
	Facility Size(A)	Assets(B)	Potential(C)	Outstanding	Available
Master Repurchase Agreements
Wells Fargo	$1,000,000	$649,603	$468,452	$468,452	$—
Morgan Stanley	600,000	533,003	399,752	394,499	5,253
Goldman Sachs	400,000	316,426	226,188	225,266	922
Term Loan Facility	1,000,000	1,003,995	839,544	798,180	41,364
Term Lending Agreement
KREF Lending V	900,000	1,079,625	885,973	870,051	15,922
Asset Specific Financing
BMO Facility	300,000	208,574	144,859	142,267	2,592
Revolver	250,000	—	250,000	—	250,000
	$4,450,000	$3,791,226	$3,214,768	$2,898,715	$316,053

(A)	Maximum facility size represents the largest amount of borrowings available under a given facility once sufficient collateral assets have been approved by the lender and pledged by us.

(B)	Represents the principal balance of the collateral assets.

(C)
Potential borrowings represents the total amount we could draw under each facility based on collateral already approved and pledged. When undrawn, these amounts are available to us under the terms of each credit facility.

Master Repurchase Agreements

We utilize master repurchase facilities to finance the origination of senior loans. After a mortgage asset is identified by us, the lender agrees to advance a certain percentage of the face value of the mortgage to us in exchange for a secured interest in the mortgage.

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

Each of our existing master repurchase facilities includes "credit mark-to-market" features. "Credit mark-to-market" provisions in repurchase facilities are designed to keep the lenders' credit exposure generally constant as a percentage of the underlying collateral value of the assets pledged as security to them. If the credit underlying collateral value decreases, the gross amount of leverage available to us will be reduced as our assets are marked-to-market, which would reduce our liquidity. The lender under the applicable repurchase facility sets the valuation and any revaluation of the collateral assets in its sole, good faith discretion. As a contractual matter, the lender has the right to reset the value of the assets at any time based on then-current market conditions, but the market convention is to reassess valuations on a monthly, quarterly and annual basis using the financial information delivered pursuant to the facility documentation regarding the real property, borrower and guarantor under such underlying loans. Generally, if the lender determines (subject to certain conditions) that the market value of the collateral in a repurchase transaction has decreased by more than a defined minimum amount, the lender may require us to provide additional collateral or lead to margin calls that may require us to repay all or a portion of the funds advanced. We closely monitor our liquidity and intend to maintain sufficient liquidity on our balance sheet in order to meet any margin calls in the event of any significant decreases in asset values. As of December 31, 2019 and 2018, the weighted average haircut under our repurchase agreements was 27.4% and 25.8%, respectively (or 25.7% and 23.4%, respectively, if we had borrowed the maximum amount approved by its repurchase agreement counterparties as of such dates). In addition, our existing master repurchase facilities are not entirely term-matched financings and may mature before our CRE debt investments that represent underlying collateral to those financings. As we negotiate renewals and extensions of these liabilities, we may experience lower advance rates and higher pricing under the renewed or extended agreements.

Term Loan Financing

In connection with our efforts to diversify our financing sources, further expand our non-mark-to-market borrowing base and reduce our exposure to market volatility, we entered into a term loan financing agreement in April 2018 with third party lenders for an initial borrowing capacity of $200.0 million that was increased to $1,000.0 million in October 2018 (“Term Loan Facility”). The facility provides us with asset-based financing on a non-mark-to-market basis with matched term up to five years and is non-recourse to the Company. Borrowings under the facility are collateralized by senior loans, held-for-investment, and bear interest equal to one-month LIBOR plus a margin. As of December 31, 2019, the weighted average margin and interest rate on the facility were 1.5% and 3.2%, respectively.
The following table summarizes our borrowings under the Term Loan Facility (dollars in thousands):

	December 31, 2019
Term Loan Facility	Count	Outstanding Face Amount	Carrying Value	Wtd. Avg. Yield/Cost(A)	Guarantee(B)	Wtd. Avg. Term(C)
Collateral assets	12	$1,003,995	$997,081	L + 3.0%	n.a.	November 2023
Financing provided	n.a.	798,180	793,872	L + 1.9%	n.a.	November 2023

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

Term Lending Agreement

In June 2019, we entered into a Master Repurchase and Securities Contract Agreement (the "Term Lending Agreement") with Morgan Stanley Mortgage Capital Holdings LLC ("Administrative Agent"), as administrative agent on behalf of Morgan Stanley Bank, N.A. ("Initial Buyer"), which provides for current and future financings of up to $900.0 million on a non-mark-to-market basis. The Initial Buyer subsequently syndicated a portion of the facility to multiple financial institutions. As of December 31, 2019, the Initial Buyer held 48.9% of the total commitment under the facility. Borrowings under the Term Lending Agreement are collateralized by certain loans, held for investment, and bear interest equal to one-month LIBOR, plus a 1.9% margin. Total outstanding borrowings under the Term Lending Agreement as of December 31, 2019 totaled $870.1 million. The Term Lending Agreement has an initial maturity of June 2021, subject to five one-year extension options, which may be exercised by us upon the satisfaction of certain customary conditions and thresholds.

Asset Specific Financing

In August 2018, we entered into a $200.0 million loan financing facility with BMO Harris Bank (the "BMO Facility”). In May 2019, KREF increased the borrowing capacity to $300.0 million. The facility provides asset-based financing on a non-mark-to-market basis with matched-term up to five years with partial recourse to the Company. As of December 31, 2019, there was $142.3 million outstanding on this facility.

Revolving Credit Agreement

In December 2018, the Company entered into a $100.0 million corporate revolving credit facility (“Revolver”) administered by Morgan Stanley Senior Funding, Inc. The borrowing capacity was further increased in 2019 to $250.0 million. We may use our Revolver as a source of financing, which is designed to provide short-term liquidity to purchase loans or other eligible assets, pay operating expenses and borrow amounts for general corporate purposes. Borrowings under the Revolver bear interest at a per annum rate equal to the sum of (i) a floating rate index and (ii) a fixed margin. There was no balance outstanding on our Revolver as of December 31, 2019.

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

The following table outlines KREF 2018-FL1 collateral assets and respective borrowing (dollars in thousands):

	December 31, 2019
Collateralized Loan Obligation	Count	Face Amount	Carrying Value	Wtd. Avg. Yield/Cost(B)	Wtd. Avg. Term(C)
Collateral assets(A)	22	$1,000,000	$1,000,000	L + 2.8%	November 2023
Financing provided	1	810,000	803,376	L + 1.8%	June 2036

(A)
Collateral assets represent 20.2% of the face amount of the Company's senior loans as of December 31, 2019. As of December 31, 2019, 100% of the Company's loans financed through the CLO are floating rate loans.

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

The following table details our loan participations sold (dollars in thousands):

	December 31, 2019
Loan Participations Sold	Count	Principal Balance	Carrying Value	Yield/Cost(A)	Guarantee	Term
Total loan	1	$328,500	$326,881	L + 2.5%	n.a.	July 2024
Vertical loan participation(B)	1	65,000	64,966	L + 2.5%	n.a.	July 2024

(A)	Our floating rate loans and related liabilities were indexed to one-month LIBOR. Our net interest rate exposure is in direct proportion to our net assets.

(B)
During the years ended December 31, 2019 and 2018, KREF recorded $2.8 million and $3.3 million of interest income and $2.8 million and $3.3 million of interest expense, respectively, related to the total loan participations sold.

Non-Consolidated Senior Interests

In certain instances, we finance our loans through the non-recourse sale of a senior loan interest that is not included in our consolidated financial statements. These non-consolidated senior interests provide structural leverage for our net investments on a non-mark-to-market, matched-term basis, which are reflected in the form of mezzanine loans or other subordinate interests on our balance sheets and in our statements of income.

The following table details the subordinate interests retained on our balance sheet and the related non-consolidated senior interests (dollars in thousands):

	December 31, 2019
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

Borrowing Activities

The following tables provide additional information regarding our borrowings (dollars in thousands):

		Year Ended December 31, 2019
	Outstanding Face Amount at December 31, 2019	Average Daily Amount Outstanding(A)	Maximum Amount Outstanding	Weighted Average Daily Interest Rate
Wells Fargo	$468,452	$430,893	$512,298	4.1%
Morgan Stanley	394,499	358,525	615,161	4.2
Goldman Sachs	225,266	262,958	342,368	4.3
Term Loan Facility	798,180	819,650	958,666	3.8
KREF Lending V	870,051	853,663	888,346	4.0
BMO Facility	142,268	128,532	142,267	4.0
Revolver	—	81,093	250,000	4.2
Total/Weighted Average	$2,898,716			4.0%

(A)     Represents the average for the period the facility was outstanding.

	Average Daily Amount Outstanding(A)
	Three Months Ended
	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
Wells Fargo	$416,481	$425,134	$391,527	$491,314
Morgan Stanley	364,194	401,613	395,960	270,835
Goldman Sachs	263,905	210,010	273,668	305,286
Term Loan Facility	772,236	933,375	849,273	721,915
KREF Lending V	871,785	841,628	713,669	—
BMO Facility	142,267	142,267	128,320	100,667
Revolver	138,696	93,804	69,341	27,123

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

As of December 31, 2019, we were in compliance with the covenants of our financing facilities.

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

Results of Operations

The following table summarizes the changes in our results of operations for the years ended December 31, 2019, 2018 and 2017 (dollars in thousands, except per share data):

	For the Year Ended December 31,		Increase (Decrease)		For the Year Ended December 31,		Increase (Decrease)
	2019	2018	Dollars	Percentage	2018	2017	Dollars	Percentage
Net Interest Income
Interest income	$274,335	$183,575	$90,760	49.4%	$183,575	$83,145	$100,430	120.8%
Interest expense	158,860	85,017	73,843	86.9	85,017	21,224	63,793	300.6
Total net interest income	115,475	98,558	16,917	17.2	98,558	61,921	36,637	59.2
Other Income
(Loss) gain on sale of investments	(2,688)	13,000	(15,688)	(120.7)	13,000	—	13,000	100.0
Change in net assets related to CMBS consolidated variable interest entities	1,665	2,588	(923)	(35.7)	2,588	15,845	(13,257)	(83.7)
Income from equity method investments	4,568	3,065	1,503	49.0	3,065	875	2,190	250.3
Other income	2,453	1,440	1,013	70.3	1,440	968	472	48.8
Total other income (loss)	5,998	20,093	(14,095)	(70.1)	20,093	17,688	2,405	13.6

Operating Expenses
General and administrative	10,522	7,812	2,710	34.7	7,812	4,936	2,876	58.3
Management fees to affiliate	17,135	16,346	789	4.8	16,346	13,492	2,854	21.2
Incentive compensation to affiliate	3,272	4,756	(1,484)	(31.2)	4,756	—	4,756	100.0
Total operating expenses	30,929	28,914	2,015	7.0	28,914	18,428	10,486	56.9
Income (Loss) Before Income Taxes, Noncontrolling Interests and Preferred Dividends	90,544	89,737	807	0.9	89,737	61,181	28,556	46.7
Income tax expense (benefit)	579	(70)	649	927.1	(70)	1,102	(1,172)	(106.4)
Net Income (Loss)	89,965	89,807	158	0.2	89,807	60,079	29,728	49.5
Redeemable Noncontrolling Interests in Income (Loss) of Consolidated Joint Venture	—	63	(63)	(100.0)	63	216	(153)	(70.8)
Noncontrolling Interests in Income (Loss) of Consolidated Joint Venture	—	—	—	—	—	801	(801)	(100.0)
Net Income (Loss) Attributable to KKR Real Estate Finance Trust Inc. and Subsidiaries	89,965	89,744	221	0.2	89,744	59,062	30,682	51.9
Preferred Stock Dividends and Redemption Value Adjustment	(527)	2,451	(2,978)	(121.5)	2,451	244	2,207	904.5
Net Income (Loss) Attributable to Common Stockholders	$90,492	$87,293	$3,199	3.7%	$87,293	$58,818	28,475	48.4%

Net Income (Loss) Per Share of Common Stock
Basic	$1.58	$1.58	$—	—%	$1.58	$1.30	$0.28	21.5%
Diluted	$1.57	$1.58	$(0.01)	(0.6)%	$1.58	$1.30	$0.28	21.5%
Dividends Declared per Share of Common Stock	$1.72	$1.69	$0.03	1.8%	$1.69	$1.62	$0.07	4.3%

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018

Net Interest Income

Net interest income increased by $16.9 million during the year ended December 31, 2019, compared to the year ended December 31, 2018. This increase was primarily due to the increase in our interest income as the weighted-average principal balance of our loan portfolio increased by $1.6 billion for the year ended December 31, 2019, compared to the year ended December 31, 2018, as a result of continuing capital deployment. The increase in interest income was partially offset by an increase in interest expense incurred from additional borrowings on our financing facilities to fund loan originations and higher leverage. The weighted-principal balance of our borrowings increased by $1.7 billion for the year ended December 31, 2019, compared to the year ended December 31, 2018.

In addition, we recognized $20.2 million of deferred loan fees and origination discounts accreted into interest income during the year ended December 31, 2019, as compared to $10.5 million during the year ended December 31, 2018. We also recorded $16.3 million of deferred financing costs amortization during the year ended December 31, 2019, as compared to $8.5 million during the year ended December 31, 2018. During the year ended December 31, 2019, we recognized non-recurring prepayment fee income and net accelerated fee income of $0.9 million and $4.7 million, respectively. During the year ended December 31, 2018, we recognized non-recurring prepayment fee income of $3.0 million.

Other Income

Total other income decreased by $14.1 million during the year ended December 31, 2019, as compared to the year ended December 31, 2018. This decrease was primarily due to a $13.0 million gain from the sale of CMBS B-Pieces in April 2018, partially offset by a $2.6 million unrealized loss recorded during the year ended December 31, 2018, compared to a $2.7 million loss from the sale of our remaining CMBS B-Piece investments recorded during the year ended December 31, 2019. Additionally, net interest income from our CMBS B-Pieces decreased from $5.2 million during the year ended December 31, 2018 to $1.7 million during the year ended December 31, 2019, driven by the sale of CMBS B-Piece investments in April 2018 and subsequently in September 2019. Income from our RECOP I equity method investment also increased by $1.5 million during the year ended December 31, 2019, as compared to the year ended December 31, 2018.

Operating Expenses

Total operating expenses increased by $2.0 million during the year ended December 31, 2019, as compared to the year ended December 31, 2018. This increase was primarily due to (i) higher non-cash stock-based compensation expense of $4.1 million during the year ended December 31, 2019, compared to $2.0 million during the year ended December 31, 2018 and (ii) higher management fees resulting from an overall higher equity base for the full year ended December 31, 2019, compared to the year ended December 31, 2018. This increase was partially offset by a $1.5 million decrease in Manager incentive compensation for the year ended December 31, 2019, as compared to the year ended December 31, 2018.

The following table provides additional information regarding total operating expenses (dollars in thousands):

	Three Months Ended
	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
Professional services	$546	$839	$711	$765
Operating and other costs	824	899	953	894
Stock-based compensation	991	1,043	1,040	1,017
Total general and administrative expenses	2,361	2,781	2,704	2,676
Management fees to affiliate	4,287	4,288	4,280	4,280
Incentive compensation to affiliate	953	1,145	—	1,174
Total operating expenses	$7,601	$8,214	$6,984	$8,130

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

Other Income

Total other income increased $2.4 million during the year ended December 31, 2018, compared to the year ended December 31, 2017, primarily attributable to a $2.1 million increase in income from equity method investment as we continued to fund the existing commitment to RECOP I during 2018. Additionally, income on directly-held CMBS B- Pieces decreased by $13.3 million, partially offset by a $13.0 million realized gain from the sale of CMBS B-Pieces in May 2018.

Operating Expenses

Total operating expenses increased $10.5 million during the year ended December 31, 2018, compared to the year ended December 31, 2017. This increase is primarily due to $4.8 million of incentive compensation recorded during year ended December 31, 2018, while the Company did not generate incentive fees during the year ended December 31, 2017. Additionally, the increase in total operating expenses is attributed to (i) increased management fees of $2.9 million during the year ended December 31, 2018, compared to the year ended December 31, 2017, primarily resulting from an increase in our equity from public offerings of 5.5 million of our common shares in 2018 (ii) increase in our stock-based compensation of $1.9 million during the year ended December 31, 2018, compared to the year ended December 31, 2017, and (iii) an additional $0.9 million of general and administrative expenses during the year ended December 31, 2018, primarily consisting of legal, audit, insurance, information technology, and other increased costs as we continue to scale our portfolio operations.

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

Our primary sources of liquidity and capital sources have been derived from net proceeds from equity issuances, net advances from our secured financing agreements, inclusive of our revolver, net proceeds from collateralized loan obligations, net proceeds from issuance of convertible notes and cash flows from operations. We may seek additional sources of liquidity from syndicated financing, other borrowings (including borrowings not related to a specific investment) and future offerings of equity and debt securities. In addition, we may apply our existing cash and cash equivalents and cash flows from operations to any liquidity needs. As of December 31, 2019, our cash and cash equivalents were $67.6 million.

In the fourth quarter of 2019, we implemented a new cash management strategy to minimize cash drag on earnings as our loans payoff, while enhancing our liquidity and execution readiness on new loan originations. In connection with such strategy, we acquired $94.0 million of investment grade available-for-sale CMBS securities (“CRE AFS Securities”) in October 2019, which were subsequently sold as of December 31, 2019 for an immaterial gain as we funded our fourth quarter loan originations.

To facilitate future offerings of equity, debt and other securities, we have in place an effective shelf registration statement (the “Shelf”) with the SEC. The amount of securities that may be issued pursuant to this Shelf is not to exceed $750.0 million. The securities covered by this Shelf include: (i) common stock, (ii) preferred stock, (iii) depository shares, (iv) debt securities, (v) warrants, (vi) subscription rights, (vii) and purchase contracts, and (viii) units. The specifics of any future offerings, along with the use of proceeds of any securities offered, will be described in detail in a prospectus supplement, or other offering material, at the time of any offering. In February 2019, we entered into an equity distribution agreement with certain sales agents, pursuant to which we may sell, from time to time, up to an aggregate sales price of $100.0 million of our common stock, pursuant to a continuous offering program (the “ATM”), under the shelf. Sales of our common stock made pursuant to the ATM may be made in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act. We did not sell any shares of our common stock under the ATM during the year ended December 31, 2019.

See Notes 4, 5, 6 and 9 to our consolidated financial statements for additional details regarding our secured financing agreements, collateralized loan obligations, convertible notes and stock activity.

Debt-to-Equity Ratio and Total Leverage Ratio

The following table presents our debt-to-equity ratio and total leverage ratio:

	December 31, 2019	December 31, 2018
Debt-to-equity ratio(A)	1.9x	1.1x
Total leverage ratio(B)	3.5x	2.6x

(A)	Represents (i) total outstanding debt agreements (excluding non-recourse term loan facility) and convertible notes, less cash to (ii) total permanent equity, in each case, at period end.

(B)
Represents (i) total outstanding debt agreements, convertible notes, loan participations sold (excluding pari passu and vertical loan syndications), non-consolidated senior interests and collateralized loan obligation, less cash to (ii) total stockholders’ equity, in each case, at period end.

Sources of Liquidity

Our primary sources of liquidity include cash and cash equivalents and available borrowings under our secured financing agreements, inclusive of our Revolver. Amounts available under these sources as of the date presented are summarized in the following table (dollars in thousands):

	December 31, 2019	December 31, 2018
Cash and cash equivalents	$67,619	$86,531
Available borrowings under master repurchase agreements	6,174	58,751
Available borrowings under term loan financing facility	41,364	33,637
Available borrowings under term lending agreement	15,922	—
Available borrowings under asset specific financing	2,592	5,423
Available borrowings under revolving credit agreements	250,000	100,000
	$383,671	$284,342

In addition to our primary sources of liquidity, we have access to further liquidity through our ATM program and public offerings of debt and equity securities. Our existing loan portfolio also provides us with liquidity as loans are repaid or sold, in whole or in part, and the proceeds from repayment become available for us to invest.

Cash Flows

The following table sets forth changes in cash and cash equivalents for the years ended December 31, 2019, 2018 and 2017 (dollars in thousands):

	For the Year Ended December 31,
	2019	2018	2017
Cash Flows From Operating Activities	$91,713	$76,830	$53,801
Cash Flows From Investing Activities	(926,314)	(1,997,213)	(1,083,677)
Cash Flows From Financing Activities	815,689	1,903,394	1,037,050
Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	$(18,912)	$(16,989)	$7,174

Cash Flows from Operating Activities

Our cash flows from operating activities were primarily driven by our net interest income, which is driven by the income generated by our investments less financing costs. The following table sets forth interest received by, and paid for, our investments for the years ended December 31, 2019, 2018 and 2017 (dollars in thousands):

	For the Year Ended December 31,
	2019	2018	2017
Interest Received:
Senior and mezzanine loans	$251,062	$157,626	$69,835
CMBS B-Pieces	1,715	6,004	12,660
Preferred equity interest	—	—	1,986
	252,777	163,630	84,481
Interest Paid:
Borrowings secured by senior loans	146,156	66,775	17,322
Net interest collections	$106,621	$96,855	$67,159

Our net interest collections were partially offset by cash used to pay management and incentive fees, as follows (dollars in thousands):

	For the Year Ended December 31,
	2019	2018	2017
Management Fees to affiliate	$17,185	$15,773	$11,317
Incentive Fees to affiliate	3,272	4,756	—
Net decrease in cash and cash equivalents	$20,457	$20,529	$11,317

Cash Flows from Investing Activities

Our cash flows from investing activities were primarily driven by cash outflows to fund new loan originations and our commitments under existing loan investments, partially offset by cash inflows from the sale/syndication and principal repayments on our loan investments. During the year ended December 31, 2019, we funded $2,864.8 million of CRE loans and received $1,934.9 million from the sale/syndication and repayments of CRE loans. Additionally, we made an investment in CMBS, held through an equity method investment RECOP I, of $6.2 million in 2019.

During the third quarter of 2019, we sold our remaining direct CMBS investments for net proceeds of $9.8 million. In the fourth quarter of 2019, we made an investment in CRE AFS Securities of $94.0 million, which were subsequently sold as of December 31, 2019 for an immaterial gain.

During the year ended December 31, 2018, we funded $2,540.7 million of senior and mezzanine loans and received $446.3 million of principal repayments on certain loans. We also made a net investment in CMBS, held through an equity method investment, of $15.6 million. During April 2018, we sold four of our five CMBS trusts for net proceeds of $112.7 million.

Cash Flows from Financing Activities

Our cash flows from financing activities were primarily driven by proceeds from borrowings under our financing arrangements of $3,217.9 million during the year ended December 31, 2019, which were partially offset by principal repayments of $2,284.8 million on borrowings under our financing agreements and the payment of $99.5 million in dividends.

During the year ended December 31, 2018, our cash flows from financing activities were primarily driven by proceeds from borrowings under our repurchase agreements and other financing agreements of $2,311.1 million and $810.0 million from the issuance of our collateralized loan obligation. Additionally, we completed a $143.8 million convertible debt offering and two common stock offering which resulted in net proceeds of $139.4 million and $108.2 million, respectively, during the year ended December 31, 2018. These inflows were partially offset by principal repayments of $1,314.8 million on borrowings under secured financing agreements and payments of $89.2 million in dividends during the year ended December 31, 2018.

Contractual Obligations and Commitments

The following table presents our contractual obligations and commitments (including interest payments) as of December 31, 2019 (dollars in thousands):

	Total	Less than 1 year	1 to 3 years	3 to 5 years	Thereafter
Recourse Obligations:
Master Repurchase Facilities(A)
Wells Fargo	$497,977	$15,481	$482,496	$—	$—
Morgan Stanley	421,590	14,044	407,546	—	—
Goldman Sachs	232,241	232,241	—	—	—
Term Lending Agreement(A)
KREF Lending V	917,728	32,195	885,533	—	—
Asset Specific Financing
BMO Facility	152,626	64,930	87,696	—	—
Total secured financing agreements	2,222,162	358,891	1,863,271	—	—
Convertible Notes	173,856	8,951	17,829	147,076	—
Future funding obligations(B)	616,372	263,156	286,234	66,247	735
RECOP I commitment(C)	4,324	4,324	—	—	—
Revolver(D)	—	—	—	—	—
Total recourse obligations	3,016,714	635,322	2,167,334	213,323	735
Non-Recourse Obligations:
Collateralized Loan Obligations	937,359	25,514	50,818	861,027	—
Term Loan Financing	903,220	108,670	627,499	167,051	—
Total	$4,857,293	$769,506	$2,845,651	$1,241,401	$735

(A)
The allocation of repurchase facilities and Term Lending Agreement is based on the current maturity date of each individual borrowing under these facilities. The amounts include the related future interest payment obligations, which are estimated by assuming the amounts outstanding under these facilities and the interest rates in effect as of December 31, 2019 will remain constant into the future. This is only an estimate, as actual amounts borrowed and rates may vary over time. Amounts borrowed are subject to a maximum 25.0% recourse limit.

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

Subsequent Events

Our subsequent events are detailed in Note 15 to our consolidated financial statements

Off-Balance Sheet Arrangements

As described in Note 8 to our consolidated financial statements, we have off-balance sheet arrangements related to VIEs that we account for using the equity method of accounting and in which we hold an economic interest or have a capital commitment. Our maximum risk of loss associated with our interests in these VIEs is limited to the carrying value of our investment in the entity and any unfunded capital commitments. As of December 31, 2019, we held $37.5 million of interests in such entities, which does not include a remaining commitment of $4.3 million to RECOP I that we are required to fund if called.

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

We consider loans to be past due when a monthly payment is due and unpaid for 60 days or more. Loans are placed on nonaccrual status and considered non-performing when full payment of principal and interest is in doubt, which generally occurs when principal or interest is 120 days or more past due unless the loan is both well secured and in the process of collection. We may return a loan to accrual status when repayment of principal and interest is reasonably assured under the terms of the restructured loan. We did not hold any loans that we placed on nonaccrual status or otherwise considered past due during the years ended December 31, 2019, 2018 or 2017.

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

As of December 31, 2019 and 2018, we did not have any material deferred tax assets or liabilities arising from future tax consequences attributable to differences between the carrying amounts of existing assets and liabilities in accordance with GAAP and their respective tax bases. In addition, we recognize tax benefits for uncertain tax positions only if it is more likely than not that the position is sustainable based on its technical merits. Interest and penalties on uncertain tax positions are included as a component of the provision for income taxes in our consolidated statements of income. As of December 31, 2019 and 2018, we did not have any material uncertain tax positions.

Recent Accounting Pronouncements

Credit Losses

In June 2016, the Financial Accounting Standards Board ("FASB") issued ASU No. 2016-13, Financial Instruments—Credit Losses. The standard and subsequent amendments, known as the Current Expected Credit Loss ("CECL") model, amends the existing credit loss model to reflect a reporting entity's current estimate of all expected credit losses, not only based on historical experience and current conditions, but also by including reasonable and supportable forecasts incorporating forward-looking information. The guidance also requires a cumulative-effect adjustment to retained earnings as of the beginning of the reporting period of adoption. In addition, for available-for-sale debt securities, the new guidance replaces the other-than-temporary impairment model, and requires the recognition of an allowance for reductions in a security's fair value attributable to declines in credit quality, instead of a direct write-down of the security, when a valuation decline is determined to be other-than-temporary.

We adopted the guidance in the first quarter of 2020. The implementation process included the utilization of loan loss forecasting models, updates to our reserve policy documentation, changes to internal reporting processes and related internal controls, and overall operational readiness for our adoption of the new standard. We have implemented loan loss forecasting models for estimating expected life-time credit losses, at the individual loan level, for our commercial mortgage loan portfolio. The CECL forecasting methods used by us include (i) a probability of default and loss given default method using underlying third-party CMBS/CRE loan database with historical loan losses from 1998 to 2019, and (ii) probability weighted expected cash flow method, depending on the type of loan and the availability of relevant historical market loan loss data. We might use other acceptable alternative approaches in the future depending on, among other factors, the type of loan, underlying collateral, and availability of relevant historical market loan loss data. Significant inputs to our forecasting methods include (i) key loan-specific inputs such as loan-to-value ("LTV"), vintage year, loan-term, underlying property type, occupancy, geographic location, performance against the underwritten business plan, and our internal loan risk rating, and (ii) a macro-economic environment forecast.

Based on our loan portfolio at December 31, 2019, the current economic environment and the Manager’s expectations for future economic conditions, upon the adoption of CECL, we expect to record a cumulative-effect adjustment to our accumulated deficit as of January 1, 2020 of approximately $16.1 million, or $0.28 per common share, of which $2.2 million, or $0.04 per common share, is attributable to unfunded loan commitments.

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

We did not have credit yields exposure as of December 31, 2019 due to the sale of the remaining directly held CMBS investments during the three months ended September 30, 2019.

Interest Rate Risk

Generally, the composition of our investments is such that rising interest rates will increase our net income, while declining interest rates will decrease our net income. Our net interest income currently benefits from in-the-money LIBOR floors in our loan portfolio, which benefit is expected to initially decrease as LIBOR increases. There can be no assurance that we will continue to utilize LIBOR floors. As of December 31, 2019, one-month USD LIBOR was 1.76%, as compared to 2.02% as of September 30, 2019. There can be no assurance of how our net income may be affected in future quarters, which will depend on, among other things, the interest rate environment and our then-current portfolio. As of December 31, 2019, 99.2% of our investments by total assets earned a floating rate of interest indexed to one-month USD LIBOR. The remaining 0.8% of our investments earned a fixed rate of interest. If interest rates were to decline, the value of these fixed-rate investments may increase and if interest rates were to increase, the value of these fixed-rate investments may fall; however, the interest income generated by these fixed-rate investments would not be affected by market interest rates. The interest rates we pay under our current financing facilities are floating rate. Accordingly, our interest expense will generally increase as interest rates increase and decrease as interest rates decrease.

As noted above, our interest income generally decreases as LIBOR decreases; in certain circumstances, however, LIBOR floors relating to our loan portfolio may offset some of the impact from declining rates. As of December 31, 2019, approximately half of our loan portfolio is subject to a LIBOR floor of 2.0% or higher. Due to these LIBOR floors, a 50 basis point decrease in LIBOR would increase our expected cash flows by approximately $11.4 million for the twelve months following December 31, 2019, as LIBOR falls below these LIBOR floors, as compared to a decrease in expected cash flows of approximately $5.5 million for the same period resulting from a 50 basis point increase in LIBOR.

LIBOR Transition

LIBOR is expected to be discontinued after 2021. As of December 31, 2019, 99.9% of our loans by principal balance earned a floating rate of interest indexed to LIBOR, and 100.0% of our outstanding financing arrangements (excluding convertible notes) bear interest indexed to LIBOR. All of these arrangements provide procedures for determining an alternative base rate in the event that LIBOR is discontinued. Regardless, there can be no assurances as to what alternative base rates may be and whether such base rate will be more or less favorable than LIBOR and any other unforeseen impacts of the potential discontinuation of LIBOR. We intend to monitor the developments with respect to the potential phasing out of LIBOR after 2021 and work with our lenders and borrowers to minimize the impact of any LIBOR transition on our financial condition and results of operations, but can provide no assurances regarding the impact of the discontinuation of LIBOR.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of
KKR Real Estate Finance Trust Inc.
New York, NY
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of KKR Real Estate Finance Trust Inc. and subsidiaries (the "Company") as of December 31, 2019 and 2018, the related consolidated statements of income, changes in equity and cash flows, for each of the three years in the period ended December 31, 2019, and the related notes and schedule IV in Item 8 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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
February 19, 2020

We have served as the Company's auditor since 2016.

KKR Real Estate Finance Trust Inc. and Subsidiaries

Consolidated Balance Sheets
(Amounts in thousands, except share and per share data)

	December 31, 2019	December 31, 2018
Assets
Cash and cash equivalents	$67,619	$86,531
Commercial mortgage loans, held-for-investment, net	4,931,042	4,001,820
Equity method investments	37,469	30,734
Accrued interest receivable	16,305	16,178
Other assets	4,583	3,596
Commercial mortgage loans held in variable interest entities, at fair value	—	1,092,986
Total Assets	$5,057,018	$5,231,845

Liabilities and Equity
Liabilities
Secured financing agreements, net	$2,884,887	$1,951,049
Collateralized loan obligation, net	803,376	800,346
Convertible notes, net	139,075	137,688
Loan participations sold, net	64,966	85,465
Accounts payable, accrued expenses and other liabilities	3,363	4,529
Dividends payable	25,036	25,097
Accrued interest payable	6,686	7,516
Due to affiliates	5,917	4,712
Variable interest entity liabilities, at fair value	—	1,080,255
Total Liabilities	3,933,306	4,096,657

Commitments and Contingencies (Note 11)

Temporary Equity
Redeemable preferred stock	1,694	2,846

Permanent Equity
Preferred stock, 50,000,000 authorized (1 share with par value of $0.01 issued and outstanding as of December 31, 2019 and 2018)	—	—
Common stock, 300,000,000 authorized (57,486,583 and 57,596,217 shares with par value of $0.01 issued and outstanding as of December 31, 2019 and 2018, respectively)	575	576
Additional paid-in capital	1,165,995	1,163,845
Accumulated deficit	(8,594)	(225)
Repurchased stock, 1,862,689 and 1,649,880 shares repurchased as of December 31, 2019 and 2018, respectively	(35,958)	(31,854)
Total KKR Real Estate Finance Trust Inc. stockholders’ equity	1,122,018	1,132,342
Total Permanent Equity	1,122,018	1,132,342
Total Liabilities and Equity	$5,057,018	$5,231,845

See Notes to Consolidated Financial Statements.

KKR Real Estate Finance Trust Inc. and Subsidiaries

Consolidated Statements of Income
(Amounts in thousands, except share and per share data)

	Year Ended December 31,
	2019	2018	2017
Net Interest Income
Interest income	$274,335	$183,575	$83,145
Interest expense	158,860	85,017	21,224
Total net interest income	115,475	98,558	61,921
Other Income
(Loss) gain on sale of investments	(2,688)	13,000	—
Change in net assets related to CMBS consolidated variable interest entities	1,665	2,588	15,845
Income from equity method investments	4,568	3,065	875
Other income	2,453	1,440	968
Total other income (loss)	5,998	20,093	17,688

Operating Expenses
General and administrative	10,522	7,812	4,936
Management fees to affiliate	17,135	16,346	13,492
Incentive compensation to affiliate	3,272	4,756	—
Total operating expenses	30,929	28,914	18,428

Income (Loss) Before Income Taxes, Noncontrolling Interests and Preferred Dividends	90,544	89,737	61,181
Income tax expense (benefit)	579	(70)	1,102
Net Income (Loss)	89,965	89,807	60,079
Redeemable Noncontrolling Interests in Income (Loss) of Consolidated Joint Venture	—	63	216
Noncontrolling Interests in Income (Loss) of Consolidated Joint Venture	—	—	801
Net Income (Loss) Attributable to KKR Real Estate Finance Trust Inc. and Subsidiaries	89,965	89,744	59,062
Preferred Stock Dividends and Redemption Value Adjustment	(527)	2,451	244
Net Income (Loss) Attributable to Common Stockholders	$90,492	$87,293	$58,818

Net Income (Loss) Per Share of Common Stock
Basic	$1.58	$1.58	$1.30
Diluted	$1.57	$1.58	$1.30
Weighted Average Number of Shares of Common Stock Outstanding
Basic	57,426,912	55,136,548	45,320,358
Diluted	57,532,490	55,171,061	45,321,360

Dividends Declared per Share of Common Stock	$1.72	$1.69	$1.62

See Notes to Consolidated Financial Statements.

KKR Real Estate Finance Trust Inc. and Subsidiaries
Consolidated Statements of Changes in Equity
(Amounts in thousands, except share data)

	Permanent Equity										Temporary Equity
	KKR Real Estate Finance Trust Inc.
	Preferred Stock		Common Stock
	Shares	Stated Value	Shares	Par Value	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Repurchased Stock	Total KKR Real Estate Finance Trust Inc. Stockholders' Equity	Noncontrolling Interests in Equity of Consolidated Joint Venture	Total Permanent Equity	Redeemable Noncontrolling Interests in Equity of Consolidated Joint Venture	Redeemable Preferred Stock
Balance at December 31, 2016	126	$125	24,158,392	$242	$479,417	$17,914	$—	$497,698	$7,339	$505,037	$3,030	$—
Issuance of stock	—	—	29,553,446	295	580,011	—	—	580,306	—	580,306	—	949
Repurchase of common stock	—	—	(26,398)	—	—	—	(523)	(523)	—	(523)	—	—
Redemption of preferred stock	(125)	(125)	—	—	—	—	—	(125)	—	(125)	—	—
Offering costs	—	—	—	—	(6,642)	—	—	(6,642)	—	(6,642)	—	—
Preferred dividends declared, per share	—	—	—	—	—	(6)	—	(6)	—	(6)	—	(238)
Common dividends declared, $1.62 per share	—	—	—	—	—	(70,452)	—	(70,452)	—	(70,452)	—	—
Capital distributions	—	—	—	—	—	—	—	—	(8,140)	(8,140)	(156)	—
Equity compensation	—	—	—	—	65	—	—	65	—	65	—	—
Net income (loss)	—	—	—	—	—	58,824	—	58,824	801	59,625	216	238
Balance at December 31, 2017	1	$—	53,685,440	$537	$1,052,851	$6,280	$(523)	$1,059,145	$—	$1,059,145	$3,090	$949
Issuance of stock	—	—	5,500,000	55	109,445	—	—	109,500	—	109,500	—	—
Repurchase of common stock	—	—	(1,623,482)	(16)	—	—	(31,331)	(31,347)	—	(31,347)	—	—
Offering costs	—	—	—	—	(1,823)	—	—	(1,823)	—	(1,823)	—	—
Equity component of convertible notes	—	—	—	—	1,800	—	—	1,800	—	1,800	—	—
Preferred dividends declared, per share	—	—	—	—	—	—	—	—	—	—	—	(554)
Adjustment of redeemable preferred stock to redemption value	—	—	—	—	—	(1,897)	—	(1,897)	—	(1,897)	—	1,897
Common dividends declared, $1.69 per share	—	—	—	—	—	(93,798)	—	(93,798)	—	(93,798)	—	—
Capital distributions and redemptions	—	—	—	—	—	—	—	—	—	—	(3,153)	—
Stock-based compensation	—	—	34,259	*	1,572	—	—	1,572	—	1,572	—	—
Net income (loss)	—	—	—	—	—	89,190	—	89,190	—	89,190	63	554
Balance at December 31, 2018	1	$—	57,596,217	$576	$1,163,845	$(225)	$(31,854)	$1,132,342	$—	$1,132,342	$—	$2,846
Adjustment of redeemable preferred stock to redemption value	—	—	—	—	—	1,152	—	1,152	—	1,152	—	(1,152)
Repurchase of common stock	—	—	(212,809)	(2)	—	—	(4,104)	(4,106)	—	(4,106)	—	—
Offering costs	—	—	—	—	(518)	—	—	(518)	—	(518)	—	—
Preferred dividends declared, per share	—	—	—	—	—	—	—	—	—	—	—	(624)
Common dividends declared, $1.72 per share	—	—	—	—	—	(98,860)	—	(98,860)	—	(98,860)	—	—
Stock-based compensation	—	—	103,175	1	2,668	—	—	2,669	—	2,669	—	—
Net income (loss)	—	—	—	—	—	89,339	—	89,339	—	89,339	—	624
Balance at December 31, 2019	1	$—	57,486,583	$575	$1,165,995	$(8,594)	$(35,958)	$1,122,018	$—	$1,122,018	$—	$1,694
* Rounds to zero. See Notes to Consolidated Financial Statements.

KKR Real Estate Finance Trust Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Amounts in thousands)

	For the Year Ended December 31,
	2019	2018	2017
Cash Flows From Operating Activities
Net income (loss)	$89,965	$89,807	$60,079
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of deferred debt issuance costs and discounts	16,765	8,590	3,142
Accretion of net deferred loan fees and discounts	(20,217)	(10,524)	(3,588)
Interest paid-in-kind	—	—	(864)
Change in non-cash net assets of consolidated variable interest entities	—	2,564	(3,375)
Loss (Gain) on sale of investment securities	2,688	(13,000)	—
(Income) from equity method investments	(1,420)	(1,406)	(875)
Stock-based compensation expense	4,091	1,973	65
Origination and purchase of commercial loans, held-for-sale	—	—	(91,475)
Proceeds from sale of commercial loans, held-for-sale	—	—	91,467
Changes in operating assets and liabilities:
Accrued interest receivable, net	61	(6,914)	(5,453)
Other assets	321	(1,708)	2,792
Due to affiliates	167	(1,231)	2,714
Accounts payable, accrued expenses and other liabilities	122	2,786	(1,858)
Accrued interest payable	(830)	5,893	1,030
Net cash provided by (used in) operating activities	91,713	76,830	53,801

Cash Flows From Investing Activities
Proceeds from sales of commercial mortgage-backed securities	9,784	112,747	—
Proceeds from sale/syndication and principal repayments of commercial mortgage loans, held-for-investment	1,934,893	446,336	94,600
Proceeds from principal repayments of preferred interest in joint venture, held-to-maturity	—	—	37,310
Origination of commercial mortgage loans, held-for-investment	(2,864,810)	(2,540,685)	(1,201,778)
Investment in commercial mortgage-backed securities, equity method investee	(6,245)	(15,611)	(33,588)
Proceeds from commercial mortgage-backed securities, equity method investee	—	—	19,779
Purchase of Available-for-Sale debt securities	(94,007)	—	—
Sales of Available-for-Sale debt securities	94,071	—	—
Net cash provided by (used in) investing activities	(926,314)	(1,997,213)	(1,083,677)

Cash Flows From Financing Activities
Proceeds from borrowings under secured financing agreements	3,217,859	2,311,140	984,197
Proceeds from issuance of collateralized loan obligation	—	810,000	—
Net proceeds from issuance of convertible notes	—	139,438	—
Proceeds from issuances of common stock	—	109,500	581,255
Redemption of preferred stock	—	—	(125)
Payments of common stock dividends	(98,954)	(88,847)	(50,579)
Payments of preferred stock dividends	(592)	(386)	(137)
Principal repayments on borrowings under secured financing agreements	(2,284,819)	(1,314,812)	(460,432)
Payments of debt and collateralized debt obligation issuance costs	(12,060)	(26,418)	(3,412)
Payments of stock issuance costs	(1,254)	(1,324)	(4,898)
Payments of redeemable noncontrolling interest distributions and redemptions	—	(3,153)	(156)
Payments of noncontrolling interest distributions	—	—	(8,140)
Payments to reacquire common stock	(4,106)	(31,347)	(523)
Tax withholding on stock-based compensation	(385)	(397)	—
Net cash provided by (used in) financing activities	815,689	1,903,394	1,037,050

Net Increase (Decrease) in Cash, Cash Equivalents	(18,912)	(16,989)	7,174
Cash, Cash Equivalents at Beginning of Period	86,531	103,520	96,346
Cash, Cash Equivalents at End of Period	$67,619	$86,531	$103,520

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$146,156	$66,775	$17,322
Cash paid during the period for income taxes	398	755	806

Supplemental Schedule of Non-Cash Investing and Financing Activities

Loan principal payments held by servicer	$—	$—	$4,557
Dividend declared, not yet paid	25,036	25,097	19,981
Payoff of loan participations sold and commercial mortgage loans, held-for-investment	150,880	—	—
Deferred financing costs, not yet paid	503	—	—
Deconsolidation of variable interest entities (assets and liabilities)	1,047,346	4,048,378	—

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

As of December 31, 2019, KKR beneficially owned 22,008,616 shares of KREF's common stock, of which 2,008,616 shares were held by KKR on behalf of a third-party investor.

KREF's principal business activities are related to the origination and purchase of credit investments related to CRE. Management assesses the performance of KREF's current portfolio of leveraged and unleveraged commercial mortgage loans and commercial mortgage-backed securities ("CMBS") as a whole and makes operating decisions accordingly. As a result, management presents KREF's operations within a single reporting segment.

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

The classification of proceeds from sale of commercial mortgage loans was updated in the prior period presentation to conform to the current period presentation on the Company’s consolidated statements of cash flows.
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

The collateral assets of the CLO, comprised of a pool of loan participations (Note 5) are included in “Commercial mortgage loans, held-for-investment, net” on the accompanying Consolidated Balance Sheets. The liabilities of KREF's consolidated CLO Issuers consist solely of obligations to the senior CLO noteholders, excluding subordinated CLO tranches held by KREF as such interests are eliminated in consolidation, are presented in “Collateralized loan obligation, net” in the accompanying Consolidated Balance Sheets. The collateral assets of the CLO can only be used to settle the obligations of the consolidated CLO. The interest income from the CLO collateral assets and the interest expense on the CLO liabilities are presented on a gross basis in “Interest income” and “Interest expense”, respectively, in KREF's Consolidated Statements of Income.

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

KREF derives the fair value of its Level 3 CMBS VIE assets from its Level 3 CMBS VIE liabilities, which management considers to possess more observable market value data than the CMBS VIE assets. See "— Fair Value — Valuation of CMBS Consolidated VIEs" for additional discussion regarding management's valuation of consolidated CMBS VIEs. During the three months ended September 30, 2019, KREF sold the remaining directly held CMBS investments, including an unrated tranche that represented the most subordinated tranche of the CMBS issued by that trust, including the controlling class. Accordingly, KREF deconsolidated the respective CMBS trust as of December 31, 2019 (Note 8).

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

Temporary Equity — KREF determined that the Special Non-Voting Preferred Stock (“SNVPS”) became redeemable in the second quarter of 2018. As a result, starting with the second quarter of 2018, KREF adjusts the carrying value of the SNVPS to its redemption value quarterly. Accordingly, KREF adjusted the carrying value of the SNVPS to its redemption value of $1.7 million as of December 31, 2019 and recorded a ($1.2) million non-cash redemption value adjustment to the SNVPS (“SNVPS Redemption Value Adjustment”) during the year ended December 31, 2019. Such adjustment is treated similar to a dividend on preferred stock for GAAP purposes, accordingly, the SNVPS Redemption Value Adjustment is therefore deducted from (or added back to) “Net Income (loss) Attributable to KKR Real Estate Finance Trust Inc. and Subsidiaries” to arrive at “Net Income (Loss) Attributable to Common Stockholders” on KREF's Consolidated Statements of Income.

Equity method investments— Investments are accounted for under the equity method when KREF has significant influence over the operations of an investee, but KREF does not consolidate that investment. Equity method investments, for which management has not elected a fair value option, are initially recorded at cost and subsequently adjusted for KREF's share of net income or loss and cash contributions and distributions each period.

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

Management determined that its investment in an aggregator vehicle alongside KKR Real Estate Credit Opportunity Partners L.P. ("RECOP I ") is an interest in a VIE, however KREF is not the primary beneficiary and does not have substantive participating or kick-out rights. Management elected the fair value option for KREF's investment in RECOP I. KREF records its share of net asset value in RECOP I as “Equity method investments” in its Consolidated Balance Sheets and its share of unrealized gains or losses in "Income from equity method investments" in its Consolidated Statements of Income.

KREF classifies distributions received from equity method investees using the cumulative earnings approach. Distributions received up to the cumulative earnings from each equity method investee are considered returns on investment and presented within “Cash Flows from Operating Activities” in the Consolidated Statements of Cash Flows; excess distributions received are

KKR Real Estate Finance Trust Inc.
Notes to Consolidated Financial Statements
(dollars in tables in thousands, except per share amounts)

considered returns of investment and presented within “Cash Flows from Investing Activities” in the Consolidated Statements of Cash Flows.

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
Valuation Process — The Manager reviews the valuation of Level 3 financial instruments as part of KKR's quarterly process. As of December 31, 2019, KKR’s valuation process for Level 3 measurements, as described below, subjected valuations to the review and oversight of various committees. KKR has a global valuation committee assisted by the asset class-specific valuation committees, including a real estate valuation committee that reviews and approves all preliminary Level 3 valuations for real estate assets, including the financial instruments held by KREF. The global valuation committee is responsible for coordinating and implementing KKR’s valuation process to ensure consistency in the application of valuation principles across portfolio investments and between periods. All Level 3 valuations are also subject to approval by the global valuation committee.

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

KREF must also maintain sufficient cash and cash equivalents to satisfy liquidity covenants related to its secured financing agreements. However, such amounts are not restricted from use in KREF's current operations, and KREF does not present these cash and cash equivalents as restricted. As of December 31, 2019 and 2018, KREF was required to maintain unrestricted cash and cash equivalents of at least $33.4 million and $15.2 million, respectively, to satisfy its liquidity covenants (Note 4).

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

Commercial Mortgage-Backed and Commercial Real Estate Collateralized Loan Obligation Securities — From time to time, KREF may acquire certain CMBS and CRE CLO securities primarily for cash management purposes, and also for investment purposes. The Company designates such CMBS and CRE CLO securities as available-for-sale (“CRE AFS Securities”) on the acquisition date. Additionally, CMBS and CRE CLO securities that are not classified as held-to-maturity and which KREF does not hold for the purpose of selling in the near-term, but may dispose of prior to maturity, are also designated as available-for-sale and are carried at fair value. KREF’s recognition of interest income from its CRE AFS Securities, including its amortization of premium and discount, follows KREF’s revenue recognition policy as described under “Income Recognition” below. Available-for-sale securities are carried at fair value, with changes in fair value recognized in Other Comprehensive Income. KREF uses a specific identification method when determining the cost of a security sold and the amount of unrealized gain or loss reclassified from Accumulated Other Comprehensive Income (Loss) into earnings. Unrealized losses on securities that, in the judgment of management, are other than temporary are charged against earnings as a loss in the Consolidated Statements of Income and Comprehensive Income. The Company acquired $94.0 million of investment grade CRE AFS Securities in October 2019, which were subsequently sold as of December 31, 2019 for an immaterial gain.

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

Convertible Notes, Net — KREF accounts for its convertible debt with a cash conversion feature in accordance with ASC 470-20 “Debt with Conversion and Other Options” which requires the liability and equity components of convertible debt instruments that may be settled in cash upon conversion, including partial cash settlement, to be separately accounted for in a manner that reflects the issuer’s nonconvertible debt borrowing rate. The initial proceeds from the sale of convertible notes are allocated between a liability component and an equity component in a manner that reflects interest expense at the rate of similar nonconvertible debt that could have been issued at such time. The equity component represents the excess initial proceeds

KKR Real Estate Finance Trust Inc.
Notes to Consolidated Financial Statements
(dollars in tables in thousands, except per share amounts)

received over the fair value of the liability component of the notes as of the date of issuance. KREF measured the estimated fair value of the debt component of the 6.125% convertible senior notes due May 15, 2023 (“Convertible Notes”) as of the issuance date based on KREF’s nonconvertible debt borrowing rate. The equity component of the Convertible Notes is reflected within additional paid-in capital on the Consolidated Balance Sheets, and the resulting debt discount is amortized over the period during which such Convertible Notes are expected to be outstanding (through the maturity date) as additional non-cash interest expense using the interest method, or on a straight line basis when it approximates the interest method. The additional non-cash interest expense attributable to such convertible notes will increase in subsequent periods through the maturity date as the notes accrete to their par value over the same period (Note 6).

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
Other Assets and Accounts Payable, Accrued Expenses and Other Liabilities — As of December 31, 2019, other assets primarily included $2.4 million of deferred financing costs related to KREF's Revolver (Note 4). As of December 31, 2018, other assets included $1.4 million of deferred financing costs related to KREF's Revolver and $1.3 million of collateralized loan obligations interest receivable on collateral assets held by a third-party servicer. As of December 31, 2019, accounts payable, accrued expenses and other liabilities mainly consisted of $2.7 million of accrued expenses and $0.7 million of good faith deposits. As of December 31, 2018, accounts payable, accrued expenses and other liabilities included $2.0 million of accrued share buybacks and $1.0 million of accrued deferred financing costs and offering costs.

Dividends Payable — KREF accrues for dividends on its common stock and the redeemable preferred stock upon declaration of such dividends. In December 2019, the Company declared a dividend of $0.43 per share of common stock to shareholders of record as of December 31, 2019, which was accrued in “Dividends Payable” on KREF’s consolidated balance sheet as of December 31, 2019 and was subsequently paid on January 15, 2020.

Special Non-Voting Preferred Stock — Equity instruments that are redeemable for cash or other assets are classified as temporary equity if the instrument is redeemable, at the option of the holder, at a fixed or determinable price on a fixed or determinable date or upon the occurrence of an event that is not solely within the control of the issuer. Redeemable equity instruments are initially carried at the fair value of the equity instrument at the issuance date, which is subsequently adjusted at each balance sheet date if the instrument is currently redeemable or probable of becoming redeemable. KREF accounted for the SNVPS as redeemable preferred stock since a third party holds a redemption option, exercisable after May 5, 2018, and such redemption is not solely within KREF's control. The SNVPS became redeemable in the second quarter of 2018. As a result, starting with the second quarter of 2018, KREF adjusts the carrying value of the SNVPS to its redemption value quarterly. Accordingly, KREF adjusted the carrying value of the SNVPS to its redemption value of $1.7 million as of December 31, 2019 and recorded a ($1.2) million non-cash SNVPS Redemption Value Adjustment during the year ended December 31, 2019.

Income Recognition

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

Other Income — KREF recognizes interest income earned on its cash balances and miscellaneous fee income in “Other income” on its Consolidated Statements of Income. Interest income on cash balances totaled $1.9 million and $1.3 million for the years ended December 31, 2019 and 2018, respectively.

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

Management considers loans to be past due when a monthly payment is due and unpaid for 60 days or more. Loans are placed on nonaccrual status and considered non-performing when full payment of principal and interest is in doubt, which generally occurs when principal or interest is 120 days or more past due unless the loan is both well secured and in the process of collection. Management may return a loan to accrual status when repayment of principal and interest is reasonably assured under the terms of the restructured loan. As of December 31, 2019, KREF did not hold any loans that management placed on nonaccrual status or otherwise considered past due.

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

Management and Incentive Compensation to Affiliate — Management fees and incentive compensation are earned by the Manager on a quarterly basis in accordance with the Management Agreement (Note 12).

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

As of December 31, 2019 and 2018, KREF did not have any material deferred tax assets or liabilities arising from future tax consequences attributable to differences between the carrying amounts of existing assets and liabilities in accordance with GAAP and their respective tax bases.

KKR Real Estate Finance Trust Inc.
Notes to Consolidated Financial Statements
(dollars in tables in thousands, except per share amounts)

KREF recognizes tax benefits for uncertain tax positions only if it is more likely than not that the position is sustainable based on its technical merits. Interest and penalties on uncertain tax positions are included as a component of the provision for income taxes in KREF's Consolidated Statements of Income. As of December 31, 2019, KREF did not have any material uncertain tax positions.

Stock-Based Compensation

KREF's stock-based compensation consists of awards issued to employees of the Manager or its affiliates that vest over the life of the awards, as well as restricted stock units issued to certain members of KREF's board of directors. The Company recognizes the compensation cost of stock-based awards to its directors and employees of the Manager or its affiliates on a straight-line basis over the awards’ term at their grant date fair value. KREF accounts for forfeitures as they occur. Refer to Note 10 for additional information.

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

Recent Accounting Pronouncements

Credit Losses

In June 2016, the Financial Accounting Standards Board ("FASB") issued ASU No. 2016-13, Financial Instruments—Credit Losses. The standard and subsequent amendments, known as the Current Expected Credit Loss ("CECL") model, amends the existing credit loss model to reflect a reporting entity's current estimate of all expected credit losses, not only based on historical experience and current conditions, but also by including reasonable and supportable forecasts incorporating forward-looking information. The guidance also requires a cumulative-effect adjustment to retained earnings as of the beginning of the reporting period of adoption. In addition, for available-for-sale debt securities, the new guidance replaces the other-than-temporary impairment model, and requires the recognition of an allowance for reductions in a security's fair value attributable to declines in credit quality, instead of a direct write-down of the security, when a valuation decline is determined to be other-than-temporary.

KREF adopted the guidance in the first quarter of 2020. The implementation process included the utilization of loan loss forecasting models, updates to KREF's reserve policy documentation, changes to internal reporting processes and related internal controls, and overall operational readiness for the adoption of the new standard. KREF has implemented loan loss forecasting models for estimating expected life-time credit losses, at the individual loan level, for its commercial mortgage loan portfolio. The CECL forecasting methods used by KREF include (i) a probability of default and loss given default method using underlying third-party CMBS/CRE loan database with historical loan losses from 1998 to 2019, and (ii) probability weighted expected cash flow method, depending on the type of loan and the availability of relevant historical market loan loss data. KREF might use other acceptable alternative approaches in the future depending on, among other factors, the type of loan, underlying collateral, and availability of relevant historical market loan loss data. Significant inputs to KREF’s forecasting methods include (i) key loan-specific inputs such as loan-to-value ("LTV"), vintage year, loan-term, underlying property type, occupancy, geographic location, performance against the underwritten business plan, and KREF's internal loan risk rating and (ii) a macro-economic environment forecast.

Based on KREF's loan portfolio at December 31, 2019, the current economic environment and the Manager’s expectations for future economic conditions, upon the adoption of CECL, KREF expects to record a cumulative-effect adjustment to KREF's accumulated deficit as of January 1, 2020 of approximately $16.1 million, or $0.28 per common share, of which $2.2 million, or $0.04 per common share, is attributable to unfunded loan commitments.

KKR Real Estate Finance Trust Inc.
Notes to Consolidated Financial Statements
(dollars in tables in thousands, except per share amounts)

Note 3. Commercial Mortgage Loans

The following table summarizes KREF's investments in commercial mortgage loans as of December 31, 2019 and 2018:

				Weighted Average
Loan Type	Outstanding Face Amount	Carrying Value	Loan Count	Floating Rate Loan %(A)	Coupon(A)	Life (Years)(B)
December 31, 2019
Loans held-for-investment
Senior loans(C)	$4,919,298	$4,890,408	37	100.0%	5.0%	4.1
Mezzanine loans	41,400	40,634	2	86.7	9.6	4.6
	$4,960,698	$4,931,042	39	99.9%	5.1%	4.1
December 31, 2018
Loans held-for-investment
Senior loans(C)	$3,970,856	$3,946,086	33	100.0%	6.0%	3.7
Mezzanine loans	55,857	55,734	8	53.0	12.0	4.1
	$4,026,713	$4,001,820	41	99.3%	6.0%	3.7

(A)
Average weighted by outstanding face amount of loan. Weighted average coupon assumes the greater of applicable one-month LIBOR rates of 1.76% and 2.50% as of December 31, 2019 and 2018, respectively, or the applicable contractual LIBOR floor.

(B)	The weighted average life of each loan is based on the expected timing of the receipt of contractual principal repayments assuming all extension options are exercised by the borrower.

(C)
Senior loans may include accommodation mezzanine loans in connection with the senior mortgage financing. Also, includes loan participations sold with a face amount of $65.0 million and $85.9 million, and a carrying value of $65.0 million and $85.6 million as of December 31, 2019 and 2018, respectively. Includes CLO loan participations of $1.0 billion as of December 31, 2019 and 2018, respectively.

Activity — For the years ended December 31, 2019 and 2018, the loan portfolio activity was as follows:

	Held-for-Investment	Held-for-Sale	Total
Balance at December 31, 2017	$1,888,510	$—	$1,888,510
Purchases and originations, net(A)	2,544,565	—	2,544,565
Proceeds from principal repayments	(441,779)	—	(441,779)
Accretion of loan discount and other amortization, net(C)	10,524	—	10,524
Balance at December 31, 2018	$4,001,820	$—	$4,001,820
Purchases and originations, net(A)	2,865,608	—	2,865,608
Proceeds from sales and principal repayments(B)	(1,956,611)	—	(1,956,611)
Accretion of loan discount and other amortization, net(C)	20,225	—	20,225
Balance at December 31, 2019	$4,931,042	$—	$4,931,042

(A)	Net of applicable premiums, discounts and deferred loan origination costs. Includes fundings on previously originated loans.

(B)	Includes $142.8 million in net proceeds from non-recourse sale of senior interests and $65.0 million in proceeds from pari passu loan syndication.

(C)	Includes accretion of applicable discounts, certain fees and deferred loan origination costs.

As of December 31, 2019 and 2018, there was $29.7 million and $24.9 million, respectively, of unamortized deferred loan fees and discounts included in commercial mortgage loans, held-for-investment, net in the Consolidated Balance Sheets. KREF recognized prepayment fee income and net accelerated fees income of $0.9 million and $4.7 million, respectively, during the year ended December 31, 2019.

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

KKR Real Estate Finance Trust Inc.
Notes to Consolidated Financial Statements
(dollars in tables in thousands, except per share amounts)

December 31, 2019					December 31, 2018
Risk Rating	Number of Loans	Net Book Value	Total Loan Exposure(A)	Total Loan Exposure %	Risk Rating	Number of Loans	Net Book Value	Total Loan Exposure(A)	Total Loan Exposure %
1	1	$85,730	$86,000	1.7%	1	—	$—	$—	—%
2	5	450,827	451,858	9.0	2	8	466,742	468,860	11.5
3	33	4,394,485	4,501,440	89.3	3	33	3,535,078	3,625,008	88.5
4	—	—	—	—	4	—	—	—	—
5	—	—	—	—	5	—	—	—	—
	39	$4,931,042	$5,039,298	100.0%		41	$4,001,820	$4,093,868	100.0%

(A)
In certain instances, KREF finances its loans through the non-recourse sale of a senior interest that is not included in the consolidated financial statements. Total loan exposure includes the entire loan KREF originated and financed, including $143.6 million and $67.2 million of such non-consolidated interests as of December 31, 2019 and 2018, respectively.

As of December 31, 2019, the average risk rating of KREF's portfolio was 2.9 (Average Risk), weighted by total loan exposure, with 100.0% of commercial mortgage loans held-for-investment, rated 3 (Average Risk) or better by KREF's Manager, as compared to 2.9 (Average Risk) as of December 31, 2018.

Concentration of Credit Risk — The following tables present the geographies and property types of collateral underlying KREF's commercial mortgage loans as a percentage of the loans' face amounts:

	December 31, 2019	December 31, 2018		December 31, 2019	December 31, 2018
Geography			Collateral Property Type
New York	22.5%	30.3%	Multifamily	58.3%	41.0%
Illinois	9.7	—	Office	25.5	44.6
Pennsylvania	9.2	5.4	Retail	4.7	3.1
Virginia	8.2	—	Hospitality	4.4	3.7
Massachusetts	7.7	4.9	Condo (Residential)	3.0	4.3
California	6.9	9.7	Industrial	2.8	3.3
Florida	6.9	11.3	Student Housing	1.3	—
Washington	6.9	8.3	Total	100.0%	100.0%
Georgia	4.3	11.1
Minnesota	3.7	5.7
New Jersey	3.1	3.7
Colorado	2.8	2.4
Oregon	2.5	3.1
Texas	2.5	0.1
Alabama	1.2	—
Washington D.C.	0.9	2.4
Tennessee	—	1.3
Other U.S.	1.0	0.3
Total	100.0%	100.0%

KKR Real Estate Finance Trust Inc.
Notes to Consolidated Financial Statements
(dollars in tables in thousands, except per share amounts)

Note 4. Debt Obligations

The following table summarizes KREF's secured master repurchase agreements and other financing arrangements in place as of December 31, 2019 and 2018:

	December 31, 2019											December 31, 2018
	Facility							Collateral				Facility
	Month Issued	Outstanding Face Amount	Carrying Value(A)	Maximum Facility Size	Final Stated Maturity	Weighted Average Funding Cost(B)	Weighted Average Life (Years) (B)	Outstanding Face Amount	Amortized Cost Basis	Carrying Value	Weighted Average Life (Years)(C)	Carrying Value(A)
Master Repurchase Agreements(D)
Wells Fargo(E)	Oct 2015	$468,452	$464,933	$1,000,000	Nov 2023	3.6%	2.6	$649,603	$644,903	$644,903	4.1	$508,523
Morgan Stanley(F)	Dec 2016	394,499	392,279	600,000	Dec 2022	3.9	2.5	533,003	529,124	529,124	5.0	300,081
Goldman Sachs(G)	Sep 2016	225,266	223,867	400,000	Oct 2020	4.0	0.8	316,426	315,902	315,902	2.7	340,671
Term Lending Agreement
KREF Lending V(H)	Jun 2019	870,051	868,816	900,000	Jun 2026	3.8	2.1	1,079,625	1,071,094	1,071,094	4.4	—
Asset Specific Financing
BMO Facility(I)	Aug 2018	142,268	141,120	300,000	n.a	3.8	3.8	208,574	207,420	207,420	4.0	58,815
Revolving Credit Agreement
Revolver(J)	Dec 2018	—	—	250,000	Dec 2023	1.0	3.9	n.a	n.a	n.a	n.a	—
Total / Weighted Average		$2,100,536	$2,091,015	$3,450,000		3.8%	2.2					$1,208,090

(A)	Net of $9.5 million and $9.2 million unamortized debt issuance costs as of December 31, 2019 and 2018, respectively.

(B)	Average weighted by the outstanding face amount of borrowings inclusive of deferred financing costs.

(C)	Average based on the fully extended loan maturity, weighted by the outstanding face amount of the collateral.

(D)
Borrowings under these repurchase agreements are collateralized by senior loans, held-for-investment, and bear interest equal to the sum of (i) a floating rate index, equal to one-month LIBOR, or an index approximating LIBOR, and (ii) a margin, based on the collateral. As of December 31, 2019 and December 31, 2018, the percentage of the outstanding face amount of the collateral sold and not borrowed under these repurchase agreements, or average "haircut" weighted by outstanding face amount of collateral, was 27.4% and 25.8%, respectively (or 25.7% and 23.4%, respectively, if KREF had borrowed the maximum amount approved by its repurchase agreement counterparties as of such dates).

(E)
The current stated maturity date is November 2021, which does not reflect two, twelve-month facility term extensions available to KREF, which is contingent upon certain covenants and thresholds. As of December 31, 2019, the collateral-based margin was between 1.25% and 2.15%.

(F)
In March 2019, the Morgan Stanley repurchase agreement was amended to extend the current stated maturity of the facility to December 2021, which does not reflect one, twelve-month facility term extension available to KREF, which is contingent upon certain covenants and thresholds. In June 2019, the Morgan Stanley repurchase agreement was amended to increase the facility amount to $750.0 million. In December 2019, the Morgan Stanley repurchase agreement was amended to decrease the facility amount to $600.0 million, with a KREF option to increase the facility amount to $750.0 million. As of December 31, 2019, the collateral-based margin was between 1.75% and 1.85%.

(G)	As of December 31, 2019, the collateral-based margin was between 1.85% and 2.00%.

(H)
In June 2019, KREF Lending V LLC, a wholly-owned indirect subsidiary of KREF, entered into a Master Repurchase and Securities Contract Agreement (the "Term Lending Agreement") with Morgan Stanley Mortgage Capital Holdings LLC ("Administrative Agent"), as administrative agent on behalf of Morgan Stanley Bank, N.A. ("Initial Buyer"), which provides for current and future financings of up to $900.0 million on a non-mark-to-market basis. The Initial Buyer subsequently syndicated a portion of the facility to multiple financial institutions. As of December 31, 2019, the Initial Buyer held 48.9% of the total commitment under the facility. Borrowings under the Term Lending Agreement are collateralized by certain loans, held for investment, and bear interest equal to one-month LIBOR, plus a 1.9% margin. The Term Lending Agreement has an initial maturity of June 2021, subject to five one-year extension options, which may be exercised by KREF upon the satisfaction of certain customary conditions and thresholds.

(I)
In August 2018, KREF entered into a $200.0 million loan financing facility with BMO Harris Bank ("BMO Facility"). The facility provides asset-based financing on a non-mark to market basis with matched-term up to five years with partial recourse to KREF. During May 2019, KREF increased the borrowing capacity to $300.0 million. As of December 31, 2019, the collateral-based margin was between 1.50% and 1.70%.

(J)
In December 2018, KREF entered into a $100.0 million corporate revolving credit facility (“Revolver”) administered by Morgan Stanley Senior Funding, Inc. Additional lenders were added in 2019, further increasing the borrowing capacity under the Revolver to $250.0 million. The current stated maturity of the facility is December 2023. Borrowings under the facility bear interest at a per annum rate equal to the sum of (i) a floating rate index and (ii) a fixed margin. Borrowings under this facility are full recourse to certain guarantor wholly-owned subsidiaries of KREF. As of December 31, 2019, the carrying value excluded $2.4 million unamortized debt issuance costs presented as " — Other assets" in KREF's Consolidated Balance Sheets.

The preceding table excludes loan participations sold (Note 7).

KKR Real Estate Finance Trust Inc.
Notes to Consolidated Financial Statements
(dollars in tables in thousands, except per share amounts)

As of December 31, 2019 and 2018, KREF had outstanding repurchase agreements and a Term Lending Agreement where the amount at risk with any individual counterparty, or group of related counterparties, exceeded 10.0% of KREF’s stockholders' equity. The amount at risk under these agreements is the net counterparty exposure, defined as the excess of the carrying amount (or market value, if higher than the carrying amount, for repurchase agreements) of the assets sold under agreement to repurchase, including accrued interest plus any cash or other assets on deposit to secure the repurchase obligation, over the amount of the repurchase liability, adjusted for accrued interest. The following table summarizes certain characteristics of KREF's repurchase agreements where the amount at risk with any individual counterparty, or group of related counterparties, exceeded 10.0% of KREF’s stockholders' equity as of December 31, 2019 and 2018:

	Outstanding Face Amount	Net Counterparty Exposure	Percent of Stockholders' Equity	Weighted Average Life (Years)(A)
December 31, 2019
Wells Fargo	$468,452	$178,827	15.9%	2.6
Morgan Stanley	394,499	136,764	12.2	2.5
Term Lending Agreement(B)	870,051	203,800	18.2	2.1
Total / Weighted Average	$1,733,002	$519,391	46.3%	2.4
December 31, 2018
Wells Fargo	$512,298	$223,780	19.8%	1.5
Morgan Stanley	302,595	145,066	12.8	1.2
Goldman Sachs	342,368	122,461	10.8	1.4
Total / Weighted Average	$1,157,261	$491,307	43.7%	1.4

(A)	Average weighted by the outstanding face amount of borrowings under the secured financing agreement.

(B)
There were multiple counterparties to the Term Lending Agreement as of December 31, 2019. Morgan Stanley Bank, N.A. represented 8.9% of the net counterparty exposure as a percent of stockholders' equity as of December 31, 2019.

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

Term Loan Financing

In April 2018, KREF, through its consolidated subsidiaries, entered into a term loan financing agreement (“Term Loan Facility”) with third party lenders for an initial borrowing capacity of $200.0 million that was subsequently increased to $1.0 billion in October 2018. The facility provides asset-based financing on a non-mark-to-market basis with matched term up to five years and is non-recourse to KREF. Borrowings under the facility are collateralized by senior loans, held-for-investment, and bear interest equal to one-month LIBOR plus a margin. As of December 31, 2019, the weighted average margin and interest rate on the facility were 1.5% and 3.2%, respectively. As of December 31, 2018, the weighted average margin and interest rate on the facility were 1.4% and 3.9%, respectively. The following tables summarize our borrowings under the Term Loan Facility:

	December 31, 2019
Term Loan Facility	Count	Outstanding Face Amount	Carrying Value	Wtd. Avg. Yield/Cost(A)	Guarantee(B)	Wtd. Avg. Term(C)
Collateral assets	12	$1,003,995	$997,081	L + 3.0%	n.a.	November 2023
Financing provided	n.a.	798,180	793,872	L + 1.9%	n.a.	November 2023

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

Activity — For the years ended December 31, 2019 and 2018, the activity related to the carrying value of KREF’s secured financing agreements were as follows:

Secured Financing Agreements, Net
Balance as of December 31, 2017	$964,800
Principal borrowings	2,311,140
Principal repayments/sales/deconsolidation	(1,314,812)
Deferred debt issuance costs	(15,324)
Amortization of deferred debt issuance costs	5,245
Balance as of December 31, 2018	$1,951,049
Principal borrowings	3,217,859
Principal repayments/sales/deconsolidation	(2,284,819)
Deferred debt issuance costs	(10,238)
Amortization of deferred debt issuance costs	11,036
Balance as of December 31, 2019	$2,884,887

Maturities — KREF’s secured financing agreements, term loan financing and other consolidated debt obligations in place as of December 31, 2019 had current contractual maturities as follows:

Year	Nonrecourse	Recourse(A)	Total
2020	$82,481	$695,267	$777,748
2021	458,045	—	458,045
2022	117,293	1,129,250	1,246,543
2023	80,325	128,569	208,894
2024	60,037	147,450	207,487
	$798,181	$2,100,536	$2,898,717

(A)	Except for the Revolver, which is full recourse, amounts borrowed subject to a maximum 25.0% recourse limit. The Revolver expires in December 2023.

Covenants — KREF is required to comply with customary loan covenants and event of default provisions related to its secured financing agreements and Revolver, including, but not limited to, negative covenants relating to restrictions on operations with respect to KREF’s status as a REIT, and financial covenants. Such financial covenants include an interest income to interest expense ratio covenant (1.5 to 1.0); a minimum consolidated tangible net worth covenant (75.0% of the aggregate cash proceeds of any equity issuances made and any capital contributions received by KREF and certain subsidiaries or up to approximately $880.2 million depending upon the facility); a cash liquidity covenant (the greater of $10.0 million or 5.0% of KREF's recourse indebtedness); and a total indebtedness covenant (75.0% of KREF's total assets, net of VIE liabilities and non-recourse indebtedness). As of December 31, 2019 and 2018, KREF was in compliance with its financial debt covenants.

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

The following tables outline KREF 2018-FL1 collateral assets and respective borrowing as of December 31, 2019 and December 31, 2018:

	December 31, 2019
Collateralized Loan Obligation	Count	Face Amount	Carrying Value	Wtd. Avg. Yield/Cost(B)	Wtd. Avg. Term(C)
Collateral assets(A)	22	$1,000,000	$1,000,000	L + 2.8%	November 2023
Financing provided	1	810,000	803,376	L + 1.8%	June 2036

	December 31, 2018
Collateralized Loan Obligation	Count	Face Amount	Carrying Value	Wtd. Avg. Yield/Cost(B)	Wtd. Avg. Term(C)
Collateral assets(A)	24	$1,000,000	$1,000,000	L + 3.5%	December 2022
Financing provided	1	810,000	800,346	L + 1.8%	June 2036

(A)
Collateral assets represent 20.2% and 24.8% of the face amount of KREF's commercial mortgage loans as of December 31, 2019 and 2018, respectively. As of December 31, 2019 and 2018, 100% of KREF loans financed through the CLO are floating rate loans.

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

The following table presents the KREF 2018-FL1 Assets and Liabilities included in KREF’s Consolidated Balance Sheets:

Assets	December 31, 2019	December 31, 2018
Commercial mortgage loans, held-for-investment, net	1,000,000	1,000,000
Accrued interest receivable	3,280	4,263
Other assets	5	1,295
Total	$1,003,285	$1,005,558
Liabilities
Collateralized loan obligation, net	803,376	800,346
Accrued interest payable	1,254	3,341
Accounts payable, accrued expenses and other liabilities	72	314
Total	$804,702	$804,001

The following table presents the components of net interest income of KREF 2018-FL1 included in KREF’s Consolidated Statements of Income:

	Year Ended December 31,
	2019	2018
Net Interest Income
Interest income	$53,896	$5,553
Interest expense(A)	38,427	3,640
Net interest income	$15,469	$1,913

KKR Real Estate Finance Trust Inc.
Notes to Consolidated Financial Statements
(dollars in tables in thousands, except per share amounts)

(A)
Includes $3.3 million and $0.3 million of deferred financing costs amortization for the years ended December 31, 2019 and 2018, respectively. KREF's unamortized deferred financing costs related to KREF 2018-FL1 were $6.6 million and $9.7 million, as of December 31, 2019 and 2018, respectively.

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
The following table details our interest expense related to the Convertible Notes:

	Year Ended December 31,
	2019	2018
Cash coupon	$8,804	$5,454
Discount and issuance cost amortization	1,386	861
Total interest expense	10,190	6,315

The following table details the net book value of our Convertible Notes on our Consolidated Balance Sheets:

	December 31, 2019	December 31, 2018
Face value	$143,750	$143,750
Deferred financing costs	(3,460)	(4,486)
Unamortized discount	(1,215)	(1,576)
Net book value	$139,075	$137,688

Accrued interest payable for the Convertible Notes was $1.1 million and $1.1 million as of December 31, 2019 and 2018, respectively. Refer to Note 2 for additional discussion of our accounting policies for the Convertible Notes.

KKR Real Estate Finance Trust Inc.
Notes to Consolidated Financial Statements
(dollars in tables in thousands, except per share amounts)

Note 7. Loan Participations Sold

KREF finances certain loan investments through the syndication of a non-recourse, or limited-recourse, loan participation to unaffiliated third parties. In January 2019, KREF derecognized the loan participation sold held on its Consolidated Balance Sheet as of December 31, 2018, as the underlying loan was fully repaid. In May 2019, KREF syndicated a $65.0 million pari passu participation in one of its loan investments with a principal balance of $286.2 million to an unaffiliated third party, at par value. Such syndication did not qualify for "sale" accounting under GAAP and therefore was consolidated in KREF's consolidated financial statements. In November 2019, KREF derecognized such $65.0 million pari passu participation sold held on its Consolidated Balance Sheet, as the underlying loan was fully repaid. In October 2019, KREF syndicated a $65.0 million vertical participation in one of its loan investments with a principal balance of $328.5 million to an unaffiliated third party, at par value. Such syndication did not qualify for "sale" accounting under GAAP and therefore is consolidated in KREF's consolidated financial statements as of December 31, 2019.
The following tables summarize the loan participation sold liabilities that KREF recognized since the corresponding syndications of the respective loan participations were not treated as "sales" as of December 31, 2019 and 2018:

	December 31, 2019
Loan Participations Sold	Count	Principal Balance	Carrying Value	Yield/Cost(A)	Guarantee	Term
Total loan	1	$328,500	$326,881	L + 2.5%	n.a.	July 2024
Vertical loan participation(B)	1	65,000	64,966	L + 2.5%	n.a.	July 2024

	December 31, 2018
Loan Participations Sold	Count	Principal Balance	Carrying Value	Yield/Cost(A)	Guarantee(C)	Term
Total loan	1	$99,757	$99,368	L + 3.0%	n.a.	September 2022
Senior loan participation(B)	1	85,880	85,465	L + 1.8%	n.a.	September 2022

(A)	Floating rate loans and related liabilities are indexed to one-month LIBOR. KREF's net interest rate exposure is in direct proportion to its interest in the net assets of the senior loan.

(B)
During the years ended December 31, 2019 and 2018, KREF recorded $2.8 million and $3.3 million of interest income and $2.8 million and $3.3 million of interest expense, respectively, related to the total loan participations sold.

(C)
As of December 31, 2018, the loan participation sold was subject to partial recourse of $10.0 million, which amount may be reduced to zero upon achievement of certain property performance metrics. Such loan was fully paid off in January 2019.

KKR Real Estate Finance Trust Inc.
Notes to Consolidated Financial Statements
(dollars in tables in thousands, except per share amounts)

Note 8. Variable Interest Entities

CMBS — KREF beneficially owned and directly held CMBS with an unpaid principal balance and fair value of $34.9 million and $12.5 million, respectively, as of December 31, 2018. During the three months ended September 30, 2019, KREF sold its remaining directly held CMBS investments, comprised of (i) a controlling beneficial interest in a CMBS trust held and (ii) interest-only bonds, for $9.8 million, resulting in a net loss of $2.7 million, which is included in "Other Income — (Loss) gain on sale of investments" in the accompanying Consolidated Statements of Income. Consequently, KREF deconsolidated the respective CMBS trust upon sale and as of December 31, 2019.

The initial cost basis of the CMBS trusts sold during the three months ended September 30, 2019 was $10.0 million and the fair value as of December 31, 2018 was $12.5 million.

KREF was required to consolidate each of the CMBS trusts acquired from the date of acquisition through the date of sale since KREF retained the controlling class and management determined KREF was the primary beneficiary of those trusts. Further, management irrevocably elected the fair value option for each of the trusts and carried the fair values of the trust's assets and liabilities at fair value in its Consolidated Balance Sheets; recognized changes in the trust's net assets, including fair value adjustments and net interest earned, in its Consolidated Statements of Income; and recorded cash interest received from the trusts, net of cash interest paid to CMBS not beneficially owned by KREF, as operating cash flows.

The following table presents the KREF recognized Trust's Assets and Liabilities:

	December 31, 2019	December 31, 2018
Trusts' Assets
Commercial mortgage loans held in variable interest entities, at fair value(A)	$—	$1,092,986
Accrued interest receivable	—	4,005

Trusts' Liabilities
Variable interest entity liabilities, at fair value(B)	—	1,080,255
Accrued interest payable	—	3,818

(A)	Included accrued interest receivable.

(B)	Included accrued interest payable.

The following table presents "Other Income — Change in net assets related to CMBS consolidated variable interest entities":

	Year Ended December 31,
	2019	2018	2017
Net interest earned	$1,665	$5,152	12,470
Unrealized gain (loss)	—	(2,564)	3,375
Change in net assets related to CMBS consolidated variable interest entities	$1,665	$2,588	$15,845

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

KKR Real Estate Finance Trust Inc.
Notes to Consolidated Financial Statements
(dollars in tables in thousands, except per share amounts)

Concentration of Credit Risk — The following tables present the geographies and property types of collateral underlying the CMBS trusts consolidated by KREF, as a percentage of the collateral unpaid principal balance and weighted by the fair value of the CMBS tranches beneficially owned by KREF's stockholders:

	December 31, 2019	December 31, 2018		December 31, 2019	December 31, 2018
Geography			Collateral Property Type
California	—%	33.4%	Retail	—%	28.3%
Texas	—	11.1	Office	—	27.4
New York	—	8.3	Hospitality	—	13.0
Missouri	—	5.4	Multifamily	—	9.9
Pennsylvania	—	5.1	Industrial/ Flex	—	9.6
Florida	—	4.2	Self Storage	—	5.7
Massachusetts	—	3.6	Mixed Use	—	3.9
Illinois	—	2.7	Mobile Home	—	1.7
Georgia	—	2.6	Other	—	0.5
New Hampshire	—	2.4		—%	100.0%
Delaware	—	1.9
Virginia	—	1.7
Other U.S.	—	17.6
Total	—%	100.0%

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

Equity method investments — KREF holds two investments in entities that it records using the equity method.

As of December 31, 2019, KREF held a 3.5% interest in RECOP I, an unconsolidated VIE of which KREF is not the primary beneficiary, at its fair value of $37.2 million. The aggregator vehicle in which KREF invests is controlled and advised by affiliates of the Manager. RECOP I intends to primarily acquire junior tranches of CMBS newly issued by third parties but may also make purchases on the secondary market. KREF will not pay any fees to RECOP I, but KREF bears its pro rata share of RECOP I's expenses. KREF reported its share of the net asset value of RECOP I in its Consolidated Balance Sheets, presented as “Equity method investments” and its share of net income, presented as “Income from equity method investments” in the Consolidated Statements of Income.

As of December 31, 2019, the non-voting limited liability company interests issued by the Manager, a VIE, and held by a Taxable REIT Subsidiary ("TRS") of KREF for the benefit of the holder of the SNVPS represented 4.7% of the Manager’s outstanding limited liability company interests (Note 9). KREF reported its allocable percentage of the assets and liabilities of the Manager in its Consolidated Balance Sheets, presented as “Equity method investments” and its share of net income, presented as “Income from equity method investments” in the Consolidated Statements of Income.

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

Common Stock — As further described below, since December 2015, KREF issued the following shares of common stock:

Pricing Date	Shares Issued	Net Proceeds
As of December 31, 2015	13,636,416	$272,728
February 2016	2,000,000	40,000
May 2016	3,000,138	57,130
June 2016(A)	21,838	—
August 2016	5,500,000	109,875
As of December 31, 2016	24,158,392	479,733
February 2017	7,386,208	147,662
April 2017	10,379,738	207,595
May 2017- Initial Public Offering	11,787,500	219,356
As of December 31, 2017	53,711,838	1,054,346
August 2018	5,000,000	98,326
November 2018	500,000	9,351
As of December 31, 2018	59,211,838	1,162,023

(A)
KREF did not receive any proceeds with respect to 21,838 shares of common stock issued to certain current and former employees of, and non-employee consultants to, KKR and third-party investors in the private placement completed in March 2016, in accordance with KREF's Stockholders Agreement dated as of March 29, 2016.

KREF did not raise additional capital for the year ended December 31, 2019.

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

As of December 31, 2019 and 2018, KKR beneficially owned 22,008,616 shares of KREF's common stock, of which 2,008,616 shares were held by KKR on behalf of a third-party investor (Note 1).

During the years ended December 31, 2019 and 2018, 103,175 and 34,259 shares of common stock were issued related to the vesting of restricted stock units. Upon any payment of shares as a result of restricted stock unit vesting, the related tax withholding obligation will generally be satisfied by KREF, reducing the number of shares to be delivered by a number of shares necessary to satisfy the related applicable tax withholding obligation. Refer to Note 10 for further detail.

Of the 59,211,838 common shares KREF issued, there were 57,486,583 common shares outstanding as of December 31, 2019, which includes 137,434 net shares of common stock issued in connection with vested restricted stock units and is net of 1,862,689 common shares repurchased as of December 31, 2019. Of the 59,211,838 common shares KREF issued, there were 57,596,217 common shares outstanding as of December 31, 2018, which includes 34,259 net shares of common stock issued in connection with vested restricted stock units and is net of 1,649,880 common shares repurchased as of December 31, 2018.

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

During the year ended December 31, 2019, KREF repurchased 212,809 shares of common stock under the repurchase program at an average price per share of $19.25 for a total of $4.1 million. During the year ended December 31, 2018, KREF repurchased 1,623,482 shares of common stock under the repurchase program at an average price per share of $19.30 for a total of $31.3 million.

At the Market Stock Offering Program — On February 22, 2019, KREF entered into an equity distribution agreement with certain sales agents, pursuant to which KREF may sell, from time to time, up to an aggregate sales price of $100.0 million of its common stock pursuant to a continuous offering program (the “ATM”). Sales of KREF’s common stock made pursuant to the ATM may be made in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933, as amended. The timing and amount of actual sales will depend on a variety of factors including market conditions, the trading price of KREF’s common stock, KREF’s capital needs, and KREF’s determination of the appropriate sources of funding to meet such needs. KREF did not sell any shares of its common stock under the ATM during the year ended December 31, 2019.

KKR Real Estate Finance Trust Inc.
Notes to Consolidated Financial Statements
(dollars in tables in thousands, except per share amounts)

Dividends — During the years ended December 31, 2019 and 2018, KREF's board of directors declared the following dividends on shares of its common stock and special voting preferred stock:

			Amount
Declaration Date	Record Date	Payment Date	Per Share	Total
2019
March 18, 2019	March 29, 2019	April 12, 2019	$0.43	$24,761
June 14, 2019	June 28, 2019	July 15, 2019	0.43	24,688
September 13, 2019	September 30, 2019	October 16, 2019	0.43	24,692
December 16, 2019	December 31, 2019	January 15, 2020	0.43	24,719
				$98,860
2018
March 9, 2018	March 29, 2018	April 13, 2018	$0.40	$21,230
May 7, 2018	June 29, 2018	July 13, 2018	0.43	22,804
September 10, 2018	September 28, 2018	October 12, 2018	0.43	24,951
December 17, 2018	December 28, 2018	January 11, 2019	0.43	24,813
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

Special Voting Preferred Stock — In March 2016, KREF issued one share of special voting preferred stock to KKR Fund Holdings L.P. ("KKR Fund Holdings") for $20.00 per share, which KKR Fund Holdings transferred to its subsidiary, KKR REFT Asset Holdings LLC. The holder of the special voting preferred stock has special voting rights related to the election of members to KREF's board of directors until KKR and its affiliates cease to own at least 25.0% of KREF's issued and outstanding common stock (of which 2,008,616 shares were held on behalf of a third-party investor). As of December 31, 2019 and 2018, KKR and its affiliates beneficially owned 22,008,616 shares of KREF's common stock representing 38% of KREF’s issued and outstanding common stock.

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

Earnings per Share — The following table illustrates the computation of basic and diluted earnings per share for the years ended December 31, 2019, 2018 and 2017:

	Year Ended December 31,
	2019	2018	2017
Numerator
Net income (loss) attributable to common stockholders	$90,492	$87,293	$58,818

Denominator
Basic weighted average common shares outstanding	57,426,912	55,136,548	45,320,358
Dilutive restricted stock units	105,578	34,513	1,002
Diluted weighted average common shares outstanding	57,532,490	55,171,061	45,321,360
Net income (loss) attributable to common stockholders, per:
Basic common share	$1.58	$1.58	$1.30
Diluted common share	$1.57	$1.58	$1.30

KKR Real Estate Finance Trust Inc.
Notes to Consolidated Financial Statements
(dollars in tables in thousands, except per share amounts)

Note 10. Stock-based Compensation

KREF is externally managed by the Manager and does not currently have any employees. However, as of December 31, 2019, the Manager, certain individuals employed by the Manager and affiliates of the Manager, and certain members of KREF's board of directors were compensated, in part, through the issuance of stock-based awards.

As of December 31, 2019, KREF had restricted stock unit (“RSU”) awards outstanding under the KKR Real Estate Finance Trust Inc. 2016 Omnibus Incentive Plan that was adopted on February 12, 2016 and amended and restated on November 17, 2016 (the "Incentive Plan") to certain members of KREF’s board of directors and employees of the Manager or its affiliates, none of whom are KREF employees. RSUs awarded to employees of the Manager or its affiliates, generally vest over three consecutive one-year periods and awards to certain members of KREF's board of directors vest over a one-year period, pursuant to the terms of the respective award agreements and the terms of the Incentive Plan. RSU awards are not entitled to dividends until KREF issues shares of its common stock, which are issuable on a one-to-one basis upon the RSU award vesting.

The following table summarizes the activity in KREF’s outstanding RSUs and the weighted-average grant date fair value per RSU:

	Restricted Stock Units	Weighted Average Grant Date Fair Value Per RSU(A)
Unvested as of December 31, 2018	459,179	$19.33
Granted	362,832	20.64
Vested	(175,566)	19.49
Forfeited/ cancelled	(5,231)	19.68
Unvested as of December 31, 2019	641,214	$20.02

(A)	The grant-date fair value is based upon the last sale price of KREF’s common stock at the date of grant.

KREF expects the unvested RSUs outstanding to vest during the following years:

Year	Restricted Stock Units
2020	292,165
2021	232,383
2022	116,666
Total	641,214

Upon adoption of ASU No. 2018-07 in June 2018, KREF recognizes the compensation cost of RSUs awarded to employees of the Manager, or one or more of its affiliates, on a straight-line basis over the awards’ term at their grant date fair value, consistent with the RSUs awarded to certain members of KREF's board of directors.
During the years ended December 31, 2019, 2018 and 2017, KREF recognized $4.0 million, $2.0 million and $0.1 million, respectively, of stock-based compensation expense included in “General and administrative” expense in the Consolidated Statements of Income. As of December 31, 2019, there was $11.3 million of total unrecognized stock-based compensation expense related to unvested share-based compensation arrangements. This cost is expected to be recognized over a weighted average period of 1.3 years.

During the year ended December 31, 2019, KREF delivered 103,175 shares of common stock for 175,566 vested RSUs. Upon any payment of shares as a result of restricted stock unit vesting, the related tax withholding obligation will generally be satisfied by KREF, reducing the number of shares to be delivered by a number of shares necessary to satisfy the related applicable tax withholding obligation. The amount results in a cash payment related to this tax liability and a corresponding adjustment to additional paid in capital in the Consolidated Statement of Changes in Stockholders' Equity. The adjustment was $1.4 million for the year ended December 31, 2019, and is included as a reduction of capital related to the Company's equity incentive plan in the Consolidated Statement of Changes in Stockholders' Equity.

Refer to Note 12 for additional information regarding the Incentive Plan.

KKR Real Estate Finance Trust Inc.
Notes to Consolidated Financial Statements
(dollars in tables in thousands, except per share amounts)

Note 11. Commitments and Contingencies

As of December 31, 2019, KREF was subject to the following commitments and contingencies:

Litigation — From time to time, KREF may be involved in various claims and legal actions arising in the ordinary course of business. KREF establishes an accrued liability for legal proceedings only when those matters present loss contingencies that are both probable and reasonably estimable.

As of December 31, 2019, KREF was not involved in any material legal proceedings regarding claims or legal actions against KREF.

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

Capital Commitments — As of December 31, 2019, KREF had future funding requirements of $616.4 million related to its investments in commercial mortgage loans. These future funding commitments primarily relate to construction projects, capital improvements, tenant improvements and leasing commissions. Generally, funding commitments are subject to certain conditions that must be met, such as customary construction draw certifications, minimum credit metrics or executions of new leases before advances are made to the borrower.

In January 2017, KREF committed $40.0 million to invest in an aggregator vehicle alongside RECOP I. As of December 31, 2019, KREF had a remaining commitment of $4.3 million to RECOP I.

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

KKR Real Estate Finance Trust Inc.
Notes to Consolidated Financial Statements
(dollars in tables in thousands, except per share amounts)

No awards may be granted under the Incentive Plan on and after February 12, 2026. The Incentive Plan will continue to apply to awards granted prior to such date. During the year ended December 31, 2019, KREF granted 362,832 RSUs to KREF's directors and employees of the Manager. During the year ended December 31, 2018, KREF granted 361,878 RSUs to KREF's directors and employees of the Manager. As of December 31, 2019, 3,249,739 shares of common stock remained available for awards under the Incentive Plan.

Due to Affiliates — The following table contains the amounts presented in KREF's Consolidated Balance Sheets that it owes to affiliates:

	Year Ended December 31,
	2019	2018
Management fees	$4,280	$4,330
Expense reimbursements and other	1,637	382
	$5,917	$4,712

Affiliates Expenses — The following table contains the amounts included in KREF's Consolidated Statements of Income that arose from transactions with the Manager:

	Year Ended December 31,
	2019	2018	2017
Management fees	$17,135	$16,346	$13,492
Incentive compensation	3,272	4,756	—
Expense reimbursements and other(A)	1,469	1,184	1,561
	$21,876	$22,286	$15,053

(A)
KREF presents these amounts in "Operating Expenses — General and administrative" in its Consolidated Statements of Income. Affiliate expense reimbursements presented in the table above exclude the out-of-pocket amounts paid by the Manager to parties unaffiliated with the Manager on behalf of KREF, and for which KREF reimburses the Manager in cash. For the years ended December 31, 2019, 2018 and 2017, these cash reimbursements totaled $1.8 million, $2.7 million and $1.6 million, respectively.

In connection with the Term Loan Facility (Note 4), KREF paid KKR Capital Markets ("KCM"), an affiliate of the Manager, a structuring fee equal to 0.75% of the respective committed loan advances, as defined. Such fees are capitalized as deferred financing cost and amortized to interest expense over the life of the facility. During the years ended December 31, 2019 and 2018, KREF incurred $1.5 million and $6.0 million, respectively, in structuring fees in connection with the facility.
In connection with the BMO Facility, and in consideration for structuring and sourcing this arrangement, KREF is obligated to pay KCM a structuring fee equal to 0.35% of the respective committed loan advances under the agreement. Such fees are capitalized as deferred financing cost and amortized to interest expense over the life of the facility. During the years ended December 31, 2019 and 2018, KREF incurred $0.2 million and $0.4 million, respectively, in structuring fees in connection with the facility.

In connection with the CLO issuance, and in consideration for its services as the co-placement agent, KREF incurred and paid KCM a $0.9 million placement agent fee equal to 0.105% of the CLO proceeds in the fourth quarter of 2018. The fee was capitalized as deferred financing cost and amortized to interest expense over the weighted average life of the collateral assets.

In connection with the Revolver, and in consideration for structuring and sourcing this arrangement, KREF paid KCM a structuring fee equal to 0.75% of the aggregate amount of commitments first made available. The structuring fees are capitalized as deferred financing cost included within Other Assets in the Consolidated Balance Sheet and amortized to interest expense over the life of the Revolver. During the years ended December 31, 2019 and 2018, KREF incurred $1.1 million and $0.8 million, respectively, in structuring fees in connection with the Revolver.

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

KKR Real Estate Finance Trust Inc.
Notes to Consolidated Financial Statements
(dollars in tables in thousands, except per share amounts)

In connection with the ATM, KCM, in its capacity as one of the sales agents, will receive commissions for the shares of KREF’s common stock it sells. This amount is not to exceed, but may be less than, 2.0% of the gross sales price per share. KREF did not sell any shares under the ATM during the year ended December 31, 2019.

KKR Real Estate Finance Trust Inc.
Notes to Consolidated Financial Statements
(dollars in tables in thousands, except per share amounts)

Note 13. Fair Value of Financial Instruments

The carrying values and fair values of KREF’s financial assets and liabilities recorded at fair value on a recurring basis, as well as other financial instruments not carried at fair value, as of December 31, 2019 were as follows:

			Fair Value
	Principal Balance(A)	Carrying Value(B)	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$67,619	$67,619	$67,619	$—	$—	$67,619
Commercial mortgage loans, held-for-investment, net(C)	4,960,698	4,931,042	—	—	4,937,808	4,937,808
Equity method investments	37,469	37,469	—	—	37,469	37,469
Commercial mortgage loans held in variable interest entities, at fair value	—	—	—	—	—	—
	$5,065,786	$5,036,130	$67,619	$—	$4,975,277	$5,042,896
Liabilities
Secured financing agreements, net	$2,898,716	$2,884,887	$—	$—	$2,898,716	$2,898,716
Collateralized loan obligation, net	810,000	803,376	—	—	810,867	810,867
Convertible notes, net	143,750	139,075	150,719	—	—	150,719
Loan participations sold, net	65,000	64,966	—	—	64,966	64,966
Variable interest entity liabilities, at fair value	—	—	—	—	—	—
	$3,917,466	$3,892,304	$150,719	$—	$3,774,549	$3,925,268

(A)	The principal balance of commercial mortgage loans excludes premiums and unamortized discounts.

(B)
The carrying value of commercial mortgage loans is presented net of $29.7 million unamortized origination discounts and deferred nonrefundable fees. The carrying value of secured financing agreements is presented net of $13.8 million unamortized debt issuance costs. The carrying value of collateralized loan obligations is presented net of $6.6 million unamortized debt issuance costs.

(C)
Includes $1.0 billion of CLO loan participations as of December 31, 2019. Includes senior loans for which KREF syndicated a vertical loan participation that was not treated as a sale under GAAP, with a carrying value and a fair value of $65.0 million as of December 31, 2019.

The carrying values and fair values of KREF’s financial assets recorded at fair value on a recurring basis, as well as other financial instruments for which fair value is disclosed, as of December 31, 2018 were as follows:

			Fair Value
	Principal Balance(A)	Carrying Value(B)	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$86,531	$86,531	$86,531	$—	$—	$86,531
Commercial mortgage loans, held-for-investment, net(C)	4,026,713	4,001,820	—	—	4,007,316	4,007,316
Equity method investments	30,734	30,734	—	—	30,734	30,734
Commercial mortgage loans held in variable interest entities, at fair value	1,127,926	1,092,986	—	—	1,092,986	1,092,986
	$5,271,904	$5,212,071	$86,531	$—	$5,131,036	$5,217,567
Liabilities
Secured financing agreements, net	$1,965,675	$1,951,049	$—	$—	$1,965,675	$1,965,675
Collateralized loan obligation, net	810,000	800,346	—	—	810,000	810,000
Convertible notes, net	143,750	137,688	142,107	—	—	142,107
Loan participations sold, net	85,880	85,465	—	—	85,295	85,295
Variable interest entity liabilities, at fair value	1,092,984	1,080,255	—	—	1,080,255	1,080,255
	$4,098,289	$4,054,803	$142,107	$—	$3,941,225	$4,083,332
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

KKR Real Estate Finance Trust Inc.
Notes to Consolidated Financial Statements
(dollars in tables in thousands, except per share amounts)

KREF reported the following financial assets and liabilities at fair value on a recurring basis using Level 3 inputs as of December 31, 2019. The following table summarizes the changes in these assets and liabilities.

	Assets	Liabilities
	Commercial Mortgage Loans Held in Variable Interest Entities, at Fair Value	Variable Interest Entity Liabilities, at Fair Value	Net
Balance as of December 31, 2017	$5,372,811	$5,256,926	$115,885
Gains (losses) included in net income
Realized gain (loss)	13,000	—	13,000
Unrealized gain (loss) included in change in net assets related to CMBS consolidated VIEs	(98,990)	(96,426)	(2,564)
Purchases and repayments
Purchases	—	—	—
Sale/Deconsolidation/Repayments	(4,178,118)	(4,065,371)	(112,747)
Other(A)	(15,717)	(14,874)	(843)
Balance as of December 31, 2018	$1,092,986	$1,080,255	$12,731
Gains (losses) included in net income
Realized gain (loss)	(2,759)	—	(2,759)
Unrealized gain (loss) included in change in net assets related to CMBS consolidated VIEs	(2,322)	(2,322)	—
Purchases and sales/repayments
Sale/Deconsolidation/Repayments	(1,083,899)	(1,074,115)	(9,784)
Other(A)	(4,006)	(3,818)	(188)
Balance as of December 31, 2019	$—	$—	$—

(A)	Amounts primarily consist of changes in accrued interest.

During the year ended December 31, 2019, KREF contributed $6.3 million, received distributions of $3.2 million and recognized income of $3.7 million related to its investment in RECOP I. During the year ended December 31, 2018, KREF contributed $15.6 million, received distributions of $1.7 million and recognized income of $2.3 million related to its investment in RECOP I.

The following table contains the Level 3 inputs used to value assets and liabilities on a recurring and nonrecurring basis or where KREF discloses fair value as of December 31, 2019:

	Fair Value	Valuation Methodologies	Unobservable Inputs(A)	Weighted Average(B)	Range
Assets(C)
Commercial mortgage loans, held-for-investment, net	$4,937,808	Discounted cash flow	Discount rate	5.2%	4.2% - 10.3%
			Loan-to-value ratio(D)	N/A	N/A
	$4,937,808
Liabilities(E)
Collateralized loan obligation, net	$810,867	Discounted cash flow	Yield	2.9%	2.6% - 4.0%
	$810,867

(A)	An increase (decrease) in the valuation input results in a decrease (increase) in value.

(B)	Represents the average of the input value, weighted by the unpaid principal balance of the financial instrument.

(C)
KREF carries a $37.2 million investment in an aggregator vehicle alongside RECOP I (Note 8) at its pro rata share of the aggregator's net asset value, which management believes approximates fair value.

(D)
For commercial mortgage loans risk-rated 1-3, the loans are valued using a discounted cash flow model using discount rate derived from relevant market indices. For commercial mortgage loans risk-rated 4 or 5, the loans are valued using a discounted cash flow model using discount rates derived from relevant market indices and estimates of the underlying property's value. No loans were rated 4 or 5 as of December 31, 2019.

KKR Real Estate Finance Trust Inc.
Notes to Consolidated Financial Statements
(dollars in tables in thousands, except per share amounts)

(E)	Does not include $65.0 million of vertical loan syndication which was syndicated at par value and included in “Loan participation sold, net” in the accompanying Consolidated Balance Sheet.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets not measured at fair value on an ongoing basis but subject to fair value adjustments only in certain circumstances, such as when there is evidence of impairment, are measured at fair value on a nonrecurring basis. For commercial mortgage loans held-for-sale, KREF applies the lower of cost or fair value accounting and may be required, from time to time, to record a nonrecurring fair value adjustment. For commercial mortgage loans held-for-investment and preferred interest in joint venture held-to-maturity, KREF applies the amortized cost method of accounting, but may be required, from time to time, to record a nonrecurring fair value adjustment in the form of a valuation provision or impairment. KREF did not report any significant financial assets or liabilities at fair value on a nonrecurring basis as of December 31, 2019 or 2018.

Assets and Liabilities for Which Fair Value is Only Disclosed

KREF does not carry its secured financing agreements at fair value as management did not elect the fair value option for these liabilities. As of December 31, 2019, the fair value of KREF's financing facilities approximated their respective outstanding principal balances.

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

KREF consolidates subsidiaries that incur U.S. federal, state and local income taxes, based on the tax jurisdiction in which each subsidiary operates. During each of the years ended December 31, 2019, 2018 and 2017, KREF recorded a current income tax provision (benefit) of $0.6 million, $(0.1) million and $1.1 million respectively, related to operations of its taxable REIT subsidiaries and various other state and local taxes. There were no deferred tax assets or liabilities as of December 31, 2019 and 2018.

As of December 31, 2019, tax years 2016 through 2019 remain subject to examination by taxing authorities.

Common stock distributions treated as dividends for tax purposes were taxable as follows:

Year	Ordinary Dividends	Qualified Dividends	Long Term Capital Gain	Return of Capital
2019	99.1%	1.6%	0.9%	—%
2018	88.3	0.6	11.7	—
2017	100.0	—	—	—

KKR Real Estate Finance Trust Inc.
Notes to Consolidated Financial Statements
(dollars in tables in thousands, except per share amounts)

Note 15. Subsequent Events

The following events occurred subsequent to December 31, 2019:

Investing Activities

KREF originated the following loans:

Description/ Location	Property Type	Month Originated	Maximum Face Amount	Initial Face Amount Funded	Interest Rate(A)	Maturity Date(B)	LTV
Senior Loan, Plano, TX	Office	February 2020	$226,500	$160,554	L + 2.65%	February 2025	64%
Senior Loan, San Diego, CA	Multifamily	February 2020	$106,000	$106,000	L + 3.3%	February 2025	71%
Mezzanine Loan, Westbury, NY	Multifamily	January 2020	$20,000	$14,836	L + 9.0%	August 2024	65%
Total/Weighted Average			$352,500	$281,390	L + 3.2%		66%

(A)    Floating rate based on one-month USD LIBOR.
(B)    Maturity date assumes all extension options are exercised, if applicable.

Funding of Previously Closed Loans

KREF funded approximately $24.4 million for previously closed loans.

Loan Repayments

KREF received approximately $107.5 million from loan repayments.

Financing Activities

KREF increased the borrowing capacity on the Revolver to $335.0 million.

KREF net borrowed $207.0 million under its financing agreements.

Corporate Activities

Dividends

In January 2020, KREF paid $24.7 million in dividends on its common stock, or $0.43 per share, with respect to the fourth quarter of 2019, to stockholders of record on December 31, 2019.

KKR Real Estate Finance Trust Inc.
Notes to Consolidated Financial Statements
(dollars in tables in thousands, except per share amounts)

Note 16. Summary Quarterly Consolidated Financial Information (Unaudited)
The following tables summarize KREF's quarterly financial data which, in the opinion of management, reflects all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of KREF's results of operations for the years ended December 31, 2019 and 2018:

	2019
	Quarter Ended				Year Ended
	March 31	June 30	September 30	December 31	December 31, 2019
Net Interest Income
Interest income	$64,751	$62,944	$74,223	$72,417	$274,335
Interest expense	34,842	37,089	45,596	41,333	158,860
Total net interest income	29,909	25,855	28,627	31,084	115,475
Other Income (Loss)	1,949	(12)	2,289	1,772	5,998
Operating Expenses	7,601	8,214	6,984	8,130	30,929
Income (Loss) Before Income Taxes, Noncontrolling Interests and Preferred Dividends	24,257	17,629	23,932	24,726	90,544
Income tax expense (benefit)	9	280	77	213	579
Net Income (Loss)	24,248	17,349	23,855	24,513	89,965
Redeemable Noncontrolling Interests in Income (Loss) of Consolidated Joint Venture	—	—	—	—	—
Noncontrolling Interests in Income (Loss) of Consolidated Joint Venture	—	—	—	—	—
Net Income (Loss) Attributable to KKR Real Estate Finance Trust Inc. and Subsidiaries	24,248	17,349	23,855	24,513	89,965
Preferred Stock Dividends and Redemption Value Adjustment	(457)	(32)	238	(276)	(527)
Net Income (Loss) Attributable to Common Stockholders	$24,705	$17,381	$23,617	$24,789	$90,492
Net Income (Loss) Per Share of Common Stock
Basic	$0.43	$0.30	$0.41	$0.43	$1.58
Diluted	$0.43	$0.30	$0.41	$0.43	$1.57
Weighted Average Number of Shares of Common Stock Outstanding
Basic	57,387,386	57,412,522	57,420,140	57,486,583	57,426,912
Diluted	57,477,234	57,507,219	57,549,066	57,595,424	57,532,490

KKR Real Estate Finance Trust Inc.
Notes to Consolidated Financial Statements
(dollars in tables in thousands, except per share amounts)

	2018
	Quarter Ended				Year Ended December 31, 2018
	March 31	June 30	September 30	December 31
Net Interest Income
Interest income	$31,694	$40,363	$51,895	$59,623	$183,575
Interest expense	10,690	18,798	23,337	32,192	85,017
Total net interest income	21,004	21,565	28,558	27,431	98,558
Other Income (Loss)	9,198	7,983	1,602	1,310	20,093
Operating Expenses	6,602	5,599	9,103	7,610	28,914
Income (Loss) Before Income Taxes, Noncontrolling Interests and Preferred Dividends	23,600	23,949	21,057	21,131	89,737
Income tax expense	175	(33)	85	(297)	(70)
Net Income (Loss)	23,425	23,982	20,972	21,428	89,807
Redeemable Noncontrolling Interests in Income (Loss) of Consolidated Joint Venture	34	29	—	—	63
Noncontrolling Interests in Income (Loss) of Consolidated Joint Venture	—	—	—	—	—
Net Income (Loss) Attributable to KKR Real Estate Finance Trust Inc. and Subsidiaries	23,391	23,953	20,972	21,428	89,744
Preferred Stock Dividends and Redemption Value Adjustment	111	470	151	1,719	2,451
Net Income (Loss) Attributable to Common Stockholders	$23,280	$23,483	$20,821	$19,709	$87,293
Net Income (Loss) Per Share of Common Stock, basic and diluted	$0.44	$0.44	$0.37	$0.34	$1.58
Weighted Average Number of Shares of Common Stock Outstanding
Basic	53,337,915	53,064,585	55,903,126	58,178,944	55,136,548
Diluted	53,378,467	53,069,866	55,921,655	58,253,821	55,171,061

Schedule IV - Mortgage Loans on Real Estate
December 31, 2019
(dollars in millions)

Description/Location	Prior Liens(A)	Face Amount	Carrying Amount	Interest Rate(B)	Payment Terms(C)	Maturity Date(D)
Senior Loans(E)
Senior Loan 1, Brooklyn, NY	N/A	358.3	356.0	L + 2.7	I/O	6/7/2024
Senior Loan 2, Arlington, VA	N/A	328.5	326.9	L + 2.5	I/O	7/7/2024
Senior Loan 3, Chicago, IL	N/A	318.7	316.3	L + 2.8	I/O	7/5/2026
Senior Loan 4, Boston, MA	N/A	204.0	203.1	L + 2.4	I/O	6/7/2023
Senior Loan 5, Various	N/A	193.7	192.0	L + 3.5	I/O	6/7/2024
Senior Loan 6, New York, NY	N/A	187.5	185.9	L + 3.6	I/O	1/7/2024
Senior Loan 7, Minneapolis, MN	N/A	185.1	184.7	L + 3.8	I/O	12/5/2022
Senior Loan 8, Seattle, WA	N/A	168.0	167.4	L + 3.8	I/O	10/7/2023
Senior Loan 9, Philadelphia, PA	N/A	154.6	154.2	L + 2.5	I/O	7/7/2023
Senior Loan 10, Philadelphia, PA	N/A	152.0	150.9	L + 2.6	I/O	5/7/2024
Senior Loan 11, North Bergen, NJ	N/A	150.0	149.7	L + 3.2	I/O	11/5/2022
Senior Loan 12, Irvine, CA	N/A	149.0	147.5	L + 2.9	I/O	11/7/2024
Senior Loan 13, New York, NY	N/A	148.4	148.2	L + 4.7	I/O	10/5/2021
Senior Loan 14, New York, NY	N/A	148.0	147.0	L + 2.6	I/O	12/7/2023
Senior Loan 15, Denver, CO	N/A	141.1	139.5	L + 2.8	I/O	9/7/2024
Senior Loan 16, Fort Lauderdale, FL	N/A	140.0	139.5	L + 2.9	I/O	12/7/2023
Senior Loan 17, Boston, MA	N/A	137.0	136.7	L + 2.7	I/O	4/7/2024
Senior Loan 18, West Palm Beach, FL	N/A	131.5	130.7	L + 2.9	I/O	11/7/2023
Senior Loan 19, Chicago, IL	N/A	125.1	123.6	L + 3.3	I/O	8/7/2024
Senior Loan 20, Portland, OR	N/A	125.0	124.7	L + 5.5	I/O	11/5/2020
Senior Loan 21, San Diego, CA	N/A	102.5	102.1	L + 3.4	I/O	12/7/2023
Senior Loan 22, Various	N/A	102.2	101.6	L + 2.6	I/O	8/12/2025
Senior Loan 23, Seattle, WA	N/A	92.3	92.1	L + 2.6	I/O	9/7/2023
Senior Loan 24, Los Angeles, CA	N/A	90.0	89.2	L + 2.8	I/O	1/7/2023
Senior Loan 25, New York, NY	N/A	86.0	85.7	L + 2.6	I/O	4/7/2023
Senior Loan 26, Seattle, WA	N/A	80.7	80.6	L + 3.6	I/O	4/7/2023
Senior Loan 27, Philadelphia, PA	N/A	77.0	76.6	L + 2.7	I/O	11/7/2023
Senior Loan 28, Brooklyn, NY	N/A	76.0	75.5	L + 2.9	I/O	2/7/2024
Senior Loan 29, Atlanta, GA	N/A	72.1	71.8	L + 2.7	I/O	8/7/2023
Senior Loan 30, Orlando, FL	N/A	72.0	71.9	L + 2.8	I/O	4/7/2023
Senior Loan 31, Herndon, VA	N/A	71.9	71.3	L + 2.5	I/O	1/7/2025
Senior Loan 32, State College, PA	N/A	69.2	68.6	L + 2.7	I/O	11/7/2024
Senior Loan 33, Austin, TX	N/A	67.5	66.9	L + 2.5	I/O	9/12/2024
Senior Loan 34, Queens, NY	N/A	66.3	66.2	L + 3.0	I/O	8/5/2022
Senior Loan 35, Atlanta, GA	N/A	61.5	61.0	L + 3.0	I/O	9/7/2024
Senior Loan 36, Washington, D.C.	N/A	44.7	43.1	L + 3.4	I/O	1/7/2025
Senior Loan 37, Queens, NY	N/A	42.0	41.9	L + 2.8	I/O	11/7/2023
Mezzanine Loans
Mezzanine Loan 1, Various	N/A	5.5	5.5	11.0	I/O	7/6/2025
Mezzanine Loan 2, Chicago, IL	N/A	35.9	35.1	L + 7.1	I/O	6/7/2024

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

For the activity within our loan portfolio during the year ended December 31, 2019, refer to Note 3 of our consolidated financial statements.

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
As of December 31, 2019, we carried out an evaluation, under the supervision and with the participation of our management, including the Co-Chief Executive Officers and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Co-Chief Executive Officers and Chief Financial Officer have concluded that, as of December 31, 2019, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

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

The remaining information required by this item is incorporated by reference to the company’s definitive proxy statement to be filed not later than April 30, 2020 with the SEC pursuant to Regulation 14A under the Exchange Act.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the company’s definitive proxy statement to be filed not later than April 30, 2020 with the SEC pursuant to Regulation 14A under the Exchange Act.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to the company’s definitive proxy statement to be filed not later than April 30, 2020 with the SEC pursuant to Regulation 14A under the Exchange Act.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to the company’s definitive proxy statement to be filed not later than April 30, 2020 with the SEC pursuant to Regulation 14A under the Exchange Act.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to the company’s definitive proxy statement to be filed not later than April 30, 2020 with the SEC pursuant to Regulation 14A under the Exchange Act.

PART IV.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)    The following documents are filed as part of the Annual Report on Form 10-K.

1.    Financial Statements

See Item 8 to the Annual Report on Form 10-K.

2.    Financial Statement Schedules:

See Schedule IV — Mortgage Loans on Real Estate as of December 31, 2019 of the Annual Report on Form 10-K.

3.    Exhibits:

Exhibit Number	Exhibit Description

3.1	Articles of Restatement of KKR Real Estate Finance Trust Inc., dated as of May 10, 2017 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 10, 2017).

3.2	Amended and Restated Bylaws of KKR Real Estate Finance Trust Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Registration on Form S-11/A filed on April 13, 2017).

4.1	Description of Securities

4.2
Indenture (including form of Note), dated as of May 18, 2018, by and between KKR Real Estate Finance Trust Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on May 18, 2018).

4.3
Indenture, dated as of November 28, 2018, among KREF 2018-FL1 Ltd., KREF 2018-FL1 LLC, KREF CLO Loan Seller LLC, Wilmington Trust, National Association, and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 29, 2018).

10.1
Third Amended and Restated Management Agreement, dated as of May 5, 2017, between KKR Real Estate Finance Trust Inc. and KKR Real Estate Finance Manager LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 10, 2017).

10.2
First Amendment to the Third Amended and Restated Management Agreement, dated as of August 5, 2019, between KKR Real Estate Finance Trust Inc. and KKR Real Estate Finance Manager LLC (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2019).

10.3
Stockholders Agreement, dated as of March 29, 2016, among KKR Fund Holdings L.P., the stockholders party thereto, KKR Real Estate Finance Trust Inc. and KKR Real Estate Finance Manager LLC (incorporated by reference to Exhibit 10.2 to the Company’s Registration on Form S-11 filed on April 3, 2017).

10.4
First Amendment to the Stockholders Agreement, dated as of September 29, 2016, among KKR Real Estate Finance Trust Inc., KKR Real Estate Finance Manager LLC, KKR Fund Holdings L.P. and the stockholders party thereto (incorporated by reference to Exhibit 10.3 to the Company’s Registration on Form S-11 filed on April 3, 2017).

10.5
Second Amendment to the Stockholders Agreement, dated as of January 9, 2017, among KKR Real Estate Finance Trust Inc., KKR Real Estate Finance Manager LLC, KKR Fund Holdings L.P. and the stockholders party thereto (incorporated by reference to Exhibit 10.4 to the Company’s Registration on Form S-11 filed on April 3, 2017).

10.6
Registration Rights Agreement, dated as of March 29, 2016, among KKR Real Estate Finance Trust Inc., KKR Fund Holdings L.P. and the other investors party thereto (incorporated by reference to Exhibit 10.5 to the Company’s Registration on Form S-11 filed on April 3, 2017).

10.7
First Amendment to the Registration Rights Agreement, dated as of September 29, 2016, among KKR Real Estate Finance Trust Inc., KKR Fund Holdings L.P. and the other investors party thereto (incorporated by reference to Exhibit 10.6 to the Company’s Registration on Form S-11 filed on April 3, 2017).

10.8
Loan and Servicing Agreement, dated as of April 11, 2018, among KREF Holdings VII LLC, KREF Lending VII LLC, PNC Bank, National Association, Midland Loan Services, a division of PNC Bank, National Association, the Initial Lender, and KKR Capital Markets LLC (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018).

10.9
First Amendment to Loan and Servicing Agreement dated as of December 20, 2019. among KREF Holdings VII LLC, KREF Lending VII LLC, PNC Bank, National Association, Midland Loan Services, a division of PNC Bank, National Association, and the Lenders parties thereto.

10.10
Master Repurchase and Securities Contract, dated as of October 21, 2015, between KREF Lending I LLC and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.10 to the Company’s Registration on Form S-11 filed on April 3, 2017).

10.11
Amendment No. 1 to Master Repurchase and Securities Contract and Omnibus Amendment to Repurchase Documents, dated as of February 4, 2016, between KREF Lending I LLC and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.11 to the Company’s Registration on Form S-11 filed on April 3, 2017).

10.12
Amendment No. 2 to Master Repurchase and Securities Contract, Guarantee Agreement, Servicing Agreement and Custodial Agreement, dated as of September 9, 2016, among KREF Lending I LLC, Wells Fargo Bank, National Association, KKR Real Estate Finance Holdings, L.P. and Situs Asset Management LLC (incorporated by reference to Exhibit 10.12 to the Company’s Registration on Form S-11 filed on April 3, 2017).

10.13
Guarantee Agreement, dated as of October 21, 2015, made by KKR Real Estate Finance Holdings L.P. in favor of Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.13 to the Company’s Registration on Form S-11 filed on April 3, 2017).

10.14
Limited Guaranty, dated as of September 30, 2016, made by KKR Real Estate Finance Holdings L.P. in favor of Goldman Sachs Bank USA (incorporated by reference to Exhibit 10.15 to the Company’s Registration on Form S-11 filed on April 3, 2017).

10.15
Amended & Restated Master Repurchase Agreement, dated as of November 1, 2017, among KREF Lending III LLC, KREF Lending III TRS LLC and Goldman Sachs Bank USA (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017).

10.16
Reaffirmation of Guaranty, dated as of November 1, 2017, made by KKR Real Estate Finance Holdings L.P. in favor of Goldman Sachs Bank USA (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017).

10.17
First Amendment to Amended and Restated Master Repurchase Agreement, dated July 31, 2018, between KREF Lending III LLC, KREF Lending III TRS LLC and Goldman Sachs Bank USA (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2019).

10.18
Second Amendment to Amended and Restated Master Repurchase Agreement, dated October 31,2018, between KREF Lending III LLC, KREF Lending III TRS LLC and Goldman Sachs Bank USA (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019).

10.19
Master Repurchase and Securities Contract Agreement, dated as of December 6, 2016, between Morgan Stanley Bank, N.A. and KREF Lending IV LLC (incorporated by reference to Exhibit 10.16 to the Company’s Registration on Form S-11 filed on April 3, 2017).

10.20
Omnibus Amendment, dated as of November 10, 2017, to the Master Repurchase and Securities Contract Agreement, dated as of December 6, 2016, between Morgan Stanley Bank, N.A. and KREF Lending IV LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 13, 2017).

10.21
Guaranty Agreement, dated as of December 6, 2016, made by KKR Real Estate Finance Holdings L.P. in favor of Morgan Stanley Bank, N.A. (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017).

10.22
First Amendment to Master Repurchase Agreement, dated December 31, 2018, between Morgan Stanley Bank, N.A. and KREF Lending IV LLC (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019).

10.23
Second Amendment to Master Repurchase Agreement, dated March 14, 2019, between Morgan Stanley Bank, N.A. and KREF Lending IV LLC and KKR Real Estate Finance Holdings L.P. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019).

10.24
Third Amendment to Master Repurchase Agreement, dated June 7, 2019, between Morgan Stanley Bank, N.A. and KREF Lending IV LLC and KKR Real Estate Finance Holdings L.P. (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019).

10.25
Amended and Restated Master Repurchase and Securities Contract, dated as of April 7, 2017, between KREF Lending I LLC and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.20 to the Company’s Registration on Form S-11/A filed on April 13, 2017).

10.26
Amendment No. 1 to Amended and Restated Master Repurchase and Securities Contract, dated as of September 20, 2017, between KREF Lending I LLC and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017).

10.27
Amendment No. 2 to Amended and Restated Master Repurchase and Securities Contract, dated as of November 28, 2018, between KREF Lending I LLC and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019).

10.28
Letter Agreement, dated March 27, 2019, amending the Amended and Restated Master Repurchase and Securities Contract between KREF Lending I LLC and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019).

10.29
Amendment No. 3 to Guarantee Agreement, dated as of April 7, 2017, between Wells Fargo Bank, National Association and KKR Real Estate Finance Holdings L.P. (incorporated by reference to Exhibit 10.21 to the Company’s Registration on Form S-11/A filed on April 13, 2017).

10.30
Amendment No. 4 to Guarantee Agreement, dated as of December 28, 2018, between Wells Fargo Bank, National Association and KKR Real Estate Finance Holdings L.P (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018).

10.31
Master Repurchase and Securities Contract Agreement, dated as of June 27, 2019, among KREF Lending V LLC, Morgan Stanley Mortgage Capital Holdings LLC and Morgan Stanley Bank, N.A. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019).

10.32
Guaranty Agreement, dated as of June 27, 2019, by KKR Real Estate Finance Holdings L.P. in favor of Morgan Stanley Mortgage Capital Holdings LLC for the benefit of Morgan Stanley Bank, N.A. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019).

10.33
First Amendment to Master Repurchase Agreement, dated as of December 24, 2019, by and among Morgan Stanley Mortgage Capital Holdings LLC, Morgan Stanley Bank, N.A. and the other Buyers named therein, and KREF Lending V LLC.

10.34
Trademark License Agreement, dated as of May 4, 2017, between Kohlberg Kravis Roberts & Co. L.P. and KKR Real Estate Finance Trust Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 10, 2017).

10.35†	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.19 to the Company’s Registration on Form S-11/A filed on April 26, 2017).

10.36†	Amended and Restated KKR Real Estate Finance Trust Inc. 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.18 to the Company’s Registration on Form S-11/A filed on April 26, 2017).

10.37†
Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement for Non-Employee Directors (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2018).

10.38†
Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017).

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

KKR REAL ESTATE FINANCE TRUST INC.

Date:	February 19, 2020	By:	/s/ Christen E.J. Lee
Name: Christen E.J. Lee
Title: Co-Chief Executive Officer and Co-President
(Co-Principal Executive Officer)

Date:	February 19, 2020	By:	/s/ Matthew A. Salem
Name: Matthew A. Salem
Title: Co-Chief Executive Officer and Co-President
(Co-Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below and on the dates indicated below.

Date:	February 19, 2020	By:	/s/ Christen E.J. Lee
Name: Christen E.J. Lee
Title: Co-Chief Executive Officer and Co-President
(Co-Principal Executive Officer)

Date:	February 19, 2020	By:	/s/ Matthew A. Salem
Name: Matthew A. Salem
Title: Co-Chief Executive Officer and Co-President
(Co-Principal Executive Officer)

Date:	February 19, 2020	By:	/s/ Mostafa Nagaty
Name: Mostafa Nagaty
Title: Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

Date:	February 19, 2020	By:	/s/ Ralph F. Rosenberg
Name: Ralph F. Rosenberg
Title: Director

Date:	February 19, 2020	By:	/s/ Todd A. Fisher
Name: Todd A. Fisher
Title: Director

Date:	February 19, 2020	By:	/s/ Terrence R. Ahern
Name: Terrence R. Ahern
Title: Director

Date:	February 19, 2020	By:	/s/ Jonathan A. Langer
Name: Jonathan A. Langer
Title: Director

Date:	February 19, 2020	By:	/s/ R. Craig Blanchard
Name: R. Craig Blanchard
Title: Director

Date:	February 19, 2020	By:	/s/ Deborah H. McAneny
Name: Deborah H. McAneny
Title: Director

Date:	February 19, 2020	By:	/s/ Irene M. Esteves
Name: Irene M. Esteves
Title: Director

Date:	February 19, 2020	By:	/s/ Paula Madoff
Name: Paula Madoff
Title: Director