Form 10-Q
period 2020-03-31
KKR Real Estate Finance Trust Inc.
filed 2020-04-28
CIK 1631596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020

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

The number of shares of the registrant's common stock, par value $0.01 per share, outstanding as of April 27, 2020 was 55,478,573.

KKR REAL ESTATE FINANCE TRUST INC.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2020

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which reflect our current views with respect to, among other things, our operations and financial performance. You can identify these forward-looking statements by the use of words such as "outlook," "believe," "expect," "potential," "continue," "may," "should," "seek," "approximately," "predict," "intend," "will," "plan," "estimate," "anticipate," the negative version of these words, other comparable words or other statements that do not relate strictly to historical or factual matters. By their nature, forward-looking statements speak only as of the date they are made, are not statements of historical fact or guarantees of future performance and are subject to risks, uncertainties, assumptions or changes in circumstances that are difficult to predict or quantify, in particular due to the uncertainties created by the COVID-19 pandemic, including the projected impact of COVID-19 on our business, financial performance and operating results. Our expectations, beliefs and projections are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that management's expectations, beliefs and projections will result or be achieved and actual results may vary materially from what is expressed in or indicated by the forward-looking statements.

There are a number of risks, uncertainties and other important factors that could cause our actual results to differ materially from the forward-looking statements contained in this Quarterly Report on Form 10-Q. Such risks, uncertainties and other important factors include, among others, the risks, uncertainties and factors set forth under Part I, Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (the "Form 10-K"), and in the section entitled “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q. Such risks and uncertainties include, but are not limited to, the following:

•	the severity and duration of the COVID-19 pandemic;

•	potential risks and uncertainties relating to the ultimate geographic spread of COVID-19;

•	actions that may be taken by governmental authorities to contain the COVID-19 outbreak or to treat its impact;

•	the potential negative impacts of COVID-19 on the global economy and the impacts of COVID-19 on the Company’s financial condition and business operations;

•	deterioration in the performance of the properties securing our investments that may cause deterioration in the performance of our investments and, potentially, principal losses to us;

•	difficulty or delays in redeploying the proceeds from repayments of our existing investments;

•	the general political, economic and competitive conditions in the United States and in any foreign jurisdictions in which we invest;

•	the level and volatility of prevailing interest rates and credit spreads;

•	adverse changes in the real estate and real estate capital markets;

•	general volatility of the securities markets in which we participate;

•	changes in our business, investment strategies or target assets;

•	difficulty in obtaining financing or raising capital;

•	adverse legislative or regulatory developments;

•	reductions in the yield on our investments and increases in the cost of our financing;

•
acts of God such as hurricanes, earthquakes and other natural disasters, pandemics such as COVID-19, acts of war and/or terrorism and other events that may cause unanticipated and uninsured performance declines and/or losses to us or the owners and operators of the real estate securing our investments;

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

There may be other factors that may cause our actual results to differ materially from the forward-looking statements, including factors set forth under Part I, Item 1A. "Risk Factors" in the Form 10-K, Part I, Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Part II, Item 1A. "Risk Factors" in this Form 10-Q, as such factors may be updated from time to time in our other periodic filings with the SEC, which are accessible on the SEC's website at www.sec.gov and on the investor relations section of our website at www.kkrreit.com. You should evaluate all forward-looking statements made in this Form 10-Q in the context of these risks and uncertainties.

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

PART I — FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

KKR Real Estate Finance Trust Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(Amounts in thousands, except share and per share data)

	March 31, 2020	December 31, 2019
Assets
Cash and cash equivalents	$369,867	$67,619
Commercial mortgage loans, held-for-investment	5,089,968	4,931,042
Less: Allowance for credit losses	(65,979)	—
Commercial mortgage loans, held-for-investment, net	5,023,989	4,931,042
Equity method investments	34,441	37,469
Accrued interest receivable	17,263	16,305
Other assets	10,121	4,583
Total Assets	$5,455,681	$5,057,018

Liabilities and Equity
Liabilities
Secured financing agreements, net	$3,368,329	$2,884,887
Collateralized loan obligation, net	805,008	803,376
Convertible notes, net	139,420	139,075
Loan participations sold, net	64,972	64,966
Dividends payable	24,204	25,036
Accrued interest payable	7,513	6,686
Accounts payable, accrued expenses and other liabilities(A)	8,907	3,363
Due to affiliates	5,022	5,917
Total Liabilities	4,423,375	3,933,306

Commitments and Contingencies (Note 11)

Temporary Equity
Redeemable preferred stock	2,108	1,694

Permanent Equity
Preferred stock, 50,000,000 authorized (1 share with par value of $0.01 issued and outstanding as of March 31, 2020 and December 31, 2019)	—	—
Common stock, 300,000,000 authorized (55,838,032 and 57,486,583 shares with par value of $0.01 issued and outstanding as of March 31, 2020 and December 31, 2019, respectively)	575	575
Additional paid-in capital	1,167,602	1,165,995
Accumulated deficit	(82,777)	(8,594)
Repurchased stock, 3,511,240 and 1,862,689 shares repurchased as of March 31, 2020 and December 31, 2019, respectively	(55,202)	(35,958)
Total KKR Real Estate Finance Trust Inc. stockholders’ equity	1,030,198	1,122,018
Total Permanent Equity	1,030,198	1,122,018
Total Liabilities and Equity	$5,455,681	$5,057,018

(A)     Includes $4.3 million and $0.0 million of reserve for unfunded loan commitments at March 31, 2020 and December 31, 2019, respectively.

See Notes to Condensed Consolidated Financial Statements.

KKR Real Estate Finance Trust Inc. and Subsidiaries

Condensed Consolidated Statements of Income (Unaudited)
(Amounts in thousands, except share and per share data)

	For the Three Months Ended March 31,
	2020	2019
Net Interest Income
Interest income	$71,079	$64,751
Interest expense	39,082	34,842
Total net interest income	31,997	29,909
Other Income
Income (loss) from equity method investments	(1,901)	1,125
Change in net assets related to CMBS consolidated variable interest entities	—	342
Other income	360	482
Total other income (loss)	(1,541)	1,949

Operating Expenses
General and administrative	3,767	2,361
Provision for credit losses, net	55,274	—
Management fees to affiliate	4,299	4,287
Incentive compensation to affiliate	1,606	953
Total operating expenses	64,946	7,601

Income (Loss) Before Income Taxes, Preferred Dividends and Redemption Value Adjustment	(34,490)	24,257
Income tax expense	82	9
Net Income (Loss)	(34,572)	24,248
Preferred Stock Dividends and Redemption Value Adjustment	592	(457)
Net Income (Loss) Attributable to Common Stockholders	$(35,164)	$24,705

Net Income (Loss) Per Share of Common Stock
Basic	$(0.61)	$0.43
Diluted	$(0.61)	$0.43
Weighted Average Number of Shares of Common Stock Outstanding
Basic	57,346,726	57,387,386
Diluted	57,346,726	57,477,234

Dividends Declared per Basic and Diluted Share of Common Stock	$0.43	$0.43

See Notes to Condensed Consolidated Financial Statements.

KKR Real Estate Finance Trust Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Equity (Unaudited)
(Amounts in thousands, except share data)

	Permanent Equity								Temporary Equity
	KKR Real Estate Finance Trust Inc.
	Preferred Stock		Common Stock
	Shares	Stated Value	Shares	Par Value	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Repurchased Stock	Total KKR Real Estate Finance Trust Inc. Stockholders' Equity	Redeemable Preferred Stock
Balance at December 31, 2019	1	$—	57,486,583	$575	$1,165,995	$(8,594)	$(35,958)	$1,122,018	$1,694
Repurchase of common stock	—	—	(1,648,551)	—	—	—	(19,244)	(19,244)	—
Preferred dividends declared, per share	—	—	—	—	—	—	—	—	(178)
Common dividends declared, $0.43 per share	—	—	—	—	—	(24,010)	—	(24,010)	—
Adjustment of redeemable preferred stock to redemption value	—	—	—	—	—	(414)	—	(414)	414
Stock-based compensation	—	—	—	—	1,607	—	—	1,607	—
Cumulative-effect adjustment upon adoption of ASU 2016-13 (Note 2)	—	—	—	—	—	(15,009)	—	(15,009)	—
Net income (loss)	—	—	—	—	—	(34,750)	—	(34,750)	178
Balance at March 31, 2020	1	$—	55,838,032	$575	$1,167,602	$(82,777)	$(55,202)	$1,030,198	$2,108

	Permanent Equity								Temporary Equity
	KKR Real Estate Finance Trust Inc.
	Preferred Stock		Common Stock
	Shares	Stated Value	Shares	Par Value	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Repurchased Stock	Total KKR Real Estate Finance Trust Inc. Stockholders' Equity	Redeemable Preferred Stock
Balance at December 31, 2018	1	$—	57,596,217	$576	$1,163,845	$(225)	$(31,854)	$1,132,342	$2,846
Repurchase of common stock	—	—	(212,809)	(2)	—	—	(4,104)	(4,106)	—
Offering costs	—	—	—	—	(518)	—	—	(518)	—
Preferred dividends declared, per share	—	—	—	—	—	—	—	—	(161)
Common dividends declared, $0.43 per share	—	—	—	—	—	(24,761)	—	(24,761)	—
Adjustment of redeemable preferred stock to redemption value	—	—	—	—	—	618	—	618	(618)
Stock-based compensation	—	—	—	—	991	—	—	991	—
Net income (loss)	—	—	—	—	—	24,087	—	24,087	161
Balance at March 31, 2019	1	$—	57,383,408	$574	$1,164,318	$(281)	$(35,958)	$1,128,653	$2,228

See Notes to Condensed Consolidated Financial Statements.

KKR Real Estate Finance Trust Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Amounts in thousands)

	For the Three Months Ended March 31,
	2020	2019
Cash Flows From Operating Activities
Net income (loss)	$(34,572)	$24,248
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of deferred debt issuance costs and discounts	5,388	4,377
Accretion of net deferred loan fees and discounts	(4,333)	(6,464)
Change in non-cash net assets of consolidated variable interest entities	—	154
(Income) Loss from equity method investments	2,789	(468)
Provision for credit losses, net	55,274	—
Stock-based compensation expense	1,607	991
Changes in operating assets and liabilities:
Accrued interest receivable, net	(958)	724
Other assets	(687)	470
Accrued interest payable	827	1,019
Accounts payable, accrued expenses and other liabilities	1,895	546
Due to affiliates	146	14
Net cash provided by (used in) operating activities	27,376	25,611

Cash Flows From Investing Activities
Proceeds from sale/syndication and principal repayments of commercial mortgage loans, held-for-investment	179,553	561,815
Origination of commercial mortgage loans, held-for-investment	(334,146)	(323,539)
Investment in commercial mortgage-backed securities, equity method investee	—	(1,770)
Net cash provided by (used in) investing activities	(154,593)	236,506

Cash Flows From Financing Activities
Proceeds from borrowings under secured financing agreements	805,967	335,708
Payments of common stock dividends	(24,719)	(24,899)
Payments of preferred stock dividends	(303)	(271)
Principal repayments on borrowings under secured financing agreements	(324,825)	(424,665)
Payments of debt and collateralized debt obligation issuance costs	(2,206)	(1,258)
Payments of stock issuance costs	(157)	(717)
Payments to reacquire common stock	(23,252)	(4,106)
Tax withholding on stock-based compensation	(1,040)	—
Net cash provided by (used in) financing activities	429,465	(120,208)

Net Increase (Decrease) in Cash, Cash Equivalents	302,248	141,909
Cash, Cash Equivalents at Beginning of Period	67,619	86,531
Cash, Cash Equivalents at End of Period	$369,867	$228,440

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$33,376	$30,834
Cash paid during the period for income taxes	—	127

Supplemental Schedule of Non-Cash Investing and Financing Activities
Dividend declared, not yet paid	24,204	24,850
Deferred financing costs, not yet paid	86	—
Deferred issuance costs, not yet paid	101	—

See Notes to Condensed Consolidated Financial Statements.

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollars in tables in thousands, except per share amounts)

Note 1. Business and Organization

KKR Real Estate Finance Trust Inc. (together with its consolidated subsidiaries, referred to throughout this report as the "Company", "KREF", "we", "us" and "our") is a Maryland corporation that was formed and commenced operations on October 2, 2014 as a mortgage real estate investment trust ("REIT") that focuses primarily on originating and acquiring senior loans secured by commercial real estate ("CRE") assets.

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

As of March 31, 2020, KKR beneficially owned 22,008,616 shares of KREF's common stock, of which 2,008,616 shares were held by KKR on behalf of a third-party investor.

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation — The accompanying unaudited condensed consolidated financial statements and related notes of KREF are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and instructions to Form 10-Q. The condensed consolidated financial statements, including these notes, are unaudited and exclude some of the disclosures required in annual financial statements. Accordingly, certain information and footnote disclosures normally included in the consolidated financial statements have been condensed or omitted. The condensed consolidated financial statements include the accounts of KREF and its consolidated subsidiaries, and all intercompany transactions and balances have been eliminated. In the opinion of management, all adjustments considered necessary for a fair presentation of KREF’s financial position, results of operations and cash flows have been included and are of a normal and recurring nature. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. These condensed consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K.

Risks and Uncertainties — The recent outbreak of the coronavirus pandemic (“COVID-19”) around the globe continues to adversely impact global commercial activity and has contributed to significant volatility in financial markets. The impact of the outbreak has been rapidly evolving around the globe, with several countries taking drastic measures to limit the spread of the virus by instituting quarantines or lockdowns and imposing travel restrictions. Such actions are creating significant disruptions to global supply chains, and adversely impacting several industries, including but not limited to, airlines, hospitality, retail and the broader real estate industry.

The major disruption caused by COVID-19 brought to a halt most economic activity in most of the United States resulting in a significant increase in unemployment claims and will likely result in a significant decline in the U.S. Gross Domestic Product (“GDP”).

COVID-19 could have a continued and prolonged adverse impact on economic and market conditions and trigger a period of global economic slowdown which could have a material adverse effect on the Company’s results and financial condition.

The full impact of COVID-19 on the real estate industry, the credit markets and consequently on the Company’s financial condition and results of operations is uncertain and cannot be predicted at the current time as it depends on several factors beyond the control of the Company including, but not limited to (i) the uncertainty around the severity and duration of the outbreak, (ii) the effectiveness of the United States public health response, (iii) the pandemic’s impact on the U.S. and global economies, (iv) the timing, scope and effectiveness of additional governmental responses to the pandemic, (v) the timing and speed of economic recovery, including the availability of a treatment or vaccination for COVID-19 and (vi) the negative impact on our borrowers, real estate values and cost of capital.

Use of Estimates — The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Management makes subjective estimates to project cash flows KREF expects to receive on its investments in loans and securities as well as the related market discount rates, which significantly impacts the interest income, impairments, allowance for loan loss and fair values recorded or disclosed. The effects of COVID-19 may negatively and materially impact significant estimates and assumptions used by the Company including, but not limited to estimates of expected credit losses, valuation of our equity method investments and the fair value estimates of the Company’s assets and liabilities. Actual results could materially differ from those estimates.

Consolidation — KREF consolidates those entities for which (i) it controls through either majority ownership or voting rights or (ii) management determines that KREF is the primary beneficiary of entities deemed to be variable interest entities ("VIEs").

Variable Interest Entities — VIEs are entities (i) in which equity investors do not have an interest with the characteristics of a controlling financial interest, (ii) do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or (iii) established with non-substantive voting rights. A VIE is required to be consolidated only by its primary beneficiary, which is defined as the party that has the power to direct the activities of the VIE that most significantly impact the VIE's economic performance and that has the obligation to absorb losses of, or the right to receive benefits from, the VIE that could be potentially significant to the VIE (Note 8).

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

KREF derives the fair value of its Level 3 CMBS VIE assets from its Level 3 CMBS VIE liabilities, which management considers to possess more observable market value data than the CMBS VIE assets. See "— Fair Value — Valuation of CMBS Consolidated VIEs" for additional discussion regarding management's valuation of consolidated CMBS VIEs. During the three months ended September 30, 2019, KREF sold the remaining directly held CMBS investments, including an unrated tranche that represented the most subordinated tranche of the CMBS issued by that trust, including the controlling class. Accordingly, KREF deconsolidated the respective CMBS trust (Note 8).

Temporary Equity — KREF's Special Non-Voting Preferred Stock (“SNVPS”) became redeemable in the second quarter of 2018. As a result, starting with the second quarter of 2018, KREF adjusts the carrying value of the SNVPS to its redemption value quarterly. Accordingly, KREF adjusted the carrying value of the SNVPS to its redemption value of $2.1 million as of March 31, 2020 and recorded a $0.4 million non-cash redemption value adjustment to the SNVPS (“SNVPS Redemption Value Adjustment”) during the three months ended March 31, 2020. Such adjustment is treated similar to a dividend on preferred stock for GAAP purposes, accordingly, the SNVPS Redemption Value Adjustment is therefore deducted from (or added back to) “Net Income (Loss)” to arrive at “Net Income (Loss) Attributable to Common Stockholders” on KREF's Condensed Consolidated Statements of Income.

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

Management determined that KREF's investment in the Manager is an interest in a VIE, however KREF is not the primary beneficiary. KREF does not have substantive participating or kick-out rights nor the power to direct activities and the obligation to absorb losses of the Manager that could be significant to the Manager. KREF accounts for its investment in the Manager using the equity method (Note 8).

Management determined that KREF's investment in an aggregator vehicle alongside KKR Real Estate Credit Opportunity Partners L.P. ("RECOP I ") is an interest in a VIE, however KREF is not the primary beneficiary and does not have substantive participating or kick-out rights. Management elected the fair value option for KREF's investment in RECOP I. KREF records its share of net asset value in RECOP I in “Equity method investments” on its Condensed Consolidated Balance Sheets and its share of unrealized gains or losses in "Income from equity method investments" in its Condensed Consolidated Statements of Income.

KREF classifies distributions received from equity method investees using the cumulative earnings approach. Distributions received up to the cumulative earnings from each equity method investee are considered returns on investment and presented within “Cash Flows from Operating Activities” in the Condensed Consolidated Statements of Cash Flows; excess distributions received are considered returns of investment and presented within “Cash Flows from Investing Activities” in the Condensed Consolidated Statements of Cash Flows.

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
Valuation Process — The Manager reviews the valuation of Level 3 financial instruments as part of KKR's quarterly process. As of March 31, 2020, KKR’s valuation process for Level 3 measurements, as described below, subjected valuations to the review and oversight of various committees. KKR has a global valuation committee assisted by the asset class-specific valuation committees, including a real estate valuation committee that reviews and approves all preliminary Level 3 valuations for real estate assets, including the financial instruments held by KREF. The global valuation committee is responsible for coordinating and implementing KKR’s valuation process to ensure consistency in the application of valuation principles across portfolio investments and between periods. All Level 3 valuations are also subject to approval by the global valuation committee.

Valuation of Commercial Mortgage Loans and Participation Sold — Management generally considers KREF's commercial mortgage loans Level 3 assets in the fair value hierarchy as such assets are illiquid, structured investments that are specific to the underlying property and its operating performance (Note 13). On a quarterly basis, management engages an independent valuation firm to estimate the fair value of each loan categorized as a Level 3 asset. Management reviews the quarterly loan valuation estimates provided by the independent valuation firm. These loans are generally valued using a discounted cash flow model using discount rates derived from observable market data applied to the capital structure of the respective sponsor and

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollars in tables in thousands, except per share amounts)

estimated property value. In the event that management's estimate of fair value differs from the fair value estimate provided by the independent valuation firm, KREF ultimately relies solely upon the valuation prepared by the investment personnel of the Manager.

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

Sales of Financial Assets and Financing Agreements — KREF will, from time to time, transfer loans, securities and other assets as well as finance assets in the form of secured borrowings. In each case, management evaluates whether the transaction constitutes a sale through legal isolation of the transferred financial asset from KREF, the ability of the transferee to pledge or exchange the transferred asset without constraint and the transfer of control of the transferred asset. For transfers that constitute sales, KREF (i) recognizes the financial assets it retains and liabilities it has incurred, if any, (ii) derecognizes the financial assets it has sold, and derecognizes liabilities when extinguished and (iii) recognizes a realized gain, or loss, based upon the excess, or deficient, proceeds received over the carrying value of the transferred asset. KREF does not recognize a gain, or loss, on interests retained, if any, where management elected the fair value option prior to sale.

Balance Sheet Measurement

Cash and Cash Equivalents and Restricted Cash — KREF considers cash equivalents as highly liquid short-term investments with maturities of 90 days or less when purchased. Substantially all amounts on deposit with major financial institutions exceed insured limits.

KREF must also maintain sufficient cash and cash equivalents to satisfy liquidity covenants related to its secured financing agreements. However, such amounts are not restricted from use in KREF's current operations, and KREF does not present these cash and cash equivalents as restricted. As of March 31, 2020 and December 31, 2019, KREF was required to maintain unrestricted cash and cash equivalents of at least $50.4 million and $33.4 million, respectively, to satisfy its liquidity covenants (Note 4).

Adoption of ASU No. 2016-13, Financial Instruments — Credit Losses — On January 1, 2020, KREF adopted ASU No. 2016-13, Financial Instruments-Credit Losses, and subsequent amendments (“ASU 2016-13”), which replaces the incurred loss methodology with an expected loss model known as the Current Expected Credit Loss ("CECL") model. CECL amends the previous credit loss model to reflect a reporting entity's current estimate of all expected credit losses, not only based on historical experience and current conditions, but also by including reasonable and supportable forecasts incorporating forward-looking information. The measurement of expected credit losses under CECL is applicable to financial assets measured at amortized cost, and off-balance sheet credit exposures such as unfunded loan commitments. The allowance for credit losses required under ASU 2016-13 is deducted from the respective loans’ amortized cost basis on our condensed consolidated balance sheets. The allowance for credit losses attributed to unfunded loan commitments is included in “Accounts payable, accrued expenses and other liabilities” in the condensed consolidated balance sheets. The guidance also requires a cumulative-effect adjustment to retained earnings as of the beginning of the reporting period of adoption.

In connection with KREF’s adoption of ASU 2016-13 on January 1, 2020, KREF implemented new processes including the utilization of loan loss forecasting models, updates to KREF's reserve policy documentation, changes to internal reporting processes and related internal controls. KREF has implemented loan loss forecasting models for estimating expected life-time credit losses, at the individual loan level, for its commercial mortgage loan portfolio. The CECL forecasting methods used by KREF include (i) a probability of default and loss given default method using underlying third-party CMBS/CRE loan database with historical loan losses from 1998 to 2019 and (ii) probability weighted expected cash flow method, depending on the type of loan and the availability of relevant historical market loan loss data. KREF might use other acceptable alternative approaches in the future depending on, among other factors, the type of loan, underlying collateral, and availability of relevant historical market loan loss data.

KREF estimates the CECL expected credit losses for its loan portfolio, including unfunded loan commitments, at the individual loan level. Significant inputs to KREF’s forecasting methods include (i) key loan-specific inputs such as loan-to-value ("LTV"), vintage year, loan-term, underlying property type, occupancy, geographic location, and expected timing and amount of future loan fundings, (ii) performance against the underwritten business plan and KREF's internal loan risk rating and (iii) a macro-economic forecast. Given the uncertain economic environment and the lack of clarity on the economic outlook, which largely depends on the severity and duration of the COVID-19 pandemic and how quickly normal economic activity resumes, the Company determined that a shorter forecast period of two quarters is appropriate with reversion to historical mean losses over two additional quarters. These estimates may change in future periods based on available future macro-economic data and might result in a material change in the Company’s future estimates of expected credit losses for its loan portfolio. KREF considers the individual loan internal risk rating as the primary credit quality indicator underlying the CECL assessment. In

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollars in tables in thousands, except per share amounts)

certain instances, KREF considers relevant loan-specific qualitative factors to certain loans to estimate its CECL expected credit losses.

KREF considers loan investments that are both (i) expected to be substantially repaid through the operation or sale of the underlying collateral, and (ii) for which the borrower is experiencing financial difficulty, to be “collateral-dependent” loans. For such loans that KREF determines that foreclosure of the collateral is probable, the Company measures the expected losses based on the difference between the fair value of the collateral and the amortized cost basis of the loan as of the measurement date. For collateral-dependent loans that KREF determines foreclosure is not probable, KREF applies a practical expedient to estimate expected losses using the difference between the collateral’s fair value (less costs to sell the asset if repayment is expected through the sale of the collateral) and the amortized cost basis of the loan.

Based on KREF's loan portfolio at January 1, 2020, the pre COVID-19 economic environment and the respective expectations for future economic conditions at the time, KREF recorded a cumulative-effect adjustment to KREF's accumulated deficit as of January 1, 2020 of $15.0 million, or $0.26 per common share, of which $1.1 million, or $0.02 per common share, is attributable to unfunded loan commitments.

The following table illustrates the day-one financial statements impact of the adoption of ASU 2016-13 on January 1, 2020:

	Pre-adoption	Transition Adjustment	Post-adoption
Assets
Commercial mortgage loans, held-for-investment	$4,931,042	$—	$4,931,042
Less: Allowance for credit losses	—	(13,909)	(13,909)
Commercial mortgage loans, held-for-investment, net	$4,931,042	$(13,909)	$4,917,133

Liabilities
Accounts payable, accrued expenses and other liabilities(A)	$3,363	$1,100	$4,463

Permanent Equity
Accumulated deficit	$(8,594)	$(15,009)	$(23,603)

(A)    Includes reserve for unfunded loan commitments.

Commercial Mortgage Loans Held‑For‑Investment and Allowance for Credit Losses — KREF recognizes its investments in commercial mortgage loans based on management's intent, and KREF's ability, to hold those investments through their contractual maturity. Management classifies those loans that management does not intend to sell in the foreseeable future, and KREF is able to hold until maturity, as held-for-investment. Loans that are held‑for‑investment are carried at their aggregate outstanding face amount, net of applicable (i) unamortized origination or acquisition premiums and discounts, (ii) unamortized deferred nonrefundable fees and other direct loan origination costs, and (iii) allowance for credit losses, net of charge-offs or write-downs of impaired loans. If a loan is determined to be impaired, management writes down the loan through a charge to the "Allowance for credit losses". See "— Expense Recognition — Commercial Mortgage Loans, Held-For-Investment" for additional discussion regarding management’s determination for loan losses. KREF applies the interest method to amortize origination or acquisition premiums and discounts and deferred nonrefundable fees or other direct loan origination costs, or on a straight-line basis when it approximates the interest method. Loans for which management elects the fair value option at the time of origination, or acquisition, are carried at fair value on a recurring basis (Note 3).

Commercial Mortgage Loans Held‑For‑Sale — Loans that KREF originates or acquires, which KREF is unable to hold, or management intends to sell or otherwise dispose of, in the foreseeable future are classified as held‑for‑sale and are carried at the lower of amortized cost or fair value.

Secured Financing Agreements — KREF's secured financing agreements, including uncommitted repurchase facilities, Term Lending Agreement, Warehouse Facility, Asset Specific Financings and Term Loan Financings, are treated as floating-rate collateralized financing arrangements carried at their contractual amounts, net of unamortized debt issuance costs (Note 4). Included within KREF's secured financing agreements is KREF's corporate revolving credit facility ("Revolver"), which is full recourse to certain guarantor wholly-owned subsidiaries of KREF.

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

Loan Participations Sold, Net — In connection with its investments in CRE loans, KREF finances certain investments through the syndication of non-recourse, or limited-recourse, loan participation to unaffiliated third parties. KREF’s presentation of the senior loan and related financing involved in the syndication depends upon whether the transaction is recognized as a sale under GAAP, though such differences in presentation do not generally impact KREF’s net stockholders’ equity or net income aside from timing differences in the recognition of certain transaction costs.

To the extent that a sale is recognized under GAAP from the syndication, KREF derecognizes the participation in the senior/whole loan that KREF sold and continues to carry the retained portion of the loan as an investment. While KREF does not generally expect to recognize a material gain or loss on these sales, KREF would realize a gain or loss in an amount equal to the difference between the net proceeds received from the third party purchaser and its carrying value of the loan participation that KREF sold at time of sale. Furthermore, KREF recognizes interest income only on the portion of the loan that it retains as a result of the sale.
To the extent that a sale is not recognized under GAAP from the syndication, KREF does not derecognize the participation in the senior/whole loan that it sold. Instead, KREF recognizes a loan participation sold liability in an amount equal to the principal of the loan participation syndicated less any unamortized discounts or financing costs resulting from the syndication. KREF continues to recognize interest income on the entire senior loan, including the interest attributable to the loan participation sold, as well as interest expense on the loan participation sold liability (Note 7).
Other Assets and Accounts Payable, Accrued Expenses and Other Liabilities — As of March 31, 2020, other assets primarily included $4.0 million of payments for stock repurchases that were not yet settled, and $3.1 million of deferred financing costs related to KREF's Revolver (Note 4). As of December 31, 2019, other assets primarily included $2.4 million of deferred financing costs related to KREF's Revolver. As of March 31, 2020, accounts payable, accrued expenses and other liabilities mainly consisted of $3.5 million of accrued expenses, $1.2 million of good faith deposits, and $4.3 million of allowance for credit losses related to KREF's unfunded loan commitments. As of December 31, 2019, accounts payable, accrued expenses and other liabilities mainly consisted of $2.7 million of accrued expenses and $0.7 million of good faith deposits.

Dividends Payable — KREF accrues for dividends on its common stock and the redeemable preferred stock upon declaration of such dividends. In March 2020, KREF's board of directors declared a dividend of $0.43 per share of common stock to shareholders of record as of March 31, 2020, which was accrued in “Dividends payable” on KREF’s Condensed Consolidated Balance Sheet as of March 31, 2020 and was subsequently paid on April 15, 2020.

Special Non-Voting Preferred Stock — Equity instruments that are redeemable for cash or other assets are classified as temporary equity if the instrument is redeemable, at the option of the holder, at a fixed or determinable price on a fixed or determinable date or upon the occurrence of an event that is not solely within the control of the issuer. Redeemable equity instruments are initially carried at the fair value of the equity instrument at the issuance date, which is subsequently adjusted at each balance sheet date if the instrument is currently redeemable or probable of becoming redeemable. KREF accounted for the SNVPS as redeemable preferred stock since a third party holds a redemption option, exercisable after May 5, 2018, and such redemption is not solely within KREF's control. The SNVPS became redeemable in the second quarter of 2018. As a result, starting with the second quarter of 2018, KREF adjusts the carrying value of the SNVPS to its redemption value

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollars in tables in thousands, except per share amounts)

quarterly. Accordingly, KREF adjusted the carrying value of the SNVPS to its redemption value of $2.1 million as of March 31, 2020 and recorded a $0.4 million non-cash SNVPS Redemption Value Adjustment during the three months ended March 31, 2020.

Repurchased Stock — KREF accounts for repurchases of its common stock based on the settlement date and presents repurchased stock in “Repurchased stock” on its Condensed Consolidated Balance Sheets (Note 9). Payments for stock repurchases that are not yet settled as of the reporting date are presented within “Other assets” on the Condensed Consolidated Balance Sheets. As of March 31, 2020, KREF did not retire any repurchased stock.

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

Other Income — KREF recognizes interest income earned on its cash balances and miscellaneous fee income in “Other income” on its Condensed Consolidated Statements of Income. Interest income on cash balances totaled $0.3 million and $0.2 million for the three months ended March 31, 2020 and 2019, respectively.

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

If management deems that it is probable that KREF will be unable to collect all amounts owed according to the contractual terms of a loan, impairment of that loan is indicated. If management considers a loan to be impaired, management writes-down the loan through a charge to the "Allowance for credit losses" based on the present value of expected future cash flows discounted at the loan’s contractual effective rate or the fair value of the collateral, if repayment is expected solely from the collateral. Significant judgment is required in determining impairment and in estimating the resulting credit loss allowance, and actual losses, if any, could materially differ from those estimates.

Management considers loans to be past due when a monthly payment is due and unpaid for 60 days or more. Loans are placed on nonaccrual status and considered non-performing when full payment of principal and interest is in doubt, which generally occurs when principal or interest is 120 days or more past due unless the loan is both well secured and in the process of collection. Interest received on loans placed on nonaccrual status are accounted for under the cost-recovery method, until qualifying for return to accrual. Management may return a loan to accrual status when repayment of principal and interest is reasonably assured under the terms of the restructured loan. As of March 31, 2020, KREF did not hold any loans that management placed on nonaccrual status or otherwise considered past due.

In conjunction with reviewing commercial mortgage loans held-for-investment for impairment, the Manager evaluates KREF's commercial mortgage loans on a quarterly basis, assesses the risk factors of each loan, and assigns a risk rating based on a variety of factors, including, without limitation, underlying real estate performance and asset value, values of comparable

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollars in tables in thousands, except per share amounts)

properties, durability and quality of property cash flows, sponsor experience and financial wherewithal, and the existence of a risk-mitigating loan structure. Additional key considerations include loan-to-value ratios, debt service coverage ratios, loan structure, real estate and credit market dynamics, and risk of default or principal loss. Based on a five-point scale, KREF's loans are rated "1" through "5," from less risk to greater risk, which ratings are defined as follows:

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

Accrued Interest Receivables — KREF elected not to measure an allowance for credit losses for accrued interest receivables. KREF generally writes off accrued interest receivable balance when interest is 120 days or more past due unless the loan is both well secured and in the process of collection. Write-offs of accrued interest receivable are recognized as “Provision for credit losses, net” in the Condensed Consolidated Statements of Income. KREF did not write-off any accrued interest receivable during the three months ended March 31, 2020.

Interest Expense — KREF expenses contractual interest due in accordance with KREF's financing agreements as incurred.

Deferred Debt Issuance Costs — KREF capitalizes and amortizes deferred financing costs incurred in connection with financing arrangements over their respective expected term using the interest method, or on a straight line basis when it approximates the interest method. KREF presents such expensed amounts, as well as deferred amounts written off, as additional interest expense in its Condensed Consolidated Statements of Income.

General and Administrative Expenses — KREF expenses general and administrative costs, including legal, diligence and audit fees; information technology costs; insurance premiums; and other costs as incurred.

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollars in tables in thousands, except per share amounts)

Management and Incentive Compensation to Affiliate — KREF expenses management fees and incentive compensation earned by the Manager on a quarterly basis in accordance with the Management Agreement (Note 12).

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

As of March 31, 2020 and December 31, 2019, KREF did not have any material deferred tax assets or liabilities arising from future tax consequences attributable to differences between the carrying amounts of existing assets and liabilities in accordance with GAAP and their respective tax bases.

KREF recognizes tax benefits for uncertain tax positions only if it is more likely than not that the position is sustainable based on its technical merits. Interest and penalties on uncertain tax positions are included as a component of the provision for income taxes in KREF's Condensed Consolidated Statements of Income. As of March 31, 2020, KREF did not have any material uncertain tax positions.

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

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollars in tables in thousands, except per share amounts)

Note 3. Commercial Mortgage Loans

The following table summarizes KREF's investments in commercial mortgage loans as of March 31, 2020 and December 31, 2019:

					Weighted Average
Loan Type	Outstanding Face Amount	Amortized Cost(A)	Carrying Value(B)	Loan Count	Floating Rate Loan %(C)	Coupon(C)	Life (Years)(D)
March 31, 2020
Loans held-for-investment
Senior loans(E)	$5,059,468	$5,032,066	$4,970,847	37	100.0%	4.8%	3.9
Mezzanine loans	58,731	57,902	53,142	3	90.6	10.0	4.3
	$5,118,199	$5,089,968	$5,023,989	40	99.9%	4.9%	3.9
December 31, 2019
Loans held-for-investment
Senior loans(E)	$4,919,298	$4,890,408	4,890,408	37	100.0%	5.0%	4.1
Mezzanine loans	41,400	40,634	40,634	2	86.7	9.6	4.6
	$4,960,698	$4,931,042	4,931,042	39	99.9%	5.1%	4.1

(A)    Amortized cost represents the outstanding face amount of loan, net of applicable unamortized discounts and loan origination fees.
(B)    Carrying value represents the amortized cost of loan, net of applicable allowance for credit losses.

(C)
Average weighted by outstanding face amount of loan. Weighted average coupon assumes the greater of applicable one-month LIBOR rates of 0.99% and 1.76% as of March 31, 2020 and December 31, 2019, respectively, or the applicable contractual LIBOR floor.

(D)	The weighted average life of each loan is based on the expected timing of the receipt of contractual principal repayments assuming all extension options are exercised by the borrower.

(E)
Senior loans may include accommodation mezzanine loans in connection with the senior mortgage financing. Also, includes vertical loan participations sold with a face amount of $65.0 million and a carrying value of $65.0 million as of March 31, 2020 and December 31, 2019, respectively. Includes CLO loan participations of $1.0 billion as of March 31, 2020 and December 31, 2019, respectively.

Activity — For the three months ended March 31, 2020, the loan portfolio activity was as follows:

	Held-for-Investment	Held-for-Sale	Total
Carrying amount at December 31, 2019	$4,931,042	$—	$4,931,042
Purchases and originations, net(A)	334,146	—	334,146
Proceeds from sales and principal repayments	(179,553)	—	(179,553)
Accretion of loan discount and other amortization, net(B)	4,333	—	4,333
Amortized cost at March 31, 2020	5,089,968	—	5,089,968
Cumulative-effect adjustment upon adoption of ASU 2016-13	(13,909)	—	(13,909)
Provision for credit losses, net	(52,070)	—	(52,070)
Carrying amount at March 31, 2020	$5,023,989	$—	$5,023,989

(A)	Net of applicable premiums, discounts and deferred loan origination costs. Includes fundings on previously originated loans.
(B)    Includes accretion of applicable discounts, certain fees and deferred loan origination costs.

As of March 31, 2020 and December 31, 2019, there was $28.2 million and $29.7 million, respectively, of unamortized deferred loan fees and discounts included in commercial mortgage loans, held-for-investment, net in the Condensed Consolidated Balance Sheets. KREF recognized prepayment fee income and net accelerated fees income of $0.0 million and $0.2 million, respectively, during the three months ended March 31, 2020. KREF recognized prepayment fee income and net accelerated fees income of $0.2 million and $2.3 million, respectively, during the three months ended March 31, 2019.

Loan Risk Ratings — As further described in Note 2, our Manager evaluates KREF's commercial mortgage loan portfolio on a quarterly basis. In conjunction with the quarterly commercial mortgage loan portfolio review, KREF's Manager assesses the risk factors of each loan and assigns a risk rating based on a variety of factors. Loans are rated “1” (very low risk) through “5”

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollars in tables in thousands, except per share amounts)

Impaired/Loss Likely), which ratings are defined in Note 2. The following table allocates the principal balance and net book value of the loan portfolio based on KREF's internal risk ratings:

March 31, 2020					December 31, 2019
Risk Rating	Number of Loans	Net Book Value	Total Loan Exposure(A)	Total Loan Exposure %	Risk Rating	Number of Loans	Net Book Value	Total Loan Exposure(A)	Total Loan Exposure %
1	2	$157,360	$158,074	3.0%	1	1	$85,730	$86,000	1.7%
2	3	288,303	291,268	5.6	2	5	450,827	451,858	9.0
3	28	3,855,849	4,001,127	77.0	3	33	4,394,485	4,501,440	89.3
4	7	722,477	746,330	14.4	4	—	—	—	—
5	—	—	—	—	5	—	—	—	—
	40	$5,023,989	$5,196,799	100.0%		39	$4,931,042	$5,039,298	100.0%

(A)
In certain instances, KREF finances its loans through the non-recourse sale of a senior interest that is not included in the condensed consolidated financial statements. Total loan exposure includes the entire loan KREF originated and financed, including $143.6 million of such non-consolidated interests as of March 31, 2020 and December 31, 2019, respectively.

As of March 31, 2020, the average risk rating of KREF's portfolio was 3.0 (Average Risk), weighted by total loan exposure, as compared to 2.9 (Average Risk) as of December 31, 2019.

Loan Vintage — The following tables present the amortized cost of the loan portfolio at March 31, 2020, by KREF's internal risk rating and year of origination. The risk ratings are updated as of March 31, 2020.

March 31, 2020
			Amortized Cost by Year of Origination
Risk Rating	Number of Loans	Outstanding Face Amount	2020	2019	2018	2017	2016	2015	Total	Carrying Amount
Commercial Mortgage Loans
1	2	$158,074	$—	$—	$157,618	$—	$—	$—	$157,618	$157,360
2	3	291,268	—	61,014	41,894	187,488	—	—	290,396	288,303
3	28	3,922,527	284,979	2,407,120	1,056,354	149,807	—	—	3,898,260	3,855,849
4	7	746,330	—	75,578	328,408	209,418	—	130,290	743,694	722,477
5	—	—	—	—	—	—	—	—	—	—
	40	$5,118,199	$284,979	$2,543,712	$1,584,274	$546,713	$—	$130,290	$5,089,968	$5,023,989

Allowance for Credit Losses — For the three months ended March 31, 2020, the changes to allowance for credit losses were as follows:

	Commercial Mortgage Loans	Unfunded Loan Commitments	Total
Balance at December 31, 2019	$—	$—	$—
Cumulative-effect adjustment upon adoption of ASU 2016-13	13,909	1,100	15,009
Provision for credit losses, net	52,070	3,204	55,274
Write-offs charged	—	—	—
Recoveries	—	—	—
Balance at March 31, 2020	$65,979	$4,304	$70,283

The increase in the provision for credit losses during the three months ended March 31, 2020 of $55.3 million, compared to the January 1, 2020 cumulative-effect adjustment upon adoption of ASU 2016-13 of $15.0 million, is primarily attributed to the

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollars in tables in thousands, except per share amounts)

significant adverse change in the economic outlook due to the COVID-19 pandemic. In addition, the average risk ratings of our loans increased from 2.9 as of December 31, 2019 to 3.0 as of March 31, 2020.

Concentration of Credit Risk — The following tables present the geographies and property types of collateral underlying KREF's commercial mortgage loans as a percentage of the loans' face amounts:

	March 31, 2020	December 31, 2019		March 31, 2020	December 31, 2019
Geography			Collateral Property Type
New York	22.3%	22.5%	Multifamily	56.2%	58.3%
Illinois	9.4	9.7	Office	28.2	25.5
Pennsylvania	9.0	9.2	Retail	4.6	4.7
Virginia	7.9	8.2	Hospitality	4.2	4.4
Massachusetts	7.5	7.7	Condo (Residential)	2.8	3.0
California	6.8	6.9	Industrial	2.7	2.8
Washington	6.7	6.9	Student Housing	1.3	1.3
Texas	5.6	2.5	Total	100.0%	100.0%
Florida	5.3	6.9
Georgia	4.3	4.3
Minnesota	3.7	3.7
New Jersey	3.0	3.1
Colorado	3.0	2.8
Oregon	2.4	2.5
Alabama	1.2	1.2
Other U.S.	1.9	1.9
Total	100.0%	100.0%

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollars in tables in thousands, except per share amounts)

Note 4. Debt Obligations

The following table summarizes KREF's secured master repurchase agreements and other financing arrangements in place as of March 31, 2020 and December 31, 2019:

	March 31, 2020											December 31, 2019
	Facility							Collateral				Facility
	Month Issued	Outstanding Face Amount	Carrying Value(A)	Maximum Facility Size	Final Stated Maturity	Weighted Average Funding Cost(B)	Weighted Average Life (Years) (B)	Outstanding Face Amount	Amortized Cost Basis	Carrying Value	Weighted Average Life (Years)(C)	Carrying Value(A)
Master Repurchase Agreements(D)
Wells Fargo(E)	Oct 2015	$468,452	$465,504	$1,000,000	Nov 2023	2.5%	2.4	$652,850	$648,616	$640,202	3.8	$464,933
Morgan Stanley(F)	Dec 2016	405,188	403,452	600,000	Dec 2022	2.8	2.3	544,943	541,399	537,693	4.7	392,279
Goldman Sachs(G)	Sep 2016	221,863	220,881	400,000	Oct 2020	3.2	0.6	311,385	311,021	305,483	2.5	223,867
Term Lending Agreement
KREF Lending V(H)	Jun 2019	896,815	895,983	900,000	Jun 2026	2.7	2.0	1,094,762	1,087,399	1,075,115	4.1	868,816
Warehouse Facility
HSBC Facility(I)	Mar 2020	45,417	44,614	500,000	Mar 2023	2.4	2.8	64,408	63,510	62,617	4.9	—
Asset Specific Financing
BMO Facility(J)	Aug 2018	82,267	81,527	300,000	n.a	2.9	3.6	106,074	105,413	100,710	3.7	141,120
Revolving Credit Agreement
Revolver(K)	Dec 2018	335,000	335,000	335,000	Dec 2023	3.7	3.7	n.a	n.a	n.a	n.a	—
Total / Weighted Average		$2,455,002	$2,446,961	$4,035,000		2.8%	2.3					$2,091,015

(A)	Net of $8.0 million and $9.5 million unamortized debt issuance costs as of March 31, 2020 and December 31, 2019, respectively.

(B)	Average weighted by the outstanding face amount of borrowings inclusive of deferred financing costs.

(C)	Average based on the fully extended loan maturity, weighted by the outstanding face amount of the collateral.

(D)
Borrowings under these repurchase agreements are collateralized by senior loans, held-for-investment, and bear interest equal to the sum of (i) a floating rate index, equal to one-month LIBOR, or an index approximating LIBOR, and (ii) a margin, based on the collateral. As of March 31, 2020 and December 31, 2019, the percentage of the outstanding face amount of the collateral sold and not borrowed under these repurchase agreements, or average "haircut" weighted by outstanding face amount of collateral, was 27.4% (or 25.7% if KREF had borrowed the maximum amount approved by its repurchase agreement counterparties as of such dates).

(E)
The current stated maturity date is November 2021, which does not reflect two, twelve-month facility term extensions available to KREF, which is contingent upon certain covenants and thresholds. As of March 31, 2020, the collateral-based margin was between 1.25% and 2.15%.

(F)
In February 2020, the Morgan Stanley repurchase agreement was amended to change the initial maturity to December 2020, with two one-year extension options upon giving written notice and another two one-year extension periods subject to approval by Morgan Stanley. KREF has the option to increase the facility amount to $750.0 million. As of March 31, 2020, the collateral-based margin was between 1.75% and 1.85%.

(G)
The current stated maturity date is October 30, 2020, which does not reflect KREF's option to extend the maturity date to October 31, 2022 by (i) electing to permanently reduce the maximum advance rate for each pledged loan to the lesser of 65% or the advance rate in effect for such loan at October 30, 2020, and (ii) payment of the applicable contractual fee, subject to the satisfaction of certain conditions. As of March 31, 2020, the collateral-based margin was between 1.85% and 2.00%.

(H)
In June 2019, KREF Lending V LLC, a wholly-owned indirect subsidiary of KREF, entered into a Master Repurchase and Securities Contract Agreement (the "Term Lending Agreement") with Morgan Stanley Mortgage Capital Holdings LLC ("Administrative Agent"), as administrative agent on behalf of Morgan Stanley Bank, N.A. ("Initial Buyer"), which provides for current and future financings of up to $900.0 million on a non-mark-to-market basis. The Initial Buyer subsequently syndicated a portion of the facility to multiple financial institutions. As of March 31, 2020, the Initial Buyer held 48.9% of the total commitment under the facility. Borrowings under the Term Lending Agreement are collateralized by certain loans, held for investment, and bear interest equal to one-month LIBOR, plus a 1.9% margin. The Term Lending Agreement has an initial maturity of June 2021, subject to five one-year extension options, which may be exercised by KREF upon the satisfaction of certain customary conditions and thresholds.

(I)
In March 2020, KREF Lending VIII LLC, a wholly-owned indirect subsidiary of KREF, entered into a $500.0 million Loan and Security Agreement with HSBC Bank USA, National Association (“HSBC Facility”). The facility, which matures in March 2023, provides warehouse financing on a non-mark-to-market basis with partial recourse to KREF. As of March 31, 2020, the collateral-based margin was 1.50%.

(J)
In August 2018, KREF entered into a $200.0 million loan financing facility with BMO Harris Bank ("BMO Facility"). The facility provides asset-based financing on a non-mark to market basis with matched-term up to five years with partial recourse to KREF. During May 2019, KREF increased the borrowing capacity to $300.0 million. As of March 31, 2020, the collateral-based margin was between 1.50% and 1.70%.

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollars in tables in thousands, except per share amounts)

(K)
In December 2018, KREF entered into a $100.0 million corporate revolving credit facility (“Revolver”) administered by Morgan Stanley Senior Funding, Inc. Additional lenders were added in 2019 increasing the borrowing capacity to $250.0 million and subsequently in February 2020, further increasing the borrowing capacity under the Revolver to $335.0 million as of March 31, 2020. The current stated maturity of the facility is December 2023. Borrowings under the facility bear interest at a per annum rate equal to the sum of (i) a floating rate index and (ii) a fixed margin. Borrowings under this facility are full recourse to certain guarantor wholly-owned subsidiaries of KREF. As of March 31, 2020, the carrying value excluded $3.1 million unamortized debt issuance costs presented as " — Other assets" in KREF's Condensed Consolidated Balance Sheets.

The preceding table excludes loan participations sold (Note 7).

As of March 31, 2020 and December 31, 2019, KREF had outstanding repurchase agreements and a Term Lending Agreement where the amount at risk with any individual counterparty, or group of related counterparties, exceeded 10.0% of KREF’s stockholders' equity. The amount at risk under these agreements is the net counterparty exposure, defined as the excess of the carrying amount (or market value, if higher than the carrying amount, for repurchase agreements) of the assets sold under agreement to repurchase, including accrued interest plus any cash or other assets on deposit to secure the repurchase obligation, over the amount of the repurchase liability, adjusted for accrued interest. The following table summarizes certain characteristics of KREF's repurchase agreements where the amount at risk with any individual counterparty, or group of related counterparties, exceeded 10.0% of KREF’s stockholders' equity as of March 31, 2020 and December 31, 2019:

	Outstanding Face Amount	Net Counterparty Exposure	Percent of Stockholders' Equity	Weighted Average Life (Years)(A)
March 31, 2020
Wells Fargo	$468,452	$173,529	16.8%	2.4
Morgan Stanley	405,188	133,989	13.0	2.3
Term Lending Agreement(B)	896,815	181,356	17.6	2.0
Total / Weighted Average	$1,770,455	$488,874	47.4%	2.2
December 31, 2019
Wells Fargo	$468,452	$178,827	15.9%	2.6
Morgan Stanley	394,499	136,764	12.2	2.5
Term Lending Agreement(B)	870,051	203,800	18.2	2.1
Total / Weighted Average	$1,733,002	$519,391	46.3%	2.4

(A)	Average weighted by the outstanding face amount of borrowings under the secured financing agreement.

(B)
There were multiple counterparties to the Term Lending Agreement. Morgan Stanley Bank, N.A. represented 8.6% and 8.9% of the net counterparty exposure as a percent of stockholders' equity as of March 31, 2020 and December 31, 2019, respectively.

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

Term Loan Financing

In April 2018, KREF, through its consolidated subsidiaries, entered into a term loan financing agreement (“Term Loan Facility”) with third party lenders for an initial borrowing capacity of $200.0 million that was subsequently increased to $1.0 billion in October 2018. The facility provides asset-based financing on a non-mark-to-market basis with matched term up to five years and is non-recourse to KREF. Borrowings under the facility are collateralized by senior loans, held-for-investment, and bear interest equal to one-month LIBOR plus a margin. As of March 31, 2020, the weighted average margin and interest rate on the facility were 1.5% and 2.5%, respectively. As of December 31, 2019, the weighted average margin and interest rate on the facility were 1.5% and 3.2%, respectively. The following tables summarize our borrowings under the Term Loan Facility:

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollars in tables in thousands, except per share amounts)

	March 31, 2020
Term Loan Facility	Count	Outstanding Face Amount	Amortized Cost	Carrying Value	Wtd. Avg. Yield/Cost(A)	Guarantee(B)	Wtd. Avg. Term(C)
Collateral assets	13	$1,183,614	$1,176,148	$1,161,259	L + 3.1%	n.a.	February 2024
Financing provided	n.a.	924,855	921,368	921,368	L + 1.9%	n.a.	February 2024

	December 31, 2019
Term Loan Facility	Count	Outstanding Face Amount	Amortized Cost	Carrying Value	Wtd. Avg. Yield/Cost(A)	Guarantee(B)	Wtd. Avg. Term(C)
Collateral assets	12	$1,003,995	$997,081	$997,081	L + 3.0%	n.a.	November 2023
Financing provided	n.a.	798,180	793,872	793,872	L + 1.9%	n.a.	November 2023

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

Activity — For the three months ended March 31, 2020, the activity related to the carrying value of KREF’s secured financing agreements were as follows:

Secured Financing Agreements, Net
Balance as of December 31, 2019	$2,884,887
Principal borrowings	805,967
Principal repayments/sales/deconsolidation	(324,825)
Deferred debt issuance costs	(927)
Amortization of deferred debt issuance costs	3,227
Balance as of March 31, 2020	$3,368,329

Maturities — KREF’s secured financing agreements, term loan financing and other consolidated debt obligations in place as of March 31, 2020 had current contractual maturities as follows:

Year	Nonrecourse	Recourse(A)	Total
2020	$561,504	$159,674	$721,178
2021	436,116	—	436,116
2022	983,579	288,762	1,272,341
2023	359,417	378,496	737,913
2024	174,241	38,068	212,309
	$2,514,857	$865,000	$3,379,857

(A)	Except for the Revolver, which is full recourse, amounts borrowed subject to a maximum 25.0% recourse limit. The Revolver expires in December 2023.

Covenants — KREF is required to comply with customary loan covenants and event of default provisions related to its secured financing agreements and Revolver, including, but not limited to, negative covenants relating to restrictions on operations with respect to KREF’s status as a REIT, and financial covenants. Such financial covenants include an interest income to interest expense ratio covenant (1.5 to 1.0); a minimum consolidated tangible net worth covenant (75.0% of the aggregate cash proceeds of any equity issuances made and any capital contributions received by KREF and certain subsidiaries or up to approximately $880.2 million depending upon the facility); a cash liquidity covenant (the greater of $10.0 million or 5.0% of KREF's recourse indebtedness); and a total indebtedness covenant (75.0% of KREF's total assets, net of VIE liabilities and non-

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollars in tables in thousands, except per share amounts)

recourse indebtedness). As of March 31, 2020 and December 31, 2019, KREF was in compliance with its financial debt covenants.

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

The following tables outline KREF 2018-FL1 collateral assets and respective borrowing as of March 31, 2020 and December 31, 2019:

	March 31, 2020
Collateralized Loan Obligation	Count	Face Amount	Amortized Cost	Carrying Value	Wtd. Avg. Yield/Cost(B)	Wtd. Avg. Term(C)
Collateral assets(A)	22	$1,000,000	$1,000,000	$990,072	L + 2.8%	November 2023
Financing provided	1	810,000	805,008	805,008	L + 2.2%	June 2036

	December 31, 2019
Collateralized Loan Obligation	Count	Face Amount	Amortized Cost	Carrying Value	Wtd. Avg. Yield/Cost(B)	Wtd. Avg. Term(C)
Collateral assets(A)	22	$1,000,000	$1,000,000	$1,000,000	L + 2.8%	November 2023
Financing provided	1	810,000	803,376	803,376	L + 1.8%	June 2036

(A)
Collateral assets represent 19.5% and 20.2% of the face amount of KREF's commercial mortgage loans as of March 31, 2020 and December 31, 2019, respectively. As of March 31, 2020 and December 31, 2019, 100% of KREF loans financed through the CLO are floating rate loans.

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

The following table presents the KREF 2018-FL1 Assets and Liabilities included in KREF’s Condensed Consolidated Balance Sheets:

Assets	March 31, 2020	December 31, 2019
Commercial mortgage loans, held-for-investment	1,000,000	1,000,000
Less: Allowance for credit losses	(9,928)	—
Commercial mortgage loans, held-for-investment, net	990,072	1,000,000
Accrued interest receivable	3,328	3,280
Other assets	5	5
Total	$993,405	$1,003,285
Liabilities
Collateralized loan obligation, net	805,008	803,376
Accrued interest payable	906	1,254
Accounts payable, accrued expenses and other liabilities	72	72
Total	$805,986	$804,702

The following table presents the components of net interest income of KREF 2018-FL1 included in KREF’s Condensed Consolidated Statements of Income:

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollars in tables in thousands, except per share amounts)

	For the Three Months Ended March 31,
	2020	2019
Net Interest Income
Interest income	$11,836	$14,426
Interest expense(A)	8,768	9,943
Net interest income	$3,068	$4,483

(A)
Includes $1.6 million and $0.8 million of deferred financing costs amortization for the three months ended March 31, 2020 and 2019, respectively. KREF's unamortized deferred financing costs related to KREF 2018-FL1 were $5.0 million and $8.8 million, as of March 31, 2020 and 2019, respectively.

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
The following table details our interest expense related to the Convertible Notes:

	For the Three Months Ended March 31,
	2020	2019
Cash coupon	$2,201	$2,201
Discount and issuance cost amortization	346	342
Total interest expense	2,547	2,543

The following table details the net book value of our Convertible Notes on our Condensed Consolidated Balance Sheets:

	March 31, 2020	December 31, 2019
Face value	$143,750	$143,750
Deferred financing costs	(3,205)	(3,460)
Unamortized discount	(1,125)	(1,215)
Net book value	$139,420	$139,075

Accrued interest payable for the Convertible Notes was $3.3 million and $1.1 million as of March 31, 2020 and December 31, 2019, respectively. Refer to Note 2 for additional discussion of our accounting policies for the Convertible Notes.

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollars in tables in thousands, except per share amounts)

Note 7. Loan Participations Sold

KREF finances certain loan investments through the syndication of a non-recourse, or limited-recourse, loan participation to unaffiliated third parties. In October 2019, KREF syndicated a $65.0 million vertical participation in one of its loan investments with a principal balance of $328.5 million to an unaffiliated third party, at par value. Such syndication did not qualify for "sale" accounting under GAAP and therefore is consolidated in KREF's condensed consolidated financial statements as of March 31, 2020 and December 31, 2019.
The following tables summarize the loan participation sold liabilities that KREF recognized since the corresponding syndications of the respective loan participations were not treated as "sales" as of March 31, 2020 and December 31, 2019:

	March 31, 2020
Loan Participations Sold	Count	Principal Balance	Amortized Cost	Carrying Value	Yield/Cost(A)	Guarantee	Term
Total loan	1	$329,576	$328,117	$325,724	L + 2.5%	n.a.	July 2024
Vertical loan participation(B)	1	65,000	64,972	64,972	L + 2.5%	n.a.	July 2024

	December 31, 2019
Loan Participations Sold	Count	Principal Balance	Amortized Cost	Carrying Value	Yield/Cost(A)	Guarantee	Term
Total loan	1	$328,500	$326,881	$326,881	L + 2.5%	n.a.	July 2024
Vertical loan participation(B)	1	65,000	64,966	64,966	L + 2.5%	n.a.	July 2024

(A)	Floating rate loans and related liabilities are indexed to one-month LIBOR. KREF's net interest rate exposure is in direct proportion to its interest in the net assets of the senior loan.

(B)
During the three months ended March 31, 2020 and 2019, KREF recorded $0.7 million and $0.6 million of interest income and $0.7 million and $0.7 million of interest expense, respectively, related to the total loan participations sold.

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

As of March 31, 2020, KREF held a 3.5% interest in RECOP I, an unconsolidated VIE of which KREF is not the primary beneficiary, at its fair value of $34.2 million. The aggregator vehicle in which KREF invests is controlled and advised by affiliates of the Manager. RECOP I intends to primarily acquire junior tranches of CMBS newly issued by third parties but may also make purchases on the secondary market. KREF will not pay any fees to RECOP I, but KREF bears its pro rata share of RECOP I's expenses. KREF reported its share of the net asset value of RECOP I in its Condensed Consolidated Balance Sheets, presented as “Equity method investments” and its share of net income, presented as “Income from equity method investments” in the Condensed Consolidated Statements of Income.

As of March 31, 2020, the non-voting limited liability company interests issued by the Manager, a VIE, and held by a Taxable REIT Subsidiary ("TRS") of KREF for the benefit of the holder of the SNVPS represented 4.7% of the Manager’s outstanding limited liability company interests (Note 9). KREF reported its allocable percentage of the assets and liabilities of the Manager in its Condensed Consolidated Balance Sheets, presented as “Equity method investments” and its share of net income, presented as “Income from equity method investments” in the Condensed Consolidated Statements of Income.

CMBS — KREF beneficially owned and directly held CMBS with an unpaid principal balance and fair value of $34.9 million and $12.5 million, respectively, as of December 31, 2018. During the three months ended September 30, 2019, KREF sold its remaining directly held CMBS investments, comprised of (i) a controlling beneficial interest in a CMBS trust held and (ii) interest-only bonds, for $9.8 million, resulting in a net loss of $2.7 million, which is included in "Other Income - (Loss) gain on sale of investments" in the accompanying Condensed Consolidated Statements of Income. Consequently, KREF deconsolidated the respective CMBS trust upon sale.

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

KREF did not issue additional common stock between January 1, 2019 and March 31, 2020.

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

As of March 31, 2020 and December 31, 2019, KKR beneficially owned 22,008,616 shares of KREF's common stock, of which 2,008,616 shares were held by KKR on behalf of a third-party investor (Note 1).

During the three months ended March 31, 2020 and 2019, no shares of common stock were issued related to the vesting of restricted stock units. Upon any payment of shares as a result of restricted stock unit vesting, the related tax withholding obligation will generally be satisfied by KREF, reducing the number of shares to be delivered by a number of shares necessary to satisfy the related applicable tax withholding obligation. Refer to Note 10 for further detail.

Of the 59,211,838 common shares KREF issued, there were 55,838,032 common shares outstanding as of March 31, 2020, which includes 137,434 net shares of common stock issued in connection with vested restricted stock units and is net of 3,511,240 common shares repurchased as of March 31, 2020.

Share Repurchase Program — On June 14, 2019, KREF's board of directors approved an extension of its existing share repurchase program. The share repurchase program, as extended, permits us to repurchase up to $100.0 million in shares of KREF's common stock during the period from July 1, 2019 through June 30, 2020. Of this total authorized amount, $50.0 million may be covered by a pre-set trading plan meeting the requirements of Rule 10b5-1 under the Exchange Act that provides for repurchases of our common stock when the market price per share of our common stock is below book value per share (calculated in accordance with GAAP as of the end of the most recent period for which financial statements are available), and the remaining $50.0 million may be used for repurchases in the open market, or pursuant to pre-set trading plans meeting the requirements of Rule 10b5-1 under the Exchange Act, or in privately negotiated transactions, or otherwise. During the year ended December 31, 2019, KREF repurchased 212,809 shares of common stock under the repurchase program at an average price per share of $19.25 for a total of $4.1 million.

During the three months ended March 31, 2020, KREF repurchased 1,648,551 shares of common stock under the repurchase program at an average price per share of $11.64 for a total of $19.2 million. In addition, KREF repurchased 262,492 shares of common stock at an average price per share of $15.24 for a total of $4.0 million, which settled subsequent to March 31, 2020. Payments for these shares are presented within “Payments to reacquire common stock” on the Condensed Consolidated Statements of Cash Flows. The unsettled shares are presented within “Other assets” on the Condensed Consolidated Balance Sheets.

At the Market Stock Offering Program — On February 22, 2019, KREF entered into an equity distribution agreement with certain sales agents, pursuant to which KREF may sell, from time to time, up to an aggregate sales price of $100.0 million of its common stock pursuant to a continuous offering program (the “ATM”). Sales of KREF’s common stock made pursuant to the ATM may be made in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933, as amended. The timing and amount of actual sales will depend on a variety of factors including market conditions, the trading price of KREF’s common stock, KREF’s capital needs, and KREF’s determination of the appropriate sources of funding to meet such needs. KREF did not sell any shares of its common stock under the ATM during the three months ended March 31, 2020.

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollars in tables in thousands, except per share amounts)

Dividends — During the three months ended March 31, 2020 and 2019, KREF's board of directors declared the following dividends on shares of its common stock and special voting preferred stock:

			Amount
Declaration Date	Record Date	Payment Date	Per Share	Total
2020
March 16, 2020	March 31, 2020	April 15, 2020	$0.43	$24,010
				$24,010
2019
March 18, 2019	March 29, 2019	April 12, 2019	$0.43	$24,761
				$24,761

Special Voting Preferred Stock — In March 2016, KREF issued one share of special voting preferred stock to KKR Fund Holdings L.P. ("KKR Fund Holdings") for $20.00 per share, which KKR Fund Holdings transferred to its subsidiary, KKR REFT Asset Holdings LLC. The holder of the special voting preferred stock has special voting rights related to the election of members to KREF's board of directors until KKR and its affiliates cease to own at least 25.0% of KREF's issued and outstanding common stock (of which 2,008,616 shares were held on behalf of a third-party investor). KKR and its affiliates beneficially owned 22,008,616 shares of KREF's common stock, representing 39.4% and 38.3% of KREF’s issued and outstanding common stock as of March 31, 2020 and December 31, 2019, respectively.

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

Earnings (Loss) per Share — The following table illustrates the computation of basic and diluted earnings (loss) per share for the three months ended March 31, 2020 and 2019:

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollars in tables in thousands, except per share amounts)

	Three Months Ended March 31,
	2020	2019
Numerator
Net income (loss) attributable to common stockholders	$(35,164)	$24,705

Denominator
Basic weighted average common shares outstanding	57,346,726	57,387,386
Dilutive restricted stock units	—	89,848
Diluted weighted average common shares outstanding	57,346,726	57,477,234
Net income (loss) attributable to common stockholders, per:
Basic common share	$(0.61)	$0.43
Diluted common share	$(0.61)	$0.43

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollars in tables in thousands, except per share amounts)

Note 10. Stock-based Compensation

KREF is externally managed by the Manager and does not currently have any employees. However, as of March 31, 2020, the Manager, certain individuals employed by the Manager and affiliates of the Manager, and certain members of KREF's board of directors were compensated, in part, through the issuance of stock-based awards.

As of March 31, 2020, KREF had restricted stock unit (“RSU”) awards outstanding under the KKR Real Estate Finance Trust Inc. 2016 Omnibus Incentive Plan that was adopted on February 12, 2016 and amended and restated on November 17, 2016 (the "Incentive Plan") to certain members of KREF’s board of directors and employees of the Manager or its affiliates, none of whom are KREF employees. RSUs awarded to employees of the Manager or its affiliates, generally vest over three consecutive one-year periods and awards to certain members of KREF's board of directors vest over a one-year period, pursuant to the terms of the respective award agreements and the terms of the Incentive Plan. RSU awards are not entitled to dividends until KREF issues shares of its common stock, which are issuable on a one-to-one basis upon the RSU award vesting.

The following table summarizes the activity in KREF’s outstanding RSUs and the weighted-average grant date fair value per RSU:

	Restricted Stock Units	Weighted Average Grant Date Fair Value Per RSU(A)
Unvested as of December 31, 2019	641,214	$20.02
Granted	—	—
Vested	—	—
Forfeited/ cancelled	(739)	19.46
Unvested as of March 31, 2020	640,475	$20.02

(A)	The grant-date fair value is based upon the last sale price of KREF’s common stock at the date of grant.

KREF expects the unvested RSUs outstanding to vest during the following years:

Year	Restricted Stock Units
2020	291,676
2021	232,133
2022	116,666
Total	640,475

Upon adoption of ASU No. 2018-07 in June 2018, KREF recognizes the compensation cost of RSUs awarded to employees of the Manager, or one or more of its affiliates, on a straight-line basis over the awards’ term at their grant date fair value, consistent with the RSUs awarded to certain members of KREF's board of directors.
During the three months ended March 31, 2020 and 2019, KREF recognized $1.6 million and $1.0 million, respectively, of stock-based compensation expense included in “General and administrative” expense in the Condensed Consolidated Statements of Income. As of March 31, 2020, there was $9.7 million of total unrecognized stock-based compensation expense related to unvested share-based compensation arrangements. This cost is expected to be recognized over a weighted average period of 1.2 years.

Upon any payment of shares as a result of restricted stock unit vesting, the related tax withholding obligation will generally be satisfied by KREF, reducing the number of shares to be delivered by a number of shares necessary to satisfy the related applicable tax withholding obligation. The amount results in a cash payment related to this tax liability and a corresponding adjustment to additional paid in capital in the Condensed Consolidated Statement of Changes in Stockholders' Equity. No shares were delivered for vested RSUs during the three months ended March 31, 2020.

Refer to Note 12 for additional information regarding the Incentive Plan.

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollars in tables in thousands, except per share amounts)

Note 11. Commitments and Contingencies

As of March 31, 2020, KREF was subject to the following commitments and contingencies:

Litigation — From time to time, KREF may be involved in various claims and legal actions arising in the ordinary course of business. KREF establishes an accrued liability for legal proceedings only when those matters present loss contingencies that are both probable and reasonably estimable.

As of March 31, 2020, KREF was not involved in any material legal proceedings regarding claims or legal actions against KREF.

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

Capital Commitments — As of March 31, 2020, KREF had future funding requirements of $592.8 million related to its investments in commercial mortgage loans. These future funding commitments primarily relate to construction projects, capital improvements, tenant improvements and leasing commissions. Generally, funding commitments are subject to certain conditions that must be met, such as customary construction draw certifications, minimum credit metrics or executions of new leases before advances are made to the borrower.

In January 2017, KREF committed $40.0 million to invest in an aggregator vehicle alongside RECOP I. The two-year investment period for RECOP I ended in April 2019. As of March 31, 2020, KREF had a remaining commitment of $4.3 million to RECOP I.

Impact of the COVID-19 Pandemic — Due to the current COVID-19 pandemic in the United States and globally, KREF's operating partners, borrowers and their tenants, the properties securing our investments, and the economy as a whole have been, and will continue to be, adversely impacted. The magnitude and duration of the COVID-19 pandemic and its impact on KREF's borrowers and their tenants, cash flows and future results of operations could be significant and will largely depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the COVID-19 pandemic, the success of actions taken to contain or treat the pandemic, and reactions by consumers, companies, governmental entities and capital markets. The prolonged duration and impact of the COVID-19 pandemic could materially disrupt KREF's business operations and impact its financial performance.

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

Adjusted equity generally represents the proceeds received by KREF and its subsidiaries from equity issuances, without duplication and net of offering costs, and core earnings, reduced by distributions, equity repurchases, and incentive compensation paid. Core Earnings generally represent the net income, or loss, attributable to equity interests in KREF and its subsidiaries, without duplication, as well as realized losses not otherwise included in such net income, or loss, excluding non-cash equity compensation expense, incentive compensation, depreciation and amortization and unrealized gains or losses, from and after the effective date to the end of the most recently completed calendar quarter. KREF's board of directors, after majority approval by independent directors, may also exclude one-time events pursuant to changes in GAAP and certain material non-cash income or expense items from adjusted earnings. For purposes of calculating incentive compensation, both adjusted equity and adjusted earnings exclude the effects of equity issued by KREF and its subsidiaries that provides for fixed distributions or other debt characteristics.

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

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollars in tables in thousands, except per share amounts)

No awards may be granted under the Incentive Plan on and after February 12, 2026. The Incentive Plan will continue to apply to awards granted prior to such date. During the three months ended March 31, 2020 and 2019, no awards were granted to KREF's directors and employees of the Manager. As of March 31, 2020, 3,250,478 shares of common stock remained available for awards under the Incentive Plan.

Due to Affiliates — The following table contains the amounts presented in KREF's Condensed Consolidated Balance Sheets that it owes to affiliates:

	March 31, 2020	December 31, 2019
Management fees	$4,299	$4,280
Expense reimbursements and other	723	1,637
	$5,022	$5,917

Affiliates Expenses — The following table contains the amounts included in KREF's Condensed Consolidated Statements of Income that arose from transactions with the Manager:

	Three Months Ended March 31,
	2020	2019
Management fees	$4,299	$4,287
Incentive compensation	1,606	953
Expense reimbursements and other(A)	299	365
	$6,204	$5,605

(A)
KREF presents these amounts in "Operating Expenses — General and administrative" in its Condensed Consolidated Statements of Income. Affiliate expense reimbursements presented in the table above exclude the out-of-pocket amounts paid by the Manager to parties unaffiliated with the Manager on behalf of KREF, and for which KREF reimburses the Manager in cash. For the three months ended March 31, 2020 and 2019, these cash reimbursements totaled $1.5 million and $0.5 million, respectively.

In connection with the Term Loan Facility (Note 4), KREF paid KKR Capital Markets ("KCM"), an affiliate of the Manager, a structuring fee equal to 0.75% of the respective committed loan advances, as defined. Such fees are capitalized as deferred financing cost and amortized to interest expense over the life of the facility. During the three months ended March 31, 2020 and 2019, KREF incurred $0.0 million and $1.5 million, respectively, in structuring fees in connection with the facility.
In connection with the BMO Facility, and in consideration for structuring and sourcing this arrangement, KREF is obligated to pay KCM a structuring fee equal to 0.35% of the respective committed loan advances under the agreement. Such fees are capitalized as deferred financing cost and amortized to interest expense over the life of the facility. During the three months ended March 31, 2020 and 2019, KREF incurred $0.0 million and $0.2 million, respectively, in structuring fees in connection with the facility.

In connection with the CLO issuance, and in consideration for its services as the co-placement agent, KREF incurred and paid KCM a $0.9 million placement agent fee equal to 0.105% of the CLO proceeds in the fourth quarter of 2018. The fee was capitalized as deferred financing cost and amortized to interest expense over the estimated life of the CLO.

In connection with the Revolver, and in consideration for structuring and sourcing this arrangement, KREF paid KCM a structuring fee equal to 0.75% of the aggregate amount of commitments first made available. The structuring fees are capitalized as deferred financing cost included within Other Assets in the Condensed Consolidated Balance Sheet and amortized to interest expense over the life of the Revolver. During the three months ended March 31, 2020 and 2019, KREF incurred $0.6 million and $0.3 million, respectively, in structuring fees in connection with the Revolver.

In connection with the ATM, KCM, in its capacity as one of the sales agents, will receive commissions for the shares of KREF’s common stock it sells. This amount is not to exceed, but may be less than, 2.0% of the gross sales price per share. KREF did not sell any shares under the ATM during the three months ended March 31, 2020.

In connection with the HSBC Facility, and in consideration for structuring and sourcing this arrangement, KREF is obligated to pay KCM a structuring fee equal to 0.25% of the respective committed loan advances under the agreement. Such fees are capitalized as deferred financing cost and amortized to interest expense over the lesser of the initial term of the loan or the

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollars in tables in thousands, except per share amounts)

facility. During the three months ended March 31, 2020, KREF incurred and paid KCM $0.1 million in structuring fees in connection with the facility.

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollars in tables in thousands, except per share amounts)

Note 13. Fair Value of Financial Instruments

The carrying values and fair values of KREF’s financial assets and liabilities recorded at fair value on a recurring basis, as well as other financial instruments not carried at fair value, as of March 31, 2020 were as follows:

				Fair Value
	Principal Balance(A)	Amortized Cost(B)	Carrying Value(C)	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$369,867	$369,867	$369,867	$369,867	$—	$—	$369,867
Commercial mortgage loans, held-for-investment, net(D)	5,118,199	5,089,968	5,023,989	—	—	4,956,766	4,956,766
Equity method investments	34,441	34,441	34,441	—	—	34,441	34,441
	$5,522,507	$5,494,276	$5,428,297	$369,867	$—	$4,991,207	$5,361,074
Liabilities
Secured financing agreements, net	$3,379,857	$3,368,329	$3,368,329	$—	$—	$3,379,857	$3,379,857
Collateralized loan obligation, net	810,000	805,008	805,008	—	—	770,497	770,497
Convertible notes, net	143,750	139,420	139,420	121,956	—	—	121,956
Loan participations sold, net	65,000	64,972	64,972	—	—	64,972	64,972
	$4,398,607	$4,377,729	$4,377,729	$121,956	$—	$4,215,326	$4,337,282

(A)	The principal balance of commercial mortgage loans excludes premiums and unamortized discounts.

(B)
The amortized cost of commercial mortgage loans is net of $28.2 million unamortized origination discounts and deferred nonrefundable fees. The amortized cost of secured financing agreements is net of $11.5 million unamortized debt issuance costs. The amortized cost of collateralized loan obligations is net of $5.0 million unamortized debt issuance costs.

(C)	The carrying value of commercial mortgage loans is net of $66.0 million allowance for credit losses.

(D)
Includes $1.0 billion of CLO loan participations as of March 31, 2020. Includes senior loans for which KREF syndicated a vertical loan participation that did not qualify for sale accounting under GAAP, with a carrying value and a fair value of $65.0 million as of March 31, 2020.

The carrying values and fair values of KREF’s financial assets recorded at fair value on a recurring basis, as well as other financial instruments for which fair value is disclosed, as of December 31, 2019 were as follows:

				Fair Value
	Principal Balance(A)	Amortized Cost(B)	Carrying Value	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$67,619	$67,619	$67,619	$67,619	$—	$—	$67,619
Commercial mortgage loans, held-for-investment, net(C)	4,960,698	4,931,042	4,931,042	—	—	4,937,808	4,937,808
Equity method investments	37,469	37,469	37,469	—	—	37,469	37,469
	$5,065,786	$5,036,130	$5,036,130	$67,619	$—	$4,975,277	$5,042,896
Liabilities
Secured financing agreements, net	$2,898,716	$2,884,887	$2,884,887	$—	$—	$2,898,716	$2,898,716
Collateralized loan obligation, net	810,000	803,376	803,376	—	—	810,867	810,867
Convertible notes, net	143,750	139,075	139,075	150,719	—	—	150,719
Loan participations sold, net	65,000	64,966	64,966	—	—	64,966	64,966
	$3,917,466	$3,892,304	$3,892,304	$150,719	$—	$3,774,549	$3,925,268

(A)    The principal balance of commercial mortgage loans excludes premiums and unamortized discounts.

(B)
The amortized cost of commercial mortgage loans is presented net of $29.7 million unamortized origination discounts and deferred nonrefundable fees. The amortized cost of secured financing agreements is presented net of $13.8 million unamortized debt issuance costs. The amortized cost of collateralized loan obligations is presented net of $6.6 million unamortized debt issuance costs.

(C)
Includes $1.0 billion of CLO loan participations as of December 31, 2019. Includes senior loans for which KREF syndicated a vertical loan participation that did not qualify for sale accounting under GAAP, with a carrying value and a fair value of $65.0 million as of December 31, 2019.

During the three months ended March 31, 2020, KREF received a distribution of $0.9 million and recorded a loss of $2.2

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollars in tables in thousands, except per share amounts)

million related to its investment in RECOP I, which includes a $3.0 million unrealized mark-to-market loss.

The following table contains the Level 3 inputs used to value assets and liabilities on a recurring and nonrecurring basis or where KREF discloses fair value as of March 31, 2020:

	Fair Value	Valuation Methodologies	Unobservable Inputs(A)	Weighted Average(B)	Range
Assets(C)
Commercial mortgage loans, held-for-investment(D)	$4,956,766	Discounted cash flow	Discount rate	4.8%	3.7% - 12.7%
			Loan-to-value ratio	N/A	N/A
	$4,956,766
Liabilities(E)
Collateralized loan obligation, net	$770,497	Discounted cash flow	Yield	3.7%	2.8% - 9.0%
	$770,497

(A)	An increase (decrease) in the valuation input results in a decrease (increase) in value.

(B)	Represents the average of the input value, weighted by the unpaid principal balance of the financial instrument.

(C)
KREF carries a $34.2 million investment in an aggregator vehicle alongside RECOP I (Note 8) at its pro rata share of the aggregator's net asset value, which management believes approximates fair value.

(D)	Commercial mortgage loans are generally valued using a discounted cash flow model using discount rate derived from relevant market indices and/or estimates of the underlying property's value.

(E)	Does not include $65.0 million of vertical loan syndication which was syndicated at par value and included in “Loan participation sold, net” in the accompanying Condensed Consolidated Balance Sheet.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets not measured at fair value on an ongoing basis but subject to fair value adjustments only in certain circumstances, such as when there is evidence of impairment, are measured at fair value on a nonrecurring basis. For commercial mortgage loans held-for-sale, KREF applies the lower of cost or fair value accounting and may be required, from time to time, to record a nonrecurring fair value adjustment. For commercial mortgage loans held-for-investment and preferred interest in joint venture held-to-maturity, KREF applies the amortized cost method of accounting, but may be required, from time to time, to record a nonrecurring fair value adjustment in the form of a valuation provision or impairment. KREF did not report any significant financial assets or liabilities at fair value on a nonrecurring basis as of March 31, 2020 or December 31, 2019.

Assets and Liabilities for Which Fair Value is Only Disclosed

KREF does not carry its secured financing agreements at fair value as management did not elect the fair value option for these liabilities. As of March 31, 2020, the fair value of KREF's financing facilities approximated their respective outstanding principal balances.

Note 14. Income Taxes

KREF has elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code commencing with its taxable year ended December 31, 2014. A REIT is generally not subject to U.S. federal and state income tax on that portion of its income that is distributed to stockholders if it distributes at least 90% of its REIT taxable income, determined without regard to the deduction for dividends paid and excluding any net capital gains. A REIT will also be subject to a nondeductible excise tax to the extent certain percentages of its taxable income are not distributed within specified dates. While KREF currently expects to distribute at least 90% of its net taxable income for the taxable year ending December 31, 2020, KREF will continue to evaluate its capital and liquidity needs in light of the significant uncertainties created by the COVID-19 pandemic, including the potential for a continued and prolonged adverse impact on economic and market conditions.

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollars in tables in thousands, except per share amounts)

KREF consolidates subsidiaries that incur U.S. federal, state and local income taxes, based on the tax jurisdiction in which each subsidiary operates. During each of the three months ended March 31, 2020 and 2019, KREF recorded a current income tax provision (benefit) of $0.1 million and $0.0 million respectively, related to operations of its taxable REIT subsidiaries and various other state and local taxes. There were no deferred tax assets or liabilities as of March 31, 2020 and December 31, 2019.

As of March 31, 2020, tax years 2016 through 2019 remain subject to examination by taxing authorities.

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollars in tables in thousands, except per share amounts)

Note 15. Subsequent Events

The following events occurred subsequent to March 31, 2020:

Investing Activities

Funding of Previously Closed Loans

KREF funded approximately $27.0 million for previously closed loans.

Loan Repayments

KREF received approximately $42.0 million from loan repayments.

Financing Activities

KREF net repaid $25.4 million under its financing agreements, including (i) Revolver repayment of $100.0 million and (ii) $60.0 million of proceeds from the Term Loan Financing Facility.

Corporate Activities

Stock Repurchase

In April 2020, KREF repurchased 389,086 shares of its common stock at an average price per share of $14.92 for a total of $5.8 million, (inclusive of 262,492 shares with March trade dates that settled in April 2020 - Note 9).

Year-to-date as of April 28, 2020, KREF repurchased 2,037,637 shares of common stock at an average price of $12.27 for a total of $25.0 million.

Dividends

In April 2020, KREF paid $24.0 million in dividends on its common stock, or $0.43 per share, with respect to the first quarter of 2020, to stockholders of record on March 31, 2020.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q. The historical consolidated financial data below reflects the historical results and financial position of KREF. In addition, this discussion and analysis contains forward-looking statements and involves numerous risks and uncertainties, including those described under Part I, Item 1A. "Risk Factors" in the Form 10-K and under "Cautionary Note Regarding Forward-Looking Statements," and Part II, Item 1A. "Risk Factors" in this Form 10-Q. Actual results may differ materially from those contained in any forward-looking statements.

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

Key Financial Measures and Indicators

As a real estate finance company, we believe the key financial measures and indicators for our business are earnings per share, dividends declared, Core Earnings and book value per share.

Earnings (Loss) Per Share and Dividends Declared

The following table sets forth the calculation of basic and diluted net income (loss) per share and dividends declared per share (amounts in thousands, except share and per share data):

	Three Months Ended
	March 31, 2020	December 31, 2019
Net income(A)	$(35,164)	$24,789
Weighted-average number of shares of common stock outstanding
Basic	57,346,726	57,486,583
Diluted	57,346,726	57,595,424
Net income per share, basic	$(0.61)	$0.43
Net income per share, diluted	$(0.61)	$0.43
Dividends declared per share	$0.43	$0.43

(A)	Represents net income attributable to common stockholders.

Core Earnings

We use Core Earnings to evaluate our performance excluding the effects of certain transactions and GAAP adjustments we believe are not necessarily indicative of our current loan activity and operations. Core Earnings is a measure that is not prepared in accordance with GAAP. We define Core Earnings for reporting purposes as net income (loss) attributable to our stockholders or, without duplication, owners of our subsidiaries, computed in accordance with GAAP, including realized losses not otherwise included in GAAP net income (loss) and excluding (i) non-cash equity compensation expense, (ii) depreciation and amortization, (iii) any unrealized gains or losses or other similar non-cash items that are included in net income for the applicable reporting period, regardless of whether such items are included in other comprehensive income or loss, or in net income, and (iv) one-time events pursuant to changes in GAAP and certain material non-cash income or expense items after discussions between our Manager and our board of directors and after approval by a majority of our independent directors. The exclusion of depreciation and amortization from the calculation of Core Earnings only applies to debt investments related to real estate to the extent we foreclose upon the property or properties underlying such debt investments.

We believe providing Core Earnings on a supplemental basis to our net income as determined in accordance with GAAP is helpful to stockholders in assessing the overall performance of our business. Although pursuant to the Management Agreement with our Manager, we calculate the incentive compensation and base management fees due to our Manager using Core Earnings before incentive compensation, beginning with the first quarter of 2020, we revised our definition of Core Earnings for reporting purposes to be net of incentive compensation, since we believe this is a more meaningful presentation of the economic performance of our common stock.

Core Earnings should not be considered as a substitute for GAAP net income. We caution readers that our methodology for calculating Core Earnings may differ from the methodologies employed by other REITs to calculate the same or similar supplemental performance measures, and as a result, our reported Core Earnings may not be comparable to similar measures presented by other REITs.

We also use Core Earnings (before incentive compensation payable to our Manager) to determine the management and incentive compensation we pay our Manager. For its services to KREF, our Manager is entitled to a quarterly management fee equal to the greater of $62,500 or 0.375% of a weighted average adjusted equity and quarterly incentive compensation equal to 20.0% of the excess of (a) the trailing 12-month Core Earnings over (b) 7.0% of the trailing 12-month weighted average adjusted equity (“Hurdle Rate”), less incentive compensation KREF already paid to the Manager with respect to the first three calendar quarters of such trailing 12-month period. The quarterly incentive compensation is calculated and paid in arrears with a three-month lag.

The following table provides a reconciliation of GAAP net income attributable to common stockholders to Core Earnings (amounts in thousands, except share and per share data):

	Three Months Ended
	March 31, 2020	December 31, 2019
Net Income (Loss) Attributable to Common Stockholders	$(35,164)	$24,789
Adjustments
Non-cash equity compensation expense	1,607	1,017
Unrealized (gains) or losses(A)	3,444	(407)
Provision for credit losses, net	55,274	—
Non-cash convertible notes discount amortization	90	91
Core Earnings	25,251	25,490
Weighted average number of shares of common stock outstanding
Basic	57,346,726	57,486,583
Diluted(B)	57,432,611	57,595,424
Core Earnings per Diluted Weighted Average Share	$0.44	$0.44

(A)
Includes $0.4 million non-cash redemption value adjustment of our Special Non-Voting Preferred Stock and $3.0 million of unrealized mark-to-market adjustment to our RECOP I's underlying CMBS investments for the three months ended March 31, 2020. Includes $(0.4) million non-cash redemption value adjustment of our Special Non-Voting Preferred Stock for the three months ended December 31, 2019.

(B)	Includes 85,885 and 108,841 dilutive restricted stock units for the three months ended March 31, 2020 and December 31, 2019, respectively.

Book Value per Share

We believe that book value per share is helpful to stockholders in evaluating the growth of our company as we have scaled our equity capital base and continue to invest in our target assets. The following table calculates our book value per share of common stock (amounts in thousands, except share and per share data):

	March 31, 2020	December 31, 2019
KKR Real Estate Finance Trust Inc. stockholders' equity	$1,030,198	$1,122,018
Shares of common stock issued and outstanding at period end	55,838,032	57,486,583
Book value per share of common stock	$18.45	$19.52

Book value per share as of March 31, 2020 includes the impact of $70.3 million, or $1.22 per common share, allowance for credit losses upon adoption of ASU No. 2016-13, Financial Instruments-Credit Losses. See Note 2 - Summary of Significant Accounting Policies, to our condensed consolidated financial statements included in this Form 10-Q, for detailed discussion of allowance for credit losses. In addition, book value per share includes impact of a $0.4 million, or $0.01 per common share, non-cash redemption value adjustment to our redeemable Special Non-Voting Preferred Stock (“SNVPS”), resulting in a cumulative (since issuance of the SNVPS) decrease of $2.1 million, or $0.04 per common share to our book value (“SNVPS Cumulative Impact”) as of March 31, 2020. Upon redemption of the SNVPS, our book value will increase as a result of a one-time gain, thus substantially eliminating the SNVPS Cumulative Impact on our book value. See Note 9 — Equity, to our condensed consolidated financial statements included in this Form 10-Q, for detailed discussion of the SNVPS.

During the second quarter of 2020, we expect to recognize an increase of approximately $0.2 million to the redemption value of our SNVPS and a corresponding decrease to our book value. The non-cash redemption value adjustment will decrease our second quarter of 2020 Net Income Attributable to Common Stockholders (in accordance with GAAP) and will be added back to Core Earnings.

Our Portfolio

We have established a 5,232.5 million portfolio of diversified investments, consisting primarily of performing senior loans as of March 31, 2020.

As we continue to scale our loan portfolio, we expect that our originations will continue to be heavily weighted toward floating-rate loans. As of March 31, 2020, 99.9% of our loans by total loan exposure earned a floating rate of interest and 98% of our portfolio is subject to a LIBOR floor of 0.95% or higher and 78% of our portfolio is subject to a LIBOR floor of 1.5% or higher. We expect the majority of our future investment activity to focus on originating floating-rate senior loans that we finance with our repurchase and other financing facilities, with a secondary focus on originating floating-rate loans for which we syndicate a senior position and retain a subordinated interest for our portfolio. As of March 31, 2020, our portfolio experienced no impairments and did not contain any legacy assets that were originated prior to October 2014. As of March 31, 2020, all of our investments were located in the United States. The following charts illustrate the diversification and composition of our loan portfolio, based on type of investment, interest rate, underlying property type, geographic location, vintage and LTV as of March 31, 2020(A):

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

The following table details our quarterly loan activity (dollars in thousands):

	Three Months Ended
	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019
Loan originations	$352,500	$764,089	$484,000	$1,649,600
Loan fundings(A)	$337,055	$619,748	$471,634	$1,474,022
Loan repayments/syndications(B)	(179,553)	(765,418)	(193,470)	(272,025)
Net fundings	157,502	(145,670)	278,164	1,201,997
Non-consolidated senior interest	—	—	—	(142,800)
Total activity	$157,502	$(145,670)	$278,164	$1,059,197

(A)	Includes initial funding of new loans and additional fundings made under existing loans. Excludes fundings on loan participations sold.

(B)
Includes $65.0 million of proceeds from pari passu loan syndication for the three months ended June 30, 2019, which was fully repaid during the three months ended December 31, 2019, and includes $65.0 million of proceeds from syndication of vertical participation during the three months ended December 31, 2019. Both syndications did not qualify for sale accounting for GAAP purposes.

The following table details overall statistics for our loan portfolio as of March 31, 2020 (dollars in thousands):

		Total Loan Exposure(A)
	Balance Sheet Portfolio	Total Loan Portfolio	Floating Rate Loans	Fixed Rate Loans
Number of loans	40	40	39	1
Principal balance	$5,118,199	$5,196,799	$5,191,299	$5,500
Amortized cost	$5,089,968	$5,168,568	$5,163,068	$5,500
Unfunded loan commitments(B)	$592,828	$592,828	$592,828	$—
Weighted-average cash coupon(C)	4.9%	4.8%	L + 3.0%	11.0%
Weighted-average all-in yield(C)	5.2%	5.1%	L + 3.3%	11.0%
Weighted-average maximum maturity (years)(D)	3.9	3.9	3.9	5.3
LTV(E)	66%	66%	66%	77%

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

(C)
As of March 31, 2020, 100.0% of floating rate loans by principal balance are indexed to one-month USD LIBOR. In addition to cash coupon, all-in yield includes the amortization of deferred origination fees, loan origination costs and purchase discounts. Cash coupon and all-in yield for the total portfolio assume applicable floating benchmark rates as of March 31, 2020. L = the greater of one-month USD LIBOR; spot rate of 0.99%, and the applicable contractual LIBOR floor, included in portfolio-wide averages represented as fixed rates. Does not factor in prepayment fee income that might be earned upon prepayment.

(D)
Maximum maturity assumes all extension options are exercised by the borrower; however, our loans may be repaid prior to such date. As of March 31, 2020, based on total loan exposure, 67.4% of our loans were subject to yield maintenance or other prepayment restrictions and 32.6% were open to repayment by the borrower without penalty.

(E)
Loan-to-value ratio ("LTV") is generally based on the initial loan amount divided by the as-is appraised value as of the date the loan was originated or by the current principal amount as of the date of the most recent as-is appraised value.

The table below sets forth additional information relating to our portfolio as of March 31, 2020 (dollars in millions):

	Investment(H)	Investment Date	Committed Principal Amount	Current Principal Amount	Net Equity(B)	Location	Property Type	Coupon(C)(D)	Max Remaining Term (Years)(C)(E)	Loan Per SQFT / Unit / Key	LTV(C)(F)
	Senior Loans(A)
1	Senior Loan	5/22/2019	$386.0	$367.6	$91.4	Brooklyn, NY	Multifamily	L + 2.7%	4.2	$428,966 / unit	51%
2	Senior Loan	6/28/2019	340.0	320.3	68.3	Chicago, IL	Multifamily	L + 2.8	6.3	$400,426 / unit	75
3	Senior Loan	6/28/2019	273.5	264.6	65.5	Arlington, VA	Multifamily	L + 2.5	4.3	$238,357 / unit	70
4	Senior Loan	12/20/2018	234.5	190.2	32.6	New York, NY	Multifamily	L + 3.6	3.8	$970,296 / unit	71
5	Senior Loan	5/23/2018	227.3	204.9	38.0	Boston, MA	Office	L + 2.4	3.2	$442 / sqft	68
6	Senior Loan	2/6/2020	226.5	164.4	32.4	Plano, TX	Office	L + 2.7	4.9	$177 / sqft	64
7	Senior Loan	5/31/2019	216.5	200.8	34.5	Various	Multifamily	L + 3.5	4.2	$187,693 / unit	74
8	Senior Loan	11/13/2017	194.4	187.8	33.2	Minneapolis, MN	Office	L + 3.8	2.7	$176 / sqft	63
9	Senior Loan	6/6/2019	186.0	179.5	35.2	Chicago, IL	Multifamily	L + 2.7	4.2	$364,837 / unit	74
10	Senior Loan	8/13/2019	185.0	154.4	59.4	Denver, CO	Multifamily	L + 2.8	4.4	$259,986 / unit	64
11	Senior Loan	11/15/2019	183.3	151.0	34.3	Irvine, CA	Office	L + 2.9	4.6	$248 / sqft	66
12	Senior Loan	4/11/2019	182.6	153.3	37.9	Philadelphia, PA	Office	L + 2.6	4.1	$217 / sqft	65
13	Senior Loan	12/20/2019	175.5	47.3	12.3	Washington, D.C.	Office	L + 3.4	4.8	$286 / sqft	58
14	Senior Loan	9/13/2018	172.0	168.0	29.6	Seattle, WA	Office	L + 3.8	3.5	$490 / sqft	62
15	Senior Loan	7/15/2019	170.0	126.1	20.8	Chicago, IL	Office	L + 3.3	4.4	$121 / sqft	59
16	Senior Loan	6/19/2018	165.0	157.3	40.6	Philadelphia, PA	Office	L + 2.5	3.3	$162 / sqft	71
17	Senior Loan	12/5/2018	163.0	148.0	23.0	New York, NY	Multifamily	L + 2.6	3.7	$556,391 / unit	67
18	Senior Loan	10/23/2017	150.0	150.0	35.7	North Bergen, NJ	Multifamily	L + 3.2	2.6	$468,750 / unit	57
19	Senior Loan	11/9/2018	150.0	140.0	27.2	Fort Lauderdale, FL	Hospitality	L + 2.9	3.7	$404,624 / key	62
20	Senior Loan	12/19/2019	147.0	102.2	25.0	Various	Retail	L + 2.6	5.4	$76 / sqft	55
21	Senior Loan	8/4/2017	143.4	143.4	46.4	New York, NY	Condo (Residential)	L + 4.7	1.5	$1,817 /sqft (I)	53
22	Senior Loan	3/29/2019	138.0	137.0	24.3	Boston, MA	Multifamily	L + 2.7	4.0	$351,282 / unit	63
23	Senior Loan	11/7/2018	135.0	131.6	28.6	West Palm Beach, FL	Multifamily	L + 2.9	3.6	$162,040 / unit	73
24	Senior Loan	10/26/2015	125.0	125.0	49.8	Portland, OR	Retail	L + 5.5	0.6	$115 / sqft	61
25	Senior Loan	2/3/2020	106.0	106.0	41.4	San Diego, CA	Multifamily	L + 3.3	4.9	$458,874 / unit	71
26	Senior Loan	10/15/2019	93.4	69.4	16.9	State College, PA	Student Housing	L + 2.7	4.6	$54,620 / bed	64
27	Senior Loan	9/7/2018	92.3	92.3	16.7	Seattle, WA	Multifamily	L + 2.6	3.4	$515,571 / unit	76
28	Senior Loan	12/11/2019	91.0	90.0	18.1	Los Angeles, CA	Multifamily	L + 2.8	2.8	$416,667 / unit	72
29	Senior Loan	3/29/2018	86.0	86.0	14.4	New York, NY	Multifamily	L + 2.6	3.0	$462,366 / unit	48
30	Senior Loan	3/20/2018	80.7	80.7	14.7	Seattle, WA	Office	L + 3.6	3.0	$473 / sqft	61
31	Senior Loan	10/30/2018	77.0	77.0	12.8	Philadelphia, PA	Multifamily	L + 2.7	3.6	$150,980 / unit	73
32	Senior Loan	1/18/2019	76.0	76.0	15.6	Brooklyn, NY	Hospitality	L + 2.9	3.9	$387,755 / key	69
33	Senior Loan	7/21/2017	75.1	66.3	12.2	Queens, NY	Industrial	L + 3.0	2.3	$116 / sqft	64
34	Senior Loan	7/24/2018	74.5	72.1	15.5	Atlanta, GA	Industrial	L + 2.7	3.4	$66 / sqft	74
35	Senior Loan	12/23/2019	73.9	72.5	11.9	Herndon, VA	Multifamily	L + 2.5	4.8	$246,512 / unit	72
36	Senior Loan	9/12/2019	67.5	67.5	12.3	Austin, TX	Multifamily	L + 2.5	4.5	$190,678 / unit	75
37	Senior Loan	8/9/2019	61.5	61.5	11.2	Atlanta, GA	Multifamily	L + 3.0	4.4	$170,833 / unit	74
38	Senior Loan	10/9/2018	45.0	42.0	7.9	Queens, NY	Multifamily	L + 2.8	3.6	$333,333 / unit	70
	Total/Weighted Average Senior Loans Unlevered		$5,769.3	$5,174.0	$1,147.4			L + 3.0%	3.9		66%
	Mezzanine Loans
1	Mezzanine	6/8/2015	5.5	5.5	5.5	Various	Retail	11.0	5.3	$46 / sqft	72
2	Mezzanine	1/27/2020	20.0	17.3	17.2	Westbury, NY	Multifamily	L + 9.0	4.3	$452,875 / unit	66
	Total/Weighted Average Mezzanine Loans Unlevered		$25.5	$22.8	$22.7			11.0	4.6		67%
	CMBS B-Pieces
1	RECOP I(G)	2/13/2017	40.0	35.7	35.7	Various	Various	4.7	9.2		58
	Total/Weighted Average CMBS B-Pieces Unlevered		$40.0	$35.7	$35.7			4.7%	9.2		58%

*	Numbers presented may not foot due to rounding.

(A)	Our total portfolio represents the current principal amount on senior and mezzanine loans and net equity in RECOP I, which holds CMBS B-Piece investments.

(B)	Net equity reflects (i) the amortized cost basis of our loans, net of borrowings; and (ii) the cost basis of our investment in RECOP I.

(C)	Weighted average is weighted by current principal amount for our senior and mezzanine loans and by net equity for our RECOP I CMBS B-Pieces.

(D)	L = the greater of one-month USD LIBOR; spot rate of 0.99%, and the applicable contractual LIBOR floor, included in portfolio-wide averages represented as fixed rates.

(E)	Max remaining term (years) assumes all extension options are exercised, if applicable.

(F)
For senior loans, LTV is based on the initial loan amount divided by the as-is appraised value as of the date the loan was originated or by the current principal amount as of the date of the most recent as-is appraised value; for Senior Loan 4, LTV is based on the initial loan amount divided by the appraised bulk sale value assuming a condo-conversion and no renovation; for Senior Loan 21, LTV is based on the current principal amount divided by the adjusted appraised gross sellout value net of sales cost; for mezzanine loans, LTV is based on the current balance of the whole loan dividend by the as-is appraised value as of the date the loan was originated; for RECOP I CMBS B-Pieces, LTV is based on the weighted average LTV of the underlying loan pool at issuance.

(G)
Represents our investment in an aggregator vehicle alongside RECOP I that invests in CMBS B-Pieces. Committed principal represents our total commitment to the aggregator vehicle whereas current principal represents the current funded amount.

(H)
Senior loans include senior mortgages and similar credit quality investments, including junior participations in our originated senior loans for which we have syndicated the senior participations and retained the junior participations for our portfolio and excludes vertical loan participations.

(I)
For Senior Loan 21, Loan per SQFT of $1,817 is based on the allocated loan amount of the residential units. Excluding the value of the retail and parking components of the collateral, the Loan per SQFT is $2,039 based on allocating the full amount of the loan to only the residential units.

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

(dollars in thousands)	March 31, 2020
Risk Rating	Number of Loans	Net Book Value	Total Loan Exposure(A)(B)	Total Loan Exposure %
1	2	$157,360	$158,074	3.0%
2	3	288,303	291,268	5.6
3	28	3,855,849	4,001,127	77.0
4	7	722,477	746,330	14.4
5	—	—	—	—
	40	$5,023,989	$5,196,799	100.0%

(dollars in thousands)	December 31, 2019
Risk Rating	Number of Loans	Net Book Value	Total Loan Exposure(A)(B)	Total Loan Exposure %
1	1	$85,730	$86,000	1.7%
2	5	450,827	451,858	9.0
3	33	4,394,485	4,501,440	89.3
4	—	—	—	—
5	—	—	—	—
	39	$4,931,042	$5,039,298	100.0%

(A)	Excludes $65.0 million vertical loan syndication as of March 31, 2020 and December 31, 2019, respectively.

(B)
In certain instances, we finance our loans through the non-recourse sale of a senior interest that is not included in our condensed consolidated financial statements. Total loan exposure includes the entire loan we originated and financed, including $143.6 million of such non-consolidated interests as of March 31, 2020 and December 31, 2019, respectively.

As of March 31, 2020, the average risk rating of KREF's portfolio was 3.0 (Average Risk), weighted by total loan exposure, as compared to 2.9 (Average Risk) as of December 31, 2019.

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

During the three months ended September 30, 2019, we sold our remaining directly held CMBS investments. Consequently, we deconsolidated the respective CMBS trust. Our current CMBS exposure is through RECOP I, an equity method investment.

Portfolio Financing

Our portfolio financing arrangements include master repurchase agreements, term loan financing, term lending agreement, collateralized loan obligations, warehouse facility, asset specific financing, loan participations sold and non-consolidated senior interests.

The Company continues to expand and diversify its financing sources, especially those sources that provide non-mark-to-market financing, reducing our exposure to market volatility. Our non-mark-to-market financing as of March 31, 2020 represented 73% of our portfolio financing based on outstanding principal balance, primarily as a result of our term lending agreement, warehouse facility, asset based financing, term loan facility and collateralized loan obligations.

The following table summarizes our portfolio financing (dollars in thousands):

	Portfolio Financing Outstanding Principal Balance(A)
	March 31, 2020	December 31, 2019
Master repurchase agreements	$1,095,503	$1,088,217
Term loan financing	924,855	798,180
Term lending agreement	896,815	870,051
Collateralized loan obligations	810,000	810,000
Warehouse facility	45,417	—
Asset specific financing	82,267	142,268
Non-consolidated senior interests	143,600	143,600
Total portfolio financing	$3,998,457	$3,852,316

(A)
Excludes $65.0 million of vertical loan participations sold as of March 31, 2020 and December 31, 2019, respectively. Such participations did not qualify for sale accounting under GAAP and therefore were consolidated in our Condensed Consolidated Balance Sheets as of March 31, 2020 and December 31, 2019, respectively.

Financing Agreements

The following table details our financing agreements (dollars in thousands):

	March 31, 2020
	Maximum	Collateral	Borrowings
	Facility Size(A)	Assets(B)	Potential(C)	Outstanding	Available
Master Repurchase Agreements
Wells Fargo	$1,000,000	$652,850	$470,887	$468,452	$2,435
Morgan Stanley	600,000	544,943	408,707	405,188	3,519
Goldman Sachs	400,000	311,385	222,785	221,863	922
Term Loan Facility	1,000,000	1,183,614	991,014	924,855	66,159
Term Lending Agreement
KREF Lending V	900,000	1,094,762	898,420	896,815	1,605
Warehouse Facility
HSBC	500,000	64,408	48,307	45,417	2,890
Asset Specific Financing
BMO Facility	300,000	106,074	84,859	82,267	2,592
Revolver	335,000	—	335,000	335,000	—
	$5,035,000	$3,958,036	$3,459,979	$3,379,857	$80,122

(A)	Maximum facility size represents the largest amount of borrowings available under a given facility once sufficient collateral assets have been approved by the lender and pledged by us.

(B)	Represents the principal balance of the collateral assets.

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

Each of our existing master repurchase facilities includes "credit mark-to-market" features. "Credit mark-to-market" provisions in repurchase facilities are designed to keep the lenders' credit exposure generally constant as a percentage of the underlying collateral value of the assets pledged as security to them. If the credit underlying collateral value decreases, the gross amount of leverage available to us will be reduced as our assets are marked-to-market, which would reduce our liquidity. The lender under the applicable repurchase facility sets the valuation and any revaluation of the collateral assets in its sole, good faith discretion. As a contractual matter, the lender has the right to reset the value of the assets at any time based on then-current market conditions, but the market convention is to reassess valuations on a monthly, quarterly and annual basis using the financial information delivered pursuant to the facility documentation regarding the real property, borrower and guarantor under such underlying loans. Generally, if the lender determines (subject to certain conditions) that the market value of the collateral in a repurchase transaction has decreased by more than a defined minimum amount, the lender may require us to provide additional collateral or lead to margin calls that may require us to repay all or a portion of the funds advanced. We closely monitor our liquidity and intend to maintain sufficient liquidity on our balance sheet in order to meet any margin calls in the event of any significant decreases in asset values. As of March 31, 2020 and December 31, 2019, the weighted average haircut under our repurchase agreements was 27.4% (or 25.7% if we had borrowed the maximum amount approved by its repurchase agreement counterparties as of such dates). In addition, our existing master repurchase facilities are not entirely term-matched financings and may mature before our CRE debt investments that represent underlying collateral to those financings. As we negotiate renewals and extensions of these liabilities, we may experience lower advance rates and higher pricing under the renewed or extended agreements.

Term Loan Financing

In connection with our efforts to diversify our financing sources, further expand our non-mark-to-market borrowing base and reduce our exposure to market volatility, we entered into a term loan financing agreement in April 2018 with third party lenders for an initial borrowing capacity of $200.0 million that was increased to $1,000.0 million in October 2018 (“Term Loan Facility”). The facility provides us with asset-based financing on a non-mark-to-market basis with matched term up to five years and is non-recourse to the Company. Borrowings under the facility are collateralized by senior loans, held-for-investment, and bear interest equal to one-month LIBOR plus a margin. As of March 31, 2020, the weighted average margin and interest rate on the facility were 1.5% and 2.5%, respectively.
The following table summarizes our borrowings under the Term Loan Facility (dollars in thousands):

	March 31, 2020
Term Loan Facility	Count	Outstanding Face Amount	Amortized Cost	Carrying Value	Wtd. Avg. Yield/Cost(A)	Guarantee(B)	Wtd. Avg. Term(C)
Collateral assets	13	$1,183,614	$1,176,148	$1,161,259	L + 3.1%	n.a.	February 2024
Financing provided	n.a.	924,855	921,368	921,368	L + 1.9%	n.a.	February 2024

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

Term Lending Agreement

In June 2019, we entered into a Master Repurchase and Securities Contract Agreement (the "Term Lending Agreement") with Morgan Stanley Mortgage Capital Holdings LLC ("Administrative Agent"), as administrative agent on behalf of Morgan Stanley Bank, N.A. ("Initial Buyer"), which provides for current and future financings of up to $900.0 million on a non-mark-to-market basis. The Initial Buyer subsequently syndicated a portion of the facility to multiple financial institutions. As of March 31, 2020, the Initial Buyer held 48.9% of the total commitment under the facility. Borrowings under the Term Lending Agreement are collateralized by certain loans, held for investment, and bear interest equal to one-month LIBOR, plus a 1.9% margin. Total outstanding borrowings under the Term Lending Agreement as of March 31, 2020 totaled $896.8 million. The Term Lending Agreement has an initial maturity of June 2021, subject to five one-year extension options, which may be exercised by us upon the satisfaction of certain customary conditions and thresholds.

Warehouse Facility

In March 2020, we entered into a $500.0 million Loan and Security Agreement with HSBC Bank USA, National Association (“HSBC Facility”). The facility, which matures in March 2023, provides warehouse financing on a non-mark-to-market basis with partial recourse to us. Borrowings under the facility are collateralized by certain loans, held for investment, and bear interest equal to one-month LIBOR, plus a margin. As of March 31, 2020, the collateral-based margin was 1.50%.

Asset Specific Financing

In August 2018, we entered into a $200.0 million loan financing facility with BMO Harris Bank (the "BMO Facility”). In May 2019, KREF increased the borrowing capacity to $300.0 million. The facility provides asset-based financing on a non-mark-to-market basis with matched-term up to five years with partial recourse to the Company. As of March 31, 2020, there was $82.3 million outstanding on this facility.

Revolving Credit Agreement

In December 2018, the Company entered into a $100.0 million corporate revolving credit facility (“Revolver”) administered by Morgan Stanley Senior Funding, Inc. In 2019, the borrowing capacity under the Revolver was increased to $250.0 million. In February 2020, the borrowing capacity was further increased to $335.0 million. We may use our Revolver as a source of financing, which is designed to provide short-term liquidity to purchase or de-lever loans, pay operating expenses and borrow amounts for general corporate purposes. Borrowings under the Revolver bear interest at a per annum rate equal to the sum of (i) a floating rate index and (ii) a fixed margin. As of March 31, 2020, there was $335.0 million outstanding on this facility.

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

The following table outlines KREF 2018-FL1 collateral assets and respective borrowing (dollars in thousands):

	March 31, 2020
Collateralized Loan Obligation	Count	Face Amount	Amortized Cost	Carrying Value	Wtd. Avg. Yield/Cost(B)	Wtd. Avg. Term(C)
Collateral assets(A)	22	$1,000,000	$1,000,000	$990,072	L + 2.8%	November 2023
Financing provided	1	810,000	805,008	805,008	L + 2.2%	June 2036

(A)
Collateral assets represent 19.5% of the face amount of the Company's senior loans as of March 31, 2020. As of March 31, 2020, 100% of the Company's loans financed through the CLO are floating rate loans.

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

The following table details our loan participations sold (dollars in thousands):

	March 31, 2020
Loan Participations Sold	Count	Principal Balance	Amortized Cost	Carrying Value	Yield/Cost(A)	Guarantee	Term
Total loan	1	$329,576	$328,117	$325,724	L + 2.5%	n.a.	July 2024
Vertical loan participation(B)	1	65,000	64,972	64,972	L + 2.5%	n.a.	July 2024

(A)	Our floating rate loans and related liabilities were indexed to one-month LIBOR. Our net interest rate exposure is in direct proportion to our net assets.

(B)	During the three months ended March 31, 2020, KREF recorded $0.7 million of interest income and $0.7 million of interest expense, respectively, related to the total loan participations sold.

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

	March 31, 2020
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

Borrowing Activities

The following tables provide additional information regarding our borrowings (dollars in thousands):

		Three Months Ended March 31, 2020
	Outstanding Face Amount at March 31, 2020	Average Daily Amount Outstanding(A)	Maximum Amount Outstanding	Weighted Average Daily Interest Rate
Wells Fargo	$468,452	$468,452	$468,452	3.0%
Morgan Stanley	405,188	402,457	405,188	3.3
Goldman Sachs	221,863	223,135	225,266	3.5
Term Loan Facility	924,855	858,787	946,783	3.0
KREF Lending V	896,815	887,995	896,815	3.4
Warehouse Facility	45,417	45,417	45,417	2.3
BMO Facility	82,267	104,026	142,267	3.2
Revolver	335,000	100,110	335,000	3.4
Total/Weighted Average	$3,379,857			3.2%

(A)     Represents the average for the period the facility was outstanding.

	Average Daily Amount Outstanding(A)
	Three Months Ended
	March 31, 2020	December 31, 2019
Wells Fargo	$468,452	$416,481
Morgan Stanley	402,457	364,194
Goldman Sachs	223,135	263,905
Term Loan Facility	858,787	772,236
KREF Lending V	887,995	871,785
Warehouse Facility	45,417	—
BMO Facility	104,026	142,267
Revolver	100,110	138,696

(A)     Represents the average for the period the debt was outstanding.

Covenants—Each of our repurchase facilities, Term Lending Agreement, Warehouse Facility and our Revolver contain customary terms and conditions, including, but not limited to, negative covenants relating to restrictions on our operations with respect to our status as a REIT, and financial covenants, such as:

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

As of March 31, 2020, we were in compliance with the covenants of our financing facilities.

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

In connection with our HSBC Warehouse Facility, our Operating Partnership entered into a guarantee in favor of HSBC Bank USA, National Association, in its capacity as the Administrative Agent and Lender, under which our Operating Partnership guarantees the obligations of the Company's borrower entity, under the agreement. The guarantee includes; in the case of certain defaults, up to a maximum liability of 25.0% of the then current outstanding payment obligations under the agreement, and liability to indemnify the Administrative Agent and Lender against losses related to "bad boy" acts. In addition, the guarantee includes certain full recourse insolvency-related trigger events.

Results of Operations

The following table summarizes the changes in our results of operations for the three months ended March 31, 2020 and 2019 (dollars in thousands, except per share data):

	For the Three Months Ended March 31,		Increase (Decrease)
	2020	2019	Dollars	Percentage
Net Interest Income
Interest income	$71,079	$64,751	$6,328	9.8%
Interest expense	39,082	34,842	4,240	12.2
Total net interest income	31,997	29,909	2,088	7.0
Other Income
Income (loss) from equity method investments	(1,901)	1,125	(3,026)	(269.0)
Change in net assets related to CMBS consolidated variable interest entities	—	342	(342)	(100.0)
Other income	360	482	(122)	(25.3)
Total other income (loss)	(1,541)	1,949	(3,490)	(179.1)

Operating Expenses
General and administrative	3,767	2,361	1,406	59.6
Provision for credit losses, net	55,274	—	55,274	100.0
Management fees to affiliate	4,299	4,287	12	0.3
Incentive compensation to affiliate	1,606	953	653	68.5
Total operating expenses	64,946	7,601	57,345	754.4
Income (Loss) Before Income Taxes, Preferred Dividends and Redemption Value Adjustment	(34,490)	24,257	(58,747)	(242.2)
Income tax expense	82	9	73	811.1
Net Income (Loss)	(34,572)	24,248	(58,820)	(242.6)
Preferred Stock Dividends and Redemption Value Adjustment	592	(457)	1,049	(229.5)
Net Income (Loss) Attributable to Common Stockholders	$(35,164)	$24,705	$(59,869)	(242.3)%

Net Income (Loss) Per Share of Common Stock
Basic	$(0.61)	$0.43	$(1.04)	(241.9)%
Diluted	$(0.61)	$0.43	$(1.04)	(241.9)%
Dividends Declared per Share of Common Stock	$0.43	$0.43	$—	—%

Three Months Ended March 31, 2020 Compared to Three months Ended March 31, 2019

Net Interest Income

Net interest income increased by $2.1 million during the three months ended March 31, 2020, compared to the three months ended March 31, 2019. This increase was primarily due to the increase in our interest income as the weighted-average principal balance of our loan portfolio increased by $1.2 billion for the three months ended March 31, 2020, compared to the three months ended March 31, 2019, as a result of continuing capital deployment. The increase in interest income was partially offset by an increase in interest expense incurred from additional borrowings on our financing facilities to fund loan originations and higher leverage. The weighted-principal balance of our borrowings increased by $1.1 billion for the three months ended March 31, 2020, compared to the three months ended March 31, 2019. In addition, we benefited from in-the-money LIBOR floors in our loans during the three months ended March 31, 2020 as 78% of our loan portfolio is subject to a LIBOR floor of 1.5% or higher.

In addition, we recognized $4.5 million of deferred loan fees and origination discounts accreted into interest income (inclusive of $0.5 million of accelerated deferred loan fees) during the three months ended March 31, 2020, as compared to $6.4 million

(inclusive of $3.4 million of accelerated deferred loan and prepayment fees) during the three months ended March 31, 2019. In addition, during the three months ended March 31, 2020, we recognized non-recurring exit fee income of $2.8 million.

We also recognized $5.4 million of deferred financing costs amortization into interest expense (inclusive of $0.3 million of accelerated deferred financing costs) during the three months ended March 31, 2020, as compared to $4.0 million (inclusive of $1.0 million of accelerated deferred financing costs) during the three months ended March 31, 2019.

Other Income

Total other income decreased by $3.5 million during the three months ended March 31, 2020, as compared to the three months ended March 31, 2019. This decrease was primarily due to a $2.2 million loss, which includes a $3.0 million unrealized mark-to-market loss, from our RECOP I equity method investment during the three months ended March 31, 2020, as compared to a $0.9 million income during the three months ended March 31, 2019.

Operating Expenses

Total operating expenses increased by $57.3 million during the three months ended March 31, 2020, as compared to the three months ended March 31, 2019. This increase was primarily due to (i) a $55.3 million provision for credit losses in connection with adopting ASU 2016-03 on January 1, 2020, (ii) a $0.6 million increase in non-cash stock-based compensation expense, (iii) a $0.7 million increase in Manager incentive compensation, and (iv) $0.5 million in dead deal costs related to deals canceled as a result of the COVID-19 impact accrued for the three months ended March 31, 2020.

The increase in the provision for credit losses during the three months ended March 31, 2020 of $55.3 million, compared to the
January 1, 2020 cumulative-effect adjustment upon adoption of ASU 2016-13 of $15.0 million, is primarily attributed to the significant adverse change in the economic outlook due to the COVID-19 pandemic. In addition, the average risk ratings of our loans increased from 2.9 as of December 31, 2019 to 3.0 as of March 31, 2020.

The following table provides additional information regarding total operating expenses (dollars in thousands):

	Three Months Ended
	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
Professional services	$764	$765	$711	$839	$546
Operating and other costs	1,396	894	953	899	824
Stock-based compensation	1,607	1,017	1,040	1,043	991
Total general and administrative expenses	3,767	2,676	2,704	2,781	2,361
Provision for credit losses, net	55,274	—	—	—	—
Management fees to affiliate	4,299	4,280	4,280	4,288	4,287
Incentive compensation to affiliate	1,606	1,174	—	1,145	953
Total operating expenses	$64,946	$8,130	$6,984	$8,214	$7,601

COVID-19 Impact

The significant and wide-ranging response of international, federal, state and local public health and governmental authorities to the COVID-19 pandemic in regions across the United States and the world, including the imposition of quarantines, “stay-at-home” orders and similar mandates for many individuals to substantially restrict daily activities and for many businesses to curtail or cease normal operations, and the volatile economic, business and financial market conditions resulting therefrom, are expected to negatively impact our business, financial performance and operating results in the second quarter and in later periods of 2020. Although we are uncertain of the potential full magnitude or duration of the business and economic impacts from the unprecedented public health efforts to contain and combat the spread of COVID-19, we will likely experience material deterioration in our financial performance and operating results, revenues, cash flow and/or profitability in one or more periods in 2020 (in addition to the second quarter) compared to the corresponding prior-year periods and compared to our expectations at the beginning of our 2020 fiscal year. Further discussion of the potential impacts on our business from the COVID-19 pandemic is provided below in the section entitled “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q.

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

We are continuing to monitor the COVID-19 pandemic and its impact on our operating partners, financing sources, borrowers and their tenants, and the economy as a whole. The magnitude and duration of the COVID-19 pandemic, and its impact on our operations and liquidity, are uncertain and continue to evolve in the United States and globally. If the pandemic continues on its current trajectory, such impacts are expected to become material. To the extent that our operating partners, financing sources, borrower’s and their tenants continue to be impacted by the COVID-19 pandemic, or by the other risks disclosed in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K, it would have a material adverse effect on our liquidity and capital resources.

In March 2020, we drew down the full amount of our Revolver to increase our cash position and maximize flexibility in light of the uncertainty surrounding the impact of COVID-19. Refer to Note 4, Debt Obligations of the Notes to our Condensed Consolidated Financial Statements. As of March 31, 2020, our cash and cash equivalents were $369.9 million.

To facilitate future offerings of equity, debt and other securities, we have in place an effective shelf registration statement (the “Shelf”) with the SEC. The amount of securities that may be issued pursuant to this Shelf is not to exceed $750.0 million. The securities covered by this Shelf include: (i) common stock, (ii) preferred stock, (iii) depository shares, (iv) debt securities, (v) warrants, (vi) subscription rights, (vii) and purchase contracts, and (viii) units. The specifics of any future offerings, along with the use of proceeds of any securities offered, will be described in detail in a prospectus supplement, or other offering material, at the time of any offering. In February 2019, we entered into an equity distribution agreement with certain sales agents, pursuant to which we may sell, from time to time, up to an aggregate sales price of $100.0 million of our common stock, pursuant to a continuous offering program (the “ATM”), under the shelf. Sales of our common stock made pursuant to the ATM may be made in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act. We did not sell any shares of our common stock under the ATM to date.

See Notes 4, 5, 6 and 9 to our condensed consolidated financial statements for additional details regarding our secured financing agreements, collateralized loan obligations, convertible notes and stock activity.

Debt-to-Equity Ratio and Total Leverage Ratio

The following table presents our debt-to-equity ratio and total leverage ratio:

	March 31, 2020	December 31, 2019
Debt-to-equity ratio(A)	2.2x	1.9x
Total leverage ratio(B)	4.0x	3.5x

(A)	Represents (i) total outstanding debt agreements (excluding non-recourse term loan facility) and convertible notes, less cash to (ii) total permanent equity, in each case, at period end.

(B)
Represents (i) total outstanding debt agreements, convertible notes, loan participations sold (excluding vertical loan syndications), non-consolidated senior interests and collateralized loan obligation, less cash to (ii) total stockholders’ equity, in each case, at period end.

Sources of Liquidity

Our primary sources of liquidity include cash and cash equivalents and available borrowings under our secured financing agreements, inclusive of our Revolver. Amounts available under these sources as of the date presented are summarized in the following table (dollars in thousands):

	March 31, 2020	December 31, 2019
Cash and cash equivalents	$369,867	$67,619
Available borrowings under master repurchase agreements	6,876	6,174
Available borrowings under term loan financing facility	66,159	41,364
Available borrowings under term lending agreement	1,605	15,922
Available borrowings under warehouse facility	2,890	—
Available borrowings under asset specific financing	2,592	2,592
Available borrowings under revolving credit agreements	—	250,000
	$449,989	$383,671

In addition to our primary sources of liquidity, we have access to further liquidity through our ATM program and public offerings of debt and equity securities. Our existing loan portfolio also provides us with liquidity as loans are repaid or sold, in whole or in part, and the proceeds from repayment become available for us to invest.

Cash Flows

The following table sets forth changes in cash and cash equivalents for the three months ended March 31, 2020 and 2019 (dollars in thousands):

	For the Three Months Ended March 31,
	2020	2019
Cash Flows From Operating Activities	$27,376	$25,611
Cash Flows From Investing Activities	(154,593)	236,506
Cash Flows From Financing Activities	429,465	(120,208)
Net Increase in Cash, Cash Equivalents, and Restricted Cash	$302,248	$141,909

Cash Flows from Operating Activities

Our cash flows from operating activities were primarily driven by our net interest income, which is driven by the income generated by our investments less financing costs. In addition, we received a $2.8 million non-recurring exit fee during the three months ended March 31, 2020. The following table sets forth interest received by, and paid for, our investments for the three months ended March 31, 2020 and 2019 (dollars in thousands):

	For the Three Months Ended March 31,
	2020	2019
Interest Received:
Senior and mezzanine loans	$62,142	$59,690
CMBS B-Pieces	—	485
	62,142	60,175
Interest Paid:
Borrowings secured by senior loans	33,376	30,834
Net interest collections	$28,766	$29,341

Our net interest collections were partially offset by cash used to pay management and incentive fees, as follows (dollars in thousands):

	For the Three Months Ended March 31,
	2020	2019
Management Fees to affiliate	$4,280	$4,331
Incentive Fees to affiliate	1,606	953
Net decrease in cash and cash equivalents	$5,886	$5,284

Cash Flows from Investing Activities

Our cash flows from investing activities were primarily driven by cash outflows to fund new loan originations and our commitments under existing loan investments, partially offset by cash inflows from the sale/syndication and principal repayments on our loan investments. During the three months ended March 31, 2020, we funded $334.1 million of CRE loans and received $179.6 million from the repayments of CRE loans.

During the three months ended March 31, 2019, we funded $323.5 million of senior and mezzanine loans and received $561.8 million of principal repayments on certain loans. We also made a net investment in CMBS, held through an equity method investment, of $1.8 million.

Cash Flows from Financing Activities

Our cash flows from financing activities were primarily driven by proceeds from borrowings under our financing agreements of $806.0 million during the three months ended March 31, 2020, which were partially offset by (i) principal repayments of $324.8 million on borrowings under our financing agreements, (ii) the payment of $25.0 million in dividends, and (iii) the payment of $23.3 million for our share repurchases.

During the three months ended March 31, 2019, our cash flows from financing activities were primarily driven by principal repayments of $424.7 million on borrowings under our financing agreements and the payment of $25.2 million in dividends, partially offset by proceeds from borrowings under our financing arrangements of $335.7 million.

Contractual Obligations and Commitments

The following table presents our contractual obligations and commitments (including interest payments) as of March 31, 2020 (dollars in thousands):

	Total	Less than 1 year	1 to 3 years	3 to 5 years	Thereafter
Recourse Obligations:
Master Repurchase Facilities(A)
Wells Fargo	$485,893	$10,487	$475,406	$—	$—
Morgan Stanley	412,119	412,119	—	—	—
Goldman Sachs	225,704	225,704	—	—	—
Term Lending Agreement(A)
KREF Lending V	926,078	23,683	902,395	—	—
Warehouse Facility
HSBC	48,383	1,015	47,368	—	—
Asset Specific Financing
BMO Facility	86,392	62,220	24,172	—	—
Total secured financing agreements	2,184,569	735,228	1,449,341	—	—
Convertible Notes	171,631	8,927	17,829	144,875	—
Future funding obligations(B)	592,828	245,425	293,740	53,663	—
RECOP I commitment(C)	4,324	4,324	—	—	—
Revolver(D)	344,288	344,288	—	—	—
Total recourse obligations	3,297,640	1,338,192	1,760,910	198,538	—
Non-Recourse Obligations:
Collateralized Loan Obligations	898,783	17,747	35,445	845,591	—
Term Loan Financing	1,003,026	103,202	743,397	156,427	—
Total	$5,199,449	$1,459,141	$2,539,752	$1,200,556	$—

(A)
The allocation of repurchase facilities and Term Lending Agreement is based on the current maturity date of each individual borrowing under these facilities. The amounts include the related future interest payment obligations, which are estimated by assuming the amounts outstanding under these facilities and the interest rates in effect as of March 31, 2020 will remain constant into the future. This is only an estimate, as actual amounts borrowed and rates may vary over time. Amounts borrowed are subject to a maximum 25.0% recourse limit.

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

(D)
Any amounts borrowed are full recourse to certain subsidiaries of KREF. Includes principal and assumes interest outstanding over a one-year period. Amounts are estimated based on the amount outstanding under the Revolver and the interest rate in effect as of March 31, 2020. This is only an estimate as actual amounts borrowed, the timing of repayments and interest rates may vary over time. The Revolver matures in December 2023.

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

Recent Market Conditions
Due to the current COVID-19 pandemic in the United States and globally, our operating partners, borrowers and their tenants, the properties securing our investments, and the economy as a whole have been, and will continue to be, adversely impacted. The magnitude and duration of the COVID-19 pandemic and its impact on our borrowers and their tenants, cash flows and future results of operations could be significant and will largely depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the COVID-19 pandemic, the success of actions taken to contain or treat the pandemic, and reactions by consumers, companies, governmental entities and capital markets. The prolonged duration and impact of the COVID-19 pandemic could materially disrupt our business operations and impact our financial performance.

The COVID-19 pandemic has resulted in significant disruptions in financial markets, business shutdowns and uncertainty about how the U.S. and global economy will perform over the next several months. Possible future declines in rental rates and expectations of future rental concessions, including free rent to renew tenants early, to retain tenants who are up for renewal or to attract new tenants, or rent abatements for tenants severely impacted by the COVID-19 pandemic may result in decreases in cash flows to our borrowers and potentially in defaults in paying debt service on outstanding indebtedness, which could adversely impact our results of operations and financial performance. Impending declines in economic conditions could negatively impact real estate and real estate capital markets and result in lower occupancy, lower rental rates and declining values in our portfolio, which could adversely impact the value of our investments, making it more difficult for us to make distributions or meet our financing obligations.

Subsequent Events

Our subsequent events are detailed in Note 15 to our condensed consolidated financial statements

Off-Balance Sheet Arrangements

As described in Note 8 to our condensed consolidated financial statements, we have off-balance sheet arrangements related to VIEs that we account for using the equity method of accounting and in which we hold an economic interest or have a capital commitment. Our maximum risk of loss associated with our interests in these VIEs is limited to the carrying value of our investment in the entity and any unfunded capital commitments. As of March 31, 2020, we held $34.4 million of interests in such entities, which does not include a remaining commitment of $4.3 million to RECOP I that we are required to fund if called.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these condensed consolidated financial statements requires our Manager to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Actual results could differ from these estimates. Other than the changes to our "Allowance for Credit Losses" below, there have been no material changes to our Critical Accounting Policies described in our Annual Report on Form 10-K.

Allowance for Credit Losses

We originate and purchase CRE debt and related instruments generally to be held as long-term investments at amortized cost.
We adopted ASU No. 2016-13, Financial Instruments-Credit Losses, and subsequent amendments (“ASU 2016-13”), which replaces the incurred loss methodology with an expected loss model known as the Current Expected Credit Loss or CECL model. CECL amends the previous credit loss model to reflect our current estimate of all expected credit losses, not only based on historical experience and current conditions, but also by including reasonable and supportable forecasts incorporating forward-looking information.

In connection with our adoption of ASU No. 2016-13 on January 1, 2020, we implemented new processes including the utilization of loan loss forecasting models, updates to our reserve policy documentation, changes to our internal reporting processes and related internal controls. We have implemented loan loss forecasting models for estimating expected life-time credit losses, at the individual loan level, for our commercial mortgage loan portfolio. The CECL forecasting methods used by us include (i) a probability of default and loss given default method using underlying third-party CMBS/CRE loan database with historical loan losses from 1998 to 2019, and (ii) probability weighted expected cash flow method, depending on the type of loan and the availability of relevant historical market loan loss data. We might use other acceptable alternative approaches in the future depending on, among other factors, the type of loan, underlying collateral, and availability of relevant historical market loan loss data.

We estimate our CECL expected credit losses for our loan portfolio, including unfunded loan commitments, at the individual loan level. Significant inputs to our forecasting methods include (i) key loan-specific inputs such as loan-to-value ("LTV"), vintage year, loan-term, underlying property type, occupancy, geographic location, and expected timing and amount of future loan fundings, (ii) performance against the underwritten business plan and our internal loan risk rating and (iii) a macro-economic forecast. In certain instances, we consider relevant loan-specific qualitative factors to certain loans to estimate its CECL expected credit losses.

We consider loan investments that are both (i) expected to be substantially repaid through the operation or sale of the underlying collateral, and (ii) for which the borrower is experiencing financial difficulty, to be “collateral-dependent” loans. For such loans that we determine that foreclosure of the collateral is probable, we measure the expected losses based on the difference between the fair value of the collateral and the amortized cost basis of the loan as of the measurement date. For collateral-dependent loans that we determine foreclosure is not probable, we apply a practical expedient to estimate expected losses using the difference between the collateral’s fair value (less costs to sell the asset if repayment is expected through the sale of the collateral) and the amortized cost basis of the loan.

We consider the individual loan internal risk rating as the primary credit quality indicator underlying the CECL assessment. We perform a quarterly review of our loan portfolio on at the individual loan level to determine the internal risk rating for each of our loans by assessing the risk factors of each loan, including, without limitation, LTV, debt yield, property type, geographic and local market dynamics, physical condition, cash flow volatility, leasing and tenant profile, loan structure and exit plan, and project sponsorship. Considering these factors, we rate our loans based on a five-point scale, "1" though "5", from less risk to greater risk, which ratings are defined as follows:

1-Very Low Risk-The underlying property performance has surpassed underwritten expectations, and the sponsor’s business plan is generally complete. The property demonstrates stabilized occupancy and/or rental rates resulting in strong current cash flow and/or a very low loan-to-value ratio (<65%). At the level of performance, it is very likely that the underlying loan can be refinanced easily in the period’s prevailing capital market conditions.

2-Low Risk-The underlying property performance has matched or exceeded underwritten expectations, and the sponsor’s business plan may be ahead of schedule or has achieved some or many of the major milestones from a risk mitigation perspective. The property has achieved improving occupancy at market rents, resulting in sufficient current cash flow and/or a low loan-to-value ratio (65%-70%). Operating trends are favorable, and the underlying loan can be refinanced in today’s prevailing capital market conditions. The sponsor/manager is well capitalized or has demonstrated a history of success in owning or operating similar real estate.

3-Average Risk-The underlying property performance is in-line with underwritten expectations, or the sponsor may be in the early stages of executing its business plan. Current cash flow supports debt service payments, or there is an ample interest reserve or loan structure in place to provide the sponsor time to execute the value-improvement plan. The property exhibits a moderate loan-to-value ratio (<75%). Loan structure appropriately mitigates additional risks. The sponsor/manager has a stable credit history and experience owning or operating similar real estate.

4-High Risk/Potential for Loss: A loan that has a risk of realizing a principal loss. The underlying property performance is behind underwritten expectations, or the sponsor is behind schedule in executing its business plan. The underlying market fundamentals may have deteriorated, comparable property valuations may be declining or property occupancy has been volatile, resulting in current cash flow that may not support debt service payments. The loan exhibits a high loan-to-value ratio (>80%), and the loan covenants are unlikely to fully mitigate some risks. Interest payments may come from an interest reserve or sponsor equity.

5-Impaired/Loss Likely: A loan that has a very high risk of realizing a principal loss or has otherwise incurred a principal loss. The underlying property performance is significantly behind underwritten expectations, the sponsor has failed to execute its business plan and/or the sponsor has missed interest payments. The market fundamentals have deteriorated, or property performance has unexpectedly declined or valuations for comparable properties have declined meaningfully since loan origination. Current cash flow does not support debt service payments. With the current capital structure, the sponsor might not be incentivized to protect its equity without a restructuring of the loan. The loan exhibits a very high loan-to-value ratio (>90%), and default may be imminent.

Refer to Note 2 to our condensed consolidated financial statements for the description of our significant accounting policies.

Recently Adopted Accounting Standard

Credit Losses

On January 1, 2020, we adopted ASU No. 2016-13, Financial Instruments-Credit Losses, and subsequent amendments, which replaces the incurred loss methodology with an expected loss model known as the Current Expected Credit Loss or CECL model. CECL amends the previous credit loss model to reflect a reporting entity's current estimate of all expected credit losses, not only based on historical experience and current conditions, but also by including reasonable and supportable forecasts incorporating forward-looking information. The measurement of expected credit losses under CECL is applicable to financial assets measured at amortized cost, and off-balance sheet credit exposures such as unfunded loan commitments. The allowance for credit losses required under ASU 2016-13 is deducted from the respective loans’ amortized cost basis on our condensed consolidated balance sheets. The allowance for credit losses attributed to unfunded loan commitments is included in “Accounts payable, accrued expenses and other liabilities” in our condensed consolidated balance sheets. The guidance also requires a cumulative-effect adjustment to retained earnings as of the beginning of the reporting period of adoption.

Based on our loan portfolio at January 1, 2020, the pre COVID-19 economic environment and the respective expectations for future economic conditions at the time, we recorded a cumulative-effect adjustment to our accumulated deficit as of January 1, 2020 of $15.0 million, or $0.26 per common share, of which $1.1 million, or $0.02 per common share, is attributable to unfunded loan commitments. In addition, we recorded an incremental CECL allowance for credit losses for the three months ended March 31, 2020 of $55.3 million, or $0.96 per common share, resulting in a cumulative quarter-to-date CECL impact of $70.3 million or $1.22 per common share.

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

Interest Rate Risk

Generally, the composition of our investments is such that rising interest rates will increase our net income, while declining interest rates will decrease our net income. Our net interest income currently benefits from in-the-money LIBOR floors in our loan portfolio, which benefit is expected to initially decrease as LIBOR increases. There can be no assurance that we will continue to utilize LIBOR floors. As of March 31, 2020, one-month USD LIBOR was 0.99%, as compared to 1.76% as of December 31, 2019. There can be no assurance of how our net income may be affected in future quarters, which will depend on, among other things, the interest rate environment and our then-current portfolio. As of March 31, 2020, 99.2% of our investments by total assets earned a floating rate of interest indexed to one-month USD LIBOR. The remaining 0.8% of our investments earned a fixed rate of interest. If interest rates were to decline, the value of these fixed-rate investments may increase and if interest rates were to increase, the value of these fixed-rate investments may fall; however, the interest income generated by these fixed-rate investments would not be affected by market interest rates. The interest rates we pay under our current financing facilities are floating rate. Accordingly, our interest expense will generally increase as interest rates increase and decrease as interest rates decrease.

As noted above, our interest income generally decreases as LIBOR decreases; in certain circumstances, however, LIBOR floors relating to our loan portfolio may offset some of the impact from declining rates. As of March 31, 2020, 98% of our loan portfolio is subject to a LIBOR floor of 0.95% or higher and 78% of our loan portfolio is subject to a LIBOR floor of 1.5% or higher. Due to these LIBOR floors, a 25 basis point and 50 basis point decrease in LIBOR would increase our expected cash flows by approximately $9.6 million and $19.3 million for the twelve months following March 31, 2020. Conversely, a 25 basis point and 50 basis point increase in LIBOR would decrease our expected cash flows by approximately $7.6 million and $14.9 million for the same period.

LIBOR Transition

LIBOR is expected to be discontinued after 2021. As of March 31, 2020, 99.9% of our loans by principal balance earned a floating rate of interest indexed to LIBOR, and 100.0% of our outstanding financing arrangements (excluding convertible notes) bear interest indexed to LIBOR. All of these arrangements provide procedures for determining an alternative base rate in the event that LIBOR is discontinued. Regardless, there can be no assurances as to what alternative base rates may be and whether such base rate will be more or less favorable than LIBOR and any other unforeseen impacts of the potential discontinuation of LIBOR. We intend to monitor the developments with respect to the potential phasing out of LIBOR after 2021 and work with our lenders and borrowers to minimize the impact of any LIBOR transition on our financial condition and results of operations, but can provide no assurances regarding the impact of the discontinuation of LIBOR.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that the information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired controls.
Our management, with the participation of our Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2020. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2020, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) of the Exchange Act) occurred during the quarter ended March 31, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The section entitled “Litigation” appearing in Note 11 of our condensed consolidated financial statements included in this Form 10-Q is incorporated herein by reference.

ITEM 1A. RISK FACTORS

For information regarding factors that could affect the Company’s business, results of operations, financial condition and liquidity, see the information under Part I, Item 1A. “Risk Factors” in the Form 10-K, which is accessible on the SEC’s website at www.sec.gov.

In light of the rapid, worldwide spread of a novel strain of coronavirus (“COVID-19”) and the resulting global economic disruption and uncertainty which occurred subsequent to the filing of our Form 10-K, the Company is supplementing the risk factors discussed in our Form 10-K with the following risk factors, which should be read in conjunction with the risk factors contained in our Form 10-K.

Risks Related to COVID-19

In December 2019, a novel coronavirus disease was reported and in January 2020, the World Health Organization (“WHO”) declared COVID-19 a Public Health Emergency of International Concern. On February 28, 2020, the WHO raised its assessment of the COVID-19 threat from high to very high at a global level due to the continued increase in the number of cases and affected countries, and on March 11, 2020, the WHO characterized COVID-19 as a pandemic.

The scale and scope of the COVID-19 pandemic may heighten the potential adverse effects on our business, financial performance, operating results, cash flows and/or financial condition described in the risk factors in our Form 10-K for the quarterly periods and full fiscal year of 2020, which may be material and affect us in ways we cannot foresee at this time. Although it is impossible to predict with certainty the potential full magnitude of the business and economic ramifications, COVID-19 has impacted, and may further impact, our business in various ways, including but not limited to:

•
the inability of our borrowers’ tenants to pay rent on their leases or our borrowers’ inability to re-lease space that becomes vacant, which inability, if extreme, could cause our borrowers to default on their loans and could cause us to: (i) no longer be able to pay dividends at our current rates or at all in order to preserve liquidity and (ii) be unable to meet our debt obligations to lenders or satisfy our debt covenants, which could cause us to have to sell our investments or refinance debt on unattractive terms;

•
a severe disruption and instability in the global financial markets or deteriorations in credit and financing conditions may affect our ability to access capital necessary to fund our investments at attractive interest rates, or at all, and may adversely affect the valuation of financial assets and liabilities, any of which could affect have a material adverse effect on our business, financial condition, results of operations and cash flows;

•	uncertainties created by the COVID-19 pandemic may make it difficult to estimate provisions for loan losses;

•	deterioration in the performance of the properties securing our investments that may cause deterioration in the performance of our investments and, potentially, principal losses to us;

•	difficulty or delays in redeploying the proceeds from repayments of our existing investments;

•	provisions in our current and future financing agreements may require us to provide additional collateral or pay down debt;

•	economic and market conditions affecting the value of our financial instruments and the value of particular assets and liabilities; and

•	fluctuations in equity market prices, interest rates and credit spreads limiting our ability to raise or deploy capital on a timely basis and affecting our overall liquidity.

In addition, the COVID-19 pandemic may adversely impact our business and financial condition in other areas, including:

•
an inability to operate or review potential investments in affected areas as a result of quarantines, restrictions on travel, “shelter in place” rules, restrictions on types of businesses that may continue to operate and/or restrictions on types of construction projects that may continue;

•	delays in responsiveness by borrowers and other third parties in other matters arising in the ordinary course of business due to their prioritization of matters relating to COVID-19;

•
some of our borrowers and/or their tenants operate in industries that are materially impacted by COVID-19, including but not limited to healthcare, travel, entertainment, hospitality, senior living and retail industries. Such persons are facing operational and financial hardships resulting from the spread of COVID-19 and related governmental measures, such as the closure of stores, restrictions on travel, quarantines or stay-at-home orders. If the disruptions caused by COVID-19 continue and the restrictions put in place are not lifted, the businesses of borrowers and/or their could suffer materially or become insolvent, which would adversely affect our business;

•
an extended period of remote working by our Manager’s and/or its affiliate’s employees could strain our technology resources and introduce operational risks, including heightened cybersecurity risk. Remote working environments may be less secure and more susceptible to hacking attacks, including phishing and social engineering attempts that seek to exploit the COVID-19 pandemic; and

•
COVID-19 presents a significant threat to our Manager’s and/or its affiliate’s employees’ well-being and morale, and we may experience potential loss of productivity or a delay in the roll out of certain strategic plans.

Because the properties securing our loan portfolio are located in the United States, COVID-19 will impact such loans and operating results of our borrowers to the extent that its continued spread within the United States reduces occupancy, increases the cost of operation, results in limited hours or necessitates the closure of such properties. In addition, governmental measures, such as quarantines, states of emergencies, restrictions on travel, stay-at-home orders, and other measures taken to curb the spread of the COVID-19 may negatively impact the ability of our borrowers to continue to obtain necessary goods and services or provide adequate staffing, which may also adversely affect our loans and operating results.

Some of our borrowers operate in industries that are being adversely affected by the disruption to business caused by this global outbreak. Our borrowers’ tenants have been, and may in the future be, required to suspend operations at the properties securing our loan portfolio for what could be an extended period of time. For example, with respect to retail properties in our loan portfolio, individual non-essential stores have been, and may continue to be, closed for an extended period of time or only open certain hours of the day. Certain office and industrial properties in our loan portfolio have been negatively impacted by similar impacts on the businesses of our borrowers and their tenants and may continue to be impacted by tenant bankruptcies and defaults. Multifamily properties in our loan portfolio have been impacted by declining household incomes and wealth, which may result in delinquencies or vacancies.

Given the ongoing nature of the outbreak, at this time we cannot reasonably estimate the magnitude of the ultimate impact that COVID-19 will have on our business, financial performance and operating results. We believe COVID-19’s adverse impact on our business, financial performance and operating results will in part be significantly driven by a number of factors that we are unable to predict or control, including, for example: the severity and duration of the pandemic; the pandemic’s impact on the U.S. and global economies; the timing, scope and effectiveness of additional governmental responses to the pandemic; the timing and speed of economic recovery, including the availability of a treatment or vaccination for COVID-19; and the negative impact on our financing sources, vendors and other business partners that may indirectly adversely affect us.

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

The following table sets forth information regarding purchases of shares of our common stock by us or on our behalf during the three months ended March 31, 2020:

Period Beginning	Period Ending	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Amounts paid for shares purchased as part of publicly announced program	Approximate dollar value of shares that may yet be purchased under the program(A)(B)
January 1, 2020	January 31, 2020	—	$—	—	$—	$100,000,000
February 1, 2020	February 29, 2020	—	—	—	—	100,000,000
March 1, 2020	March 31, 2020	1,648,551	11.64	1,648,551	19,195,000	80,805,000
Total/Average		1,648,551	$11.64		$19,195,000

(A)
Includes $30.8 million reserved for repurchases at prices below the then book value per share under pre-set trading plans meeting the requirements of Rule 10b5-1 under the Exchange Act as of March 31, 2020.

(B)
In April 2020, we repurchased 389,086 shares of its common stock at an average price per share of $14.92 for a total of $5.8 million, (See Note 15 - Subsequent Events to our condensed consolidated financial statements).

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description

10.1	Fifth Amendment to Master Repurchase Agreement, dated February 21, 2020, between Morgan Stanley Bank, N.A. and KREF Lending IV LLC and KKR Real Estate Finance Holdings L.P.

31.1	Certificate of Matthew A. Salem, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Mostafa Nagaty, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of Matthew A. Salem, Chief Executive Officer, pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certificate of Mostafa Nagaty, Chief Financial Officer, pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File, formatted in Inline XBRL and contained in Exhibit 101.
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

KKR REAL ESTATE FINANCE TRUST INC.

Date:	April 28, 2020	By:	/s/ Matthew A. Salem
Name: Matthew A. Salem
Title: Chief Executive Officer
(Principal Executive Officer)

Date:	April 28, 2020	By:	/s/ Mostafa Nagaty
Name: Mostafa Nagaty
Title: Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)