Form 10-Q
period 2020-06-30
KKR Real Estate Finance Trust Inc.
filed 2020-08-03
CIK 1631596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020

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

The number of shares of the registrant's common stock, par value $0.01 per share, outstanding as of July 30, 2020 was 59,391,731.

KKR REAL ESTATE FINANCE TRUST INC.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2020

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

There are a number of risks, uncertainties and other important factors that could cause our actual results to differ materially from the forward-looking statements contained in this Quarterly Report on Form 10-Q. Such risks, uncertainties and other important factors include, among others, the risks, uncertainties and factors set forth under Part I, Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (the "Form 10-K"), and in the section entitled “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q. Such risks and uncertainties include, but are not limited to, the following:

•the severity and duration of the COVID-19 pandemic;

•potential risks and uncertainties relating to the ultimate geographic spread of COVID-19;

•actions that may be taken by governmental authorities to contain the COVID-19 outbreak or to treat its impact;

•the potential negative impacts of COVID-19 on the global economy and the impacts of COVID-19 on the Company’s financial condition and business operations;

•deterioration in the performance of the properties securing our investments that may cause deterioration in the performance of our investments and, potentially, principal losses to us;

•difficulty or delays in redeploying the proceeds from repayments of our existing investments;

•the general political, economic and competitive conditions in the United States and in any foreign jurisdictions in which we invest;

•the level and volatility of prevailing interest rates and credit spreads;

•adverse changes in the real estate and real estate capital markets;

•general volatility of the securities markets in which we participate;

•changes in our business, investment strategies or target assets;

•difficulty in obtaining financing or raising capital;

•adverse legislative or regulatory developments;

•reductions in the yield on our investments and increases in the cost of our financing;

•acts of God such as hurricanes, earthquakes and other natural disasters, pandemics such as COVID-19, acts of war and/or terrorism and other events that may cause unanticipated and uninsured performance declines and/or losses to us or the owners and operators of the real estate securing our investments;

•defaults by borrowers in paying debt service on outstanding indebtedness;

•the adequacy of collateral securing our investments and declines in the fair value of our investments;

•adverse developments in the availability of desirable investment opportunities whether they are due to competition, regulation or otherwise;

•difficulty in successfully managing our growth, including integrating new assets into our existing systems;

•the cost of operating our platform, including, but not limited to, the cost of operating a real estate investment platform and the cost of operating as a publicly traded company;

•the availability of qualified personnel and our relationship with our Manager;

•subsidiaries of KKR & Co. Inc. control us and KKR's interests may conflict with those of our stockholders in the future;

•our qualification as a real estate investment trust ("REIT") for U.S. federal income tax purposes and our exclusion from registration under the Investment Company Act of 1940, as amended (the "Investment Company Act"); and

•authoritative accounting principles generally accepted in the United States of America ("GAAP") or policy changes from such standard-setting bodies such as the Financial Accounting Standards Board (the "FASB"), the Securities and Exchange Commission (the "SEC"), the Internal Revenue Service, the New York Stock Exchange and other authorities that we are subject to, as well as their counterparts in any foreign jurisdictions where we might do business.

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

PART I — FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

KKR Real Estate Finance Trust Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(Amounts in thousands, except share and per share data)

	June 30, 2020	December 31, 2019
Assets
Cash and cash equivalents(A)	$127,250	$67,619
Commercial mortgage loans, held-for-investment	5,113,531	4,931,042
Less: Allowance for credit losses	(62,399)	—
Commercial mortgage loans, held-for-investment, net	5,051,132	4,931,042
Equity method investments	33,606	37,469
Accrued interest receivable	16,860	16,305
Other assets	6,759	4,583
Total Assets	$5,235,607	$5,057,018

Liabilities and Equity
Liabilities
Secured financing agreements, net	$3,152,652	$2,884,887
Collateralized loan obligation, net	806,645	803,376
Convertible notes, net	139,766	139,075
Loan participations sold, net	64,978	64,966
Dividends payable	24,097	25,036
Accrued interest payable	4,275	6,686
Accounts payable, accrued expenses and other liabilities(B)	5,763	3,363
Due to affiliates	4,928	5,917
Total Liabilities	4,203,104	3,933,306

Commitments and Contingencies (Note 11)

Temporary Equity
Redeemable preferred stock	2,275	1,694

Permanent Equity
Preferred stock, 50,000,000 authorized 1 share with par value of $0.01 issued and outstanding as of June 30, 2020 and December 31, 2019)	—	—
Common stock, 300,000,000 authorized (55,491,405 and 57,486,583 shares with par value of $0.01 issued and outstanding as of June 30, 2020 and December 31, 2019, respectively)	555	575
Additional paid-in capital	1,168,720	1,165,995
Accumulated deficit	(78,048)	(8,594)
Repurchased stock, 3,900,326 and 1,862,689 shares repurchased as of June 30, 2020 and December 31, 2019, respectively	(60,999)	(35,958)
Total KKR Real Estate Finance Trust Inc. stockholders’ equity	1,030,228	1,122,018
Total Permanent Equity	1,030,228	1,122,018
Total Liabilities and Equity	$5,235,607	$5,057,018
(A) Includes $8.0 million held in collateralized loan obligation as of June 30, 2020 (See Note 5).
(B)  Includes $1.9 million and $0.0 million of reserve for unfunded loan commitments at June 30, 2020 and December 31, 2019, respectively.

See Notes to Condensed Consolidated Financial Statements.

KKR Real Estate Finance Trust Inc. and Subsidiaries

Condensed Consolidated Statements of Income (Unaudited)
(Amounts in thousands, except share and per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Net Interest Income
Interest income	$67,219	$62,944	$138,298	$127,695
Interest expense	30,563	37,089	69,645	71,931
Total net interest income	36,656	25,855	68,653	55,764
Other Income
Income (loss) from equity method investments	297	868	(1,604)	1,993
Change in net assets related to CMBS consolidated variable interest entities	—	(1,551)	—	(1,209)
Other income	196	671	556	1,153
Total other income (loss)	493	(12)	(1,048)	1,937

Operating Expenses
General and administrative	4,046	2,781	7,813	5,142
Provision for credit losses, net	(1,366)	—	53,908	—
Management fees to affiliate	4,218	4,288	8,517	8,575
Incentive compensation to affiliate	1,249	1,145	2,855	2,098
Total operating expenses	8,147	8,214	73,093	15,815

Income (Loss) Before Income Taxes, Preferred Dividends and Redemption Value Adjustment	29,002	17,629	(5,488)	41,886
Income tax expense	77	280	159	289
Net Income (Loss)	28,925	17,349	(5,647)	41,597
Preferred Stock Dividends and Redemption Value Adjustment	335	(32)	927	(489)
Net Income (Loss) Attributable to Common Stockholders	$28,590	$17,381	$(6,574)	$42,086

Net Income (Loss) Per Share of Common Stock
Basic	$0.52	$0.30	$(0.12)	$0.73
Diluted	$0.52	$0.30	$(0.12)	$0.73
Weighted Average Number of Shares of Common Stock Outstanding
Basic	55,491,937	57,412,522	56,419,332	57,400,023
Diluted	55,504,077	57,507,219	56,419,332	57,492,296

Dividends Declared per Share of Common Stock	$0.43	$0.43	$0.86	$0.86

See Notes to Condensed Consolidated Financial Statements.

KKR Real Estate Finance Trust Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Equity (Unaudited)
(Amounts in thousands, except share data)

	Permanent Equity								Temporary Equity
	KKR Real Estate Finance Trust Inc.
	Preferred Stock		Common Stock
	Shares	Stated Value	Shares	Par Value	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Repurchased Stock	Total KKR Real Estate Finance Trust Inc. Stockholders' Equity	Redeemable Preferred Stock
Balance at December 31, 2019	1	$—	57,486,583	$575	$1,165,995	$(8,594)	$(35,958)	$1,122,018	$1,694
Repurchase of common stock	—	—	(1,648,551)	—	—	—	(19,244)	(19,244)	—
Preferred dividends declared, per share	—	—	—	—	—	—	—	—	(178)
Common dividends declared, $0.43 per share	—	—	—	—	—	(24,010)	—	(24,010)	—
Adjustment of redeemable preferred stock to redemption value	—	—	—	—	—	(414)	—	(414)	414
Stock-based compensation	—	—	—	—	1,607	—	—	1,607	—
Cumulative-effect adjustment upon adoption of ASU 2016-13 (Note 2)	—	—	—	—	—	(15,009)	—	(15,009)	—
Net income (loss)	—	—	—	—	—	(34,750)	—	(34,750)	178
Balance at March 31, 2020	1	$—	55,838,032	$575	$1,167,602	$(82,777)	$(55,202)	$1,030,198	$2,108
Repurchase of common stock	—	—	(389,086)	(20)	—	—	(5,797)	(5,817)	—
Preferred dividends declared, per share	—	—	—	—	—	—	—	—	(168)
Adjustment of redeemable preferred stock to redemption value	—	—	—	—	—	(167)	—	(167)	167
Common dividends declared,$0.43 per share	—	—	—	—	—	(23,861)	—	(23,861)	—
Stock-based compensation	—	—	42,459	*	1,118	—	—	1,118	—
Net income (loss)	—	—	—	—	—	28,757	—	28,757	168
Balance at June 30, 2020	1	$—	55,491,405	$555	$1,168,720	$(78,048)	$(60,999)	$1,030,228	$2,275
* Rounds to zero.

	Permanent Equity								Temporary Equity
	KKR Real Estate Finance Trust Inc.
	Preferred Stock		Common Stock
	Shares	Stated Value	Shares	Par Value	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Repurchased Stock	Total KKR Real Estate Finance Trust Inc. Stockholders' Equity	Redeemable Preferred Stock
Balance at December 31, 2018	1	$—	57,596,217	$576	$1,163,845	$(225)	$(31,854)	$1,132,342	$2,846
Repurchase of common stock	—	—	(212,809)	(2)	—	—	(4,104)	(4,106)	—
Offering costs	—	—	—	—	(518)	—	—	(518)	—
Preferred dividends declared, per share	—	—	—	—	—	—	—	—	(161)
Common dividends declared, $0.43 per share	—	—	—	—	—	(24,761)	—	(24,761)	—
Adjustment of redeemable preferred stock to redemption value	—	—	—	—	—	618	—	618	(618)
Stock-based compensation	—	—	—	—	991	—	—	991	—
Net income (loss)	—	—	—	—	—	24,087	—	24,087	161
Balance at March 31, 2019	1	$—	57,383,408	$574	$1,164,318	$(281)	$(35,958)	$1,128,653	$2,228
Preferred dividends declared, per share	—	—	—	—	—	—	—	—	(165)
Common dividends declared, $0.43 per share	—	—	—	—	—	(24,688)	—	(24,688)	—
Adjustment of redeemable preferred stock to redemption value	—	—	—	—	—	197	—	197	(197)
Stock-based compensation	—	—	29.661	*	658	—	—	658	—
Net income (loss)	—	—	—	—	—	17,184	—	17,184	165
Balance at June 30, 2019	1	$—	57,413,069	$574	$1,164,976	$(7,588)	$(35,958)	$1,122,004	$2,031
* Rounds to zero.

See Notes to Condensed Consolidated Financial Statements.

KKR Real Estate Finance Trust Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Amounts in thousands)

	For the Six Months Ended June 30,
	2020	2019
Cash Flows From Operating Activities
Net income (loss)	$(5,647)	$41,597
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of deferred debt issuance costs and discounts	10,779	8,496
Accretion of net deferred loan fees and discounts	(8,423)	(10,545)
Payment-in-kind interest	(926)	—
Change in non-cash net assets of consolidated variable interest entities	—	2,330
(Income) Loss from equity method investments	3,362	(587)
Provision for credit losses, net	53,908	—
Stock-based compensation expense	2,981	2,034
Changes in operating assets and liabilities:
Accrued interest receivable, net	(555)	(127)
Other assets	(1,541)	(1,135)
Accrued interest payable	(2,410)	(1,689)
Accounts payable, accrued expenses and other liabilities	1,462	(199)
Due to affiliates	52	6
Net cash provided by (used in) operating activities	53,042	40,181

Cash Flows From Investing Activities
Proceeds from sale/syndication and principal repayments of commercial mortgage loans, held-for-investment	233,972	968,118
Origination of commercial mortgage loans, held-for-investment	(411,762)	(1,784,773)
Investment in commercial mortgage-backed securities, equity method investee	—	(6,245)
Net cash provided by (used in) investing activities	(177,790)	(822,900)

Cash Flows From Financing Activities
Proceeds from borrowings under secured financing agreements	900,560	2,299,598
Payments of common stock dividends	(48,729)	(49,574)
Payments of preferred stock dividends	(429)	(384)
Principal repayments on borrowings under secured financing agreements	(636,735)	(1,359,260)
Payments of debt and collateralized debt obligation issuance costs	(3,774)	(6,168)
Payments of stock issuance costs	(157)	(801)
Payments to reacquire common stock	(25,061)	(4,106)
Tax withholding on stock-based compensation	(1,296)	(385)
Net cash provided by (used in) financing activities	184,379	878,920

Net Increase (Decrease) in Cash, Cash Equivalents	59,631	96,201
Cash, Cash Equivalents at Beginning of Period	67,619	86,531
Cash, Cash Equivalents at End of Period	$127,250	$182,732

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$61,785	$67,459
Cash paid during the period for income taxes	—	336

Supplemental Schedule of Non-Cash Investing and Financing Activities
Loan principal payments held by servicer	$—	$7,927
Dividend declared, not yet paid	24,097	24,915
Deferred financing costs, not yet paid	71	—
Deferred issuance costs, not yet paid	101	—
Loan participations sold, net	—	(86,678)
Repayment of commercial loans, held for investment	—	86,678
Loan participations sold, net	—	65,798
Funding of commercial loans, held for investment	—	(65,798)

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

As of June 30, 2020, KKR beneficially owned 22,008,616 shares of KREF's common stock, of which 2,008,616 shares were held by KKR on behalf of a third-party investor.

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

Risks and Uncertainties — The recent outbreak of the coronavirus pandemic (“COVID-19”) around the globe continues to adversely impact global commercial activity and has contributed to significant volatility in financial markets. The impact of the outbreak has been rapidly evolving around the globe, with several countries taking drastic me res to limit the spread of the virus by instituting quarantines or lockdowns and imposing travel restrictions. Such actions are creating significant disruptions to global supply chains, and adversely impacting several industries, including but not limited to, airlines, hospitality, retail and the broader real estate industry.
The major disruption caused by COVID-19 significantly reduced economic activity in most of the United States during the first half of 2020 resulting in a significant increase in unemployment claims and a significant decline in the U.S. Gross Domestic Product (“GDP”).

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

Temporary Equity — KREF's Special Non-Voting Preferred Stock (“SNVPS”) became redeemable in the second quarter of 2018. As a result, starting with the second quarter of 2018, KREF adjusts the carrying value of the SNVPS to its redemption value quarterly. Accordingly, KREF adjusted the carrying value of the SNVPS to its redemption value of $2.3 million as of June 30, 2020 and recorded a $0.2 million and $0.6 million non-cash redemption value adjustment to the SNVPS (“SNVPS Redemption Value Adjustment”) during the three and six months ended June 30, 2020, respectively. Such adjustment is treated similar to a dividend on preferred stock for GAAP purposes, accordingly, the SNVPS Redemption Value Adjustment is therefore deducted from (or added back to) “Net Income (Loss)” to arrive at “Net Income (Loss) Attributable to Common Stockholders” on KREF's Condensed Consolidated Statements of Income.

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
Valuation Process — The Manager reviews the valuation of Level 3 financial instruments as part of KKR's quarterly process. As of June 30, 2020, KKR’s valuation process for Level 3 measurements, as described below, subjected valuations to the review and oversight of various committees. KKR has a global valuation committee assisted by the asset class-specific valuation committees, including a real estate valuation committee that reviews and approves all preliminary Level 3 valuations for real estate assets, including the financial instruments held by KREF. The global valuation committee is responsible for coordinating and implementing KKR’s valuation process to ensure consistency in the application of valuation principles across portfolio investments and between periods. All Level 3 valuations are also subject to approval by the global valuation committee.

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

KREF must also maintain sufficient cash and cash equivalents to satisfy liquidity covenants related to its secured financing agreements. However, such amounts are not restricted from use in KREF's current operations, and KREF does not present these cash and cash equivalents as restricted. As of June 30, 2020 and December 31, 2019, KREF was required to maintain unrestricted cash and cash equivalents of at least $36.3 million and $33.4 million, respectively, to satisfy its liquidity covenants (Note 4).

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
KREF estimates the CECL expected credit losses for its loan portfolio, including unfunded loan commitments, at the individual loan level. Significant inputs to KREF’s forecasting methods include (i) key loan-specific inputs such as loan-to-value ("LTV"), vintage year, loan-term, underlying property type, occupancy, geographic location, and expected timing and amount of future loan fundings, (ii) performance against the underwritten business plan and KREF's internal loan risk rating and (iii) a macro-economic forecast. These estimates may change in future periods based on available future macro-economic data and might result in a material change in the Company’s future estimates of expected credit losses for its loan portfolio. KREF considers the individual loan internal risk rating as the primary credit quality indicator underlying the CECL assessment. In certain instances, KREF considers relevant loan-specific qualitative factors to certain loans to estimate its CECL expected credit losses.

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

Commercial Mortgage Loans Held-For-Investment and Allowance for Credit Losses — KREF recognizes its investments in commercial mortgage loans based on management's intent, and KREF's ability, to hold those investments through their contractual maturity. Management classifies those loans that management does not intend to sell in the foreseeable future, and KREF is able to hold until maturity, as held-for-investment. Loans that are held-for-investment are carried at their aggregate outstanding principal, net of applicable (i) unamortized origination or acquisition premiums and discounts, (ii) unamortized deferred nonrefundable fees and other direct loan origination costs, and (iii) allowance for credit losses, net of write-offs of impaired loans. If a loan is determined to be impaired, management writes down the loan through a charge to the "Allowance for credit losses". See "— Expense Recognition — Commercial Mortgage Loans, Held-For-Investment" for additional discussion regarding management’s determination for loan losses. KREF applies the interest method to amortize origination or acquisition premiums and discounts and deferred nonrefundable fees or other direct loan origination costs, or on a straight-line basis when it approximates the interest method. Loans for which management elects the fair value option at the time of origination, or acquisition, are carried at fair value on a recurring basis (Note 3).

Commercial Mortgage Loans Held-For-Sale — Loans that KREF originates or acquires, which KREF is unable to hold, or management intends to sell or otherwise dispose of, in the foreseeable future are classified as held-for-sale and are carried at the lower of amortized cost or fair value.

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

Other Assets and Accounts Payable, Accrued Expenses and Other Liabilities — As of June 30, 2020, other assets included $2.9 million of deferred financing costs related to KREF's Revolver (Note 4) and $0.9 million of prepaids. As of December 31, 2019, other assets primarily included $2.4 million of deferred financing costs related to KREF's Revolver. As of June 30, 2020, accounts payable, accrued expenses and other liabilities consisted of $3.5 million of accrued expenses and $1.9 million of allowance for credit losses related to KREF's unfunded loan commitments. As of December 31, 2019, accounts payable, accrued expenses and other liabilities mainly consisted of $2.7 million of accrued expenses and $0.7 million of good faith deposits.

Dividends Payable — KREF accrues for dividends on its common stock and the redeemable preferred stock upon declaration of such dividends. In June 2020, KREF's board of directors declared a dividend of $0.43 per share of common stock to shareholders of record as of June 30, 2020, which was accrued in “Dividends payable” on KREF’s Condensed Consolidated Balance Sheet as of June 30, 2020 and was subsequently paid on July 15, 2020.

Special Non-Voting Preferred Stock — Equity instruments that are redeemable for cash or other assets are classified as temporary equity if the instrument is redeemable, at the option of the holder, at a fixed or determinable price on a fixed or determinable date or upon the occurrence of an event that is not solely within the control of the issuer. Redeemable equity instruments are initially carried at the fair value of the equity instrument at the issuance date, which is subsequently adjusted at each balance sheet date if the instrument is currently redeemable or probable of becoming redeemable. KREF accounted for the SNVPS as redeemable preferred stock since a third party holds a redemption option, exercisable after May 5, 2018, and such redemption is not solely within KREF's control. The SNVPS became redeemable in the second quarter of 2018. As a result, starting with the second quarter of 2018, KREF adjusts the carrying value of the SNVPS to its redemption value quarterly. Accordingly, KREF adjusted the carrying value of the SNVPS to its redemption value of $2.3 million as of June 30, 2020 and recorded a $0.2 million and $0.6 million non-cash SNVPS Redemption Value Adjustment during the three and six months ended June 30, 2020, respectively.

Repurchased Stock — KREF accounts for repurchases of its common stock based on the settlement date and presents repurchased stock in “Repurchased stock” on its Condensed Consolidated Balance Sheets (Note 9). Payments for stock repurchases that are not yet settled as of the reporting date are presented within “Other assets” on the Condensed Consolidated Balance Sheets. As of June 30, 2020, KREF did not retire any repurchased stock.

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

Other Income — KREF recognizes interest income earned on its cash balances and miscellaneous fee income in “Other income” on its Condensed Consolidated Statements of Income. Interest income on cash balances totaled $0.4 million and $0.9 million for the six months ended June 30, 2020 and 2019, respectively.

Realized Gain (Loss) on Sale of Investments — KREF recognizes the excess, or deficiency, of net proceeds received, less the net carrying value of such investments, as realized gains or losses, respectively. KREF reverses cumulative, unrealized gains or losses previously reported in its Condensed Consolidated Statements of Income with respect to the investment sold at the time of sale.

Expense Recognition

Commercial Mortgage Loans, Held-For-Investment — For each loan in KREF's portfolio, management performs a quarterly evaluation of impairment indicators of loans classified as held-for-investment using applicable loan, property, market and sponsor information obtained from borrowers, loan servicers and local market participants. Such indicators may include the net present value of the underlying collateral, property operating cash flows, the sponsor’s financial wherewithal and competency in managing the property, macroeconomic trends, and property submarket—specific economic factors. The evaluation of these indicators of impairment requires significant judgment by management to determine whether failure to collect contractual amounts is probable.

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

Management considers loans to be past due when a monthly payment is due and unpaid for 60 days or more. Loans are placed on nonaccrual status and considered non-performing when full payment of principal and interest is in doubt, which generally occurs when principal or interest is 120 days or more past due unless the loan is both well secured and in the process of collection. Interest received on loans placed on nonaccrual status are accounted for under the cost-recovery method, until qualifying for return to accrual. Management may return a loan to accrual status when repayment of principal and interest is reasonably assured under the terms of the restructured loan. During the three months ended June 30, 2020, management placed one mezzanine loan with an outstanding principal balance of $5.5 million on nonaccrual status and wrote off $4.7 million (the "Write-off") of the loan balance determined uncollectable (Note 3). As of June 30, 2020, no other loan was placed on nonaccrual status or otherwise considered past due.

In certain circumstances, KREF may also modify the original terms of a loan agreement by granting a concession to a borrower experiencing financial difficulty. Such modifications are considered troubled debt restructurings (“TDR”) under GAAP and typically include interest rate reductions, payment extension and modification of loan covenants. KREF did not have any loan modifications accounted for as TDRs during the three and six months ended June 30, 2020.

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

As of June 30, 2020 and December 31, 2019, KREF did not have any material deferred tax assets or liabilities arising from future tax consequences attributable to differences between the carrying amounts of existing assets and liabilities in accordance with GAAP and their respective tax bases.

KREF recognizes tax benefits for uncertain tax positions only if it is more likely than not that the position is sustainable based on its technical merits. Interest and penalties on uncertain tax positions are included as a component of the provision for income taxes in KREF's Condensed Consolidated Statements of Income. As of June 30, 2020, KREF did not have any material uncertain tax positions.

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

Recent Accounting Pronouncements

On March 12, 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides temporary optional expedients and exceptions to the US GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from LIBOR and other interbank offered rates to alternative reference rates. The guidance is effective upon issuance and generally can be applied through December 31, 2022. KREF has not adopted any of the optional expedients or exceptions through June 30, 2020, but will continue to evaluate the possible adoption of any such expedients or exceptions during the effective period as circumstances evolve.

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollars in tables in thousands, except per share amounts)
Note 3. Commercial Mortgage Loans

The following table summarizes KREF's investments in commercial mortgage loans as of June 30, 2020 and December 31, 2019:

					Weighted Average
Loan Type	Outstanding Principal	Amortized Cost(A)	Carrying Value(B)	Loan Count	Floating Rate Loan %(C)	Coupon(C)	Life (Years)(D)
June 30, 2020
Loans held-for-investment
Senior loans(E)	$5,081,125	$5,057,522	$4,996,218	36	100.0%	4.8%	3.6
Mezzanine loans	61,400	56,009	54,914	3	91.0	10.0	4.1
	$5,142,525	$5,113,531	$5,051,132	39	99.9%	4.8%	3.7
December 31, 2019
Loans held-for-investment
Senior loans(E)	$4,919,298	$4,890,408	4,890,408	37	100.0%	5.0%	4.1
Mezzanine loans	41,400	40,634	40,634	2	86.7	9.6	4.6
	$4,960,698	$4,931,042	4,931,042	39	99.9%	5.1%	4.1
(A) Amortized cost represents the outstanding principal of loan, net of applicable unamortized discounts, loan origination fees and write-off on uncollectable loan balances.
(B) Carrying value represents the amortized cost of loan, net of applicable allowance for credit losses.
(C) Average weighted by outstanding principal of loan. Weighted average coupon assumes the greater of applicable one-month LIBOR rates of 0.16% and 1.76% as of June 30, 2020 and December 31, 2019, respectively, or the applicable contractual LIBOR floor.
(D) The weighted average life of each loan is based on the expected timing of the receipt of contractual principal repayments assuming all extension options are exercised by the borrower.
(E) Senior loans may include accommodation mezzanine loans in connection with the senior mortgage financing. Also, includes vertical loan participations sold with a principal of $65.0 million and a carrying value of $65.0 million as of June 30, 2020 and December 31, 2019, respectively. Includes CLO loan participations of $992.0 million and $1.0 billion as of June 30, 2020 and December 31, 2019, respectively.

Activity — For the six months ended June 30, 2020, the loan portfolio activity was as follows:

	Amortized Cost	Allowance for Credit Losses	Carrying Amount
Balance at December 31, 2019	$4,931,042	$—	$4,931,042
Originations and future fundings, net(A)	411,762	—	411,762
Proceeds from sales and principal repayments	(233,972)	—	(233,972)
Accretion of loan discount and other amortization, net(B)	8,423	—	8,423
PIK interest	926	—	926
Cumulative-effect adjustment upon adoption of ASU 2016-13	—	(13,909)	(13,909)
Provision for credit losses, net	—	(53,140)	(53,140)
Loan write-off	(4,650)	4,650	—
Balance at June 30, 2020	$5,113,531	$(62,399)	$5,051,132
(A) Net of applicable premiums, discounts and deferred loan origination costs. Includes fundings on previously originated loans.
(B) Includes accretion of applicable discounts, certain fees and deferred loan origination costs.

As of June 30, 2020 and December 31, 2019, there was $24.3 million and $29.7 million, respectively, of unamortized deferred loan fees and discounts included in commercial mortgage loans, held-for-investment, net in the Condensed Consolidated Balance Sheets. KREF recognized net accelerated fees income of $0.1 million and $0.3 million, during the three and six months ended June 30, 2020, respectively. KREF recognized prepayment fee income and net accelerated fees income of $0.0 million and $0.5 million, respectively, during the three months ended June 30, 2019; and $0.2 million and $2.8 million, respectively, during the six months ended June 30, 2019.

During the three months ended June 30, 2020, KREF entered into loan modifications on two hotel loans with a total outstanding principal and net book value of $216.9 million and $209.2 million, respectively. These modifications included, among other changes, incremental capital contributions from the borrowers, repurposing of reserves, and a temporary partial deferral for a

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollars in tables in thousands, except per share amounts)
portion of the coupon as payment-in-kind interest (“PIK Interest”) due, which is capitalized, compounded, and added to the outstanding principal balance of the respective loans. These loan modifications were not considered TDRs under GAAP.

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

June 30, 2020					December 31, 2019
Risk Rating	Number of Loans	Net Book Value	Total Loan Exposure(A)	Total Loan Exposure %	Risk Rating	Number of Loans	Net Book Value	Total Loan Exposure(A)	Total Loan Exposure %
1	2	$159,131	$159,348	3.1%	1	1	$85,730	$86,000	1.7%
2	2	249,816	250,695	4.8	2	5	450,827	451,858	9.0
3	27	3,845,141	3,966,103	76.0	3	33	4,394,485	4,501,440	89.3
4	7	796,194	839,479	16.0	4	—	—	—	—
5	1	850	5,500	0.1	5	—	—	—	—
	39	$5,051,132	$5,221,125	100.0%		39	$4,931,042	$5,039,298	100.0%
(A) In certain instances, KREF finances its loans through the non-recourse sale of a senior interest that is not included in the condensed consolidated financial statements. Total loan exposure includes the entire loan KREF originated and financed, including $143.6 million of such non-consolidated interests and excludes $65.0 million vertical loan participation as of June 30, 2020 and December 31, 2019, respectively.

As of June 30, 2020, the average risk rating of KREF's portfolio was 3.1 (Average Risk), weighted by total loan exposure, as compared to 2.9 (Average Risk) as of December 31, 2019.

Loan Vintage — The following tables present the amortized cost of the loan portfolio at June 30, 2020, by KREF's internal risk rating and year of origination. The risk ratings are updated as of June 30, 2020.

June 30, 2020
			Amortized Cost by Year of Origination
Risk Rating	Number of Loans	Outstanding Principal	2020	2019	2018	2017	2016	2015	Total	Carrying Amount
Commercial Mortgage Loans
1	2	$159,348	$—	$—	$159,156	$—	$—	$—	$159,156	$159,131
2	2	250,695	—	61,064	—	189,004	—	—	250,068	249,816
3	27	3,887,503	195,213	2,462,688	1,059,214	149,887	—	—	3,867,002	3,845,141
4	7	839,479	105,084	76,003	333,360	197,130	—	124,878	836,455	796,194
5	1	5,500	—	—	—	—	—	850	850	850
	39	$5,142,525	$300,297	$2,599,755	$1,551,730	$536,021	$—	$125,728	$5,113,531	$5,051,132

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollars in tables in thousands, except per share amounts)
Allowance for Credit Losses — For the three months ended March 31, 2020 and June 30, 2020, respectively, the changes to allowance for credit losses were as follows:

	Commercial Mortgage Loans	Unfunded Loan Commitments	Total
Balance at December 31, 2019	$—	$—	$—
Cumulative-effect adjustment upon adoption of ASU 2016-13	13,909	1,100	15,009
Provision for credit losses, net	52,070	3,204	55,274
Write-offs charged	—	—	—
Recoveries	—	—	—
Balance at March 31, 2020	$65,979	$4,304	$70,283
Provision for credit losses, net	1,070	(2,436)	(1,366)
Write-offs charged	(4,650)	—	(4,650)
Recoveries	—	—	—
Balance at June 30, 2020	$62,399	$1,868	$64,267

The increase in the provision for credit losses during the three months ended March 31, 2020 of $55.3 million, compared to the January 1, 2020 cumulative-effect adjustment upon adoption of ASU 2016-13 of $15.0 million, is primarily attributable to the significant adverse change in the economic outlook due to the COVID-19 pandemic. In addition, the average risk ratings of KREF's loan portfolio increased from 2.9 as of December 31, 2019 to 3.0 as of March 31, 2020.

The decrease of $1.4 million in the provision for credit losses during the three months ended June 30, 2020 compared to the March 31, 2020 provision is primarily attributable to a slightly more stable macro-economic outlook based on recent observed economic data.

Concentration of Credit Risk — The following tables present the geographies and property types of collateral underlying KREF's commercial mortgage loans as a percentage of the loans' principal amounts:

	June 30, 2020	December 31, 2019		June 30, 2020	December 31, 2019
Geography			Collateral Property Type
New York	21.4%	22.5%	Multifamily	52.3%	58.3%
Illinois	9.7	9.7	Office	28.6	25.5
Pennsylvania	8.9	9.2	Condo (Residential)	6.3	3.0
Virginia	7.9	8.2	Retail	4.5	4.7
Massachusetts	7.5	7.7	Hospitality	4.2	4.4
California	6.9	6.9	Industrial	2.7	2.8
Washington	6.6	6.9	Student Housing	1.4	1.3
Texas	5.9	2.5	Total	100.0%	100.0%
Florida	5.3	6.9
Georgia	4.3	4.3
Minnesota	3.7	3.7
Colorado	3.1	2.8
New Jersey	3.0	3.1
Oregon	2.4	2.5
Alabama	1.2	1.2
Washington D.C.	1.0	—
Other U.S.	1.2	1.9
Total	100.0%	100.0%

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollars in tables in thousands, except per share amounts)
Note 4. Debt Obligations

The following table summarizes KREF's secured master repurchase agreements and other financing arrangements in place as of June 30, 2020 and December 31, 2019:

	June 30, 2020											December 31, 2019
	Facility							Collateral				Facility
	Month Issued	Outstanding Principal	Carrying Value(A)	Maximum Facility Size	Final Stated Maturity	Weighted Average Funding Cost(B)	Weighted Average Life (Years) (B)	Outstanding Principal	Amortized Cost Basis	Carrying Value	Weighted Average Life (Years)(C)	Carrying Value(A)
Master Repurchase Agreements(D)
Wells Fargo(E)	Oct 2015	$469,259	$466,889	$1,000,000	Nov 2023	1.9%	2.2	$658,280	$654,512	$627,079	3.6	$464,933
Morgan Stanley(F)	Dec 2016	418,605	417,478	600,000	Dec 2022	2.1	2.1	558,140	554,929	553,826	4.5	392,279
Goldman Sachs(G)	Sep 2016	199,942	198,843	400,000	Oct 2021	3.2	1.0	305,770	305,572	301,099	2.3	223,867
Term Lending Agreement
KREF Lending V(H)	Jun 2019	900,000	898,702	900,000	Jun 2026	2.2	1.9	1,126,938	1,120,471	1,113,909	3.9	868,816
Warehouse Facility
HSBC Facility(I)	Mar 2020	57,616	56,861	500,000	Mar 2023	1.8	2.6	76,821	75,999	75,319	4.6	—
Asset Specific Financing
BMO Facility(J)	Aug 2018	82,268	81,662	300,000	n.a	2.0	3.4	107,348	106,955	104,405	3.5	141,120
Revolving Credit Agreement
Revolver(K)	Dec 2018	50,000	50,000	335,000	Dec 2023	3.0	3.4	n.a	n.a	n.a	n.a	—
Total / Weighted Average		$2,177,690	$2,170,435	$4,035,000		2.2%	2.0					$2,091,015
(A) Net of $7.3 million and $9.5 million unamortized debt issuance costs as of June 30, 2020 and December 31, 2019, respectively.
(B) Average weighted by the outstanding principal of borrowings. Funding cost includes deferred financing costs.
(C) Average based on the fully extended loan maturity, weighted by the outstanding principal of the collateral.
(D) Borrowings under these repurchase agreements are collateralized by senior loans, held-for-investment, and bear interest equal to the sum of (i) a floating rate index, equal to one-month LIBOR, or an index approximating LIBOR, and (ii) a margin, based on the collateral. As of June 30, 2020 and December 31, 2019, the percentage of the outstanding principal of the collateral sold and not borrowed under these repurchase agreements, or average "haircut" weighted by outstanding principal of collateral, was 28.5% and 27.4%, respectively (or 26.9% and 25.7%, respectively, if KREF had borrowed the maximum amount approved by its repurchase agreement counterparties as of such dates).
(E) The current stated maturity date is November 2021, which does not reflect two, twelve-month facility term extensions available to KREF, which is contingent upon certain covenants and thresholds. As of June 30, 2020, the collateral-based margin was between 1.25% and 2.15%.
(F) In February 2020, the Morgan Stanley repurchase agreement was amended to change the initial maturity to December 2020, with two one-year extension options upon giving written notice and another two one-year extension periods subject to approval by Morgan Stanley. KREF has the option to increase the facility amount to $750.0 million. As of June 30, 2020, the collateral-based margin was between 1.75% and 1.85%.
(G) In May 2020, the facility was amended to extend the current stated maturity date to October 30, 2021, which does not reflect KREF's option to extend the maturity date to October 31, 2023 subject to the satisfaction of certain conditions. As of June 30, 2020, the collateral-based margin was between 1.85% and 2.40%.
(H) In June 2019, KREF Lending V LLC, a wholly-owned indirect subsidiary of KREF, entered into a Master Repurchase and Securities Contract Agreement (the "Term Lending Agreement") with Morgan Stanley Mortgage Capital Holdings LLC ("Administrative Agent"), as administrative agent on behalf of Morgan Stanley Bank, N.A. ("Initial Buyer"), which provides for current and future financings of up to $900.0 million on a non-mark-to-market basis. The Initial Buyer subsequently syndicated a portion of the facility to multiple financial institutions. As of June 30, 2020, the Initial Buyer held 48.9% of the total commitment under the facility. Borrowings under the Term Lending Agreement are collateralized by certain loans, held for investment, and bear interest equal to one-month LIBOR, plus a 1.9% margin. The Term Lending Agreement has an initial maturity of June 2021, subject to five one-year extension options, which may be exercised by KREF upon the satisfaction of certain customary conditions and thresholds.
(I) In March 2020, KREF Lending VIII LLC, a wholly-owned indirect subsidiary of KREF, entered into a $500.0 million Loan and Security Agreement with HSBC Bank USA, National Association (“HSBC Facility”). The facility, which matures in March 2023, provides warehouse financing on a non-mark-to-market basis with partial recourse to KREF. As of June 30, 2020, the collateral-based margin was 1.50%.
(J) In August 2018, KREF entered into a $200.0 million loan financing facility with BMO Harris Bank ("BMO Facility"). The facility provides asset-based financing on a non-mark to market basis with matched-term up to five years with partial recourse to KREF. During May 2019, KREF increased the borrowing capacity to $300.0 million. As of June 30, 2020, the collateral-based margin was between 1.50% and 1.70%.
(K) In December 2018, KREF entered into a $100.0 million corporate revolving credit facility (“Revolver”) administered by Morgan Stanley Senior Funding, Inc. Additional lenders were added in 2019 and 2020, further increasing the borrowing capacity under the Revolver to $335.0 million as of June 30, 2020. The current stated maturity of the facility is December 2023. Borrowings under the facility bear interest at a per annum rate equal to the sum of (i) a floating rate index and (ii) a fixed margin. Borrowings under this facility are full recourse to certain guarantor wholly-owned subsidiaries of KREF. As of June 30, 2020, the carrying value excluded $2.9 million unamortized debt issuance costs presented within " — Other assets" in KREF's Condensed Consolidated Balance Sheets.

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollars in tables in thousands, except per share amounts)
The preceding table excludes loan participations sold (Note 7).

As of June 30, 2020 and December 31, 2019, KREF had outstanding repurchase agreements and a Term Lending Agreement where the amount at risk with any individual counterparty, or group of related counterparties, exceeded 10.0% of KREF’s stockholders' equity. The amount at risk under these agreements is the net counterparty exposure, defined as the excess of the carrying amount (or market value, if higher than the carrying amount, for repurchase agreements) of the assets sold under agreement to repurchase, including accrued interest plus any cash or other assets on deposit to secure the repurchase obligation, over the amount of the repurchase liability, adjusted for accrued interest. The following table summarizes certain characteristics of KREF's repurchase agreements where the amount at risk with any individual counterparty, or group of related counterparties, exceeded 10.0% of KREF’s stockholders' equity as of June 30, 2020 and December 31, 2019:

	Outstanding Principal	Net Counterparty Exposure	Percent of Stockholders' Equity	Weighted Average Life (Years)(A)
June 30, 2020
Wells Fargo	$469,259	$168,675	16.4%	2.2
Morgan Stanley	418,605	136,756	13.3	2.1
Term Lending Agreement(B)	900,000	217,087	21.1	1.9
Goldman Sachs	199,942	103,151	10.0	1.0
Total / Weighted Average	$1,987,806	$625,669	60.8%	1.9
December 31, 2019
Wells Fargo	$468,452	$178,827	15.9%	2.6
Morgan Stanley	394,499	136,764	12.2	2.5
Term Lending Agreement(B)	870,051	203,800	18.2	2.1
Total / Weighted Average	$1,733,002	$519,391	46.3%	2.4
(A) Average weighted by the outstanding principal of borrowings under the secured financing agreement.
(B) There were multiple counterparties to the Term Lending Agreement. Morgan Stanley Bank, N.A. represented 10.3% and 8.9% of the net counterparty exposure as a percent of stockholders' equity as of June 30, 2020 and December 31, 2019, respectively.

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

Term Loan Financing

In April 2018, KREF, through its consolidated subsidiaries, entered into a term loan financing agreement (“Term Loan Facility”) with third party lenders for an initial borrowing capacity of $200.0 million that was subsequently increased to $1.0 billion in October 2018. The facility provides asset-based financing on a non-mark-to-market basis with matched term up to five years and is non-recourse to KREF. Borrowings under the facility are collateralized by senior loans, held-for-investment, and bear interest equal to one-month LIBOR plus a margin. As of June 30, 2020, the weighted average margin and interest rate on the facility were 1.6% and 1.7%, respectively. As of December 31, 2019, the weighted average margin and interest rate on the facility were 1.5% and 3.2%, respectively. The following tables summarize our borrowings under the Term Loan Facility:

	June 30, 2020
Term Loan Facility	Count	Outstanding Principal	Amortized Cost	Carrying Value	Wtd. Avg. Yield/Cost(A)	Guarantee(B)	Wtd. Avg. Term(C)
Collateral assets	13	$1,187,632	$1,181,365	$1,170,979	L + 3.1%	n.a.	February 2024
Financing provided	n.a.	984,851	982,217	982,217	L + 1.9%	n.a.	February 2024

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollars in tables in thousands, except per share amounts)

	December 31, 2019
Term Loan Facility	Count	Outstanding Principal	Amortized Cost	Carrying Value	Wtd. Avg. Yield/Cost(A)	Guarantee(B)	Wtd. Avg. Term(C)
Collateral assets	12	$1,003,995	$997,081	$997,081	L + 3.0%	n.a.	November 2023
Financing provided	n.a.	798,180	793,872	793,872	L + 1.9%	n.a.	November 2023
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

Activity — For the six months ended June 30, 2020, the activity related to the carrying value of KREF’s secured financing agreements were as follows:

Secured Financing Agreements, Net
Balance as of December 31, 2019	$2,884,887
Principal borrowings	900,560
Principal repayments/sales/deconsolidation	(636,736)
Deferred debt issuance costs	(2,462)
Amortization of deferred debt issuance costs	6,403
Balance as of June 30, 2020	$3,152,652

Maturities — KREF’s secured financing agreements, term loan financing and other consolidated debt obligations in place as of June 30, 2020 had current contractual maturities as follows:

Year	Nonrecourse	Recourse(A)	Total
2020	$400,652	$133,550	$534,202
2021	603,065	20,643	623,708
2022	999,240	293,114	1,292,354
2023	402,851	96,546	499,397
2024	174,812	38,068	212,880
	$2,580,620	$581,921	$3,162,541
(A) Except for the Revolver, which is full recourse, amounts borrowed subject to a maximum 25.0% recourse limit. The Revolver expires in December 2023.

Covenants — KREF is required to comply with customary loan covenants and event of default provisions related to its secured financing agreements and Revolver, including, but not limited to, negative covenants relating to restrictions on operations with respect to KREF’s status as a REIT, and financial covenants. Such financial covenants include an interest income to interest expense ratio covenant (1.5 to 1.0); a minimum consolidated tangible net worth covenant (75.0% of the aggregate cash proceeds of any equity issuances made and any capital contributions received by KREF and certain subsidiaries or up to approximately $880.2 million depending upon the facility); a cash liquidity covenant (the greater of $10.0 million or 5.0% of KREF's recourse indebtedness); and a total indebtedness covenant (75.0% of KREF's total assets, net of VIE liabilities and non-recourse indebtedness). As of June 30, 2020 and December 31, 2019, KREF was in compliance with its financial debt covenants.

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

The following tables outline KREF 2018-FL1 collateral assets and respective borrowing as of June 30, 2020 and December 31, 2019:

	June 30, 2020
Collateralized Loan Obligation	Count	Outstanding Principal	Amortized Cost	Carrying Value	Wtd. Avg. Yield/Cost(B)	Wtd. Avg. Term(C)
Collateral assets(A)	21	$1,000,000	$1,000,000	$984,363	L + 2.8%	November 2023
Financing provided	1	810,000	806,645	806,645	L + 2.2%	June 2036

	December 31, 2019
Collateralized Loan Obligation	Count	Outstanding Principal	Amortized Cost	Carrying Value	Wtd. Avg. Yield/Cost(B)	Wtd. Avg. Term(C)
Collateral assets(A)	22	$1,000,000	$1,000,000	$1,000,000	L +2.8%	November 2023
Financing provided	1	810,000	803,376	803,376	L + 1.8%	June 2036
(A)Excluding $8.0 million and $0.0 million of cash, collateral assets represent 19.3% and 20.2% of the principal of KREF's commercial mortgage loans as of June 30, 2020 and December 31, 2019, respectively. As of June 30, 2020 and December 31, 2019, 100% of KREF loans financed through the CLO are floating rate loans.
(B)Yield on collateral assets is based on cash coupon. Financing cost includes amortization of deferred financing costs incurred in connection with the CLO.
(C)Loan term represents weighted-average final maturity, assuming extension options are exercised by the borrower. Repayments of CLO notes are p-dependent on timing of related collateral loan asset repayments post reinvestment period. The term of the CLO notes represents the rated final distribution date.

The following table presents the KREF 2018-FL1 Assets and Liabilities included in KREF’s Condensed Consolidated Balance Sheets:

Assets	June 30, 2020	December 31, 2019
Cash	$8,000	$—
Commercial mortgage loans, held-for-investment	992,168	1,000,000
Less: Allowance for credit losses	(7,643)	—
Commercial mortgage loans, held-for-investment, net	984,525	1,000,000
Accrued interest receivable	2,978	3,280
Other assets	5	5
Total	$995,508	$1,003,285
Liabilities
Collateralized loan obligation, net	806,645	803,376
Accrued interest payable	636	1,254
Accounts payable, accrued expenses and other liabilities	72	72
Total	$807,353	$804,702
The following table presents the components of net interest income of KREF 2018-FL1 included in KREF’s Condensed Consolidated Statements of Income:

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollars in tables in thousands, except per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Net Interest Income
Interest income	$11,429	$14,162	$23,265	$28,588
Interest expense(A)	6,386	10,024	15,154	19,967
Net interest income	$5,043	$4,138	$8,111	$8,621
(A)Includes $1.7 million and $0.8 million of deferred financing costs amortization for the three months ended June 30, 2020 and 2019, respectively; and $3.3 million and $1.6 million of deferred financing costs amortization for the six months ended June 30, 2020 and 2019, respectively. KREF's unamortized deferred financing costs related to KREF 2018-FL1 were $3.4 million and $8.1 million, as of June 30, 2020 and 2019, respectively.

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
Upon the issuance of the Convertible Notes, KREF recorded a $1.8 million discount based on the implied value of the conversion option and an assumed effective interest rate of 6.50%, as well as $5.1 million of initial issuance costs, inclusive of$0.8 million paid to an affiliate of KREF. Inclusive of the amortization of this discount and the issuance costs, KREF’s total cost of the May 2018 Convertible Notes issuance is 6.92% per annum.
The following table details our interest expense related to the Convertible Notes:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Cash coupon	$2,201	$2,201	$4,402	$4,402
Discount and issuance cost amortization	346	346	692	688
Total interest expense	$2,547	2,547	5,094	5,090
The following table details the net book value of our Convertible Notes on our Condensed Consolidated Balance Sheets:

	June 30, 2020	December 31, 2019
Principal	$143,750	$143,750
Deferred financing costs	(2,949)	(3,460)
Unamortized discount	(1,035)	(1,215)
Net book value	$139,766	$139,075
Accrued interest payable for the Convertible Notes was $1.1 million as of June 30, 2020 and December 31, 2019. Refer to Note 2 for additional discussion of our accounting policies for the Convertible Notes.

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollars in tables in thousands, except per share amounts)
Note 7. Loan Participations Sold

KREF finances certain loan investments through the syndication of a non-recourse, or limited-recourse, loan participation to unaffiliated third parties. In October 2019, KREF syndicated a $65.0 million vertical participation in one of its loan investments with a principal balance of $328.5 million to an unaffiliated third party, at par value. Such syndication did not qualify for "sale" accounting under GAAP and therefore is consolidated in KREF's condensed consolidated financial statements as of June 30, 2020 and December 31, 2019.
The following tables summarize the loan participation sold liabilities that KREF recognized since the corresponding syndications of the respective loan participations were not treated as "sales" as of June 30, 2020 and December 31, 2019:

	June 30, 2020
Loan Participations Sold	Count	Principal Balance	Amortized Cost	Carrying Value	Yield/Cost(A)	Guarantee	Term
Total loan	1	$330,116	$328,818	$326,573	L + 2.5%	n.a.	July 2024
Vertical loan participation(B)	1	65,000	64,978	64,978	L + 2.5%	n.a.	July 2024

	December 31, 2019
Loan Participations Sold	Count	Principal Balance	Amortized Cost	Carrying Value	Yield/Cost(A)	Guarantee	Term
Total loan	1	$328,500	$326,881	$326,881	L + 2.5%	n.a.	July 2024
Vertical loan participation(B)	1	65,000	64,966	64,966	L +2.5%	n.a.	July 2024
(A)  Floating rate loans and related liabilities are indexed to one-month LIBOR. KREF's net interest rate exposure is in direct proportion to its interest in the net assets of the senior loan.
(B) During the three months ended June 30, 2020 and 2019, KREF recorded $0.7 million and $0.0 million of interest income and $0.7 million and $0.0 million of interest expense, respectively; and during the six months ended June 30, 2020 and 2019, KREF recorded $1.4 million and $0.6 million of interest income and $1.4 million and $0.7 million of interest expense, respectively, related to the total loan participations sold.

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

As of June 30, 2020, KREF held a 3.5% interest in RECOP I, an unconsolidated VIE of which KREF is not the primary beneficiary, at its fair value of $33.4 million. The aggregator vehicle in which KREF invests is controlled and advised by affiliates of the Manager. RECOP I intends to primarily acquire junior tranches of CMBS newly issued by third parties but may also make purchases on the secondary market. KREF will not pay any fees to RECOP I, but KREF bears its pro rata share of RECOP I's expenses. KREF reported its share of the net asset value of RECOP I in its Condensed Consolidated Balance Sheets, presented as “Equity method investments” and its share of net income, presented as “Income from equity method investments” in the Condensed Consolidated Statements of Income.

As of June 30, 2020, the non-voting limited liability company interests issued by the Manager, a VIE, and held by a Taxable REIT Subsidiary ("TRS") of KREF for the benefit of the holder of the SNVPS represented 4.7% of the Manager’s outstanding limited liability company interests (Note 9). KREF reported its allocable percentage of the assets and liabilities of the Manager in its Condensed Consolidated Balance Sheets, presented as “Equity method investments” and its share of net income, presented as “Income from equity method investments” in the Condensed Consolidated Statements of Income.

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

KREF did not issue additional common stock between January 1, 2019 and June 30, 2020 other than related to the vesting of restricted stock units discussed below.

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

As of June 30, 2020 and December 31, 2019, KKR beneficially owned 22,008,616 shares of KREF's common stock, of which 2,008,616 shares were held by KKR on behalf of a third-party investor (Note 1).

During the six months ended June 30, 2020 and 2019, 42,459 and 29,661 shares of common stock were issued related to the vesting of restricted stock units. Upon any payment of shares as a result of restricted stock unit vesting, the related tax withholding obligation will generally be satisfied by KREF, reducing the number of shares to be delivered by a number of shares necessary to satisfy the related applicable tax withholding obligation. Refer to Note 10 for further detail.

Of the 59,391,731 common shares KREF issued, there were 55,491,405 common shares outstanding as of June 30, 2020, which includes 179,893 net shares of common stock issued in connection with vested restricted stock units and is net of 3,900,326 common shares repurchased as of June 30, 2020.

Share Repurchase Program — On June 15, 2020, KREF’s board of directors authorized an extension of the Company’s share repurchase program, which was scheduled to expire on June 30, 2020. Under the extended program, which has no expiration date, the Company may repurchase up to $100.0 million of its common stock beginning July 1, 2020, of which up to $50.0 million may be repurchased under a pre-set trading plan meeting the requirements of Rule 10b5-1 under the Exchange Act, and provide for repurchases of common stock when the market price per share is below book value per share (calculated in accordance with GAAP as of the end of the most recent quarterly period for which financial statements are available), and the remaining $50.0 million may be used for repurchases in the open market, pursuant to pre-set trading plans meeting the requirements of Rule 10b5-1 under the Exchange Act, in privately negotiated transactions or otherwise. The timing, manner, price and amount of any common stock repurchases will be determined by the Company in its discretion and will depend on a variety of factors, including legal requirements, price and economic and market conditions. The program does not require the Company to repurchase any specific number of shares of common stock, and the program may be suspended, extended, modified or discontinued at any time.

During the three months ended June 30, 2020, KREF repurchased 389,086 shares of common stock under the repurchase program at an average price per share of $14.92, for a total of $5.8 million. During the six months ended June 30, 2020, KREF repurchased 2,037,637 shares of common stock at an average price per share of $12.27, for a total of $25.0 million. Payments for these shares are presented within “Payments to reacquire common stock” on the Condensed Consolidated Statements of Cash Flows.

At the Market Stock Offering Program — On February 22, 2019, KREF entered into an equity distribution agreement with certain sales agents, pursuant to which KREF may sell, from time to time, up to an aggregate sales price of $100.0 million of its common stock pursuant to a continuous offering program (the “ATM”). Sales of KREF’s common stock made pursuant to the ATM may be made in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933, as amended. The timing and amount of actual sales will depend on a variety of factors including market conditions, the trading price of KREF’s common stock, KREF’s capital needs, and KREF’s determination of the appropriate sources of funding to meet such needs. KREF did not sell any shares of its common stock under the ATM during the six months ended June 30, 2020.

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollars in tables in thousands, except per share amounts)
Dividends — During the six months ended June 30, 2020 and 2019, KREF's board of directors declared the following dividends on shares of its common stock and special voting preferred stock:

			Amount
Declaration Date	Record Date	Payment Date	Per Share	Total
2020
March 16, 2020	March 31, 2020	April 15, 2020	$0.43	$24,010
June 15, 2020	June 30, 2020	July 15, 2020	$0.43	$23,861
				$47,871
2019
March 18, 2019	March 29, 2019	April 12, 2019	$0.43	$24,761
June 14, 2019	June 28, 2019	July 15, 2019	$0.43	$24,688
				$49,449

Special Voting Preferred Stock — In March 2016, KREF issued one share of special voting preferred stock to KKR Fund Holdings L.P. ("KKR Fund Holdings") for $20.00 per share, which KKR Fund Holdings transferred to its subsidiary, KKR REFT Asset Holdings LLC. The holder of the special voting preferred stock has special voting rights related to the election of members to KREF's board of directors until KKR and its affiliates cease to own at least 25.0% of KREF's issued and outstanding common stock (of which 2,008,616 shares were held on behalf of a third-party investor). KKR and its affiliates beneficially owned 22,008,616 shares of KREF's common stock, representing 39.7% and 38.3% of KREF’s issued and outstanding common stock as of June 30, 2020 and December 31, 2019, respectively.

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

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollars in tables in thousands, except per share amounts)
Earnings (Loss) per Share — The following table illustrates the computation of basic and diluted earnings (loss) per share for the three and six months ended June 30, 2020 and 2019:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Numerator
Net income (loss) attributable to common stockholders	$28,590	$17,381	$(6,574)	$42,086

Denominator
Basic weighted average common shares outstanding	55,491,937	57,412,522	56,419,332	57,400,023
Dilutive restricted stock units	12,140	94,697	—	92,273
Diluted weighted average common shares outstanding	55,504,077	57,507,219	56,419,332	57,492,296
Net income (loss) attributable to common stockholders, per:
Basic common share	$0.52	$0.30	$(0.12)	$0.73
Diluted common share	$0.52	$0.30	$(0.12)	$0.73

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollars in tables in thousands, except per share amounts)
Note 10. Stock-based Compensation

KREF is externally managed by the Manager and does not currently have any employees. However, as of June 30, 2020, the Manager, certain individuals employed by the Manager and affiliates of the Manager, and certain members of KREF's board of directors were compensated, in part, through the issuance of stock-based awards.

As of June 30, 2020, KREF had restricted stock unit (“RSU”) awards outstanding under the KKR Real Estate Finance Trust Inc. 2016 Omnibus Incentive Plan that was adopted on February 12, 2016 and amended and restated on November 17, 2016 (the "Incentive Plan") to certain members of KREF’s board of directors and employees of the Manager or its affiliates, none of whom are KREF employees. RSUs awarded to employees of the Manager or its affiliates, generally vest over three consecutive one-year periods and awards to certain members of KREF's board of directors vest over a one-year period, pursuant to the terms of the respective award agreements and the terms of the Incentive Plan. RSU awards are not entitled to dividends until KREF issues shares of its common stock, which are issuable on a one-to-one basis upon the RSU award vesting.

The following table summarizes the activity in KREF’s outstanding RSUs and the weighted-average grant date fair value per RSU:

	Restricted Stock Units	Weighted Average Grant Date Fair Value Per RSU(A)
Unvested as of December 31, 2019	641,214	$20.02
Granted	18,052	14.40
Vested	(59,551)	20.42
Forfeited/ cancelled	(1,239)	19.26
Unvested as of June 30, 2020	598,476	$19.81
(A)The grant-date fair value is based upon the last sale price of KREF’s common stock at the date of grant.

KREF expects the unvested RSUs outstanding to vest during the following years:

Year	Restricted Stock Units
2020	231,875
2021	249,935
2022	116,666
Total	598,476
Upon adoption of ASU No. 2018-07 in June 2018, KREF recognizes the compensation cost of RSUs awarded to employees of the Manager, or one or more of its affiliates, on a straight-line basis over the awards’ term at their grant date fair value, consistent with the RSUs awarded to certain members of KREF's board of directors.
During the three and six months ended June 30, 2020, KREF recognized $1.4 million and $3.0 million, respectively, of stock-based compensation expense included in “General and administrative” expense in the Condensed Consolidated Statements of Income. During the three and six months ended June 30, 2019, KREF recognized $1.0 million and $2.0 million, respectively, of stock-based compensation expense. As of June 30, 2020, there was $8.6 million of total unrecognized stock-based compensation expense related to unvested share-based compensation arrangements. This cost is expected to be recognized over a weighted average period of 1.1 years.

Upon any payment of shares as a result of restricted stock unit vesting, the related tax withholding obligation will generally be satisfied by KREF, reducing the number of shares to be delivered by a number of shares necessary to satisfy the related applicable tax withholding obligation. The amount results in a cash payment related to this tax liability and a corresponding adjustment to additional paid-in capital in the Condensed Consolidated Statement of Changes in Stockholders' Equity. The adjustment was $0.3 million for the six months ended June 30, 2020, and is included as a reduction of capital related to the KREF's equity incentive plan in the Condensed Consolidated Statement of Changes in Stockholders' Equity. KREF delivered 42,459 shares of common stock for 59,551 vested RSUs during the six months ended June 30, 2020.

Refer to Note 12 for additional information regarding the Incentive Plan.

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollars in tables in thousands, except per share amounts)
Note 11. Commitments and Contingencies

As of June 30, 2020, KREF was subject to the following commitments and contingencies:

Litigation — From time to time, KREF may be involved in various claims and legal actions arising in the ordinary course of business. KREF establishes an accrued liability for legal proceedings only when those matters present loss contingencies that are both probable and reasonably estimable.

As of June 30, 2020, KREF was not involved in any material legal proceedings regarding claims or legal actions against KREF.

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

Capital Commitments — As of June 30, 2020, KREF had future funding requirements of $512.0 million related to its investments in commercial mortgage loans. These future funding commitments primarily relate to construction projects, capital improvements, tenant improvements and leasing commissions. Generally, funding commitments are subject to certain conditions that must be met, such as customary construction draw certifications, minimum credit metrics or executions of new leases before advances are made to the borrower.

In January 2017, KREF committed $40.0 million to invest in an aggregator vehicle alongside RECOP I. The two-year investment period for RECOP I ended in April 2019. As of June 30, 2020, KREF had a remaining commitment of $4.3 million to RECOP I.

Impact of the COVID-19 Pandemic — Due to the current COVID-19 pandemic in the United States and globally, KREF's operating partners, borrowers and their tenants, the properties securing our investments, and the economy as a whole have been, and will continue to be, adversely impacted. The magnitude and duration of the COVID-19 pandemic and its impact on KREF's borrowers and their tenants, cash flows and future results of operations could be significant and will largely depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the COVID-19 pandemic, the success of actions taken to contain or treat the pandemic, and reactions by consumers, companies, governmental entities and capital markets. The prolonged duration and impact of the COVID-19 pandemic could materially disrupt KREF's business operations and adversely impact its financial condition, results of operations, and cash flows. Refer to Note 2 for further discussion of COVID-19.

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

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollars in tables in thousands, except per share amounts)
No awards may be granted under the Incentive Plan on and after February 12, 2026. The Incentive Plan will continue to apply to awards granted prior to such date. During the three months ended June 30, 2020, KREF granted 18,052 RSUs to KREF's directors. During the year ended December 31, 2019, KREF granted 362,832 RSUs to KREF's directors and employees of the Manager. As of June 30, 2020, 3,250,018 shares of common stock remained available for awards under the Incentive Plan.

Due to Affiliates — The following table contains the amounts presented in KREF's Condensed Consolidated Balance Sheets that it owes to affiliates:

	June 30, 2020	December 31, 2019
Management fees	$4,218	$4,280
Expense reimbursements and other	710	1,637
	$4,928	$5,917

Affiliates Expenses — The following table contains the amounts included in KREF's Condensed Consolidated Statements of Income that arose from transactions with the Manager:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Management fees	$4,218	$4,288	$8,517	$8,575
Incentive compensation	1,249	1,145	2,855	2,098
Expense reimbursements and other(A)	386	420	685	785
	$5,853	$5,853	$12,057	$11,458
(A) KREF presents these amounts in "Operating Expenses — General and administrative" in its Condensed Consolidated Statements of Income. Affiliate expense reimbursements presented in the table above exclude the out-of-pocket amounts paid by the Manager to parties unaffiliated with the Manager on behalf of KREF, and for which KREF reimburses the Manager in cash. For the three and six months ended June 30, 2020, these cash reimbursements totaled $0.7 million and $2.2 million, respectively; and for the three and six months ended June 30, 2019, these cash reimbursements totaled $0.6 million and $1.1 million, respectively.

In connection with the Term Loan Facility (Note 4), KREF paid KKR Capital Markets ("KCM"), an affiliate of the Manager, a structuring fee equal to 0.75% of the respective committed loan advances, as defined. Such fees are capitalized as deferred financing cost and amortized to interest expense over the life of the facility. During the three and six months ended June 30, 2020, KREF incurred $0.0 million, and during the three and six months ended June 30, 2019, KREF incurred $0.0 million and $1.5 million, respectively; in structuring fees in connection with the facility.
In connection with the BMO Facility, and in consideration for structuring and sourcing this arrangement, KREF is obligated to pay KCM a structuring fee equal to 0.35% of the respective committed loan advances under the agreement. Such fees are capitalized as deferred financing cost and amortized to interest expense over the life of the facility. During the three and six months ended June 30, 2020, KREF incurred $0.0 million; and during the three and six months ended June 30, 2019, KREF incurred $0.0 million and $0.2 million, respectively, in structuring fees in connection with the facility.

In connection with the CLO issuance, and in consideration for its services as the co-placement agent, KREF incurred and paid KCM a $0.9 million placement agent fee equal to 0.105% of the CLO proceeds in the fourth quarter of 2018. The fee was capitalized as deferred financing cost and amortized to interest expense over the estimated life of the CLO.

In connection with the Revolver, and in consideration for structuring and sourcing this arrangement, KREF paid KCM a structuring fee equal to 0.75% of the aggregate amount of commitments first made available. The structuring fees are capitalized as deferred financing cost included within Other Assets in the Condensed Consolidated Balance Sheet and amortized to interest expense over the life of the Revolver. During the three and six months ended June 30, 2020, KREF incurred $0.0 million and $0.6 million, respectively; and during the three and six months ended June 30, 2019, KREF incurred $0.8 million and $1.1 million, respectively, in structuring fees in connection with the Revolver.

In connection with the ATM, KCM, in its capacity as one of the sales agents, will receive commissions for the shares of KREF’s common stock it sells. This amount is not to exceed, but may be less than, 2.0% of the gross sales price per share. KREF did not sell any shares under the ATM during the six months ended June 30, 2020.

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollars in tables in thousands, except per share amounts)
In connection with the HSBC Facility, and in consideration for structuring and sourcing this arrangement, KREF is obligated to pay KCM a structuring fee equal to 0.25% of the respective committed loan advances under the agreement. Such fees are capitalized as deferred financing cost and amortized to interest expense over the lesser of the initial term of the loan or the facility. During the three and six months ended June 30, 2020, KREF incurred and paid KCM $0.0 million and $0.1 million, respectively, in structuring fees in connection with the facility.

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollars in tables in thousands, except per share amounts)
Note 13. Fair Value of Financial Instruments

The carrying values and fair values of KREF’s financial assets and liabilities recorded at fair value on a recurring basis, as well as other financial instruments not carried at fair value, as of June 30, 2020 were as follows:

				Fair Value
	Principal Balance(A)	Amortized Cost(B)	Carrying Value(C)	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$127,250	$127,250	$127,250	$127,250	$—	$—	$127,250
Commercial mortgage loans, held-for-investment, net(D)	5,142,525	5,113,531	5,051,132	—	—	5,025,185	5,025,185
Equity method investments	33,606	33,606	33,606	—	—	33,606	33,606
	$5,303,381	$5,274,387	$5,211,988	$127,250	$—	$5,058,791	$5,186,041
Liabilities
Secured financing agreements, net	$3,162,541	$3,152,652	$3,152,652	$—	$—	$3,162,541	$3,162,541
Collateralized loan obligation, net	810,000	806,645	806,645	—	—	794,465	794,465
Convertible notes, net	143,750	139,766	139,766	138,953	—	—	138,953
Loan participations sold, net	65,000	64,978	64,978	—	—	64,978	64,978
	$4,181,291	$4,164,041	$4,164,041	$138,953	$—	$4,021,984	$4,160,937
(A) The principal balance of commercial mortgage loans excludes premiums and unamortized discounts.
(B) The amortized cost of commercial mortgage loans is net of $4.7 million write-off on a mezzanine loan and $24.3 million unamortized origination discounts and deferred nonrefundable fees. The amortized cost of secured financing agreements is net of $9.9 million unamortized debt issuance costs. The amortized cost of collateralized loan obligations is net of $3.4 million unamortized debt issuance costs.
(C) The carrying value of commercial mortgage loans is net of $62.4 million allowance for credit losses.
(D) Includes $992.0 million of CLO loan participations as of June 30, 2020. Includes senior loans for which KREF syndicated a vertical loan participation that did not qualify for sale accounting under GAAP, with a carrying value and a fair value of $65.0 million as of June 30, 2020.

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

During the six months ended June 30, 2020, KREF received a distribution of $1.7 million and recorded a loss of $2.1 million related to its investment in RECOP I.

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollars in tables in thousands, except per share amounts)

The following table contains the Level 3 inputs used to value assets and liabilities on a recurring and nonrecurring basis or where KREF discloses fair value as of June 30, 2020:

	Fair Value	Valuation Methodologies	Unobservable Inputs(A)	Weighted Average(B)	Range
Assets(C)
Commercial mortgage loans, held-for-investment(D)	$5,025,185	Discounted cash flow	Discount rate	4.5%	3.5% - 11.2%
			Loan-to-value ratio	N/A	N/A
	$5,025,185
Liabilities(E)
Collateralized loan obligation, net	$794,465	Discounted cash flow	Yield	2.4%	1.9% - 5.7%
	$794,465
(A) An increase (decrease) in the valuation input results in a decrease (increase) in value.
(B) Represents the average of the input value, weighted by the unpaid principal balance of the financial instrument.
(C) KREF carries a $33.4 million investment in an aggregator vehicle alongside RECOP I (Note 8) at its pro rata share of the aggregator's net asset value, which management believes approximates fair value.
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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets not measured at fair value on an ongoing basis but subject to fair value adjustments only in certain circumstances, such as when there is evidence of impairment, are measured at fair value on a nonrecurring basis. For commercial mortgage loans held-for-sale, KREF applies the lower of cost or fair value accounting and may be required, from time to time, to record a nonrecurring fair value adjustment. For commercial mortgage loans held-for-investment and preferred interest in joint venture held-to-maturity, KREF applies the amortized cost method of accounting, but may be required, from time to time, to record a nonrecurring fair value adjustment in the form of a valuation provision or impairment. KREF did not report any significant financial assets or liabilities at fair value on a nonrecurring basis as of June 30, 2020 or December 31, 2019.

Assets and Liabilities for Which Fair Value is Only Disclosed

KREF does not carry its secured financing agreements at fair value as management did not elect the fair value option for these liabilities. As of June 30, 2020, the fair value of KREF's financing facilities approximated their respective outstanding principal balances.

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

KREF consolidates subsidiaries that incur U.S. federal, state and local income taxes, based on the tax jurisdiction in which each subsidiary operates. During each of the six months ended June 30, 2020 and 2019, KREF recorded a current income tax provision (benefit) of $0.2 million and $0.3 million respectively, related to operations of its taxable REIT subsidiaries and various other state and local taxes. There were no deferred tax assets or liabilities as of June 30, 2020 and December 31, 2019.

As of June 30, 2020, tax years 2016 through 2019 remain subject to examination by taxing authorities.

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollars in tables in thousands, except per share amounts)
Note 15. Subsequent Events

The following events occurred subsequent to June 30, 2020:

Investing Activities

Funding of Previously Closed Loans

KREF funded approximately $29.8 million for previously closed loans.

Loan Repayments

KREF received approximately $3.3 million from loan repayments.

Corporate Activities

Dividends

In July 2020, KREF paid $23.9 million in dividends on its common stock, or $0.43 per share, with respect to the second quarter of 2020, to stockholders of record on June 30, 2020.

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

Earnings (Loss) Per Share and Dividends Declared

The following table sets forth the calculation of basic and diluted net income (loss) per share and dividends declared per share (amounts in thousands, except share and per share data):

	Three Months Ended
	June 30, 2020	March 31, 2020
Net income(A)	$28,590	$(35,164)
Weighted-average number of shares of common stock outstanding
Basic	55,491,937	57,346,726
Diluted	55,504,077	57,346,726
Net income per share, basic	$0.52	$(0.61)
Net income per share, diluted	$0.52	$(0.61)
Dividends declared per share	$0.43	$0.43
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

The following table provides a reconciliation of GAAP net income attributable to common stockholders to Core Earnings (amounts in thousands, except share and per share data):

	Three Months Ended
	June 30, 2020	March 31, 2020
Net Income (Loss) Attributable to Common Stockholders	$28,590	$(35,164)
Adjustments
Non-cash equity compensation expense	1,374	1,607
Unrealized (gains) or losses(A)	973	3,444
Provision for credit losses, net	(1,366)	55,274
Mezzanine loan write-off	(4,650)	—
Non-cash convertible notes discount amortization	90	90
Core Earnings	$25,011	$25,251
Weighted average number of shares of common stock outstanding
Basic	55,491,937	57,346,726
Diluted(B)	55,504,077	57,432,611
Core Earnings per Diluted Weighted Average Share	$0.45	$0.44

(A) Includes $0.2 million non-cash redemption value adjustment of our Special Non-Voting Preferred Stock, and $0.8 million of unrealized mark-to-market adjustment to our RECOP I's underlying CMBS investments for the three months ended June 30, 2020. Includes $0.4 million non-cash redemption value adjustment of our Special Non-Voting Preferred Stock and $3.0 million of unrealized mark-to-market adjustment to our RECOP I's underlying CMBS investments for the three months ended March 31, 2020.
(B) Includes 12,140 and 85,885 dilutive restricted stock units for the three months ended June 30, 2020 and March 31, 2020, respectively.

Book Value per Share

We believe that book value per share is helpful to stockholders in evaluating the growth of our company as we have scaled our equity capital base and continue to invest in our target assets. The following table calculates our book value per share of common stock (amounts in thousands, except share and per share data):

	June 30, 2020	December 31, 2019
KKR Real Estate Finance Trust Inc. stockholders' equity	$1,030,228	$1,122,018
Shares of common stock issued and outstanding at period end	55,491,405	57,486,583
Book value per share of common stock	$18.57	$19.52

Book value per share as of June 30, 2020 includes the impact of an estimated CECL credit loss allowance of $64.3 million, or ($1.16) per common share, and a $4.7 million, or ($0.08) per common share, write-off on a $5.5 million mezzanine loan. See Note 2 - Summary of Significant Accounting Policies, to our condensed consolidated financial statements for the period ended June 30, 2020 for detailed discussion of allowance for credit losses.

In addition, book value per share includes the impact of a $0.6 million, or ($0.01) per common share, non-cash redemption value adjustment to our redeemable Special Non-Voting Preferred Stock (“SNVPS”), resulting in a cumulative (since issuance of the SNVPS) decrease of $2.3 million, or ($0.04) per common share to our book value (“SNVPS Cumulative Impact”) as of June 30, 2020. Upon redemption of the SNVPS, our book value will increase as a result of a one-time gain, thus substantially eliminating the SNVPS Cumulative Impact on our book value. See Note 9 — Equity, to our condensed consolidated financial statements, for detailed discussion of the SNVPS.

During the third quarter of 2020, we expect to recognize a decrease of approximately $0.2 million to the redemption value of our SNVPS and a corresponding increase to our book value. The non-cash redemption value adjustment will increase our third quarter of 2020 Net Income Attributable to Common Stockholders (in accordance with GAAP) and will be added back to Core Earnings.

Our Portfolio

We have established a $5,256.8 million portfolio of diversified investments, consisting primarily of performing senior loans as of June 30, 2020.

Our loan portfolio is 99.9% performing as of June 30, 2020. During the three months ended June 30, 2020 and the month ending July 31, 2020, we collected 99.8% and 99.8% of interest payments due on our loan portfolio, respectively. During the three months ended June 30, 2020, we wrote off $4.7 million on a $5.5 million mezzanine loan against the allowance for credit losses. As of June 30, 2020, the average risk rating of our loan portfolio was 3.1 (Average Risk), weighted by total loan exposure. As of June 30, 2020, 84% of our loans, based on total loan exposure, was risk-rated 3 or lower. As of June 30, 2020, the average loan size in our loan portfolio was $133.9 million and multifamily and office loans comprised 81% of our loan portfolio, while hospitality and retail loans comprised 8% of the portfolio.

As we continue to scale our loan portfolio, we expect that our originations will continue to be heavily weighted toward floating-rate loans. As of June 30, 2020, 99.9% of our loans by total loan exposure earned a floating rate of interest and 98% of our portfolio is subject to a LIBOR floor of 0.95% or higher and 79% of our portfolio is subject to a LIBOR floor of 1.5% or higher. We expect the majority of our future investment activity to focus on originating floating-rate senior loans that we finance with our repurchase and other financing facilities, with a secondary focus on originating floating-rate loans for which we syndicate a senior position and retain a subordinated interest for our portfolio. As of June 30, 2020, our portfolio did not contain any legacy assets that were originated prior to October 2014. As of June 30, 2020, all of our investments were located in the United States. The following charts illustrate the diversification and composition of our loan portfolio, based on type of investment, interest rate, underlying property type, geographic location, vintage and LTV as of June 30, 2020(A):

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

The following table details our quarterly loan activity (dollars in thousands):

	Three Months Ended
	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019
Loan originations	$—	$352,500	$764,089	$484,000
Loan fundings(A)	$77,818	$337,055	$619,748	$471,634
Loan repayments/syndications(B)	(54,419)	(179,553)	(765,418)	(193,470)
Net fundings	23,399	157,502	(145,670)	278,164
PIK interest	926	—	—	—
Total activity	$24,325	$157,502	$(145,670)	$278,164
(A) Includes initial funding of new loans and additional fundings made under existing loans. Excludes fundings on loan participations sold.
(B) Includes $65.0 million of proceeds from syndication of vertical participation during the three months ended December 31, 2019, which did not qualify for sale accounting for GAAP purposes.

The following table details overall statistics for our loan portfolio as of June 30, 2020 (dollars in thousands):

		Total Loan Exposure(A)
	Balance Sheet Portfolio	Total Loan Portfolio	Floating Rate Loans	Fixed Rate Loans
Number of loans	39	39	38	1
Principal balance	$5,142,525	$5,221,125	$5,215,625	$5,500
Amortized cost	$5,113,531	$5,192,131	$5,191,281	$850
Unfunded loan commitments(B)	$512,011	$512,011	$512,011	$—
Weighted-average cash coupon(C)	4.8%	4.8%	L + 3.0%	11.0%
Weighted-average all-in yield(C)	5.1%	5.1%	L + 3.3%	11.0%
Weighted-average maximum maturity (years)(D)	3.7	3.7	3.7	5.0
LTV(E)	66%	66%	66%	72%
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
(C)  As of June 30, 2020, 100.0% of floating rate loans by principal balance are indexed to one-month USD LIBOR. In addition to cash coupon, all-in yield includes the amortization of deferred origination fees, loan origination costs and purchase discounts. Cash coupon and all-in yield for the total portfolio assume applicable floating benchmark rates as of June 30, 2020. L = the greater of one-month USD LIBOR; spot rate of 0.16%, and the applicable contractual LIBOR floor, included in portfolio-wide averages represented as fixed rates. Does not factor in prepayment fee income that might be earned upon prepayment.
(D)  Maximum maturity assumes all extension options are exercised by the borrower; however, our loans may be repaid prior to such date. As of June 30, 2020, based on total loan exposure, 44.7% of our loans were subject to yield maintenance or other prepayment restrictions and 55.3% were open to repayment by the borrower without penalty.
(E)  Loan-to-value ratio ("LTV") is generally based on the initial loan amount divided by the as-is appraised value as of the date the loan was originated or by the current principal amount as of the date of the most recent as-is appraised value.

The table below sets forth additional information relating to our portfolio as of June 30, 2020 (dollars in millions):

	Investment(H)	Investment Date	Committed Principal Amount	Current Principal Amount	Net Equity(B)	Location	Property Type	Coupon(C)(D)	Max Remaining Term (Years)(C)(E)	Loan Per SF / Unit / Key	LTV(C)(F)	Risk Rating
	Senior Loans(A)
1	Senior Loan	5/22/2019	$386.0	$375.1	$91.9	Brooklyn, NY	Multifamily	L + 2.7%	3.9	$437,738 / unit	51%	3
2	Senior Loan	6/28/2019	340.0	334.6	82.7	Chicago, IL	Multifamily	L + 2.8	6.0	$418,289 / unit	75	3
3	Senior Loan	6/28/2019	273.5	265.1	65.4	Arlington, VA	Multifamily	L + 2.5	4.0	$238,843 / unit	70	3
4	Senior Loan	12/20/2018	234.5	194.3	37.0	New York, NY	Condo (Residential)	L + 3.6	3.5	$1,213 / SF	71	4
5	Senior Loan	5/23/2018	227.3	207.0	36.7	Boston, MA	Office	L + 2.4	2.9	$447 / SF	68	3
6	Senior Loan	2/6/2020	226.5	176.8	32.7	Plano, TX	Office	L + 2.7	4.6	$190 / SF	64	3
7	Senior Loan	5/31/2019	216.5	208.5	39.2	Various	Multifamily	L + 3.5	3.9	$194,882 / unit	74	3
8	Senior Loan	11/13/2017	194.4	189.2	34.7	Minneapolis, MN	Office	L + 3.8	2.4	$178 / SF	63	2
9	Senior Loan	6/6/2019	186.0	179.5	35.3	Chicago, IL	Multifamily	L + 2.7	3.9	$364,837 / unit	74	3
10	Senior Loan	8/13/2019	185.0	161.1	34.7	Denver, CO	Multifamily	L + 2.8	4.2	$271,167 / unit	64	3
11	Senior Loan	11/15/2019	183.3	155.9	39.3	Irvine, CA	Office	L + 2.9	4.4	$256 / SF	66	3
12	Senior Loan	4/11/2019	182.6	153.9	24.3	Philadelphia, PA	Office	L + 2.6	3.9	$218 / SF	65	3
13	Senior Loan	12/20/2019	175.5	53.0	11.9	Washington, D.C.	Office	L + 3.4	4.5	$320 / SF	58	3
14	Senior Loan	9/13/2018	172.0	168.0	29.8	Seattle, WA	Office	L + 3.8	3.3	$490 / SF	62	3
15	Senior Loan	7/15/2019	170.0	130.7	25.5	Chicago, IL	Office	L + 3.3	4.1	$126 / SF	59	3
16	Senior Loan	6/19/2018	165.0	157.3	29.6	Philadelphia, PA	Office	L + 2.5	3.0	$162 / SF	71	3
17	Senior Loan	12/5/2018	163.0	148.0	23.1	New York, NY	Multifamily	L + 2.6	3.4	$556,391 / unit	67	3
18	Senior Loan	11/9/2018	150.6	140.6	27.8	Fort Lauderdale, FL	Hospitality	L + 2.9	3.4	$406,239 / key	62	4
19	Senior Loan	10/23/2017	150.0	150.0	37.8	North Bergen, NJ	Multifamily	L + 3.2	2.4	$468,750 / unit	57	3
20	Senior Loan	12/19/2019	147.0	102.2	25.0	Various	Retail	L + 2.6	5.1	$76 / SF	55	3
21	Senior Loan	3/29/2019	138.0	137.0	22.1	Boston, MA	Multifamily	L + 2.7	3.8	$351,282 / unit	63	3
22	Senior Loan	11/7/2018	135.0	131.6	20.9	West Palm Beach, FL	Multifamily	L + 2.9	3.4	$162,108 / unit	73	3
23	Senior Loan	8/4/2017	131.0	131.0	58.0	New York, NY	Condo (Residential)	L + 4.7	1.3	$1,841 / SF(I)	53	4
24	Senior Loan	10/26/2015	125.0	125.0	49.9	Portland, OR	Retail	L + 5.5	0.4	$115 / SF	61	4
25	Senior Loan	2/3/2020	106.0	106.0	21.5	San Diego, CA	Multifamily	L + 3.3	4.6	$458,874 / unit	71	4
26	Senior Loan	10/15/2019	93.4	69.4	16.9	State College, PA	Student Housing	L + 2.7	4.4	$54,620 / bed	64	3
27	Senior Loan	9/7/2018	92.3	92.3	16.7	Seattle, WA	Multifamily	L + 2.6	3.2	$515,571 / unit	76	3
28	Senior Loan	12/11/2019	91.0	91.0	18.9	Los Angeles, CA	Multifamily	L + 2.8	2.5	$421,220 / unit	72	3
29	Senior Loan	3/29/2018	86.0	86.0	14.4	New York, NY	Multifamily	L + 2.6	2.8	$462,366 / unit	48	1
30	Senior Loan	3/20/2018	80.7	80.7	14.6	Seattle, WA	Office	L + 3.6	2.8	$473 / SF	61	3
31	Senior Loan	10/30/2018	77.0	77.0	12.9	Philadelphia, PA	Multifamily	L + 2.7	3.4	$150,980 / unit	73	3
32	Senior Loan	1/8/2019	76.4	76.4	16.0	Brooklyn, NY	Hospitality	L + 2.9	3.6	$389,633 / key	69	4
33	Senior Loan	7/21/2017	75.1	66.3	12.2	Queens, NY	Industrial	L + 3.0	2.1	$116 / SF	64	4
34	Senior Loan	7/24/2018	74.5	73.3	17.0	Atlanta, GA	Industrial	L + 2.7	3.1	$67 / SF	74	1
35	Senior Loan	12/23/2019	73.9	72.8	11.7	Herndon, VA	Multifamily	L + 2.5	4.5	$247,700 / unit	72	3
36	Senior Loan	9/12/2019	67.5	67.5	12.3	Austin, TX	Multifamily	L + 2.5	4.2	$190,678 / unit	75	3
37	Senior Loan	8/9/2019	61.5	61.5	11.2	Atlanta, GA	Multifamily	L + 3.0	4.2	$170,833 / unit	74	2
	Total/Weighted Average Senior Loans Unlevered		$5,713.0	$5,195.6	$1,111.6			L + 3.0%	3.7		66%	3.1
	Mezzanine Loans
1	Mezzanine	1/27/2020	20.0	20.0	19.9	Westbury, NY	Multifamily	L + 9.0	4.1	$464,135 / unit	66	3
2	Mezzanine(J)	6/19/2015	5.5	5.5	0.9	Various	RT	11.0%	5.0	$46 / SF	72	5
	Total/Weighted Average Mezzanine Loans Unlevered		$25.5	$25.5	$20.8			11.0	4.3		67%	3.4
	CMBS B-Pieces
1	RECOP I(G)	2/13/2017	40.0	35.7	35.7	Various	Various	4.8	9.0		58
	Total/Weighted Average CMBS B-Pieces Unlevered		$40.0	$35.7	$35.7			4.8%	9.0		58%

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
(D) L = the greater of one-month USD LIBOR; spot rate of 0.16%, and the applicable contractual LIBOR floor, included in portfolio-wide averages represented as fixed rates.
(E) Max remaining term (years) assumes all extension options are exercised, if applicable.
(F) For senior loans, LTV is based on the initial loan amount divided by the as-is appraised value as of the date the loan was originated or by the current principal amount as of the date of the most recent as-is appraised value; for Senior Loan 4, LTV is based on the initial loan amount divided by the appraised bulk sale value assuming a condo-conversion and no renovation; for Senior Loan 23, LTV is based on the current principal amount divided by the adjusted appraised gross sellout value net of sales cost; for mezzanine loans, LTV is based on the current balance of the whole loan dividend by the as-is appraised value as of the date the loan was originated; for RECOP I CMBS B-Pieces, LTV is based on the weighted average LTV of the underlying loan pool at issuance.
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
(I) For Senior Loan 23, Loan per SF of $1,841 is based on the allocated loan amount of the residential units. Excluding the value of the retail and parking components of the collateral, the Loan per SF is $2,086 based on allocating the full amount of the loan to only the residential units.
(J) For Mezzanine Loan 2, Current Principal Amount is gross of $4.7 million write-off (of amortized cost) during the three months ended June 30, 2020.

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

We maintain a robust asset management relationship with our borrowers and have utilized these relationships to proactively address the potential impacts of the COVID-19 pandemic on our loans secured by properties experiencing cash flow pressure, most significantly hospitality and retail assets. Some of our borrowers have indicated that due to the impact of the COVID-19 pandemic, they will be unable to timely execute their business plans, have had to temporarily close their businesses, or have experienced other negative business consequences and have requested temporary interest deferral or forbearance, or other modifications of their loans. Accordingly, discussions we have had with our borrowers have addressed potential near-term defensive loan modifications, which could include repurposing of reserves, temporary deferrals of interest, or performance test or covenant waivers on loans collateralized by assets directly impacted by the COVID-19 pandemic, and which would generally be coupled with an additional equity commitment and/or guaranty from sponsors.

During the three months ended June 30, 2020, we entered into loan modifications on our two hotel loans with a total outstanding principal and net book value of $216.9 million and $209.2 million, respectively. These modifications included, among other changes, incremental capital contributions from the borrowers, repurposing of reserves, and a temporary partial deferral for the coupon as payment-in-kind interest (“PIK Interest”) due, which is capitalized, compounded, and added to the outstanding principal balance of the respective loans. These loan modifications were not considered troubled debt restructurings under GAAP.

We believe our loan sponsors are generally committed to supporting assets collateralizing our loans through additional equity investments, and that we will benefit from our long-standing core business model of originating senior loans collateralized by large assets in major markets with experienced, well-capitalized institutional sponsors. Our portfolio’s low weighted-average LTV(1) of 66% as of June 30, 2020 reflects significant equity value that our sponsors are motivated to protect through periods of cyclical disruption. While we believe the principal amounts of our loans are generally adequately protected by underlying collateral value, there is a risk that we will not realize the entire principal value of certain investments.

In addition to ongoing asset management, our Manager performs a quarterly review of our portfolio whereby each loan is assigned a risk rating of 1 through 5, from lowest risk to highest risk. Our Manager is responsible for reviewing, assigning and updating the risk ratings for each loan on a quarterly basis. The risk ratings are based on many factors, including, but not

(1) LTV is generally based on the initial loan amount divided by the as-is appraised value as of the date the loan was originated or by the current principal amount as of the date of the most recent as-is appraised value.

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

As of June 30, 2020, the average risk rating of KREF's portfolio was 3.1 (Average Risk), weighted by total loan exposure, as compared to 2.9 (Average Risk) as of March 31, 2020.

(dollars in thousands)	June 30, 2020
Risk Rating	Number of Loans	Net Book Value	Total Loan Exposure(A)(B)	Total Loan Exposure %
1	2	$159,131	$159,348	3.1%
2	2	249,816	250,695	4.8
3	27	3,845,141	3,966,103	76.0
4	7	796,194	839,479	16.0
5	1	850	5,500	0.1
	39	$5,051,132	$5,221,125	100.0%

(dollars in thousands)	March 31, 2020
Risk Rating	Number of Loans	Net Book Value	Total Loan Exposure(A)(B)	Total Loan Exposure %
1	2	$157,360	$158,074	3.0%
2	3	288,303	291,268	5.6
3	28	3,855,849	4,001,127	77.0
4	7	722,477	746,330	14.4
5	—	—	—	—
	40	$5,023,989	$5,196,799	100.0%
(A) Excludes $65.0 million vertical loan syndication as of June 30, 2020 and March 31, 2020, respectively.
(B) In certain instances, we finance our loans through the non-recourse sale of a senior interest that is not included in our condensed consolidated financial statements. Total loan exposure includes the entire loan we originated and financed, including $143.6 million of such non-consolidated interests and excludes $65.0 million vertical loan participation as of June 30, 2020 and March 31, 2020, respectively.

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

Portfolio Financing

Our portfolio financing arrangements include term loan financing, term lending agreement, collateralized loan obligations, warehouse facility, asset specific financing, non-consolidated senior interest (collectively “Non-Mark-to-Market Financing Sources”), master repurchase agreements, and loan participations sold.

Our Non-Mark-to-Market Financing Sources, which accounted for 73% of our total secured financing (excluding our corporate revolver) as of June 30, 2020, are not subject to credit or capital markets mark-to-market provisions. The remaining 27% of our secured borrowings, which is primarily comprised of three master repurchase agreements, are only subject to credit marks.

The Company continues to expand and diversify its financing sources, especially those sources that provide non-mark-to-market financing, reducing our exposure to market volatility. Our Non-Mark-to-Market Financing Sources as of June 30, 2020 represented 73% of our portfolio financing based on outstanding principal balance, primarily as a result of our term lending agreement, warehouse facility, asset based financing, term loan facility and collateralized loan obligations.

The following table summarizes our portfolio financing (dollars in thousands):

	Portfolio Financing Outstanding Principal Balance(A)
	June 30, 2020	December 31, 2019
Master repurchase agreements	$1,087,806	$1,088,217
Term loan financing	984,851	798,180
Term lending agreement	900,000	870,051
Collateralized loan obligations	810,000	810,000
Warehouse facility	57,616	—
Asset specific financing	82,268	142,268
Non-consolidated senior interests	143,600	143,600
Total portfolio financing	$4,066,141	$3,852,316
(A) Excludes $65.0 million of vertical loan participations sold as of June 30, 2020 and December 31, 2019, respectively. Such participations did not qualify for sale accounting under GAAP and therefore were consolidated in our Condensed Consolidated Balance Sheets as of June 30, 2020 and December 31, 2019, respectively.

Financing Agreements

The following table details our financing agreements (dollars in thousands):

	June 30, 2020
	Maximum	Collateral	Borrowings
	Facility Size(A)	Assets(B)	Potential(C)	Outstanding	Available
Master Repurchase Agreements
Wells Fargo	$1,000,000	$658,280	$474,960	$469,259	$5,701
Morgan Stanley	600,000	558,140	418,605	418,605	—
Goldman Sachs	400,000	305,770	199,942	199,942	—
Term Loan Facility	1,000,000	1,187,632	994,350	984,851	9,499
Term Lending Agreement
KREF Lending V	900,000	1,126,938	900,000	900,000	—
Warehouse Facility
HSBC	500,000	76,821	57,616	57,616	—
Asset Specific Financing
BMO Facility	300,000	107,348	85,879	82,268	3,611
Revolver	335,000	—	335,000	50,000	285,000
	$5,035,000	$4,020,929	$3,466,352	$3,162,541	$303,811
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

Master Repurchase Agreements

We utilize master repurchase facilities to finance the origination of senior loans. After a mortgage asset is identified by us, the lender agrees to advance a certain percentage of the principal of the mortgage to us in exchange for a secured interest in the mortgage. We did not have any margin calls on any of our master repurchase facilities to date.

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

Each of our existing master repurchase facilities includes "credit mark-to-market" features. "Credit mark-to-market" provisions in repurchase facilities are designed to keep the lenders' credit exposure generally constant as a percentage of the underlying collateral value of the assets pledged as security to them. If the credit underlying collateral value decreases, the gross amount of leverage available to us will be reduced as our assets are marked-to-market, which would reduce our liquidity. The lender under the applicable repurchase facility sets the valuation and any revaluation of the collateral assets in its sole, good faith discretion. As a contractual matter, the lender has the right to reset the value of the assets at any time based on then-current market conditions, but the market convention is to reassess valuations on a monthly, quarterly and annual basis using the financial information delivered pursuant to the facility documentation regarding the real property, borrower and guarantor under such underlying loans. Generally, if the lender determines (subject to certain conditions) that the market value of the collateral in a repurchase transaction has decreased by more than a defined minimum amount, the lender may require us to provide additional collateral or lead to margin calls that may require us to repay all or a portion of the funds advanced. We closely monitor our liquidity and intend to maintain sufficient liquidity on our balance sheet in order to meet any margin calls in the event of any significant decreases in asset values. As of June 30, 2020 and December 31, 2019, the weighted average haircut under our repurchase agreements was 28.5% (or 26.9% if we had borrowed the maximum amount approved by its repurchase agreement counterparties as of such dates). In addition, our existing master repurchase facilities are not entirely term-matched financings and may mature before our CRE debt investments that represent underlying collateral to those financings. As we negotiate renewals and extensions of these liabilities, we may experience lower advance rates and higher pricing under the renewed or extended agreements.

Term Loan Financing

In connection with our efforts to diversify our financing sources, further expand our non-mark-to-market borrowing base and reduce our exposure to market volatility, we entered into a term loan financing agreement in April 2018 with third party lenders for an initial borrowing capacity of $200.0 million that was increased to $1,000.0 million in October 2018 (“Term Loan Facility”). The facility provides us with asset-based financing on a non-mark-to-market basis with matched term up to five years and is non-recourse to the Company. Borrowings under the facility are collateralized by senior loans, held-for-investment, and bear interest equal to one-month LIBOR plus a margin. As of June 30, 2020, the weighted average margin and interest rate on the facility were 1.6% and 1.7%, respectively.
The following table summarizes our borrowings under the Term Loan Facility (dollars in thousands):

	June 30, 2020
Term Loan Facility	Count	Outstanding Principal	Amortized Cost	Carrying Value	Wtd. Avg. Yield/Cost(A)	Guarantee(B)	Wtd. Avg. Term(C)
Collateral assets	13	$1,187,632	$1,181,365	$1,170,979	L + 3.1%	n.a.	February 2024
Financing provided	n.a.	984,851	982,217	982,217	L + 1.9%	n.a.	February 2024
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

Term Lending Agreement

In June 2019, we entered into a Master Repurchase and Securities Contract Agreement (the "Term Lending Agreement") with Morgan Stanley Mortgage Capital Holdings LLC ("Administrative Agent"), as administrative agent on behalf of Morgan Stanley Bank, N.A. ("Initial Buyer"), which provides for current and future financings of up to $900.0 million on a non-mark-to-market basis. The Initial Buyer subsequently syndicated a portion of the facility to multiple financial institutions. As of June 30, 2020, the Initial Buyer held 48.9% of the total commitment under the facility. Borrowings under the Term Lending Agreement are collateralized by certain loans, held for investment, and bear interest equal to one-month LIBOR, plus a 1.9% margin. Total outstanding borrowings under the Term Lending Agreement as of June 30, 2020 totaled $900.0 million. The Term Lending Agreement has an initial maturity of June 2021, subject to five one-year extension options, which may be exercised by us upon the satisfaction of certain customary conditions and thresholds.

Warehouse Facility

In March 2020, we entered into a $500.0 million Loan and Security Agreement with HSBC Bank USA, National Association (“HSBC Facility”). The facility, which matures in March 2023, provides warehouse financing on a non-mark-to-market basis with partial recourse to us. Borrowings under the facility are collateralized by certain loans, held for investment, and bear interest equal to one-month LIBOR, plus a margin. As of June 30, 2020, the collateral-based margin was 1.50%.

Asset Specific Financing

In August 2018, we entered into a $200.0 million loan financing facility with BMO Harris Bank (the "BMO Facility”). In May 2019, KREF increased the borrowing capacity to $300.0 million. The facility provides asset-based financing on a non-mark-to-market basis with matched-term up to five years with partial recourse to the Company. As of June 30, 2020, there was $82.3 million outstanding on this facility.

Revolving Credit Agreement

We have a $335.0 million corporate revolving credit facility (“Revolver”) administered by Morgan Stanley Senior Funding, Inc. We may use our Revolver as a source of financing, which is designed to provide short-term liquidity to purchase or de-lever loans, pay operating expenses and borrow amounts for general corporate purposes. Borrowings under the Revolver bear interest at a per annum rate equal to the sum of (i) a floating rate index and (ii) a fixed margin. As of June 30, 2020, there was $50.0 million outstanding on this facility. Our Revolver is secured by corporate level guarantees and does not include asset-based collateral.

Collateralized Loan Obligations

In November 2018, we financed a pool of loan participations from our existing loan portfolio through a managed collateralized loan obligation ("CLO" or "KREF 2018-FL1"). The CLO provides us with match-term financing on a non-mark-to-market and non-recourse basis. The CLO has a two-year reinvestment feature that allows principal proceeds of the collateral assets to be reinvested in qualifying replacement assets, subject to the satisfaction of certain conditions set forth in the indenture.

The following table outlines KREF 2018-FL1 collateral assets and respective borrowing (dollars in thousands):

	June 30, 2020
Collateralized Loan Obligation	Count	Outstanding Principal	Amortized Cost	Carrying Value	Wtd. Avg. Yield/Cost(B)	Wtd. Avg. Term(C)
Collateral assets(A)	21	$1,000,000	$1,000,000	$984,363	L + 2.8%	November 2023
Financing provided	1	810,000	806,645	806,645	L + 2.2%	June 2036
(A)Excluding $8.0 million cash, collateral assets represent 19.3% of the principal of the Company's senior loans as of June 30, 2020. As of June 30, 2020, 100% of the Company's loans financed through the CLO are floating rate loans.
(B)Yield on collateral assets is based on cash coupon. Financing cost includes amortization of deferred financing costs incurred in connection with the CLO.
(C)Loan term represents weighted-average final maturity, assuming extension options are exercised by the borrower. Repayments of CLO notes are dependent on timing of related collateral loan asset repayments post reinvestment period. The term of the CLO notes represents the rated final distribution date.

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

The following table details our loan participations sold (dollars in thousands):

	June 30, 2020
Loan Participations Sold	Count	Principal Balance	Amortized Cost	Carrying Value	Yield/Cost(A)	Guarantee	Term
Total loan	1	$330,116	$328,818	$326,573	L + 2.5%	n.a.	July 2024
Vertical loan participation(B)	1	65,000	64,978	64,978	L + 2.5%	n.a.	July 2024
(A)  Our floating rate loans and related liabilities were indexed to one-month LIBOR. Our net interest rate exposure is in direct proportion to our net assets.
(B) During the six months ended June 30, 2020, KREF recorded $1.4 million of interest income and $1.4 million of interest expense, respectively, related to the total loan participations sold.

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

	June 30, 2020
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

Borrowing Activities

The following tables provide additional information regarding our borrowings (dollars in thousands):

		Six Months Ended June 30, 2020
	Outstanding Principal at June 30, 2020	Average Daily Amount Outstanding(A)	Maximum Amount Outstanding	Weighted Average Daily Interest Rate
Wells Fargo	$469,259	$468,457	$469,259	2.5%
Morgan Stanley	418,605	407,832	418,605	2.7
Goldman Sachs	199,942	215,596	225,266	3.2
Term Loan Facility	984,851	912,918	984,851	2.5
KREF Lending V	900,000	893,595	900,000	2.9
Warehouse Facility	57,616	49,200	57,616	2.0
BMO Facility	82,268	93,147	142,267	2.7
Revolver	50,000	147,940	335,000	2.6
Total/Weighted Average	$3,162,541			2.7%
(A)  Represents the average for the period the facility was outstanding.

	Average Daily Amount Outstanding(A)
	Three Months Ended
	June 30, 2020	March 31, 2020
Wells Fargo	$468,461	$468,452
Morgan Stanley	413,207	402,457
Goldman Sachs	208,057	223,135
Term Loan Facility	967,050	858,787
KREF Lending V	899,195	887,995
Warehouse Facility	50,156	45,417
BMO Facility	82,267	104,026
Revolver	195,769	100,110
(A)  Represents the average for the period the debt was outstanding.

Covenants—Each of our repurchase facilities, Term Lending Agreement, Warehouse Facility and our Revolver contain customary terms and conditions, including, but not limited to, negative covenants relating to restrictions on our operations with respect to our status as a REIT, and financial covenants, such as:

•an interest income to interest expense ratio covenant (1.5 to 1.0);
•a minimum consolidated tangible net worth covenant (75.0% of the aggregate net cash proceeds of any equity issuances made and any capital contributions received by us and KKR Real Estate Finance Holdings L.P. (our "Operating Partnership") or up to approximately $880.2 million, depending on the agreement;
•a cash liquidity covenant (the greater of $10.0 million or 5.0% of our recourse indebtedness);
•a total indebtedness covenant (75.0% of our total assets, net of VIE liabilities);

As of June 30, 2020, we were in compliance with the covenants of our financing facilities.

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

Results of Operations

The following table summarizes the changes in our results of operations for the three and six months ended June 30, 2020 and 2019 (dollars in thousands, except per share data):

	For the Three Months Ended June 30,		Increase (Decrease)		For the Six Months Ended June 30,		Increase (Decrease)
	2020	2019	Dollars	Percentage	2020	2019	Dollars	Percentage
Net Interest Income
Interest income	$67,219	$62,944	$4,275	6.8%	$138,298	$127,695	$10,603	8.3%
Interest expense	30,563	37,089	(6,526)	(17.6)	69,645	71,931	(2,286)	(3.2)
Total net interest income	36,656	25,855	10,801	41.8	68,653	55,764	12,889	23.1
Other Income
Income (loss) from equity method investments	297	868	(571)	(65.8)	(1,604)	1,993	(3,597)	(180.5)
Change in net assets related to CMBS consolidated variable interest entities	—	(1,551)	1,551	100.0	—	(1,209)	1,209	100.0
Other income	196	671	(475)	(70.8)	556	1,153	(597)	(51.8)
Total other income (loss)	493	(12)	505	4,208.3	(1,048)	1,937	(2,985)	(154.1)

Operating Expenses
General and administrative	4,046	2,781	1,265	45.5	7,813	5,142	2,671	51.9
Provision for credit losses, net	(1,366)	—	(1,366)	(100.0)	53,908	—	53,908	100.0
Management fees to affiliate	4,218	4,288	(70)	(1.6)	8,517	8,575	(58)	(0.7)
Incentive compensation to affiliate	1,249	1,145	104	9.1	2,855	2,098	757	36.1
Total operating expenses	8,147	8,214	(67)	(0.8)	73,093	15,815	57,278	362.2
Income (Loss) Before Income Taxes, Preferred Dividends and Redemption Value Adjustment	29,002	17,629	11,373	64.5	(5,488)	41,886	(47,374)	(113.1)
Income tax expense	77	280	(203)	(72.5)	159	289	(130)	(45.0)
Net Income (Loss)	28,925	17,349	11,576	66.7	(5,647)	41,597	(47,244)	(113.6)
Preferred Stock Dividends and Redemption Value Adjustment	335	(32)	367	1,146.9	927	(489)	1,416	289.6
Net Income (Loss) Attributable to Common Stockholders	$28,590	$17,381	$11,209	64.5%	$(6,574)	$42,086	$(48,660)	(115.6)%

Net Income (Loss) Per Share of Common Stock
Basic	$0.52	$0.30	$0.22	73.3%	$(0.12)	$0.73	$(0.85)	(116.4)%
Diluted	$0.52	$0.30	$0.22	73.3%	$(0.12)	$0.73	$(0.85)	(116.4)%
Dividends Declared per Share of Common Stock	$0.43	$0.43	$—	—%	$0.86	$0.86	$—	—%

Net Interest Income

Net interest income increased by $10.8 million and $12.9 million, respectively, during the three and six months ended June 30, 2020, compared to the three and six months ended June 30, 2019. This increase was primarily due to the increase in our interest income as a result of continuing capital deployment and the benefit from attractive in-the-money LIBOR floors (when LIBOR floors exceed spot LIBOR) during the six months ended June 30, 2020. The weighted-average principal balance of our loan portfolio increased by $1.1 billion and $1.2 billion, respectively, for the three and six months ended June 30, 2020, compared to the corresponding periods in 2019. The increase in interest income was partially offset by the incremental interest expense incurred from additional borrowings on our financing facilities to fund loan originations and higher leverage. The weighted-average principal balance of our borrowings increased by $1.1 billion and $1.1 billion, respectively, for the three and six months ended June 30, 2020, compared to the corresponding periods in 2019. In addition, we benefited from in-the-money LIBOR floors in our loans during the six months ended June 30, 2020 as 98% of our loan portfolio is subject to a LIBOR floor of 0.95% or higher while 5% of total outstanding financing is subject to a LIBOR floor greater than 0.0%.

In addition, we recognized $4.5 million and 8.9 million of deferred loan fees and origination discounts accreted into interest income, respectively, during the three and six months ended June 30, 2020, as compared to $4.1 million and $10.5 million during the corresponding periods in 2019. During the six months ended June 30, 2020, we also recognized a non-recurring exit fee income of $2.8 million.

We also recorded $5.4 million and $10.8 million of deferred financing costs amortization into interest expense, respectively, during the three and six months ended June 30, 2020, as compared to $4.1 million and $8.1 million during the corresponding periods in 2019.

Other Income

Total other income decreased by $3.0 million during the six months ended June 30, 2020, as compared to the six months ended June 30, 2019. This decrease was primarily due to a $3.8 million unrealized mark-to-market loss from our RECOP I equity method investment during the six months ended June 30, 2020, as compared to a $1.2 million loss on CMBS B-Piece investments during the six months ended June 30, 2019.

Operating Expenses

Total operating expenses increased by $57.3 million during the six months ended June 30, 2020, as compared to the six months ended June 30, 2019. This increase was primarily due to (i) a $53.9 million provision for credit losses in connection with adopting ASU 2016-03 on January 1, 2020, (ii) a $0.9 million increase in non-cash stock-based compensation expense, (iii) a $0.8 million increase in Manager incentive compensation, and (iv) $1.5 million in non-recurring dead deal costs for the six months ended June 30, 2020.

We did not have a provision for loan credit losses prior to January 1, 2020. Upon the adoption of ASU 2016-13 on January 1, 2020, we recorded a $15.0 million cumulative-effect adjustment to our accumulated deficit. During the six months ended June 30, 2020, we recorded an incremental $53.9 million in credit loss provision due to the adverse change in the economic outlook due to the COVID pandemic.

The following table provides additional information regarding total operating expenses (dollars in thousands):

	Three Months Ended
	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019
Professional services	$566	$764	$765	$711	$839
Operating and other costs	2,106	1,396	894	953	899
Stock-based compensation	1,374	1,607	1,017	1,040	1,043
Total general and administrative expenses	4,046	3,767	2,676	2,704	2,781
Provision for credit losses, net	(1,366)	55,274	—	—	—
Management fees to affiliate	4,218	4,299	4,280	4,280	4,288
Incentive compensation to affiliate	1,249	1,606	1,174	—	1,145
Total operating expenses	$8,147	$64,946	$8,130	$6,984	$8,214

COVID-19 Impact

The significant and wide-ranging response of international, federal, state and local public health and governmental authorities to the COVID-19 pandemic in regions across the United States and the world, including the imposition of quarantines, “stay-at-home” orders and similar mandates for many individuals to substantially restrict daily activities and for many businesses to curtail or cease normal operations, and the volatile economic, business and financial market conditions resulting therefrom, are expected to negatively impact our business, financial performance and operating results in later periods of 2020. Although we are uncertain of the potential full magnitude or duration of the business and economic impacts from the unprecedented public health efforts to contain and combat the spread of COVID-19, we will likely experience material deterioration in our financial performance and operating results, revenues, cash flow and/or profitability in one or more of the remaining periods in 2020 (in addition to the second quarter) compared to the corresponding prior-year periods and compared to our expectations at the beginning of our 2020 fiscal year. Further discussion of the potential impacts on our business from the COVID-19 pandemic is provided below in the section entitled “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q.

Liquidity and Capital Resources

Overview

We have capitalized our business to date primarily through the issuance and sale of our common stock, borrowings from Non-Mark-to-Market Financing Sources(1), borrowings from three master repurchase agreements, and issuance and sale of convertible notes. Our Non-Mark-to Market Financing Sources, which accounted for 73% of our total secured financing (excluding our corporate Revolver) as of June 30, 2020, are not subject to credit or capital markets mark-to-market provisions. The remaining 27% of our secured borrowings, which are comprised of three master repurchase agreements, are only subject to credit marks. We did not receive any margin calls on our master repurchase agreements to date, nor do we expect any at this time.

Our primary sources of liquidity include cash on our consolidated balance sheet of $127.3 million, available borrowings under our financing arrangements using existing collateral totaling $18.8 million, cash flows from operations, and $285.0 million available on our corporate revolver. Our corporate revolver is secured by corporate level guarantees and does not include asset-based collateral. We may seek additional sources of liquidity from syndicated financing, other borrowings (including borrowings not related to a specific investment) and future offerings of equity and debt securities.

Our primary liquidity needs include our ongoing commitments to repay the principal and interest on our borrowings and pay other financing costs, financing our assets, meeting future funding obligations, making distributions to our stockholders, funding our operations that includes making payments to our Manager in accordance with the management agreement, and other general business needs.

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

(1) Comprised of term loan financing, term lending agreement, collateralized loan obligations, warehouse facility, asset specific financing, and non-consolidated senior interests.

Debt-to-Equity Ratio and Total Leverage Ratio

The following table presents our debt-to-equity ratio and total leverage ratio:

	June 30, 2020	December 31, 2019
Debt-to-equity ratio(A)	2.1x	1.9x
Total leverage ratio(B)	4.0x	3.5x
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

Sources of Liquidity

Our primary sources of liquidity include cash and cash equivalents and available borrowings under our secured financing agreements, inclusive of our Revolver. Amounts available under these sources as of the date presented are summarized in the following table (dollars in thousands):

	June 30, 2020	December 31, 2019
Cash and cash equivalents(A)	$127,250	$67,619
Available borrowings under master repurchase agreements	5,701	6,174
Available borrowings under term loan financing facility	9,499	41,364
Available borrowings under term lending agreement	—	15,922
Available borrowings under warehouse facility	—	—
Available borrowings under asset specific financing	3,611	2,592
Available borrowings under revolving credit agreements	285,000	250,000
	$431,061	$383,671
(A) Includes $8.0 million held in CLO as of June 30, 2020.

In addition to our primary sources of liquidity, we have access to further liquidity through our ATM program and public offerings of debt and equity securities. Our existing loan portfolio also provides us with liquidity as loans are repaid or sold, in whole or in part, and the proceeds from repayment become available for us to invest.

Cash Flows

The following table sets forth changes in cash and cash equivalents for the six months ended June 30, 2020 and 2019 (dollars in thousands):

	For the Six Months Ended June 30,
	2020	2019
Cash Flows From Operating Activities	$53,042	$40,181
Cash Flows From Investing Activities	(177,790)	(822,900)
Cash Flows From Financing Activities	184,379	878,920
Net Increase in Cash, Cash Equivalents, and Restricted Cash	$59,631	$96,201

Cash Flows from Operating Activities

Our cash flows from operating activities were primarily driven by our net interest income, which is driven by the income generated by our investments less financing costs. In addition, we received a $2.8 million non-recurring exit fee during the six months ended June 30, 2020. The following table sets forth interest received by, and paid for, our investments for the six months ended June 30, 2020 and 2019 (dollars in thousands):

	For the Six Months Ended June 30,
	2020	2019
Interest Received:
Senior and mezzanine loans	$123,667	$116,984
CMBS B-Pieces	—	1,122
	123,667	118,106
Interest Paid:
Interest expense	61,785	67,459
Net interest collections	$61,882	$50,647

Our net interest collections were partially offset by cash used to pay management and incentive fees, as follows (dollars in thousands):

	For the Six Months Ended June 30,
	2020	2019
Management Fees to affiliate	$8,580	$8,617
Incentive Fees to affiliate	2,855	2,098
Net decrease in cash and cash equivalents	$11,435	$10,715

Cash Flows from Investing Activities

Our cash flows from investing activities consisted of cash outflows to fund new loan originations and our commitments under existing loan investments, partially offset by cash inflows from the sale/syndication and principal repayments on our loan investments. During the six months ended June 30, 2020, we funded $411.8 million of CRE loans and received $234.0 million from the repayments of CRE loans.

During the six months ended June 30, 2019, we funded $1,784.8 million of CRE loans and received $968.1 million of principal repayments on certain loans. We also made a net investment in CMBS, held through an equity method investment, of $6.2 million.

Cash Flows from Financing Activities

Our cash flows from financing activities were primarily driven by proceeds from borrowings under our financing agreements of $900.6 million during the six months ended June 30, 2020, which were partially offset by (i) principal repayments of $636.7 million on borrowings under our financing agreements, (ii) the payment of $49.2 million in dividends, and (iii) the payment of $25.1 million in share repurchases.

During the six months ended June 30, 2019, our cash flows from financing activities were primarily driven by proceeds from borrowings under our financing agreements of $2,299.6 million, which were partially offset by principal repayments of $1,359.3 million on borrowings under our financing agreements and the payment of $50.0 million in dividends.

Contractual Obligations and Commitments

The following table presents our contractual obligations and commitments (including interest payments) as of June 30, 2020 (dollars in thousands):

	Total	Less than 1 year	1 to 3 years	3 to 5 years	Thereafter
Recourse Obligations:
Master Repurchase Facilities(A)
Wells Fargo	$480,613	$8,031	$472,582	$—	$—
Morgan Stanley	422,199	422,199	—	—	—
Goldman Sachs	207,865	5,938	201,927	—	—
Term Lending Agreement(A)
KREF Lending V	918,762	19,023	899,739	—	—
Warehouse Facility
HSBC	60,247	984	59,263	—	—
Asset Specific Financing
BMO Facility	84,708	23,785	60,923	—	—
Total secured financing agreements	2,174,394	479,960	1,694,434	—	—
Convertible Notes	169,406	8,927	16,729	143,750	—
Future funding obligations(B)	512,011	233,660	241,473	36,878	—
RECOP I commitment(C)	4,324	4,324	—	—	—
Revolver(D)	51,068	51,068	—	—	—
Total recourse obligations	2,911,203	777,939	1,952,636	180,628	—
Non-Recourse Obligations:
Collateralized Loan Obligations	873,875	12,768	25,501	835,606	—
Term Loan Financing	1,047,082	17,663	959,521	69,898	—
Total	$4,832,160	$808,370	$2,937,658	$1,086,132	$—

(A) The allocation of repurchase facilities and Term Lending Agreement is based on the current maturity date of each individual borrowing under these facilities. The amounts include the related future interest payment obligations, which are estimated by assuming the amounts outstanding under these facilities and the interest rates in effect as of June 30, 2020 will remain constant into the future. This is only an estimate, as actual amounts borrowed and rates may vary over time. Amounts borrowed are subject to a maximum 25.0% recourse limit.
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
(D) Any amounts borrowed are full recourse to certain subsidiaries of KREF. Includes principal and assumes interest outstanding over a one-year period. Amounts are estimated based on the amount outstanding under the Revolver and the interest rate in effect as of June 30, 2020. This is only an estimate as actual amounts borrowed, the timing of repayments and interest rates may vary over time. The Revolver matures in December 2023.

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

Subsequent Events

Our subsequent events are detailed in Note 15 to our condensed consolidated financial statements

Off-Balance Sheet Arrangements

As described in Note 8 to our condensed consolidated financial statements, we have off-balance sheet arrangements related to VIEs that we account for using the equity method of accounting and in which we hold an economic interest or have a capital commitment. Our maximum risk of loss associated with our interests in these VIEs is limited to the carrying value of our investment in the entity and any unfunded capital commitments. As of June 30, 2020, we held $33.6 million of interests in such entities, which does not include a remaining commitment of $4.3 million to RECOP I that we are required to fund if called.

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

Allowance for Credit Losses

We originate and purchase CRE debt and related instruments generally to be held as long-term investments at amortized cost. We adopted ASU No. 2016-13, Financial Instruments—Credit Losses, and subsequent amendments (“ASU 2016-13”), which replaces the incurred loss methodology with an expected loss model known as the Current Expected Credit Loss or CECL model. CECL amends the previous credit loss model to reflect our current estimate of all expected credit losses, not only based on historical experience and current conditions, but also by including reasonable and supportable forecasts incorporating forward-looking information.

In connection with our adoption of ASU No. 2016-13 on January 1, 2020, we implemented new processes including the utilization of loan loss forecasting models, updates to our reserve policy documentation, changes to our internal reporting processes and related internal controls. We have implemented loan loss forecasting models for estimating expected life-time credit losses, at the individual loan level, for our commercial mortgage loan portfolio. The CECL forecasting methods used by us include (i) a probability of default and loss given default method using underlying third-party CMBS/CRE loan database with historical loan losses from 1998 to 2020, and (ii) probability weighted expected cash flow method, depending on the type of loan and the availability of relevant historical market loan loss data. We might use other acceptable alternative approaches in the future depending on, among other factors, the type of loan, underlying collateral, and availability of relevant historical market loan loss data.

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

We consider the individual loan internal risk rating as the primary credit quality indicator underlying the CECL assessment. We perform a quarterly review of our loan portfolio at the individual loan level to determine the internal risk rating for each of our loans by assessing the risk factors of each loan, including, without limitation, LTV, debt yield, property type, geographic and local market dynamics, physical condition, cash flow volatility, leasing and tenant profile, loan structure and exit plan, and project sponsorship. Considering these factors, we rate our loans based on a five-point scale, "1" though "5", from less risk to greater risk, which ratings are defined as follows:

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

Based on our loan portfolio at January 1, 2020, the pre COVID-19 economic environment and the respective expectations for future economic conditions at the time, we recorded a cumulative-effect adjustment to our accumulated deficit as of January 1,

2020 of $15.0 million, or $0.26 per common share, of which $1.1 million, or $0.02 per common share, is attributable to unfunded loan commitments. In addition, we recorded an incremental CECL allowance for credit losses for the six months ended June 30, 2020 of $53.9 million, or $0.97 per common share.

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

The COVID-19 pandemic has adversely impacted the commercial real estate markets, causing reduced occupancy, requests from tenants for rent deferral or abatement, and delays in property renovations currently planned or underway. These negative conditions may persist into the future and impair borrower’s ability to pay principal and interest due under our loan agreements. We maintain robust asset management relationships with our borrowers and have leveraged these relationships to address the potential impact of the COVID-19 pandemic on our loans secured by properties experiencing cash flow pressure, most significantly hospitality and retail assets. Some of our borrowers have indicated that due to the impact of the COVID-19 pandemic, they will be unable to timely execute their business plans, have had to temporarily close their businesses, or have experienced other negative business consequences and have requested temporary interest deferral or forbearance, or other modifications of their loans. Accordingly, we have discussed with our borrowers potential near-term defensive loan modifications, which could include repurposing of reserves, temporary deferrals of interest, or performance test or covenant waivers on loans collateralized by assets directly impacted by the COVID-19 pandemic, and which would typically be coupled with an additional equity commitment and/or guaranty from sponsors.

Based on the limited loan modifications completed to date, we are encouraged by the tone of these conversations and our borrowers’ initial response to the COVID-19 pandemic’s impacts on their properties. We believe our loan sponsors are generally committed to supporting assets collateralizing our loans through additional equity investments. Our portfolio’s low weighted-average LTV of 66% as of June 30, 2020 reflects significant equity value that our sponsors are motivated to protect through periods of cyclical disruption. While we believe the principal amounts of our loans are generally adequately protected by underlying collateral value, there is a risk that we will not realize the entire principal value of certain investments.

Credit Yield Risk

Credit yields measure the return demanded on financial instruments by the lending market based on their risk of default. Increasing supply of credit-sensitive financial instruments and reduced demand will generally cause the market to require a higher yield on such financial instruments, resulting in a lower price for the financial instruments we hold.

Interest Rate Risk

Generally, the composition of our investments is such that rising interest rates will increase our net income, while declining interest rates will decrease our net income. Our net interest income currently benefits from in-the-money LIBOR floors in our loan portfolio, which benefit is expected to initially decrease as LIBOR increases. There can be no assurance that we will continue to utilize LIBOR floors. As of June 30, 2020, one-month USD LIBOR was 0.16%, as compared to 1.76% as of December 31, 2019. There can be no assurance of how our net income may be affected in future quarters, which will depend on, among other things, the interest rate environment and our then-current portfolio. As of June 30, 2020, 99.2% of our investments by total assets earned a floating rate of interest indexed to one-month USD LIBOR. The remaining 0.8% of our investments earned a fixed rate of interest. If interest rates were to decline, the value of these fixed-rate investments may increase and if interest rates were to increase, the value of these fixed-rate investments may fall; however, the interest income generated by these fixed-rate investments would not be affected by market interest rates. The interest rates we pay under our current financing facilities are floating rate. Accordingly, our interest expense will generally increase as interest rates increase and decrease as interest rates decrease.

As noted above, our interest income generally decreases as LIBOR decreases; in certain circumstances, however, LIBOR floors relating to our loan portfolio may offset some of the impact from declining rates. As of June 30, 2020, 98% of our loan portfolio is subject to a LIBOR floor of 0.95% or higher and 79% of our loan portfolio is subject to a LIBOR floor of 1.5% or higher. Due to these LIBOR floors, a 25 basis point decrease in LIBOR would increase our expected cash flows by approximately $5.9 million, or $0.11 per common share, for the twelve months following June 30, 2020. Conversely, a 25 basis point and 50 basis point increase in LIBOR would decrease our expected cash flows by approximately $9.2 million and $18.3 million, or $0.17 and $0.33 per common share, for the same period, respectively.

LIBOR Transition

LIBOR is expected to be discontinued after 2021. As of June 30, 2020, 99.9% of our loans by principal balance earned a floating rate of interest indexed to LIBOR, and 100.0% of our outstanding financing arrangements (excluding convertible notes) bear interest indexed to LIBOR. All of these arrangements provide procedures for determining an alternative base rate in the event that LIBOR is discontinued. Regardless, there can be no assurances as to what alternative base rates may be and whether such base rate will be more or less favorable than LIBOR and any other unforeseen impacts of the potential discontinuation of LIBOR. We are monitoring the developments with respect to the potential phasing out of LIBOR after 2021 and are working with our lenders and borrowers to minimize the impact of any LIBOR transition on our financial condition and results of operations, but can provide no assurances regarding the impact of the discontinuation of LIBOR.

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

Financing Risk

We finance our target assets using our repurchase facilities, our Term Lending Agreement, our Term Loan Financing, Warehouse Facility, Asset Based Financing, collateralized loan obligations and through syndicating senior participations in our originated senior loans. Over time, as market conditions change, we may use other forms of leverage in addition to these methods of financing. Weakness or volatility in the financial markets, the CRE and mortgage markets or the economy generally could adversely affect one or more of our lenders or potential lenders and could cause one or more of our lenders or potential lenders to be unwilling or unable to provide us with financing, or to decrease the amount of our available financing through a market to market, or to increase the costs of that financing.

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
Our management, with the participation of our Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2020. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2020, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) of the Exchange Act) occurred during the quarter ended June 30, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The scale and scope of the COVID-19 pandemic may heighten the potential adverse effects on our business, financial performance, operating results, cash flows and/or financial condition described in the risk factors in our Form 10-K for the quarterly periods and full fiscal year of 2020, which may be material and affect us in ways we cannot foresee at this time. Although it is impossible to predict with certainty the potential full magnitude of the business and economic ramifications, COVID-19 has impacted, and may further impact, our business in various ways, including but not limited to:

•the inability of our borrowers’ tenants to pay rent on their leases or our borrowers’ inability to re-lease space that becomes vacant, which inability, if extreme, could cause our borrowers to default on their loans and could cause us to: (i) no longer be able to pay dividends at our current rates or at all in order to preserve liquidity and (ii) be unable to meet our debt obligations to lenders or satisfy our debt covenants, which could cause us to have to sell our investments or refinance debt on unattractive terms;

•a severe disruption and instability in the global financial markets or deteriorations in credit and financing conditions may affect our ability to access capital necessary to fund our investments at attractive interest rates, or at all, and may adversely affect the valuation of financial assets and liabilities, any of which could affect have a material adverse effect on our business, financial condition, results of operations and cash flows;

•uncertainties created by the COVID-19 pandemic may make it difficult to estimate provisions for loan losses;
•deterioration in the performance of the properties securing our investments that may cause deterioration in the performance of our investments and, potentially, principal losses to us;

•difficulty or delays in redeploying the proceeds from repayments of our existing investments;

•provisions in our current and future financing agreements may require us to provide additional collateral or pay down debt;

•economic and market conditions affecting the value of our financial instruments and the value of particular assets and liabilities; and

•fluctuations in equity market prices, interest rates and credit spreads limiting our ability to raise or deploy capital on a timely basis and affecting our overall liquidity.

In addition, the COVID-19 pandemic may adversely impact our business and financial condition in other areas, including:

•an inability to operate or review potential investments in affected areas as a result of quarantines, restrictions on travel, “shelter in place” rules, restrictions on types of businesses that may continue to operate and/or restrictions on types of construction projects that may continue;

•delays in responsiveness by borrowers and other third parties in other matters arising in the ordinary course of business due to their prioritization of matters relating to COVID-19;

•some of our borrowers and/or their tenants operate in industries that are materially impacted by COVID-19, including but not limited to healthcare, travel, entertainment, hospitality, senior living and retail industries. Such persons are facing operational and financial hardships resulting from the spread of COVID-19 and related governmental measures, such as the closure of stores, restrictions on travel, quarantines or stay-at-home orders. If the disruptions caused by COVID-19 continue and the restrictions put in place are not lifted, the businesses of borrowers and/or their could suffer materially or become insolvent, which would adversely affect our business;

•an extended period of remote working by our Manager’s and/or its affiliate’s employees could strain our technology resources and introduce operational risks, including heightened cybersecurity risk. Remote working environments may be less secure and more susceptible to hacking attacks, including phishing and social engineering attempts that seek to exploit the COVID-19 pandemic; and

•COVID-19 presents a significant threat to our Manager’s and/or its affiliate’s employees’ well-being and morale, and we may experience potential loss of productivity or a delay in the roll out of certain strategic plans.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities
On June 15, 2020, our board of directors authorized an extension of our share repurchase program, which was scheduled to expire on June 30, 2020. Under the extended program, which has no expiration date, we may repurchase up to $100.0 million of our common stock beginning July 1, 2020, of which up to $50.0 million may be repurchased under a pre-set trading plan meeting the requirements of Rule 10b5-1 under the Exchange Act, and provide for repurchases of common stock when the market price per share is below book value per share (calculated in accordance with GAAP as of the end of the most recent quarterly period for which financial statements are available), and the remaining $50.0 million may be used for repurchases in the open market, pursuant to pre-set trading plans meeting the requirements of Rule 10b5-1 under the Exchange Act, in privately negotiated transactions or otherwise. The timing, manner, price and amount of any common stock repurchases will be determined by us in our discretion and will depend on a variety of factors, including legal requirements, price and economic and market conditions. The program does not require us to repurchase any specific number of shares of common stock, and the program may be suspended, extended, modified or discontinued at any time.

The following table sets forth information regarding purchases of shares of our common stock by us or on our behalf during the six months ended June 30, 2020:

Period Beginning	Period Ending	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Amounts paid for shares purchased as part of publicly announced program	Approximate dollar value of shares that may yet be purchased under the program(A)
January 1, 2020	January 31, 2020	—	$—	—	$—	$100,000,000
February 1, 2020	February 29, 2020	—	—	—	—	100,000,000
March 1, 2020	March 31, 2020	1,648,551	11.64	1,648,551	19,195,000	80,805,000
April 1, 2020	April 30, 2020	389,086	14.92	2,037,637	5,805,000	75,000,000
May 1, 2020	May 31, 2020	—	—	2,037,637	—	75,000,000
June 1, 2020	June 30, 2020	—	—	2,037,637	—	75,000,000
Total/Average		2,037,637	$12.27		$25,000,000

(A) Our share repurchase program, as in effect through June 30, 2020, which was extended on June 15, 2020 as described above, permitted us to repurchase up to $100.0 million of our common stock during the period from July 1, 2019 through June 30, 2020. Of this total authorized amount, up to $50.0 million was permitted to be repurchased under a pre-set trading plan meeting the requirements of Rule 10b5-1 under the Exchange Act, and provide for repurchases of common stock when the market price per share is below book value per share (calculated in accordance with GAAP as of end of the most recent quarterly period for which financial statements are available), and the remaining $50.0 million was permitted to be used for repurchases in the open market, pursuant to pre-set trading plans meeting the requirements of Rule 10b5-1 under the Exchange Act, in privately negotiated transactions or otherwise.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description

10.1
Third Amendment to Amended and Restated Master Repurchase Agreement, dated May 22, 2020, between KREF Lending III LLC, KREF Lending III TRS LLC, Goldman Sachs Bank USA and, solely with respect to Section 3 thereof, KREF Holdings III LLC and KKR Real Estate Finance Holdings L.P.

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

KKR REAL ESTATE FINANCE TRUST INC.

Date:	August 3, 2020	By:	/s/ Matthew A. Salem
Name: Matthew A. Salem
Title: Chief Executive Officer
(Principal Executive Officer)

Date:	August 3, 2020	By:	/s/ Mostafa Nagaty
Name: Mostafa Nagaty
Title: Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)