Form 10-Q
period 2020-09-30
KKR Real Estate Finance Trust Inc.
filed 2020-10-26
CIK 1631596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020

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

The number of shares of the registrant's common stock, par value $0.01 per share, outstanding as of October 21, 2020 was 55,619,428.

KKR REAL ESTATE FINANCE TRUST INC.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2020

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

PART I — FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

KKR Real Estate Finance Trust Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(Amounts in thousands, except share and per share data)

	September 30, 2020	December 31, 2019
Assets
Cash and cash equivalents(A)	$301,375	$67,619
Commercial mortgage loans, held-for-investment	4,895,974	4,931,042
Less: Allowance for credit losses	(62,735)	—
Commercial mortgage loans, held-for-investment, net	4,833,239	4,931,042
Equity method investments	33,468	37,469
Accrued interest receivable	15,566	16,305
Other assets(B)	48,217	4,583
Total Assets	$5,231,865	$5,057,018

Liabilities and Equity
Liabilities
Secured financing agreements, net	$2,846,350	$2,884,887
Collateralized loan obligation, net	808,311	803,376
Secured term loan, net	287,878	—
Convertible notes, net	140,115	139,075
Loan participations sold, net	66,226	64,966
Dividends payable	24,138	25,036
Accrued interest payable	7,586	6,686
Accounts payable, accrued expenses and other liabilities(C)	5,076	3,363
Due to affiliates	5,127	5,917
Total Liabilities	4,190,807	3,933,306

Commitments and Contingencies (Note 11)

Temporary Equity
Redeemable preferred stock	1,951	1,694

Permanent Equity
Preferred stock, 50,000,000 authorized 1 share with par value of $0.01 issued and outstanding as of September 30, 2020 and December 31, 2019)	—	—
Common stock, 300,000,000 authorized (55,491,405 and 57,486,583 shares with par value of $0.01 issued and outstanding as of September 30, 2020 and December 31, 2019, respectively)	555	575
Additional paid-in capital	1,170,110	1,165,995
Accumulated deficit	(70,559)	(8,594)
Repurchased stock, 3,900,326 and 1,862,689 shares repurchased as of September 30, 2020 and December 31, 2019, respectively	(60,999)	(35,958)
Total KKR Real Estate Finance Trust Inc. stockholders’ equity	1,039,107	1,122,018
Total Permanent Equity	1,039,107	1,122,018
Total Liabilities and Equity	$5,231,865	$5,057,018
(A)    Includes $12.0 million and $0.0 million held in collateralized loan obligation as of September 30, 2020 and December 31, 2019, respectively.
(B)    Includes $42.0 million and $0.0 million of loan repayment proceeds held by the servicer and receivable by the CLO as of September 30, 2020 and December 31, 2019, respectively.
(C)     Includes $1.4 million and $0.0 million of reserve for unfunded loan commitments as of September 30, 2020 and December 31, 2019, respectively.

See Notes to Condensed Consolidated Financial Statements.

KKR Real Estate Finance Trust Inc. and Subsidiaries

Condensed Consolidated Statements of Income (Unaudited)
(Amounts in thousands, except share and per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Net Interest Income
Interest income	$67,689	$74,223	$205,987	$201,918
Interest expense	28,832	45,596	98,477	117,527
Total net interest income	38,857	28,627	107,510	84,391
Other Income
(Loss) gain on sale of investments	—	(429)	—	(2,759)
Income (loss) from equity method investments	973	1,321	(631)	3,314
Change in net assets related to CMBS consolidated variable interest entities	—	544	—	1,665
Other income	102	853	658	2,006
Total other income (loss)	1,075	2,289	27	4,226

Operating Expenses
General and administrative	3,563	2,704	11,376	7,846
Provision for credit losses, net	(126)	—	53,782	—
Management fees to affiliate	4,223	4,280	12,740	12,855
Incentive compensation to affiliate	990	—	3,845	2,098
Total operating expenses	8,650	6,984	81,743	22,799

Income (Loss) Before Income Taxes, Preferred Dividends and Redemption Value Adjustment	31,282	23,932	25,794	65,818
Income tax expense	96	77	255	366
Net Income (Loss)	31,186	23,855	25,539	65,452
Preferred Stock Dividends and Redemption Value Adjustment	(165)	238	762	(251)
Net Income (Loss) Attributable to Common Stockholders	$31,351	$23,617	$24,777	$65,703

Net Income (Loss) Per Share of Common Stock
Basic	$0.56	$0.41	$0.44	$1.14
Diluted	$0.56	$0.41	$0.44	$1.14
Weighted Average Number of Shares of Common Stock Outstanding
Basic	55,491,405	57,420,140	56,107,765	57,406,802
Diluted	55,632,170	57,549,066	56,187,461	57,511,292

Dividends Declared per Share of Common Stock	$0.43	$0.43	$1.29	$1.29

See Notes to Condensed Consolidated Financial Statements.

KKR Real Estate Finance Trust Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Equity (Unaudited)
(Amounts in thousands, except share data)

	Permanent Equity								Temporary Equity
	KKR Real Estate Finance Trust Inc.
	Preferred Stock		Common Stock
	Shares	Stated Value	Shares	Par Value	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Repurchased Stock	Total KKR Real Estate Finance Trust Inc. Stockholders' Equity	Redeemable Preferred Stock
Balance at December 31, 2019	1	$—	57,486,583	$575	$1,165,995	$(8,594)	$(35,958)	$1,122,018	$1,694
Repurchase of common stock	—	—	(1,648,551)	—	—	—	(19,244)	(19,244)	—
Preferred dividends declared, per share	—	—	—	—	—	—	—	—	(178)
Common dividends declared, $0.43 per share	—	—	—	—	—	(24,010)	—	(24,010)	—
Adjustment of redeemable preferred stock to redemption value	—	—	—	—	—	(414)	—	(414)	414
Stock-based compensation	—	—	—	—	1,607	—	—	1,607	—
Cumulative-effect adjustment upon adoption of ASU 2016-13 (Note 2)	—	—	—	—	—	(15,009)	—	(15,009)	—
Net income (loss)	—	—	—	—	—	(34,750)	—	(34,750)	178
Balance at March 31, 2020	1	$—	55,838,032	$575	$1,167,602	$(82,777)	$(55,202)	$1,030,198	$2,108
Repurchase of common stock	—	—	(389,086)	(20)	—	—	(5,797)	(5,817)	—
Preferred dividends declared, per share	—	—	—	—	—	—	—	—	(168)
Adjustment of redeemable preferred stock to redemption value	—	—	—	—	—	(167)	—	(167)	167
Common dividends declared, $0.43 per share	—	—	—	—	—	(23,861)	—	(23,861)	—
Stock-based compensation	—	—	42,459	*	1,118	—	—	1,118	—
Net income (loss)	—	—	—	—	—	28,757	—	28,757	168
Balance at June 30, 2020	1	$—	55,491,405	$555	$1,168,720	$(78,048)	$(60,999)	$1,030,228	$2,275
Adjustment of redeemable preferred stock to redemption value	—	—	—	—	—	324	—	324	(324)
Preferred dividends declared, per share	—	—	—	—	—	—	—	—	(159)
Common dividends declared, $0.43 per share	—	—	—	—	—	(23,861)	—	(23,861)	—
Stock-based compensation	—	—	—	—	1,390	—	—	1,390	—
Net income (loss)	—	—	—	—	—	31,026	—	31,026	159
Balance at September 30, 2020	1	$—	55,491,405	$555	$1,170,110	$(70,559)	$(60,999)	$1,039,107	$1,951
* Rounds to zero.

	Permanent Equity								Temporary Equity
	KKR Real Estate Finance Trust Inc.
	Preferred Stock		Common Stock
	Shares	Stated Value	Shares	Par Value	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Repurchased Stock	Total KKR Real Estate Finance Trust Inc. Stockholders' Equity	Redeemable Preferred Stock
Balance at December 31, 2018	1	$—	57,596,217	$576	$1,163,845	$(225)	$(31,854)	$1,132,342	$2,846
Repurchase of common stock	—	—	(212,809)	(2)	—	—	(4,104)	(4,106)	—
Offering costs	—	—	—	—	(518)	—	—	(518)	—
Preferred dividends declared, per share	—	—	—	—	—	—	—	—	(161)
Common dividends declared, $0.43 per share	—	—	—	—	—	(24,761)	—	(24,761)	—
Adjustment of redeemable preferred stock to redemption value	—	—	—	—	—	618	—	618	(618)
Stock-based compensation	—	—	—	—	991	—	—	991	—
Net income (loss)	—	—	—	—	—	24,087	—	24,087	161
Balance at March 31, 2019	1	$—	57,383,408	$574	$1,164,318	$(281)	$(35,958)	$1,128,653	$2,228
Preferred dividends declared, per share	—	—	—	—	—	—	—	—	(165)
Common dividends declared, $0.43 per share	—	—	—	—	—	(24,688)	—	(24,688)	—
Adjustment of redeemable preferred stock to redemption value	—	—	—	—	—	197	—	197	(197)
Stock-based compensation	—	—	29,661	*	658	—	—	658	—
Net income (loss)	—	—	—	—	—	17,184	—	17,184	165
Balance at June 30, 2019	1	$—	57,413,069	$574	$1,164,976	$(7,588)	$(35,958)	$1,122,004	$2,031
Preferred dividends declared, per share	—	—	—	—	—	—	—	—	(167)
Common dividends declared, $0.43 per share	—	—	—	—	—	(24,692)	—	(24,692)	—
Adjustment of redeemable preferred stock to redemption value	—	—	—	—	—	(71)	—	(71)	71
Stock-based compensation	—	—	10,842	*	1,040	—	—	1,040	—
Net income (loss)	—	—	—	—	—	23,688	—	23,688	167
Balance at September 30, 2019	1	$—	57,423,911	$574	$1,166,016	$(8,663)	$(35,958)	$1,121,969	$2,102
* Rounds to zero.

See Notes to Condensed Consolidated Financial Statements.

KKR Real Estate Finance Trust Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Amounts in thousands)

	For the Nine Months Ended September 30,
	2020	2019
Cash Flows From Operating Activities
Net income (loss)	$25,539	$65,452
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of deferred debt issuance costs and discounts	16,720	12,475
Accretion of net deferred loan fees and discounts	(12,115)	(14,655)
Payment-in-kind interest	(2,360)	—
Loss (Gain) on sale of investment securities	—	2,759
(Income) Loss from equity method investments	3,255	(989)
Provision for credit losses, net	53,782	—
Stock-based compensation expense	4,371	3,075
Changes in operating assets and liabilities:
Accrued interest receivable, net	739	(1,563)
Other assets	(1,210)	233
Accrued interest payable	900	1,931
Accounts payable, accrued expenses and other liabilities	1,546	(456)
Due to affiliates	251	(17)
Net cash provided by (used in) operating activities	91,418	68,245

Cash Flows From Investing Activities
Proceeds from sales of commercial mortgage-backed securities	—	9,784
Proceeds from sale/syndication and principal repayments of commercial mortgage loans, held-for-investment	466,283	1,169,515
Origination of commercial mortgage loans, held-for-investment	(462,142)	(2,250,958)
Investment in commercial mortgage-backed securities, equity method investee	—	(6,245)
Net cash provided by (used in) investing activities	4,141	(1,077,904)

Cash Flows From Financing Activities
Proceeds from borrowings under secured financing agreements	970,580	2,745,759
Net proceeds from issuance of secured term loan	292,500	—
Payments of common stock dividends	(72,590)	(74,261)
Payments of preferred stock dividends	(546)	(499)
Principal repayments on borrowings under secured financing agreements	(1,016,543)	(1,660,814)
Payments of debt and collateralized debt obligation issuance costs	(8,689)	(6,911)
Payments of stock issuance costs	(157)	(1,138)
Payments to reacquire common stock	(25,061)	(4,106)
Tax withholding on stock-based compensation	(1,297)	(385)
Net cash provided by (used in) financing activities	138,197	997,645

Net Increase (Decrease) in Cash, Cash Equivalents	233,756	(12,014)
Cash, Cash Equivalents at Beginning of Period	67,619	86,531
Cash, Cash Equivalents at End of Period	$301,375	$74,517

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$78,717	$106,000
Cash paid during the period for income taxes	50	364

Supplemental Schedule of Non-Cash Investing and Financing Activities
Loan principal payments held by servicer	$42,000	$—
Dividend declared, not yet paid	24,138	24,972
Loan participations sold, net	—	(86,678)
Repayment of commercial loans, held for investment	—	86,678
Loan participations sold, net	—	65,798
Funding of commercial loans, held for investment	—	(65,798)
Deconsolidation of variable interest entities (assets and liabilities)	—	1,047,346

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

KREF has elected and intends to maintain its qualification to be taxed as a REIT under the requirements of the Internal Revenue Code of 1986, as amended (the "Internal Revenue Code"), for U.S. federal income tax purposes. As such, KREF will generally not be subject to U.S. federal income tax on that portion of its income that it distributes to stockholders if it distributes at least 90% of its REIT taxable income, determined without regard to the deduction for dividends paid and excluding any net capital gains. See Note 15 regarding taxes applicable to KREF.
KREF is externally managed by KKR Real Estate Finance Manager LLC ("Manager"), an indirect subsidiary of KKR & Co. Inc. (together with its subsidiaries, "KKR"), through a management agreement ("Management Agreement") pursuant to which the Manager provides a management team and other professionals who are responsible for implementing KREF’s business strategy, subject to the supervision of KREF’s board of directors. For its services, the Manager is entitled to management fees and incentive compensation, both defined in, and in accordance with the terms of, the Management Agreement (Note 13).

As of September 30, 2020, KKR beneficially owned 21,858,356 shares of KREF's common stock, of which 1,858,356 shares were held by KKR on behalf of a third-party investor.

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

Risks and Uncertainties — The outbreak of the coronavirus pandemic (“COVID-19”) around the globe continues to adversely impact global commercial activity and has contributed to significant volatility in financial markets. The impact of the outbreak has been rapidly evolving around the globe, with several countries taking drastic measures to limit the spread of the virus by instituting quarantines or lockdowns, imposing travel restrictions and limiting operations of non-essential offices and retail centers. Such actions are creating significant disruptions to global supply chains, increasing rates of unemployment and adversely impacting several industries, including but not limited to, airlines, hospitality, retail and the broader real estate industry.
The major disruption caused by COVID-19 significantly reduced economic activity in most of the United States resulting in a significant increase in unemployment claims and a significant decline in the U.S. Gross Domestic Product (“GDP”).

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

Variable Interest Entities — VIEs are entities (i) in which equity investors do not have an interest with the characteristics of a controlling financial interest, (ii) do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or (iii) established with non-substantive voting rights. A VIE is required to be consolidated only by its primary beneficiary, which is defined as the party that has the power to direct the activities of the VIE that most significantly impact the VIE's economic performance and that has the obligation to absorb losses of, or the right to receive benefits from, the VIE that could be potentially significant to the VIE (Note 9).

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

The collateral assets of the CLO, comprised of a pool of loan participations (Note 5) are included in “Commercial mortgage loans, held-for-investment, net” on the Condensed Consolidated Balance Sheets. The liabilities of KREF's consolidated CLO Issuers consist solely of obligations to the senior CLO noteholders, excluding subordinated CLO tranches held by KREF as such interests are eliminated in consolidation, are presented in “Collateralized loan obligation, net” in the Condensed Consolidated Balance Sheets. The collateral assets of the CLO can only be used to settle the obligations of the consolidated CLO. The interest income from the CLO collateral assets and the interest expense on the CLO liabilities are presented on a gross basis in “Interest income” and “Interest expense”, respectively, in KREF's Condensed Consolidated Statements of Income.

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

Management elected the fair value option for KREF's initial and subsequent recognition of the assets and liabilities of KREF's consolidated CMBS VIEs in order to provide users of the financial statements with better information regarding the effects of credit risk and other market factors on the CMBS beneficially held by KREF's stockholders. Since the changes in fair value include the interest income and interest expense associated with these CMBS VIEs, management does not consider the separate presentation of the components of fair value changes to be relevant. Management has elected to present these items in aggregate as "Other Income — Change in net assets related to CMBS consolidated variable interest entities" in the Condensed Consolidated Statements of Income; the residual difference between the fair value of the trust's assets and liabilities represents KREF's beneficial interest in the CMBS VIEs.

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

KREF derives the fair value of its Level 3 CMBS VIE assets from its Level 3 CMBS VIE liabilities, which management considers to possess more observable market value data than the CMBS VIE assets. See "— Fair Value — Valuation of CMBS Consolidated VIEs" for additional discussion regarding management's valuation of consolidated CMBS VIEs. During the three months ended September 30, 2019, KREF sold the remaining directly held CMBS investments, including an unrated tranche that represented the most subordinated tranche of the CMBS issued by that trust, including the controlling class. Accordingly, KREF deconsolidated the respective CMBS trust (Note 9).

Temporary Equity — KREF's Special Non-Voting Preferred Stock (“SNVPS”) became redeemable in the second quarter of 2018. As a result, starting with the second quarter of 2018, KREF adjusts the carrying value of the SNVPS to its redemption value quarterly. Accordingly, KREF adjusted the carrying value of the SNVPS to its redemption value of $2.0 million as of September 30, 2020, and recorded a ($0.3) million and $0.3 million non-cash redemption value adjustment to the SNVPS (“SNVPS Redemption Value Adjustment”) during the three and nine months ended September 30, 2020, respectively. Such adjustment is treated similar to a dividend on preferred stock for GAAP purposes, accordingly, the SNVPS Redemption Value Adjustment is therefore deducted from (or added back to) “Net Income (Loss)” to arrive at “Net Income (Loss) Attributable to Common Stockholders” on KREF's Condensed Consolidated Statements of Income.

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

Management determined that KREF's investment in the Manager is an interest in a VIE, however KREF is not the primary beneficiary. KREF does not have substantive participating or kick-out rights nor the power to direct activities and the obligation

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollars in tables in thousands, except per share amounts)
to absorb losses of the Manager that could be significant to the Manager. KREF accounts for its investment in the Manager using the equity method (Note 9).

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
Valuation Process — The Manager reviews the valuation of Level 3 financial instruments as part of KKR's quarterly process. As of September 30, 2020, KKR’s valuation process for Level 3 measurements, as described below, subjected valuations to the review and oversight of various committees. KKR has a global valuation committee assisted by the asset class-specific valuation committees, including a real estate valuation committee that reviews and approves all preliminary Level 3 valuations for real estate assets, including the financial instruments held by KREF. The global valuation committee is responsible for coordinating and implementing KKR’s valuation process to ensure consistency in the application of valuation principles across portfolio investments and between periods. All Level 3 valuations are also subject to approval by the global valuation committee.

Valuation of Commercial Mortgage Loans and Participation Sold — Management generally considers KREF's commercial mortgage loans Level 3 assets in the fair value hierarchy as such assets are illiquid, structured investments that are specific to the underlying property and its operating performance (Note 14). On a quarterly basis, management engages an independent valuation firm to estimate the fair value of each loan categorized as a Level 3 asset. Management reviews the quarterly loan valuation estimates provided by the independent valuation firm. These loans are generally valued using a discounted cash flow model using discount rates derived from observable market data applied to the capital structure of the respective sponsor and estimated property value. In the event that management's estimate of fair value differs from the fair value estimate provided by the independent valuation firm, KREF ultimately relies solely upon the valuation prepared by the investment personnel of the Manager.

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

Valuation of CMBS Consolidated VIEs — Management categorizes the financial assets and liabilities of the CMBS trusts that KREF consolidates as Level 3 assets and liabilities in the fair value hierarchy and has elected the fair value option for financial assets and liabilities of each CMBS trust. Management has adopted the measurement alternative included in Accounting Standards Update No. 2014-13, Measuring the Financial Assets and the Financial Liabilities of a Consolidated Collateralized Financing Entity ("ASU 2014-13"). Pursuant to ASU 2014-13, management measures both the financial assets and financial liabilities of the CMBS trusts consolidated by KREF using the fair value of the financial liabilities, which management considers more observable than the fair value of the financial assets. Accordingly, KREF presents the CMBS issued by a consolidated trust, but not beneficially owned by KREF's stockholders, as financial liabilities in KREF's condensed consolidated financial statements, measured at their estimated fair value; KREF measures the financial assets as the total estimated fair value of the CMBS issued by a consolidated trust, regardless of whether such CMBS represent interests beneficially owned by KREF's stockholders. Under the measurement alternative prescribed by ASU 2014-13, KREF's "Net Income (Loss)" reflects the economic interests in the consolidated CMBS beneficially owned by KREF's stockholders, presented as "Change in net assets related to CMBS consolidated variable interest entities" in the Condensed Consolidated Statements of Income, which includes applicable (i) changes in the fair value of CMBS beneficially owned by KREF, (ii) interest and servicing fees earned from the CMBS trust and (iii) other residual returns or losses of the CMBS trust, if any (Note 9).

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

See Note 14 for additional information regarding the valuation of KREF's financial assets and liabilities.

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

KREF must also maintain sufficient cash and cash equivalents to satisfy liquidity covenants related to its secured financing agreements. However, such amounts are not restricted from use in KREF's current operations, and KREF does not present these cash and cash equivalents as restricted. As of September 30, 2020 and December 31, 2019, KREF was required to maintain unrestricted cash and cash equivalents of at least $30.6 million and $33.4 million, respectively, to satisfy its liquidity covenants (Note 4).

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

In connection with KREF’s adoption of ASU 2016-13 on January 1, 2020, KREF implemented new processes including the utilization of loan loss forecasting models, updates to KREF's reserve policy documentation, changes to internal reporting processes and related internal controls. KREF has implemented loan loss forecasting models for estimating expected life-time credit losses, at the individual loan level, for its commercial mortgage loan portfolio. The CECL forecasting methods used by KREF include (i) a probability of default and loss given default method using underlying third-party CMBS/CRE loan database with historical loan losses from 1998 to 2020 and (ii) probability weighted expected cash flow method, depending on the type of loan and the availability of relevant historical market loan loss data. KREF might use other acceptable alternative approaches in the future depending on, among other factors, the type of loan, underlying collateral, and availability of relevant historical market loan loss data.
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

Secured Term Loan, Net — KREF records its secured term loan at its contractual amount, net of unamortized original issuance discount and deferred financing costs (Note 6) on its condensed consolidated balance sheet. Any original issuance discount or deferred financing costs are amortized through the maturity date of the secured term loan as additional non-cash interest expense.

Convertible Notes, Net — KREF accounts for its convertible debt with a cash conversion feature in accordance with ASC 470-20 “Debt with Conversion and Other Options” which requires the liability and equity components of convertible debt instruments that may be settled in cash upon conversion, including partial cash settlement, to be separately accounted for in a manner that reflects the issuer’s nonconvertible debt borrowing rate. The initial proceeds from the sale of convertible notes are allocated between a liability component and an equity component in a manner that reflects interest expense at the rate of similar nonconvertible debt that could have been issued at such time. The equity component represents the excess initial proceeds received over the fair value of the liability component of the notes as of the date of issuance. KREF measured the estimated fair value of the debt component of the 6.125% convertible senior notes due May 15, 2023 (“Convertible Notes”) as of the issuance date based on KREF’s nonconvertible debt borrowing rate. The equity component of the Convertible Notes is reflected within

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollars in tables in thousands, except per share amounts)
additional paid-in capital on the Condensed Consolidated Balance Sheets, and the resulting debt discount is amortized over the period during which such Convertible Notes are expected to be outstanding (through the maturity date) as additional non-cash interest expense using the interest method, or on a straight line basis when it approximates the interest method. The additional non-cash interest expense attributable to such convertible notes will increase in subsequent periods through the maturity date as the notes accrete to their par value over the same period (Note 7).

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

To the extent that a sale is not recognized under GAAP from the syndication, KREF does not derecognize the participation in the senior/whole loan that it sold. Instead, KREF recognizes a loan participation sold liability in an amount equal to the principal of the loan participation syndicated less any unamortized discounts or financing costs resulting from the syndication. KREF continues to recognize interest income on the entire senior loan, including the interest attributable to the loan participation sold, as well as interest expense on the loan participation sold liability (Note 8).

Other Assets and Accounts Payable, Accrued Expenses and Other Liabilities — As of September 30, 2020, other assets included $42.0 million of loan repayment proceeds held by the servicer and receivable by the CLO, $2.7 million of deferred financing costs related to KREF's Revolver (Note 4) and $0.7 million of prepaid expenses. As of December 31, 2019, other assets primarily included $2.4 million of deferred financing costs related to KREF's Revolver. As of September 30, 2020, accounts payable, accrued expenses and other liabilities consisted of $3.2 million of accrued expenses, $1.4 million of allowance for credit losses related to KREF's unfunded loan commitments and $0.5 million of good faith deposits. As of December 31, 2019, accounts payable, accrued expenses and other liabilities mainly consisted of $2.7 million of accrued expenses and $0.7 million of good faith deposits.

Dividends Payable — KREF accrues for dividends on its common stock and the redeemable preferred stock upon declaration of such dividends. In September 2020, KREF's board of directors declared a dividend of $0.43 per share of common stock to shareholders of record as of September 30, 2020, which was accrued in “Dividends payable” on KREF’s Condensed Consolidated Balance Sheet as of September 30, 2020 and was subsequently paid on October 15, 2020.

Special Non-Voting Preferred Stock — Equity instruments that are redeemable for cash or other assets are classified as temporary equity if the instrument is redeemable, at the option of the holder, at a fixed or determinable price on a fixed or determinable date or upon the occurrence of an event that is not solely within the control of the issuer. Redeemable equity instruments are initially carried at the fair value of the equity instrument at the issuance date, which is subsequently adjusted at each balance sheet date if the instrument is currently redeemable or probable of becoming redeemable. KREF accounted for the SNVPS as redeemable preferred stock since a third party holds a redemption option, exercisable after May 5, 2018, and such redemption is not solely within KREF's control. The SNVPS became redeemable in the second quarter of 2018. As a result, starting with the second quarter of 2018, KREF adjusts the carrying value of the SNVPS to its redemption value quarterly. Accordingly, KREF adjusted the carrying value of the SNVPS to its redemption value of $2.0 million as of September 30, 2020, and recorded a ($0.3) million and $0.3 million non-cash SNVPS Redemption Value Adjustment during the three and nine months ended September 30, 2020, respectively.

Repurchased Stock — KREF accounts for repurchases of its common stock based on the settlement date and presents repurchased stock in “Repurchased stock” on its Condensed Consolidated Balance Sheets (Note 10). Payments for stock repurchases that are not yet settled as of the reporting date are presented within “Other assets” on the Condensed Consolidated Balance Sheets. As of September 30, 2020, KREF did not retire any repurchased stock.

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

Other Income — KREF recognizes interest income earned on its cash balances and miscellaneous fee income in “Other income” on its Condensed Consolidated Statements of Income. Interest income on cash balances totaled $0.5 million and $1.5 million for the nine months ended September 30, 2020 and 2019, respectively.

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

If management deems that it is probable that KREF will be unable to collect all amounts owed according to the contractual terms of a loan, impairment of that loan is indicated. Management evaluates all available facts and circumstances that might impact KREF’s ability to collect outstanding loan balances when determining loan write-offs. These facts and circumstances may vary and may include, but are not limited to, (i) significant deterioration in the underlying collateral performance and/or value, if repayment is solely based on the collateral, (ii) correspondence from the borrower indicating that it does not intend to pay the contractual principal and interest, (iii) violation of multiple debt covenants without indication the borrower has the ability to remediate such violations, (iv) occurrence of one or more events of default by the borrower, or (v) KREF has sufficient information to determine that the borrower is insolvent, or the borrower has filed for bankruptcy, and the value of the underlying collateral is below the loan basis.

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

Management considers loans to be past due when a monthly payment is due and unpaid for 60 days or more. Loans are placed on nonaccrual status and considered non-performing when full payment of principal and interest is in doubt, which generally occurs when principal or interest is 120 days or more past due unless the loan is both well secured and in the process of collection. Interest received on loans placed on nonaccrual status are accounted for under the cost-recovery method, until qualifying for return to accrual. Management may return a loan to accrual status when repayment of principal and interest is reasonably assured under the terms of the restructured loan. During the three months ended June 30, 2020, management placed one mezzanine loan with an outstanding principal balance of $5.5 million on nonaccrual status and wrote off $4.7 million (the "Write-off") of the loan balance determined uncollectable (Note 3). As of September 30, 2020, no other loan was placed on nonaccrual status or otherwise considered past due.

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollars in tables in thousands, except per share amounts)
In certain circumstances, KREF may also modify the original terms of a loan agreement by granting a concession to a borrower experiencing financial difficulty. Such modifications are considered troubled debt restructurings (“TDR”) under GAAP and typically include interest rate reductions, payment extension and modification of loan covenants. KREF did not have any loan modifications accounted for as TDRs during the three and nine months ended September 30, 2020.

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

Management and Incentive Compensation to Affiliate — KREF expenses management fees and incentive compensation earned by the Manager on a quarterly basis in accordance with the Management Agreement (Note 13).

Income Taxes — Certain activities of KREF are conducted through joint ventures that are formed as limited liability companies, taxed as partnerships, and consolidated by KREF. Some of these joint ventures are subject to state and local income taxes, based on the tax jurisdictions in which they operate. In addition, certain activities of KREF are conducted through taxable REIT subsidiaries consolidated by KREF. Taxable REIT subsidiaries are subject to federal, state and local income taxes (Note 15).

As of September 30, 2020 and December 31, 2019, KREF did not have any material deferred tax assets or liabilities arising from future tax consequences attributable to differences between the carrying amounts of existing assets and liabilities in accordance with GAAP and their respective tax bases.

KREF recognizes tax benefits for uncertain tax positions only if it is more likely than not that the position is sustainable based on its technical merits. Interest and penalties on uncertain tax positions are included as a component of the provision for income taxes in KREF's Condensed Consolidated Statements of Income. As of September 30, 2020, KREF did not have any material uncertain tax positions.

Stock-Based Compensation

KREF's stock-based compensation consists of awards issued to employees of the Manager or its affiliates that vest over the life of the awards, as well as restricted stock units issued to certain members of KREF's board of directors. The Company recognizes the compensation cost of stock-based awards to its directors and employees of the Manager or its affiliates on a straight-line basis over the awards’ term at their grant date fair value. KREF accounts for forfeitures as they occur. Refer to Note 11 for additional information.

Earnings per Share

KREF presents basic and diluted earnings per share ("EPS"). Basic EPS, or Net Income (Loss) Per Share of Common Stock, Basic, is calculated by dividing Net Income (Loss) Attributable to Common Stockholders by the Basic Weighted Average Number of Shares of Common Stock Outstanding, for the period.

Diluted EPS, or Net Income (Loss) Per Share of Common Stock, Diluted, is calculated by starting with Basic EPS and adding the weighted average dilutive shares issuable from restricted stock units, computed using the treasury stock method, to the weighted average common shares outstanding in the denominator. Refer to Note 10 for additional discussion of earnings per share.

Recent Accounting Pronouncements

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides temporary optional expedients and exceptions to the US GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from LIBOR and other interbank offered rates to alternative reference rates. The guidance is effective upon issuance and generally may be elected over time through December 31, 2022. KREF has not adopted any of the optional expedients or exceptions through September 30, 2020, but will continue to evaluate the possible adoption of any such expedients or exceptions during the effective period as circumstances evolve.

In August 2020, the FASB issued ASU No. 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollars in tables in thousands, except per share amounts)
Contracts in an Entity’s Own Equity, which simplifies an issuer’s accounting for convertible instruments and its application of the derivatives scope exception for contracts in its own equity. The guidance also addresses how convertible instruments are accounted for in the diluted EPS calculation and requires enhanced disclosures about the terms of convertible instruments and contracts in an entity’s own equity. The guidance is effective for KREF in the first quarter of 2022. The guidance allows the use of a modified or full retrospective transition method. KREF is evaluating the impact of ASU 2020-06.

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollars in tables in thousands, except per share amounts)
Note 3. Commercial Mortgage Loans

The following table summarizes KREF's investments in commercial mortgage loans as of September 30, 2020 and December 31, 2019:

					Weighted Average
Loan Type	Outstanding Principal	Amortized Cost(A)	Carrying Value(B)	Loan Count	Floating Rate Loan %(C)	Coupon(C)	Life (Years)(D)
September 30, 2020
Loans held-for-investment
Senior loans(E)	$4,860,072	$4,839,875	$4,777,727	34	100.0%	4.8%	3.5
Mezzanine loans	61,400	56,099	55,512	3	91.0	10.0	3.8
	$4,921,472	$4,895,974	$4,833,239	37	99.9%	4.9%	3.5
December 31, 2019
Loans held-for-investment
Senior loans(E)	$4,919,298	$4,890,408	$4,890,408	37	100.0%	5.0%	4.1
Mezzanine loans	41,400	40,634	40,634	2	86.7	9.6	4.6
	$4,960,698	$4,931,042	$4,931,042	39	99.9%	5.1%	4.1
(A)    Amortized cost represents the outstanding principal of loan, net of applicable unamortized discounts, loan origination fees and write-off on uncollectable loan balances.
(B)    Carrying value represents the amortized cost of loan, net of applicable allowance for credit losses.
(C)    Average weighted by outstanding principal of loan. Weighted average coupon assumes the greater of applicable one-month LIBOR rates of 0.15% and 1.76% as of September 30, 2020 and December 31, 2019, respectively, or the applicable contractual LIBOR floor.
(D)    The weighted average life of each loan is based on the expected timing of the receipt of contractual principal repayments assuming all extension options are exercised by the borrower.
(E)    Senior loans may include accommodation mezzanine loans in connection with the senior mortgage financing. Also, includes vertical loan participations sold with a principal and a carrying value of $66.2 million as of September 30, 2020 and a principal and a carrying value of $65.0 million as of December 31, 2019, respectively. Includes CLO loan participations of $946.0 million and $1.0 billion as of September 30, 2020 and December 31, 2019, respectively.

Activity — For the nine months ended September 30, 2020, the loan portfolio activity was as follows:

	Amortized Cost	Allowance for Credit Losses	Carrying Amount
Balance at December 31, 2019	$4,931,042	$—	$4,931,042
Originations and future fundings, net(A)	462,142	—	462,142
Proceeds from sales and principal repayments(B)	(507,035)	—	(507,035)
Accretion of loan discount and other amortization, net(C)	12,115	—	12,115
PIK interest	2,360	—	2,360
Cumulative-effect adjustment upon adoption of ASU 2016-13	—	(13,909)	(13,909)
Provision for credit losses, net	—	(53,476)	(53,476)
Loan write-off	(4,650)	4,650	—
Balance at September 30, 2020	$4,895,974	$(62,735)	$4,833,239
(A)    Net of applicable premiums, discounts and deferred loan origination costs. Includes fundings on previously originated loans.
(B)    Includes $42.0 million of loan repayment proceeds held with the servicer as of September 30, 2020.
(C)    Includes accretion of applicable discounts, certain fees and deferred loan origination costs.

As of September 30, 2020 and December 31, 2019, there was $20.8 million and $29.7 million, respectively, of unamortized deferred loan fees and discounts included in commercial mortgage loans, held-for-investment, net in the Condensed Consolidated Balance Sheets. KREF recognized net accelerated fees expense of $0.4 million and $0.1 million during the three and nine months ended September 30, 2020, respectively. KREF recognized prepayment fee income and net accelerated fees income of $0.0 million and $0.3 million, respectively, during the three months ended September 30, 2019; and $0.2 million and $3.1 million, respectively, during the nine months ended September 30, 2019.

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollars in tables in thousands, except per share amounts)
During the nine months ended September 30, 2020, KREF entered into loan modifications that include, among other changes, incremental capital contributions from certain borrowers, repurposing of reserves, and a temporary partial deferral for a portion of the coupon as payment-in-kind interest (“PIK Interest”) due, which is capitalized, compounded, and added to the outstanding principal balance of the respective loans. These loan modifications were not considered TDRs under GAAP. As of September 30, 2020, three loan modifications included temporary PIK Interest provisions, with a total outstanding loan principal and net book value of $319.3 million and $309.5 million, respectively. Total PIK Interest of $1.4 million and $2.4 million were deferred and compounded into outstanding loan principal during the three and nine months ended September 30, 2020, respectively.

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

September 30, 2020					December 31, 2019
Risk Rating	Number of Loans	Net Book Value	Total Loan Exposure(A)	Total Loan Exposure %	Risk Rating	Number of Loans	Net Book Value	Total Loan Exposure(A)	Total Loan Exposure %
1	—	$—	$—	—%	1	1	$85,730	$86,000	1.7%
2	2	252,692	253,349	5.1	2	5	450,827	451,858	9.0
3	27	3,837,354	3,945,637	78.9	3	33	4,394,485	4,501,440	89.3
4	6	666,405	684,767	13.7	4	—	—	—	—
5	2	76,788	115,071	2.3	5	—	—	—	—
	37	$4,833,239	$4,998,824	100.0%		39	$4,931,042	$5,039,298	100.0%
(A)    In certain instances, KREF finances its loans through the non-recourse sale of a senior interest that is not included in the condensed consolidated financial statements. Total loan exposure includes the entire loan KREF originated and financed, including $143.6 million and $143.6 million of such non-consolidated interests, and excludes $66.2 million and $65.0 million vertical loan participation as of September 30, 2020 and December 31, 2019, respectively.

As of September 30, 2020, the average risk rating of KREF's portfolio was 3.1 (Average Risk), weighted by total loan exposure, as compared to 2.9 (Average Risk) as of December 31, 2019.

Loan Vintage — The following tables present the amortized cost of the loan portfolio at September 30, 2020, by KREF's internal risk rating and year of origination. The risk ratings are updated as of September 30, 2020.

September 30, 2020
			Amortized Cost by Year of Origination
Risk Rating	Number of Loans	Outstanding Principal	2020	2019	2018	2017	2016	2015	Total	Carrying Amount
Commercial Mortgage Loans
1	—	$—	$—	$—	$—	$—	$—	$—	$—	$—
2	2	253,349	—	61,114	—	191,770	—	—	252,884	252,692
3	27	3,868,285	201,314	2,496,189	1,152,974	—	—	—	3,850,477	3,837,354
4	6	684,767	101,497	76,050	336,361	168,318	—	—	682,226	666,405
5	2	115,071	—	—	—	—	—	110,387	110,387	76,788
	37	$4,921,472	$302,811	$2,633,353	$1,489,335	$360,088	$—	$110,387	$4,895,974	$4,833,239

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollars in tables in thousands, except per share amounts)
Allowance for Credit Losses — For the three months ended March 31, June 30 and September 30, 2020, respectively, the changes to allowance for credit losses were as follows:

	Commercial Mortgage Loans	Unfunded Loan Commitments	Total
Balance at December 31, 2019	$—	$—	$—
Cumulative-effect adjustment upon adoption of ASU 2016-13	13,909	1,100	15,009
Provision for credit losses, net	52,070	3,204	55,274
Balance at March 31, 2020	$65,979	$4,304	$70,283
Provision for credit losses, net	1,070	(2,436)	(1,366)
Write-offs charged	(4,650)	—	(4,650)
Balance at June 30, 2020	$62,399	$1,868	$64,267
Provision for credit losses, net	336	(462)	(126)
Balance at September 30, 2020	$62,735	$1,406	$64,141

The increase in the provision for credit losses during the three months ended March 31, 2020 of $55.3 million, compared to the January 1, 2020 cumulative-effect adjustment upon adoption of ASU 2016-13 of $15.0 million, was primarily attributable to the significant adverse change in the economic outlook due to the COVID-19 pandemic. In addition, the average risk ratings of KREF's loan portfolio increased from 2.9 as of December 31, 2019 to 3.0 as of March 31, 2020.

The decrease of $1.4 million in the provision for credit losses during the three months ended June 30, 2020 compared to the March 31, 2020 provision was primarily attributable to a slightly more stable macro-economic outlook based on improved observed economic data, which was substantially offset by higher credit loss provision on 4 and 5-rated loans.

While the Company observed better economic data and an improved economic outlook during the three months ended September 30, 2020, the provision for credit losses remained substantially consistent with the prior quarter due to higher credit loss provision on 4 and 5-rated loans.

Concentration of Credit Risk — The following tables present the geographies and property types of collateral underlying KREF's commercial mortgage loans as a percentage of the loans' principal amounts:

	September 30, 2020	December 31, 2019		September 30, 2020	December 31, 2019
Geography			Collateral Property Type
New York	21.9%	22.5%	Multifamily	51.8%	58.3%
Illinois	10.2	9.7	Office	30.5	25.5
Pennsylvania	9.5	9.2	Condo (Residential)	6.1	3.0
Virginia	8.4	8.2	Retail	4.4	4.7
Massachusetts	7.8	7.7	Hospitality	4.4	4.4
California	7.2	6.9	Industrial	1.4	2.8
Washington	6.9	6.9	Student Housing	1.4	1.3
Texas	6.3	2.5	Total	100.0%	100.0%
Florida	5.5	6.9
Minnesota	3.9	3.7
Colorado	3.4	2.8
Georgia	3.0	4.3
Oregon	2.2	2.5
Alabama	1.3	1.2
Washington D.C.	1.2	0.9
New Jersey	0.1	3.1
Other U.S.	1.2	1.0
Total	100.0%	100.0%

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollars in tables in thousands, except per share amounts)
Note 4. Debt Obligations

The following table summarizes KREF's secured master repurchase agreements and other financing arrangements in place as of September 30, 2020 and December 31, 2019:

	September 30, 2020											December 31, 2019
	Facility							Collateral				Facility
	Month Issued	Outstanding Principal	Carrying Value(A)	Maximum Facility Size	Final Stated Maturity	Weighted Average Funding Cost(B)	Weighted Average Life (Years) (B)	Outstanding Principal	Amortized Cost Basis	Carrying Value	Weighted Average Life (Years)(C)	Carrying Value(A)
Master Repurchase Agreements(D)
Wells Fargo(E)	Oct 2015	$414,259	$412,465	$1,000,000	Nov 2023	1.9%	2.2	$653,674	$650,349	$614,703	3.4	$464,933
Morgan Stanley(F)	Dec 2016	418,605	418,130	600,000	Dec 2022	2.7	1.8	568,280	565,407	564,251	4.2	392,279
Goldman Sachs(G)	Sep 2016	77,936	77,263	400,000	Oct 2023	3.1	2.2	161,024	161,020	158,588	2.1	223,867
Term Lending Agreement
KREF Lending V(H)	Jun 2019	900,000	899,031	900,000	Jun 2026	2.2	1.7	1,107,983	1,102,601	1,095,968	3.7	868,816
Warehouse Facility
HSBC Facility(I)	Mar 2020	—	(429)	500,000	Mar 2023	—	2.4	—	—	—	n.a	—
Asset Specific Financing
BMO Facility(J)	Aug 2018	60,000	59,709	300,000	n.a	2.0	3.3	76,000	75,692	73,142	3.4	141,120
Revolving Credit Agreement
Revolver(K)	Dec 2018	—	—	335,000	Dec 2023	—	3.2	n.a	n.a	n.a	n.a	—
Total / Weighted Average		$1,870,800	$1,866,169	$4,035,000		2.3%	1.9					$2,091,015
(A)    Net of $4.6 million and $9.5 million unamortized debt issuance costs as of September 30, 2020 and December 31, 2019, respectively.
(B)    Average weighted by the outstanding principal of borrowings. Funding cost includes deferred financing costs.
(C)    Average based on the fully extended loan maturity, weighted by the outstanding principal of the collateral.
(D)    Borrowings under these repurchase agreements are collateralized by senior loans, held-for-investment, and bear interest equal to the sum of (i) a floating rate index, equal to one-month LIBOR, or an index approximating LIBOR, and (ii) a margin, based on the collateral. As of September 30, 2020 and December 31, 2019, the percentage of the outstanding principal of the collateral sold and not borrowed under these repurchase agreements, or average "haircut" weighted by outstanding principal of collateral, was 34.1% and 27.4%, respectively (or 32.6% and 25.7%, respectively, if KREF had borrowed the maximum amount approved by its repurchase agreement counterparties as of such dates).
(E)    The current stated maturity date is November 2021, which does not reflect two, twelve-month facility term extensions available to KREF, which is contingent upon certain covenants and thresholds. As of September 30, 2020, the collateral-based margin was between 1.25% and 2.15%.
(F)    In February 2020, the Morgan Stanley repurchase agreement was amended to change the initial maturity to December 2020, with two one-year extension options upon giving written notice and another two one-year extension periods subject to approval by Morgan Stanley. KREF has the option to increase the facility amount to $750.0 million. As of September 30, 2020, the collateral-based margin was between 1.75% and 1.85%.
(G)    The facility capacity steps down to $240.0 million on October 30, 2020. In May 2020, the facility was amended to extend the current stated maturity date to October 30, 2021. In addition, KREF has the option to extend the maturity date to October 31, 2023 by (i) electing to permanently reduce the maximum advance rate for each pledged loan to the lesser of 65% or the advance rate in effect for such loan at October 30, 2021, and (ii) payment of the applicable contractual fee, subject to the satisfaction of certain conditions. As of September 30, 2020, the collateral-base margin was between 1.85% and 2.00%.
(H)    In June 2019, KREF entered into a Master Repurchase and Securities Contract Agreement (the "Term Lending Agreement") with Morgan Stanley Mortgage Capital Holdings LLC ("Administrative Agent"), as administrative agent on behalf of Morgan Stanley Bank, N.A. ("Initial Buyer"), which provides for current and future financings of up to $900.0 million on a non-mark-to-market basis. The Initial Buyer subsequently syndicated a portion of the facility to multiple financial institutions. As of September 30, 2020, the Initial Buyer held 22.2% of the total commitment under the facility. Borrowings under the Term Lending Agreement are collateralized by certain loans, held for investment, and bear interest equal to one-month LIBOR, plus a 1.9% margin. The Term Lending Agreement has an initial maturity of June 2021, subject to five one-year extension options, which may be exercised by KREF upon the satisfaction of certain customary conditions and thresholds.
(I)    In March 2020, KREF entered into a $500.0 million Loan and Security Agreement with HSBC Bank USA, National Association (“HSBC Facility”). The facility, which matures in March 2023, provides warehouse financing on a non-mark-to-market basis with partial recourse to KREF.
(J)    In August 2018, KREF entered into a $200.0 million loan financing facility with BMO Harris Bank ("BMO Facility"). The facility provides asset-based financing on a non-mark to market basis with matched-term up to five years with partial recourse to KREF. During May 2019, KREF increased the borrowing capacity to $300.0 million. As of September 30, 2020, the collateral-based margin was 1.70%.
(K)    In December 2018, KREF entered into a $100.0 million corporate revolving credit facility (“Revolver”) administered by Morgan Stanley Senior Funding, Inc. Additional lenders were added in 2019 and 2020, further increasing the borrowing capacity under the Revolver to $335.0 million as of September 30, 2020. The current stated maturity of the facility is December 2023. Borrowings under the facility bear interest at a per annum rate equal to the sum of (i) a floating rate index and (ii) a fixed margin. Borrowings under this facility are full recourse to certain guarantor wholly-owned subsidiaries of KREF. As of September 30, 2020, the carrying value excluded $2.7 million unamortized debt issuance costs presented within "Other assets" in KREF's Condensed Consolidated Balance Sheets.

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollars in tables in thousands, except per share amounts)
The preceding table excludes loan participations sold (Note 8).

As of September 30, 2020 and December 31, 2019, KREF had outstanding repurchase agreements and a Term Lending Agreement where the amount at risk with any individual counterparty, or group of related counterparties, exceeded 10.0% of KREF’s stockholders' equity. The amount at risk under these agreements is the net counterparty exposure, defined as the excess of the carrying amount (or market value, if higher than the carrying amount, for repurchase agreements) of the assets sold under agreement to repurchase, including accrued interest plus any cash or other assets on deposit to secure the repurchase obligation, over the amount of the repurchase liability, adjusted for accrued interest. The following table summarizes certain characteristics of KREF's repurchase agreements where the amount at risk with any individual counterparty, or group of related counterparties, exceeded 10.0% of KREF’s stockholders' equity as of September 30, 2020 and December 31, 2019:

	Outstanding Principal	Net Counterparty Exposure	Percent of Stockholders' Equity	Weighted Average Life (Years)(A)
September 30, 2020
Wells Fargo	$414,259	$202,268	19.5%	2.2
Morgan Stanley	418,605	147,218	14.2	1.8
Term Lending Agreement(B)	900,000	199,099	19.2	1.7
Total / Weighted Average	$1,732,864	$548,585	52.9%	1.9
December 31, 2019
Wells Fargo	$468,452	$178,827	15.9%	2.6
Morgan Stanley	394,499	136,764	12.2	2.5
Term Lending Agreement(B)	870,051	203,800	18.2	2.1
Total / Weighted Average	$1,733,002	$519,391	46.3%	2.4
(A)    Average weighted by the outstanding principal of borrowings under the secured financing agreement.
(B)    There were multiple counterparties to the Term Lending Agreement. Morgan Stanley Bank, N.A. represented 4.3% and 8.9% of the net counterparty exposure as a percent of stockholders' equity as of September 30, 2020 and December 31, 2019, respectively.

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

Term Loan Financing

In April 2018, KREF, through its consolidated subsidiaries, entered into a term loan financing agreement (“Term Loan Facility”) with third party lenders for an initial borrowing capacity of $200.0 million that was subsequently increased to $1.0 billion in October 2018. The facility provides asset-based financing on a non-mark-to-market basis with matched term up to five years and is non-recourse to KREF. Borrowings under the facility are collateralized by senior loans, held-for-investment, and bear interest equal to one-month LIBOR plus a margin. As of September 30, 2020, the weighted average margin and interest rate on the facility were 1.6% and 1.7%, respectively. As of December 31, 2019, the weighted average margin and interest rate on the facility were 1.5% and 3.2%, respectively. The following tables summarize our borrowings under the Term Loan Facility:

	September 30, 2020
Term Loan Facility	Count	Outstanding Principal	Amortized Cost	Carrying Value	Wtd. Avg. Yield/Cost(A)	Guarantee(B)	Wtd. Avg. Term(C)
Collateral assets	13	$1,191,725	$1,186,481	$1,179,982	L + 3.0%	n.a.	January 2024
Financing provided	n.a.	981,953	980,181	980,181	L + 1.9%	n.a.	January 2024

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

Activity — For the nine months ended September 30, 2020, the activity related to the carrying value of KREF’s secured financing agreements were as follows:

Secured Financing Agreements, Net
Balance as of December 31, 2019	$2,884,887
Principal borrowings	970,580
Principal repayments/sales/deconsolidation	(1,016,543)
Deferred debt issuance costs	(2,515)
Amortization of deferred debt issuance costs	9,941
Balance as of September 30, 2020	$2,846,350

Maturities — KREF’s secured financing agreements, term loan financing and other consolidated debt obligations in place as of September 30, 2020 had current contractual maturities as follows:

Year	Nonrecourse	Recourse(A)	Total
2020	$106,909	$35,636	$142,545
2021	734,051	64,306	798,357
2022	1,005,456	295,186	1,300,642
2023	356,741	32,142	388,883
2024	181,896	40,430	222,326
	$2,385,053	$467,700	$2,852,753
(A)    Except for the Revolver, which is full recourse, amounts borrowed subject to a maximum 25.0% recourse limit. The Revolver expires in December 2023.

Covenants — KREF is required to comply with customary loan covenants and event of default provisions related to its secured financing agreements and Revolver, including, but not limited to, negative covenants relating to restrictions on operations with respect to KREF’s status as a REIT, and financial covenants. Such financial covenants include an interest income to interest expense ratio covenant (1.5 to 1.0); a minimum consolidated tangible net worth covenant (75.0% of the aggregate cash proceeds of any equity issuances made and any capital contributions received by KREF and certain subsidiaries or up to approximately $880.2 million depending upon the facility); a cash liquidity covenant (the greater of $10.0 million or 5.0% of KREF's recourse indebtedness); and a total indebtedness covenant(1) (75.0% of KREF's total assets, net of VIE liabilities and non-recourse indebtedness). As of September 30, 2020 and December 31, 2019, KREF was in compliance with its financial debt covenants.

(1)    In July 2020, the Revolver credit agreement was amended to allow for incremental senior borrowings subject to a Senior Indebtedness covenant of 80% of KREF's total asset, net of Non-Recourse Indebtedness, as defined, and a Total Debt Incurrence covenant of 82% (ratio of KREF's Recourse Indebtedness, as defined, to KREF's total asset, net of Non-Recourse Indebtedness, as defined).

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

The following tables outline KREF 2018-FL1 collateral assets and respective borrowing as of September 30, 2020 and December 31, 2019:

	September 30, 2020
Collateralized Loan Obligation	Count	Outstanding Principal	Amortized Cost	Carrying Value	Wtd. Avg. Yield/Cost(B)	Wtd. Avg. Term(C)
Collateral assets(A)	19	$1,000,000	$1,000,000	$996,039	L + 2.8%	February 2024
Financing provided	1	810,000	808,311	808,311	L + 2.2%	June 2036

	December 31, 2019
Collateralized Loan Obligation	Count	Outstanding Principal	Amortized Cost	Carrying Value	Wtd. Avg. Yield/Cost(B)	Wtd. Avg. Term(C)
Collateral assets(A)	22	$1,000,000	$1,000,000	$1,000,000	L +2.8%	November 2023
Financing provided	1	810,000	803,376	803,376	L + 1.8%	June 2036
(A)Including $12.0 million cash held in CLO, and $42.0 million of loan repayment proceeds held by the servicer and receivable by the CLO as of September 30, 2020. Collateral loan assets represent 19.2% and 20.2% of the principal of KREF's commercial mortgage loans as of September 30, 2020 and December 31, 2019, respectively. As of September 30, 2020 and December 31, 2019, 100% of KREF loans financed through the CLO are floating rate loans.
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

The following table presents the KREF 2018-FL1 Assets and Liabilities included in KREF’s Condensed Consolidated Balance Sheets:

Assets	September 30, 2020	December 31, 2019
Cash	$12,000	$—
Commercial mortgage loans, held-for-investment	946,350	1,000,000
Less: Allowance for credit losses	(3,972)	—
Commercial mortgage loans, held-for-investment, net	942,378	1,000,000
Accrued interest receivable	2,803	3,280
Other assets(A)	42,168	5
Total	$999,349	$1,003,285
Liabilities
Collateralized loan obligation, net	$808,311	$803,376
Accrued interest payable	621	1,254
Accounts payable, accrued expenses and other liabilities	71	72
Total	$809,003	$804,702
(A)Includes $42.0 million of loan repayment proceeds held with the servicer and receivable by the CLO as of September 30, 2020.

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollars in tables in thousands, except per share amounts)
The following table presents the components of net interest income of KREF 2018-FL1 included in KREF’s Condensed Consolidated Statements of Income:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Net Interest Income
Interest income	$11,427	$12,908	$34,692	$41,496
Interest expense(A)	5,806	9,681	20,960	29,648
Net interest income	$5,621	$3,227	$13,732	$11,848
(A)Includes $1.7 million and $0.9 million of deferred financing costs amortization for the three months ended September 30, 2020 and 2019, respectively; and $5.0 million and $2.5 million of deferred financing costs amortization for the nine months ended September 30, 2020 and 2019, respectively. KREF's unamortized deferred financing costs related to KREF 2018-FL1 were $1.7 million, $6.6 million and $7.3 million, as of September 30, 2020, December 31, 2019 and September 30, 2019, respectively.

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollars in tables in thousands, except per share amounts)
Note 6. Secured Term Loan, Net

In September 2020, KREF entered into a $300.0 million secured term loan at a price of 97.5%, which bears interest at a per annum rate equal to one-month LIBOR plus a 4.75% margin, subject to a 1.0% LIBOR floor, payable quarterly beginning in December 2020. The secured term loan is partially amortizing, with an amount equal to 1.0% per annum of the principal balance due in quarterly installments starting March 31, 2021. The secured term loan matures on September 1, 2027 and contains restrictions relating to liens, asset sales, indebtedness, investments and transactions with affiliates. The secured term loan is secured by corporate level guarantees and does not include asset-based collateral.

Upon the execution of the secured term loan, KREF recorded a $7.5 million issuance discount and $4.8 million in issuance costs, inclusive of $1.1 million in arrangement and structuring fees paid to KKR Capital Markets ("KCM"), an affiliate of KREF.

The following table summarizes KREF’s secured term loan at September 30, 2020:

September 30, 2020
Principal amount	$300,000
Unamortized discount	(7,415)
Deferred financing costs	(4,707)
Carrying amount	$287,878

Covenants — KREF is required to comply with customary loan covenants and event of default provisions related to its secured term loan that include, but are not limited to, negative covenants relating to restrictions on operations with respect to KREF’s status as a REIT, and financial covenants. Such financial covenants include a minimum consolidated tangible net worth of $650.0 million and a maximum Total Debt to Total Assets ratio, as defined, of 83.3% (the “Leverage Covenant”). The tangible net worth and Leverage Covenants are effective as of the last day of each fiscal quarter commencing with the fiscal quarter ending March 31, 2021. KREF was in compliance with such covenants as of September 30, 2020.

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
Upon the issuance of the Convertible Notes, KREF recorded a $1.8 million discount based on the implied value of the conversion option and an assumed effective interest rate of 6.50%, as well as $5.1 million of initial issuance costs, inclusive of $0.8 million paid to an affiliate of KREF. Inclusive of the amortization of this discount and the issuance costs, KREF’s total cost of the May 2018 Convertible Notes issuance is 6.92% per annum.
The following table details our interest expense related to the Convertible Notes:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Cash coupon	$2,201	$2,201	$6,604	$6,603
Discount and issuance cost amortization	349	349	1,041	1,037
Total interest expense	$2,550	$2,550	$7,645	$7,640
The following table details the net book value of our Convertible Notes on our Condensed Consolidated Balance Sheets:

	September 30, 2020	December 31, 2019
Principal	$143,750	$143,750
Deferred financing costs	(2,690)	(3,460)
Unamortized discount	(945)	(1,215)
Net book value	$140,115	$139,075
Accrued interest payable for the Convertible Notes was $3.3 million and $1.1 million as of September 30, 2020 and December 31, 2019, respectively. Refer to Note 2 for additional discussion of our accounting policies for the Convertible Notes.

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollars in tables in thousands, except per share amounts)
Note 8. Loan Participations Sold

KREF finances certain loan investments through the syndication of a non-recourse, or limited-recourse, loan participation to unaffiliated third parties. In October 2019, KREF syndicated a $65.0 million vertical participation in one of its loan investments with a principal balance of $328.5 million to an unaffiliated third party, at par value. Such syndications did not qualify for "sale" accounting under GAAP and therefore are consolidated in KREF's condensed consolidated financial statements as of September 30, 2020 and December 31, 2019.
The following tables summarize the loan participation sold liabilities that KREF recognized since the corresponding syndications of the respective loan participations were not treated as "sales" as of September 30, 2020 and December 31, 2019:

	September 30, 2020
Loan Participations Sold	Count	Principal Balance	Amortized Cost	Carrying Value	Yield/Cost(A)	Guarantee	Term
Total loan	1	$336,753	$335,589	$334,312	L + 2.6%	n.a.	July 2024
Vertical loan participation(B)	1	66,248	66,226	66,226	L + 2.6%	n.a.	July 2024

	December 31, 2019
Loan Participations Sold	Count	Principal Balance	Amortized Cost	Carrying Value	Yield/Cost(A)	Guarantee	Term
Total loan	1	$328,500	$326,881	$326,881	L + 2.5%	n.a.	July 2024
Vertical loan participation(B)	1	65,000	64,966	64,966	L + 2.5%	n.a.	July 2024
(A)     Floating rate loans and related liabilities are indexed to one-month LIBOR. KREF's net interest rate exposure is in direct proportion to its interest in the net assets of the senior loan.
(B)    During the three months ended September 30, 2020 and 2019, KREF recorded $0.7 million and $0.0 million of interest income and $0.7 million and $0.0 million of interest expense, respectively; and during the nine months ended September 30, 2020 and 2019, KREF recorded $2.1 million and $0.0 million of interest income and $2.1 million and $0.0 million of interest expense, respectively, related to the vertical loan participation sold.

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

As of September 30, 2020, KREF held a 3.5% interest in RECOP I, an unconsolidated VIE of which KREF is not the primary beneficiary, at its fair value of $33.2 million. The aggregator vehicle in which KREF invests is controlled and advised by affiliates of the Manager. RECOP I primarily acquired junior tranches of CMBS newly issued by third parties. KREF will not pay any fees to RECOP I, but KREF bears its pro rata share of RECOP I's expenses. KREF reported its share of the net asset value of RECOP I in its Condensed Consolidated Balance Sheets, presented as “Equity method investments” and its share of net income, presented as “Income from equity method investments” in the Condensed Consolidated Statements of Income.

As of September 30, 2020, the non-voting limited liability company interests issued by the Manager, a VIE, and held by a Taxable REIT Subsidiary ("TRS") of KREF for the benefit of the holder of the SNVPS represented 4.7% of the Manager’s outstanding limited liability company interests (Note 10). KREF reported its interest in the Manager in its Condensed Consolidated Balance Sheets, presented as “Equity method investments” and its share of net income, presented as “Income from equity method investments” in the Condensed Consolidated Statements of Income.

CMBS — KREF beneficially owned and directly held CMBS with an unpaid principal balance and fair value of $34.9 million and $12.5 million, respectively, as of December 31, 2018. During the three months ended September 30, 2019, KREF sold its remaining directly held CMBS investments, comprised of (i) a controlling beneficial interest in a CMBS trust held and (ii) interest-only bonds, for $9.8 million, resulting in a net loss of $2.7 million, which is included in "Other Income - (Loss) gain on sale of investments" in the Condensed Consolidated Statements of Income. Consequently, KREF deconsolidated the respective CMBS trust upon sale.

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

KREF did not issue additional common stock between January 1, 2019 and September 30, 2020 other than related to the vesting of restricted stock units discussed below.

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

In connection with the capital commitments described above, third-party investors and certain current and former employees of, and non-employee consultants to, KKR were allocated non-voting limited liability company interests of the Manager. For each $100.0 million of KREF’s common stock acquired by investors through the private placement, the investors were allocated non-voting limited liability company interests, representing 6.67% of the Manager’s then-outstanding total limited liability company interests. Each investor was allocated its pro rata share of the non-voting limited liability company interests of the Manager based on the investor’s shares of KREF’s common stock.

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

As of September 30, 2020 and December 31, 2019, KKR beneficially owned 21,858,356 and 22,008,616 shares of KREF's common stock, of which 1,858,356 and 2,008,616 shares were held by KKR on behalf of a third-party investor (Note 1).

During the nine months ended September 30, 2020 and 2019, 42,459 and 40,503 shares of common stock were issued related to the vesting of restricted stock units. Upon any payment of shares as a result of restricted stock unit vesting, the related tax withholding obligation will generally be satisfied by KREF, reducing the number of shares to be delivered by a number of shares necessary to satisfy the related applicable tax withholding obligation. Refer to Note 11 for further detail.

Of the 59,391,731 common shares KREF issued, there were 55,491,405 common shares outstanding as of September 30, 2020, which includes 179,893 net shares of common stock issued in connection with vested restricted stock units and is net of 3,900,326 common shares repurchased as of September 30, 2020.

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

During the nine months ended September 30, 2020, KREF repurchased 2,037,637 shares of common stock at an average price per share of $12.27, for a total of $25.0 million. Payments for these shares are presented within “Payments to reacquire common stock” on the Condensed Consolidated Statements of Cash Flows.

At the Market Stock Offering Program — On February 22, 2019, KREF entered into an equity distribution agreement with certain sales agents, pursuant to which KREF may sell, from time to time, up to an aggregate sales price of $100.0 million of its common stock pursuant to a continuous offering program (the “ATM”). Sales of KREF’s common stock made pursuant to the ATM may be made in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933, as amended. The timing and amount of actual sales will depend on a variety of factors including market conditions, the trading price of KREF’s common stock, KREF’s capital needs, and KREF’s determination of the appropriate sources of funding to meet such needs. KREF did not sell any shares of its common stock under the ATM during the nine months ended September 30, 2020.

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollars in tables in thousands, except per share amounts)
Dividends — During the nine months ended September 30, 2020 and 2019, KREF's board of directors declared the following dividends on shares of its common stock and special voting preferred stock:

			Amount
Declaration Date	Record Date	Payment Date	Per Share	Total
2020
March 16, 2020	March 31, 2020	April 15, 2020	$0.43	$24,010
June 15, 2020	June 30, 2020	July 15, 2020	$0.43	$23,861
September 15, 2020	September 30, 2020	October 15, 2020	$0.43	$23,861
				$71,732
2019
March 18, 2019	March 29, 2019	April 12, 2019	$0.43	$24,761
June 14, 2019	June 28, 2019	July 15, 2019	$0.43	$24,688
September 13, 2019	September 30, 2019	October 16, 2019	$0.43	$24,692
				$74,141

Special Voting Preferred Stock — In March 2016, KREF issued one share of special voting preferred stock to KKR Fund Holdings L.P. ("KKR Fund Holdings") for $20.00 per share, which KKR Fund Holdings transferred to its subsidiary, KKR REFT Asset Holdings LLC. The holder of the special voting preferred stock has special voting rights related to the election of members to KREF's board of directors until KKR and its affiliates cease to own at least 25.0% of KREF's issued and outstanding common stock. KKR and its affiliates beneficially owned 21,858,356 and 22,008,616 shares of KREF's common stock, of which 1,858,356 and 2,008,616 shares were held on behalf of a third-party investor, representing 39.4% and 38.3% of KREF’s issued and outstanding common stock as of September 30, 2020 and December 31, 2019, respectively.

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

Dividends on the SNVPS are payable quarterly, and will accrue whether or not KREF has earnings, there are assets legally available for the payment of those dividends or those dividends have been declared. Any dividend payment made on the SNVPS shall first be credited against the earliest accumulated but unpaid dividend due with respect to the SNVPS. Upon redemption of the SNVPS or liquidation of KREF, the holder of the SNVPS is entitled to payment of $0.01 per share, together with any accumulated but unpaid preferred distributions, including respective call or put amounts, before any holder of junior security interests, which includes KREF's common stock. As KREF does not control the circumstances under which the holder of the SNVPS may redeem its interests, management considers the SNVPS as temporary equity (Note 2).

KREF will redeem the SNVPS at the option of the holder. Upon redemption, KREF will pay a price in cash equal to $0.01 per share of the SNVPS, together with any accumulated but unpaid preferred distributions, including respective call or put amounts, and the SNVPS will be canceled automatically and cease to be outstanding. Concurrently, upon redemption of the SNVPS, KKR Member will acquire from KREF TRS its respective Non-Voting Manager Units, resulting in a one-time gain, thus substantially eliminating the historical cumulative impact of the SNVPS redemption value adjustments recorded in KREF's permanent equity.

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollars in tables in thousands, except per share amounts)
Earnings (Loss) per Share — The following table illustrates the computation of basic and diluted earnings (loss) per share for the three and nine months ended September 30, 2020 and 2019:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Numerator
Net income (loss) attributable to common stockholders	$31,351	$23,617	$24,777	$65,703

Denominator
Basic weighted average common shares outstanding	55,491,405	57,420,140	56,107,765	57,406,802
Dilutive restricted stock units	140,765	128,926	79,696	104,490
Diluted weighted average common shares outstanding	55,632,170	57,549,066	56,187,461	57,511,292
Net income (loss) attributable to common stockholders, per:
Basic common share	$0.56	$0.41	$0.44	$1.14
Diluted common share	$0.56	$0.41	$0.44	$1.14

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollars in tables in thousands, except per share amounts)
Note 11. Stock-based Compensation

KREF is externally managed by the Manager and does not currently have any employees. However, as of September 30, 2020, certain individuals employed by the Manager and affiliates of the Manager, and certain members of KREF's board of directors were compensated, in part, through the issuance of stock-based awards.

As of September 30, 2020, KREF had restricted stock unit (“RSU”) awards outstanding under the KKR Real Estate Finance Trust Inc. 2016 Omnibus Incentive Plan that was adopted on February 12, 2016 and amended and restated on November 17, 2016 (the "Incentive Plan") to certain members of KREF’s board of directors and employees of the Manager or its affiliates, none of whom are KREF employees. RSUs awarded to employees of the Manager or its affiliates, generally vest over three consecutive one-year periods and awards to certain members of KREF's board of directors vest over a one-year period, pursuant to the terms of the respective award agreements and the terms of the Incentive Plan. RSU awards are not entitled to dividends until KREF issues shares of its common stock, which are issuable on a one-to-one basis upon the RSU award vesting.

The following table summarizes the activity in KREF’s outstanding RSUs and the weighted-average grant date fair value per RSU:

	Restricted Stock Units	Weighted Average Grant Date Fair Value Per RSU(A)
Unvested as of December 31, 2019	641,214	$20.02
Granted	18,052	14.40
Vested	(59,551)	20.42
Forfeited/ cancelled	(1,239)	19.26
Unvested as of September 30, 2020	598,476	$19.81
(A)The grant-date fair value is based upon the last sale price of KREF’s common stock at the date of grant.

KREF expects the unvested RSUs outstanding to vest during the following years:

Year	Restricted Stock Units
2020	231,875
2021	249,935
2022	116,666
Total	598,476

Upon adoption of ASU No. 2018-07 in June 2018, KREF recognizes the compensation cost of RSUs awarded to employees of the Manager, or one or more of its affiliates, on a straight-line basis over the awards’ term at their grant date fair value, consistent with the RSUs awarded to certain members of KREF's board of directors.

During the three and nine months ended September 30, 2020, KREF recognized $1.4 million and $4.4 million, respectively, of stock-based compensation expense included in “General and administrative” expense in the Condensed Consolidated Statements of Income. During the three and nine months ended September 30, 2019, KREF recognized $1.0 million and $3.1 million, respectively, of stock-based compensation expense. As of September 30, 2020, there was $7.2 million of total unrecognized stock-based compensation expense related to unvested share-based compensation arrangements. This cost is expected to be recognized over a weighted average period of 0.8 years.

Upon any payment of shares as a result of restricted stock unit vesting, the related tax withholding obligation will generally be satisfied by KREF, reducing the number of shares to be delivered by a number of shares necessary to satisfy the related applicable tax withholding obligation. The amount results in a cash payment related to this tax liability and a corresponding adjustment to additional paid-in capital in the Condensed Consolidated Statement of Changes in Stockholders' Equity. The adjustment was $0.3 million for the nine months ended September 30, 2020, and is included as a reduction of capital related to the KREF's equity incentive plan in the Condensed Consolidated Statement of Changes in Stockholders' Equity. KREF delivered 42,459 shares of common stock for 59,551 vested RSUs during the nine months ended September 30, 2020.

Refer to Note 13 for additional information regarding the Incentive Plan.

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollars in tables in thousands, except per share amounts)
Note 12. Commitments and Contingencies

As of September 30, 2020, KREF was subject to the following commitments and contingencies:

Litigation — From time to time, KREF may be involved in various claims and legal actions arising in the ordinary course of business. KREF establishes an accrued liability for legal proceedings only when those matters present loss contingencies that are both probable and reasonably estimable.

As of September 30, 2020, KREF was not involved in any material legal proceedings regarding claims or legal actions against KREF.

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

Capital Commitments — As of September 30, 2020, KREF had future funding requirements of $462.3 million related to its investments in commercial mortgage loans. These future funding commitments primarily relate to construction projects, capital improvements, tenant improvements and leasing commissions. Generally, funding commitments are subject to certain conditions that must be met, such as customary construction draw certifications, minimum credit metrics or executions of new leases before advances are made to the borrower.

In January 2017, KREF committed $40.0 million to invest in an aggregator vehicle alongside RECOP I. The two-year investment period for RECOP I ended in April 2019. As of September 30, 2020, KREF had a remaining commitment of $4.3 million to RECOP I.

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

Adjusted equity generally represents the proceeds received by KREF and its subsidiaries from equity issuances, without duplication and net of offering costs, and adjusted earnings, reduced by distributions, equity repurchases, and incentive compensation paid. Adjusted earnings generally represent the net income, or loss, attributable to equity interests in KREF and its subsidiaries, without duplication, as well as realized losses not otherwise included in such net income, or loss, excluding non-cash equity compensation expense, incentive compensation, depreciation and amortization and unrealized gains or losses, from and after the effective date to the end of the most recently completed calendar quarter. KREF's board of directors, after majority approval by independent directors, may also exclude one-time events pursuant to changes in GAAP and certain material non-cash income or expense items from adjusted earnings. For purposes of calculating incentive compensation, both adjusted equity and adjusted earnings exclude: (i) the effects of equity issued by KREF and its subsidiaries that provides for fixed distributions or other debt characteristics and (ii) unrealized provision for credit losses.

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

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollars in tables in thousands, except per share amounts)
No awards may be granted under the Incentive Plan on and after February 12, 2026. The Incentive Plan will continue to apply to awards granted prior to such date. During the nine months ended September 30, 2020, KREF granted 18,052 RSUs to KREF's directors. During the year ended December 31, 2019, KREF granted 362,832 RSUs to KREF's directors and employees of the Manager. As of September 30, 2020, 3,250,018 shares of common stock remained available for awards under the Incentive Plan.

Due to Affiliates — The following table contains the amounts presented in KREF's Condensed Consolidated Balance Sheets that it owes to affiliates:

	September 30, 2020	December 31, 2019
Management fees	$4,223	$4,280
Expense reimbursements and other	904	1,637
	$5,127	$5,917

Affiliates Expenses — The following table contains the amounts included in KREF's Condensed Consolidated Statements of Income that arose from transactions with the Manager:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Management fees	$4,223	$4,280	$12,740	$12,855
Incentive compensation	990	—	3,845	2,098
Expense reimbursements and other(A)	481	275	1,166	1,060
	$5,694	$4,555	$17,751	$16,013
(A)    KREF presents these amounts in "Operating Expenses — General and administrative" in its Condensed Consolidated Statements of Income. Affiliate expense reimbursements presented in the table above exclude the out-of-pocket amounts paid by the Manager to parties unaffiliated with the Manager on behalf of KREF, and for which KREF reimburses the Manager in cash. For the three and nine months ended September 30, 2020, these cash reimbursements totaled $0.8 million and $2.9 million, respectively; and for the three and nine months ended September 30, 2019, these cash reimbursements totaled $0.4 million and $1.5 million, respectively.

In connection with the Term Loan Facility (Note 4), KREF paid KKR Capital Markets or KCM, an affiliate of the Manager, a structuring fee equal to 0.75% of the respective committed loan advances, as defined. Such fees are capitalized as deferred financing cost and amortized to interest expense over the life of the facility. During the three and nine months ended September 30, 2020, KREF incurred $0.0 million, and during the three and nine months ended September 30, 2019, KREF incurred $0.0 million and $1.5 million, respectively; in structuring fees in connection with the facility.
In connection with the BMO Facility, and in consideration for structuring and sourcing this arrangement, KREF is obligated to pay KCM a structuring fee equal to 0.35% of the respective committed loan advances under the agreement. Such fees are capitalized as deferred financing cost and amortized to interest expense over the life of the facility. During the three and nine months ended September 30, 2020, KREF incurred $0.0 million; and during the three and nine months ended September 30, 2019, KREF incurred $0.0 million and $0.2 million, respectively, in structuring fees in connection with the facility.

In connection with the CLO issuance, and in consideration for its services as the co-placement agent, KREF incurred and paid KCM a $0.9 million placement agent fee equal to 0.105% of the CLO proceeds in the fourth quarter of 2018. The fee was capitalized as deferred financing cost and amortized to interest expense over the estimated life of the CLO.

In connection with the Revolver, and in consideration for structuring and sourcing this arrangement, KREF paid KCM a structuring fee equal to 0.75% of the aggregate amount of commitments first made available. The structuring fees are capitalized as deferred financing cost included within Other Assets in the Condensed Consolidated Balance Sheet and amortized to interest expense over the life of the Revolver. During the three and nine months ended September 30, 2020, KREF incurred $0.0 million and $0.6 million, respectively; and during the three and nine months ended September 30, 2019, KREF incurred $0.0 million and $1.1 million, respectively, in structuring fees in connection with the Revolver.

In connection with the ATM, KCM, in its capacity as one of the sales agents, will receive commissions for the shares of KREF’s common stock it sells. This amount is not to exceed, but may be less than, 2.0% of the gross sales price per share. KREF did not sell any shares under the ATM during the nine months ended September 30, 2020.

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollars in tables in thousands, except per share amounts)
In connection with the HSBC Facility, and in consideration for structuring and sourcing this arrangement, KREF is obligated to pay KCM a structuring fee equal to 0.25% of the respective committed loan advances under the agreement. Such fees are capitalized as deferred financing cost and amortized to interest expense over the lesser of the initial term of the loan or the facility. During the three and nine months ended September 30, 2020, KREF incurred and paid KCM $0.0 million and $0.1 million, respectively, in structuring fees in connection with the facility.

In connection with the secured term loan entered into in September 2020, and in consideration for structuring and arranging the loan, KREF paid KCM an arrangement and structuring fee equal to 0.37% of the principal amount of the secured term loan, which totaled $1.1 million. Such fee was capitalized as deferred financing cost and amortized to interest expense over the life of the secured term loan.

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollars in tables in thousands, except per share amounts)
Note 14. Fair Value of Financial Instruments

The carrying values and fair values of KREF’s financial assets and liabilities recorded at fair value on a recurring basis, as well as other financial instruments not carried at fair value, as of September 30, 2020 were as follows:

				Fair Value
	Principal Balance(A)	Amortized Cost(B)	Carrying Value(C)	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$301,375	$301,375	$301,375	$301,375	$—	$—	$301,375
Commercial mortgage loans, held-for-investment, net(D)	4,921,472	4,895,974	4,833,239	—	—	4,791,247	4,791,247
Equity method investments	33,468	33,468	33,468	—	—	33,468	33,468
	$5,256,315	$5,230,817	$5,168,082	$301,375	$—	$4,824,715	$5,126,090
Liabilities
Secured financing agreements, net	$2,852,753	$2,846,350	$2,846,350	$—	$—	$2,852,753	$2,852,753
Collateralized loan obligation, net	810,000	808,311	808,311	—	—	801,392	801,392
Secured term loan, net	300,000	287,878	287,878	—	297,939	—	297,939
Convertible notes, net	143,750	140,115	140,115	—	141,735	—	141,735
Loan participations sold, net	66,248	66,226	66,226	—	—	66,226	66,226
	$4,172,751	$4,148,880	$4,148,880	$—	$439,674	$3,720,371	$4,160,045
(A)    The principal balance of commercial mortgage loans excludes premiums and unamortized discounts.
(B)    The amortized cost of commercial mortgage loans is net of $4.7 million write-off on a mezzanine loan and $20.8 million unamortized origination discounts and deferred nonrefundable fees. The amortized cost of secured financing agreements is net of $6.4 million unamortized debt issuance costs. The amortized cost of collateralized loan obligations is net of $1.7 million unamortized debt issuance costs.
(C)    The carrying value of commercial mortgage loans is net of $62.7 million allowance for credit losses.
(D)    Includes $946.0 million of CLO loan participations as of September 30, 2020. Includes senior loans for which KREF syndicated a vertical loan participation that did not qualify for sale accounting under GAAP, with a carrying value and a fair value of $66.2 million as of September 30, 2020.

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

During the nine months ended September 30, 2020, KREF received a distribution of $2.6 million and recorded a loss of $1.4

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollars in tables in thousands, except per share amounts)
million related to its investment in RECOP I.

The following table contains the Level 3 inputs used to value assets and liabilities on a recurring and nonrecurring basis or where KREF discloses fair value as of September 30, 2020:

	Fair Value	Valuation Methodologies	Unobservable Inputs(A)	Weighted Average(B)	Range
Assets(C)
Commercial mortgage loans, held-for-investment(D)	$4,791,247	Discounted cash flow	Discount rate	4.6%	2.9% - 19.1%
	$4,791,247
Liabilities(E)
Collateralized loan obligation, net	$801,392	Discounted cash flow	Yield	2.1%	1.7% - 4.2%
	$801,392
(A)    An increase (decrease) in the valuation input results in a decrease (increase) in value.
(B)    Represents the average of the input value, weighted by the unpaid principal balance of the financial instrument.
(C)    KREF carries a $33.2 million investment in an aggregator vehicle alongside RECOP I (Note 9) at its pro rata share of the aggregator's net asset value, which management believes approximates fair value.
(D)    Commercial mortgage loans are generally valued using a discounted cash flow model using discount rate derived from relevant market indices and/or estimates of the underlying property's value.
(E)    Does not include $66.2 million of vertical loan syndication which was syndicated at par value and included in “Loan participation sold, net” on the Condensed Consolidated Balance Sheet.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets not measured at fair value on an ongoing basis but subject to fair value adjustments only in certain circumstances, such as when there is evidence of impairment, are measured at fair value on a nonrecurring basis. For commercial mortgage loans held-for-sale, KREF applies the lower of cost or fair value accounting and may be required, from time to time, to record a nonrecurring fair value adjustment. For commercial mortgage loans held-for-investment and preferred interest in joint venture held-to-maturity, KREF applies the amortized cost method of accounting, but may be required, from time to time, to record a nonrecurring fair value adjustment in the form of a valuation provision or impairment. KREF did not report any significant financial assets or liabilities at fair value on a nonrecurring basis as of September 30, 2020 or December 31, 2019.

Assets and Liabilities for Which Fair Value is Only Disclosed

KREF does not carry its secured financing agreements at fair value as management did not elect the fair value option for these liabilities. As of September 30, 2020, the fair value of KREF's financing facilities approximated their respective outstanding principal balances.

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

KREF consolidates subsidiaries that incur U.S. federal, state and local income taxes, based on the tax jurisdiction in which each subsidiary operates. During the nine months ended September 30, 2020 and 2019, KREF recorded a current income tax provision of $0.3 million and $0.4 million respectively, related to operations of its taxable REIT subsidiaries and various other state and local taxes. There were no deferred tax assets or liabilities as of September 30, 2020 and December 31, 2019.

As of September 30, 2020, tax years 2016 through 2019 remain subject to examination by taxing authorities.

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollars in tables in thousands, except per share amounts)
Note 16. Subsequent Events

The following events occurred subsequent to September 30, 2020:

Investing Activities

KREF originated the following loans:

Description/ Location	Property Type	Month Originated	Maximum Face Amount	Initial Face Amount Funded	Interest Rate (A)	Maturity Date(B)	LTV
Senior Loan, Arlington VA(C)	Multifamily	October 2020	$70,895	$68,000	L + 3.8%	October 2025	73%
Senior Loan, Denver CO(D)	Multifamily	October 2020	40,000	38,500	L + 3.6%	October 2024	49
Senior Loan, Oakland CA(E)	Office	October 2020	159,690	94,720	L + 4.3%	October 2025	65
Total/ Weighted Average			$270,585	$201,220	L + 4.1%		65%
(A)    Floating rate based on one-month USD LIBOR.
(B)    Maturity date assumes all extension options are exercised, if applicable.
(C)    The total whole loan maximum face amount is $141.8 million, co-originated and co-funded by KREF and a KKR fund on a pari passu basis. KREF's interest is 50% of the loan.
(D)    The total whole loan maximum face amount is $80.0 million, co-originated and co-funded by KREF and a KKR fund on a pari passu basis. KREF's interest is 50% of the loan.
(E)    The total whole loan maximum face amount is $509.9 million, co-originated and co-funded by KREF and a KKR fund, of which $280.0 million senior notes were concurrently syndicated to third party lenders. KREF's interest is 31% of the non-syndicated loan.

Funding of Previously Closed Loans

KREF funded approximately $14.4 million for previously closed loans.

Loan Repayments

KREF received approximately $64.7 million from loan repayments.

Corporate Activities

Dividends

In October 2020, KREF paid $23.9 million in dividends on its common stock, or $0.43 per share, with respect to the third quarter of 2020, to stockholders of record on September 30, 2020.

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

Our Manager

We are externally managed by our Manager, KKR Real Estate Finance Manager LLC, an indirect subsidiary of KKR & Co. Inc. KKR is a leading global investment firm with an over 40-year history of leadership, innovation, and investment excellence and has committed $400.0 million in equity capital to us. KKR manages multiple alternative asset classes, including private equity, real estate, energy, infrastructure and credit, with strategic manager partnerships that manage hedge funds. Our Manager manages our investments and our day-to-day business and affairs in conformity with our investment guidelines and other policies that are approved and monitored by our board of directors. Our Manager is responsible for, among other matters, (i) the selection, origination or purchase and sale of our portfolio investments, (ii) our financing activities and (iii) providing us with investment advisory services. Our Manager is also responsible for our day-to-day operations and performs (or causes to be performed) such services and activities relating to our investments and business and affairs as may be appropriate. Our investment decisions are approved by an investment committee of our Manager that is comprised of senior investment professionals of KKR, including senior investment professionals of KKR's global real estate group. For a summary of certain terms of the management agreement, see Note 13 to our condensed consolidated financial statements included in this Form 10-Q.

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

Earnings (Loss) Per Share and Dividends Declared

The following table sets forth the calculation of basic and diluted net income (loss) per share and dividends declared per share (amounts in thousands, except share and per share data):

	Three Months Ended
	September 30, 2020	June 30, 2020
Net income(A)	$31,351	$28,590
Weighted-average number of shares of common stock outstanding
Basic	55,491,405	55,491,937
Diluted	55,632,170	55,504,077
Net income per share, basic	$0.56	$0.52
Net income per share, diluted	$0.56	$0.52
Dividends declared per share	$0.43	$0.43
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

We believe providing Core Earnings on a supplemental basis to our net income as determined in accordance with GAAP is helpful to stockholders in assessing the overall performance of our business. Although pursuant to the Management Agreement with our Manager, we calculate the incentive compensation and base management fees due to our Manager using Core Earnings before incentive compensation, beginning with the first quarter of 2020, we revised our definition of Core Earnings for reporting purposes to be net of incentive compensation.

In addition, beginning with the fourth quarter of 2020, based on guidance from the SEC, we will no longer exclude the provision for credit losses from Core Earnings for reporting purposes. This reporting change will be reflected in our Annual Report on Form 10-K for the fiscal year ending December 31, 2020 and in all subsequent reporting periods.

Core Earnings should not be considered as a substitute for GAAP net income. We caution readers that our methodology for calculating Core Earnings may differ from the methodologies employed by other REITs to calculate the same or similar supplemental performance measures, and as a result, our reported Core Earnings may not be comparable to similar measures presented by other REITs.

We also use Core Earnings, (before incentive compensation payable to our Manager) to determine the management and incentive compensation we pay our Manager. For its services to KREF, our Manager is entitled to a quarterly management fee equal to the greater of $62,500 or 0.375% of a weighted average adjusted equity and quarterly incentive compensation equal to 20.0% of the excess of (a) the trailing 12-month Core Earnings over (b) 7.0% of the trailing 12-month weighted average adjusted equity (“Hurdle Rate”), less incentive compensation KREF already paid to the Manager with respect to the first three calendar quarters of such trailing 12-month period. The quarterly incentive compensation is calculated and paid in arrears with a three-month lag.

The following table provides a reconciliation of GAAP net income attributable to common stockholders to Core Earnings (amounts in thousands, except share and per share data):

	Three Months Ended
	September 30, 2020	June 30, 2020
Net Income (Loss) Attributable to Common Stockholders	$31,351	$28,590
Adjustments
Non-cash equity compensation expense	1,390	1,374
Unrealized (gains) or losses(A)	(178)	973
Provision for credit losses, net	(126)	(1,366)
Mezzanine loan write-off	—	(4,650)
Non-cash convertible notes discount amortization	91	90
Core Earnings	$32,528	$25,011
Weighted average number of shares of common stock outstanding
Basic	55,491,405	55,491,937
Diluted(B)	55,632,170	55,504,077
Core Earnings per Diluted Weighted Average Share	$0.58	$0.45

(A)    Includes ($0.3) million non-cash redemption value adjustment of our Special Non-Voting Preferred Stock, and $0.1 million of unrealized mark-to-market adjustment to our RECOP I's underlying CMBS investments for the three months ended September 30, 2020. Includes $0.2 million non-cash redemption value adjustment of our Special Non-Voting Preferred Stock and $0.8 million of unrealized mark-to-market adjustment to our RECOP I's underlying CMBS investments for the three months ended June 30, 2020.
(B)    Includes 140,765 and 12,140 dilutive restricted stock units for the three months ended September 30, 2020 and June 30, 2020, respectively.

Book Value per Share

We believe that book value per share is helpful to stockholders in evaluating the growth of our company as we have scaled our equity capital base and continue to invest in our target assets. The following table calculates our book value per share of common stock (amounts in thousands, except share and per share data):

	September 30, 2020	December 31, 2019
KKR Real Estate Finance Trust Inc. stockholders' equity	$1,039,107	$1,122,018
Shares of common stock issued and outstanding at period end	55,491,405	57,486,583
Book value per share of common stock	$18.73	$19.52

Book value per share as of September 30, 2020 includes the impact of an estimated CECL credit loss allowance of $64.1 million, or ($1.16) per common share, and a $4.7 million, or ($0.08) per common share, write-off on a $5.5 million mezzanine loan. See Note 2 — Summary of Significant Accounting Policies, to our condensed consolidated financial statements for the period ended September 30, 2020 for detailed discussion of allowance for credit losses.

In addition, book value per share includes the impact of a ($0.3) million, or $0.01 per common share, non-cash redemption value adjustment to our redeemable Special Non-Voting Preferred Stock (“SNVPS”) for the three months ended September 30, 2020, resulting in a cumulative (since issuance of the SNVPS) decrease of $2.0 million, or ($0.04) per common share to our book value (“SNVPS Cumulative Impact”) as of September 30, 2020. Upon redemption of the SNVPS, our book value will increase as a result of a one-time gain, thus substantially eliminating the SNVPS Cumulative Impact on our book value. See Note 10 — Equity, to our condensed consolidated financial statements, for detailed discussion of the SNVPS.

Our Portfolio

We have established a $5,034.5 million portfolio of diversified investments, consisting primarily of performing senior loans as of September 30, 2020.

Our loan portfolio is 99.9% performing as of September 30, 2020. During the three months ended September 30, 2020 and the month ending October 31, 2020, we collected 99.8% and 99.7% of interest payments due on our loan portfolio, respectively. During the nine months ended September 30, 2020, we wrote off $4.7 million on a $5.5 million mezzanine loan against the allowance for credit losses. As of September 30, 2020, the average risk rating of our loan portfolio was 3.1 (Average Risk), weighted by total loan exposure. As of September 30, 2020, 84% of our loans, based on total loan exposure, was risk-rated 3 or lower. As of September 30, 2020, the average loan size in our loan portfolio was $135.1 million and multifamily and office loans comprised 83% of our loan portfolio, while hospitality and retail loans comprised 8% of the portfolio.

As we continue to scale our loan portfolio, we expect that our originations will continue to be heavily weighted toward floating-rate loans. As of September 30, 2020, 99.9% of our loans by total loan exposure earned a floating rate of interest and 98% of our portfolio is subject to a LIBOR floor of 0.95% or higher and 79% of our portfolio is subject to a LIBOR floor of 1.5% or higher. We expect the majority of our future investment activity to focus on originating floating-rate senior loans that we finance with our repurchase and other financing facilities, with a secondary focus on originating floating-rate loans for which we syndicate a senior position and retain a subordinated interest for our portfolio. As of September 30, 2020, our portfolio did not contain any legacy assets that were originated prior to October 2014. As of September 30, 2020, all of our investments were located in the United States. The following charts illustrate the diversification and composition of our loan portfolio, based on type of investment, interest rate, underlying property type, geographic location, vintage and LTV as of September 30, 2020(A):

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

The following table details our quarterly loan activity (dollars in thousands):

	Three Months Ended
	September 30, 2020	June 30, 2020	March 31, 2020	December 31, 2019
Loan originations	$—	$—	$352,500	$764,089
Loan fundings(A)	$50,577	$77,818	$337,055	$619,748
Loan repayments/syndications(B)	(274,311)	(54,419)	(179,553)	(765,418)
Net fundings	(223,734)	23,399	157,502	(145,670)
PIK interest	1,433	926	—	—
Total activity	$(222,301)	$24,325	$157,502	$(145,670)
(A)    Includes initial funding of new loans and additional fundings made under existing loans. Excludes fundings on loan participations sold.
(B)    Includes $1.2 million and $65.0 million of proceeds from syndication of vertical participation during the three months ended September 30, 2020 and December 31, 2019, respectively, which did not qualify for sale accounting for GAAP purposes.

The following table details overall statistics for our loan portfolio as of September 30, 2020 (dollars in thousands):

		Total Loan Exposure(A)
	Balance Sheet Portfolio	Total Loan Portfolio	Floating Rate Loans	Fixed Rate Loans
Number of loans	37	37	36	1
Principal balance	$4,921,472	$4,998,824	$4,993,324	$5,500
Amortized cost	$4,895,974	$4,973,326	$4,972,476	$850
Unfunded loan commitments(B)	$462,282	$462,282	$462,282	$—
Weighted-average cash coupon(C)	4.9%	4.8%	L + 3.0%	11.0%
Weighted-average all-in yield(C)	5.1%	5.1%	L + 3.2%	11.0%
Weighted-average maximum maturity (years)(D)	3.5	3.5	3.5	4.8
LTV(E)	66%	66%	66%	71%
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
(C)     As of September 30, 2020, 100.0% of floating rate loans by principal balance are indexed to one-month USD LIBOR. In addition to cash coupon, all-in yield includes the amortization of deferred origination fees, loan origination costs and purchase discounts. Cash coupon and all-in yield for the total portfolio assume applicable floating benchmark rates as of September 30, 2020. L = the greater of one-month USD LIBOR; spot rate of 0.15%, and the applicable contractual LIBOR floor, included in portfolio-wide averages represented as fixed rates. Does not factor in prepayment fee income that might be earned upon prepayment.
(D)     Maximum maturity assumes all extension options are exercised by the borrower; however, our loans may be repaid prior to such date. As of September 30, 2020, based on total loan exposure, 48.4% of our loans were subject to yield maintenance or other prepayment restrictions and 51.6% were open to repayment by the borrower without penalty.
(E)     Loan-to-value ratio ("LTV") is generally based on the initial loan amount divided by the as-is appraised value as of the date the loan was originated or by the current principal amount as of the date of the most recent as-is appraised value.

The table below sets forth additional information relating to our portfolio as of September 30, 2020 (dollars in millions):

	Investment(H)	Investment Date	Committed Principal Amount	Current Principal Amount	Net Equity(B)	Location	Property Type	Coupon(C)(D)	Max Remaining Term (Years)(C)(E)	Loan Per SF / Unit / Key	LTV(C)(F)	Risk Rating
	Senior Loans(A)
1	Senior Loan	5/22/2019	$386.0	$379.0	$96.1	Brooklyn, NY	Multifamily	L + 2.7%	3.7	$442,278 / unit	51%	3
2	Senior Loan	6/28/2019	340.0	334.6	73.4	Chicago, IL	Multifamily	L + 2.8	5.8	$418,289 / unit	75	3
3	Senior Loan	6/28/2019	278.8	270.5	70.9	Arlington, VA	Multifamily	L + 2.6	3.8	$243,698 / unit	70	3
4	Senior Loan	12/20/2018	234.5	196.5	39.3	New York, NY	Condo (Residential)	L + 3.6	3.3	$1,227 / SF	71	4
5	Senior Loan	5/23/2018	227.3	207.3	37.2	Boston, MA	Office	L + 2.4	2.7	$447 / SF	68	3
6	Senior Loan	2/6/2020	226.5	182.8	31.6	Plano, TX	Office	L + 2.7	4.4	$197 / SF	64	3
7	Senior Loan	5/31/2019	216.5	208.5	35.3	Various	Multifamily	L + 3.5	3.7	$194,882 / unit	74	3
8	Senior Loan	11/13/2017	194.4	191.8	35.2	Minneapolis, MN	Office	L + 3.8	2.2	$180 / SF	63	2
9	Senior Loan	6/6/2019	186.0	179.5	35.4	Chicago, IL	Multifamily	L + 2.7	3.7	$364,837 / unit	74	3
10	Senior Loan	8/13/2019	185.0	169.4	48.1	Denver, CO	Multifamily	L + 2.8	3.9	$285,202 / unit	64	3
11	Senior Loan	11/15/2019	183.3	161.1	44.7	Irvine, CA	Office	L + 2.9	4.1	$264 / SF	66	3
12	Senior Loan	4/11/2019	182.6	154.4	24.9	Philadelphia, PA	Office	L + 2.6	3.6	$219 / SF	65	3
13	Senior Loan	12/20/2019	175.5	59.2	18.2	Washington, D.C.	Office	L + 3.4	4.3	$290 / SF	58	3
14	Senior Loan	9/13/2018	172.0	168.0	30.0	Seattle, WA	Office	L + 3.8	3.0	$490 / SF	62	3
15	Senior Loan	7/15/2019	170.0	131.2	21.9	Chicago, IL	Office	L + 3.3	3.9	$126 / SF	59	3
16	Senior Loan	6/19/2018	165.0	164.1	36.4	Philadelphia, PA	Office	L + 2.5	2.8	$169 / SF	71	3
17	Senior Loan	12/5/2018	163.0	148.0	23.2	New York, NY	Multifamily	L + 2.6	3.2	$556,391 / unit	67	3
18	Senior Loan	11/9/2018	151.2	141.2	28.5	Fort Lauderdale, FL	Hospitality	L + 2.9	3.2	$407,993 / key	62	4
19	Senior Loan	12/19/2019	147.0	102.2	25.1	Various	Retail	L + 2.6	4.9	$76 / SF	55	3
20	Senior Loan	3/29/2019	138.0	137.0	22.2	Boston, MA	Multifamily	L + 2.7	3.5	$351,282 / unit	63	3
21	Senior Loan	11/7/2018	135.0	131.6	21.0	West Palm Beach, FL	Multifamily	L + 2.9	3.1	$162,108 / unit	73	3
22	Senior Loan	10/26/2015	109.6	109.6	89.5	Portland, OR	Retail	L + 5.5	0.1	$101 / SF	61	5
23	Senior Loan	2/3/2020	102.3	102.3	20.8	San Diego, CA	Multifamily	L + 3.3	4.4	$442,965 / unit	71	4
24	Senior Loan	8/4/2017	101.7	101.7	67.8	New York, NY	Condo (Residential)	L + 4.7	1.0	$1,720/SF (I)	53	4
25	Senior Loan	10/15/2019	93.4	69.6	17.2	State College, PA	Student Housing	L + 2.7	4.1	$54,762 / bed	64	3
26	Senior Loan	9/7/2018	92.3	92.3	16.8	Seattle, WA	Multifamily	L + 2.6	2.9	$515,571 / unit	76	3
27	Senior Loan	12/11/2019	91.0	91.0	19.0	Los Angeles, CA	Multifamily	L + 2.8	2.3	$421,296 / unit	72	3
28	Senior Loan	3/29/2018	86.0	86.0	14.5	New York, NY	Multifamily	L + 2.6	2.5	$462,366 / unit	48	3
29	Senior Loan	3/20/2018	80.7	80.7	14.6	Seattle, WA	Office	L + 3.6	2.5	$473 / SF	61	3
30	Senior Loan	10/30/2018	77.0	77.0	13.0	Philadelphia, PA	Multifamily	L + 2.7	3.1	$150,980 / unit	73	3
31	Senior Loan	1/18/2019	76.4	76.4	16.0	Brooklyn, NY	Hospitality	L + 2.9	3.4	$389,578 / key	69	4
32	Senior Loan	12/23/2019	73.9	73.0	11.9	Herndon, VA	Multifamily	L + 2.5	4.3	$248,395 / unit	72	3
33	Senior Loan	7/21/2017	70.1	66.7	66.6	Queens, NY	Industrial	L + 3.0	1.8	$117 / SF	64	4
34	Senior Loan	9/12/2019	67.5	67.5	12.4	Austin, TX	Multifamily	L + 2.5	4.0	$190,678 / unit	75	3
35	Senior Loan	8/9/2019	61.5	61.5	11.3	Atlanta, GA	Multifamily	L + 3.0	3.9	$170,833 / unit	74	2
	Total/Weighted Average Senior Loans Unlevered		$5,441.0	$4,973.2	$1,190.0			L + 3.0%	3.5		66%	3.1
	Mezzanine Loans
1	Mezzanine	1/27/2020	20.0	20.0	19.9	Westbury, NY	Multifamily	L + 9.0	3.8	$464,135 / unit	66	3
2	Mezzanine(J)	6/19/2015	5.5	5.5	0.9	Various	Retail	11.0%	4.8	$45 / SF	71	5
	Total/Weighted Average Mezzanine Loans Unlevered		$25.5	$25.5	$20.8			11.0	4.0		67%	3.4
	CMBS B-Pieces
1	RECOP I(G)	2/13/2017	40.0	35.7	35.7	Various	Various	4.8	8.7		58
	Total/Weighted Average CMBS B-Pieces Unlevered		$40.0	$35.7	$35.7			4.8%	8.7		58%

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
(D)    L = the greater of one-month USD LIBOR; spot rate of 0.15%, and the applicable contractual LIBOR floor, included in portfolio-wide averages represented as fixed rates.
(E)    Max remaining term (years) assumes all extension options are exercised, if applicable.
(F)    For senior loans, LTV is based on the initial loan amount divided by the as-is appraised value as of the date the loan was originated or by the current principal amount as of the date of the most recent as-is appraised value; for Senior Loan 4, LTV is based on the initial loan amount divided by the appraised bulk sale value assuming a condo-conversion and no renovation; for Senior Loan 24, LTV is based on the current principal amount divided by the adjusted appraised gross sellout value net of sales cost; for mezzanine loans, LTV is based on the current balance of the whole loan dividend by the as-is appraised value as of the date the loan was originated; for RECOP I CMBS B-Pieces, LTV is based on the weighted average LTV of the underlying loan pool at issuance.
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
(I)    For Senior Loan 24, Loan per SF of $1,720 is based on the allocated loan amount of the residential units. Excluding the value of the retail and parking components of the collateral, the Loan per SF is $2,018 based on allocating the full amount of the loan to only the residential units.
(J)    For Mezzanine Loan 2, Current Principal Amount is gross of $4.7 million write-off (of amortized cost).

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

During the nine months ended September 30, 2020, we entered into loan modifications that include, among other changes, incremental capital contributions from certain borrowers, repurposing of reserves, and a temporary partial deferral for a portion of the coupon as payment-in-kind interest (“PIK Interest”) due, which is capitalized, compounded, and added to the outstanding principal balance of the respective loans. These loan modifications were not considered TDRs under GAAP. As of September 30, 2020, three loan modifications included temporary PIK Interest provisions, with a total outstanding loan principal and net book value of $319.3 million and $309.5 million, respectively. Total PIK Interests of $1.4 million and $2.4 million were deferred and compounded into outstanding loan principals during the three and nine months ended September 30, 2020, respectively.

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

As of September 30, 2020, the average risk rating of KREF's portfolio was 3.1 (Average Risk), weighted by total loan exposure, as compared to 3.1 (Average Risk) as of June 30, 2020.

September 30, 2020					June 30, 2020
Risk Rating	Number of Loans	Net Book Value	Total Loan Exposure(A)(B)	Total Loan Exposure %	Risk Rating	Number of Loans	Net Book Value	Total Loan Exposure(A)(B)	Total Loan Exposure %
1	—	$—	$—	—%	1	2	$159,131	$159,348	3.1%
2	2	252,692	253,349	5.1	2	2	249,816	250,695	4.8
3	27	3,837,354	3,945,637	78.9	3	27	3,845,141	3,966,103	76.0
4	6	666,405	684,767	13.7	4	7	796,194	839,479	16.0
5	2	76,788	115,071	2.3	5	1	850	5,500	0.1
	37	$4,833,239	$4,998,824	100.0%		39	$5,051,132	$5,221,125	100.0%

(A)    Excludes $66.2 million and $65.0 million vertical loan syndication as of September 30, 2020 and June 30, 2020, respectively.
(B)    In certain instances, we finance our loans through the non-recourse sale of a senior interest that is not included in our condensed consolidated financial statements. Total loan exposure includes the entire loan we originated and financed, including $143.6 million of such non-consolidated interests as of September 30, 2020 and June 30, 2020, respectively.

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

Portfolio Financing

Our portfolio financing arrangements include term loan financing, term lending agreement, collateralized loan obligations, secured term loan, warehouse facility, asset specific financing, non-consolidated senior interest (collectively “Non-Mark-to-Market Financing Sources”), master repurchase agreements, and loan participations sold.

Our Non-Mark-to-Market Financing Sources, which accounted for 78% of our total secured financing (excluding our corporate revolver) as of September 30, 2020, are not subject to credit or capital markets mark-to-market provisions. The remaining 22% of our secured borrowings, which is primarily comprised of three master repurchase agreements, are only subject to credit marks.

The Company continues to expand and diversify its financing sources, especially those sources that provide non-mark-to-market financing, reducing our exposure to market volatility. Our Non-Mark-to-Market Financing Sources as of September 30, 2020 represented 78% of our portfolio financing based on outstanding principal balance, primarily as a result of our term lending agreement, warehouse facility, asset based financing, term loan facility, collateralized loan obligations and secured term loan.

The following table summarizes our portfolio financing (dollars in thousands):

	Portfolio Financing Outstanding Principal Balance(A)
	September 30, 2020	December 31, 2019
Master repurchase agreements	$910,800	$1,088,217
Term loan financing	981,953	798,180
Term lending agreement	900,000	870,051
Collateralized loan obligations	810,000	810,000
Secured term loan	300,000	—
Asset specific financing	60,000	142,268
Non-consolidated senior interests	143,600	143,600
Total portfolio financing	$4,106,353	$3,852,316
(A)    Excludes $66.2 million and $65.0 million of vertical loan participations sold as of September 30, 2020 and December 31, 2019, respectively. Such participations did not qualify for sale accounting under GAAP and therefore were consolidated in our Condensed Consolidated Balance Sheets as of September 30, 2020 and December 31, 2019, respectively.

Financing Agreements

The following table details our financing agreements (dollars in thousands):

	September 30, 2020
	Maximum	Collateral	Borrowings
	Facility Size(A)	Assets(B)	Potential(C)	Outstanding	Available
Master Repurchase Agreements
Wells Fargo	$1,000,000	$653,674	$428,077	$414,259	$13,818
Morgan Stanley	600,000	568,280	426,210	418,605	7,605
Goldman Sachs	400,000	161,024	77,936	77,936	—
Term Loan Facility	1,000,000	1,191,725	981,953	981,953	—
Term Lending Agreement
KREF Lending V	900,000	1,107,983	900,000	900,000	—
Warehouse Facility
HSBC	500,000	—	—	—	—
Asset Specific Financing
BMO Facility	300,000	76,000	60,800	60,000	800
Revolver	335,000	—	335,000	—	335,000
	$5,035,000	$3,758,686	$3,209,976	$2,852,753	$357,223
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

Each of our existing master repurchase facilities includes "credit mark-to-market" features. "Credit mark-to-market" provisions in repurchase facilities are designed to keep the lenders' credit exposure generally constant as a percentage of the underlying collateral value of the assets pledged as security to them. If the credit underlying collateral value decreases, the gross amount of leverage available to us will be reduced as our assets are marked-to-market, which would reduce our liquidity. The lender under the applicable repurchase facility sets the valuation and any revaluation of the collateral assets in its sole, good faith discretion. As a contractual matter, the lender has the right to reset the value of the assets at any time based on then-current market conditions, but the market convention is to reassess valuations on a monthly, quarterly and annual basis using the financial information delivered pursuant to the facility documentation regarding the real property, borrower and guarantor under such underlying loans. Generally, if the lender determines (subject to certain conditions) that the market value of the collateral in a repurchase transaction has decreased by more than a defined minimum amount, the lender may require us to provide additional collateral or lead to margin calls that may require us to repay all or a portion of the funds advanced. We closely monitor our liquidity and intend to maintain sufficient liquidity on our balance sheet in order to meet any margin calls in the event of any significant decreases in asset values. As of September 30, 2020 and December 31, 2019, the weighted average haircut under our repurchase agreements was 34.1% and 27.4%, respectively (or 32.6% and 25.7%, respectively, if we had borrowed the maximum amount approved by its repurchase agreement counterparties as of such dates). In addition, our existing master repurchase facilities are not entirely term-matched financings and may mature before our CRE debt investments that represent underlying collateral to those financings. As we negotiate renewals and extensions of these liabilities, we may experience lower advance rates and higher pricing under the renewed or extended agreements.

Term Loan Financing

In connection with our efforts to diversify our financing sources, further expand our non-mark-to-market borrowing base and reduce our exposure to market volatility, we entered into a term loan financing agreement in April 2018 with third party lenders for an initial borrowing capacity of $200.0 million that was increased to $1.0 billion in October 2018 (“Term Loan Facility”). The facility provides us with asset-based financing on a non-mark-to-market basis with matched term up to five years and is non-recourse to the Company. Borrowings under the facility are collateralized by senior loans, held-for-investment, and bear interest equal to one-month LIBOR plus a margin. As of September 30, 2020, the weighted average margin and interest rate on the facility were 1.6% and 1.7%, respectively.
The following table summarizes our borrowings under the Term Loan Facility (dollars in thousands):

	September 30, 2020
Term Loan Facility	Count	Outstanding Principal	Amortized Cost	Carrying Value	Wtd. Avg. Yield/Cost(A)	Guarantee(B)	Wtd. Avg. Term(C)
Collateral assets	13	$1,191,725	$1,186,481	$1,179,982	L + 3.0%	n.a.	January 2024
Financing provided	n.a.	981,953	980,181	980,181	L + 1.9%	n.a.	January 2024
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

Term Lending Agreement

In June 2019, we entered into a Master Repurchase and Securities Contract Agreement (the "Term Lending Agreement") with Morgan Stanley Mortgage Capital Holdings LLC ("Administrative Agent"), as administrative agent on behalf of Morgan Stanley Bank, N.A. ("Initial Buyer"), which provides for current and future financings of up to $900.0 million on a non-mark-to-market basis. The Term Lending Agreement has an initial maturity of June 2021, subject to five one-year extension options, which may be exercised by us upon the satisfaction of certain customary conditions and thresholds. The Initial Buyer subsequently syndicated a portion of the facility to multiple financial institutions. As of September 30, 2020, the Initial Buyer held 22.2% of the total commitment under the facility. Borrowings under the Term Lending Agreement are collateralized by certain loans, held for investment, and bear interest equal to one-month LIBOR, plus a 1.9% margin. Total outstanding borrowings under the Term Lending Agreement as of September 30, 2020 totaled $900.0 million.

Warehouse Facility

In March 2020, we entered into a $500.0 million Loan and Security Agreement with HSBC Bank USA, National Association (“HSBC Facility”). The facility, which matures in March 2023, provides warehouse financing on a non-mark-to-market basis with partial recourse to us. Borrowings under the facility are collateralized by certain loans, held for investment, and bear interest equal to one-month LIBOR, plus a margin. As of September 30, 2020, there was no balance outstanding on this facility.

Asset Specific Financing

In August 2018, we entered into a $200.0 million loan financing facility with BMO Harris Bank (the "BMO Facility”). In May 2019, we increased the borrowing capacity to $300.0 million. The facility provides asset-based financing on a non-mark-to-market basis with matched-term up to five years with partial recourse to us. As of September 30, 2020, there was $60.0 million outstanding on this facility.

Revolving Credit Agreement

We have a $335.0 million corporate revolving credit facility (“Revolver”) administered by Morgan Stanley Senior Funding, Inc. We may use our Revolver as a source of financing, which is designed to provide short-term liquidity to purchase or de-

lever loans, pay operating expenses and borrow amounts for general corporate purposes. Borrowings under the Revolver bear interest at a per annum rate equal to the sum of (i) a floating rate index and (ii) a fixed margin. Our Revolver is secured by corporate level guarantees and does not include asset-based collateral. As of September 30, 2020, there was no balance outstanding on this facility.

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

The following table outlines KREF 2018-FL1 collateral assets and respective borrowing (dollars in thousands):

	September 30, 2020
Collateralized Loan Obligation	Count	Outstanding Principal	Amortized Cost	Carrying Value	Wtd. Avg. Yield/Cost(B)	Wtd. Avg. Term(C)
Collateral assets(A)	19	$1,000,000	$1,000,000	$996,039	L + 2.8%	February 2024
Financing provided	1	810,000	808,311	808,311	L + 2.2%	June 2036
(A)Including $12.0 million cash held in collateralized loan obligation, and $42.0 million loan repayment proceeds held by the servicer and receivable by our CLO as of September 30, 2020. Collateral loan assets represent 19.2% of the principal of our senior loans as of September 30, 2020. As of September 30, 2020, 100% of our loans financed through the CLO are floating rate loans.
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

The following table details our loan participations sold (dollars in thousands):

	September 30, 2020
Loan Participations Sold	Count	Principal Balance	Amortized Cost	Carrying Value	Yield/Cost(A)	Guarantee	Term
Total loan	1	$336,753	$335,589	$334,312	L + 2.6%	n.a.	July 2024
Vertical loan participation(B)	1	66,248	66,226	66,226	L + 2.6%	n.a.	July 2024
(A)     Our floating rate loans and related liabilities were indexed to one-month LIBOR. Our net interest rate exposure is in direct proportion to our net assets.
(B)    During the nine months ended September 30, 2020, we recorded $2.1 million of interest income and $2.1 million of interest expense, respectively, related to the total loan participations sold.

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

	September 30, 2020
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

Secured Term Loan

In September 2020, we entered into a $300.0 million secured term loan at a price of 97.5%, which bears interest at a per annum rate equal to one-month LIBOR plus a 4.75% margin, subject to a 1.0% LIBOR floor, payable quarterly beginning in December 2020. The secured term loan is partially amortizing, with an amount equal to 1.0% per annum of the principal balance due in quarterly installments starting March 31, 2021. The secured term loan matures on September 1, 2027 and contains restrictions relating to liens, asset sales, indebtedness, investments and transactions with affiliates. Our secured term loan is secured by corporate level guarantees and does not include asset-based collateral. Refer to Notes 2 and 6 to our condensed consolidated financial statements for additional discussion of our secured term loan.

Convertible Notes

We may issue convertible debt to take advantage of favorable market conditions. In May 2018, we issued $143.75 million of 6.125% Convertible Notes due on May 15, 2023. The Convertible Notes bear interest at a rate of 6.125% per year, payable semi-annually in arrears on May 15 and November 15 of each year, beginning on November 15, 2018. The Convertible Notes mature on May 15, 2023, unless earlier repurchased or converted. Refer to Notes 2 and 7 to our condensed consolidated financial statements for additional discussion of our Convertible Notes.

Borrowing Activities

The following tables provide additional information regarding our borrowings (dollars in thousands):

		Nine Months Ended September 30, 2020
	Outstanding Principal at September 30, 2020	Average Daily Amount Outstanding(A)	Maximum Amount Outstanding	Weighted Average Daily Interest Rate
Wells Fargo	$414,259	$461,585	$469,259	2.2%
Morgan Stanley	418,605	411,449	418,605	2.5
Goldman Sachs	77,936	205,051	225,266	3.1
Term Loan Facility	981,953	936,595	984,851	2.2
KREF Lending V	900,000	895,746	900,000	2.6
Warehouse Facility	—	44,847	57,616	1.9
BMO Facility	60,000	85,430	142,267	2.5
Revolver	—	112,682	335,000	2.6
Total/Weighted Average	$2,852,753			2.4%
(A)     Represents the average for the period the facility was outstanding.

	Average Daily Amount Outstanding(A)
	Three Months Ended
	September 30, 2020	June 30, 2020
Wells Fargo	$447,992	$468,461
Morgan Stanley	418,605	413,207
Goldman Sachs	184,190	208,057
Term Loan Facility	983,434	967,050
KREF Lending V	900,000	899,195
Warehouse Facility	39,454	50,156
BMO Facility	70,166	82,267
Revolver	42,935	195,769
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
•a total indebtedness covenant(1) (75.0% of our total assets, net of VIE liabilities);

As of September 30, 2020, we were in compliance with the covenants of our financing facilities.

With respect to our secured term loan, we are required to comply with customary loan covenants and event of default provisions that include, but not limited to, negative covenants relating to restrictions on operations with respect to our status as a REIT, and financial covenants. Such financial covenants include a minimum consolidated tangible net worth of $650.0 million and a maximum total debt to total assets ratio of 83.3% (the “Leverage Covenant”). The tangible net worth and Leverage covenants are effective as of the last day of each fiscal quarter commencing with the fiscal quarter ending March 31, 2021. We were in compliance with such covenants as of September 30, 2020.

(1)     In July 2020, the Revolver credit agreement was amended to allow for incremental senior borrowings subject to a Senior Indebtedness covenant of 80% of KREF's total asset, net of Non-Recourse Indebtedness, as defined, and a Total Debt Incurrence covenant of 82% (ratio of KREF's Recourse Indebtedness, as defined, to KREF's total asset, net of Non-Recourse Indebtedness, as defined).

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

In connection with our Term Lending Agreement, our Operating Partnership entered into a guarantee in favor of Morgan Stanley Mortgage Capital Holdings LLC, in its capacity as the Administrative Agent, under which our Operating Partnership guarantees the obligations of KREF Lending V LLC under the agreement. The guarantee includes; in the case of certain defaults, up to a maximum liability of 25.0% of the then outstanding aggregate repurchase price under the agreement, and liability to indemnify the Administrative Agent against losses related to "bad boy" acts. In addition, the guarantee includes certain full recourses in the case of bankruptcy of KREF Lending V LLC.

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

In connection with our secured term loan, our Operating Partnership and certain of its subsidiaries entered into a guarantee in favor of JPMorgan Chase Bank, N.A., in its capacity as the Administrative Agent and collateral agent for the lenders under which they provide a payment guaranty of the secured term loan.

Results of Operations

The following table summarizes the changes in our results of operations for the three and nine months ended September 30, 2020 and 2019 (dollars in thousands, except per share data):

	For the Three Months Ended September 30,		Increase (Decrease)		For the Nine Months Ended September 30,		Increase (Decrease)
	2020	2019	Dollars	Percentage	2020	2019	Dollars	Percentage
Net Interest Income
Interest income	$67,689	$74,223	$(6,534)	(8.8)%	$205,987	$201,918	$4,069	2.0%
Interest expense	28,832	45,596	(16,764)	(36.8)	98,477	117,527	(19,050)	(16.2)
Total net interest income	38,857	28,627	10,230	35.7	107,510	84,391	23,119	27.4
Other Income
(Loss) gain on sale of investments	—	(429)	429	100.0	—	(2,759)	2,759	100.0
Income (loss) from equity method investments	973	1,321	(348)	(26.3)	(631)	3,314	(3,945)	(119.0)
Change in net assets related to CMBS consolidated variable interest entities	—	544	(544)	(100.0)	—	1,665	(1,665)	(100.0)
Other income	102	853	(751)	(88.0)	658	2,006	(1,348)	(67.2)
Total other income (loss)	1,075	2,289	(1,214)	(53.0)	27	4,226	(4,199)	(99.4)

Operating Expenses
General and administrative	3,563	2,704	859	31.8	11,376	7,846	3,530	45.0
Provision for credit losses, net	(126)	—	(126)	(100.0)	53,782	—	53,782	100.0
Management fees to affiliate	4,223	4,280	(57)	(1.3)	12,740	12,855	(115)	(0.9)
Incentive compensation to affiliate	990	—	990	100.0	3,845	2,098	1,747	83.3
Total operating expenses	8,650	6,984	1,666	23.9	81,743	22,799	58,944	258.5
Income (Loss) Before Income Taxes, Preferred Dividends and Redemption Value Adjustment	31,282	23,932	7,350	30.7	25,794	65,818	(40,024)	(60.8)
Income tax expense	96	77	19	24.7	255	366	(111)	(30.3)
Net Income (Loss)	31,186	23,855	7,331	30.7	25,539	65,452	(39,913)	(61.0)
Preferred Stock Dividends and Redemption Value Adjustment	(165)	238	(403)	(169.3)	762	(251)	1,013	403.6
Net Income (Loss) Attributable to Common Stockholders	$31,351	$23,617	$7,734	32.7%	$24,777	$65,703	$(40,926)	(62.3)%

Net Income (Loss) Per Share of Common Stock
Basic	$0.56	$0.41	$0.15	36.6%	$0.44	$1.14	$(0.70)	(61.4)%
Diluted	$0.56	$0.41	$0.15	36.6%	$0.44	$1.14	$(0.70)	(61.4)%
Dividends Declared per Share of Common Stock	$0.43	$0.43	$—	—%	$1.29	$1.29	$—	—%

Net Interest Income

Net interest income increased by $10.2 million and $23.1 million, respectively, during the three and nine months ended September 30, 2020, compared to the three and nine months ended September 30, 2019. This increase was primarily due to the increase in our interest income as a result of continuing capital deployment and the benefit from attractive in-the-money LIBOR floors (98% of our loan portfolio is subject to a LIBOR floor of 0.95% or higher) during the nine months ended September 30, 2020. In addition, the weighted-average principal balance of our loan portfolio increased by $114.1 million and $808.1 million, respectively, for the three and nine months ended September 30, 2020, compared to the corresponding periods in 2019.

Although the weighted-average principal balance of our borrowings increased by $38.3 million and $769.3 million, respectively, for the three and nine months ended September 30, 2020, compared to the corresponding periods in 2019, interest expense decreased for both periods due to a decrease in spot LIBOR as only 9% of total outstanding financing is subject to a LIBOR floor greater than 0.0%.

In addition, we recognized $4.0 million and $13.0 million of deferred loan fees and origination discounts accreted into interest income, respectively, during the three and nine months ended September 30, 2020, as compared to $4.1 million and $14.6 million during the corresponding periods in 2019. During the nine months ended September 30, 2020, we also recognized a non-recurring exit fee income of $2.8 million.

We also recorded $5.9 million and $16.7 million of deferred financing costs amortization into interest expense, respectively, during the three and nine months ended September 30, 2020, as compared to $4.0 million and $12.1 million during the corresponding periods in 2019.

Other Income

Total other income decreased by $4.2 million during the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019. This decrease was primarily due to a $4.0 million unrealized mark-to-market loss from our RECOP I equity method investment during the nine months ended September 30, 2020.

Operating Expenses

Total operating expenses increased by $58.9 million during the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019. This increase was primarily due to (i) a $53.8 million provision for credit losses in connection with adopting ASU 2016-03 on January 1, 2020, (ii) a $1.3 million increase in non-cash stock-based compensation expense, (iii) a $1.7 million increase in Manager incentive compensation, and (iv) $1.5 million in non-recurring dead deal costs for the nine months ended September 30, 2020.

We did not have a provision for loan credit losses prior to January 1, 2020. Upon the adoption of ASU 2016-13 on January 1, 2020, we recorded a $15.0 million cumulative-effect adjustment to our accumulated deficit. During the nine months ended September 30, 2020, we recorded an incremental $53.8 million in credit loss provision due to the adverse change in the economic outlook as a result of the COVID-19 pandemic.

The following table provides additional information regarding total operating expenses (dollars in thousands):

	Three Months Ended
	September 30, 2020	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019
Professional services	$362	$566	$764	$765	$711
Operating and other costs	1,811	2,106	1,396	894	953
Stock-based compensation	1,390	1,374	1,607	1,017	1,040
Total general and administrative expenses	3,563	4,046	3,767	2,676	2,704
Provision for credit losses, net	(126)	(1,366)	55,274	—	—
Management fees to affiliate	4,223	4,218	4,299	4,280	4,280
Incentive compensation to affiliate	990	1,249	1,606	1,174	—
Total operating expenses	$8,650	$8,147	$64,946	$8,130	$6,984

COVID-19 Impact

The significant and wide-ranging response of international, federal, state and local public health and governmental authorities to the COVID-19 pandemic in regions across the United States and the world, including the imposition of quarantines or lockdowns, “stay-at-home” orders, travel restrictions and similar mandates for many individuals to substantially restrict daily activities and for many businesses to curtail or cease normal operations, and the volatile economic, business and financial market conditions resulting therefrom, are expected to continue to negatively impact our business, financial performance and operating results for the remainder of 2020 and potentially longer. Although we are uncertain of the potential full magnitude or duration of the business and economic impacts from the unprecedented public health efforts to contain and combat the spread of COVID-19, we will likely experience material deterioration in our financial performance and operating results, revenues, cash flow and/or profitability for the remainder of 2020 and potentially longer compared to the corresponding prior-year periods and compared to our expectations at the beginning of our 2020 fiscal year. Further discussion of the potential impacts on our business from the COVID-19 pandemic is provided below in the section entitled “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q.

Liquidity and Capital Resources

Overview

We have capitalized our business to date primarily through the issuance and sale of our common stock, borrowings from Non-Mark-to-Market Financing Sources(1), borrowings from three master repurchase agreements, the issuance and sale of convertible notes and our secured term loan. Our Non-Mark-to Market Financing Sources, which accounted for 78% of our total secured financing (excluding our corporate Revolver, convertible notes and secured term loan) as of September 30, 2020, are not subject to credit or capital markets mark-to-market provisions. The remaining 22% of our secured borrowings, which are comprised of three master repurchase agreements, are only subject to credit marks. We did not receive any margin calls on our master repurchase agreements to date, nor do we expect any at this time.

Our primary sources of liquidity include $301.4 million of cash on our consolidated balance sheet, $42.0 million of loan repayment proceeds held by the servicer and receivable by our CLO, $22.2 million of available borrowings under our financing arrangements using existing collateral, $335.0 million of available capacity on our corporate revolver, net proceeds from our secured term loan and cash flows from operations. Our corporate revolver and secured term loan are secured by corporate level guarantees and do not include asset-based collateral. We may seek additional sources of liquidity from syndicated financing, other borrowings (including borrowings not related to a specific investment) and future offerings of equity and debt securities.

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

See Notes 4, 5, 6, 7 and 10 to our condensed consolidated financial statements for additional details regarding our secured financing agreements, collateralized loan obligations, secured term loan, convertible notes and stock activity.

(1)    Comprised of term loan financing, term lending agreement, collateralized loan obligations, secured term loan, warehouse facility, asset specific financing, and non-consolidated senior interests.

Debt-to-Equity Ratio and Total Leverage Ratio

The following table presents our debt-to-equity ratio and total leverage ratio:

	September 30, 2020	December 31, 2019
Debt-to-equity ratio(A)	1.9x	1.9x
Total leverage ratio(B)	3.8x	3.5x
(A)     Represents (i) total outstanding debt agreements (excluding non-recourse term loan facility), secured term loan and convertible notes, less cash to (ii) total permanent equity, in each case, at period end.
(B)    Represents (i) total outstanding debt agreements, secured term loan, convertible notes, loan participations sold (excluding vertical loan syndications), non-consolidated senior interests and collateralized loan obligation, less cash to (ii) total stockholders’ equity, in each case, at period end.

Sources of Liquidity

Our primary sources of liquidity include cash and cash equivalents and available borrowings under our secured financing agreements, inclusive of our Revolver. Amounts available under these sources as of the date presented are summarized in the following table (dollars in thousands):

	September 30, 2020	December 31, 2019
Cash and cash equivalents(A)	$301,375	$67,619
Available borrowings under master repurchase agreements	21,423	6,174
Available borrowings under term loan financing facility	—	41,364
Available borrowings under term lending agreement	—	15,922
Available borrowings under warehouse facility	—	—
Available borrowings under asset specific financing	800	2,592
Available borrowings under revolving credit agreements	335,000	250,000
Loan principal payments receivable, net(B)	42,000	—
	$700,598	$383,671
(A)    Includes $12.0 million held in collateralized loan obligation as of September 30, 2020.
(B)    Includes $42.0 million of loan repayment proceeds held by the servicer and receivable by our CLO as of September 30, 2020.

In addition to our primary sources of liquidity, we have access to further liquidity through our ATM program and public offerings of debt and equity securities. Our existing loan portfolio also provides us with liquidity as loans are repaid or sold, in whole or in part, and the proceeds from repayment become available for us to invest.

Cash Flows

The following table sets forth changes in cash and cash equivalents for the nine months ended September 30, 2020 and 2019 (dollars in thousands):

	For the Nine Months Ended September 30,
	2020	2019
Cash Flows From Operating Activities	$91,418	$68,245
Cash Flows From Investing Activities	4,141	(1,077,904)
Cash Flows From Financing Activities	138,197	997,645
Net Increase in Cash, Cash Equivalents, and Restricted Cash	$233,756	$(12,014)

Cash Flows from Operating Activities

Our cash flows from operating activities were primarily driven by our net interest income, which is driven by the income generated by our investments less financing costs. In addition, we received a $2.8 million non-recurring exit fee during the nine months ended September 30, 2020. The following table sets forth interest received by, and paid for, our investments for the nine months ended September 30, 2020 and 2019 (dollars in thousands):

	For the Nine Months Ended September 30,
	2020	2019
Interest Received:
Senior and mezzanine loans	$186,559	$184,511
CMBS B-Pieces	—	1,715
	186,559	186,226
Interest Paid:
Interest expense	78,717	106,000
Net interest collections	$107,842	$80,226

Our net interest collections were partially offset by cash used to pay management and incentive fees, as follows (dollars in thousands):

	For the Nine Months Ended September 30,
	2020	2019
Management Fees to affiliate	$12,798	$12,905
Incentive Fees to affiliate	3,845	2,098
Net decrease in cash and cash equivalents	$16,643	$15,003

Cash Flows from Investing Activities

Our cash flows from investing activities consisted of cash outflows to fund new loan originations and our commitments under existing loan investments, partially offset by cash inflows from the sale/syndication and principal repayments on our loan investments. During the nine months ended September 30, 2020, we funded $462.1 million of CRE loans and received $466.3 million from the repayments of CRE loans.

During the nine months ended September 30, 2019, we funded $2,251.0 million of CRE loans and received $1,169.5 million of principal repayments on certain loans. We also made a net investment in CMBS, held through an equity method investment, of $6.2 million. During the three months ended September 30, 2019, we sold our remaining direct CMBS investments for net proceeds of $9.8 million.

Cash Flows from Financing Activities

Our cash flows from financing activities were primarily driven by proceeds from borrowings under our financing agreements of $970.6 million and net proceeds from our secured term loan of $292.5 million during the nine months ended September 30, 2020, which were partially offset by (i) principal repayments of $1,016.5 million on borrowings under our financing agreements, (ii) the payment of $73.1 million in dividends, and (iii) the payment of $25.1 million in share repurchases.

During the nine months ended September 30, 2019, our cash flows from financing activities were primarily driven by proceeds from borrowings under our financing agreements of $2,745.8 million, which were partially offset by principal repayments of $1,660.8 million on borrowings under our financing agreements and the payment of $74.8 million in dividends.

Contractual Obligations and Commitments

The following table presents our contractual obligations and commitments (including interest payments) as of September 30, 2020 (dollars in thousands):

	Total	Less than 1 year	1 to 3 years	3 to 5 years	Thereafter
Recourse Obligations:
Master Repurchase Facilities(A)
Wells Fargo	$421,918	$6,593	$415,325	$—	$—
Morgan Stanley	420,094	420,094	—	—	—
Goldman Sachs	80,453	2,326	78,127	—	—
Term Lending Agreement(A)
KREF Lending V	913,751	913,751	—	—	—
Warehouse Facility
HSBC	—	—	—	—	—
Asset Specific Financing
BMO Facility	61,534	1,131	60,403	—	—
Total secured financing agreements	1,897,750	1,343,895	553,855	—	—
Convertible Notes	167,156	8,927	14,479	143,750	—
Secured Term Loan	421,085	17,490	34,931	34,979	333,685
Future funding obligations(B)	462,282	225,602	212,159	24,521	—
RECOP I commitment(C)	4,324	4,324	—	—	—
Revolver(D)	—	—	—	—	—
Total recourse obligations	2,952,597	1,600,238	815,424	203,250	333,685
Non-Recourse Obligations:
Collateralized Loan Obligations	872,092	12,412	24,789	834,891	—
Term Loan Financing	1,038,478	284,023	689,114	65,341	—
Total	$4,863,167	$1,896,673	$1,529,327	$1,103,482	$333,685

(A)    The allocation of repurchase facilities and Term Lending Agreement is based on the current maturity date of each individual borrowing under these facilities. The amounts include the related future interest payment obligations, which are estimated by assuming the amounts outstanding under these facilities and the interest rates in effect as of September 30, 2020 will remain constant into the future. This is only an estimate, as actual amounts borrowed and rates may vary over time. Amounts borrowed are subject to a maximum 25.0% recourse limit.
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
(D)    Any amounts borrowed are full recourse to certain subsidiaries of KREF. Includes principal and assumes interest outstanding over a one-year period. Amounts are estimated based on the amount outstanding under the Revolver and the interest rate in effect as of September 30, 2020. This is only an estimate as actual amounts borrowed, the timing of repayments and interest rates may vary over time. The Revolver matures in December 2023.

We are required to pay our Manager a base management fee, an incentive fee and reimbursements for certain expenses pursuant to our management agreement. The table above does not include the amounts payable to our Manager under our management agreement as they are not fixed and determinable. See Note 13 to our condensed consolidated financial statements included in this Form 10-Q for additional terms and details of the fees payable under our management agreement.

As a REIT, we generally must distribute substantially all of our REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gains, to stockholders in the form of dividends to comply with the REIT provisions of the Code. Our taxable income does not necessarily equal our net income as calculated in accordance with GAAP, or our Core Earnings as described above under "Key Financial Measures and Indicators — Core Earnings."

Recent Market Conditions
Due to the current COVID-19 pandemic in the United States and globally, our operating partners, borrowers and their tenants, the properties securing our investments, and the economy as a whole have been, and will continue to be, adversely impacted.

The magnitude and duration of the COVID-19 pandemic and its impact on our borrowers and their tenants, cash flows and future results of operations has been significant, and its continued impact will largely depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the COVID-19 pandemic, the success of actions taken to contain or treat the pandemic, and reactions by consumers, companies, governmental entities and capital markets. The prolonged duration and impact of the COVID-19 pandemic could materially disrupt our business operations and impact our financial performance.

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

Subsequent Events

Our subsequent events are detailed in Note 16 to our condensed consolidated financial statements

Off-Balance Sheet Arrangements

As described in Note 9 to our condensed consolidated financial statements, we have off-balance sheet arrangements related to VIEs that we account for using the equity method of accounting and in which we hold an economic interest or have a capital commitment. Our maximum risk of loss associated with our interests in these VIEs is limited to the carrying value of our investment in the entity and any unfunded capital commitments. As of September 30, 2020, we held $33.5 million of interests in such entities, which does not include a remaining commitment of $4.3 million to RECOP I that we are required to fund if called.

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

Based on our loan portfolio at January 1, 2020, the pre COVID-19 economic environment and the respective expectations for future economic conditions at the time, we recorded a cumulative-effect adjustment to our accumulated deficit as of January 1,

2020 of $15.0 million, or $0.26 per common share, of which $1.1 million, or $0.02 per common share, is attributable to unfunded loan commitments. In addition, we recorded an incremental CECL allowance for credit losses for the nine months ended September 30, 2020 of $53.8 million, or $0.96 per common share.

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

Interest Rate Risk

Generally, the composition of our investments is such that rising interest rates will increase our net income, while declining interest rates will decrease our net income. Our net interest income currently benefits from in-the-money LIBOR floors in our loan portfolio, which benefit is expected to initially decrease as LIBOR increases. There can be no assurance that we will continue to utilize LIBOR floors. As of September 30, 2020, one-month USD LIBOR was 0.15%, as compared to 1.76% as of December 31, 2019. There can be no assurance of how our net income may be affected in future quarters, which will depend on, among other things, the interest rate environment and our then-current portfolio. As of September 30, 2020, 99.2% of our investments by total assets earned a floating rate of interest indexed to one-month USD LIBOR. The remaining 0.8% of our investments earned a fixed rate of interest. If interest rates were to decline, the value of these fixed-rate investments may increase and if interest rates were to increase, the value of these fixed-rate investments may fall; however, the interest income generated by these fixed-rate investments would not be affected by market interest rates. The interest rates we pay under our current financing facilities are floating rate. Accordingly, our interest expense will generally increase as interest rates increase and decrease as interest rates decrease.

As noted above, our interest income generally decreases as LIBOR decreases; in certain circumstances, however, LIBOR floors relating to our loan portfolio may offset some of the impact from declining rates. As of September 30, 2020, 98% of our loan portfolio is subject to a LIBOR floor of 0.95% or higher and 79% of our loan portfolio is subject to a LIBOR floor of 1.5% or higher. Due to these LIBOR floors, a 15 basis point or greater decrease in LIBOR would increase our expected cash flows by approximately $5.3 million, or $0.10 per common share, for the twelve months following September 30, 2020. Conversely, a 25 basis point and 50 basis point increase in LIBOR would decrease our expected cash flows by approximately $8.9 million and $17.8 million, or $0.16 and $0.32 per common share, for the same period, respectively.

LIBOR Transition

LIBOR is expected to be discontinued after 2021. As of September 30, 2020, 99.9% of our loans by principal balance earned a floating rate of interest indexed to LIBOR, and 100.0% of our outstanding financing arrangements (excluding convertible notes) bear interest indexed to LIBOR. All of these arrangements provide procedures for determining an alternative base rate in the event that LIBOR is discontinued. Regardless, there can be no assurances as to what alternative base rates may be and whether such base rate will be more or less favorable than LIBOR and any other unforeseen impacts of the potential discontinuation of LIBOR. We are monitoring the developments with respect to the potential phasing out of LIBOR and are working with our lenders and borrowers to minimize the impact of any LIBOR transition on our financial condition and results of operations, but can provide no assurances regarding the impact of the discontinuation of LIBOR.

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
Our management, with the participation of our Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2020. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2020, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) of the Exchange Act) occurred during the quarter ended September 30, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The section entitled “Litigation” appearing in Note 12 of our condensed consolidated financial statements included in this Form 10-Q is incorporated herein by reference.

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

•some of our borrowers and/or their tenants operate in industries that are materially impacted by COVID-19, including but not limited to healthcare, travel, entertainment, hospitality, senior living and retail industries. Such persons are facing operational and financial hardships resulting from the spread of COVID-19 and related governmental measures, such as the closure of stores, restrictions on travel, quarantines or stay-at-home orders. If the disruptions caused by COVID-19 continue and the restrictions put in place are not lifted, the businesses of borrowers and/or their tenants could continue to suffer materially or become insolvent, which would adversely affect our business;

•the long-term impact on the market for office properties in the event a significant number of businesses determine to continue to utilize large-scale work-from-home policies as the COVID-19 pandemic continues and thereafter;

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

We have been engaged in discussions with our borrowers, some of whom have indicated that, due to the impact of COVID- 19, they have been unable to timely execute their business plans, they have experienced other negative business consequences and have requested or indicated that they will be requesting interest or principal deferral or other modifications of their loans. We therefore anticipate more frequent modifications of our loans and potentially instances of default or foreclosure on assets underlying our loans.

Given the ongoing nature of the outbreak, at this time we cannot reasonably estimate the magnitude of the ultimate impact that COVID-19 will have on our business, financial performance and operating results. We believe COVID-19’s adverse impact on our business, financial performance and operating results will in part be significantly driven by a number of factors that we are unable to predict or control, including, for example: the severity and duration of the pandemic; the pandemic’s impact on the U.S. and global economies, including concerns regarding additional surges of the pandemic or the expansion of the economic impact thereof as a result of certain jurisdictions “re-opening” or otherwise lifting certain restrictions prematurely; the availability of U.S. federal, state, local or non-U.S. funding programs aimed at supporting the economy during the COVID 19-pandemic, including uncertainties regarding the potential implementation of new or extended programs; the timing, scope and effectiveness of additional governmental responses to the pandemic; the timing and speed of economic recovery, including the availability of a treatment or vaccination for COVID-19; and the negative impact on our financing sources, vendors and other business partners that may indirectly adversely affect us.

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

We did not repurchase any shares of our common stock during the three months ended September 30, 2020.

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

KKR REAL ESTATE FINANCE TRUST INC.

Date:	October 26, 2020	By:	/s/ Matthew A. Salem
Name: Matthew A. Salem
Title: Chief Executive Officer
(Principal Executive Officer)

Date:	October 26, 2020	By:	/s/ Mostafa Nagaty
Name: Mostafa Nagaty
Title: Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)