Form 10-K
period 2020-12-31
KKR Real Estate Finance Trust Inc.
filed 2021-02-16
CIK 1631596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________________ to ________________
Commission File Number: 001-38082

KKR Real Estate Finance Trust Inc.
(Exact name of registrant as specified in its charter)
Maryland	47-2009094
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

30 Hudson Yards,	Suite 7500	New York,	NY	10001
(Address of principal executive offices)				(Zip Code)
(212) 750-8300

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.01 per share	KREF	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.        ☒
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐ Yes    ☒ No

The aggregate market value of the registrant's common stock held by non-affiliates was approximately $485.8 million as of June 30, 2020 (the last business day of the registrant's most recently completed second fiscal quarter) based on the closing sale price on the New York Stock Exchange on that date.

The number of shares of the registrant's common stock, par value $0.01 per share, outstanding as of February 11, 2021 was 55,619,428.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement to be filed with the Securities and Exchange Commission (“SEC”) pursuant to Regulation 14A relating to the registrant’s 2021 Annual Meeting of Stockholders will be incorporated by reference in this Form 10-K in response to Items 10, 11, 12, 13 and 14 of Part III. The definitive proxy statement will be filed with the SEC no later than 120 days after the registrant’s fiscal year end.

KKR REAL ESTATE FINANCE TRUST INC.
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2020

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

SUMMARY OF MATERIAL RISKS

There are a number of risks, uncertainties and other important factors that make an investment in us speculative or risky and that could cause our actual results to differ materially from the forward-looking statements contained in this Annual Report on Form 10-K. Such risks, uncertainties and other important factors include, among others, the risks, uncertainties and factors set forth under Part I, Item 1A. "Risk Factors" in this Annual Report on Form 10-K. Such risks and uncertainties include, but are not limited to, the following:

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

•difficulty in obtaining financing or raising capital;

•difficulty in successfully managing our growth, including integrating new assets into our existing systems;

•reductions in the yield on our investments and increases in the cost of our financing;

•defaults by borrowers in paying debt service on outstanding indebtedness;

•the availability of qualified personnel and our relationship with our Manager;

•subsidiaries of KKR & Co. Inc. control us and KKR's interests may conflict with those of our stockholders in the future;

•the cost of operating our platform, including, but not limited to, the cost of operating a real estate investment platform;

•adverse legislative or regulatory developments;

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

PART I.

ITEM 1. BUSINESS

Our Company

KREF is a real estate finance company that focuses primarily on originating and acquiring transitional senior loans secured by institutional-quality commercial real estate ("CRE") properties that are owned and operated by experienced and well-capitalized sponsors and located in liquid markets with strong underlying fundamentals. Our target assets also include mezzanine loans, preferred equity and other debt-oriented instruments with these characteristics. Our investment objective is capital preservation and the generation of attractive risk-adjusted returns for our stockholders over the long term, primarily through dividends.

We began our investment activities in October 2014 with an initial commitment of $400.0 million from KKR. We raised an additional $438.1 million in equity commitments from third-party investors and certain current and former employees of, and consultants to, KKR that brought our total committed capital base to $838.1 million, which was fully drawn prior to our initial public offering ("IPO") that generated net proceeds of $225.9 million on May 5, 2017. We had a book value of $1,043.6 million as of December 31, 2020 and established a portfolio of diversified investments, consisting primarily of performing senior loans, mezzanine and real estate corporate loans, and indirectly-owned commercial mortgage-backed securities ("CMBS") B-Pieces through an equity-method investment, which had a total outstanding principal of $4,997.8 million.

We are organized as a holding company externally managed by our Manager, an indirect subsidiary of KKR & Co. Inc., and operate our business primarily through various subsidiaries in a single segment that originates, acquires, and finances our target assets.
We conduct our operations as a REIT for federal income tax purposes while operating our business in a manner that allows us to maintain an exclusion from registration under the Investment Company Act of 1940, as amended, (the "Investment Company Act"). We generally will not be subject to U.S. federal income taxes on the portion of our annual net taxable income that we distribute to stockholders if we maintain our qualification as a REIT.
We are traded on the NYSE under the symbol “KREF.” We were incorporated in Maryland on October 2, 2014, and our principal executive offices are located at 30 Hudson Yards, New York, New York.
Our Manager and KKR

We are externally managed by our Manager, an indirect subsidiary of KKR, a leading global investment firm with over 40-year history of leadership, innovation and investment excellence. KKR manages multiple alternative asset classes including private equity, energy, infrastructure, real estate, and credit, with strategic manager partnerships that manage hedge funds. KKR is listed on the NYSE (NYSE: KKR) and reported $251.7 billion of assets under management ("AUM") as of December 31, 2020. KKR's "One-Firm" culture encourages collaboration and leveraging resources and relationships across KKR to help find creative solutions for clients seeking capital and strategic partnerships. We believe our Manager's relationship with KKR and its differentiated global investment management platform provides us with significant advantages in sourcing, evaluating, underwriting and managing our investments.

In connection with the performance of its duties, our Manager benefits from the resources, relationships and expertise of KKR's real estate group ("KKR Real Estate"), which provides equity and debt capital across a variety of real estate sectors and strategies. Established in 2011 under the leadership of Ralph F. Rosenberg, Global Head of KKR Real Estate and Chairman of our board of directors, KKR Real Estate had $14.8 billion of AUM as of December 31, 2020. Mr. Rosenberg, who has 34 years of real estate equity and debt transactions experience, is supported at KKR Real Estate by a team of approximately 90 dedicated professionals across nine offices globally. We believe that KKR Real Estate's global relationships with property owners, managers, lenders, brokers and advisors and real-time knowledge derived from its broadly diversified real estate holdings provide our Manager with access to sourcing channels as well as operational and strategic insights to help our Manager evaluate and monitor individual investment opportunities. Additionally, our Manager leverages the proprietary information available to us through KKR's global investment platforms to conduct thorough underwriting and due diligence and develop a deeper understanding of the opportunities, risks and challenges of the investments that we review. Further, our Manager benefits from KKR Capital Markets, comprised of a team of 60 investment professionals that advise KKR's investment teams and portfolio companies on executing equity and debt capital markets solutions.

Our Manager is led by an experienced team of senior real estate investment professionals, including Matthew A. Salem, our Chief Executive Officer, and W. Patrick Mattson, our President and Chief Operating Officer, who each has over 20 years of CRE experience. Our Manager's senior leadership team is supported by 19 other investment professionals with significant expertise in executing our investment strategy. Our Manager's investment committee, which is comprised of Messrs. Rosenberg, Christen Lee, Head of KKR's Real Estate Americas and Vice Chairman of our board of directors, Salem, Mattson, Roger Morales, Head of KKR's Real Estate Acquisitions Americas, Justin Pattner, Head of KKR's Real Estate Equity Americas, Billy Butcher, Chief Operating Officer of KKR's Global Real Estate, and Ms. Jenny Box, Co-Head of KKR’s Special Situations Americas, advises and consults with our Manager and its investment professionals with respect to our investment strategy, portfolio construction, financing and investment guidelines and risk management and approves all of our investments.

Our Investment Strategy

Our investment strategy is to originate or acquire transitional senior loans collateralized by institutional-quality CRE assets that are owned and operated by experienced and well-capitalized sponsors and located in liquid markets with strong underlying fundamentals. We also intend to invest in mezzanine loans, preferred equity and other debt-oriented instruments with these characteristics. Through our Manager, we have access to KKR's integrated, global real estate investment platform and its established sourcing, underwriting and structuring capabilities to develop our own view on value and evaluate and structure credit risk from an owner's and a lender's perspective. In addition, we believe that we benefit from our access to KKR's global network and real estate and other investment holdings, which provide our Manager with access to information and market data that is not available to many of our competitors. In many instances, we are able to make investments where we believe we have a sourcing, underwriting or execution advantage by leveraging the KKR brand, industry knowledge and proprietary relationships.

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

Our Target Assets

Our target assets primarily include transitional senior loans, as well as mezzanine loans, preferred equity and other debt-oriented investments:

•Senior Loans—We focus on originating and acquiring senior loans that are secured by CRE properties and evidenced by a first-priority mortgage. The loans may vary in duration, bear interest at a fixed or floating rate and amortize, and typically require a balloon payment of principal at maturity, but are typically anticipated to be floating rate and shorter-term duration. These investments may include whole loans or pari passu participations within such senior loans.

•Mezzanine Loans—We may syndicate senior participations in our originated senior loans to other investors and retain a subordinated debt position for our portfolio, typically a mezzanine loan. We may also directly originate or acquire mezzanine loans. These are loans (including pari passu participations in such loans) made to the owner of a mortgage borrower and secured by a pledge of equity interests in the mortgage borrower. These loans are subordinate to a senior loan, but senior to the owner's equity. These loans may be tranched into senior and junior mezzanine loans, with the junior mezzanine lenders secured by a pledge of the equity interests in the more senior mezzanine borrower. The mezzanine lender typically has different rights as compared to the more senior lenders, including the right to cure defaults under the senior loan and any senior mezzanine loan and purchase the senior loan and any senior mezzanine loan, in each case under certain circumstances following a default on the senior loan. Following a default on a mezzanine loan, and subject to negotiated terms with the mortgage lender or other mezzanine lenders, the mezzanine lender generally has the right to foreclose on its equity interest and become the owner of the property, directly or indirectly, subject to the lien of the senior loan and any other debt senior to it including any outstanding senior mezzanine loans.

•Preferred Equity—We may make investments that are subordinate to any mortgage or mezzanine loan, but senior to the common equity of the mortgage borrower or owner of a mortgage borrower, as applicable. Preferred equity investments typically pay a preferred return from the investment's cash flow rather than interest payments and often have the right for such preferred return to accrue if there is insufficient cash flow for current payment. These interests are not secured by the underlying real estate, but upon the occurrence of a default, the preferred equity provider typically has the right to effect a change of control with respect to the ownership of the property.

•CMBS B-Pieces (New Issue)—We may also make investments that consist generally of below investment-grade bonds comprising some or all of the BB-rated, B-rated and unrated tranches of a CMBS securitization pool. The underlying loans are typically aggregated into a pool and sold as securities to different investors. Under the pooling and servicing agreements that govern these pools, the loans are administered by a trustee and servicers, who act on behalf of all investors and distribute the underlying cash flows to the different classes of securities in accordance with their seniority. The below-investment grade securities that comprise each CMBS B-Piece have generally in the past been acquired in aggregate. Due to their first loss position, these investments are typically offered at a discount to par. These investments typically carry a 10-year weighted average life due to prepayment restrictions on the underlying loans. We generally intend to hold these investments through maturity, but may, from time to time, opportunistically sell positions should liquidity become available or be required. Under the risk retention rules under the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") that went into effect in December 2016, CMBS B-Piece investments may also include BBB-rated securities and are subject to certain additional restrictions that, among other things, prohibit hedging CMBS B-Pieces or selling CMBS B-Pieces for a period of at least five years from the date the investment was made. We currently hold CMBS B-Piece investments indirectly through our investment in an aggregator vehicle alongside KKR Real Estate Credit Opportunity Partners L.P. ("RECOP I"), a KKR-managed investment fund. See Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations—Our Portfolio."

•Other Real Estate Securities—We may make investments in real estate that take the form of CMBS (other than CMBS B-Pieces) or Collateralized Loan Obligations ("CLO") that are collateralized by pools of real estate debt instruments, often senior loans. We may also acquire the debt securities of other REITs or other entities engaged in real estate operating or financing activities, but generally not for the purpose of exercising control over such entities.

Our Portfolio

We began operations in October 2014 and have established a portfolio of diversified investments, consisting primarily of performing senior and mezzanine loans and CMBS B-Pieces (indirectly-owned through RECOP I), which had a total outstanding principal of $4,997.8 million as of December 31, 2020. We believe our current portfolio, comprised of target assets representative of our investment philosophy, validates our ability to execute on our stated market opportunity and investment strategy, including lending against high-quality real estate in liquid markets with strong fundamentals to experienced and well-capitalized sponsors. Since our IPO, we have continued to execute on our primary investment strategy of originating floating-rate transitional senior loans and, as we continue to scale our portfolio, we expect that our originations will continue to be heavily weighted toward floating-rate loans. We expect the majority of our future investment activity to focus on originating floating-rate transitional senior loans that we finance with our repurchase facilities and non-mark-to-market financing including term lending arrangements, asset based financing and collateralized loan obligations. In addition, we originate floating-rate loans for which we syndicate a senior position and retain a subordinated interest for our portfolio. As of December 31, 2020, all of our investments were located in the United States.

The following charts illustrate the growth in our portfolio, average loan size originated, net interest income and book value, as well as the compound annual growth rate ("CAGR"), over the years ended December 31, 2017, 2018, 2019 and 2020 (dollars in millions):
(A)    The average committed loan size, net of syndications, was $91.8 million for the year ended December 31, 2020.
(B)    Book value as of December 31, 2020 was net of $60.7 million CECL allowance and $4.7 million write-off on a $5.5 million loan.

The map below illustrates the geographic distribution of the properties securing our loan portfolio as of December 31, 2020:

The following charts illustrate the diversification of our loan portfolio, based on type of investment, interest rate, underlying property type, geographic location, vintage and loan to value as of December 31, 2020(A):

The charts above are based on total assets. Total assets reflect the principal amount of our senior, mezzanine and real estate corporate loans, including junior participations in our originated senior loans for which we have syndicated the senior participations and retained the junior participations for our portfolio and excludes pari passu and vertical loan participations.

(A)    Excludes CMBS B-Piece investments held through RECOP I, an equity method investment.
(B)    Excludes one real estate corporate loan to a multifamily operator with an outstanding principal amount of $50.0 million, representing 1.0% of KREF’s commercial real estate loans, at December 31, 2020.
(C)    LTV is generally based on the initial loan amount divided by the as-is appraised value as of the date the loan was originated or by the current principal amount as of the date of the most recent as-is appraised value.

Our senior loans had a weighted average loan to value ratio ("LTV") of 67% as of December 31, 2020, and we have focused our portfolio on senior positions in the capital structure where the sponsor has meaningful cash or imputed equity subordinated to our position to provide what we believe is downside protection in the event of credit impairment at the asset level. As of December 31, 2020, we maintained a controlling position in all of our senior loans and subordinate CRE debt positions (subject to the terms of our master repurchase agreements, as applicable).

For additional information regarding our portfolio as of December 31, 2020, see Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Our Financing Strategy

We raise capital through offerings of our equity and debt securities to fund future investments. In addition, as part of our portfolio financing strategy, we may use both direct and structural leverage. Our use of direct leverage includes the utilization of repurchase facilities, term lending arrangements, asset based financing, collateralized loan obligations, secured term loan and revolving credit agreements. Term lending arrangements, asset based financing and collateralized loan obligations provide us with Non-Mark-to-Market financing sources, which reduces our exposure to market fluctuations. These Non-Mark-to-Market financing sources, which represented 83% of our total portfolio financing as of December 31, 2020, are not subject to credit or capital markets mark-to-market provisions. The remaining 17% of our secured borrowings, which is primarily comprised of three master repurchase agreements, are only subject to credit marks. In addition, we may use structural leverage by syndicating senior mortgage interests in our originated senior loans to other investors and create a subordinated interest that we retain for our portfolio. When utilizing structural leverage, our retained interest is generally a mezzanine loan, secured by a pledge of 100% of the equity ownership interests in the owner of the real property and is generally not subject to recourse. Our retained interest when utilizing structural leverage is subordinate to the lien of the third-party lender that owns the senior interest.

During the year ended December 31, 2020, we (i) entered into a $300.0 million secured term loan, (ii) entered into a $500.0 million warehouse financing facility, (iii) increased the borrowing capacity on our corporate revolving credit facility ("Revolver") by $85.0 million to $335.0 million, and (iv) increased our Non-Mark-to-Market financing to $3.2 billion as of December 31, 2020, representing 83% of our total outstanding portfolio financing, as compared to 72% of our total portfolio financing as of December 31, 2019.

The following table details our outstanding financing arrangements as of December 31, 2020 (amounts in thousands):

	Portfolio Financing Outstanding Principal Balance	Maximum Capacity
Master repurchase agreements	$673,120	$1,840,000
Term loan financing	948,204	1,000,000
Term lending agreement	900,000	900,000
Collateralized loan obligations	810,000	810,000
Warehouse facility	—	500,000
Secured term loan	300,000	300,000
Asset specific financing	60,000	300,000
Revolving credit agreements	—	335,000
Non-consolidated senior interests	158,672	158,672
Total portfolio financing	$3,849,996	$6,143,672

The following chart illustrates our progress in diversifying our financing sources and expanding our non-mark-to-market financing sources to reduce our exposure to market volatility:

Outstanding Secured Financing[1]

Asset Specific Financing 2%
Term Credit Facilities 17%
Term Loan Facility 25%
Senior Loan Interests 4%
Secured Term Loan 8%
Collateralized Loan Obligation 21%
Term Lending Agreement 23%
Non-Mark-to-Market 83%

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

We plan to maintain leverage levels appropriate to our specific portfolio. On average, we are targeting a leverage ratio on our senior loans between 3.5 and 4.0-to-1 on a debt to equity basis, as compared to our total leverage ratio of 3.6-to-1 as of December 31, 2020. We will endeavor to match the terms and indices of our assets and liabilities and will also seek to minimize the risks associated with mark-to-market and recourse borrowing.

Investment Guidelines

Under the management agreement with our Manager, our Manager is required to manage our business in accordance with certain investment guidelines, which include:

•seeking to invest our capital in a broad range of investments in or relating to CRE debt;

•not making investments that would cause us to fail to qualify as a REIT for U.S. federal income tax purposes;

•not making investments that would cause us or any of our subsidiaries to be required to be registered as an investment company under the Investment Company Act;

•allowing allocation of investment opportunities sourced by our Manager to one or more KKR funds advised by our Manager or its affiliates in addition to us, in accordance with the allocation policy then in effect, as applied by our Manager in a fair and equitable manner;

•prior to the deployment of capital into investments, causing our capital to be invested in any short-term investments in money market funds, bank accounts, overnight repurchase agreements with primary federal reserve bank dealers collateralized by direct U.S. government obligations and other instruments or investments reasonably determined by our Manager to be of high quality; and

•investing not more than 25% of our "equity" in any individual investment without the approval of a majority of our board of directors or a duly constituted committee of our board of directors (it being understood, however, that for purposes of the foregoing concentration limit, in the case of any investment that is comprised (whether through a structured investment vehicle or other arrangement) of securities, instruments or assets of multiple portfolio issuers, such investment for purposes of the foregoing limitation will be deemed to be multiple investments in such underlying securities, instruments and assets and not such particular vehicle, product or other arrangement in which they are aggregated).

Impact of Interest Rate Environment

Generally, our business model is such that rising interest rates will result in an increase to our net income, while declining interest rates will decrease our net income. Our net interest income currently benefits from in-the-money LIBOR floors in our loan portfolio, which benefit is expected to initially decrease as LIBOR increases. There can be no assurance that we will continue to utilize LIBOR floors. As of December 31, 2020, 99.2% of our investments by total assets earned a floating rate of interest indexed to one-month LIBOR, and of those investments that were financed, all were financed with liabilities that pay a floating rate of interest indexed to one-month LIBOR.

Additionally, floating-rate senior loans typically have lower interest rate sensitivity and less susceptibility to price declines than fixed-rate investments when short-term rates rise. As a result, we believe that our investment strategy, which is primarily focused on originating or acquiring LIBOR-based senior loans, strategically positions our portfolio to earn attractive risk-adjusted yields in a rising interest rate environment. In a declining interest rate environment, our interest income generally decreases as LIBOR decreases; in certain circumstances, however, LIBOR floors relating to our loan portfolio may offset some of the impact from declining rates. As of December 31, 2020, approximately 85% of our loan portfolio by current principal amount outstanding had a LIBOR floor in place of 1.0% or higher, with a weighted average floor of 1.64%.

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

The following chart illustrates the sensitivity of our net interest income to changes in LIBOR on a per weighted average diluted common share basis:
(1)    Assumes loans are drawn up to maximum approved advance rate based on current principal amount outstanding as of December 31, 2020.

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

See Part I, Item 1A. "Risk Factors—Risks Related to our REIT Status and Certain Other Tax Considerations."

Competition

We are engaged in a competitive business. In our lending and investing activities, we compete for opportunities with a variety of institutional lenders and investors, including other REITs, specialty finance companies, public and private funds (including funds that KKR or its affiliates may sponsor, advise and/or manage), commercial and investment banks, commercial finance and insurance companies and other financial institutions. Several other REITs have raised, or are expected to raise, significant amounts of capital, and may have investment objectives that overlap with ours, which may create additional competition for lending and investment opportunities. Some competitors may have a lower cost of funds and access to funding sources that are not available to us. Many of our competitors are not subject to the operating constraints associated with REIT rule compliance or maintenance of an exclusion from registration under the Investment Company Act. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of loans and investments, offer more attractive pricing or other terms and establish more relationships than us. Furthermore, competition for originations of and investments in our target assets may lead to the yields of such assets decreasing, which may further limit our ability to generate satisfactory returns.

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

Human Capital

We do not have any employees. We are externally managed by our Manager pursuant to the management agreement between our Manager and us. Our executive officers are employees of our Manager or one or more of its affiliates. See "Our Manager and KKR."
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

Risks Related to the COVID-19 Pandemic

The current outbreak of the novel coronavirus, or COVID-19, has caused severe disruptions in the U.S. and global economy and to our business, and may have an adverse impact on our performance and results of operations.

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

The scale and scope of the COVID-19 pandemic may heighten a number of potential adverse effects on our business, financial performance, operating results, cash flows and/or financial condition described in this report, which may be material and affect us in ways we cannot foresee at this time. Although it is impossible to predict with certainty the potential full magnitude of the business and economic ramifications, COVID-19 has impacted, and may further impact, our business in various ways, including but not limited to:

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

Although there are effective vaccines for COVID-19 that have been approved for use, distribution of the vaccines did not begin until late 2020, and a majority of the public will likely not have access to a vaccination until sometime in 2021. Accordingly, given the ongoing nature of the outbreak, at this time we cannot reasonably estimate the magnitude of the ultimate impact that COVID-19 will have on our business, financial performance and operating results. We believe COVID-19’s adverse impact on our business, financial performance and operating results will in part be significantly driven by a number of factors that we are unable to predict or control, including, for example: the severity and duration of the pandemic; the pandemic’s impact on the U.S. and global economies, including concerns regarding additional surges of the pandemic or the expansion of the economic impact thereof as a result of certain jurisdictions “re-opening” or otherwise lifting certain restrictions prematurely; the availability of U.S. federal, state, local or non-U.S. funding programs aimed at supporting the economy during the COVID 19-pandemic, including uncertainties regarding the potential implementation of new or extended programs; the timing, scope and effectiveness of additional governmental responses to the pandemic; the timing and speed of economic recovery, including the availability of a treatment or vaccination for COVID-19; and the negative impact on our financing sources, vendors and other business partners that may indirectly adversely affect us.

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

A number of entities compete with us to make the types of loans and investments we seek to originate or acquire. Our profitability depends, in large part, on our ability to originate or acquire target assets on attractive terms. In originating or acquiring target assets, we compete with a variety of institutional lenders and investors, including other REITs, specialty finance companies, public and private funds (including funds that KKR or its affiliates may in the future sponsor, advise and/or manage), commercial and investment banks, commercial finance and insurance companies and other financial institutions. Several other REITs have raised, or are expected to raise, significant amounts of capital, and may have investment objectives that overlap with ours, which may create additional competition for lending and investment opportunities. Some competitors may have a lower cost of funds and access to funding sources that are not available to us, such as the U.S. government. Many of our competitors are not subject to the operating constraints associated with REIT rule compliance or maintenance of an exclusion from registration under the Investment Company Act. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of loans and investments, offer more attractive pricing or other terms and establish more relationships than us. Furthermore, competition for originations of and investments in our target assets may lead to the yields of such assets decreasing, which may further limit our ability to generate satisfactory returns. In addition, changes in the financial regulatory regime could decrease the current restrictions on banks and other financial institutions and allow them to compete with us for investment opportunities that were previously not available to them. See “Risks Related to Our Company—Changes in laws or regulations governing our operations, changes in the interpretation thereof or newly enacted laws or regulations and any failure by us to comply with these laws or regulations, could require changes to certain of our business practices, negatively impact our operations, cash flow or financial condition, impose additional costs on us, subject us to increased competition or otherwise adversely affect our business” below.

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

We seek to invest primarily in debt investments in or relating to real estate assets. Any deterioration of real estate fundamentals generally, and in the United States in particular, could negatively impact our performance, increase the default risk applicable to borrowers, and/or make it relatively more difficult for us to generate attractive risk-adjusted returns. Changes in general economic conditions, including as a result of the COVID-19 pandemic, will affect the creditworthiness of borrowers and/or the value of underlying real estate collateral relating to our investments and may include economic and/or market fluctuations, changes in environmental, zoning and other laws, casualty or condemnation losses, regulatory limitations on rents, decreases in property values, changes in the appeal of properties to tenants, changes in supply and demand of real estate products, fluctuations in real estate fundamentals (including average occupancy and room rates for hotel properties), energy and supply shortages, various uninsured or uninsurable risks, natural disasters, terrorism, acts of war, outbreaks of pandemic or contagious diseases, changes in government regulations (such as rent control), political and legislative uncertainty, changes in monetary policy, changes in real property tax rates and operating expenses, changes in interest rates, changes in the availability of debt financing and/or mortgage funds which may render the sale or refinancing of properties difficult or impracticable, increased mortgage defaults, increases in borrowing rates, negative developments in the economy that depress travel activity, adverse changes in demand and/or real estate values generally and other factors that are beyond our control.

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

Our primary interest rate exposures relate to the yield on our loans and other investments and the financing cost of our debt, as well as any interest rate swaps that we may utilize for hedging purposes. Changes in interest rates and credit spreads will affect our net income from loans and other investments, which is the difference between the interest and related income earned on interest-earning investments and the interest and related expense incurred in financing these investments. As of December 31, 2020, 99.2% of our investments by total assets earned a floating rate of interest indexed to one-month USD LIBOR. The remaining 0.8% of our investments earned a fixed rate of interest. In a declining interest rate environment, our interest income generally decreases as LIBOR decreases. Also, in a declining interest rate environment, the value of our fixed-rate investments may increase and if interest rates were to increase, the value of these fixed-rate investments may fall; however, the interest income generated by these fixed-rate investments would not be affected by market interest rates. The interest rates we pay under our current financing facilities are floating rate. Accordingly, our interest expense will generally increase as interest rates increase and decrease as interest rates decrease. Generally, the composition of our investments is such that rising interest rates will increase our net income, while declining interest rates will decrease our net income. However, LIBOR floors relating to our floating rate loans may offset some of the impact from declining rates. Our net interest income currently benefits from in-the-money LIBOR floors in our loan portfolio, however that benefit is initially expected to decrease as LIBOR increases. There can be no assurance that we will continue to utilize LIBOR floors.

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

Furthermore, increases in interest rates and/or credit spreads may negatively affect demand for loans and could result in higher borrower default rates, while decreases in interest rates and/or credit spreads may decrease our interest income on floating-rate investments and may lead to a higher prepayment rates on our loans.

We may not have control over certain of our loans and investments.

Our ability to manage our portfolio of loans and investments may be limited by the form in which they are made. In certain situations, we may:

•acquire investments subject to rights of senior classes, special servicers or collateral managers under intercreditor, servicing agreements or securitization documents;

•pledge our investments as collateral for financing arrangements;

•acquire only a minority and/or a non-controlling participation in an underlying investment;

•co-invest with others through partnerships, joint ventures or other entities, thereby acquiring non-controlling interests; or

•rely on independent third-party management or servicing with respect to the management of an asset.

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

CRE debt instruments (e.g., mortgages, mezzanine loans and preferred equity) that are secured by commercial property are subject to risks of delinquency and foreclosure and risks of loss that are greater than similar risks associated with loans made on the security of single-family residential property. The ability of a borrower to repay a loan secured by an income-producing property typically is dependent primarily upon the successful operation of the property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower’s ability to repay the loan may be impaired. Net operating income of an income-producing property can be affected by, among other things:

•tenant mix and tenant bankruptcies;

•success of tenant businesses;

•property management decisions, including with respect to capital improvements, particularly in older building structures;

•property location and condition;

•competition from other properties offering the same or similar services;

•changes in laws that increase operating expenses or limit rents that may be charged;

•any liabilities relating to environmental matters at the property;

•changes in national, regional or local economic conditions and/or specific industry segments;

•declines in national, regional or local real estate values;

•declines in national, regional or local rental or occupancy rates;

•changes in interest rates and in the state of the credit and securitization markets and the debt and equity capital markets, including diminished availability or lack of debt financing for CRE;

•changes in real estate tax rates and other operating expenses;

•changes in governmental rules, regulations and fiscal policies, including environmental legislation, income tax regulations and other tax legislation;
•outbreaks of contagious or pandemic diseases, including COVID-19;

•acts of God, terrorism, social unrest and civil disturbances, which may decrease the availability of or increase the cost of insurance or result in uninsured losses; and

•adverse changes in zoning laws.

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

We primarily invest in transitional loans to borrowers who are typically seeking short-term capital to be used in an acquisition or rehabilitation of a property. The typical borrower under a transitional loan has usually identified an undervalued asset that has been under-managed and/or is located in a recovering market. If the market in which the asset is located fails to improve according to the borrower’s projections, or if the borrower fails to improve the quality of the asset’s management and/or the value of the asset, the borrower may not receive a sufficient return on the asset to satisfy the transitional loan, and we bear the risk that we may not recover some or all of our investment.

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

Generally, our borrowers may repay their loans prior to their stated final maturities. In periods of declining interest rates and/or credit spreads, prepayment rates on loans generally increase. If general interest rates and credit spreads decline at the same time, the proceeds of such prepayments received during such periods are likely to be reinvested by us in assets yielding less than the yields on the assets that were prepaid. We may not be able to reinvest the principal repaid at the same or higher yield of the original investment. In addition, the value of our assets may be affected by prepayment rates on loans. If we originate or acquire mortgage-related securities or a pool of mortgage securities, we anticipate that the underlying mortgages will prepay at a projected rate generating an expected yield. If we purchase assets at a premium to par value, when borrowers prepay their loans faster than expected, the corresponding prepayments on the mortgage-related securities may reduce the expected yield on such securities because we will have to amortize the related premium on an accelerated basis. Conversely, if we purchase assets at a discount to par value, when borrowers prepay their loans slower than expected, the decrease in corresponding prepayments on the mortgage-related securities may reduce the expected yield on such securities because we will not be able to accrete the related discount as quickly as originally anticipated. In addition, as a result of the risk of prepayment, the market value of the prepaid assets may benefit less than other fixed income securities from declining interest rates.

Prepayment rates on loans may be affected by a number of factors including, but not limited to, the then-current level of interest rates and credit spreads, fluctuations in asset values, the availability of mortgage credit, the relative economic vitality of the area in which the related properties are located, the servicing of the loans, possible changes in tax laws, other opportunities for investment, and other economic, social, geographic, demographic and legal factors and other factors beyond our control. Consequently, such prepayment rates cannot be predicted with certainty and no strategy can completely insulate us from prepayment or other such risks. If prepayment rates exceed our expectations, we may have greater difficulty in redeploying the proceeds into new investment opportunities, which may significantly increase our cash balance and exacerbate the risks related to our cash management strategy. For further discussion of the risks related to capital deployment, see “Difficulty in redeploying the proceeds from repayments of our existing loans and investments may cause our financial performance and returns to investors to suffer” below.

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

In addition, we have also invested in CMBS, and may from time to time invest in CMBS and CRE CLO securities as part of our short-term cash management strategy. Subordinate interests such as CMBS, CRE CLO securities and similar structured finance investments generally are not actively traded and are relatively illiquid investments. Volatility in CMBS and CRE CLO trading markets may cause the value of these investments to decline. In addition, if the underlying mortgage portfolio has been overvalued by the originator, or if the values subsequently decline and, as a result, less collateral value is available to satisfy interest and principal payments and any other fees in connection with the trust or other conduit arrangement for such securities, we may incur significant losses. For further discussion of the risks related to such investments, see “Our investments in CMBS and other similarly structured finance investments, as well as those we structure, sponsor or arrange, would pose additional risks, including the risks of the securitization process, the risk that we will not be able to recover some or all of our investment, the possibility that the CMBS market will be significantly affected by current or future regulation and the risk that we will not be able to hedge or transfer our CMBS B-Piece investments for a significant period of time” below.

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

In certain limited cases (e.g., in connection with a workout, restructuring and/or foreclosing proceedings involving one or more of our debt investments), the success of our investment strategy with respect thereto will depend, in part, on our ability to effectuate loan modifications and/or restructures. The activity of identifying and implementing any such restructuring programs entails a high degree of uncertainty. There can be no assurance that we will be able to successfully identify and implement such restructuring programs. Further, such modifications and/or restructuring may entail, among other things, a substantial reduction in the interest rate and a substantial write-off of the principal of such loan, debt securities or other interests. However, even if a restructuring were successfully accomplished, a risk exists that, upon maturity of such real estate loan, debt securities or other interests replacement “takeout” financing will not be available.

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

A prolonged economic slowdown, a lengthy or severe recession or declining real estate values could impair our investments and harm our operations.

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

A decline in the fair value of our assets may require us to recognize an “other-than-temporary” impairment or write-off against such assets under GAAP if we were to determine that, with respect to any assets in unrealized loss positions, we do not have the ability and intent to hold such assets to maturity or for a period of time sufficient to allow for recovery to the original acquisition cost of such assets. If such a determination were to be made, we would recognize unrealized losses through earnings and write-off the amortized cost of such assets to a new cost basis, based on the fair value of such assets on the date they are considered to be other-than-temporarily impaired. Such impairment charges reflect non-cash losses at the time of recognition; subsequent disposition or sale of such assets could further affect our future losses or gains, as they are based on the difference between the sale price received and adjusted amortized cost of such assets at the time of sale. If we experience a decline in the fair value of our assets, it could adversely affect our results of operations and financial condition.

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

Investing in derivative instruments may present various additional market and counterparty-related risks including, but not limited to:

•Lack of Liquidity: Derivative instruments, especially when purchased in large amounts, may not be liquid in all circumstances, so that in volatile markets we may not be able to close out a position without incurring a loss. Although both OTC and exchange-traded derivative markets may experience the lack of liquidity, OTC non-standardized derivative transactions are generally less liquid than exchange-traded instruments, particularly because participants in OTC markets are not required to make continuous markets in the contracts they trade.

•Volatility: The prices of derivative instruments, including swaps, futures, forwards and options, are highly volatile and such instruments may subject us to significant losses. The value of such derivatives also depends upon the price of the underlying asset, reference rate or index, which may also be subject to volatility. In addition, actual or implied daily limits on price fluctuations and speculative position limits on the exchanges or OTC markets in which we may conduct our transactions in derivative instruments may prevent prompt liquidation of positions, subjecting us to the potential of greater losses. Derivative instruments that may be purchased or sold by us may include instruments not traded on an exchange. The risk of nonperformance by the obligor on such an instrument may be greater and the ease with which we can dispose of or enter into closing transactions with respect to such an instrument may be less than in the case of an exchange-traded instrument. In addition, significant disparities may exist between “bid” and “asked” prices for derivative instruments that are traded OTC and not on an exchange. Such OTC derivatives are also typically not subject to the same type of investor protections or governmental regulation as exchange traded instruments.

•Imperfect Correlation: When used for hedging purposes, an imperfect or variable degree of correlation between price movements of the derivative instrument and the underlying asset, reference rate or index sought to be hedged may prevent us from achieving the intended hedging effect or expose us to the risk of loss. The imperfect correlation between the value of a derivative and the underlying assets may result in losses on the derivative transaction that are greater than the gain in the value of the underlying assets in our portfolio.

•Valuation Risk: The derivative instruments used by us may be difficult to value or involve the risk of mispricing or improper valuation, especially where the markets for such derivatives instruments are illiquid and/or such derivatives involve complex structures, or where there is imperfect correlation between the value of the derivative instrument and the underlying asset, reference rate or index.

•Counterparty Risk: Derivative instruments also involve exposure to counterparty risk, since contract performance depends in part on the financial condition of the counterparty. See “—Risks Related to Our Financing and Hedging —We will be subject to counterparty risk associated with any hedging activities.”

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

Our investment guidelines permit investments in non-U.S. assets, subject to the same guidelines as investments in U.S. assets. To the extent that we invest in non-U.S. real estate-related assets, we may be subject to certain risks associated with international investments generally, including, among others:

•currency exchange matters, including fluctuations in currency exchange rates and costs associated with conversion of investment principal and income from one currency to another;

•less developed or efficient financial markets than in the United States, which may lead to potential price volatility and relative illiquidity;

•the burdens of complying with international regulatory requirements and prohibitions that differ between jurisdictions;

•changes in laws or clarifications to existing laws that could impact our tax treaty positions, which could adversely impact the returns on our investments;

•a less developed legal or regulatory environment, differences in the legal and regulatory environment or enhanced legal and regulatory compliance;

•political hostility to investments by foreign investors;

•higher inflation rates;

•higher transaction costs;

•difficulty enforcing contractual obligations;

•fewer investor protections;

•potentially adverse tax consequences; or

•other economic and political risks.

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

Accounting rules for current expected credit losses, transfers of financial assets, securitization transactions, consolidation of VIEs and other aspects of our operations are highly complex and involve significant judgment and assumptions. These complexities could lead to a delay in preparation of financial information and the delivery of this information to our stockholders. Changes in accounting interpretations or assumptions could also impact our consolidated financial statements and our ability to timely prepare our consolidated financial statements. Our inability to timely prepare our consolidated financial statements in the future would likely have a significant adverse effect on our stock price.

Provisions for credit losses are difficult to estimate.

Our provision for credit losses is evaluated on a quarterly basis. The determination of our provision for credit losses requires us to make certain estimates and judgments, which may be difficult to determine. Our estimates and judgments are based on a number of factors, including projected cash flow from the collateral securing our loans, debt structure, including the availability of reserves and recourse guarantees, likelihood of repayment in full at the maturity of a loan, potential for refinancing and expected market discount rates for varying property types, all of which remain uncertain and are subjective. Our estimates and judgments may not be correct and, therefore, our results of operations and financial condition could be severely impacted.

In addition, on January 1, 2020, we adopted Accounting Standards Update 2016-13, “Financial Instruments—Credit Losses, Measurement of Credit Losses on Financial Instruments (Topic 326),” which replaced the “incurred loss” model for recognizing credit losses with an “expected loss” model referred to as the Current Expected Credit Loss model, or CECL. Under the CECL model, we are required to present certain financial assets carried at amortized cost, such as loans held for investment, at the net amount expected to be collected. The measurement of expected credit losses is based on information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. This measurement will take place at the time the financial asset is first added to the balance sheet and updated quarterly thereafter. This differs significantly from the “incurred loss” model previously required under GAAP, which delayed recognition until it was probable a loss has been incurred. Accordingly, the adoption of the CECL model has materially affected, and will continue to materially affect, how we determine our allowance for loan losses and could require us to significantly increase our allowance and recognize provisions for credit losses earlier in the lending cycle. Moreover, the CECL model may create more volatility in the level of our allowance for credit losses. If we are required to materially increase our level of allowance for credit losses for any reason, such increase could adversely affect our business, financial condition and results of operations.

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

We currently have outstanding indebtedness and, subject to market conditions and availability, we may incur a significant amount of additional debt through bank credit facilities (including term loans and revolving facilities), warehouse facilities and structured financing arrangements, public and private debt issuances (including through securitizations) and derivative instruments, in addition to transaction or asset-specific funding arrangements and additional repurchase agreements. We may also issue debt or equity securities to fund our growth. The percentage of leverage we employ will vary depending on our available capital, our ability to obtain and access financing arrangements with lenders, the type of asset we are funding, whether the financing is recourse or non-recourse, debt restrictions contained in those financing arrangements and the lenders’ and rating agencies’ estimate of the stability of our investment portfolio’s cash flow. We may significantly increase the amount of leverage we utilize at any time without approval of our board of directors. In addition, we may leverage individual assets at substantially higher levels. Incurring substantial debt could subject us to many risks that, if realized, would materially and adversely affect us, including the risk that:

•our cash flow from operations may be insufficient to make required payments of principal of and interest on our debt or we may fail to comply with covenants contained in our debt agreements, which is likely to result in (1) acceleration of such debt (and any other debt containing a cross-default or cross-acceleration provision), which we then may be unable to repay from internal funds or to refinance on favorable terms, or at all, (2) our inability to borrow undrawn amounts under our financing arrangements, even if we are current in payments on borrowings under those arrangements, which would result in a decrease in our liquidity, and/or (3) the loss of some or all of our collateral assets to foreclosure or sale;

•our debt may increase our vulnerability to adverse economic and industry conditions with no assurance that investment yields will increase in an amount sufficient to offset the higher financing costs;

•we may be required to dedicate a substantial portion of our cash flow from operations to payments on our debt, thereby reducing funds available for operations, future business opportunities, stockholder distributions or other purposes; and

•we may not be able to refinance any debt that matures prior to the maturity (or realization) of an underlying investment it was used to finance on favorable terms or at all.

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

We borrow funds under master repurchase agreements with various counterparties. The documents that govern these master repurchase agreements and the related guarantees contain, and additional lending facilities may contain, customary affirmative and negative covenants, including financial covenants applicable to us that may restrict our flexibility to determine our operating policies and investment strategy. In particular, our master repurchase agreements require us to maintain a certain amount of cash or set aside assets sufficient to maintain a specified liquidity position that would allow us to satisfy our collateral obligations. As a result, we may not be able to leverage our assets as fully as we would otherwise choose, which could reduce our return on assets. If we are unable to meet these collateral obligations, our financial condition and prospects could deteriorate rapidly. If we fail to meet or satisfy any of these covenants, we would be in default under these agreements, and our lenders could elect to declare outstanding amounts due and payable, terminate their commitments, require the posting of additional collateral and enforce their interests against existing collateral. We may also be subject to cross-default and acceleration rights in our other debt facilities. Further, this could also make it difficult for us to satisfy the requirements necessary to maintain our qualification as a REIT for U.S. federal income tax purposes or to maintain our exclusion from registration under the Investment Company Act. Our master repurchase agreements also grant certain consent rights to the lenders thereunder which give them the right to consent to certain modifications to the pledged collateral. This could limit our ability to manage a pledged investment in a way that we think would provide the best outcome for our stockholders.

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

Our ability to fund our investments may be impacted by our ability to secure bank credit facilities (including term loans and revolving facilities), warehouse facilities and structured financing arrangements, public and private debt issuances (including through securitizations) and derivative instruments, in addition to transaction or asset-specific funding arrangements and additional repurchase agreements on acceptable terms. We may also rely on short-term financing that would be especially exposed to changes in availability. Our access to sources of financing will depend upon a number of factors, over which we have little or no control, including:

•general economic or market conditions;

•the market’s view of the quality of our assets;

•the market’s perception of our growth potential;

•our current and potential future earnings and cash distributions; and

•the market price of the shares of our common stock.

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

On November 30, 2020, the IBA, with the support of the United States Federal Reserve and the United Kingdom’s Financial Conduct Authority, announced plans to consult on ceasing publication of LIBOR on December 31, 2021 for only the one week and two month LIBOR tenors, and on June 30, 2023 for all other LIBOR tenors. While this announcement extends the transition period to June 2023, the United States Federal Reserve concurrently issued a statement advising banks to stop new LIBOR issuances by the end of 2021. In light of these recent announcements, the future of LIBOR at this time is uncertain and any changes in the methods by which LIBOR is determined or regulatory activity related to LIBOR’s phaseout could cause LIBOR to perform differently than in the past or cease to exist.

We cannot predict the effect of the decision not to sustain LIBOR, or, if changes are ultimately made to LIBOR, the effect of those changes. As of December 31, 2020, 99.9% of our loans by principal balance earned a floating rate of interest indexed to LIBOR, and 100.0% of our outstanding financing arrangements (excluding convertible notes) bear interest indexed to LIBOR. All of these arrangements provide procedures for determining an alternative base rate in the event that LIBOR is discontinued. Regardless, there can be no assurances as to what alternative base rates may be and whether such base rate will be more or less favorable than LIBOR and any other unforeseen impacts of the potential discontinuation of LIBOR. Any changes, reforms or replacements relating to LIBOR could increase our interest expense and could have an adverse impact on the market for or value of any LIBOR-linked securities, loans, derivatives and other financial obligations or extensions of credit held by or due to us or on our overall financial condition or results of operations. In addition, there could be a mismatch between the timing of adjusting the floating base rate from LIBOR to an alternative base rate upon the discontinuation of LIBOR, between our financing arrangements and our loan investments, which may have an immediate and significant adverse impact on our results of operations and cash flows and the market value of our investments. We intend to monitor the developments with respect to the potential phasing out of LIBOR and work with our lenders and borrowers to minimize the impact of any LIBOR transition on our financial condition and results of operations, but can provide no assurances regarding the impact of the discontinuation of LIBOR.

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

Subject to maintaining our qualification as a REIT, we may pursue various hedging strategies to seek to reduce our exposure to adverse changes in interest rates and fluctuations in currencies. Our hedging activity will vary in scope based on the level and volatility of interest rates, exchange rates, the type of assets held and other changing market conditions. Interest rate and currency hedging may fail to protect or could adversely affect us because, among other things:

•interest, currency and/or credit hedging can be expensive and may result in us generating less net income;

•available interest or currency rate hedges may not correspond directly with the interest rate or currency risk for which protection is sought;

•due to a credit loss, prepayment or asset sale, the duration of the hedge may not match the duration of the related asset or liability;

•the amount of income that a REIT may earn from hedging transactions (other than hedging transactions that satisfy certain requirements of the Internal Revenue Code of 1986, as amended (the “Code”) or that are done through a taxable REIT subsidiary) to offset interest rate losses is limited by U.S. federal income tax provisions governing REITs;

•the credit quality of the hedging counterparty owing money on the hedge may be downgraded to such an extent that it impairs our ability to sell or assign our side of the hedging transaction;

•we may fail to recalculate, readjust and execute hedges in an efficient manner; and

•legal, tax and regulatory changes could occur and may adversely affect our ability to pursue hedging strategies and/or increase the costs of implementing such strategies.

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

In addition, we can offer no assurance that our Manager will remain our investment manager or that we will continue to have access to our Manager’s officers and key personnel. The current term of the management agreement extends to December 31, 2021 and will be automatically renewed for additional one-year terms thereafter; provided, however, that our Manager may terminate the management agreement annually upon 180 days’ prior notice. If the management agreement is terminated and no suitable replacement is found to manage us, we may not be able to execute our business plan.

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

The past performance of vehicles and funds advised by affiliates of our Manager, as well as KKR’s and its affiliates’ other investment funds, vehicles and accounts, is not predictive of our performance, in particular because the investment objectives of such other funds, vehicles and accounts differ from our investment objectives. Investors should not assume that they will experience returns, if any, comparable to those experienced by investors in such vehicles. Moreover, we and the other vehicles advised by affiliates of our Manager are different in several respects, including:

•asset or instrument types targeted may differ;

•our use of leverage and hedging strategies may differ;

•our fee structures differ;

•we may not acquire or sell assets at similar times; and

•the other vehicles advised by affiliates of our Manager have operated under market conditions that may differ materially from market conditions that will exist at the time we make investments.

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

Some examples of conflicts of interest that may arise by virtue of our relationship with our Manager and KKR include:

•Fees and expenses.  KKR may earn fees and/or other compensation from us, our holding vehicles and other entities through which we invest, and, in connection with equity investments made by us, if any, entities in which we invest (“portfolio entities”). In particular, KKR has in the past and may in the future act as underwriter or placement agent in connection with an offering of securities or instruments by us and other entities in which we invest and may also provide syndication services to such entities, including in respect of co-investments in transactions in which we participate. The fee potential inherent in a particular investment or transaction could be viewed as an incentive for our Manager to seek to refer, allocate or recommend an investment or transaction to us. In addition, we or our portfolio entities may engage consultants, including KKR Capstone, a group of entities that are not KKR affiliates or subsidiaries but operate under several consulting agreements with KKR, and our Manager’s network of senior advisors, industry advisors and real estate consultants. We will directly bear, or indirectly bear through portfolio entities, the cost of operating and consulting services provided by these consultants. While our Manager believes that the fees, reimbursable expenses and other compensation paid to these consultants are reasonable and generally at market rates for the relevant activities, such compensation is not negotiated at arm’s length and from time to time may be in excess of fees, reimbursable expenses or other compensation that may be charged by comparable third parties. In addition, we may provide loans or otherwise invest alongside one or more KKR investment vehicles or with KKR (investing for their own account) and other co-investors. We and KKR investment vehicles may also pursue similar real estate credit investment strategies. Our Manager and KKR will determine, in their sole discretion, the appropriate allocation of investment-related expenses, including broken deal expenses incurred in respect of unconsummated investments and expenses more generally relating to a particular investment strategy, among the funds, vehicles and accounts participating or that would have participated in such investments or that otherwise participate in the relevant investment strategy, as applicable, which may result in us bearing more or less of these expenses than other participants or potential participants in the relevant investments.

•KKR’s investment advisory and proprietary activities.  KKR may make strategic investments or enter into transactions for operational funding purposes, which, in each case, will be investments or transactions that are not offered to us, and also may make opportunistic investments pursuant to investment strategies that mirror, or are similar to in whole or in part, investment strategies implemented by us and KKR on behalf of itself and KKR investment vehicles. For example, in February 2021, KKR acquired Global Atlantic Financial Group Limited (“Global Atlantic”), a leading retirement and life insurance company with over $70 billion of adjusted invested assets as of March 31, 2020. Therefore, KKR and its affiliates (including Global Atlantic) may compete with, and have interests adverse to us. The existence of KKR, its affiliates and KKR investment vehicles investing in the same or similar investments that may be made by us could, among other adverse consequences, affect the terms of loans and other investments pursued by us and the demand for such financing. In such circumstances, KKR’s interest in maximizing the investment return of its proprietary entities creates a conflict of interest in that our Manager may be motivated to allocate more attractive investments to the proprietary entities under its management and allocate less attractive investments to us. Similarly, KKR may be motivated to allocate scarce investment opportunities to the proprietary entities under its management rather than to us. In the case of KKR’s allocation of investment opportunities between us and Global Atlantic, for example, we will continue to be KKR's primary vehicle for transitional senior loans, receiving first priority with respect to those investments, which have been our primary target asset since our IPO, while Global Atlantic is expected to receive priority with respect to stabilized senior loan opportunities. Additionally, KKR has in the past given and is expected to continue to give advice or take action (including entering into short sales or other “opposite way trading” activities) with respect to the investments held by, and transactions of, KKR investment vehicles or proprietary entities of KKR that are different from or otherwise inconsistent with, the advice given or timing or nature of any action taken with respect to the investments held by us and our transactions. Additionally, the investment programs employed by KKR for KKR investment vehicles or proprietary entities of KKR could conflict with the transactions and strategies employed by our Manager in managing our company. Where our company, proprietary entities of KKR and KKR investment vehicles have provided financing to the same borrower, their interests may be in conflict irrespective of whether their investments are at different levels of the capital structure.

•Other KKR activities.  Conflicts of interest may arise in allocating time, services or resources among our investment activities, KKR investment vehicles, KKR, other entities affiliated with KKR and the senior officers of KKR. Although members of the KKR Real Estate team intend to devote such time as may be necessary to conduct our business affairs in an appropriate manner, our Manager and KKR will continue to devote the resources necessary to manage the investment activities of KKR, KKR investment vehicles, other entities affiliated with KKR and the executives of KKR and, therefore, conflicts may arise in the allocation of time, services and resources. KKR is not precluded from conducting activities unrelated to us. In addition, KKR may expand the range of services that it provides over time. Except as and to the extent expressly provided in the management agreement with our Manager, our Manager and KKR will not be restricted in the scope of their business or in the performance of any such services (whether now offered or undertaken in the future) even if such activities could give rise to conflicts of interest.

•No assurance of ability to participate in investment opportunities.  As indicated above, certain KKR investment vehicles, including any seed investments, do and may in the future pursue the same investment opportunities as us. Subject to our organizational documents and governing agreements, KKR has sole discretion to determine the manner in which investment opportunities are allocated between us, KKR and KKR investment vehicles. This allocation presents inherent conflicts of interest where demand exceeds available supply. As a result, our share of investment opportunities may be materially affected by competition from KKR investment vehicles and from proprietary entities of KKR. The conflicts inherent in making such allocation decisions may not always be resolved to our advantage. Generally, and subject to our organizational documents and governing agreements, our Manager will allocate investment opportunities between us and KKR investment vehicles in a manner that is consistent with an allocation methodology established by our Manager reasonably designed to help ensure allocations of opportunities are made over time on a fair and equitable basis. However, we will not necessarily have any priority in respect of any category of investments, and the allocation of investment opportunities in accordance with our Manager’s allocation methodology may result in us being allocated less than a pro rata share of an investment opportunity or none of such opportunity. For example, on January 10, 2017 we made a $40.0 million commitment to an aggregator vehicle alongside RECOP I, a KKR-managed investment fund. During the aggregator vehicle’s investment period, investment opportunities available to KKR that fall within the primary investment strategy of acquiring newly issued CMBS B-Pieces will be shared pro rata between such aggregator vehicle and another KKR aggregator vehicle based on capital commitments. In respect of investments that are within the vehicles’ investment objective but outside the primary investment strategy that are suitable for us or other KKR investment vehicles, KKR will allocate such opportunities among the aggregators, us and such other KKR investment vehicles in their sole discretion. For more information, see Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Our Portfolio.” In addition, certain KKR investment vehicles have priority investment rights to certain investment opportunities that may be suitable for us, and such vehicles with priority investment rights could be established by KKR in the future. These include, but are not limited to, KKR’s special situations, mezzanine and real estate funds.

•Duties owed to KKR investment vehicles.  KKR, including our Manager, may structure an investment as a result of which one or more KKR investment vehicles are offered the opportunity to participate in the same or separate debt tranche of an investment allocated to us. As advisor to such KKR investment vehicles, KKR, including our Manager, may owe a fiduciary or other duty to the KKR investment vehicles and may face a conflict of interest in respect of the advice they give to, or the decisions made with regard to, us and such KKR investment vehicles.

•Co-investments.  We may co-invest together with KKR investment vehicles and/or KKR proprietary balance sheet entities in some or all of our investment opportunities. KKR may also offer co-investment opportunities to vehicles in which KKR personnel, non-employee consultants and other associated persons of KKR or any of its affiliate entities may invest and to third-party co-investors. In such circumstances, the size of the investment opportunity otherwise available to us may be less than it would otherwise have been, and we may participate in such opportunities on different and potentially less favorable economic terms than such parties if our Manager deems such participation as being otherwise in our best interests. Furthermore, when KKR proprietary entities or

KKR investment vehicles have interests or requirements that do not align with our interests, including differing liquidity needs or desired investment horizons, conflicts may arise in the manner in which any voting or control rights are exercised with respect to the relevant investment, potentially resulting in an adverse impact on us. Generally, such transactions are not required to be presented to our board of directors for approval, and there can be no assurances that any conflicts will be resolved in our favor.

•Investments in which KKR and/or KKR investment vehicles have a different principal interest.  Without the approval of KKR’s global conflicts and compliance committee, we will not acquire a controlling interest in any class or tranche of debt securities of any borrower in which KKR or any KKR investment vehicle has a pre-existing controlling equity interest (excluding any investments shared by us and such parties upon initial investment or any related follow-on investment). However, in circumstances where KKR’s global conflicts and compliance committee approves a transaction of this type, approval by our board of directors is generally not required, and our interests and those of KKR or such KKR investment vehicle may not always be aligned, which may give rise to actual or potential conflicts of interest and actions taken for us may be adverse to KKR or such KKR investment vehicle, or vice versa.

•Competing interests; allocation of resources.   KKR may make investments on behalf of itself and/or KKR investment vehicles that are competitive with our investments. In providing advice and recommendations to, or with respect to, such investments and in dealing in such investments on behalf of such KKR investment vehicles or KKR, to the extent permitted by law, KKR will not take into consideration our interests or our Manager’s investments. Accordingly, such advice, recommendations and dealings may result in adverse consequences to us and our investments. Conflicts of interest may also arise with respect to the allocation of our Manager’s time and resources between our investments and other investments. In addition, conflicts of interest may arise where KKR personnel and non-employee consultants serve as directors or interim executives of, or otherwise are associated with, our portfolio entities (e.g., if the entity is in financial difficulty) or entities that are competitors of certain of our portfolio entities.

•Information sharing.  Although we have leveraged, and plan to continue to leverage KKR’s firm-wide resources to help source, conduct due diligence on, structure, syndicate and create value for our investments, the information-sharing policies and procedures of KKR relating to confidential information and the information barrier between the public and private side of KKR, as well as certain legal and contractual and tax constraints, could significantly limit our ability to do so. In addition, in providing services in respect of our investments and other investments, our Manager may come into possession of information that it is prohibited from acting on (including on our behalf) or disclosing as a result of applicable confidentiality requirements or applicable law, even though such action or disclosure would be in our interests. Furthermore, to the extent not restricted by confidentiality requirements or applicable law, KKR may apply experience and information gained in providing services to our investments to provide services to competing investments of KKR investment vehicles, which may have adverse consequences for us or our investments.

•Other affiliate transactions.  We may borrow money from multiple lenders, including KKR. Although our Manager will approve such transactions only on terms, including the consideration to be paid, that are determined by our Manager in good faith to be appropriate for us, it is possible that the interests of such affiliated lender could be in conflict with ours and the interests of our stockholders. KKR may also, on our behalf, effect transactions, including transactions in the secondary markets where KKR is also acting as a broker or other advisor on the other side of the same transaction. Notwithstanding that KKR may not receive commissions from such agency cross-transactions, it may nonetheless have a potential conflict of interest with respect to us and the other parties to those transactions to the extent it receives commissions or other compensation from such other parties.

•KKR stakes in third-party hedge fund managers.  KKR has stakes in third-party hedge fund managers. Funds and accounts managed by such third-party managers and underlying portfolio funds and accounts may invest in securities or other financial instruments of companies in which we may also have an interest, or in competitors of ours or our investments. Actions taken by any of these third-party hedge fund managers in respect of any of the foregoing may adversely impact our company.

•Transactions with any KKR fund or affiliate.   Pursuant to the terms of the management agreement, and subject to applicable law, our Manager will not consummate on our behalf any transaction that involves (i) the sale of any investment to or (ii) the acquisition of any investment from KKR, any KKR fund or any of their affiliates unless such transaction (A) is on terms no less favorable to us than could have been obtained on an arm’s length basis from an unrelated third party and (B) has been approved in advance by a majority of our independent directors. Although our Manager will seek to resolve any conflicts of interest in a fair and equitable manner in accordance with the allocation policy and its prevailing policies and procedures with respect to conflicts resolution among KKR funds generally, only those transactions set forth in this paragraph will be required to be presented for approval by the independent directors.

•Management agreement.  The management agreement was negotiated between related parties and its terms, including fees payable to our Manager, may not be as favorable to us as if they had been negotiated with an unaffiliated third party. In addition, we may choose not to enforce, or to enforce less vigorously, our rights under the management agreement because of our desire to maintain an ongoing relationship with our Manager.

•Service providers.  Certain advisors and other service providers, or their affiliates (including accountants, administrators, lenders, bankers, brokers, attorneys, consultants and investment or commercial banking firms), to us and our investments may also provide goods or services to or have business, personal, political, financial or other relationships with KKR (including our Manager). Such advisors and service providers may be investors in KKR investment vehicles, sources of investment opportunities for KKR, our company or KKR investment vehicles or may otherwise be co-investors with or counterparties to transactions involving the foregoing. These relationships may influence our Manager in deciding whether to select or recommend such a service provider to perform services for us or a borrower (the cost of which will generally be borne directly or indirectly by us or such borrower, as applicable).

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

Legal and Regulatory Risks

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

Maintaining an exclusion from registration under the Investment Company Act imposes significant limits on our operations. Your investment return may be reduced if we are required to register as an investment company under the Investment Company Act.

We currently conduct, and intend to continue to conduct, our operations so that we are not required to register as an investment company under the Investment Company Act. We believe we are not an investment company under Section 3(a)(1)(A) of the Investment Company Act because we do not engage primarily, or hold ourselves out as being engaged primarily, in the business of investing, reinvesting or trading in securities. In addition, we intend to conduct our operations so that we do not come within the definition of an investment company under Section 3(a)(1)(C) of the Investment Company Act because less than 40% of our total assets on an unconsolidated basis will consist of “investment securities” (the “40% test”). Excluded from the term “investment securities” (as defined in the Investment Company Act) are securities issued by majority-owned subsidiaries that are themselves not investment companies and are not relying on the exclusion from the definition of investment company set forth in Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act.

To maintain an exclusion from registration as an investment company, the securities issued to us by any wholly owned or majority-owned subsidiaries that we may form in the future that are excluded from the definition of investment company under Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act, together with any other investment securities we may own, may not have a value in excess of 40% of the value of our total assets on an unconsolidated basis. We will monitor our holdings to ensure ongoing compliance with this test, but there can be no assurance that we will be able to maintain an exclusion from registration as an investment company. The 40% test limits the types of businesses in which we may engage through our subsidiaries. In addition, the assets we and our subsidiaries may originate or acquire are limited by the provisions of the Investment Company Act and the rules and regulations promulgated under the Investment Company Act, which may adversely affect our business.

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

As a consequence of our seeking to maintain an exclusion from registration under the Investment Company Act on an ongoing basis, we and/or our subsidiaries may be restricted from making certain investments or may structure investments in a manner that would be less advantageous to us than would be the case in the absence of such requirements. In particular, a change in the value of any of our assets could negatively affect our ability to maintain an exclusion from registration under the Investment Company Act and cause the need for a restructuring of our investment portfolio. For example, these restrictions may limit our and our subsidiaries’ ability to invest directly in mortgage-backed securities that represent less than the entire ownership in a pool of senior loans, debt and equity tranches of securitizations and certain asset-backed securities, non-controlling equity interests in real estate companies or in assets not related to real estate; however, we and our subsidiaries may invest in such securities to a certain extent. In addition, seeking to maintain an exclusion from registration under the Investment Company Act may cause us and/or our subsidiaries to acquire or hold additional assets that we might not otherwise have acquired or held or dispose of investments that we and/or our subsidiaries might not have otherwise disposed of, which could result in higher costs or lower proceeds to us than we would have paid or received if we were not seeking to comply with such requirements. Thus, maintaining an exclusion from registration under the Investment Company Act may hinder our ability to operate solely on the basis of maximizing profits.

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

We classify our assets for purposes of certain of our subsidiaries’ Section 3(c)(5)(C) exclusion from the Investment Company Act based upon no-action positions taken by the SEC staff and interpretive guidance provided by the SEC and its staff. Based on such guidance, to qualify for the exclusion pursuant to Section 3(c)(5)(C), each such subsidiary generally is required to hold at least (i) 55% of its assets in “qualifying” real estate assets and (ii) 80% of its assets in “qualifying” real estate assets and real estate-related assets. “Qualifying” real estate assets for this purpose include senior loans, certain B-Notes and certain mezzanine loans that satisfy various conditions as set forth in SEC staff no-action letters and other guidance, and other assets that the SEC staff in various no-action letters and other guidance has determined are the functional equivalent of senior loans for the purposes of the Investment Company Act. We treat as real estate-related assets B-Notes and mezzanine loans that do not satisfy the conditions set forth in the relevant SEC staff no-action letters and other guidance, and debt and equity securities of companies primarily engaged in real estate businesses. Unless a relevant SEC no action letter or other guidance applies, we expect to treat preferred equity interests as real estate-related assets. The SEC has not published guidance with respect to the treatment of CMBS for purposes of the Section 3(c)(5)(C) exclusion. Unless the SEC or its staff issues guidance with respect to CMBS, we intend to treat CMBS as a real estate-related asset. These no-action positions are based on specific factual situations that may be substantially different from the factual situations we and our subsidiaries may face, and a number of these no-action positions were issued more than twenty years ago. There may be no guidance from the SEC staff that applies directly to our factual situations and as a result we may have to apply SEC staff guidance that relates to other factual situations by analogy. No assurance can be given that the SEC or its staff will concur with our classification of our assets. In addition, the SEC or its staff may, in the future, issue further guidance that may require us to re-classify our assets for purposes of the Investment Company Act, including for purposes of our subsidiaries’ compliance with the exclusion provided in Section 3(c)(5)(C) of the Investment Company Act. There is no guarantee that we will be able to adjust our assets in the manner required to maintain an exclusion from registration under the Investment Company Act and any adjustment in our strategy or assets could have a material adverse effect on us.

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

Various laws and regulations currently exist that restrict the investment activities of banks and certain other financial institutions but do not apply to us, which we believe creates opportunities for us to participate in certain investments that are not available to these more regulated institutions. Any deregulation of the financial industry, including by amending the Dodd-Frank Act, may decrease the restrictions on banks and other financial institutions and would create more competition for investment opportunities that were previously not available to the financial industry. For example, in 2018, a bill was signed into law that eased the regulation and oversight of certain banks under the Dodd-Frank Act. See “—Risks Related to Our Lending and Investment Activities—We operate in a competitive market for lending and investment opportunities, and competition may limit our ability to originate or acquire desirable loans and investments or dispose of assets we target and could also affect the yields of these assets and have a material adverse effect on our business, financial condition and results of operations.”

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

Government counterparties or agencies may have the discretion to change or increase regulation of a borrower’s operations, or implement laws or regulations affecting a borrower’s operations, separate from any contractual rights it may have. A borrower could also be materially and adversely affected as a result of statutory or regulatory changes or judicial or administrative interpretations of existing laws and regulations that impose more comprehensive or stringent requirements on such company. Governments have considerable discretion in implementing regulations, for example, the possible imposition or increase of taxes on income earned by a borrower or gains recognized by us on our investment in such borrower, that could impact a borrower’s business as well as our return on our investment with respect to such borrower. Changes in government rules, regulations and fiscal policies, including increases in property taxes, changes in zoning laws and increasing costs to comply with environmental law could increase operating expenses for our borrowers. Likewise, changes in rent control or rent stabilization laws or other residential landlord/tenant laws could result in lower revenue growth or significant unanticipated expenditures for our borrowers. For example, in 2016, voters in Mountain View, California passed a referendum that limits rent increases on existing tenants (but not on new move-ins) in communities built before 1995. These initiatives and any other future enactments of rent control or rent stabilization laws or other laws regulating multifamily housing may reduce our borrowers’ rental revenues or increase their operating costs. Such laws and regulations may limit our borrowers’ ability to charge market rents, increase rents, evict tenants or recover increases in their operating costs, which may, in turn, impact our return on our investment with respect to such borrowers.

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

We expect to continue to operate so as to qualify as a REIT under the Code. However, qualification as a REIT involves the application of highly technical and complex Code provisions for which only a limited number of judicial or administrative interpretations exist. Our continued qualification as a REIT will depend on our continuing ability to meet various requirements concerning, among other things, our sources of income, the nature of our investments, the amounts we distribute to our stockholders and the ownership of our stock. We also own interests in entities that have elected to be taxed as REITs. If any such entity were to fail to qualify as a REIT, it could negatively impact our ability to satisfy the REIT requirements. Notwithstanding the availability of cure provisions in the Code, various compliance requirements could be failed and could jeopardize our REIT status. Furthermore, new tax legislation, administrative guidance or court decisions, in each instance potentially with retroactive effect, could make it more difficult or impossible for us to continue to qualify as a REIT. If we fail to qualify as a REIT in any tax year, then:

•we would be taxed as a regular domestic corporation, which under current laws, among other things, means being unable to deduct distributions to stockholders in computing taxable income and being subject to U.S. federal income tax on taxable income at regular corporate income tax rates;

•any resulting tax liability could be substantial and could have a material adverse effect on our book value;

•unless we were entitled to relief under applicable statutory provisions, we would be required to pay taxes as described above, and thus, our cash available for distribution to stockholders would be reduced for each of the years during which we do not qualify as a REIT and for which we had taxable income; and

•we generally would not be eligible to elect to be taxed as a REIT for the subsequent four full taxable years.

Even if we maintain our qualification as a REIT, we may incur tax liabilities that would reduce our cash available for distribution to stockholders.

Even if we maintain our qualification as a REIT, we may become subject to U.S. federal income taxes and related state and local taxes. For example, net income from the sale of properties that are “dealer” properties sold by a REIT (a “prohibited transaction” under the Code) will be subject to a 100% tax. Our distributions may not be sufficient to avoid excise taxes applicable to REITs. Similarly, if we were to fail an income or asset test (and did not lose our REIT status because such failure was due to reasonable cause and not willful neglect), we would have to pay a penalty tax, which could be material. We also may decide to retain net capital gain we earn from the sale or other disposition of our investments and pay income tax directly on such income. In that event, our stockholders would be treated as if they earned that income and paid the tax on it directly. However, stockholders that are tax-exempt, such as charities or qualified pension plans, would have no benefit from their deemed payment of such tax liability unless they file U.S. federal income tax returns and seek a refund of such tax on such return. We also may be subject to state and local taxes on our income or property, including franchise, payroll, mortgage recording and transfer taxes, either directly or at the level of the other companies through which we indirectly own assets. For example, our domestic taxable REIT subsidiaries are subject to full U.S. federal, state, local and foreign corporate-level income taxes. Any taxes we pay directly or indirectly will reduce our cash available for distribution to stockholders.

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

Under current law, the maximum U.S. federal income tax rate applicable to qualified dividend income payable to certain non-corporate U.S. holders is 20%. Dividends payable by REITs, however, generally are not eligible for the reduced qualified dividend rates. For taxable years beginning before January 1, 2026, however, non-corporate taxpayers may deduct up to 20% of certain pass-through business income, including “qualified REIT dividends” (generally, dividends received by a REIT shareholder that are not designated as capital gain dividends or qualified dividend income), subject to certain limitations, resulting in an effective maximum U.S. federal income tax rate of 29.6% on such income. Although the reduced U.S. federal income tax rate applicable to qualified dividend income does not adversely affect the taxation of REITs or dividends payable by REITs, the more favorable rates applicable to regular corporate qualified dividends and the reduced corporate tax rate could cause certain non-corporate investors to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our common stock.

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

We originate and acquire mezzanine loans, for which the IRS has provided a safe harbor but not rules of substantive law. Pursuant to the safe harbor, if a mezzanine loan meets certain requirements, it will be treated by the IRS as a real estate asset for purposes of the REIT asset tests, and interest derived from the mezzanine loan will be treated as qualifying mortgage interest for purposes of the REIT 75% income test. Our mezzanine loans may not meet all of the requirements of this safe harbor. In the event we own a mezzanine loan that does not meet the safe harbor, the IRS could challenge such loan’s treatment as a real estate asset for purposes of the REIT asset and income tests and, if such a challenge were sustained, we could fail to qualify as a REIT, unless we are able to qualify for a statutory REIT “savings” provision, which may require us to pay a significant penalty tax to maintain our REIT qualification.

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

A REIT may own up to 100% of the stock of one or more taxable REIT subsidiaries. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a taxable REIT subsidiary. A corporation of which a taxable REIT subsidiary directly or indirectly owns more than 35% of the voting power or value of the stock will automatically be treated as a taxable REIT subsidiary. Overall, no more than 20% of the gross value of a REIT’s assets may consist of stock or securities of one or more taxable REIT subsidiaries. In addition, the taxable REIT subsidiary rules limit the deductibility of amounts paid or accrued by a taxable REIT subsidiary to its parent REIT to assure that the taxable REIT subsidiary is subject to an appropriate level of corporate taxation. The rules also impose a 100% excise tax on certain transactions between a taxable REIT subsidiary and its parent REIT that are not conducted on an arm’s length basis.

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

Any such changes could have an adverse effect on an investment in our shares or on the market value or the resale potential of our assets. You are urged to consult with your tax advisor with respect to the impact of recent legislation on your investment in our shares and the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our shares. Although REITs generally receive certain tax advantages compared to entities taxed as regular corporations, it is possible that future legislation would result in a REIT having fewer tax advantages, and it could become more advantageous for a company that invests in real estate to elect to be treated for U.S. federal income tax purposes as a corporation. Our charter provides our board of directors with the power, under certain circumstances, to revoke or otherwise terminate our REIT election and cause us to be taxed as a regular corporation, without the vote of our stockholders. Our board of directors has duties to us and could only cause such changes in our tax treatment if it determines in good faith that such changes are in our best interest.

Structural, Organizational and Operational Risks

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

KKR and its affiliates control a majority of the combined voting power of all classes of our stock entitled to vote generally in the election of directors. As a result, we will be a “controlled company” within the meaning of the corporate governance standards of the NYSE. Under these rules, a company of which more than 50% of the voting power in the election of directors is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements. For example, controlled companies:

•are not required to have a board of directors that is comprised of a majority of “independent directors,” as defined under the rules of such exchange; and

•are not required to have a nominating and corporate governance committee that is comprised entirely of independent directors.

We intend to utilize these exemptions and may in the future also utilize the exemption from the requirement to have a compensation committee that is comprised entirely of independent directors. Accordingly, for so long as we utilize these exemptions, you will not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of the NYSE.

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

As of December 31, 2020, KKR and its affiliates beneficially owned shares of our common stock providing them with an aggregate 38% of the total voting power of our company. Furthermore, until such time as (1) KKR and its affiliates cease to own at least 25% of the outstanding shares of our common stock, (2) KKR REFT Asset Holdings elects to convert the share of our special voting preferred stock into one share of our common stock or (3) beneficial and/or record ownership of the share of our special voting preferred stock is transferred to any person other than KKR or its affiliates, the share of our special voting preferred stock gives KKR REFT Asset Holdings the right, solely with respect to the election of members of our board of directors, to vote the number of votes necessary to equal a majority of the votes entitled to be cast in an election of directors and thereby control our policy and operations. In addition, pursuant to our stockholders agreement, so long as KKR REFT Asset Holdings and its affiliates own at least 25% of the outstanding shares of our common stock, KKR REFT Asset Holdings will have the right to nominate at least half of the directors to our board of directors. See “Risks Related to Our Relationship with Our Manager and Its Affiliates.”

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

Certain of our pre-IPO stockholders also hold interests in our Manager, which may influence the incentives that such pre-IPO stockholders have with respect to matters between us and our Manager and such interest may not be consistent with the interest of some or all of our stockholders

Certain of our pre-IPO stockholders collectively hold, as of December 31, 2020, a 29.2% interest in our Manager through their ownership of a class of non-voting limited liability company interests in our Manager (the “Non-Voting Manager Units”). This interest means that these pre-IPO stockholders indirectly share in the fees paid by us to our Manager, which may influence the incentives that such stockholders have with respect to matters between us and our Manager and which interests may not be consistent with our interests of some or all of our stockholders.

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

Maryland takeover statutes. The Maryland Business Combination Act could delay or prevent an unsolicited takeover of us. The statute substantially restricts the power of third parties who acquire, or seek to acquire, control of us without the approval of our board of directors to complete mergers and other business combinations even if such transaction would be beneficial to stockholders. “Business combinations” between such a third-party acquirer or its affiliate and us are prohibited for five years after the most recent date on which the acquirer becomes an “interested stockholder.” An “interested stockholder” is defined as any person who beneficially owns 10% or more of the voting power of our outstanding voting stock or an affiliate or associate of ours who, at any time within the two-year period immediately prior to the date in question, was the beneficial owner of 10% or more of the voting power of our then outstanding stock. If our board of directors approved in advance the transaction that would otherwise give rise to the acquirer attaining such status, the acquirer would not become an interested stockholder and, as a result, it could enter into a business combination with us. Our board of directors may, however, provide that its approval is subject to compliance, at or after the time of approval, with any terms and conditions determined by it. Even after the lapse of the five-year prohibition period, any business combination with an interested stockholder must be recommended by our board of directors and approved by the affirmative vote of at least:

•80% of the votes entitled to be cast by stockholders; and

•two-thirds of the votes entitled to be cast by stockholders other than the interested stockholder and affiliates and associates thereof.

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

The Maryland Control Share Acquisition Act of the Maryland General Corporation Law provides that a holder of control shares of a Maryland corporation acquired in a control share acquisition has no voting rights with respect to the control shares except to the extent approved by a vote of two-thirds of the votes entitled to be cast on the matter. Shares owned by the acquiror, by officers or by employees who are directors of the corporation are excluded from shares entitled to vote on the matter. Control shares are voting shares of stock that, if aggregated with all other shares of stock owned by the acquiror or in respect of which the acquiror is able to exercise or direct the exercise of voting power (except solely by virtue of a revocable proxy), would entitle the acquiror to exercise voting power in electing directors within one of the following ranges of voting power:

•one-tenth or more but less than one-third;

•one-third or more but less than a majority; or

•a majority or more of all voting power.

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

Our charter limits the liability of our present and former directors and officers to us and our stockholders for money damages to the maximum extent permitted by Maryland law. Under Maryland law, our present and former directors and officers will not have any liability to us and our stockholders for money damages other than liability resulting from:

•actual receipt of an improper benefit or profit in money, property or services; or

•active and deliberate dishonesty by the director or officer that was established by a final judgment as being material to the cause of action adjudicated.

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

We are generally required to distribute to our stockholders at least 90% of our REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gain, each year for us to qualify as a REIT under the Code, which requirement we currently intend to satisfy through quarterly distributions of at least 90% of our net taxable income in such year, subject to certain adjustments. Although we intend to make regular quarterly distributions to holders of our common stock and we currently expect to distribute at least 90% of our net taxable income to our stockholders on an annual basis, we have not established a minimum distribution payment level and our ability to pay distributions may be adversely affected by a number of factors, including the risk factors described in this Annual Report on Form 10-K. Any distributions we make to our stockholders will be at the discretion of our board of directors and will depend on our earnings, financial condition, liquidity, debt covenants, maintenance of our REIT qualification, applicable law and such other factors as our board of directors may deem relevant from time to time. We believe that a change in any one of the following factors could adversely affect our results of operations and impair our ability to pay distributions to our stockholders:

•our ability to make profitable investments;

•margin calls or other expenses that reduce our cash flow;

•defaults in our asset portfolio or decreases in the value of our portfolio;

•the impact of declining interest rates on our net interest income; and

•the fact that anticipated operating expense levels may not prove accurate, as actual results may vary from estimates.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal executive offices are located at 30 Hudson Yards, New York, New York. We do not own any real property. We consider these facilities to be suitable and adequate for the management and operations of our business.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of December 31, 2020, we were not involved in any material legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

On May 5, 2017, our common stock began trading on the NYSE under the symbol “KREF.” As of February 11, 2021, there were 26 holders of record of our common stock. This does not include the number of stockholders that hold shares in “street name” through banks or broker-dealers.

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

The following table sets forth the dividends declared during each calendar quarter for 2020 and 2019:

Declaration Date	Record Date	Payment Date	Per Share
2020
March 16, 2020	March 31, 2020	April 15, 2020	0.43
June 15, 2020	June 30, 2020	July 15, 2020	0.43
September 15, 2020	September 30, 2020	October 15, 2020	0.43
December 15, 2020	December 31, 2020	January 15, 2021	0.43
2019
March 18, 2019	March 29, 2019	April 12, 2019	0.43
June 14, 2019	June 28, 2019	July 15, 2019	0.43
September 13, 2019	September 30, 2019	October 16, 2019	0.43
December 16, 2019	December 31, 2019	January 15, 2020	0.43

Stockholder Return Performance

The following graph is a comparison of the cumulative total stockholder return on shares of our common stock, the Russell 2000 Index (the “Russell 2000”), and the Bloomberg REIT Mortgage Index, a published industry index, from May 5, 2017 (the date our common stock began trading on the NYSE) to December 31, 2020. The graph assumes that $100 was invested on May 5, 2017 in our common stock, the Russell 2000 and the Bloomberg REIT Mortgage Index and that all dividends were reinvested without the payment of any commissions. There can be no assurance that the performance of our shares will continue in line with the same or similar trends depicted in the graph below.

Total Return Performance

	Period Ending
	5/5/2017	12/31/2017	12/31/2018	12/31/2019	12/31/2020
KKR Real Estate Finance Trust, Inc.	100.0	102.3	106.4	123.8	120.5
Russell 2000	100.0	111.6	99.3	124.6	149.4
Bloomberg REIT Mortgage Index	100.0	107.8	105.9	129.3	100.6

Equity Compensation Plan Information

The following table summarizes information, as of December 31, 2020, relating to our equity compensation plans pursuant to which shares of our common stock or other equity securities may be granted from time to time:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights(1)	Weighted-average exercise price of outstanding options, warrants and rights(2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column 1)
Equity compensation plans approved by security holders	787,942	$—	2,932,529
Equity compensation plans not approved by security holders	—	—	—
Total	787,942	$—	2,932,529
(1)    Reflects the aggregate number of equity-based awards granted under our Amended and Restated KKR Real Estate Finance Trust Inc. 2016 Omnibus Incentive Plan that remained outstanding as of December 31, 2020. All of these awards were in the form of restricted stock units.
(2)    Restricted stock units are not exercisable for consideration.

Issuer Purchases of Equity Securities

In May 2018, our board of directors approved a $100.0 million share repurchase program, effective June 12, 2018, which was originally scheduled to expire on June 30, 2019. On June 17, 2019, we announced that our board of directors approved an extension of the program through June 30, 2020, and on June 15, 2020, our board of directors authorized a further extension of the program. Under the extended program, which no longer has an expiration date, we may repurchase up to $100.0 million of our common stock beginning July 1, 2020, of which up to $50.0 million may be repurchased under a pre-set trading plan meeting the requirements of Rule 10b5-1 under the Exchange Act that provides for repurchases of common stock when the market price per share is below book value per share (calculated in accordance with GAAP as of the end of the most recent quarterly period for which financial statements are available), and the remaining $50.0 million may be used for repurchases in the open market, pursuant to pre-set trading plans meeting the requirements of Rule 10b5-1 under the Exchange Act, in privately negotiated transactions or otherwise. The timing, manner, price and amount of any common stock repurchases will be determined by us in our discretion and will depend on a variety of factors, including legal requirements, price and economic and market conditions. The program does not require us to repurchase any specific number of shares of common stock, and the program may be suspended, extended, modified or discontinued at any time.

During the year ended December 31, 2020, we repurchased 2,037,637 shares of our common stock under the repurchase program at an average price per share of $12.27 for a total of $25.0 million. We did not repurchase any shares of our common stock during the three months ended December 31, 2020.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth our selected consolidated financial data as of the dates and for the periods indicated. The selected consolidated financial data as of December 31, 2020, 2019, 2018, 2017 and 2016, and for the years then ended, was derived from our audited consolidated financial statements.

The selected consolidated financial data should be read in conjunction with Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and related notes thereto included within Part II, Item 8 "Financial Statements and Supplementary Data."

	Year Ended December 31,
(in thousands, except ratio, share, and per share data)	2020	2019	2018	2017	2016
Operating Data:
Net Interest Income
Interest income	$269,188	$274,335	$183,575	$83,145	$32,659
Interest expense	127,312	158,860	85,017	21,224	7,432
Total net interest income	141,876	115,475	98,558	61,921	25,227
Other Income	1,281	5,998	20,093	17,688	15,968
Total Net Revenue	143,157	121,473	118,651	79,609	41,195
Operating Expenses	88,348	30,929	28,914	18,428	8,569
Income (Loss) Before Income Taxes, Noncontrolling Interests, Preferred Dividends and Redemption Value Adjustment	54,809	90,544	89,737	61,181	32,626
Income tax expense (benefit)	412	579	(70)	1,102	354
Net Income (Loss)	54,397	89,965	89,807	60,079	32,272
Redeemable Noncontrolling Interests in Income (Loss) of Consolidated Joint Venture	—	—	63	216	302
Noncontrolling Interests in Income (Loss) of Consolidated Joint Venture	—	—	—	801	813
Net Income (Loss) Attributable to KKR Real Estate Finance Trust Inc. and Subsidiaries	54,397	89,965	89,744	59,062	31,157
Preferred Stock Dividends and Redemption Value Adjustment	844	(527)	2,451	244	16
Net Income (Loss) Attributable to Common Stockholders	$53,553	$90,492	$87,293	$58,818	$31,141
Per Share Data:
Net Income (Loss) Per Share of Common Stock
Basic	$0.96	$1.58	$1.58	$1.30	$1.61
Diluted	$0.96	$1.57	$1.58	$1.30	$1.61
Weighted Average Number of Shares of Common Stock Outstanding
Basic	55,985,014	57,426,912	55,136,548	45,320,358	19,299,597
Diluted	56,057,237	57,532,490	55,171,061	45,321,360	19,299,597
Dividends declared per share of common stock(A)	$1.72	$1.72	$1.69	$1.62	$1.22
Shares of common stock issued and outstanding at period end	55,619,428	57,486,583	57,596,217	53,685,440	24,158,392
Book value per share of common stock(B)	$18.76	$19.52	$19.66	$19.73	$20.60
Share price(C)	$17.92	$20.42	$19.15	$20.01	n.a.
Price to book(D)	0.96	1.05	0.97	1.01	n.a.
Dividend yield(E)	9.60%	8.42%	8.98%	7.40%	n.a.
Leverage ratio(F)	3.6	3.4	2.5	0.8	0.7
Balance Sheet Data (at period end):
Total assets(G)	$4,965,612	$5,057,018	$4,151,590	$2,137,967	$951,829
Secured financing agreements, net	2,574,747	2,884,887	1,951,049	964,800	439,144
Collateralized loan obligations, net	810,000	803,376	800,346	—	—
Secured term loan, net	288,028	—	—	—	—
Convertible notes, net	140,465	139,075	137,688	—	—
Redeemable noncontrolling interests in equity of consolidated joint venture	—	—	—	3,090	3,030
Redeemable preferred stock	1,852	1,694	2,846	949	—
Preferred stock	—	—	—	—	125
Total KKR Real Estate Finance Trust Inc. stockholders' equity	1,043,554	1,122,018	1,132,342	1,059,145	497,698
Noncontrolling interest in equity of consolidated joint venture	—	—	—	—	7,339
Total equity(H)	$1,045,406	$1,123,712	$1,135,188	$1,063,184	$508,067

(A)    Equal to dividends declared on shares of common stock divided by the shares outstanding as of the dividend record date.
(B)    Book value per share as of December 31, 2020, includes the impact of the cumulative non-cash redemption value adjustments to our redeemable Special Non-Voting Preferred Stock (“SNVPS”) and the initial value of the SNVPS, which reduced our book value per share by $0.03 as of December 31, 2020.
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
(F)    Represents (i) total outstanding secured debt agreements, convertible notes, and collateralized loan obligations, less cash, to (ii) total stockholders’ equity, at each period end.
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

We conduct our operations as a REIT for U.S. federal income tax purposes. We generally will not be subject to U.S. federal income taxes on our taxable income to the extent that we annually distribute at least 90% of our net taxable income to stockholders and maintain our qualification as a REIT. We also operate our business in a manner that permits us to maintain an exclusion from registration under the Investment Company Act. We are organized as a holding company and conduct our business primarily through our various subsidiaries.

2020 Highlights

Operating Results:
•Net Income Attributable to Common Stockholders of $53.6 million, or $0.96 per diluted share of common stock.
•Distributable Earnings of $109.3 million, or $1.95 per diluted share of common stock.
•Declared dividends of $1.72 per common share. The fourth quarter dividend of $0.43 per common share produced an annualized yield of 9.60% on our closing stock price as of December 31, 2020.

Investment Activity:
•Originated 10 floating-rate loans totaling $917.9 million, with initial fundings of $694.0 million.
•Current portfolio of $5.0 billion is 97.7% performing and 99.2% floating-rate with a weighted average LTV of 67% as of December 31, 2020.

Portfolio Financing:
•Non-mark-to-market financing is $3.2 billion as of December 31, 2020, representing 83% of our total outstanding portfolio financing, as compared to 72% of our total portfolio financing as of December 31, 2019.
•Executed a $300.0 million secured term loan, with a BB- credit rating.
•Entered into a $500.0 million warehouse financing facility.
•Increased the borrowing capacity on our corporate revolving credit facility to $335.0 million, which was undrawn, as of December 31, 2020.

Capital Markets Activity:
•Repurchased 2,037,637 shares of our common stock for approximately $25.0 million at an average price of $12.27 per share.
•Our book value was $1,043.6 million or $18.76 per common share as of December 31, 2020, inclusive of CECL credit loss allowance of $60.7 million or ($1.09) per common share.

Key Financial Measures and Indicators

As a real estate finance company, we believe the key financial measures and indicators for our business are earnings per share, dividends declared, Distributable Earnings and book value per share.

Earnings (Loss) Per Share and Dividends Declared

The following table sets forth the calculation of basic and diluted net income (loss) per share and dividends declared per share (amounts in thousands, except share and per share data):

	Three Months Ended December 31,	Year Ended December 31,
	2020	2020	2019
Net income(A)	$28,776	$53,553	$90,492
Weighted-average number of shares of common stock outstanding
Basic	55,619,428	55,985,014	57,426,912
Diluted	55,669,230	56,057,237	57,532,490
Net income per share, basic	$0.52	$0.96	$1.58
Net income per share, diluted	$0.52	$0.96	$1.57
Dividends declared per share	$0.43	$1.72	$1.72
(A)     Represents net income attributable to common stockholders.

Distributable Earnings

Beginning with this Annual Report on Form 10-K, and for all subsequent reporting periods ending on or after December 31, 2020, based on guidance from the SEC, we have elected to present Distributable Earnings, a measure that is not prepared in accordance with GAAP, as a supplemental method of evaluating our operating performance. Distributable Earnings replaces our prior presentation of Core Earnings. In order to maintain our status as a REIT, we are required to distribute at least 90% of our taxable income as dividends. Distributable Earnings is intended to serve as a proxy for our taxable income and, as such, is a key indicator of our ability to generate sufficient income to pay our quarterly dividends and in determining the amount of such dividends, which is the primary focus of yield/income investors who comprise a significant portion of our investor base. More broadly, Distributable Earnings, and other similar measures, have historically been a useful indicator of mortgage REITs’ ability to cover their dividends, and to mortgage REITs themselves in determining the amount of any dividends. Accordingly, we believe providing Distributable Earnings on a supplemental basis to our net income as determined in accordance with GAAP is helpful to our stockholders in assessing the overall performance of our business.

We define Distributable Earnings as net income (loss) attributable to our stockholders or, without duplication, owners of our subsidiaries, computed in accordance with GAAP, including realized losses not otherwise included in GAAP net income (loss) and excluding (i) non-cash equity compensation expense, (ii) depreciation and amortization, (iii) any unrealized gains or losses or other similar non-cash items that are included in net income for the applicable reporting period, regardless of whether such items are included in other comprehensive income or loss, or in net income, and (iv) one-time events pursuant to changes in GAAP and certain material non-cash income or expense items agreed upon after discussions between our Manager and our board of directors and after approval by a majority of our independent directors. The exclusion of depreciation and amortization from the calculation of Distributable Earnings only applies to debt investments related to real estate to the extent we foreclose upon the property or properties underlying such debt investments.

While Distributable Earnings excludes the impact of our unrealized current provision for credit losses, any loan losses are charged off and realized through Distributable Earnings when deemed non-recoverable. Non-recoverability is determined (i) upon the resolution of a loan (i.e. when the loan is repaid, fully or partially, or in the case of foreclosure, when the underlying asset is sold), or (ii) with respect to any amount due under any loan, when such amount is determined to be non-collectible.

Distributable Earnings should not be considered as a substitute for GAAP net income. We caution readers that our methodology for calculating Distributable Earnings may differ from the methodologies employed by other REITs to calculate the same or similar supplemental performance measures, and as a result, our reported Distributable Earnings may not be comparable to similar measures presented by other REITs.

We also use Distributable Earnings (before incentive compensation payable to our Manager) to determine the management and incentive compensation we pay our Manager. For its services to KREF, our Manager is entitled to a quarterly management fee equal to the greater of $62,500 or 0.375% of a weighted average adjusted equity and quarterly incentive compensation equal to 20.0% of the excess of (a) the trailing 12-month Distributable Earnings (before incentive compensation payable to our Manager) over (b) 7.0% of the trailing 12-month weighted average adjusted equity (“Hurdle Rate”), less incentive compensation KREF already paid to the Manager with respect to the first three calendar quarters of such trailing 12-month period. The quarterly incentive compensation is calculated and paid in arrears with a three-month lag.

The following table provides a reconciliation of GAAP net income attributable to common stockholders to Distributable Earnings (amounts in thousands, except share and per share data):

	Three Months Ended December 31,	Year Ended December 31,
	2020	2020	2019
Net Income (Loss) Attributable to Common Stockholders	$28,776	$53,553	$90,492
Adjustments
Non-cash equity compensation expense	1,305	5,676	4,091
Unrealized (gains) or losses(A)	(203)	4,036	1,179
Provision for (Reversal of) credit losses, net	(3,438)	50,344	—
Loan write-off	—	(4,650)	—
Non-cash convertible notes discount amortization	91	362	360
Reversal of previously unrealized gain now realized	—	$—	191
Distributable Earnings	$26,531	$109,321	$96,313
Weighted average number of shares of common stock outstanding
Basic	55,619,428	55,985,014	57,426,912
Diluted(B)	55,669,230	56,057,237	57,532,490
Distributable Earnings per Diluted Weighted Average Share	$0.48	$1.95	$1.67

(A)    Includes ($0.1) million, $0.2 million and ($1.2) million non-cash redemption value adjustment of our Special Non-Voting Preferred Stock, and ($0.1) million, $3.9 million and $0.0 million of unrealized mark-to-market adjustment to our RECOP I's underlying CMBS investments for the three months ended December 31, 2020, and for the years ended December 31, 2020 and 2019, respectively.
(B)    Includes 49,802, 72,223 and 105,578 dilutive restricted stock units for the three months ended December 31, 2020 and for the years ended December 31, 2020 and 2019, respectively.

Book Value per Share

We believe that book value per share is helpful to stockholders in evaluating the growth of our company as we have scaled our equity capital base and continue to invest in our target assets. The following table calculates our book value per share of common stock (amounts in thousands, except share and per share data):

	December 31, 2020	December 31, 2019
KKR Real Estate Finance Trust Inc. stockholders' equity	$1,043,554	$1,122,018
Shares of common stock issued and outstanding at period end	55,619,428	57,486,583
Book value per share of common stock	$18.76	$19.52

Book value per share as of December 31, 2020 includes the impact of an estimated CECL credit loss allowance of $60.7 million, or ($1.09) per common share, and a $4.7 million, or ($0.08) per common share, write-off on a $5.5 million mezzanine loan. See Note 2 — Summary of Significant Accounting Policies, to our consolidated financial statements included in this Form 10-K for detailed discussion of allowance for credit losses.

In addition, book value per share includes the impact of a ($0.2) million, or $0.00 per common share, non-cash redemption value adjustment to our redeemable Special Non-Voting Preferred Stock (“SNVPS”) for the year ended December 31, 2020, resulting in a cumulative (since issuance of the SNVPS) decrease of $1.9 million, or ($0.03) per common share to our book value (“SNVPS Cumulative Impact”) as of December 31, 2020. Upon redemption of the SNVPS, our book value will increase as a result of a one-time gain, thus substantially eliminating the SNVPS Cumulative Impact on our book value. See Note 10 — Equity, to our consolidated financial statements included in this Form 10-K for detailed discussion of the SNVPS.

During the first quarter of 2021, we expect to recognize an increase of approximately $0.7 million to the redemption value of our SNVPS and a corresponding decrease to our book value. The non-cash redemption value adjustment will decrease our first quarter of 2021 Net Income Attributable to Common Stockholders (in accordance with GAAP) and will be added back for Distributable Earnings.

Our Portfolio

We have established a $4,997.8 million portfolio of diversified investments, consisting primarily of performing senior loans as of December 31, 2020.

Our loan portfolio is 97.7% performing as of December 31, 2020. During the year ended December 31, 2020 and the month ended January 31, 2021, we collected 99.4% and 97.1% of interest payments due on our loan portfolio, respectively. During the year ended December 31, 2020, we wrote off $4.7 million on a $5.5 million mezzanine loan against the allowance for credit losses. As of December 31, 2020, the average risk rating of our loan portfolio was 3.1 (Average Risk), weighted by total loan exposure. As of December 31, 2020, 84% of our loans, based on total loan exposure, was risk-rated 3 or better. As of December 31, 2020, the average loan in our portfolio was $118.1 million and multifamily and office loans comprised 81% of our loan portfolio, while hospitality and retail loans comprised 9% of the portfolio.

Since our IPO, we have continued to execute on our primary investment strategy of originating floating-rate transitional senior loans and, as we continue to scale our loan portfolio, we expect that our originations will continue to be heavily weighted toward floating-rate loans. As of December 31, 2020, 99.9% of our loans by total loan exposure earned a floating rate of interest and 85% of our portfolio is subject to a LIBOR floor of 1.0% or higher and about half of our portfolio is subject to a LIBOR floor of 1.75% or higher. We expect the majority of our future investment activity to focus on originating floating-rate senior loans that we finance with our repurchase and other financing facilities, with a secondary focus on originating floating-rate loans for which we syndicate a senior position and retain a subordinated interest for our portfolio. As of December 31, 2020, all of our investments were located in the United States. The following charts illustrate the diversification and composition of our loan portfolio, based on type of investment, interest rate, underlying property type, geographic location, vintage and LTV as of December 31, 2020(A):

The charts above are based on total assets. Total assets reflect the principal amount of our senior and mezzanine loans.

(A)    Excludes CMBS B-Piece investments held through RECOP I, an equity method investment.
(B)    Excludes one real estate corporate loan to a multifamily operator with an outstanding principal amount of $50.0 million, representing 1.0% of KREF’s commercial real estate loans, at December 31, 2020.
(C)    LTV is generally based on the initial loan amount divided by the as-is appraised value as of the date the loan was originated or by the current principal amount as of the date of the most recent as-is appraised value.

The following table details our quarterly loan activity (dollars in thousands):

	Three Months Ended				Year Ended
	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020	December 31, 2020	December 31, 2019
Loan originations	$352,500	$—	$—	$565,351	$917,851	$3,111,689
Loan fundings(A)	$337,055	$77,818	$50,577	$496,005	$961,455	$2,891,191
Loan repayments/syndications(B)	(179,553)	(54,419)	(274,311)	(534,581)	(1,042,864)	(1,879,406)
Net fundings	157,502	23,399	(223,734)	(38,576)	(81,409)	1,011,785
PIK interest	—	926	1,433	1,872	4,231	—
Total activity	$157,502	$24,325	$(222,301)	$(36,704)	$(77,178)	$1,011,785
(A)    Includes initial funding of new loans and additional fundings made under existing loans. Excludes fundings on loan participations sold (except for vertical loan syndications).
(B)    Includes $1.2 million and $65.0 million of proceeds from syndication of vertical participation during the years ended December 31, 2020 and 2019, respectively, which did not qualify for sale accounting for GAAP purposes.

The following table details overall statistics for our loan portfolio as of December 31, 2020 (dollars in thousands):

		Total Loan Exposure(A)
	Balance Sheet Portfolio	Total Loan Portfolio	Floating Rate Loans	Fixed Rate Loans
Number of loans	42	42	41	1
Principal balance	$4,869,696	$4,962,120	$4,956,620	$5,500
Amortized cost	$4,844,534	$4,936,958	$4,936,108	$850
Unfunded loan commitments(B)	$471,885	$471,885	$471,885	$—
Weighted-average cash coupon(C)	4.9%	4.8%	L + 3.2%	11.0%
Weighted-average all-in yield(C)	5.2%	5.1%	L + 3.5%	11.0%
Weighted-average maximum maturity (years)(D)	3.3	3.3	3.3	4.5
LTV(E)	67%	67%	67%	71%

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
(C)     As of December 31, 2020, 100.0% of floating rate loans by principal balance are indexed to one-month USD LIBOR. In addition to cash coupon, all-in yield includes the amortization of deferred origination fees, loan origination costs and purchase discounts. Cash coupon and all-in yield for the total portfolio assume applicable floating benchmark rates as of December 31, 2020. L = the greater of one-month USD LIBOR; spot rate of 0.14%, and the applicable contractual LIBOR floor, included in portfolio-wide averages represented as fixed rates. Does not factor in prepayment fee income that might be earned upon prepayment.
(D)     Maximum maturity assumes all extension options are exercised by the borrower; however, our loans may be repaid prior to such date. As of December 31, 2020, based on total loan exposure, 39.5% of our loans were subject to yield maintenance or other prepayment restrictions and 60.5% were open to repayment by the borrower without penalty.
(E)     Loan-to-value ratio ("LTV") is generally based on the initial loan amount divided by the as-is appraised value as of the date the loan was originated or by the current principal amount as of the date of the most recent as-is appraised value.

The table below sets forth additional information relating to our portfolio as of December 31, 2020 (dollars in millions):

	Investment(A)	Investment Date	Total Whole Loan	Committed Principal Amount	Current Principal Amount	Net Equity(B)	Location	Property Type	Coupon(C)(D)	Max Remaining Term (Years)(C)(E)	Loan Per SF / Unit / Key	LTV(C)(F)	Risk Rating
	Senior Loans(H)
1	Senior Loan	6/28/2019	$340.0	$340.0	$334.6	$73.6	Chicago, IL	Multifamily	L + 2.8	5.5	$ 418,289 / unit	75%	3
2	Senior Loan	6/28/2019	345.0	278.8	271.1	71.6	Arlington, VA	Multifamily	L + 2.6	3.5	$ 244,215 / unit	70	3
3	Senior Loan	12/20/2018	234.5	234.5	200.1	43.2	New York, NY	Condo (Residential)	L + 3.6	3.0	$ 1,250 / SF	71	4
4	Senior Loan	5/23/2018	227.3	227.3	208.6	38.6	Boston, MA	Office	L + 2.4	2.4	$ 444 / SF	53	3
5	Senior Loan	5/31/2019	216.5	216.5	210.6	37.6	Various	Multifamily	L + 3.5	3.4	$ 196,862 / unit	74	3
6	Senior Loan	11/13/2017	194.4	194.4	194.1	37.1	Minneapolis, MN	Office	L + 3.8	1.9	$ 178 / SF	63	2
7	Senior Loan	6/6/2019	186.0	186.0	179.5	100.3	Chicago, IL	Multifamily	L + 3.6	3.4	$ 364,837 / unit	72	3
8	Senior Loan	8/13/2019	185.0	185.0	171.6	50.4	Denver, CO	Multifamily	L + 2.8	3.7	$ 288,834 / unit	64	3
9	Senior Loan	11/15/2019	183.3	183.3	162.3	46.0	Irvine, CA	Office	L + 2.9	3.9	$ 255 / SF	66	3
10	Senior Loan	4/11/2019	182.6	182.6	155.0	25.6	Philadelphia, PA	Office	L + 2.6	3.4	$ 220 / SF	65	3
11	Senior Loan	12/20/2019	175.5	175.5	72.9	32.0	Washington, D.C.	Office	L + 3.4	4.0	$ 357 / SF	58	3
12	Senior Loan	9/13/2018	172.0	172.0	172.0	33.7	Seattle, WA	Office	L + 3.9	2.8	$ 502 / SF	62	3
13	Senior Loan	7/15/2019	170.0	170.0	131.8	22.7	Chicago, IL	Office	L + 3.3	3.6	$ 127 / SF	59	3
14	Senior Loan	6/19/2018	165.0	165.0	164.9	37.2	Philadelphia, PA	Office	L + 2.5	2.5	$ 169 / SF	71	3
15	Senior Loan	12/5/2018	163.0	163.0	148.0	23.4	New York, NY	Multifamily	L + 2.6	2.9	$ 556,391 / unit	67	3
16	Senior Loan	10/23/2020	509.9	159.7	94.7	15.0	Oakland, CA	Office	L + 4.3	4.9	$ 291 / SF	65	3
17	Senior Loan	2/6/2020	153.7	153.7	112.8	18.3	Plano, TX	Office	L + 2.7	4.1	$ 157 / SF	64	3
18	Senior Loan	11/9/2018	151.6	151.6	141.6	29.0	Fort Lauderdale, FL	Hospitality	L + 2.9	2.9	$ 409,275 / key	62	4
19	Senior Loan	3/29/2019	138.0	138.0	137.0	22.3	Boston, MA	Multifamily	L + 2.7	3.3	$ 351,282 / unit	63	3
20	Senior Loan	11/7/2018	135.0	135.0	132.1	21.5	West Palm Beach, FL	Multifamily	L + 2.9	2.9	$ 162,669 / unit	73	3
21	Senior Loan	12/19/2019	128.9	128.9	128.9	19.9	Various	Retail	L + 2.6	4.6	$ 95 / SF	55	2
22	Senior Loan	10/26/2015	109.6	109.6	109.6	89.6	Portland, OR	Retail	L + 5.5	0.3	$ 101 / SF	61	5
23	Senior Loan	2/3/2020	102.3	102.3	102.3	20.9	San Diego, CA	Multifamily	L + 3.3	4.1	$ 442,965 / unit	71	4
24	Senior Loan	8/4/2017	99.1	99.1	99.1	66.2	New York, NY	Condo (Residential)	L + 4.7	0.8	$ 1,712 / SF (I)	73	4
25	Senior Loan	12/11/2020	95.8	95.8	18.4	4.8	Denver, CO	Industrial	L + 3.8	5.0	$ 12 / SF	76	3
26	Senior Loan	10/15/2019	93.4	93.4	71.2	18.8	State College, PA	Student Housing	L + 2.7	3.9	$ 59,603 / bed	64	3
27	Senior Loan	9/7/2018	92.3	92.3	92.3	16.8	Seattle, WA	Multifamily	L + 2.6	2.7	$ 515,571 / unit	76	3
28	Senior Loan	12/11/2019	91.0	91.0	91.0	19.1	Los Angeles, CA	Multifamily	L + 2.8	2.0	$ 421,296 / unit	72	3
29	Senior Loan	3/29/2018	86.0	86.0	86.0	14.5	New York, NY	Multifamily	L + 2.6	2.3	$ 462,366 / unit	48	3
30	Senior Loan	3/20/2018	80.7	80.7	80.7	14.7	Seattle, WA	Office	L + 3.6	2.3	$ 466 / SF	61	3
31	Senior Loan	12/4/2020	80.0	80.0	78.0	47.4	Austin, TX	Multifamily	L + 3.7	3.9	$ 200,000 / unit	77	3
32	Senior Loan	10/30/2018	77.0	77.0	77.0	13.0	Philadelphia, PA	Multifamily	L + 2.7	2.9	$ 150,391 / unit	73	3
33	Senior Loan	1/18/2019	76.9	76.9	76.9	16.7	Brooklyn, NY	Hospitality	L + 2.9	3.1	$ 392,450 / key	69	4
34	Senior Loan	12/23/2019	73.9	73.9	73.1	12.1	Herndon, VA	Multifamily	L + 2.5	4.0	$ 248,787 / unit	72	3
35	Senior Loan	10/23/2020	141.8	70.9	68.5	12.8	Arlington, VA	Multifamily	L + 3.8	4.8	$ 380,726 / unit	73	3

	Investment(A)	Investment Date	Total Whole Loan	Committed Principal Amount	Current Principal Amount	Net Equity(B)	Location	Property Type	Coupon(C)(D)	Max Remaining Term (Years)(C)(E)	Loan Per SF / Unit / Key	LTV(C)(F)	Risk Rating
36	Senior Loan	7/21/2017	70.1	70.1	66.9	66.8	Queens, NY	Industrial	L + 3.0	1.6	$ 111 / SF	77	4
37	Senior Loan	12/4/2020	69.0	69.0	65.0	64.4	Washington, D.C.	Multifamily	L + 3.5	4.9	$ 259,815 / unit	63	3
38	Senior Loan	9/12/2019	67.5	67.5	67.5	12.4	Austin, TX	Multifamily	L + 2.5	3.7	$ 191,218 / unit	75	3
39	Senior Loan	10/14/2020	80.0	40.0	38.7	7.1	Denver, CO	Multifamily	L + 3.6	3.9	$ 460,566 / unit	49	3
	Total/Weighted Average Senior Loans Unlevered		$5,943.5	$5,416.2	$4,886.6	$1,317.1			L + 3.1%	3.3		67%	3.1
	Non-Senior Loans
1	Mezzanine	1/27/2020	20.0	20.0	20.0	19.9	Westbury, NY	Multifamily	L + 9.0	3.6	$ 464,135 / unit	66	3
2	Mezzanine(J)	6/19/2015	5.5	5.5	5.5	0.9	Various	Retail	11.0%	4.5	$ 45 / SF	71	5
3	Real Estate Corporate	12/11/2020	125.0	50.0	50.0	49.1	n.a.	Multifamily	L + 12.0	5.0	n.a.	n.a.	3
	Total/Weighted Average Non-Senior Loans Unlevered		$150.5	$75.5	$75.5	$69.9			12.3%	4.6		67%	3.1
	CMBS B-Pieces
1	RECOP I(G)	2/13/2017	n.a.	40.0	35.7	35.7	Various	Various	4.7	8.5	n.a.	58	n.a.
	Total/Weighted Average CMBS B-Pieces Unlevered			$40.0	$35.7	$35.7			4.7%	8.5		58%
*    Numbers presented may not foot due to rounding.
(A)    Our total portfolio represents the current principal amount on senior, mezzanine and corporate loans and net equity in RECOP I, which holds CMBS B-Piece investments.
For Senior Loan 7, the total whole loan is $186.0 million, of which a $81.6 million senior note was syndicated to a third party lender. Post syndication, we retained the mezzanine loan and a 45% interest in the senior loan with a total commitment of $104.4 million, of which $100.7 million was funded as of December 31, 2020, at a blended interest rate of L+4.7%.
For Senior Loan 16, the total whole loan is $509.9 million, co-originated and co-funded by us and a KKR affiliate. Our interest was 31% of the loan or $159.7 million, of which $134.7 million in senior notes were syndicated to third party lenders. Post syndication, we retained a mezzanine loan with a commitment of $25.0 million, of which $14.8 million was funded as of December 31, 2020, at an interest rate of L+12.9%.
(B)    Net equity reflects (i) the amortized cost basis of our loans, net of borrowings; and (ii) the cost basis of our investment in RECOP I.
(C)    Weighted average is weighted by current principal amount for our senior, mezzanine and corporate loans and by net equity for our RECOP I CMBS B-Pieces.
(D)    L = the greater of one-month USD LIBOR; spot rate of 0.14%, and the applicable contractual LIBOR floor, included in portfolio-wide averages represented as fixed rates.
(E)    Max remaining term (years) assumes all extension options are exercised, if applicable.
(F)    For senior loans, LTV is based on the initial loan amount divided by the as-is appraised value as of the date the loan was originated or by the current principal amount as of the date of the most recent as-is appraised value; for Senior Loan 3, LTV is based on the initial loan amount divided by the appraised bulk sale value assuming a condo-conversion and no renovation; for Senior Loan 24, LTV is based on the current principal amount divided by the adjusted appraised gross sellout value net of sales cost; for mezzanine loans, LTV is based on the current balance of the whole loan dividend by the as-is appraised value as of the date the loan was originated; for RECOP I CMBS B-Pieces, LTV is based on the weighted average LTV of the underlying loan pool at issuance. Weighted Average LTV does not include one fully funded corporate loan to a multifamily operator with an outstanding principal amount of $50.0 million.
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
(I)    For Senior Loan 24, Loan per SF of $1,712 is based on the allocated loan amount of the residential units. Excluding the value of the retail and parking components of the collateral, the Loan per SF is $2,035 based on allocating the full amount of the loan to only the residential units.
(J)    For Mezzanine Loan 2, Current Principal Amount is gross of $4.7 million write-off (of amortized cost).

Portfolio Surveillance and Credit Quality

Our Manager actively manages our portfolio and assesses the risk of any deterioration in credit quality by quarterly evaluating the performance of the underlying property, the valuation of comparable assets as well as the financial wherewithal of the associated borrower. Our loan documents generally give us the right to receive regular property, borrower and guarantor financial statements; approve annual budgets and tenant leases; and enforce loan covenants and remedies. In addition, our Manager evaluates the macroeconomic environment, prevailing real estate fundamentals and micro-market dynamics where the underlying property is located. Through site inspections, local market experts and various data sources, as part of its risk assessment, our Manager monitors criteria such as new supply and tenant demand, market occupancy and rental rate trends, and capitalization rates and valuation trends.

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

4—High Risk/Potential for Loss—A loan that has a risk of realizing a principal loss. The underlying property performance is behind underwritten expectations, or the sponsor is behind schedule in executing its business plan. The underlying market fundamentals may have deteriorated, comparable property valuations may be declining or property occupancy has been volatile, resulting in current cash flow that may not support debt service payments. The loan exhibits a high LTV (>80%), and the loan covenants are unlikely to fully mitigate some risks. Interest payments may come from an interest reserve or sponsor equity.

5—Impaired/Loss Likely—A loan that has a very high risk of realizing a principal loss or has otherwise incurred a principal loss. The underlying property performance is significantly behind underwritten expectations, the sponsor has failed to execute its business plan and/or the sponsor has missed interest payments. The market fundamentals have deteriorated, or property performance has unexpectedly declined or valuations for comparable properties have declined meaningfully since loan origination. Current cash flow does not support debt service payments. With the current capital structure, the sponsor might not be incentivized to protect its equity without a restructuring of the loan. The loan exhibits a very high LTV (>90%), and default may be imminent.

During the year ended December 31, 2020, we entered into loan modifications that include, among other changes, incremental capital contributions or partial repayments from certain borrowers, repurposing of reserves, and a temporary partial deferral for a portion of the coupon as payment-in-kind interest (“PIK Interest”) due, which is capitalized, compounded, and added to the outstanding principal balance of the respective loans. These loan modifications were not considered troubled debt restructurings (TDR) under GAAP, other than as described below. As of December 31, 2020, three loan modifications included temporary PIK Interest provisions, with a total outstanding loan principal and net book value of $317.7 million and $312.2 million, respectively. Total PIK Interests of $4.2 million was deferred and compounded into outstanding loan principal during the year ended December 31, 2020.

During the fourth quarter of the year ended December 31, 2020, one senior retail loan, which was due in November 2020, was modified to extend the maturity date through March 2021 with an option to extend to April 2021. The loan modification included a deferral of interest due and a Deed in Lieu of Foreclosure, which allows us to obtain title of the underlying property in the event of default, as defined. As of December 31, 2020, the loan had a principal balance and an amortized cost of $109.6 million and $109.6 million, respectively, had a risk rating of 5, and was on non-accrual status since October 2020. We had no remaining unfunded commitment as of December 31, 2020. While we did not forgive or charge-off any amounts due under this loan, this modification is considered a TDR under GAAP.

As of December 31, 2020, the average risk rating of KREF's portfolio was 3.1 (Average Risk), weighted by total loan exposure, as compared to 3.1 (Average Risk) as of September 30, 2020.

December 31, 2020					September 30, 2020
Risk Rating	Number of Loans	Net Book Value	Total Loan Exposure(A)(B)	Total Loan Exposure %	Risk Rating	Number of Loans	Net Book Value	Total Loan Exposure(A)(B)	Total Loan Exposure %
1	—	$—	$—	—%	1	—	$—	$—	—%
2	2	321,686	323,026	6.5	2	2	252,692	253,349	5.1
3	32	3,715,132	3,836,983	77.3	3	27	3,837,354	3,945,637	78.9
4	6	675,727	687,040	13.9	4	6	666,405	684,767	13.7
5	2	72,188	115,071	2.3	5	2	76,788	115,071	2.3
	42	$4,784,733	$4,962,120	100.0%		37	$4,833,239	$4,998,824	100.0%
(A)    Excludes $66.2 million and $66.2 million vertical loan syndication as of December 31, 2020 and September 30, 2020, respectively.
(B)    In certain instances, we finance our loans through the non-recourse sale of a senior interest that is not included in our consolidated financial statements. Total loan exposure includes the entire loan we originated and financed, including $158.7 million and $143.6 million of such non-consolidated senior interests as of December 31, 2020 and September 30, 2020, respectively.

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

Portfolio Financing

Our portfolio financing arrangements include term loan financing, term lending agreement, collateralized loan obligations, secured term loan, warehouse facility, asset specific financing, non-consolidated senior interest (collectively “Non-Mark-to-Market Financing Sources”), master repurchase agreements, and loan participations sold (excluding vertical loan syndications).

Our Non-Mark-to-Market Financing Sources, which accounted for 83% of our total secured financing (excluding our corporate revolver) as of December 31, 2020, are not subject to credit or capital markets mark-to-market provisions. The remaining 17% of our secured borrowings, which is primarily comprised of three master repurchase agreements, are only subject to credit marks.

We continue to expand and diversify our financing sources, especially those sources that provide non-mark-to-market financing, reducing our exposure to market volatility.

The following table summarizes our portfolio financing (dollars in thousands):

		Portfolio Financing Outstanding Principal Balance(A)
	Non-/Mark-to-Market	December 31, 2020	December 31, 2019
Master repurchase agreements	Mark-to-Credit	$673,120	$1,088,217
Term loan financing	Non-Mark-to-Market	948,204	798,180
Term lending agreement	Non-Mark-to-Market	900,000	870,051
Collateralized loan obligations	Non-Mark-to-Market	810,000	810,000
Secured term loan	Non-Mark-to-Market	300,000	—
Warehouse Facility	Non-Mark-to-Market	—	—
Asset specific financing	Non-Mark-to-Market	60,000	142,268
Non-consolidated senior interests	Non-Mark-to-Market	158,672	143,600
Total portfolio financing		$3,849,996	$3,852,316
(A)    Excludes $66.2 million and $65.0 million of vertical loan participations sold as of December 31, 2020 and 2019, respectively. Such participations did not qualify for sale accounting under GAAP and therefore were consolidated in our Consolidated Balance Sheets as of December 31, 2020 and 2019, respectively.

Financing Agreements

The following table details our financing agreements (dollars in thousands):

	December 31, 2020
	Maximum	Collateral	Borrowings
	Facility Size(A)	Assets(B)	Potential(C)	Outstanding	Available
Master Repurchase Agreements
Wells Fargo	$1,000,000	$683,726	$450,616	$446,208	$4,408
Morgan Stanley	600,000	221,310	165,061	150,150	14,911
Goldman Sachs	240,000	157,572	76,762	76,762	—
Term Loan Facility	1,000,000	1,155,378	948,204	948,204	—
Term Lending Agreement
KREF Lending V	900,000	1,120,637	900,000	900,000	—
Warehouse Facility
HSBC	500,000	—	—	—	—
Asset Specific Financing
BMO Facility	300,000	76,000	60,800	60,000	800
Revolver	335,000	—	335,000	—	335,000
	$4,875,000	$3,414,623	$2,936,443	$2,581,324	$355,119
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

Master Repurchase Agreements

We utilize master repurchase facilities to finance the origination of senior loans. After a mortgage asset is identified by us, the lender agrees to advance a certain percentage of the principal of the mortgage to us in exchange for a secured interest in the mortgage. We have not received any margin calls on any of our master repurchase facilities to date.

Repurchase agreements effectively allow us to borrow against loans and participations that we own in an amount generally equal to (i) the market value of such loans and/or participations multiplied by (ii) the applicable advance rate. Under these agreements, we sell our loans and participations to a counterparty and agree to repurchase the same loans and participations from the counterparty at a price equal to the original sales price plus an interest factor. The transaction is treated as a secured loan from the financial institution for GAAP purposes. During the term of a repurchase agreement, we receive the principal and interest on the related loans and participations and pay interest to the lender under the master repurchase agreement. At any point in time, the amounts and the cost of our repurchase borrowings will be based upon the assets being financed—higher risk assets will result in lower advance rates (i.e., levels of leverage) at higher borrowing costs and vice versa. In addition, these facilities include various financial covenants and limited recourse guarantees, including those described below.

Each of our existing master repurchase facilities includes "credit mark-to-market" features. "Credit mark-to-market" provisions in repurchase facilities are designed to keep the lenders' credit exposure generally constant as a percentage of the underlying collateral value of the assets pledged as security to them. If the credit underlying collateral value decreases, the gross amount of leverage available to us will be reduced as our assets are marked-to-market, which would reduce our liquidity. The lender under the applicable repurchase facility sets the valuation and any revaluation of the collateral assets in its sole, good faith discretion. As a contractual matter, the lender has the right to reset the value of the assets at any time based on then-current market conditions, but the market convention is to reassess valuations on a monthly, quarterly and annual basis using the financial information delivered pursuant to the facility documentation regarding the real property, borrower and guarantor under such underlying loans. Generally, if the lender determines (subject to certain conditions) that the market value of the collateral in a repurchase transaction has decreased by more than a defined minimum amount, the lender may require us to provide additional collateral or lead to margin calls that may require us to repay all or a portion of the funds advanced. We closely monitor our liquidity and intend to maintain sufficient liquidity on our balance sheet in order to meet any margin calls in the event of any significant decreases in asset values. As of December 31, 2020 and 2019, the weighted average haircut under our repurchase agreements was 36.7% and 27.4%, respectively (or 34.8% and 25.7%, respectively, if we had borrowed the maximum amount approved by its repurchase agreement counterparties as of such dates). In addition, our existing master repurchase facilities are not entirely term-matched financings and may mature before our CRE debt investments that represent underlying collateral to those financings. As we negotiate renewals and extensions of these liabilities, we may experience lower advance rates and higher pricing under the renewed or extended agreements.

Term Loan Financing

In connection with our efforts to diversify our financing sources, further expand our non-mark-to-market borrowing base and reduce our exposure to market volatility, we entered into a term loan financing agreement in April 2018 with third party lenders for an initial borrowing capacity of $200.0 million that was increased to $1.0 billion in October 2018 (“Term Loan Facility”). The facility provides us with asset-based financing on a non-mark-to-market basis with matched term up to five years and is non-recourse to us. Borrowings under the facility are collateralized by senior loans, held-for-investment, and bear interest equal to one-month LIBOR plus a margin. As of December 31, 2020, the weighted average margin and interest rate on the facility were 1.6% and 1.7%, respectively.
The following table summarizes our borrowings under the Term Loan Facility (dollars in thousands):

	December 31, 2020
Term Loan Facility	Count	Outstanding Principal	Amortized Cost	Carrying Value	Wtd. Avg. Yield/Cost(A)	Guarantee(B)	Wtd. Avg. Term(C)
Collateral assets	13	$1,155,378	$1,151,144	$1,147,517	L + 3.0%	n.a.	January 2024
Financing provided	n.a.	948,204	947,262	947,262	L + 1.9%	n.a.	January 2024
(A)     Floating rate loans and related liabilities are indexed to one-month LIBOR. Our net interest rate exposure is in direct proportion to our interest in the net assets indexed to that rate. In addition to cash coupon, yield/cost includes the amortization of deferred origination/financing costs.
(B)    Financing under the Term Loan Facility is non-recourse to us.
(C)    The weighted-average term is determined using the maximum maturity date of the corresponding loans, assuming all extension options are exercised by the borrower.

Term Lending Agreement

In June 2019, we entered into a Master Repurchase and Securities Contract Agreement (the "Term Lending Agreement") with Morgan Stanley Mortgage Capital Holdings LLC ("Administrative Agent"), as administrative agent on behalf of Morgan Stanley Bank, N.A. ("Initial Buyer"), which provides for current and future financings of up to $900.0 million on a non-mark-to-market basis. The Term Lending Agreement has an initial maturity of June 2021, subject to five one-year extension options, which may be exercised by us upon the satisfaction of certain customary conditions and thresholds. The Initial Buyer subsequently syndicated a portion of the facility to multiple financial institutions. As of December 31, 2020, the Initial Buyer held 22.2% of the total commitment under the facility. Borrowings under the Term Lending Agreement are collateralized by certain loans, held for investment, and bear interest equal to one-month LIBOR, plus a 1.9% margin. Total outstanding borrowings under the Term Lending Agreement as of December 31, 2020 totaled $900.0 million.

Warehouse Facility

In March 2020, we entered into a $500.0 million Loan and Security Agreement with HSBC Bank USA, National Association (“HSBC Facility”). The facility, which matures in March 2023, provides warehouse financing on a non-mark-to-market basis with partial recourse to us. Borrowings under the facility are collateralized by certain loans, held for investment, and bear interest equal to one-month LIBOR, plus a margin. As of December 31, 2020, there was no balance outstanding on this facility.

Asset Specific Financing

In August 2018, we entered into a $200.0 million loan financing facility with BMO Harris Bank (the "BMO Facility”). In May 2019, we increased the borrowing capacity to $300.0 million. The facility provides asset-based financing on a non-mark-to-market basis with matched-term up to five years with partial recourse to us. As of December 31, 2020, there was $60.0 million outstanding on this facility.

Revolving Credit Agreement

We have a $335.0 million corporate revolving credit facility (“Revolver”) administered by Morgan Stanley Senior Funding, Inc. We may use our Revolver as a source of financing, which is designed to provide short-term liquidity to purchase or de-lever loans, pay operating expenses and borrow amounts for general corporate purposes. Borrowings under the Revolver bear interest at a per annum rate equal to the sum of (i) a floating rate index and (ii) a fixed margin. Our Revolver is secured by corporate level guarantees and does not include asset-based collateral. As of December 31, 2020, there was no balance outstanding on this facility.

Collateralized Loan Obligations

In November 2018, we financed a pool of loan participations from our existing loan portfolio through a managed collateralized loan obligation ("CLO" or "KREF 2018-FL1"). The CLO provides us with match-term financing on a non-mark-to-market and non-recourse basis. The CLO had a two-year reinvestment feature that allowed principal proceeds of the collateral assets to be reinvested in qualifying replacement assets, subject to the satisfaction of certain conditions set forth in the indenture. The two-year reinvestment period ended in December 2020.

The following table outlines KREF 2018-FL1 collateral assets and respective borrowing (dollars in thousands):

	December 31, 2020
Collateralized Loan Obligation	Count	Outstanding Principal	Amortized Cost	Carrying Value	Wtd. Avg. Yield/Cost(B)	Wtd. Avg. Term(C)
Collateral assets(A)	21	$1,000,000	$1,000,000	$997,336	L + 2.9%	March 2024
Financing provided	1	810,000	810,000	810,000	L + 1.4%	June 2036
(A)Collateral loan assets represent 20.5% of the principal of our senior loans as of December 31, 2020. As of December 31, 2020, 100% of our loans financed through the CLO are floating rate loans.
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

The following table details our loan participations sold (dollars in thousands):

	December 31, 2020
Loan Participations Sold	Count	Principal Balance	Amortized Cost	Carrying Value	Yield/Cost(A)	Guarantee	Term
Total loan	1	$337,327	$336,329	$335,507	L + 2.6%	n.a.	July 2024
Vertical loan participation(B)	1	66,248	66,232	66,232	L + 2.6%	n.a.	July 2024
(A)     Our floating rate loans and related liabilities were indexed to one-month LIBOR. Our net interest rate exposure is in direct proportion to our net assets.
(B)    During the year ended December 31, 2020, we recorded $2.9 million of interest income and $2.9 million of interest expense, respectively, related to the vertical loan participations sold.

Non-Consolidated Senior Interests

In certain instances, we finance our loans through the non-recourse sale of a senior loan interest that is not included in our consolidated financial statements. These non-consolidated senior interests provide structural leverage on a non-mark-to-market, matched-term basis for our net investments, which are reflected in the form of mezzanine loans or other subordinate interests on our balance sheets and in our statements of income.

The following table details the subordinate interests retained on our balance sheet and the related non-consolidated senior interests (dollars in thousands):

	December 31, 2020
Non-Consolidated Senior Interests	Count	Principal Balance	Carrying Value	Wtd. Avg. Yield/Cost(A)	Guarantee	Wtd. Avg. Term
Total loan	2	$274,220	n.a.	L + 3.9%	n.a.	December 2024
Senior participation	2	158,672	n.a.	L + 2.5%	n.a.	February 2025
Subordinate interests retained		115,548		L + 5.8%		August 2024
(A)     Our floating rate loans and related liabilities were indexed to one-month LIBOR. Our net interest rate exposure is in direct proportion to our net assets.

Secured Term Loan

In September 2020, we entered into a $300.0 million secured term loan at a price of 97.5%, which bears interest at a per annum rate equal to LIBOR plus a 4.75% margin, subject to a 1.0% LIBOR floor, payable quarterly beginning in December 2020. The secured term loan is partially amortizing, with an amount equal to 1.0% per annum of the principal balance due in quarterly installments starting March 31, 2021. The secured term loan matures on September 1, 2027 and contains restrictions relating to liens, asset sales, indebtedness, investments and transactions with affiliates. Our secured term loan is secured by corporate level guarantees and does not include asset-based collateral. Refer to Notes 2 and 6 to our consolidated financial statements for additional discussion of our secured term loan.

Convertible Notes

We may issue convertible debt to take advantage of favorable market conditions. In May 2018, we issued $143.75 million of 6.125% Convertible Notes due on May 15, 2023. The Convertible Notes bear interest at a rate of 6.125% per year, payable semi-annually in arrears on May 15 and November 15 of each year, beginning on November 15, 2018. The Convertible Notes mature on May 15, 2023, unless earlier repurchased or converted. Refer to Notes 2 and 7 to our consolidated financial statements for additional discussion of our Convertible Notes.

Borrowing Activities

The following tables provide additional information regarding our borrowings (dollars in thousands):

		Year Ended December 31, 2020
	Outstanding Principal at December 31, 2020	Average Daily Amount Outstanding(A)	Maximum Amount Outstanding	Weighted Average Daily Interest Rate
Wells Fargo	$446,208	$450,999	$469,259	2.1%
Morgan Stanley	150,150	365,135	418,605	2.4
Goldman Sachs	76,762	172,882	225,266	3.1
Term Loan Facility	948,204	942,187	984,851	2.1
KREF Lending V	900,000	896,815	900,000	2.5
Warehouse Facility	—	25,242	57,616	1.9
BMO Facility	60,000	79,038	142,267	2.4
Revolver	—	84,358	335,000	2.6
Total/Weighted Average	$2,581,324			2.3%
(A)     Represents the average for the period the facility was outstanding.

	Average Daily Amount Outstanding(A)
	Three Months Ended
	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020
Wells Fargo	$419,468	$447,992	$468,461	$468,452
Morgan Stanley	227,199	418,605	413,207	402,457
Goldman Sachs	77,077	184,190	208,057	223,135
Term Loan Facility	958,842	983,434	967,050	858,787
KREF Lending V	900,000	900,000	899,195	887,995
Warehouse Facility	—	39,454	50,156	45,417
BMO Facility	60,000	70,166	82,267	104,026
Revolver	—	42,935	195,769	100,110
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

(1)     In July 2020, the Revolver credit agreement was amended to allow for incremental senior borrowings subject to a Senior Indebtedness covenant of 80% of our total asset, net of Non-Recourse Indebtedness, as defined, and a Total Debt Incurrence covenant of 82% (ratio of our Recourse Indebtedness, as defined, to our total asset, net of Non-Recourse Indebtedness, as defined).

As of December 31, 2020, we were in compliance with the covenants of our financing facilities.

With respect to our secured term loan, we are required to comply with customary loan covenants and event of default provisions that include, but not limited to, negative covenants relating to restrictions on operations with respect to our status as a REIT, and financial covenants. Such financial covenants include a minimum consolidated tangible net worth of $650.0 million and a maximum total debt to total assets ratio of 83.3% (the “Leverage Covenant”). The tangible net worth and Leverage covenants are effective as of the last day of each fiscal quarter commencing with the fiscal quarter ending March 31, 2021. We were in compliance with such covenants as of December 31, 2020.

Guarantees—In connection with each master repurchase agreement, our Operating Partnership has entered into a limited guarantee in favor of each lender, under which our Operating Partnership guarantees the obligations of the borrower under the respective master repurchase agreement (i) in the case of certain defaults, up to a maximum liability of 25.0% of the then-outstanding repurchase price of the eligible loans, participations or securities, as applicable, or (ii) up to a maximum liability of 100.0% in the case of certain "bad boy" defaults. The borrower in each case is a special purpose subsidiary of us.

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

In connection with our BMO Facility, our Operating Partnership entered into a guarantee in favor of BMO Harris Bank, N.A., in its capacity as the Administrative Agent and Lender, under which our Operating Partnership guarantees the obligations of our borrower entity, under the agreement. The guarantee includes; in the case of certain defaults, up to a maximum liability of 25.0% of the then current outstanding payment obligations under the agreement, and liability to indemnify the Administrative Agent and Lender against losses related to "bad boy" acts. In addition, the guarantee includes certain full recourse insolvency-related trigger events.

With respect to our Revolver, amounts borrowed are full recourse to certain guarantor wholly-owned subsidiaries of us.

In connection with our HSBC Warehouse Facility, our Operating Partnership entered into a guarantee in favor of HSBC Bank USA, National Association, in its capacity as the Administrative Agent and Lender, under which our Operating Partnership guarantees the obligations of our borrower entity, under the agreement. The guarantee includes; in the case of certain defaults, up to a maximum liability of 25.0% of the then current outstanding payment obligations under the agreement, and liability to indemnify the Administrative Agent and Lender against losses related to "bad boy" acts. In addition, the guarantee includes certain full recourse insolvency-related trigger events.

In connection with our secured term loan, our Operating Partnership and certain of its subsidiaries entered into a guarantee in favor of JPMorgan Chase Bank, N.A., in its capacity as the Administrative Agent and collateral agent for the lenders under which they provide a payment guaranty of the secured term loan.

Results of Operations

The following table summarizes the changes in our results of operations for years ended December 31, 2020, 2019 and 2018 (dollars in thousands, except per share data):

	For the Year Ended December 31,		Increase (Decrease)		For the Year Ended December 31,		Increase (Decrease)
	2020	2019	Dollars	Percentage	2019	2018	Dollars	Percentage
Net Interest Income
Interest income	$269,188	$274,335	$(5,147)	(1.9)%	$274,335	$183,575	$90,760	49.4%
Interest expense	127,312	158,860	(31,548)	(19.9)	158,860	85,017	73,843	86.9
Total net interest income	141,876	115,475	26,401	22.9	115,475	98,558	16,917	17.2
Other Income
(Loss) gain on sale of investments	—	(2,688)	2,688	100.0	(2,688)	13,000	(15,688)	(120.7)
Income (loss) from equity method investments	537	4,568	(4,031)	(88.2)	4,568	3,065	1,503	49.0
Change in net assets related to CMBS consolidated variable interest entities	—	1,665	(1,665)	(100.0)	1,665	2,588	(923)	(35.7)
Other income	744	2,453	(1,709)	(69.7)	2,453	1,440	1,013	70.3
Total other income (loss)	1,281	5,998	(4,717)	(78.6)	5,998	20,093	(14,095)	(70.1)

Operating Expenses
General and administrative	14,238	10,522	3,716	35.3	10,522	7,812	2,710	34.7
Provision for credit losses, net	50,344	—	50,344	100.0	—	—	—	—
Management fees to affiliate	16,992	17,135	(143)	(0.8)	17,135	16,346	789	4.8
Incentive compensation to affiliate	6,774	3,272	3,502	107.0	3,272	4,756	(1,484)	(31.2)
Total operating expenses	88,348	30,929	57,419	185.6	30,929	28,914	2,015	7.0
Income (Loss) Before Income Taxes, Noncontrolling Interests, Preferred Dividends and Redemption Value Adjustment	54,809	90,544	(35,735)	(39.5)	90,544	89,737	807	0.9
Income tax expense (benefit)	412	579	(167)	(28.8)	579	(70)	649	927.1
Net Income (Loss)	54,397	89,965	(35,568)	(39.5)	89,965	89,807	158	0.2
Redeemable Noncontrolling Interests in Income (Loss) of Consolidated Joint Venture	—	—	—	—	—	63	(63)	(100.0)
Net Income (Loss) Attributable to KKR Real Estate Finance Trust Inc. and Subsidiaries	54,397	89,965	(35,568)	(39.5)	89,965	89,744	221	0.2
Preferred Stock Dividends and Redemption Value Adjustment	844	(527)	1,371	260.2	(527)	2,451	(2,978)	(121.5)
Net Income (Loss) Attributable to Common Stockholders	$53,553	$90,492	$(36,939)	(40.8)%	$90,492	$87,293	$3,199	3.7%

Net Income (Loss) Per Share of Common Stock
Basic	$0.96	$1.58	$(0.62)	(39.2)%	$1.58	$1.58	$—	—%
Diluted	$0.96	$1.57	$(0.61)	(38.9)%	$1.57	$1.58	$(0.01)	(0.6)%
Dividends Declared per Share of Common Stock	$1.72	$1.72	$—	—%	$1.72	$1.69	$0.03	1.8%

Year Ended December 31, 2020 Compared to Year Ended December 31, 2019

Net Interest Income

Net interest income increased by $26.4 million during the year ended December 31, 2020, compared to the year ended December 31, 2019. This increase was primarily due to a decrease in the weighted-average LIBOR which decreased our interest expense compared to prior year as substantially all of our secured financing facilities are not subject to LIBOR floors, while the interest income earned on our loans from rate floors above LIBOR increased (85% of our portfolio is subject to a LIBOR floor of 1.0% or higher).

In addition, we recognized $18.1 million of deferred loan fees and origination discounts accreted into interest income during the year ended December 31, 2020, as compared to $20.2 million during the year ended December 31, 2019. We also recognized a non-recurring exit fee income of $2.8 million during the year ended December 31, 2020. We recorded $22.3 million of deferred financing costs amortization into interest expense during the year ended December 31, 2020, as compared to $16.3 million during the year ended December 31, 2019.

Other Income

Total other income decreased by $4.7 million during the year ended December 31, 2020, as compared to the year ended December 31, 2019. This decrease was primarily due to a $3.9 million unrealized mark-to-market loss from our RECOP I equity method investment during the year ended December 31, 2020.

Operating Expenses

Total operating expenses increased by $57.4 million during the year ended December 31, 2020, as compared to the year ended December 31, 2019. This increase was primarily due to (i) a $50.3 million provision for credit losses in connection with the adoption of ASU 2016-03, (ii) a $3.5 million increase in Manager incentive compensation, (iii) a $1.6 million increase in non-cash stock-based compensation expense, and (iv) $2.0 million in non-recurring dead deal costs for the year ended December 31, 2020.

We did not have a provision for loan credit losses prior to January 1, 2020. Upon the adoption of ASU 2016-13 on January 1, 2020, we recorded a $15.0 million cumulative-effect adjustment to our accumulated deficit. During the year ended December 31, 2020, we recorded an incremental $50.3 million in credit loss provision primarily due to the adverse change in the economic outlook as a result of the COVID-19 pandemic and incremental reserves for our 4- and 5-risk rated loans.

The following table provides additional information regarding total operating expenses (dollars in thousands):

	Three Months Ended
	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020
Professional services	$764	$566	$362	$348
Operating and other costs	1,396	2,106	1,811	1,209
Stock-based compensation	1,607	1,374	1,390	1,305
Total general and administrative expenses	3,767	4,046	3,563	2,862
Provision for (Reversal of) credit losses, net	55,274	(1,366)	(126)	(3,438)
Management fees to affiliate	4,299	4,218	4,223	4,252
Incentive compensation to affiliate	1,606	1,249	990	2,929
Total operating expenses	$64,946	$8,147	$8,650	$6,605

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

COVID-19 Impact

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

Although there are effective vaccines for COVID-19 that have been approved for use, distribution of the vaccines did not begin until late 2020, and a majority of the public will likely not have access to a vaccination until sometime in 2021. Accordingly, given the ongoing nature of the outbreak, at this time we cannot reasonably estimate the magnitude of the ultimate impact that
COVID-19 will have on our business, financial performance and operating results. We believe COVID-19’s adverse impact on our business, financial performance and operating results will in part be significantly driven by a number of factors that we are unable to predict or control, including, for example: the severity and duration of the pandemic; the pandemic’s impact on the
U.S. and global economies, including concerns regarding additional surges of the pandemic or the expansion of the economic impact thereof as a result of certain jurisdictions “re-opening” or otherwise lifting certain restrictions prematurely; the availability of U.S. federal, state, local or non-U.S. funding programs aimed at supporting the economy during the COVID 19 pandemic, including uncertainties regarding the potential implementation of new or extended programs; the timing, scope and effectiveness of additional governmental responses to the pandemic; the timing and speed of economic recovery, including the availability of a treatment or vaccination for COVID-19; and the negative impact on our financing sources, vendors and other business partners that may indirectly adversely affect us. The prolonged duration and impact of the COVID-19 pandemic could materially disrupt our business operations and negatively impact our business, financial performance and operating results for the year ending December 31, 2021 and potentially longer.

Liquidity and Capital Resources

Overview

We have capitalized our business to date primarily through the issuance and sale of our common stock, borrowings from Non-Mark-to-Market Financing Sources(1), borrowings from three master repurchase agreements, the issuance and sale of convertible notes and our secured term loan. Our Non-Mark-to-Market Financing Sources, which accounted for 83% of our total secured financing (excluding our corporate Revolver) as of December 31, 2020, are not subject to credit or capital markets mark-to-market provisions. The remaining 17% of our secured borrowings, which are comprised of three master repurchase agreements, are only subject to credit marks. We have not received any margin calls on our master repurchase agreements to date, nor do we expect any at this time.

Our primary sources of liquidity include $110.8 million of cash on our consolidated balance sheet, $335.0 million of available capacity on our corporate revolver, $20.1 million of available borrowings under our financing arrangements using existing collateral, $15.9 million of loan repayment proceeds held by the servicer and receivable by us, and net proceeds from secured term loan and cash flows from operations. Our corporate revolver and secured term loan are secured by corporate level guarantees and do not include asset-based collateral. We may seek additional sources of liquidity from syndicated financing, other borrowings (including borrowings not related to a specific investment) and future offerings of equity and debt securities.

Our primary liquidity needs include our ongoing commitments to repay the principal and interest on our borrowings and pay other financing costs, financing our assets, meeting future funding obligations, making distributions to our stockholders, funding our operations that includes making payments to our Manager in accordance with the management agreement, and other general business needs.

We are continuing to monitor the COVID-19 pandemic and its impact on our operating partners, financing sources, borrowers and their tenants, and the economy as a whole. The magnitude and duration of the COVID-19 pandemic, and its impact on our operations and liquidity, are uncertain and continue to evolve in the United States and globally. To the extent that our operating partners, financing sources, borrower’s and their tenants continue to be impacted by the COVID-19 pandemic, or by the other risks disclosed in this Annual Report on Form 10-K, it would have a material adverse effect on our liquidity and capital resources.

To facilitate future offerings of equity, debt and other securities, we have in place an effective shelf registration statement (the “Shelf”) with the SEC. The amount of securities that may be issued pursuant to this Shelf is not to exceed $750.0 million. The securities covered by this Shelf include: (i) common stock, (ii) preferred stock, (iii) depository shares, (iv) debt securities, (v) warrants, (vi) subscription rights, (vii) and purchase contracts, and (viii) units. The specifics of any future offerings, along with the use of proceeds of any securities offered, will be described in detail in a prospectus supplement, or other offering material, at the time of any offering. In February 2019, we entered into an equity distribution agreement with certain sales agents, pursuant to which we may sell, from time to time, up to an aggregate sales price of $100.0 million of our common stock, pursuant to a continuous offering program (the “ATM”), under the shelf. Sales of our common stock made pursuant to the ATM may be made in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act. We have not sold any shares of our common stock under the ATM to date.

See Notes 4, 5, 6, 7 and 10 to our consolidated financial statements for additional details regarding our secured financing agreements, collateralized loan obligations, secured term loan, convertible notes and stock activity.

(1)    Comprised of term loan financing, term lending agreement, collateralized loan obligations, secured term loan, warehouse facility, asset specific financing, and non-consolidated senior interests.

Debt-to-Equity Ratio and Total Leverage Ratio

The following table presents our debt-to-equity ratio and total leverage ratio:

	December 31, 2020	December 31, 2019
Debt-to-equity ratio(A)	1.9x	1.9x
Total leverage ratio(B)	3.6x	3.4x

(A)     Represents (i) total outstanding debt agreements (excluding non-recourse term loan facility), secured term loan and convertible notes, less cash to (ii) total permanent equity, in each case, at period end.
(B)    Represents (i) total outstanding debt agreements, secured term loan, convertible notes, and collateralized loan obligation, less cash to (ii) total stockholders’ equity, in each case, at period end.

Sources of Liquidity

Our primary sources of liquidity include cash and cash equivalents and available borrowings under our secured financing agreements, inclusive of our Revolver. Amounts available under these sources as of the date presented are summarized in the following table (dollars in thousands):

	December 31, 2020	December 31, 2019
Cash and cash equivalents	$110,832	$67,619
Available borrowings under revolving credit agreements	335,000	250,000
Available borrowings under master repurchase agreements	19,319	6,174
Available borrowings under term loan financing facility	—	41,364
Available borrowings under term lending agreement	—	15,922
Available borrowings under warehouse facility	—	—
Available borrowings under asset specific financing	800	2,592
Loan principal payments receivable	15,850	—
	$481,801	$383,671

In addition, as of December 31, 2020, we had $274.7 million of unencumbered senior loans that can be pledged to financing facilities subject to lender approval.

In addition to our primary sources of liquidity, we have access to further liquidity through our ATM program and public offerings of debt and equity securities. Our existing loan portfolio also provides us with liquidity as loans are repaid or sold, in whole or in part, and the proceeds from repayment become available for us to invest.

Cash Flows

The following table sets forth changes in cash and cash equivalents for the years ended December 31, 2020, 2019 and 2018 (dollars in thousands):

	For the Year Ended December 31,
	2020	2019	2018
Cash Flows From Operating Activities	$115,062	$91,713	$76,830
Cash Flows From Investing Activities	88,709	(926,314)	(1,997,213)
Cash Flows From Financing Activities	(160,558)	815,689	1,903,394
Net Increase in Cash, Cash Equivalents, and Restricted Cash	$43,213	$(18,912)	$(16,989)

Cash Flows from Operating Activities

Our cash flows from operating activities were primarily driven by our net interest income, which is driven by the income generated by our investments less financing costs. The following table sets forth interest received by, and paid for, our investments for the years ended December 31, 2020, 2019 and 2018 (dollars in thousands):

	For the Year Ended December 31,
	2020	2019	2018
Interest Received:
Commercial real estate loans	$242,313	$251,062	$157,626
CMBS B-Pieces	—	1,715	6,004
	242,313	252,777	163,630
Interest Paid:
Interest expense	103,405	146,156	66,775
Net interest collections	$138,908	$106,621	$96,855

Our net interest collections were partially offset by cash used to pay management and incentive fees, as follows (dollars in thousands):

	For the Year Ended December 31,
	2020	2019	2018
Management Fees to affiliate	$17,020	$17,185	$15,773
Incentive Fees to affiliate	6,774	3,272	4,756
Net decrease in cash and cash equivalents	$23,794	$20,457	$20,529

Cash Flows from Investing Activities

Our cash flows from investing activities consisted of cash outflows to fund new loan originations and our commitments under existing loan investments, partially offset by cash inflows from the sale/syndication and principal repayments on our loan investments. During the year ended December 31, 2020, we funded $966.2 million of CRE loans and received $1,054.9 million from the repayments and sales/syndications of CRE loans.

During the year ended December 31, 2019, we funded $2,864.8 million of CRE loans and received $1,934.9 million from the sale/syndication and repayments of CRE loans. Additionally, we made an investment in CMBS, held through an equity method investment RECOP I, of $6.2 million in 2019.

Cash Flows from Financing Activities

Our cash flows from financing activities were primarily driven by proceeds from borrowings under our financing agreements of $1,015.4 million and net proceeds from our secured term loan of $292.5 million during the year ended December 31, 2020, which were offset by (i) repayments of $1,332.8 million on borrowings under our financing agreements, (ii) the payment of $97.1 million in dividends, and (iii) the payment of $25.1 million in share repurchases.

During the year ended December 31, 2019, our cash flows from financing activities were primarily driven by proceeds from borrowings under our financing agreements of $3,217.9 million, which were partially offset by principal repayments of $2,284.8 million on borrowings under our financing agreements and the payment of $99.5 million in dividends.

Contractual Obligations and Commitments

The following table presents our contractual obligations and commitments (including interest payments) as of December 31, 2020 (dollars in thousands):

	Total	Less than 1 year	1 to 3 years	3 to 5 years	Thereafter
Recourse Obligations:
Master Repurchase Facilities(A)
Wells Fargo	$452,688	$452,688	$—	$—	$—
Morgan Stanley	152,954	152,954	—	—	—
Goldman Sachs	78,664	78,664	—	—	—
Term Lending Agreement(A)
KREF Lending V	909,058	909,058	—	—	—
Warehouse Facility
HSBC	—	—	—	—	—
Asset Specific Financing
BMO Facility(A)	61,244	1,127	60,117	—	—
Total secured financing agreements	1,654,608	1,594,491	60,117	—	—
Convertible Notes	164,906	8,927	155,979	—	—
Secured Term Loan	416,677	17,490	34,931	34,979	329,277
Future funding obligations(B)	471,884	247,314	221,592	2,978	—
RECOP I commitment(C)	4,324	4,324	—	—	—
Revolver(D)	—	—	—	—	—
Total recourse obligations	2,712,399	1,872,546	472,619	37,957	329,277
Non-Recourse Obligations:
Collateralized Loan Obligations	872,174	12,428	24,822	24,924	810,000
Term Loan Financing	969,906	554,910	354,368	60,628	—
Total	$4,554,479	$2,439,884	$851,809	$123,509	$1,139,277

(A)    The allocation of repurchase facilities and Term Lending Agreement is based on the current maturity date of each individual borrowing under these facilities. The amounts include the related future interest payment obligations, which are estimated by assuming the amounts outstanding under these facilities and the interest rates in effect as of December 31, 2020 will remain constant into the future. This is only an estimate, as actual amounts borrowed and rates may vary over time. Amounts borrowed are subject to a maximum 25.0% recourse limit.
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
(D)    Any amounts borrowed are full recourse to certain subsidiaries of KREF. Includes principal and assumes interest outstanding over a one-year period. Amounts are estimated based on the amount outstanding under the Revolver and the interest rate in effect as of December 31, 2020. This is only an estimate as actual amounts borrowed, the timing of repayments and interest rates may vary over time. The Revolver matures in December 2023.

We are required to pay our Manager a base management fee, an incentive fee and reimbursements for certain expenses pursuant to our management agreement. The table above does not include the amounts payable to our Manager under our management agreement as they are not fixed and determinable. See Note 13 to our consolidated financial statements included in this Annual Form 10-K for additional terms and details of the fees payable under our management agreement.

As a REIT, we generally must distribute at least 90% of our REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gains, to stockholders in the form of dividends to comply with the REIT provisions of the Code. Our taxable income does not necessarily equal our net income as calculated in accordance with GAAP, or our Distributable Earnings as described above under "Key Financial Measures and Indicators — Distributable Earnings."

Recent Market Conditions

Due to the current COVID-19 pandemic in the United States and globally, our operating partners, borrowers and their tenants, the properties securing our investments, and the economy as a whole have been, and will continue to be, adversely impacted. The magnitude and duration of the COVID-19 pandemic and its impact on our borrowers and their tenants, cash flows and future results of operations has been significant, and its continued impact will largely depend on future developments, which are highly uncertain and cannot be predicted.

Although there are effective vaccines for COVID-19 that have been approved for use, distribution of the vaccines did not begin until late 2020, and a majority of the public will likely not have access to a vaccination until sometime in 2021. Accordingly, given the ongoing nature of the outbreak, at this time we cannot reasonably estimate the magnitude of the ultimate impact that
COVID-19 will have on our business, financial performance and operating results. We believe COVID-19’s adverse impact on our business, financial performance and operating results will in part be significantly driven by a number of factors that we are unable to predict or control, including, for example: the severity and duration of the pandemic; the pandemic’s impact on the
U.S. and global economies, including concerns regarding additional surges of the pandemic or the expansion of the economic impact thereof as a result of certain jurisdictions “re-opening” or otherwise lifting certain restrictions prematurely; the availability of U.S. federal, state, local or non-U.S. funding programs aimed at supporting the economy during the COVID 19 pandemic, including uncertainties regarding the potential implementation of new or extended programs; the timing, scope and effectiveness of additional governmental responses to the pandemic; the timing and speed of economic recovery, including the availability of a treatment or vaccination for COVID-19; and the negative impact on our financing sources, vendors and other business partners that may indirectly adversely affect us. The prolonged duration and impact of the COVID-19 pandemic could materially disrupt our business operations and impact our financial performance.

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

Subsequent Events

Our subsequent events are detailed in Note 16 to our consolidated financial statements.

Off-Balance Sheet Arrangements

As described in Note 9 to our consolidated financial statements, we have off-balance sheet arrangements related to VIEs that we account for using the equity method of accounting and in which we hold an economic interest or have a capital commitment. Our maximum risk of loss associated with our interests in these VIEs is limited to the carrying value of our investment in the entity and any unfunded capital commitments. As of December 31, 2020, we held $33.7 million of interests in such entities, which does not include a remaining commitment of $4.3 million to RECOP I that we are required to fund if called.

Critical Accounting Policies and Use of Estimates

Our consolidated financial statements are prepared in accordance with GAAP, which requires the use of estimates and assumptions that involve the exercise of judgment and use of assumptions as to future uncertainties. Accounting estimates and assumptions discussed in this section are those that we consider to be the most critical to understanding our financial statements because they involve significant judgments and uncertainties that could affect our reported assets and liabilities, as well as our reported revenue and expenses. All of these estimates reflect our best judgment about current, and for some estimates, future economic and market conditions and their effects based on information available as of the date of the financial statements. If conditions change from those expected, it is possible that the judgments and estimates described below could change, which may result in a change in our interest income recognition, allowance for credit losses, tax liability, future write-off of our investments, and valuation of our investment portfolio, among other effects. We believe that the following accounting policies are among the most important to the portrayal of our financial condition and results of operations and require the most difficult, subjective or complex judgments:

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

We consider loans to be past due when a monthly payment is due and unpaid for 60 days or more. Loans are placed on nonaccrual status and considered non-performing when full payment of principal and interest is in doubt, which generally occurs when principal or interest is 120 days or more past due unless the loan is both well secured and in the process of collection. We may return a loan to accrual status when repayment of principal and interest is reasonably assured under the terms of the restructured loan. During the year ended December 31, 2020, management placed one senior loan and one mezzanine loan with an aggregate outstanding principal balance of $115.1 million on nonaccrual status and wrote off $4.7 million (the "Write-off") of the $5.5 million mezzanine loan balance determined uncollectable. As of December 31, 2020, no other loan was placed on nonaccrual status or otherwise considered past due.

Allowance for Loan Losses

We originate and purchase CRE debt and related instruments generally to be held as long-term investments at amortized cost. We adopted ASU No. 2016-13, Financial Instruments—Credit Losses, and subsequent amendments (“ASU 2016-13”), which replaced the incurred loss methodology with an expected loss model known as the Current Expected Credit Loss or CECL model. CECL amends the previous credit loss model to reflect our current estimate of all expected credit losses, not only based on historical experience and current conditions, but also by including reasonable and supportable forecasts incorporating forward-looking information.

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

We estimate our CECL allowance for our loan portfolio, including unfunded loan commitments, at the individual loan level. Significant inputs to our forecasting methods include (i) key loan-specific inputs such as vintage year, loan-term, underlying property type, geographic location, and expected timing and amount of future loan fundings, (ii) performance against the underwritten business plan and our internal loan risk rating and (iii) a macro-economic forecast. In certain instances, we consider relevant loan-specific qualitative factors to certain loans to estimate its CECL allowance.

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

4—High Risk/Potential for Loss—A loan that has a risk of realizing a principal loss. The underlying property performance is behind underwritten expectations, or the sponsor is behind schedule in executing its business plan. The underlying market fundamentals may have deteriorated, comparable property valuations may be declining or property occupancy has been volatile, resulting in current cash flow that may not support debt service payments. The loan exhibits a high loan-to-value ratio (>80%), and the loan covenants are unlikely to fully mitigate some risks. Interest payments may come from an interest reserve or sponsor equity.

5—Impaired/Loss Likely—A loan that has a very high risk of realizing a principal loss or has otherwise incurred a principal loss. The underlying property performance is significantly behind underwritten expectations, the sponsor has failed to execute its business plan and/or the sponsor has missed interest payments. The market fundamentals have deteriorated, or property performance has unexpectedly declined or valuations for comparable properties have declined meaningfully since loan origination. Current cash flow does not support debt service payments. With the current capital structure, the sponsor might not be incentivized to protect its equity without a restructuring of the loan. The loan exhibits a very high loan-to-value ratio (>90%), and default may be imminent.

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

As of December 31, 2020 and 2019, we did not have any material deferred tax assets or liabilities arising from future tax consequences attributable to differences between the carrying amounts of existing assets and liabilities in accordance with GAAP and their respective tax bases. In addition, we recognize tax benefits for uncertain tax positions only if it is more likely than not that the position is sustainable based on its technical merits. Interest and penalties on uncertain tax positions are included as a component of the provision for income taxes in our consolidated statements of income. As of December 31, 2020 and 2019, we did not have any material uncertain tax positions.

Recently Adopted Accounting Standard

Credit Losses

On January 1, 2020, we adopted ASU No. 2016-13, Financial Instruments-Credit Losses, and subsequent amendments, which replaces the incurred loss methodology with an expected loss model known as the Current Expected Credit Loss or CECL model. CECL amends the previous credit loss model to reflect a reporting entity's current estimate of all expected credit losses, not only based on historical experience and current conditions, but also by including reasonable and supportable forecasts incorporating forward-looking information. The measurement of expected credit losses under CECL is applicable to financial assets measured at amortized cost, and off-balance sheet credit exposures such as unfunded loan commitments. The allowance for credit losses required under ASU 2016-13 is deducted from the respective loans’ amortized cost basis on our consolidated balance sheets. The allowance for credit losses attributed to unfunded loan commitments is included in “Accounts payable, accrued expenses and other liabilities” in our consolidated balance sheets. The guidance also requires a cumulative-effect adjustment to retained earnings as of the beginning of the reporting period of adoption.

Based on our loan portfolio at January 1, 2020, the pre COVID-19 economic environment and the respective expectations for future economic conditions at the time, we recorded a cumulative-effect adjustment to our accumulated deficit as of January 1, 2020 of $15.0 million, or $0.26 per common share, of which $1.1 million, or $0.02 per common share, is attributable to unfunded loan commitments. In addition, we recorded an incremental CECL provision for credit losses for the year ended December 31, 2020 of $50.3 million, or $0.90 per common share.

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

Interest Rate Risk

Generally, the composition of our investments is such that rising interest rates will increase our net income, while declining interest rates will decrease our net income. Our net interest income currently benefits from in-the-money LIBOR floors in our loan portfolio, which benefit is expected to initially decrease as LIBOR increases. There can be no assurance that we will continue to utilize LIBOR floors. As of December 31, 2020, one-month USD LIBOR was 0.14%, as compared to 0.15% as of September 30, 2020. There can be no assurance of how our net income may be affected in future quarters, which will depend on, among other things, the interest rate environment and our then-current portfolio. As of December 31, 2020, 99.2% of our investments by total assets earned a floating rate of interest indexed to one-month USD LIBOR. The remaining 0.8% of our investments earned a fixed rate of interest. If interest rates were to decline, the value of these fixed-rate investments may increase and if interest rates were to increase, the value of these fixed-rate investments may fall; however, the interest income generated by these fixed-rate investments would not be affected by market interest rates. The interest rates we pay under our current financing facilities are floating rate. Accordingly, our interest expense will generally increase as interest rates increase and decrease as interest rates decrease.

As noted above, our interest income generally decreases as LIBOR decreases; in certain circumstances, however, LIBOR floors relating to our loan portfolio may offset some of the impact from declining rates. As of December 31, 2020, 85% of our portfolio is subject to a LIBOR floor of 1.0% or higher and about half of our portfolio is subject to a LIBOR floor of 1.75% or higher, with a weighted average floor of 1.64%. Due to these LIBOR floors, a 14 basis point or greater decrease in LIBOR would increase our expected cash flows by approximately $4.9 million, or $0.09 per common share, for the twelve months following December 31, 2020. Conversely, a 25 basis point and 50 basis point increase in LIBOR would decrease our expected cash flows by approximately $8.3 million and $16.1 million, or $0.15 and $0.29 per common share, for the same period, respectively.

LIBOR Transition

On November 30, 2020, the IBA, with the support of the United States Federal Reserve and the United Kingdom’s Financial
Conduct Authority, announced plans to consult on ceasing publication of LIBOR on December 31, 2021 for only the one week and two month LIBOR tenors, and on June 30, 2023 for all other LIBOR tenors. While this announcement extends the transition period to June 2023, the United States Federal Reserve concurrently issued a statement advising banks to stop new
LIBOR issuances by the end of 2021. In light of these recent announcements, the future of LIBOR at this time is uncertain and any changes in the methods by which LIBOR is determined or regulatory activity related to LIBOR’s phaseout could cause
LIBOR to perform differently than in the past or cease to exist.

As of December 31, 2020, 99.9% of our loans by principal balance earned a floating rate of interest indexed to LIBOR, and 100.0% of our outstanding financing arrangements (excluding convertible notes) bear interest indexed to LIBOR. All of these arrangements provide procedures for determining an alternative base rate in the event that LIBOR is discontinued. Regardless, there can be no assurances as to what alternative base rates may be and whether such base rate will be more or less favorable than LIBOR and any other unforeseen impacts of the potential discontinuation of LIBOR. We are monitoring the developments with respect to the potential phasing out of LIBOR and are working with our lenders and borrowers to minimize the impact of any LIBOR transition on our financial condition and results of operations, but can provide no assurances regarding the impact of the discontinuation of LIBOR.

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

Financing Risk

We finance our target assets using our repurchase facilities, our Term Lending Agreement, our Term Loan Financing, Warehouse Facility, Asset Based Financing, secured term loan, collateralized loan obligations and through syndicating senior participations in our originated senior loans. Over time, as market conditions change, we may use other forms of leverage in addition to these methods of financing. Weakness or volatility in the financial markets, the CRE and mortgage markets or the economy generally could adversely affect one or more of our lenders or potential lenders and could cause one or more of our lenders or potential lenders to be unwilling or unable to provide us with financing, or to decrease the amount of our available financing through a market to market, or to increase the costs of that financing.

Real Estate Risk

The market values of commercial real estate assets are subject to volatility and may be adversely affected by a number of factors, including, but not limited to, national, regional and local economic conditions (which may be adversely affected by industry slowdowns and other factors); local real estate conditions; changes or continued weakness in specific industry segments; construction quality, age and design; demographic factors; and retroactive changes to building or similar codes. In addition, decreases in property values reduce the value of the collateral and the potential proceeds available to a borrower to repay the underlying loans, which could also cause us to suffer losses.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of
KKR Real Estate Finance Trust Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of KKR Real Estate Finance Trust Inc. and subsidiaries (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of income, changes in equity and cash flows, for each of the three years in the period ended December 31, 2020, and the related notes and schedule IV in Item 8 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 2 to the financial statements, the Company has changed its method of accounting for impairments of financial assets measured at amortized cost, and off-balance sheet credit exposures effective January 1, 2020 due to the adoption of ASU No. 2016-13, Financial Instruments-Credit Losses, using the modified retrospective approach.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Commercial Real Estate Loans and Allowance for Credit Losses – Refer to Note 2 and Note 3 of the Consolidated Financial Statements

Critical Audit Matter Description

On January 1, 2020, the Company adopted ASU 2016-13, "Financial Instruments - Credit Losses, Measurement of Credit Losses on Financial Instruments” (“CECL”), which changes how the Company measures credit losses for its commercial real estate loans that are not measured at fair value through net income. The CECL forecasting methods used by KREF include (i) a probability of default and loss given default method using a third-party CMBS/CRE loan database with historical loan losses from 1998 to 2020 and (ii) probability weighted expected cash flow method, using the availability of relevant historical market loan loss data. The Company estimates the current expected credit loss allowance for its loan portfolio, including unfunded loan commitments, at the individual loan level. Significant inputs to the Company’s forecasting methods include (i) key loan-specific inputs such as loan-to-value ("LTV"), vintage year, loan-term, underlying property type, occupancy, geographic location, and expected timing and amount of future loan fundings, (ii) performance against the underwritten business plan of the borrower and KREF's internal loan risk rating and (iii) a macroeconomic forecast. The CECL reserve as of December 31, 2020 was $59.8 million.

We identified the assessment of CECL for commercial real estate loans, held-for-investment as a critical audit matter because of the significant judgment and assumptions. This required a high degree of auditor judgement and increased extent of effort when performing audit procedures, including the use of specialists, to evaluate management’s CECL assessment.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the assessment of CECL for commercial mortgage loans included the following, among others:

a.We reviewed the service auditor’s report for the third-party Probability of Default-Loss Given Default-Expected Loss (“PD-LGD-EL”) logistical regression web-based model, which is used to calculate the expected loss for each loan.
b.Our specialists evaluated the PD-LGD-EL model and performed testing procedures over specified inputs used in determining the expected loss.
c.We tested the inputs and assumptions by:
i.Independently corroborating and evaluating the accuracy and completeness of the key loan-specific inputs used in the CECL model such as management’s risk rating, business plan, loan-to-value ("LTV"), vintage year, loan-term, underlying property type, geographic location, and expected timing and amount of future loan fundings,
ii.Analyzing the appropriateness of the macroeconomic assumptions and forecasts by comparing them to other third-party forecasts, and
iii.Assessing management’s qualitative adjustments.

/s/ DELOITTE & TOUCHE LLP

New York, NY
February 16, 2021

We have served as the Company's auditor since 2016.

KKR Real Estate Finance Trust Inc. and Subsidiaries

Consolidated Balance Sheets

(Amounts in thousands, except share and per share data)

	December 31, 2020	December 31, 2019
Assets
Cash and cash equivalents	$110,832	$67,619
Commercial real estate loans, held-for-investment	4,844,534	4,931,042
Less: Allowance for credit losses	(59,801)	—
Commercial real estate loans, held-for-investment, net	4,784,733	4,931,042
Equity method investments	33,651	37,469
Accrued interest receivable	15,412	16,305
Other assets(A)	20,984	4,583
Total Assets	$4,965,612	$5,057,018

Liabilities and Equity
Liabilities
Secured financing agreements, net	$2,574,747	$2,884,887
Collateralized loan obligation, net	810,000	803,376
Secured term loan, net	288,028	—
Convertible notes, net	140,465	139,075
Loan participations sold, net	66,232	64,966
Dividends payable	24,287	25,036
Accrued interest payable	5,381	6,686
Accounts payable, accrued expenses and other liabilities(B)	4,823	3,363
Due to affiliates	6,243	5,917
Total Liabilities	3,920,206	3,933,306

Commitments and Contingencies (Note 12)	—	—

Temporary Equity
Redeemable preferred stock	1,852	1,694

Permanent Equity
Preferred stock, 50,000,000 authorized 1 share with par value of $0.01 issued and outstanding as of December 31, 2020 and 2019, respectively)	—	—
Common stock, 300,000,000 authorized (55,619,428 and 57,486,583 shares with par value of $0.01 issued and outstanding as of December 31, 2020 and 2019, respectively)	556	575
Additional paid-in capital	1,169,695	1,165,995
Accumulated deficit	(65,698)	(8,594)
Repurchased stock, 3,900,326 and 1,862,689 shares repurchased as of December 31, 2020 and 2019, respectively	(60,999)	(35,958)
Total KKR Real Estate Finance Trust Inc. stockholders’ equity	1,043,554	1,122,018
Total Permanent Equity	1,043,554	1,122,018
Total Liabilities and Equity	$4,965,612	$5,057,018

(A)     Includes $15.9 million and $0.0 million of loan repayment proceeds held by the servicer and receivable by KREF as of December 31, 2020 and 2019, respectively.
(B)     Includes $0.9 million and $0.0 million of expected loss reserve for unfunded loan commitments as of December 31, 2020 and 2019, respectively.

See Notes to Consolidated Financial Statements.

KKR Real Estate Finance Trust Inc. and Subsidiaries

Consolidated Statements of Income

(Amounts in thousands, except share and per share data)

	For the Year Ended December 31,
	2020	2019	2018
Net Interest Income
Interest income	$269,188	$274,335	$183,575
Interest expense	127,312	158,860	85,017
Total net interest income	141,876	115,475	98,558
Other Income
(Loss) gain on sale of investments	—	(2,688)	13,000
Income (loss) from equity method investments	537	4,568	3,065
Change in net assets related to CMBS consolidated variable interest entities	—	1,665	2,588
Other income	744	2,453	1,440
Total other income (loss)	1,281	5,998	20,093

Operating Expenses
General and administrative	14,238	10,522	7,812
Provision for credit losses, net	50,344	—	—
Management fees to affiliate	16,992	17,135	16,346
Incentive compensation to affiliate	6,774	3,272	4,756
Total operating expenses	88,348	30,929	28,914

Income (Loss) Before Income Taxes, Noncontrolling Interests, Preferred Dividends and Redemption Value Adjustment	54,809	90,544	89,737
Income tax expense	412	579	(70)
Net Income (Loss)	54,397	89,965	89,807
Redeemable Noncontrolling Interests in Income (Loss) of Consolidated Joint Venture	—	—	63
Net Income (Loss) Attributable to KKR Real Estate Finance Trust Inc. and Subsidiaries	54,397	89,965	89,744
Preferred Stock Dividends and Redemption Value Adjustment	844	(527)	2,451
Net Income (Loss) Attributable to Common Stockholders	$53,553	$90,492	$87,293

Net Income (Loss) Per Share of Common Stock
Basic	$0.96	$1.58	$1.58
Diluted	$0.96	$1.57	$1.58
Weighted Average Number of Shares of Common Stock Outstanding
Basic	55,985,014	57,426,912	55,136,548
Diluted	56,057,237	57,532,490	55,171,061

Dividends Declared per Share of Common Stock	$1.72	$1.72	$1.69

See Notes to Consolidated Financial Statements.

KKR Real Estate Finance Trust Inc. and Subsidiaries

Consolidated Statements of Changes in Equity

(Amounts in thousands, except share data)

	Permanent Equity								Temporary Equity
	KKR Real Estate Finance Trust Inc.
	Preferred Stock		Common Stock
	Shares	Stated Value	Shares	Par Value	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Repurchased Stock	Total KKR Real Estate Finance Trust Inc. Stockholders' Equity	Redeemable Noncontrolling Interests in Equity of Consolidated Joint Venture	Redeemable Preferred Stock
Balance at December 31, 2017	1	$—	53,685,440	$537	$1,052,851	$6,280	$(523)	$1,059,145	$3,090	$949
Issuance of stock	—	—	5,500,000	55	109,445	—	—	109,500	—	—
Repurchase of common stock	—	—	(1,623,482)	(16)	—	—	(31,331)	(31,347)	—	—
Offering costs	—	—	—	—	(1,823)	—	—	(1,823)	—	—
Equity component of convertible notes	—	—	—	—	1,800	—	—	1,800	—	—
Preferred dividends declared	—	—	—	—	—	—	—	—	—	(554)
Adjustment of redeemable preferred stock to redemption value	—	—	—	—	—	(1,897)	—	(1,897)	—	1,897
Common dividends declared, $1.69 per share	—	—	—	—	—	(93,798)	—	(93,798)	—	—
Capital distributions and redemptions	—	—	—	—	—	—	—	—	(3,153)	—
Stock-based compensation	—	—	34,259	*	1,572	—	—	1,572	—	—
Net income (loss)	—	—	—	—	—	89,190	—	89,190	63	554
Balance at December 31, 2018	1	$—	57,596,217	$576	$1,163,845	$(225)	$(31,854)	$1,132,342	$—	$2,846
Adjustment of redeemable preferred stock to redemption value	—	—	—	—	—	1,152	—	1,152	—	(1,152)
Repurchase of common stock	—	—	(212,809)	(2)	—	—	(4,104)	(4,106)	—	—
Offering costs	—	—	—	—	(518)	—	—	(518)	—	—
Preferred dividends declared	—	—	—	—	—	—	—	—	—	(624)
Common dividends declared, $1.72 per share	—	—	—	—	—	(98,860)	—	(98,860)	—	—
Stock-based compensation	—	—	103,175	1	2,668	—	—	2,669	—	—
Net income (loss)	—	—	—	—	—	89,339	—	89,339	—	624
Balance at December 31, 2019	1	$—	57,486,583	$575	$1,165,995	$(8,594)	$(35,958)	$1,122,018	$—	$1,694
Cumulative-effect adjustment upon adoption of ASU 2016-13 (Note 2)	—	—	—	—	—	(15,009)	—	(15,009)	—	—
Adjustment of redeemable preferred stock to redemption value	—	—	—	—	—	(158)	—	(158)	—	158
Repurchase of common stock	—	—	(2,037,637)	(20)	—	—	(25,041)	(25,061)	—	—
Preferred dividends declared	—	—	—	—	—	—	—	—	—	(686)
Common dividends declared, $1.72 per share	—	—	—	—	—	(95,648)	—	(95,648)	—	—
Stock-based compensation	—	—	170,482	1	3,700	—	—	3,701	—	—
Net income (loss)	—	—	—	—	—	53,711	—	53,711	—	686
Balance at December 31, 2020	1	$—	55,619,428	$556	$1,169,695	$(65,698)	$(60,999)	$1,043,554	$—	$1,852
* Rounds to zero.

See Notes to Consolidated Financial Statements.

KKR Real Estate Finance Trust Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Amounts in thousands)

	For the Year Ended December 31,
	2020	2019	2018
Cash Flows From Operating Activities
Net income (loss)	$54,397	$89,965	$89,807
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of deferred debt issuance costs and discounts	22,327	16,765	8,590
Accretion of net deferred loan fees and discounts	(17,222)	(20,217)	(10,524)
Payment-in-kind interest	(4,232)	—	—
Change in non-cash net assets of consolidated variable interest entities	—	—	2,564
Loss (Gain) on sale of investment securities	—	2,688	(13,000)
Loss (Income) from equity method investments	2,840	(1,420)	(1,406)
Provision for credit losses, net	50,344	—	—
Stock-based compensation expense	5,676	4,091	1,973
Changes in operating assets and liabilities:
Accrued interest receivable, net	893	61	(6,914)
Other assets	(337)	321	(1,708)
Accrued interest payable	(1,303)	(830)	5,893
Accounts payable, accrued expenses and other liabilities	2,029	122	2,786
Due to affiliates	(350)	167	(1,231)
Net cash provided by (used in) operating activities	115,062	91,713	76,830

Cash Flows From Investing Activities
Proceeds from sales of commercial mortgage-backed securities	—	9,784	112,747
Proceeds from principal repayments and sale/syndication of commercial real estate loans, held-for-investment	1,054,891	1,934,893	446,336
Origination of commercial real estate loans, held-for-investment	(966,182)	(2,864,810)	(2,540,685)
Investment in commercial mortgage-backed securities, equity method investee	—	(6,245)	(15,611)
Purchase of Available-for-Sale debt securities	—	(94,007)	—
Sales of Available-for-Sale debt securities	—	94,071	—
Net cash provided by (used in) investing activities	88,709	(926,314)	(1,997,213)

Cash Flows From Financing Activities
Proceeds from borrowings under secured financing agreements	1,015,430	3,217,859	2,311,140
Proceeds from issuance of collateralized loan obligation	—	—	810,000
Net proceeds from issuance of secured term loan	292,500	—	—
Net proceeds from issuance of convertible notes	—	—	139,438
Proceeds from issuances of common stock	—	—	109,500
Payments of common stock dividends	(96,451)	(98,954)	(88,847)
Payments of preferred stock dividends	(634)	(592)	(386)
Principal repayments on borrowings under secured financing agreements	(1,332,822)	(2,284,819)	(1,314,812)
Payments of debt and collateralized debt obligation issuance costs	(12,066)	(12,060)	(26,418)
Payments of stock issuance costs	(157)	(1,254)	(1,324)
Payments of redeemable noncontrolling interest distributions and redemptions	—	—	(3,153)
Payments to reacquire common stock	(25,061)	(4,106)	(31,347)
Tax withholding on stock-based compensation	(1,297)	(385)	(397)
Net cash provided by (used in) financing activities	(160,558)	815,689	1,903,394

Net Increase (Decrease) in Cash, Cash Equivalents	43,213	(18,912)	(16,989)
Cash, Cash Equivalents at Beginning of Period	67,619	86,531	103,520
Cash, Cash Equivalents at End of Period	$110,832	$67,619	$86,531

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$103,405	$146,156	$66,775
Cash paid during the period for income taxes	124	398	755

Supplemental Schedule of Non-Cash Investing and Financing Activities
Loan principal payments held by servicer	$15,850	$—	$—
Dividend declared, not yet paid	24,287	25,036	25,097
Payoff of loan participations sold and commercial real estate loan, held-for-investment	—	150,880	—
Deconsolidation of variable interest entities (assets and liabilities)	—	1,047,346	4,048,378

See Notes to Consolidated Financial Statements.

KKR Real Estate Finance Trust Inc.
Notes to Consolidated Financial Statements
(dollars in tables in thousands, except per share amounts)
Note 1. Business and Organization

KKR Real Estate Finance Trust Inc. (together with its consolidated subsidiaries, referred to throughout this report as the "Company", "KREF", "we", "us" and "our") is a Maryland corporation that was formed and commenced operations on October 2, 2014 as a mortgage real estate investment trust ("REIT") that focuses primarily on originating and acquiring transitional senior loans secured by commercial real estate ("CRE") assets.

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

As of December 31, 2020, KKR beneficially owned 21,234,528 shares of KREF's common stock, of which 1,234,528 shares were held by KKR on behalf of a third-party investor.

KREF's principal business activities are related to the origination and purchase of credit investments related to CRE. Management assesses the performance of KREF's current portfolio of leveraged and unleveraged commercial real estate loans and commercial mortgage-backed securities ("CMBS") as a whole and makes operating decisions accordingly. As a result, management presents KREF's operations within a single reporting segment.

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

Due to the current COVID-19 pandemic in the United States and globally, KREF’s operating partners, borrowers and their tenants, the properties securing KREF’s investments, and the economy as a whole have been, and will continue to be, adversely impacted. The magnitude and duration of the COVID-19 pandemic and its impact on KREF’s borrowers and their tenants, cash flows and future results of operations has been significant, and its continued impact will largely depend on future developments, which are highly uncertain and cannot be predicted.

Although there are effective vaccines for COVID-19 that have been approved for use, distribution of the vaccines did not begin until late 2020, and a majority of the public will likely not have access to a vaccination until sometime in 2021. Accordingly, given the ongoing nature of the outbreak, at this time we cannot reasonably estimate the magnitude of the ultimate impact that
COVID-19 will have on the Company’s business, financial performance and operating results. We believe COVID-19’s adverse impact on KREF’s business, financial performance and operating results will in part be significantly driven by a number of factors that the Company is unable to predict or control, including, for example: the severity and duration of the pandemic; the pandemic’s impact on the U.S. and global economies, including concerns regarding additional surges of the pandemic or the expansion of the economic impact thereof as a result of certain jurisdictions “re-opening” or otherwise lifting certain restrictions prematurely; the availability of U.S. federal, state, local or non-U.S. funding programs aimed at supporting the economy during the COVID 19 pandemic, including uncertainties regarding the potential implementation of new or extended programs; the timing, scope and effectiveness of additional governmental responses to the pandemic; the timing and speed of economic recovery, including the availability of a treatment or vaccination for COVID-19; and the negative impact on the Company’s financing sources, vendors and other business partners that may indirectly adversely affect KREF. The prolonged duration and impact of the COVID-19 pandemic could materially disrupt our business operations and impact our financial performance.

The COVID-19 pandemic has resulted in significant disruptions in financial markets, business shutdowns and uncertainty about how the U.S. and global economy will perform over the next several months. Possible future declines in rental rates and expectations of future rental concessions, including free rent to renew tenants early, to retain tenants who are up for renewal or to attract new tenants, or rent abatements for tenants severely impacted by the COVID-19 pandemic may result in decreases in cash flows to KREF’s borrowers and potentially in defaults in paying debt service on outstanding indebtedness, which could adversely impact the Company’s results of operations and financial performance. Impending declines in economic conditions could negatively impact real estate and real estate capital markets and result in lower occupancy, lower rental rates and declining values in KREF’s portfolio, which could adversely impact the value of KREF’s investments, making it more difficult for the Company to make distributions or meet our financing obligations.

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

The collateral assets of the CLO, comprised of a pool of loan participations (Note 5) are included in “Commercial real estate loans, held-for-investment, net” on the Consolidated Balance Sheets. The liabilities of KREF's consolidated CLO Issuers consist solely of obligations to the senior CLO noteholders, excluding subordinated CLO tranches held by KREF as such interests are eliminated in consolidation, are presented in “Collateralized loan obligation, net” in the Consolidated Balance Sheets. The collateral assets of the CLO can only be used to settle the obligations of the consolidated CLO. The interest income from the CLO collateral assets and the interest expense on the CLO liabilities are presented on a gross basis in “Interest income” and “Interest expense”, respectively, in KREF's Consolidated Statements of Income.

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

Management elected the fair value option for KREF's initial and subsequent recognition of the assets and liabilities of KREF's consolidated CMBS VIEs in order to provide users of the financial statements with better information regarding the effects of credit risk and other market factors on the CMBS beneficially held by KREF's stockholders. Since the changes in fair value include the interest income and interest expense associated with these CMBS VIEs, management does not consider the separate presentation of the components of fair value changes to be relevant. Management has elected to present these items in aggregate as "Other Income — Change in net assets related to CMBS consolidated variable interest entities" in the Consolidated Statements of Income; the residual difference between the fair value of the trust's assets and liabilities represents KREF's beneficial interest in the CMBS VIEs.

Management separately presents the assets and liabilities of KREF's consolidated VIEs as individual line items on KREF's Consolidated Balance Sheets for entities in which the VIEs assets can only be used to settle the VIE’s obligations. The liabilities of KREF's consolidated VIEs consist solely of obligations to the CMBS holders of the consolidated trust, excluding CMBS held by KREF as such interests are eliminated in consolidation, and the interest accrued thereon, presented as "Liabilities — Variable interest entity liabilities, at fair value." The assets of KREF's consolidated VIEs consist principally of commercial real estate loans and the interest accrued thereon, and are likewise presented as a single line item entitled "Assets — Commercial real estate loans held in variable interest entities, at fair value."

Assets of a CMBS trust, as a whole, can only be used to settle the obligations of the consolidated CMBS VIE. The assets of KREF's CMBS VIEs are not individually accessible by, and obligations of the CMBS VIEs are not recourse to, the bondholders.

KREF derives the fair value of its Level 3 CMBS VIE assets from its Level 3 CMBS VIE liabilities, which management considers to possess more observable market value data than the CMBS VIE assets. See "Fair Value — Valuation of CMBS Consolidated VIEs" for additional discussion regarding management's valuation of consolidated CMBS VIEs. During the three months ended September 30, 2019, KREF sold the remaining directly held CMBS investments, including an unrated tranche that represented the most subordinated tranche of the CMBS issued by that trust, including the controlling class. Accordingly, KREF deconsolidated the respective CMBS trust (Note 9).

Temporary Equity — KREF's Special Non-Voting Preferred Stock (“SNVPS”) became redeemable in the second quarter of 2018. As a result, starting with the second quarter of 2018, KREF adjusts the carrying value of the SNVPS to its redemption value quarterly. Accordingly, KREF adjusted the carrying value of the SNVPS to its redemption value of $1.9 million as of December 31, 2020, and recorded a $0.2 million non-cash redemption value adjustment to the SNVPS (“SNVPS Redemption Value Adjustment”) during the year ended December 31, 2020, respectively. Such adjustment is treated similar to a dividend on preferred stock for GAAP purposes, accordingly, the SNVPS Redemption Value Adjustment is therefore deducted from (or added back to) “Net Income (Loss)” to arrive at “Net Income (Loss) Attributable to Common Stockholders” on KREF's Consolidated Statements of Income.

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

KKR Real Estate Finance Trust Inc.
Notes to Consolidated Financial Statements
(dollars in tables in thousands, except per share amounts)

Management determined that KREF's investment in an aggregator vehicle alongside KKR Real Estate Credit Opportunity Partners L.P. ("RECOP I ") is an interest in a VIE, however KREF is not the primary beneficiary and does not have substantive participating or kick-out rights. KREF records its share of net asset value in RECOP I in “Equity method investments” on its Consolidated Balance Sheets and its share of unrealized gains or losses in "Income from equity method investments" in its Consolidated Statements of Income. Management elected the fair value option for KREF's investment in RECOP I.

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
Valuation Process — The Manager reviews the valuation of Level 3 financial instruments as part of KKR's quarterly process. As of December 31, 2020, KKR’s valuation process for Level 3 measurements, as described below, subjected valuations to the review and oversight of various committees. KKR has a global valuation committee assisted by the asset class-specific valuation committees, including a real estate valuation committee that reviews and approves all preliminary Level 3 valuations for real estate assets, including the financial instruments held by KREF. The global valuation committee is responsible for coordinating and implementing KKR’s valuation process to ensure consistency in the application of valuation principles across portfolio investments and between periods. All Level 3 valuations are also subject to approval by the global valuation committee.

Valuation of Commercial Real Estate Loans and Participation Sold — Management generally considers KREF's commercial real estate loans Level 3 assets in the fair value hierarchy as such assets are illiquid, structured investments that are specific to the sponsor, underlying property and its operating performance (Note 14). On a quarterly basis, management engages an independent valuation firm to estimate the fair value of each loan categorized as a Level 3 asset. Management reviews the quarterly loan valuation estimates provided by the independent valuation firm. These loans are generally valued using a discounted cash flow model using discount rates derived from observable market data applied to the capital structure of the respective sponsor and/or estimated property value. In the event that management's estimate of fair value differs from the fair value estimate provided by the independent valuation firm, KREF ultimately relies solely upon the valuation prepared by the investment personnel of the Manager.

Valuation of CLO Consolidated VIEs — Management estimates the fair value of the CLO liabilities using prices obtained from an independent valuation firm. If prices received from the independent valuation firm are inconsistent with values determined in connection with management’s independent review, management makes inquiries to the independent valuation firm about the prices received and related methods. In the event management determines the price obtained from an independent valuation firm to be unreliable or inaccurate representation of the fair value of the CLO liabilities (based on considerations given to observable market data), management then compiles evidence independently and presents the independent valuation firm with such evidence supporting a different value. As a result, the independent valuation firm may revise their price after evaluating any additional evidence.

KKR Real Estate Finance Trust Inc.
Notes to Consolidated Financial Statements
(dollars in tables in thousands, except per share amounts)
However, if management continues to disagree with the price from the independent valuation firm, in light of evidence that management compiled independently and believes to be compelling, valuations are then prepared using inputs based on non-binding broker quotes obtained from independent, well-known, major financial brokers that are CLO market makers. In validating any non-binding broker quote used in this circumstance, management compares the non-binding quote to the observable market data points in addition to understanding the valuation methodologies used by the market makers. These market participants may utilize a similar methodology as the independent valuation firm to value the CLO liabilities, with the key input of expected yield determined independently based on both observable and unobservable factors. To avoid reliance on any single broker-dealer, management receives a minimum of two non-binding quotes, of which the average is used.

Valuation of CMBS Consolidated VIEs — Management categorizes the financial assets and liabilities of the consolidated CMBS trusts as Level 3 assets and liabilities in the fair value hierarchy and has elected the fair value option for financial assets and liabilities of each CMBS trust. Management has adopted the measurement alternative included in Accounting Standards Update No. 2014-13, Measuring the Financial Assets and the Financial Liabilities of a Consolidated Collateralized Financing Entity ("ASU 2014-13"). Pursuant to ASU 2014-13, management measures both the financial assets and financial liabilities of the consolidated CMBS trusts using the fair value of the financial liabilities, which management considers more observable than the fair value of the financial assets. Accordingly, KREF presents the CMBS issued by a consolidated trust, but not beneficially owned by KREF's stockholders, as financial liabilities in KREF's consolidated financial statements, measured at their estimated fair value; KREF measures the financial assets as the total estimated fair value of the CMBS issued by a consolidated trust, regardless of whether such CMBS represent interests beneficially owned by KREF's stockholders. Under the measurement alternative prescribed by ASU 2014-13, KREF's "Net Income (Loss)" reflects the economic interests in the consolidated CMBS beneficially owned by KREF's stockholders, presented as "Change in net assets related to CMBS consolidated variable interest entities" in the Consolidated Statements of Income, which includes applicable (i) changes in the fair value of CMBS beneficially owned by KREF, (ii) interest and servicing fees earned from the CMBS trust and (iii) other residual returns or losses of the CMBS trust, if any (Note 9).

Other Valuation Matters — For Level 3 financial assets originated, or otherwise acquired, and financial liabilities assumed during the calendar month immediately preceding a quarter end that were conducted in an orderly transaction with an unrelated party, management generally believes that the transaction price provides the most observable indication of fair value given the illiquid nature of these financial instruments, unless management is aware of any circumstances that may cause a material change in the fair value through the remainder of the reporting period. For instance, significant changes to the underlying property or its planned operations may cause material changes in the fair value of commercial real estate loans acquired, or originated, by KREF.

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

KREF must maintain sufficient cash and cash equivalents to satisfy liquidity covenants related to its secured financing agreements. However, such amounts are not restricted from use in KREF's current operations, and KREF does not present these cash and cash equivalents as restricted. As of December 31, 2020 and 2019, KREF was required to maintain unrestricted cash and cash equivalents of at least $42.6 million and $33.4 million, respectively, to satisfy its liquidity covenants (Note 4).

Adoption of ASU No. 2016-13, Financial Instruments — Credit Losses — On January 1, 2020, KREF adopted ASU No. 2016-13, Financial Instruments-Credit Losses, and subsequent amendments (“ASU 2016-13”), which replaces the incurred loss methodology with an expected loss model known as the Current Expected Credit Loss ("CECL") model. CECL amends the previous credit loss model to reflect a reporting entity's current estimate of all expected credit losses, not only based on historical experience and current conditions, but also by including reasonable and supportable forecasts incorporating forward-looking information. The measurement of expected credit losses under CECL is applicable to financial assets measured at amortized cost, and off-balance sheet credit exposures such as unfunded loan commitments. The allowance for credit losses required under ASU 2016-13 is deducted from the respective loans’ amortized cost basis on KREF's consolidated balance sheets. The allowance for credit losses attributed to unfunded loan commitments is included in “Accounts payable, accrued expenses and other liabilities” on the consolidated balance sheets. The guidance also requires a cumulative-effect adjustment to retained earnings as of the beginning of the reporting period of adoption.

In connection with KREF’s adoption of ASU 2016-13 on January 1, 2020, KREF implemented new processes including the utilization of loan loss forecasting models, updates to KREF's reserve policy documentation, changes to internal reporting processes and related internal controls. KREF has implemented loan loss forecasting models for estimating expected life-time credit losses, at the individual loan level, for its commercial real estate loan portfolio. The CECL forecasting methods used by KREF include (i) a probability of default and loss given default method using underlying third-party CMBS/CRE loan database with historical loan losses from 1998 to 2020 and (ii) probability weighted expected cash flow method, depending on the type of loan and the availability of relevant historical market loan loss data. KREF might use other acceptable alternative approaches in the future depending on, among other factors, the type of loan, underlying collateral, and availability of relevant historical market loan loss data.
KREF estimates the CECL allowance for its loan portfolio, including unfunded loan commitments, at the individual loan level. Significant inputs to KREF’s forecasting methods include (i) key loan-specific inputs such as loan-to-value ("LTV"), vintage year, loan-term, underlying property type, occupancy, geographic location, and expected timing and amount of future loan fundings, (ii) performance against the underwritten business plan and KREF's internal loan risk rating and (iii) a macro-economic forecast. These estimates may change in future periods based on available future macro-economic data and might result in a material change in the KREF’s future estimates of expected credit losses for its loan portfolio. KREF considers the individual loan internal risk rating as the primary credit quality indicator underlying the CECL assessment. In certain instances, KREF considers relevant loan-specific qualitative factors to certain loans to estimate its CECL allowance.

KREF considers loan investments that are both (i) expected to be substantially repaid through the operation or sale of the underlying collateral, and (ii) for which the borrower is experiencing financial difficulty, to be “collateral-dependent” loans. For such loans that KREF determines that foreclosure of the collateral is probable, KREF measures the expected losses based on the difference between the fair value of the collateral and the amortized cost basis of the loan as of the measurement date. For collateral-dependent loans that KREF determines foreclosure is not probable, KREF applies a practical expedient to estimate expected losses using the difference between the collateral’s fair value (less costs to sell the asset if repayment is expected through the sale of the collateral) and the amortized cost basis of the loan.

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

KKR Real Estate Finance Trust Inc.
Notes to Consolidated Financial Statements
(dollars in tables in thousands, except per share amounts)

The following table illustrates the day-one financial statements impact of the adoption of ASU 2016-13 on January 1, 2020:

	Pre-adoption	Transition Adjustment	Post-adoption
Assets
Commercial real estate loans, held-for-investment	$4,931,042	$—	$4,931,042
Less: Allowance for credit losses	—	(13,909)	(13,909)
Commercial real estate loans, held-for-investment, net	$4,931,042	$(13,909)	$4,917,133

Liabilities
Accounts payable, accrued expenses and other liabilities(A)	$3,363	$1,100	$4,463

Permanent Equity
Accumulated deficit	$(8,594)	$(15,009)	$(23,603)
(A)    Includes reserve for unfunded loan commitments.

Commercial Real Estate Loans Held-For-Investment and Allowance for Credit Losses — KREF recognizes its investments in commercial real estate loans based on management's intent, and KREF's ability, to hold those investments through their contractual maturity. Management classifies those loans that management does not intend to sell in the foreseeable future, and KREF is able to hold until maturity, as held-for-investment. Loans that are held-for-investment are carried at their aggregate outstanding principal, net of applicable (i) unamortized origination or acquisition premiums and discounts, (ii) unamortized deferred nonrefundable fees and other direct loan origination costs, and (iii) allowance for credit losses, net of write-offs of impaired loans. If a loan is determined to be impaired, management writes off the loan through a charge to the "Allowance for credit losses". See "Expense Recognition — Commercial Real Estate Loans, Held-For-Investment" for additional discussion regarding management’s determination for loan losses. KREF applies the interest method to amortize origination or acquisition premiums and discounts and deferred nonrefundable fees or other direct loan origination costs, or on a straight-line basis when it approximates the interest method. Loans for which management elects the fair value option at the time of origination, or acquisition, are carried at fair value on a recurring basis (Note 3).

Commercial Real Estate Loans Held-For-Sale — Loans that KREF originates or acquires, which KREF is unable to hold, or management intends to sell or otherwise dispose of, in the foreseeable future are classified as held-for-sale and are carried at the lower of amortized cost or fair value.

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

Secured Term Loan, Net — KREF records its secured term loan at its contractual amount, net of unamortized original issuance discount and deferred financing costs (Note 6) on its consolidated balance sheet. Any original issuance discount or deferred financing costs are amortized through the maturity date of the secured term loan as additional non-cash interest expense.

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

Other Assets and Accounts Payable, Accrued Expenses and Other Liabilities — As of December 31, 2020, other assets included $15.9 million of loan repayment proceeds held by the servicer and receivable by KREF, $2.5 million of deferred financing costs related to KREF's Revolver (Note 4) and $0.5 million of prepaid expenses. As of December 31, 2019, other assets primarily included $2.4 million of deferred financing costs related to KREF's Revolver. As of December 31, 2020, accounts payable, accrued expenses and other liabilities consisted of $3.1 million of accrued expenses, $0.9 million of allowance for credit losses related to KREF's unfunded loan commitments and $0.8 million of good faith deposits. As of December 31, 2019, accounts payable, accrued expenses and other liabilities mainly consisted of $2.7 million of accrued expenses and $0.7 million of good faith deposits.

Dividends Payable — KREF accrues for dividends on its common stock and the redeemable preferred stock upon declaration of such dividends. In December 2020, KREF's board of directors declared a dividend of $0.43 per share of common stock to shareholders of record as of December 31, 2020, which was accrued in “Dividends payable” on KREF’s Consolidated Balance Sheet as of December 31, 2020 and was subsequently paid on January 15, 2021.

Special Non-Voting Preferred Stock — Equity instruments that are redeemable for cash or other assets are classified as temporary equity if the instrument is redeemable, at the option of the holder, at a fixed or determinable price on a fixed or determinable date or upon the occurrence of an event that is not solely within the control of the issuer. Redeemable equity instruments are initially carried at the fair value of the equity instrument at the issuance date, which is subsequently adjusted at each balance sheet date if the instrument is currently redeemable or probable of becoming redeemable. KREF accounted for the SNVPS as redeemable preferred stock since a third party holds a redemption option, exercisable after May 5, 2018, and such redemption is not solely within KREF's control. As a result, starting with the second quarter of 2018, KREF adjusts the carrying value of the SNVPS to its redemption value quarterly. Accordingly, KREF adjusted the carrying value of the SNVPS to its redemption value of $1.9 million as of December 31, 2020, and recorded a $0.2 million non-cash SNVPS Redemption Value Adjustment during the year ended December 31, 2020.

Repurchased Stock — KREF accounts for repurchases of its common stock based on the settlement date and presents repurchased stock in “Repurchased stock” on its Consolidated Balance Sheets (Note 10). Payments for stock repurchases that are not yet settled as of the reporting date are presented within “Other assets” on the Consolidated Balance Sheets. As of December 31, 2020, KREF did not retire any repurchased stock.

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

Other Income — KREF recognizes interest income earned on its cash balances and miscellaneous fee income in “Other income” on its Consolidated Statements of Income. Interest income on cash balances totaled $0.5 million and $1.9 million for the years ended December 31, 2020 and 2019, respectively.

Realized Gain (Loss) on Sale of Investments — KREF recognizes the excess, or deficiency, of net proceeds received, less the net carrying value of such investments, as realized gains or losses, respectively. KREF reverses cumulative, unrealized gains or losses previously reported in its Consolidated Statements of Income with respect to the investment sold at the time of sale.

Expense Recognition

Commercial Real Estate Loans, Held-For-Investment — For each loan in KREF's portfolio, management performs a quarterly evaluation of credit quality indicators of loans classified as held-for-investment using applicable loan, property, market and sponsor information obtained from borrowers, loan servicers and local market participants. Such indicators may include the net present value of the underlying collateral, property operating cash flows, the sponsor’s financial wherewithal and competency in managing the property, macroeconomic trends, and property submarket—specific economic factors. The evaluation of these credit quality indicators requires significant judgment by management to determine whether failure to collect contractual amounts is probable.

If management deems that it is probable that KREF will be unable to collect all amounts owed according to the contractual terms of a loan, deterioration in credit quality of that loan is indicated. Management evaluates all available facts and circumstances that might impact KREF’s ability to collect outstanding loan balances when determining loan write-offs. These facts and circumstances may vary and may include, but are not limited to, (i) significant deterioration in the underlying collateral performance and/or value, if repayment is solely based on the collateral, (ii) correspondence from the borrower indicating that it does not intend to pay the contractual principal and interest, (iii) violation of multiple debt covenants without indication the borrower has the ability to remediate such violations, (iv) occurrence of one or more events of default by the borrower, or (v) KREF has sufficient information to determine that the borrower is insolvent, or the borrower has filed for bankruptcy, and the value of the underlying collateral is below the loan basis.

If management considers a loan to be impaired, management writes-off the loan through a charge to "Allowance for credit losses" based on the present value of expected future cash flows discounted at the loan’s contractual effective rate or the fair value of the collateral, if repayment is expected solely from the collateral. Significant judgment is required in determining impairment and in estimating the resulting credit loss allowance, and actual losses, if any, could materially differ from those estimates.

Management considers loans to be past due when a monthly payment is due and unpaid for 60 days or more. Loans are placed on nonaccrual status and considered non-performing when full repayment of principal and interest is in doubt, which generally occurs when principal or interest is 120 days or more past due unless the loan is both well secured and in the process of collection. Interest received on loans placed on nonaccrual status are accounted for under the cost-recovery method, until qualifying for return to accrual. Management may return a loan to accrual status when repayment of principal and interest is reasonably assured under the terms of the restructured loan. During the year ended December 31, 2020, management placed one senior loan and one mezzanine loan with a total outstanding principal balance of $115.1 million on nonaccrual status and wrote off $4.7 million (the "Write-off") of the $5.5 million mezzanine loan balance determined uncollectable (Note 3). As of December 31, 2020, no other loan was placed on nonaccrual status or otherwise considered past due.

KKR Real Estate Finance Trust Inc.
Notes to Consolidated Financial Statements
(dollars in tables in thousands, except per share amounts)
In certain circumstances, KREF may also modify the original terms of a loan agreement by granting a concession to a borrower experiencing financial difficulty. Such modifications are considered troubled debt restructurings (“TDR”) under GAAP and typically include interest rate reductions, payment extension and modification of loan covenants. Refer to Note 3 for additional discussion of loan modifications.

In conjunction with reviewing commercial real estate loans held-for-investment for impairment, the Manager evaluates KREF's commercial real estate loans on a quarterly basis, assesses the risk factors of each loan, and assigns a risk rating based on a variety of factors, including, without limitation, underlying real estate performance and asset value, values of comparable properties, durability and quality of property cash flows, sponsor experience and financial wherewithal, and the existence of a risk-mitigating loan structure. Additional key considerations include loan-to-value ratios, debt service coverage ratios, loan structure, real estate and credit market dynamics, and risk of default or principal loss. Based on a five-point scale, KREF's loans are rated "1" through "5," from less risk to greater risk, which ratings are defined as follows:

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

4—High Risk/Potential for Loss—A loan that has a risk of realizing a principal loss. The underlying property performance is behind underwritten expectations, or the sponsor is behind schedule in executing its business plan. The underlying market fundamentals may have deteriorated, comparable property valuations may be declining or property occupancy has been volatile, resulting in current cash flow that may not support debt service payments. The loan exhibits a high loan-to-value ratio (>80%), and the loan covenants are unlikely to fully mitigate some risks. Interest payments may come from an interest reserve or sponsor equity.

5—Impaired/Loss Likely—A loan that has a very high risk of realizing a principal loss or has otherwise incurred a principal loss. The underlying property performance is significantly behind underwritten expectations, the sponsor has failed to execute its business plan and/or the sponsor has missed interest payments. The market fundamentals have deteriorated, or property performance has unexpectedly declined or valuations for comparable properties have declined meaningfully since loan origination. Current cash flow does not support debt service payments. With the current capital structure, the sponsor might not be incentivized to protect its equity without a restructuring of the loan. The loan exhibits a very high loan-to-value ratio (>90%), and default may be imminent.

Commercial Real Estate Loans, Held-For-Sale — For commercial real estate loans held-for-sale, KREF applies the lower of cost or fair value accounting and may be required, from time to time, to record a nonrecurring fair value adjustment.

Accrued Interest Receivables — KREF elected not to measure an allowance for credit losses for accrued interest receivables. KREF generally writes off accrued interest receivable balance when interest is 120 days or more past due unless the loan is both well secured and in the process of collection. Write-offs of accrued interest receivable are recognized as “Provision for credit losses, net” in the Consolidated Statements of Income.

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

As of December 31, 2020 and 2019, KREF did not have any material deferred tax assets or liabilities arising from future tax consequences attributable to differences between the carrying amounts of existing assets and liabilities in accordance with GAAP and their respective tax bases.

KREF recognizes tax benefits for uncertain tax positions only if it is more likely than not that the position is sustainable based on its technical merits. Interest and penalties on uncertain tax positions are included as a component of the provision for income taxes in KREF's Consolidated Statements of Income. As of December 31, 2020, KREF did not have any material uncertain tax positions.

Stock-Based Compensation

KREF's stock-based compensation consists of awards issued to employees of the Manager or its affiliates that vest over the life of the awards, as well as restricted stock units issued to certain members of KREF's board of directors. KREF recognizes the compensation cost of stock-based awards to its directors and employees of the Manager or its affiliates on a straight-line basis over the awards’ term at their grant date fair value. KREF accounts for forfeitures as they occur. Refer to Note 11 for additional information.

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

Recent Accounting Pronouncements

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides temporary optional expedients and exceptions to the US GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from LIBOR and other interbank offered rates to alternative reference rates. The guidance is effective upon issuance and generally may be elected over time through December 31, 2022. KREF has not adopted any of the optional expedients or exceptions through December 31, 2020, but will continue to evaluate the possible adoption of any such expedients or exceptions during the effective period as circumstances evolve.

KKR Real Estate Finance Trust Inc.
Notes to Consolidated Financial Statements
(dollars in tables in thousands, except per share amounts)
In August 2020, the FASB issued ASU No. 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies an issuer’s accounting for convertible instruments and its application of the derivatives scope exception for contracts in its own equity. The guidance also addresses how convertible instruments are accounted for in the diluted EPS calculation and requires enhanced disclosures about the terms of convertible instruments and contracts in an entity’s own equity. The guidance is effective for KREF in the first quarter of 2022. The guidance allows the use of a modified or full retrospective transition method. KREF is evaluating the impact of ASU 2020-06.

KKR Real Estate Finance Trust Inc.
Notes to Consolidated Financial Statements
(dollars in tables in thousands, except per share amounts)
Note 3. Commercial Real Estate Loans

The following table summarizes KREF's investments in commercial real estate loans as of December 31, 2020 and 2019:

					Weighted Average
Loan Type	Outstanding Principal	Amortized Cost(A)	Carrying Value(B)	Loan Count	Floating Rate Loan %(C)	Coupon(C)	Life (Years)(D)
December 31, 2020
Loans held-for-investment
Senior loans(E)	$4,779,367	$4,759,624	$4,701,268	38	100.0%	4.7%	3.3
Mezzanine and other loans(F)	90,329	84,910	83,465	4	93.9	12.6	4.6
	$4,869,696	$4,844,534	$4,784,733	42	99.9%	4.9%	3.3
December 31, 2019
Loans held-for-investment
Senior loans(E)	$4,919,298	$4,890,408	$4,890,408	37	100.0%	5.0%	4.1
Mezzanine and other loans	41,400	40,634	40,634	2	86.7	9.6	4.6
	$4,960,698	$4,931,042	$4,931,042	39	99.9%	5.1%	4.1
(A)    Amortized cost represents the outstanding principal of loan, net of applicable unamortized discounts, loan origination fees and write-off on uncollectable loan balances.
(B)    Carrying value represents the amortized cost of loan, net of applicable allowance for credit losses.
(C)    Average weighted by outstanding principal of loan. Weighted average coupon assumes the greater of applicable one-month LIBOR rates of 0.14% and 1.76% as of December 31, 2020 and 2019, respectively, or the applicable contractual LIBOR floor.
(D)    The weighted average life of each loan is based on the expected timing of the receipt of contractual principal repayments assuming all extension options are exercised by the borrower.
(E)    Senior loans may include accommodation mezzanine loans in connection with the senior mortgage financing. Also, includes vertical loan participations sold with a principal and a carrying value of $66.2 million as of December 31, 2020 and a principal and a carrying value of $65.0 million as of December 31, 2019, respectively. Includes CLO loan participations of $1.0 billion as of December 31, 2020 and 2019, respectively.
(F)    Includes one real estate corporate loan to a multifamily operator with a principal and a carrying value of $50.0 million and $48.0 million, respectively.

Activity — For the years ended December 31, 2020 and 2019, the loan portfolio activity was as follows:

	Amortized Cost	Allowance for Credit Losses	Carrying Value
Balance at December 31, 2018	$4,001,820	$—	$4,001,820
Purchases and originations, net(A)	2,865,608	—	2,865,608
Proceeds from sales and principal repayments(B)	(1,956,611)	—	(1,956,611)
Accretion of loan discount and other amortization, net(C)	20,225	—	20,225
Balance at December 31, 2019	$4,931,042	$—	$4,931,042
Originations and future fundings, net(A)	966,182	—	966,182
Proceeds from sales and principal repayments(B)	(1,069,494)	—	(1,069,494)
Accretion of loan discount and other amortization, net(C)	17,222	—	17,222
PIK interest	4,232	—	4,232
Cumulative-effect adjustment upon adoption of ASU 2016-13	—	(13,909)	(13,909)
Provision for credit losses, net	—	(50,542)	(50,542)
Loan write-off	(4,650)	4,650	—
Balance at December 31, 2020	$4,844,534	$(59,801)	$4,784,733
(A)    Net of applicable premiums, discounts and deferred loan origination costs. Includes fundings on previously originated loans.
(B)    Includes $27.9 million and $142.8 million in net proceeds from non-recourse sale of senior interests during the years ended December 31, 2020 and 2019, respectively. Includes $65.0 million in loan repayment proceeds from pari passu loan syndication, which did not qualify for sale accounting under GAAP, during the year ended December 31, 2019.
(C)    Includes accretion of applicable discounts, certain fees and deferred loan origination costs.

KKR Real Estate Finance Trust Inc.
Notes to Consolidated Financial Statements
(dollars in tables in thousands, except per share amounts)
As of December 31, 2020 and 2019, there was $20.5 million and $29.7 million, respectively, of unamortized deferred loan fees and discounts included in commercial real estate loans, held-for-investment, net in the Consolidated Balance Sheets. KREF recognized prepayment fee income of $0.0 million and $0.9 million during the years ended December 31, 2020 and 2019, respectively; and net accelerated fees income of $1.8 million and $4.7 million during the years ended December 31, 2020 and 2019, respectively.

During the year ended December 31, 2020, KREF entered into loan modifications that include, among other changes, incremental capital contributions or partial repayments from certain borrowers, repurposing of reserves, and a temporary partial deferral for a portion of the coupon as payment-in-kind interest (“PIK Interest”) due, which is capitalized, compounded, and added to the outstanding principal balance of the respective loans. These loan modifications were not considered TDRs under GAAP, other than as described below. As of December 31, 2020, three loan modifications included temporary PIK Interest provisions, with a total outstanding loan principal and net book value of $317.7 million and $312.2 million, respectively. Total PIK Interest of $4.2 million was deferred and compounded into outstanding loan principal during the year ended December 31, 2020.

During the fourth quarter of the year ended December 31, 2020, one senior retail loan, which was due in November 2020, was modified to extend the maturity date through March 2021 with an option to extend to April 2021. The loan modification included a deferral of interest due and a Deed in Lieu of Foreclosure, which allows KREF to obtain title of the underlying property in the event of default, as defined. As of December 31, 2020, the loan had a principal balance and an amortized cost of $109.6 million and $109.6 million, respectively, had a risk rating of 5, and was on non-accrual status since October 2020. KREF had no remaining unfunded commitment as of December 31, 2020. While KREF did not forgive or charge-off any amounts due under this loan, this modification is considered a TDR under GAAP.

Loan Risk Ratings — As further described in Note 2, our Manager evaluates KREF's commercial real estate loan portfolio on a quarterly basis. In conjunction with the quarterly commercial real estate loan portfolio review, KREF's Manager assesses the risk factors of each loan and assigns a risk rating based on a variety of factors. Loans are rated “1” (very low risk) through “5” Impaired/Loss Likely), which ratings are defined in Note 2.

The following tables summarize the principal balance and net book value of the loan portfolio based on KREF's internal risk ratings:

December 31, 2020					December 31, 2019
Risk Rating	Number of Loans	Net Book Value	Total Loan Exposure(A)	Total Loan Exposure %	Risk Rating	Number of Loans	Net Book Value	Total Loan Exposure(A)	Total Loan Exposure %
1	—	$—	$—	—%	1	1	$85,730	$86,000	1.7%
2	2	321,686	323,026	6.5	2	5	450,827	451,858	9.0
3	32	3,715,132	3,836,983	77.3	3	33	4,394,485	4,501,440	89.3
4	6	675,727	687,040	13.9	4	—	—	—	—
5	2	72,188	115,071	2.3	5	—	—	—	—
	42	$4,784,733	$4,962,120	100.0%		39	$4,931,042	$5,039,298	100.0%
(A)    In certain instances, KREF finances its loans through the non-recourse sale of a senior interest that is not included in the consolidated financial statements. Total loan exposure includes the entire loan KREF originated and financed, including $158.7 million and $143.6 million of such non-consolidated interests, and excludes $66.2 million and $65.0 million vertical loan participation as of December 31, 2020 and 2019, respectively.

As of December 31, 2020, the average risk rating of KREF's portfolio was 3.1 (Average Risk), weighted by total loan exposure, as compared to 2.9 (Average Risk) as of December 31, 2019.

KKR Real Estate Finance Trust Inc.
Notes to Consolidated Financial Statements
(dollars in tables in thousands, except per share amounts)
Loan Vintage — The following table presents the amortized cost of the loan portfolio at December 31, 2020, by KREF's internal risk rating and year of origination. The risk ratings are updated as of December 31, 2020.

December 31, 2020
			Amortized Cost by Year of Origination
Risk Rating	Number of Loans	Outstanding Principal	2020	2019	2018	2017	2016	2015	Total	Carrying Amount
Commercial Real Estate Loans
1	—	$—	$—	$—	$—	$—	$—	$—	$—	$—
2	2	323,026	—	128,514	—	193,633	—	—	322,147	321,686
3	32	3,744,559	461,406	2,105,972	1,159,818	—	—	—	3,727,196	3,715,132
4	6	687,040	101,586	76,670	340,745	165,751	—	—	684,752	675,727
5	2	115,071	—	—	—	—	—	110,439	110,439	72,188
	42	$4,869,696	$562,992	$2,311,156	$1,500,563	$359,384	$—	$110,439	$4,844,534	$4,784,733

Allowance for Credit Losses — For the year ended December 31, 2020, the changes to allowance for credit losses were as following:

	Commercial Mortgage Loans	Unfunded Loan Commitments	Total
Balance at December 31, 2019	$—	$—	$—
Cumulative-effect adjustment upon adoption of ASU 2016-13	13,909	1,100	15,009
Provision for credit losses, net	50,542	(198)	50,344
Write-off charged	(4,650)	—	(4,650)
Balance as December 31, 2020	$59,801	$902	$60,703

The $50.3 million incremental provision for credit losses during the year ended December 31, 2020, compared to the January 1, 2020 cumulative-effect adjustment of $15.0 million upon adoption of ASU 2016-13, was primarily attributable to the significant adverse change in the economic outlook due to the COVID-19 pandemic. In addition, the average risk rating of KREF's loan portfolio increased from 2.9 as of December 31, 2019 to 3.1 as of December 31, 2020.

KKR Real Estate Finance Trust Inc.
Notes to Consolidated Financial Statements
(dollars in tables in thousands, except per share amounts)
Concentration of Credit Risk — The following tables present the geographies and property types of collateral underlying KREF's commercial real estate loans as a percentage of the loans' principal amounts:

	December 31, 2020	December 31, 2019		December 31, 2020	December 31, 2019
Geography(A)			Collateral Property Type
New York	14.5%	22.5%	Multifamily	51.0%	58.3%
Illinois	11.8	9.7	Office	30.2	25.5
Virginia	10.1	8.2	Condo (Residential)	6.1	3.0
Pennsylvania	9.7	9.2	Retail	5.0	4.7
Massachusetts	8.4	7.7	Hospitality	4.5	4.4
California	7.7	6.9	Industrial	1.8	2.8
Washington	7.2	6.9	Student Housing	1.4	1.3
Texas	6.6	2.5	Total	100.0%	100.0%
Florida	5.7	6.9
Colorado	4.7	2.8
Minnesota	4.0	3.7
Washington D.C.	2.9	0.9
Oregon	2.3	2.5
Georgia	1.8	4.3
Alabama	1.4	1.2
New Jersey	—	3.1
Other U.S.	1.2	1.0
Total	100.0%	100.0%

(A)    Excludes one real estate corporate loan to a multifamily operator with an outstanding principal amount of $50.0 million, representing 1.0% of KREF’s commercial real estate loans, at December 31, 2020.

KKR Real Estate Finance Trust Inc.
Notes to Consolidated Financial Statements
(dollars in tables in thousands, except per share amounts)
Note 4. Debt Obligations

The following table summarizes KREF's secured master repurchase agreements and other financing arrangements in place as of December 31, 2020 and 2019:

	December 31, 2020											December 31, 2019
	Facility							Collateral				Facility
	Month Issued	Outstanding Principal	Carrying Value(A)	Maximum Facility Size	Final Stated Maturity	Weighted Average Funding Cost(B)	Weighted Average Life (Years) (B)	Outstanding Principal	Amortized Cost Basis	Carrying Value	Weighted Average Life (Years)(C)	Carrying Value(A)
Master Repurchase Agreements(D)
Wells Fargo(E)	Oct 2015	$446,208	$443,745	$1,000,000	Nov 2023	1.8%	2.0	$683,726	$680,839	$641,429	3.3	$464,933
Morgan Stanley(F)	Dec 2016	150,150	148,772	600,000	Dec 2022	2.2	2.0	221,310	219,429	218,438	5.0	392,279
Goldman Sachs(G)	Sep 2016	76,762	76,163	240,000	Oct 2023	3.2	1.9	157,572	157,379	156,425	1.9	223,867
Term Lending Agreement
KREF Lending V(H)	Jun 2019	900,000	899,363	900,000	Jun 2026	2.1	1.5	1,120,637	1,115,291	1,110,845	3.4	868,816
Warehouse Facility
HSBC Facility(I)	Mar 2020	—	(353)	500,000	Mar 2023	—	2.2	—	—	—	n.a	—
Asset Specific Financing
BMO Facility(J)	Aug 2018	60,000	59,795	300,000	n.a	1.9	3.1	76,000	75,750	73,181	3.1	141,120
Revolving Credit Agreement
Revolver(K)	Dec 2018	—	—	335,000	Dec 2023	—	2.9	n.a	n.a	n.a	n.a	—
Total / Weighted Average		$1,633,120	$1,627,485	$3,875,000		2.1%	1.8					$2,091,015
(A)    Net of $5.6 million and $9.5 million unamortized debt issuance costs as of December 31, 2020 and 2019, respectively.
(B)    Average weighted by the outstanding principal of borrowings. Funding cost includes deferred financing costs.
(C)    Average based on the fully extended loan maturity, weighted by the outstanding principal of the collateral.
(D)    Borrowings under these repurchase agreements are collateralized by senior loans, held-for-investment, and bear interest equal to the sum of (i) a floating rate index, equal to one-month LIBOR, or an index approximating LIBOR, and (ii) a margin, based on the collateral. As of December 31, 2020 and 2019, the percentage of the outstanding principal of the collateral sold and not borrowed under these repurchase agreements, or average "haircut" weighted by outstanding principal of collateral, was 36.7% and 27.4%, respectively (or 34.8% and 25.7%, respectively, if KREF had borrowed the maximum amount approved by its repurchase agreement counterparties as of such dates).
(E)    The current stated maturity date is November 2021, which does not reflect two, twelve-month facility term extensions available to KREF, which is contingent upon certain covenants and thresholds. As of December 31, 2020, the collateral-based margin was between 1.25% and 2.15%.
(F)    In November 2020, the current stated maturity was extended to December 2021, with one-year extension option upon KREF giving written notice and another two one-year extension periods subject to approval by Morgan Stanley. In addition, KREF has the option to increase the facility amount to $750.0 million. As of December 31, 2020, the collateral-based margin was between 1.75% and 2.15%.
(G)    In May 2020, the facility was amended to extend the current stated maturity date to October 30, 2021. In addition, KREF has the option to extend the maturity date to October 31, 2023 by (i) electing to permanently reduce the maximum advance rate for each pledged loan to the lesser of 65% or the advance rate in effect for such loan at October 30, 2021, and (ii) payment of the applicable contractual fee, subject to the satisfaction of certain conditions. As of December 31, 2020, the collateral-base margin was between 1.90% and 2.00%.
(H)    In June 2019, KREF entered into a Master Repurchase and Securities Contract Agreement (the "Term Lending Agreement") with Morgan Stanley Mortgage Capital Holdings LLC ("Administrative Agent"), as administrative agent on behalf of Morgan Stanley Bank, N.A. ("Initial Buyer"), which provides for current and future financings of up to $900.0 million on a non-mark-to-market basis. The Initial Buyer subsequently syndicated a portion of the facility to multiple financial institutions. As of December 31, 2020, the Initial Buyer held 22.2% of the total commitment under the facility. Borrowings under the Term Lending Agreement are collateralized by certain loans, held for investment, and bear interest equal to one-month LIBOR, plus a 1.9% margin. The Term Lending Agreement has an initial maturity of June 2021, subject to five one-year extension options, which may be exercised by KREF upon the satisfaction of certain customary conditions and thresholds.
(I)    In March 2020, KREF entered into a $500.0 million Loan and Security Agreement with HSBC Bank USA, National Association (“HSBC Facility”). The facility, which matures in March 2023, provides warehouse financing on a non-mark-to-market basis with partial recourse to KREF.
(J)    In August 2018, KREF entered into a $200.0 million loan financing facility with BMO Harris Bank ("BMO Facility"). The facility provides asset-based financing on a non-mark to market basis with matched-term up to five years with partial recourse to KREF. During May 2019, KREF increased the borrowing capacity to $300.0 million. As of December 31, 2020, the collateral-based margin was 1.70%.
(K)    In December 2018, KREF entered into a $100.0 million corporate revolving credit facility (“Revolver”) administered by Morgan Stanley Senior Funding, Inc. Additional lenders were added in 2019 and 2020, further increasing the borrowing capacity under the Revolver to $335.0 million as of December 31, 2020. The current stated maturity of the facility is December 2023. Borrowings under the facility bear interest at a per annum rate equal to the sum of (i) a floating rate index and (ii) a fixed margin. Borrowings under this facility are full recourse to certain guarantor wholly-owned subsidiaries of KREF. As of December 31, 2020, the carrying value excluded $2.5 million unamortized debt issuance costs presented within "Other assets" on KREF's Consolidated Balance Sheets.

The preceding table excludes loan participations sold (Note 8).

KKR Real Estate Finance Trust Inc.
Notes to Consolidated Financial Statements
(dollars in tables in thousands, except per share amounts)
As of December 31, 2020 and 2019, KREF had outstanding repurchase agreements and a Term Lending Agreement where the amount at risk with any individual counterparty, or group of related counterparties, exceeded 10.0% of KREF’s stockholders' equity. The amount at risk under these agreements is the net counterparty exposure, defined as the excess of the carrying amount (or market value, if higher than the carrying amount, for repurchase agreements) of the assets sold under agreement to repurchase, including accrued interest plus any cash or other assets on deposit to secure the repurchase obligation, over the amount of the repurchase liability, adjusted for accrued interest. The following table summarizes certain characteristics of KREF's repurchase agreements where the amount at risk with any individual counterparty, or group of related counterparties, exceeded 10.0% of KREF’s stockholders' equity as of December 31, 2020 and 2019:

	Outstanding Principal	Net Counterparty Exposure	Percent of Stockholders' Equity	Weighted Average Life (Years)(A)
December 31, 2020
Wells Fargo	$446,208	$196,715	18.9%	2.0
Term Lending Agreement(B)	900,000	214,135	20.5	1.5
Total / Weighted Average	$1,346,208	$410,850	39.4%	1.7
December 31, 2019
Wells Fargo	$468,452	$178,827	15.9%	2.6
Morgan Stanley	394,499	136,764	12.2	2.5
Term Lending Agreement(B)	870,051	203,800	18.2	2.1
Total / Weighted Average	$1,733,002	$519,391	46.3%	2.4
(A)    Average weighted by the outstanding principal of borrowings under the secured financing agreement.
(B)    There were multiple counterparties to the Term Lending Agreement. Morgan Stanley Bank, N.A. represented 4.6% and 8.9% of the net counterparty exposure as a percent of stockholders' equity as of December 31, 2020 and 2019, respectively.

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

Term Loan Financing

In April 2018, KREF, through its consolidated subsidiaries, entered into a term loan financing agreement (“Term Loan Facility”) with third party lenders for an initial borrowing capacity of $200.0 million that was subsequently increased to $1.0 billion in October 2018. The facility provides asset-based financing on a non-mark-to-market basis with matched term up to five years and is non-recourse to KREF. Borrowings under the facility are collateralized by senior loans, held-for-investment, and bear interest equal to one-month LIBOR plus a margin. As of December 31, 2020, the weighted average margin and interest rate on the facility were 1.6% and 1.7%, respectively. As of December 31, 2019, the weighted average margin and interest rate on the facility were 1.5% and 3.2%, respectively. The following tables summarize our borrowings under the Term Loan Facility:

	December 31, 2020
Term Loan Facility	Count	Outstanding Principal	Amortized Cost	Carrying Value	Wtd. Avg. Yield/Cost(A)	Guarantee(B)	Wtd. Avg. Term(C)
Collateral assets	13	$1,155,378	$1,151,144	$1,147,517	L + 3.0%	n.a.	January 2024
Financing provided	n.a.	948,204	947,262	947,262	L + 1.9%	n.a.	January 2024

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

Activity — For the years ended December 31, 2020 and 2019, the activity related to the carrying value of KREF’s secured financing agreements were as follows:

Secured Financing Agreements, Net
Balance as of December 31, 2018	$1,951,049
Principal borrowings	3,217,859
Principal repayments/sales/deconsolidation	(2,284,819)
Deferred debt issuance costs	(10,238)
Amortization of deferred debt issuance costs	11,036
Balance as of December 31, 2019	$2,884,887
Principal borrowings	1,015,430
Principal repayments/sales	(1,332,822)
Deferred debt issuance costs	(5,505)
Amortization of deferred debt issuance costs	12,757
Balance as of December 31, 2020	$2,574,747

Maturities — KREF’s secured financing agreements, term loan financing and other consolidated debt obligations in place as of December 31, 2020 had contractual maturities as follows:

Year	Nonrecourse	Recourse(A)	Total
2021	807,080	88,648	895,728
2022	837,116	239,072	1,076,188
2023	346,953	40,130	387,083
2024	181,896	40,429	222,325
Thereafter	—	—	—
	$2,173,045	$408,279	$2,581,324
(A)    Except for the Revolver, which is full recourse, amounts borrowed subject to a maximum 25.0% recourse limit. The Revolver expires in December 2023.

Covenants — KREF is required to comply with customary loan covenants and event of default provisions related to its secured financing agreements and Revolver, including, but not limited to, negative covenants relating to restrictions on operations with respect to KREF’s status as a REIT, and financial covenants. Such financial covenants include an interest income to interest expense ratio covenant (1.5 to 1.0); a minimum consolidated tangible net worth covenant (75.0% of the aggregate cash proceeds of any equity issuances made and any capital contributions received by KREF and certain subsidiaries or up to approximately $880.2 million depending upon the facility); a cash liquidity covenant (the greater of $10.0 million or 5.0% of KREF's recourse indebtedness); and a total indebtedness covenant(1) (75.0% of KREF's total assets, net of VIE liabilities and non-recourse indebtedness). As of December 31, 2020 and 2019, KREF was in compliance with its financial debt covenants.

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

KKR Real Estate Finance Trust Inc.
Notes to Consolidated Financial Statements
(dollars in tables in thousands, except per share amounts)
Note 5. Collateralized Loan Obligation

In November 2018, KREF financed a pool of loan participations from our existing loan portfolio through a managed CLO. KREF 2018-FL1 provides KREF with match-term financing on a non-mark-to-market and non-recourse basis. KREF 2018-FL1 has a two-year reinvestment feature that allows principal proceeds of the collateral assets to be reinvested in qualifying replacement assets, subject to the satisfaction of certain conditions set forth in the indenture. The two-year reinvestment period ended in December 2020.

The following tables outline KREF 2018-FL1 collateral assets and respective borrowing as of December 31, 2020 and 2019:

	December 31, 2020
Collateralized Loan Obligation	Count	Outstanding Principal	Amortized Cost	Carrying Value	Wtd. Avg. Yield/Cost(B)	Wtd. Avg. Term(C)
Collateral assets(A)	21	$1,000,000	$1,000,000	$997,336	L + 2.9%	March 2024
Financing provided	1	810,000	810,000	810,000	L + 1.4%	June 2036

	December 31, 2019
Collateralized Loan Obligation	Count	Outstanding Principal	Amortized Cost	Carrying Value	Wtd. Avg. Yield/Cost(B)	Wtd. Avg. Term(C)
Collateral assets(A)	22	$1,000,000	$1,000,000	$1,000,000	L + 2.8%	November 2023
Financing provided	1	810,000	803,376	803,376	L + 1.8%	June 2036
(A)Collateral loan assets represent 20.5% and 20.2% of the principal of KREF's commercial real estate loans as of December 31, 2020 and 2019, respectively. As of December 31, 2020 and 2019, 100% of KREF loans financed through the CLO are floating rate loans.
(B)Yield on collateral assets is based on cash coupon. Financing cost includes amortization of deferred financing costs incurred in connection with the CLO, which were fully amortized as of December 31, 2020.
(C)Loan term represents weighted-average final maturity, assuming extension options are exercised by the borrower. Repayments of CLO notes are dependent on timing of related collateral loan asset repayments post reinvestment period. The term of the CLO notes represents the rated final distribution date.

The following table presents the KREF 2018-FL1 Assets and Liabilities included in KREF’s Consolidated Balance Sheets:

Assets	December 31, 2020	December 31, 2019
Commercial real estate loans, held-for-investment	$1,000,483	$1,000,000
Less: Allowance for credit losses	(2,669)	—
Commercial real estate loans, held-for-investment, net	997,814	1,000,000
Accrued interest receivable	3,075	3,280
Other assets	5	5
Total	$1,000,894	$1,003,285
Liabilities
Collateralized loan obligation, net	$810,000	$803,376
Accrued interest payable	668	1,254
Accounts payable, accrued expenses and other liabilities	72	72
Total	$810,740	$804,702

KKR Real Estate Finance Trust Inc.
Notes to Consolidated Financial Statements
(dollars in tables in thousands, except per share amounts)
The following table presents the components of net interest income of KREF 2018-FL1 included in KREF’s Consolidated Statements of Income:

	For the Year Ended December 31,
	2020	2019
Net Interest Income
Interest income	$45,617	$53,896
Interest expense(A)	26,853	38,427
Net interest income	$18,764	$15,469
(A)Includes $6.8 million and $3.3 million of deferred financing costs amortization for the years ended December 31, 2020 and 2019, respectively. KREF's unamortized deferred financing costs related to KREF 2018-FL1 were $0.0 million and $6.6 million, as of December 31, 2020 and 2019, respectively.

KKR Real Estate Finance Trust Inc.
Notes to Consolidated Financial Statements
(dollars in tables in thousands, except per share amounts)
Note 6. Secured Term Loan, Net

In September 2020, KREF entered into a $300.0 million secured term loan at a price of 97.5%, which bears interest at a per annum rate equal to LIBOR plus a 4.75% margin, subject to a 1.0% LIBOR floor, payable quarterly beginning in December 2020. The secured term loan is partially amortizing, with an amount equal to 1.0% per annum of the principal balance due in quarterly installments starting March 31, 2021. The secured term loan matures on September 1, 2027 and contains restrictions relating to liens, asset sales, indebtedness, investments and transactions with affiliates. The secured term loan is secured by KREF level guarantees and does not include asset-based collateral.

Upon the execution of the secured term loan, KREF recorded a $7.5 million issuance discount and $5.1 million in issuance costs, inclusive of $1.1 million in arrangement and structuring fees paid to KKR Capital Markets ("KCM"), an affiliate of KREF. Inclusive of the amortization of the discount and issuance costs, KREF’s total cost of the secured term loan is LIBOR plus 5.3% per annum.

The following table summarizes KREF’s secured term loan at December 31, 2020:

December 31, 2020
Principal amount	$300,000
Unamortized discount	(7,145)
Deferred financing costs	(4,827)
Carrying amount	$288,028

Covenants — KREF is required to comply with customary loan covenants and event of default provisions related to its secured term loan that include, but are not limited to, negative covenants relating to restrictions on operations with respect to KREF’s status as a REIT, and financial covenants. Such financial covenants include a minimum consolidated tangible net worth of $650.0 million and a maximum Total Debt to Total Assets ratio, as defined, of 83.3% (the “Leverage Covenant”). The tangible net worth and Leverage Covenants are effective as of the last day of each fiscal quarter commencing with the fiscal quarter ending March 31, 2021. KREF was in compliance with such covenants as of December 31, 2020.

KKR Real Estate Finance Trust Inc.
Notes to Consolidated Financial Statements
(dollars in tables in thousands, except per share amounts)
Note 7. Convertible Notes, Net
In May 2018, KREF issued $143.75 million of Convertible Notes, which bear interest at a rate of 6.125% per year, payable semi-annually in arrears on May 15 and November 15 of each year, beginning on November 15, 2018. The Convertible Notes mature on May 15, 2023, unless earlier repurchased or converted. The Convertible Notes’ issuance costs of $5.1 million are amortized through interest expense over the life of the Convertible Notes.

The initial conversion rate for the Convertible Notes is 43.9386 shares of KREF’s common stock per $1,000 principal amount of Notes, which is equivalent to an initial conversion price of approximately $22.76 per share of KREF’s common stock, which represents a 10% conversion premium over the last reported sale price of $20.69 per share of KREF’s common stock on the New York Stock Exchange on May 15, 2018. The conversion rate is subject to adjustment under certain circumstances. In addition, upon a make-whole fundamental change as defined within the indenture governing the Convertible Notes, KREF will, under certain circumstances, increase the applicable conversion rate for a holder that elects to convert its Notes in connection with such make-whole fundamental change. Prior to February 15, 2023, the Convertible Notes will be convertible only upon satisfaction of certain conditions and during certain periods, and thereafter, at any time until the close of business on the second scheduled trading day immediately preceding the maturity date. KREF will satisfy any conversion elections by paying or delivering, as the case may be, cash, shares of KREF’s common stock or a combination of cash and shares of KREF’s common stock, at its election. KREF has the intent and ability to settle the Convertible Notes in cash and, as a result, the Convertible Notes did not have an impact on our diluted earnings per share.

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

The following table details the interest expense related to the Convertible Notes:

	For the Year Ended December 31,
	2020	2019
Cash coupon	$8,805	$8,804
Discount and issuance cost amortization	1,390	1,386
Total interest expense	$10,195	$10,190

The following table details the net book value of the Convertible Notes on KREF's Consolidated Balance Sheets:

	December 31, 2020	December 31, 2019
Principal	$143,750	$143,750
Deferred financing costs	(2,431)	(3,460)
Unamortized discount	(854)	(1,215)
Net book value	$140,465	$139,075

Accrued interest payable for the Convertible Notes was $1.1 million and $1.1 million as of December 31, 2020 and 2019, respectively. Refer to Note 2 for additional discussion of accounting policies for the Convertible Notes.

KKR Real Estate Finance Trust Inc.
Notes to Consolidated Financial Statements
(dollars in tables in thousands, except per share amounts)
Note 8. Loan Participations Sold

KREF finances certain loan investments through the syndication of a non-recourse, or limited-recourse, loan participation to unaffiliated third parties. In October 2019, KREF syndicated a $65.0 million vertical participation in one of its loan investments with a principal balance of $328.5 million to an unaffiliated third party, at par value. Such syndications did not qualify for "sale" accounting under GAAP and therefore are consolidated in KREF's consolidated financial statements as of December 31, 2020 and 2019.

The following tables summarize the loan participation sold liabilities that KREF recognized since the corresponding syndications of the respective loan participations were not treated as "sales" as of December 31, 2020 and 2019:

	December 31, 2020
Loan Participations Sold	Count	Principal Balance	Amortized Cost	Carrying Value	Yield/Cost(A)	Guarantee	Term
Total loan	1	$337,327	$336,329	$335,507	L + 2.6%	n.a.	July 2024
Vertical loan participation(B)	1	66,248	66,232	66,232	L + 2.6%	n.a.	July 2024

	December 31, 2019
Loan Participations Sold	Count	Principal Balance	Amortized Cost	Carrying Value	Yield/Cost(A)	Guarantee	Term
Total loan	1	$328,500	$326,881	$326,881	L + 2.5%	n.a.	July 2024
Vertical loan participation(B)	1	65,000	64,966	64,966	L + 2.5%	n.a.	July 2024

(A)     Floating rate loans and related liabilities are indexed to one-month LIBOR. KREF's net interest rate exposure is in direct proportion to its interest in the net assets of the senior loan.
(B)    During the years ended December 31, 2020 and 2019, KREF recorded $2.9 million and $0.6 million of interest income, and $2.9 million and $0.6 million of interest expense, respectively, related to the vertical loan participation sold.

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

As of December 31, 2020, KREF held a 3.5% interest in RECOP I, an unconsolidated VIE of which KREF is not the primary beneficiary, at its fair value of $33.3 million. The aggregator vehicle in which KREF invests is controlled and advised by affiliates of the Manager. RECOP I primarily acquired junior tranches of CMBS newly issued by third parties. KREF will not pay any fees to RECOP I, but KREF bears its pro rata share of RECOP I's expenses. KREF reported its share of the net asset value of RECOP I in its Consolidated Balance Sheets, presented as “Equity method investments” and its share of net income, presented as “Income from equity method investments” in the Consolidated Statements of Income.

As of December 31, 2020, the non-voting limited liability company interests issued by the Manager, a VIE, and held by a Taxable REIT Subsidiary ("TRS") of KREF for the benefit of the holder of the SNVPS represented 4.7% of the Manager’s outstanding limited liability company interests (Note 10). KREF reported its interest in the Manager in its Consolidated Balance Sheets, presented as “Equity method investments” and its share of net income, presented as “Income from equity method investments” in the Consolidated Statements of Income.

CMBS — KREF beneficially owned and directly held CMBS with an unpaid principal balance and fair value of $34.9 million and $12.5 million, respectively, as of December 31, 2018. During the three months ended September 30, 2019, KREF sold its remaining directly held CMBS investments, comprised of (i) a controlling beneficial interest in a CMBS trust held and (ii) interest-only bonds, for $9.8 million, resulting in a net loss of $2.7 million, which is included in "Other Income - (Loss) gain on sale of investments" in the Consolidated Statements of Income. Consequently, KREF deconsolidated the respective CMBS trust upon sale.

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

Common Stock — As further described below, since December 2015, KREF issued the following shares of common stock:

Pricing Date	Shares Issued	Net Proceeds
As of December 31, 2015	13,636,416	$272,728
February 2016	2,000,000	40,000
May 2016	3,000,138	57,130
June 2016(A)	21,838	—
August 2016	5,500,000	109,875
As of December 31, 2016	24,158,392	$479,733
February 2017	7,386,208	147,662
April 2017	10,379,738	207,595
May 2017 - Initial Public Offering	11,787,500	219,356
As of December 31, 2017	53,711,838	$1,054,346
August 2018	5,000,000	98,326
November 2018	500,000	9,351
As of December 31, 2018	59,211,838	$1,162,023
(A)    KREF did not receive any proceeds with respect to 21,838 shares of common stock issued to certain current and former employees of, and non-employee consultants to, KKR and third-party investors in the private placement completed in March 2016, in accordance with KREF's Stockholders Agreement dated as of March 29, 2016.

KREF did not issue additional common stock between January 1, 2019 and December 31, 2020 other than related to the vesting of restricted stock units discussed below.

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

As of December 31, 2020 and 2019, KKR beneficially owned 21,234,528 and 22,008,616 shares of KREF's common stock, of which 1,234,528 and 2,008,616 shares were held by KKR on behalf of a third-party investor (Note 1).

During the years ended December 31, 2020 and 2019, 170,482 and 103,175 shares of common stock were issued related to the vesting of restricted stock units. Upon any payment of shares as a result of restricted stock unit vesting, the related tax withholding obligation will generally be satisfied by KREF, reducing the number of shares to be delivered by a number of shares necessary to satisfy the related applicable tax withholding obligation. Refer to Note 11 for further detail.

Of the 59,519,754 common shares KREF issued, there were 55,619,428 common shares outstanding as of December 31, 2020, which includes 307,916 net shares of common stock issued in connection with vested restricted stock units and is net of 3,900,326 common shares repurchased as of December 31, 2020. Of the 59,349,272 common shares KREF issued, there were 57,486,583 common shares outstanding as of December 31, 2019, which includes 137,434 net shares of common stock issued in connection with vested restricted stock units and is net of 1,862,689 common shares repurchased as of December 31, 2019.

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

During the year ended December 31, 2020, KREF repurchased 2,037,637 shares of common stock at an average price per share of $12.27, for a total of $25.0 million. During the year ended December 31, 2019, KREF repurchased 212,809 shares of common stock under the repurchase program at an average price per share of $19.25 for a total of $4.1 million. Payments for these shares are presented within “Payments to reacquire common stock” on the Consolidated Statements of Cash Flows.

At the Market Stock Offering Program — On February 22, 2019, KREF entered into an equity distribution agreement with certain sales agents, pursuant to which KREF may sell, from time to time, up to an aggregate sales price of $100.0 million of its common stock pursuant to a continuous offering program (the “ATM”). Sales of KREF’s common stock made pursuant to the ATM may be made in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933, as amended. The timing and amount of actual sales will depend on a variety of factors including market conditions, the trading price of KREF’s common stock, KREF’s capital needs, and KREF’s determination of the appropriate sources of funding to meet such needs. KREF did not sell any shares of its common stock under the ATM during the year ended December 31, 2020.

KKR Real Estate Finance Trust Inc.
Notes to Consolidated Financial Statements
(dollars in tables in thousands, except per share amounts)
Dividends — During the years ended December 31, 2020 and 2019, KREF's board of directors declared the following dividends on shares of its common stock and special voting preferred stock:

			Amount
Declaration Date	Record Date	Payment Date	Per Share	Total
2020
March 16, 2020	March 31, 2020	April 15, 2020	$0.43	$24,010
June 15, 2020	June 30, 2020	July 15, 2020	0.43	23,861
September 15, 2020	September 30, 2020	October 15, 2020	0.43	23,861
December 15, 2020	December 31, 2020	January 15, 2021	0.43	23,916
				$95,648
2019
March 18, 2019	March 29, 2019	April 12, 2019	$0.43	$24,761
June 14, 2019	June 28, 2019	July 15, 2019	0.43	24,688
September 13, 2019	September 30, 2019	October 16, 2019	0.43	24,692
December 16, 2019	December 31, 2019	January 15, 2021	0.43	24,719
				$98,860

Special Voting Preferred Stock — In March 2016, KREF issued one share of special voting preferred stock to KKR Fund Holdings L.P. ("KKR Fund Holdings") for $20.00 per share, which KKR Fund Holdings transferred to its subsidiary, KKR REFT Asset Holdings LLC. The holder of the special voting preferred stock has special voting rights related to the election of members to KREF's board of directors until KKR and its affiliates cease to own at least 25.0% of KREF's issued and outstanding common stock. KKR and its affiliates beneficially owned 21,234,528 and 22,008,616 shares of KREF's common stock, of which 1,234,528 and 2,008,616 shares were held on behalf of a third-party investor, representing 38.2% and 38.3% of KREF’s issued and outstanding common stock as of December 31, 2020 and 2019, respectively.

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

KKR Real Estate Finance Trust Inc.
Notes to Consolidated Financial Statements
(dollars in tables in thousands, except per share amounts)
Earnings (Loss) per Share — The following table illustrates the computation of basic and diluted earnings (loss) per share for the years ended December 31, 2020, 2019 and 2018:

	For the Year Ended December 31,
	2020	2019	2018
Numerator
Net income (loss) attributable to common stockholders	$53,553	$90,492	$87,293

Denominator
Basic weighted average common shares outstanding	55,985,014	57,426,912	55,136,548
Dilutive restricted stock units	72,223	105,578	34,513
Diluted weighted average common shares outstanding	56,057,237	57,532,490	55,171,061
Net income (loss) attributable to common stockholders, per:
Basic common share	$0.96	$1.58	$1.58
Diluted common share	$0.96	$1.57	$1.58

KKR Real Estate Finance Trust Inc.
Notes to Consolidated Financial Statements
(dollars in tables in thousands, except per share amounts)
Note 11. Stock-based Compensation

KREF is externally managed by the Manager and does not currently have any employees. However, as of December 31, 2020, certain individuals employed by the Manager and affiliates of the Manager, and certain members of KREF's board of directors were compensated, in part, through the issuance of stock-based awards.

As of December 31, 2020, KREF had restricted stock unit (“RSU”) awards outstanding under the KKR Real Estate Finance Trust Inc. 2016 Omnibus Incentive Plan that was adopted on February 12, 2016 and amended and restated on November 17, 2016 (the "Incentive Plan") to certain members of KREF’s board of directors and employees of the Manager or its affiliates, none of whom are KREF employees. RSUs awarded to employees of the Manager or its affiliates, generally vest over three consecutive one-year periods and awards to certain members of KREF's board of directors vest over a one-year period, pursuant to the terms of the respective award agreements and the terms of the Incentive Plan. RSU awards are not entitled to dividends until KREF issues shares of its common stock, which are issuable on a one-to-one basis upon the RSU award vesting.

The following table summarizes the activity in KREF’s outstanding RSUs and the weighted-average grant date fair value per RSU:

	Restricted Stock Units	Weighted Average Grant Date Fair Value Per RSU(A)
Unvested as of December 31, 2019	641,214	$20.02
Granted	443,052	17.77
Vested	(291,418)	19.94
Forfeited/ cancelled	(4,906)	20.30
Unvested as of December 31, 2020	787,942	$18.78
(A)The grant-date fair value is based upon the last sale price of KREF’s common stock at the date of grant.

KREF expects the unvested RSUs outstanding to vest during the following years:

Year	Restricted Stock Units
2021	389,758
2022	256,508
2023	141,676
Total	787,942

Upon adoption of ASU No. 2018-07, Compensation — Stock Compensation (Topic 718): Improvements to Nonemployee Share-based Payment Accounting, in June 2018, KREF recognizes the compensation cost of RSUs awarded to employees of the Manager, or one or more of its affiliates, on a straight-line basis over the awards’ term at their grant date fair value, consistent with the RSUs awarded to certain members of KREF's board of directors.

During the years ended December 31, 2020, 2019 and 2018, KREF recognized $5.7 million, $4.0 million and $2.0 million, respectively, of stock-based compensation expense included in “General and administrative” expense in the Consolidated Statements of Income. As of December 31, 2020, there was $13.4 million of total unrecognized stock-based compensation expense related to unvested share-based compensation arrangements. This cost is expected to be recognized over a weighted average period of 1.1 years.

Upon any payment of shares as a result of restricted stock unit vesting, the related tax withholding obligation will generally be satisfied by KREF, reducing the number of shares to be delivered by a number of shares necessary to satisfy the related applicable tax withholding obligation. The amount results in a cash payment related to this tax liability and a corresponding adjustment to additional paid-in capital in the Consolidated Statement of Changes in Stockholders' Equity. The adjustment was $2.0 million for the year ended December 31, 2020, and is included as a reduction of capital related to the KREF's equity incentive plan in the Consolidated Statement of Changes in Stockholders' Equity. KREF delivered 170,482 shares of common stock for 291,418 vested RSUs during the year ended December 31, 2020.

Refer to Note 13 for additional information regarding the Incentive Plan.

KKR Real Estate Finance Trust Inc.
Notes to Consolidated Financial Statements
(dollars in tables in thousands, except per share amounts)
Note 12. Commitments and Contingencies

As of December 31, 2020, KREF was subject to the following commitments and contingencies:

Litigation — From time to time, KREF may be involved in various claims and legal actions arising in the ordinary course of business. KREF establishes an accrued liability for legal proceedings only when those matters present loss contingencies that are both probable and reasonably estimable.

As of December 31, 2020, KREF was not involved in any material legal proceedings regarding claims or legal actions against KREF.

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

Capital Commitments — As of December 31, 2020, KREF had future funding requirements of $471.9 million related to its investments in commercial real estate loans. These future funding commitments primarily relate to construction projects, capital improvements, tenant improvements and leasing commissions. Generally, funding commitments are subject to certain conditions that must be met, such as customary construction draw certifications, minimum credit metrics or executions of new leases before advances are made to the borrower.

In January 2017, KREF committed $40.0 million to invest in an aggregator vehicle alongside RECOP I. The two-year investment period for RECOP I ended in April 2019. As of December 31, 2020, KREF had a remaining commitment of $4.3 million to RECOP I.

Impact of the COVID-19 Pandemic — The COVID-19 pandemic has resulted in significant disruptions in financial markets, business shutdowns and uncertainty about how the U.S. and global economy will perform over the next several months. Possible future declines in rental rates and expectations of future rental concessions, including free rent to renew tenants early, to retain tenants who are up for renewal or to attract new tenants, or rent abatements for tenants severely impacted by the COVID-19 pandemic may result in decreases in cash flows to KREF’s borrowers and potentially in defaults in paying debt service on outstanding indebtedness, which could adversely impact the Company’s results of operations and financial performance. Impending declines in economic conditions could negatively impact real estate and real estate capital markets and result in lower occupancy, lower rental rates and declining values in KREF’s portfolio, which could adversely impact the value of KREF’s investments, making it more difficult for the Company to make distributions or meet our financing obligations.

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

For its services to KREF, the Manager is entitled to a quarterly management fee equal to the greater of $62,500 or 0.375% of a weighted average adjusted equity and quarterly incentive compensation equal to 20.0% of the excess of (a) the trailing 12-month distributable earnings (before incentive compensation payable to the Manager) over (b) 7.0% of the trailing 12-month weighted average adjusted equity (“Hurdle Rate”), less incentive compensation KREF already paid to the Manager with respect to the first three calendar quarters of such trailing 12-month period. The quarterly incentive compensation is calculated and paid in arrears with a one-quarter lag.

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

KKR Real Estate Finance Trust Inc.
Notes to Consolidated Financial Statements
(dollars in tables in thousands, except per share amounts)

No awards may be granted under the Incentive Plan on and after February 12, 2026. The Incentive Plan will continue to apply to awards granted prior to such date. During the year ended December 31, 2020, KREF granted 443,052 RSUs to KREF's directors and employees of the Manager. During the year ended December 31, 2019, KREF granted 362,832 RSUs to KREF's directors and employees of the Manager. As of December 31, 2020, 2,932,529 shares of common stock remained available for awards under the Incentive Plan.

Due to Affiliates — The following table contains the amounts presented in KREF's Consolidated Balance Sheets that it owes to affiliates:

	December 31, 2020	December 31, 2019
Management fees	$4,252	$4,280
Expense reimbursements and other	1,991	1,637
	$6,243	$5,917

Affiliates Expenses — The following table contains the amounts included in KREF's Consolidated Statements of Income that arose from transactions with the Manager:

	For The Year Ended December 31,
	2020	2019	2018
Management fees	$16,992	$17,135	$16,346
Incentive compensation	6,774	3,272	4,756
Expense reimbursements and other(A)	1,668	1,469	1,184
	$25,434	$21,876	$22,286

(A)    KREF presents these amounts in "Operating Expenses — General and administrative" in its Consolidated Statements of Income. Affiliate expense reimbursements presented in the table above exclude the out-of-pocket amounts paid by the Manager to parties unaffiliated with the Manager on behalf of KREF, and for which KREF reimburses the Manager in cash. For the years ended December 31, 2020, 2019 and 2018, these cash reimbursements totaled $3.8 million, $1.8 million and $2.7 million, respectively.

In connection with the Term Loan Facility (Note 4), KREF paid KKR Capital Markets or KCM, an affiliate of the Manager, a structuring fee equal to 0.75% of the respective committed loan advances, as defined. Such fees are capitalized as deferred financing cost and amortized to interest expense over the life of the facility. During the years ended December 31, 2020 and 2019, KREF incurred $0.0 million and $1.5 million, respectively; in structuring fees in connection with the facility.
In connection with the BMO Facility, and in consideration for structuring and sourcing this arrangement, KREF is obligated to pay KCM a structuring fee equal to 0.35% of the respective committed loan advances under the agreement. Such fees are capitalized as deferred financing cost and amortized to interest expense over the life of the facility. During the years ended December 31, 2020 and 2019, KREF incurred $0.0 million and $0.2 million, respectively, in structuring fees in connection with the facility.

In connection with the CLO issuance, and in consideration for its services as the co-placement agent, KREF incurred and paid KCM a $0.9 million placement agent fee equal to 0.105% of the CLO proceeds in the fourth quarter of 2018. The fee was capitalized as deferred financing cost and amortized to interest expense over the estimated life of the CLO.

In connection with the Revolver, and in consideration for structuring and sourcing this arrangement, KREF paid KCM a structuring fee equal to 0.75% of the aggregate amount of commitments first made available. The structuring fees are capitalized as deferred financing cost included within Other Assets in the Consolidated Balance Sheet and amortized to interest expense over the life of the Revolver. During the years ended December 31, 2020 and 2019, KREF incurred $0.6 million and $1.1 million, respectively, in structuring fees in connection with the Revolver.

In connection with the ATM, KCM, in its capacity as one of the sales agents, will receive commissions for the shares of KREF’s common stock it sells. This amount is not to exceed, but may be less than, 2.0% of the gross sales price per share. KREF did not sell any shares under the ATM during the year ended December 31, 2020.

KKR Real Estate Finance Trust Inc.
Notes to Consolidated Financial Statements
(dollars in tables in thousands, except per share amounts)
In connection with the HSBC Facility entered into in March 2020, and in consideration for structuring and sourcing this arrangement, KREF is obligated to pay KCM a structuring fee equal to 0.25% of the respective committed loan advances under the agreement. Such fees are capitalized as deferred financing cost and amortized to interest expense over the lesser of the initial term of the loan or the facility. During the year ended December 31, 2020, KREF incurred and paid KCM $0.1 million in structuring fees in connection with the facility.

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

In connection with the syndication of a senior mortgage loan in October 2020, and in consideration for its services as the placement agent, KREF paid KCM a $0.4 million placement agent fee equal to 0.30% of KREF's proportion share of the senior loan commitment. Such fee was capitalized as a direct loan origination cost and amortized to interest income over the life of the senior mortgage loan.

KKR Real Estate Finance Trust Inc.
Notes to Consolidated Financial Statements
(dollars in tables in thousands, except per share amounts)
Note 14. Fair Value of Financial Instruments

The carrying values and fair values of KREF’s financial assets and liabilities recorded at fair value on a recurring basis, as well as other financial instruments not carried at fair value, as of December 31, 2020 were as follows:

				Fair Value
	Principal Balance(A)	Amortized Cost(B)	Carrying Value(C)	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$110,832	$110,832	$110,832	$110,832	$—	$—	$110,832
Commercial real estate loans, held-for-investment, net(D)	4,869,696	4,844,534	4,784,733	—	—	4,757,203	4,757,203
Equity method investments	33,651	33,651	33,651	—	—	33,651	33,651
	$5,014,179	$4,989,017	$4,929,216	$110,832	$—	$4,790,854	$4,901,686
Liabilities
Secured financing agreements, net	$2,581,324	$2,574,747	$2,574,747	$—	$—	$2,581,324	$2,581,324
Collateralized loan obligation, net	810,000	810,000	810,000	—	—	803,766	803,766
Secured term loan, net	300,000	288,028	288,028	—	303,000	—	303,000
Convertible notes, net	143,750	140,465	140,465	—	145,817	—	145,817
Loan participations sold, net	66,248	66,232	66,232	—	—	66,232	66,232
	$3,901,322	$3,879,472	$3,879,472	$—	$448,817	$3,451,322	$3,900,139

(A)    The principal balance of commercial real estate loans excludes premiums and unamortized discounts.
(B)    The amortized cost of commercial real estate loans is net of $4.7 million write-off on a mezzanine loan and $20.5 million unamortized origination discounts and deferred nonrefundable fees. The amortized cost of secured financing agreements is net of $6.6 million unamortized debt issuance costs.
(C)    The carrying value of commercial mortgage loans is net of $59.8 million allowance for credit losses.
(D)    Includes $1.0 billion of CLO loan participations as of December 31, 2020. Includes senior loans for which KREF syndicated a vertical loan participation that did not qualify for sale accounting under GAAP, with a carrying value and a fair value of $66.2 million as of December 31, 2020.

The carrying values and fair values of KREF’s financial assets recorded at fair value on a recurring basis, as well as other financial instruments for which fair value is disclosed, as of December 31, 2019 were as follows:

				Fair Value
	Principal Balance(A)	Amortized Cost(B)	Carrying Value	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$67,619	$67,619	$67,619	$67,619	$—	$—	$67,619
Commercial real estate loans, held-for-investment, net(C)	4,960,698	4,931,042	4,931,042	—	—	4,937,808	4,937,808
Equity method investments	37,469	37,469	37,469	—	—	37,469	37,469
	$5,065,786	$5,036,130	$5,036,130	$67,619	$—	$4,975,277	$5,042,896
Liabilities
Secured financing agreements, net	$2,898,716	$2,884,887	$2,884,887	$—	$—	$2,898,716	$2,898,716
Collateralized loan obligation, net	810,000	803,376	803,376	—	—	810,867	810,867
Convertible notes, net	143,750	139,075	139,075	150,719	—	—	150,719
Loan participations sold, net	65,000	64,966	64,966	—	—	64,966	64,966
	$3,917,466	$3,892,304	$3,892,304	$150,719	$—	$3,774,549	$3,925,268

(A)    The principal balance of commercial real estate loans excludes premiums and unamortized discounts.
(B)    The amortized cost of commercial real estate loans is presented net of $29.7 million unamortized origination discounts and deferred nonrefundable fees. The amortized cost of secured financing agreements is presented net of $13.8 million unamortized debt issuance costs. The amortized cost of collateralized loan obligations is presented net of $6.6 million unamortized debt issuance costs.
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

KKR Real Estate Finance Trust Inc.
Notes to Consolidated Financial Statements
(dollars in tables in thousands, except per share amounts)
During the year ended December 31, 2020, KREF received distributions of $3.4 million and recorded a loss of $0.5 million related to its investment in RECOP I. During the year ended December 31, 2019, KREF contributed $6.3 million, received distributions of $3.2 million and recognized income of $3.7 million related to its investment in RECOP I.

The following table contains the Level 3 inputs used to value assets and liabilities on a recurring and nonrecurring basis or where KREF discloses fair value as of December 31, 2020:

	Fair Value	Valuation Methodologies	Unobservable Inputs(A)	Weighted Average(B)	Range
Assets(C)
Commercial real estate loans, held-for-investment(D)	$4,757,203	Discounted cash flow	Discount rate	4.7%	2.4% - 19.1%
	$4,757,203
Liabilities(E)
Collateralized loan obligation, net	$803,766	Discounted cash flow	Yield	2.1%	1.6% - 4.2%
	$803,766

(A)    An increase (decrease) in the valuation input results in a decrease (increase) in value.
(B)    Represents the average of the input value, weighted by the unpaid principal balance of the financial instrument.
(C)    KREF carries a $33.3 million investment in an aggregator vehicle alongside RECOP I (Note 9) at its pro rata share of the aggregator's net asset value, which management believes approximates fair value.
(D)    Commercial real estate loans are generally valued using a discounted cash flow model using discount rate derived from relevant market indices and/or estimates of the underlying property's value.
(E)    Does not include $66.2 million of vertical loan syndication which was syndicated at par value and included in “Loan participation sold, net” on the Consolidated Balance Sheet.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets not measured at fair value on an ongoing basis but subject to fair value adjustments only in certain circumstances, such as when there is evidence of impairment, are measured at fair value on a nonrecurring basis. For commercial real estate loans held-for-sale, KREF applies the lower of cost or fair value accounting and may be required, from time to time, to record a nonrecurring fair value adjustment. For commercial real estate loans held-for-investment and preferred interest in joint venture held-to-maturity, KREF applies the amortized cost method of accounting, but may be required, from time to time, to record a nonrecurring fair value adjustment in the form of a valuation provision or impairment. KREF did not report any significant financial assets or liabilities at fair value on a nonrecurring basis as of December 31, 2020 and 2019.

Assets and Liabilities for Which Fair Value is Only Disclosed

KREF does not carry its secured financing agreements at fair value as management did not elect the fair value option for these liabilities. As of December 31, 2020, the fair value of KREF's financing facilities approximated their respective outstanding principal balances.

KKR Real Estate Finance Trust Inc.
Notes to Consolidated Financial Statements
(dollars in tables in thousands, except per share amounts)
Note 15. Income Taxes

KREF has elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code commencing with its taxable year ended December 31, 2014. A REIT is generally not subject to U.S. federal and state income tax on that portion of its income that is distributed to stockholders if it distributes at least 90% of its REIT taxable income, determined without regard to the deduction for dividends paid and excluding any net capital gains. A REIT will also be subject to a nondeductible excise tax to the extent certain percentages of its taxable income are not distributed within specified dates. While KREF expects to distribute at least 90% of its net taxable income for the foreseeable future, KREF will continue to evaluate its capital and liquidity needs in light of the significant uncertainties created by the COVID-19 pandemic, including the potential for a continued and prolonged adverse impact on economic and market conditions.

KREF consolidates subsidiaries that incur U.S. federal, state and local income taxes, based on the tax jurisdiction in which each subsidiary operates. During the year ended December 31, 2020, 2019 and 2018, KREF recorded a current income tax provision (benefit) of $0.4 million, $0.6 million and ($0.1) million, respectively, related to operations of its taxable REIT subsidiaries and various other state and local taxes. There were no deferred tax assets or liabilities as of December 31, 2020 and 2019.

As of December 31, 2020, tax years 2016 through 2020 remain subject to examination by taxing authorities.

Common stock distributions treated as dividends for tax purposes were taxable as follows:

Year	Ordinary Dividends	Qualified Dividends	Long Term Capital Gain	Return of Capital
2020	100.0%	0.8%	—%	—%
2019	99.1	1.6	0.9	—
2018	88.3	0.6	11.7	—

KKR Real Estate Finance Trust Inc.
Notes to Consolidated Financial Statements
(dollars in tables in thousands, except per share amounts)
Note 16. Subsequent Events

The following events occurred subsequent to December 31, 2020:

Investing Activities

KREF originated the following loans:

Description/ Location	Property Type	Month Originated	Committed Principal Amount	Initial Principal Funded	Interest Rate (A)	Maturity Date(B)	LTV
Senior Loan, Dallas, TX	Office	January 2021	$87,000	$87,000	L + 3.3%	February 2026	65%
Senior Loan, Boston, MA(C)	Office	February 2021	187,500	187,500	L + 3.3	February 2026	71
Total/ Weighted Average			$274,500	$274,500	L + 3.3%		69%

(A)    Floating rate based on one-month USD LIBOR.
(B)    Maturity date assumes all extension options are exercised, if applicable.
(C)    The total whole loan is $375.0 million, co-originated and co-funded by the Company and a KKR affiliate on a pari passu basis. The Company's interest is 50% of the loan.

Funding of Previously Closed Loans

KREF funded approximately $19.3 million for previously closed loans.

Loan Repayments

KREF received approximately $24.3 million from loan repayments.

Financing Activities

KREF net borrowed approximately $259.0 million under its financing agreements.

Corporate Activities

Dividends

In January 2021, KREF paid $23.9 million in dividends on its common stock, or $0.43 per share, with respect to the fourth quarter of 2020, to stockholders of record on December 31, 2020.

KKR Real Estate Finance Trust Inc.
Notes to Consolidated Financial Statements
(dollars in tables in thousands, except per share amounts)
Note 17. Summary Quarterly Consolidated Financial Information (Unaudited)
The following tables summarize KREF's quarterly financial data which, in the opinion of management, reflects all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of KREF's results of operations for the years ended December 31, 2020 and 2019:

	2020
	Quarter Ended				Year Ended
	March 31	June 30	September 30	December 31	December 31, 2020
Net Interest Income
Interest income	$71,079	$67,219	$67,689	$63,201	$269,188
Interest expense	39,082	30,563	28,832	28,835	127,312
Total net interest income	31,997	36,656	38,857	34,366	141,876
Other Income (Loss)	(1,541)	493	1,075	1,254	1,281
Operating Expenses	64,946	8,147	8,650	6,605	88,348
Income (Loss) Before Income Taxes, Preferred Dividends and Redemption Value Adjustment	(34,490)	29,002	31,282	29,015	54,809
Income tax expense	82	77	96	157	412
Net Income (Loss)	$(34,572)	$28,925	$31,186	$28,858	$54,397
Preferred Stock Dividends and Redemption Value Adjustment	592	335	(165)	82	844
Net Income (Loss) Attributable to Common Stockholders	$(35,164)	$28,590	$31,351	$28,776	$53,553
Net Income (Loss) Per Share of Common Stock
Basic	$(0.61)	$0.52	$0.56	$0.52	$0.96
Diluted	$(0.61)	$0.52	$0.56	$0.52	$0.96
Weighted Average Number of Shares of Common Stock Outstanding
Basic	57,346,726	55,491,937	55,491,405	55,619,428	55,985,014
Diluted	57,346,726	55,504,077	55,632,170	55,669,230	56,057,237

KKR Real Estate Finance Trust Inc.
Notes to Consolidated Financial Statements
(dollars in tables in thousands, except per share amounts)

	2019
	Quarter Ended				Year Ended
	March 31	June 30	September 30	December 31	December 31, 2019
Net Interest Income
Interest income	$64,751	$62,944	$74,223	$72,417	$274,335
Interest expense	34,842	37,089	45,596	41,333	158,860
Total net interest income	29,909	25,855	28,627	31,084	115,475
Other Income (Loss)	1,949	(12)	2,289	1,772	5,998
Operating Expenses	7,601	8,214	6,984	8,130	30,929
Income (Loss) Before Income Taxes, Preferred Dividends and Redemption Value Adjustment	24,257	17,629	23,932	24,726	90,544
Income tax expense	9	280	77	213	579
Net Income (Loss)	24,248	17,349	23,855	24,513	89,965
Preferred Stock Dividends and Redemption Value Adjustment	(457)	(32)	238	(276)	(527)
Net Income (Loss) Attributable to Common Stockholders	$24,705	$17,381	$23,617	$24,789	$90,492
Net Income (Loss) Per Share of Common Stock
Basic	$0.43	$0.30	$0.41	$0.43	$1.58
Diluted	$0.43	$0.30	$0.41	$0.43	$1.57
Weighted Average Number of Shares of Common Stock Outstanding
Basic	57,387,386	57,412,522	57,420,140	57,486,583	57,426,912
Diluted	57,477,234	57,507,219	57,549,066	57,595,424	57,532,490

Schedule IV - Mortgage Loans on Real Estate(F)
December 31, 2020
(dollars in millions)

Description/Location	Prior Liens(A)	Face Amount	Carrying Amount	Interest Rate(B)	Payment Terms(C)	Maturity Date(D)
Senior Loans(E)
Senior Loan 1, Arlington, VA	N/A	337.3	335.5	L + 2.6%	I/O	7/7/2024
Senior Loan 2, Chicago, IL	N/A	334.6	331.6	L + 2.8%	I/O	7/5/2026
Senior Loan 3, Various	N/A	210.6	208.0	L + 3.5%	I/O	6/7/2024
Senior Loan 4, Boston, MA	N/A	208.6	208.2	L + 2.4%	I/O	6/7/2023
Senior Loan 5, New York, NY	N/A	200.1	198.5	L + 3.6%	I/O	1/7/2024
Senior Loan 6, Minneapolis, MN	N/A	194.1	193.3	L + 3.8%	I/O	12/5/2022
Senior Loan 7, Seattle, WA	N/A	172.0	171.3	L + 3.9%	I/O	10/7/2023
Senior Loan 8, Denver, CO	N/A	171.6	170.0	L + 2.8%	I/O	9/7/2024
Senior Loan 9, Philadelphia, PA	N/A	164.9	164.3	L + 2.5%	I/O	7/7/2023
Senior Loan 10, Irvine, CA	N/A	162.3	160.7	L + 2.9%	I/O	11/7/2024
Senior Loan 11, Philadelphia, PA	N/A	155.0	153.6	L + 2.6%	I/O	5/7/2024
Senior Loan 12, New York, NY	N/A	148.0	147.4	L + 2.6%	I/O	12/7/2023
Senior Loan 13, Fort Lauderdale, FL	N/A	141.6	139.9	L + 2.9%	I/O	12/7/2023
Senior Loan 14, Boston, MA	N/A	137.0	136.9	L + 2.7%	I/O	4/7/2024
Senior Loan 15, West Palm Beach, FL	N/A	132.1	131.0	L + 2.9%	I/O	11/7/2023
Senior Loan 16, Chicago, IL	N/A	131.8	130.5	L + 3.3%	I/O	8/7/2024
Senior Loan 17, Various	N/A	128.9	128.4	L + 2.6%	I/O	8/12/2025
Senior Loan 18, Plano, TX	N/A	112.8	111.5	L + 2.7%	I/O	2/7/2025
Senior Loan 19, Portland, OR	N/A	109.6	71.3	L + 5.5%	I/O	4/5/2021
Senior Loan 20, San Diego, CA	N/A	102.3	101.2	L + 3.3%	I/O	2/7/2025
Senior Loan 21, Chicago, IL	N/A	100.7	100.0	L + 4.7%	I/O	6/7/2024
Senior Loan 22, New York, NY	N/A	99.1	98.2	L + 4.7%	I/O	10/5/2021
Senior Loan 23, Seattle, WA	N/A	92.3	92.0	L + 2.6%	I/O	9/7/2023
Senior Loan 24, Los Angeles, CA	N/A	91.0	90.5	L + 2.8%	I/O	1/7/2023
Senior Loan 25, New York, NY	N/A	86.0	85.9	L + 2.6%	I/O	4/7/2023
Senior Loan 26, Seattle, WA	N/A	80.7	80.6	L + 3.6%	I/O	4/7/2023
Senior Loan 27, Austin, TX	N/A	78.0	77.1	L + 3.7%	I/O	12/7/2024
Senior Loan 28, Philadelphia, PA	N/A	77.0	76.6	L + 2.7%	I/O	11/7/2023
Senior Loan 29, Brooklyn, NY	N/A	76.9	74.1	L + 2.9%	I/O	2/7/2024
Senior Loan 30, Herndon, VA	N/A	73.1	72.5	L + 2.5%	I/O	1/7/2025
Senior Loan 31, Washington D.C.	N/A	72.9	71.3	L + 3.4%	I/O	1/7/2025
Senior Loan 32, State College, PA	N/A	71.2	70.6	L + 2.7%	I/O	11/7/2024
Senior Loan 33, Arlington, VA	N/A	68.5	67.7	L + 3.8%	I/O	10/7/2025
Senior Loan 34, Austin, TX	N/A	67.5	67.0	L + 2.5%	I/O	9/7/2024
Senior Loan 35, Queens, NY	N/A	66.9	63.9	L + 3.0%	I/O	8/7/2022
Senior Loan 36, Washington D.C.	N/A	65.0	64.3	L + 3.5%	I/O	12/7/2025
Senior Loan 37, Denver, CO	N/A	38.7	38.3	L + 3.6%	I/O	11/7/2024
Senior Loan 38, Denver, CO	N/A	18.4	17.6	L + 3.8%	I/O	1/7/2026
Mezzanine Loans
Mezzanine Loan 1, Westbury, NY	N/A	20.0	19.6	L + 9.0%	I/O	8/1/2024
Mezzanine Loan 2, Oakland, CA	N/A	14.8	15.0	L + 12.9%	I/O	11/7/2025
Mezzanine Loan 3, Various	N/A	5.5	0.9	11.0	I/O	7/6/2025

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
(E)    Includes senior loans and pari passu participations in senior loans. May include accommodation mezzanine loans in connection with the senior mortgage financing
(F)    Excludes one real estate corporate loan to a multifamily operator with an outstanding principal and a carrying amount of $50.0 million and $48.0 million, respectively.
For the activity within our loan portfolio during the year ended December 31, 2020, refer to Note 3 of our consolidated financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that the information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired controls.

As of December 31, 2020, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2020, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

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

Under the supervision and with the participation of our management, including our Chief Executive Officers and the Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on its evaluation, our management concluded that our internal control over financial reporting was effective as of the end of the fiscal year covered by this Annual Report on Form 10-K.

This Annual Report on Form 10-K does not include an attestation report of KREF’s registered accounting firm due to a transition period established by the rules of the SEC for “emerging growth companies.”

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) of the Exchange Act) occurred during the quarter ended December 31, 2020 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The remaining information required by this item is incorporated by reference to the company’s definitive proxy statement to be filed not later than April 30, 2021 with the SEC pursuant to Regulation 14A under the Exchange Act.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the company’s definitive proxy statement to be filed not later than April 30, 2021 with the SEC pursuant to Regulation 14A under the Exchange Act.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to the company’s definitive proxy statement to be filed not later than April 30, 2021 with the SEC pursuant to Regulation 14A under the Exchange Act.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to the company’s definitive proxy statement to be filed not later than April 30, 2021 with the SEC pursuant to Regulation 14A under the Exchange Act.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to the company’s definitive proxy statement to be filed not later than April 30, 2021 with the SEC pursuant to Regulation 14A under the Exchange Act.

PART IV.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)    The following documents are filed as part of the Annual Report on Form 10-K.

1.    Financial Statements

    See Item 8 to the Annual Report on Form 10-K.

2.    Financial Statement Schedules:

    See Schedule IV — Mortgage Loans on Real Estate as of December 31, 2020 of the Annual Report on Form 10-K.

3.    Exhibits:

Exhibit Number	Exhibit Description

3.1	Articles of Restatement of KKR Real Estate Finance Trust Inc., dated as of May 10, 2017 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 10, 2017).

3.2	Amended and Restated Bylaws of KKR Real Estate Finance Trust Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Registration on Form S-11/A filed on April 13, 2017).

4.1	Description of Securities (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019).

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

10.9
First Amendment to Loan and Servicing Agreement dated as of December 20, 2019. among KREF Holdings VII LLC, KREF Lending VII LLC, PNC Bank, National Association, Midland Loan Services, a division of PNC Bank, National Association, and the Lenders parties thereto (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019).

10.10
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

10.12
Reaffirmation of Guaranty, dated as of November 1, 2017, made by KKR Real Estate Finance Holdings L.P. in favor of Goldman Sachs Bank USA (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017).

10.13
First Amendment to Amended and Restated Master Repurchase Agreement, dated July 31, 2018, between KREF Lending III LLC, KREF Lending III TRS LLC and Goldman Sachs Bank USA (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2019).

10.14
Second Amendment to Amended and Restated Master Repurchase Agreement, dated October 31,2018, between KREF Lending III LLC, KREF Lending III TRS LLC and Goldman Sachs Bank USA (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019).

10.15
Third Amendment to Amended and Restated Master Repurchase Agreement, dated May 22, 2020, between KREF Lending III LLC, KREF Lending III TRS LLC, Goldman Sachs Bank USA and, solely with respect to Section 3 thereof, KREF Holdings III LLC and KKR Real Estate Finance Holdings L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020).

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

10.19
First Amendment to Master Repurchase Agreement, dated December 31, 2018, between Morgan Stanley Bank, N.A. and KREF Lending IV LLC (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019).

10.20
Second Amendment to Master Repurchase Agreement, dated March 14, 2019, between Morgan Stanley Bank, N.A. and KREF Lending IV LLC and KKR Real Estate Finance Holdings L.P. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019).

10.21
Third Amendment to Master Repurchase Agreement, dated June 7, 2019, between Morgan Stanley Bank, N.A. and KREF Lending IV LLC and KKR Real Estate Finance Holdings L.P. (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019).

10.22	Fourth Amendment to Master Repurchase Agreement, dated December 4, 2019, between Morgan Stanley Bank, N.A., KREF Lending IV LLC and KKR Real Estate Finance Holdings L.P.

10.23
Fifth Amendment to Master Repurchase Agreement, dated February 21, 2020, between Morgan Stanley Bank, N.A. and KREF Lending IV LLC and KKR Real Estate Finance Holdings L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020).

10.24
Amended and Restated Master Repurchase and Securities Contract, dated as of April 7, 2017, between KREF Lending I LLC and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.20 to the Company’s Registration on Form S-11/A filed on April 13, 2017).

10.25
Amendment No. 1 to Amended and Restated Master Repurchase and Securities Contract, dated as of September 20, 2017, between KREF Lending I LLC and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017).

10.26
Amendment No. 2 to Amended and Restated Master Repurchase and Securities Contract, dated as of November 28, 2018, between KREF Lending I LLC and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019).

10.27
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

10.29
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

10.30
Amendment No. 3 to Guarantee Agreement, dated as of April 7, 2017, between Wells Fargo Bank, National Association and KKR Real Estate Finance Holdings L.P. (incorporated by reference to Exhibit 10.21 to the Company’s Registration on Form S-11/A filed on April 13, 2017).

10.31
Amendment No. 4 to Guarantee Agreement, dated as of December 28, 2018, between Wells Fargo Bank, National Association and KKR Real Estate Finance Holdings L.P (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018).

10.32
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

10.34
First Amendment to Master Repurchase Agreement, dated as of December 24, 2019, by and among Morgan Stanley Mortgage Capital Holdings LLC, Morgan Stanley Bank, N.A. and the other Buyers named therein, and KREF Lending V LLC (incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019).

10.35
Trademark License Agreement, dated as of May 4, 2017, between Kohlberg Kravis Roberts & Co. L.P. and KKR Real Estate Finance Trust Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 10, 2017).

10.36†	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.19 to the Company’s Registration on Form S-11/A filed on April 26, 2017).

10.37†	Amended and Restated KKR Real Estate Finance Trust Inc. 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.18 to the Company’s Registration on Form S-11/A filed on April 26, 2017).

10.38†
Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement for Non-Employee Directors (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2018).

10.39†
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

KKR REAL ESTATE FINANCE TRUST INC.

Date:	February 16, 2021	By:	/s/ Matthew A. Salem
Name: Matthew A. Salem
Title: Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below and on the dates indicated below.

Date:	February 16, 2021	By:	/s/ Matthew A. Salem
Name: Matthew A. Salem
Title: Chief Executive Officer
(Principal Executive Officer)

Date:	February 16, 2021	By:	/s/ Mostafa Nagaty
Name: Mostafa Nagaty
Title: Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

Date:	February 16, 2021	By:	/s/ Ralph F. Rosenberg
Name: Ralph F. Rosenberg
Title: Director

Date:	February 16, 2021	By:	/s/ Christen E.J. Lee
Name: Christen E.J. Lee
Title: Director

Date:	February 16, 2021	By:	/s/ Todd A. Fisher
Name: Todd A. Fisher
Title: Director

Date:	February 16, 2021	By:	/s/ Terrence R. Ahern
Name: Terrence R. Ahern
Title: Director

Date:	February 16, 2021	By:	/s/ Jonathan A. Langer
Name: Jonathan A. Langer
Title: Director

Date:	February 16, 2021	By:	/s/ Deborah H. McAneny
Name: Deborah H. McAneny
Title: Director

Date:	February 16, 2021	By:	/s/ Irene M. Esteves
Name: Irene M. Esteves
Title: Director

Date:	February 16, 2021	By:	/s/ Paula Madoff
Name: Paula Madoff
Title: Director