Form 10-Q
period 2021-03-31
KKR Real Estate Finance Trust Inc.
filed 2021-04-26
CIK 1631596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________________ to ________________
Commission File Number: 001-38082

KKR Real Estate Finance Trust Inc.
(Exact name of registrant as specified in its charter)
Maryland	47-2009094
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

30 Hudson Yards,	Suite 7500	New York,	NY	10001
(Address of principal executive offices)				(Zip Code)
(212) 750-8300

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.01 per share	KREF	New York Stock Exchange
6.50% Series A Cumulative Redeemable Preferred Stock, par value $0.01 per share	KREF PRA	New York Stock Exchange

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

The number of shares of the registrant's common stock, par value $0.01 per share, outstanding as of April 22, 2021 was 55,619,428.

KKR REAL ESTATE FINANCE TRUST INC.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2021

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

There are a number of risks, uncertainties and other important factors that could cause our actual results to differ materially from the forward-looking statements contained in this Quarterly Report on Form 10-Q. Such risks, uncertainties and other important factors include, among others, the risks, uncertainties and factors set forth under Part I, Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (the "Form 10-K"). Such risks and uncertainties include, but are not limited to, the following:

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

There may be other factors that may cause our actual results to differ materially from the forward-looking statements, including factors set forth under Part I, Item 1A. "Risk Factors" in the Form 10-K and Part I, Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Form 10-Q, as such factors may be updated from time to time in our other periodic filings with the SEC, which are accessible on the SEC's website at www.sec.gov and on the investor relations section of our website at www.kkrreit.com. You should evaluate all forward-looking statements made in this Form 10-Q in the context of these risks and uncertainties.

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

PART I — FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

KKR Real Estate Finance Trust Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

(Amounts in thousands, except share and per share data)

	March 31, 2021	December 31, 2020
Assets
Cash and cash equivalents	$209,347	$110,832
Commercial real estate loans, held-for-investment	5,026,920	4,844,534
Less: Allowance for credit losses	(58,473)	(59,801)
Commercial real estate loans, held-for-investment, net	4,968,447	4,784,733
Equity method investments	33,624	33,651
Accrued interest receivable	16,513	15,412
Other assets(A)	44,949	20,984
Total Assets	$5,272,880	$4,965,612

Liabilities and Equity
Liabilities
Secured financing agreements, net	$2,876,743	$2,574,747
Collateralized loan obligation, net	807,000	810,000
Secured term loan, net	287,720	288,028
Convertible notes, net	140,806	140,465
Loan participations sold, net	66,237	66,232
Dividends payable	24,119	24,287
Accrued interest payable	7,868	5,381
Due to affiliates	4,516	6,243
Accounts payable, accrued expenses and other liabilities(B)	4,493	4,823
Total Liabilities	4,219,502	3,920,206

Commitments and Contingencies (Note 12)	—	—

Temporary Equity
Redeemable preferred stock	2,562	1,852

Permanent Equity
Preferred stock, 50,000,000 authorized (1 share with par value of $0.01 issued and outstanding as of March 31, 2021 and December 31, 2020)	—	—
Common stock, 300,000,000 authorized (55,619,428 shares with par value of $0.01 issued and outstanding as of March 31, 2021 and December 31, 2020)	556	556
Additional paid-in capital	1,171,689	1,169,695
Accumulated deficit	(60,430)	(65,698)
Repurchased stock (3,900,326 shares repurchased as of March 31, 2021 and December 31, 2020)	(60,999)	(60,999)
Total KKR Real Estate Finance Trust Inc. stockholders’ equity	1,050,816	1,043,554
Total Permanent Equity	1,050,816	1,043,554
Total Liabilities and Equity	$5,272,880	$4,965,612

(A)     Includes $40.0 million of loan repayment proceeds held by the servicer and receivable by the CLO as of March 31, 2021. Includes $15.9 million of loan repayment proceeds held by the servicer and receivable by KREF as of December 31, 2020.
(B)     Includes $0.6 million and $0.9 million of expected loss reserve for unfunded loan commitments as of March 31, 2021 and December 31, 2020, respectively.
See Notes to Condensed Consolidated Financial Statements.

KKR Real Estate Finance Trust Inc. and Subsidiaries

Condensed Consolidated Statements of Income (Unaudited)

(Amounts in thousands, except share and per share data)

	Three Months Ended March 31,
	2021	2020
Net Interest Income
Interest income	$64,766	$71,079
Interest expense	27,383	39,082
Total net interest income	37,383	31,997

Other Income
Income (loss) from equity method investments	1,090	(1,901)
Other income	66	360
Total other income (loss)	1,156	(1,541)

Operating Expenses
General and administrative	3,505	3,767
Provision for (reversal of) credit losses, net	(1,588)	55,274
Management fees to affiliate	4,290	4,299
Incentive compensation to affiliate	2,192	1,606
Total operating expenses	8,399	64,946

Income (Loss) Before Income Taxes, Preferred Dividends and Redemption Value Adjustment	30,140	(34,490)
Income tax expense	48	82
Net Income (Loss)	30,092	(34,572)
Preferred stock dividends and redemption value adjustment	908	592
Net Income (Loss) Attributable to Common Stockholders	$29,184	$(35,164)

Net Income (Loss) Per Share of Common Stock
Basic	$0.52	$(0.61)
Diluted	$0.52	$(0.61)
Weighted Average Number of Shares of Common Stock Outstanding
Basic	55,619,428	57,346,726
Diluted	55,731,061	57,346,726

Dividends Declared per Share of Common Stock	$0.43	$0.43

See Notes to Condensed Consolidated Financial Statements.

KKR Real Estate Finance Trust Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Equity (Unaudited)

(Amounts in thousands, except share data)

	Permanent Equity								Temporary Equity
	KKR Real Estate Finance Trust Inc.
	Preferred Stock		Common Stock
	Shares	Stated Value	Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Repurchased Stock	Total KKR Real Estate Finance Trust Inc. Stockholders' Equity	Redeemable Preferred Stock
Balance at December 31, 2020	1	$—	55,619,428	$556	$1,169,695	$(65,698)	$(60,999)	$1,043,554	$1,852
Preferred dividends declared	—	—	—	—	—	—	—	—	(198)
Common dividends declared, $0.43 per share	—	—	—	—	—	(23,916)	—	(23,916)	—
Stock-based compensation	—	—	—	—	1,994	—	—	1,994	—
Adjustment of redeemable preferred stock to redemption value	—	—	—	—	—	(710)	—	(710)	710
Net income (loss)	—	—	—	—	—	29,894	—	29,894	198
Balance at March 31, 2021	1	$—	55,619,428	$556	$1,171,689	$(60,430)	$(60,999)	$1,050,816	$2,562

	Permanent Equity								Temporary Equity
	KKR Real Estate Finance Trust Inc.
	Preferred Stock		Common Stock
	Shares	Stated Value	Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Repurchased Stock	Total KKR Real Estate Finance Trust Inc. Stockholders' Equity	Redeemable Preferred Stock
Balance at December 31, 2019	1	$—	57,486,583	$575	$1,165,995	$(8,594)	$(35,958)	$1,122,018	$1,694
Cumulative-effect adjustment upon adoption of ASU 2016-13 (Note 2)	—	—	—	—	—	(15,009)	—	(15,009)	—
Repurchase of common stock	—	—	(1,648,551)	—	—	—	(19,244)	(19,244)	—
Preferred dividends declared	—	—	—	—	—	—	—	—	(178)
Common dividends declared, $0.43 per share	—	—	—	—	—	(24,010)	—	(24,010)	—
Stock-based compensation	—	—	—	—	1,607	—	—	1,607	—
Adjustment of redeemable preferred stock to redemption value	—	—	—	—	—	(414)	—	(414)	414
Net income (loss)	—	—	—	—	—	(34,750)	—	(34,750)	178
Balance at March 31, 2020	1	$—	55,838,032	$575	$1,167,602	$(82,777)	$(55,202)	$1,030,198	$2,108

* Rounds to zero.

See Notes to Condensed Consolidated Financial Statements.

KKR Real Estate Finance Trust Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Amounts in thousands)

	Three Months Ended March 31,
	2021	2020
Cash Flows From Operating Activities
Net income (loss)	$30,092	$(34,572)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of deferred debt issuance costs and discounts	3,660	5,388
Accretion of net deferred loan fees and discounts	(4,460)	(4,333)
Payment-in-kind interest	(845)	—
Loss (Income) from equity method investments	(288)	2,789
Provision for (reversal of) credit losses, net	(1,588)	55,274
Stock-based compensation expense	1,994	1,607
Changes in operating assets and liabilities:
Accrued interest receivable, net	(1,101)	(958)
Other assets	82	(687)
Accrued interest payable	2,487	827
Accounts payable, accrued expenses and other liabilities	246	1,895
Due to affiliates	(11)	146
Net cash provided by (used in) operating activities	30,268	27,376

Cash Flows From Investing Activities
Proceeds from principal repayments and sale/syndication of commercial real estate loans, held-for-investment	370,566	179,553
Origination of commercial real estate loans, held-for-investment	(571,796)	(334,146)
Net cash provided by (used in) investing activities	(201,230)	(154,593)

Cash Flows From Financing Activities
Proceeds from borrowings under secured financing agreements	718,112	805,967
Payments of common stock dividends	(23,916)	(24,719)
Payments of preferred stock dividends	(366)	(303)
Principal repayments on borrowings under secured financing agreements	(422,096)	(324,825)
Payments of debt and collateralized debt obligation issuance costs	(433)	(2,206)
Payments of stock issuance costs	(104)	(157)
Payments to reacquire common stock	—	(23,252)
Tax withholding on stock-based compensation	(1,720)	(1,040)
Net cash provided by (used in) financing activities	269,477	429,465

Net Increase (Decrease) in Cash, Cash Equivalents	98,515	302,248
Cash, Cash Equivalents at Beginning of Period	110,832	67,619
Cash, Cash Equivalents at End of Period	$209,347	$369,867

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$20,561	$33,376
Cash paid during the period for income taxes	—	—
Supplemental Schedule of Non-Cash Investing and Financing Activities
Loan principal payments held by servicer	40,000	—
Dividend declared, not yet paid	24,119	24,204

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

As of March 31, 2021, KKR beneficially owned 20,000,000 shares of KREF's common stock.

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

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollars in tables in thousands, except per share amounts)
Note 2. Summary of Significant Accounting Policies

Basis of Presentation — The accompanying unaudited condensed consolidated financial statements and related notes of KREF are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and instructions to Form 10-Q. The condensed consolidated financial statements, including these notes, are unaudited and exclude some of the disclosures required in annual financial statements. Accordingly, certain information and footnote disclosures normally included in the consolidated financial statements have been condensed or omitted. The condensed consolidated financial statements include the accounts of KREF and its consolidated subsidiaries, and all intercompany transactions and balances have been eliminated. In the opinion of management, all adjustments considered necessary for a fair presentation of KREF’s financial position, results of operations and cash flows have been included and are of a normal and recurring nature. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. These condensed consolidated financial statements should be read in conjunction with KREF's Annual Report on Form 10-K.

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

Although there are effective vaccines for COVID-19 that have been approved for use, KREF is unable to predict how widely utilized the vaccines will be, whether they will be effective in preventing the spread of COVID-19 (including its variant strains), and when or if normal economic activity and business operations will resume. Accordingly, given the ongoing nature of the outbreak, at this time management cannot reasonably estimate the magnitude of the ultimate impact that COVID-19 will have on the Company’s business, financial performance and operating results. Management believes COVID-19’s adverse impact on KREF’s business, financial performance and operating results will in part be significantly driven by a number of factors that the Company is unable to predict or control, including, for example: the severity and duration of the pandemic; the pandemic’s impact on the U.S. and global economies, including concerns regarding additional surges of the pandemic or the expansion of the economic impact thereof as a result of certain jurisdictions “re-opening” or otherwise lifting certain restrictions prematurely; the availability of U.S. federal, state, local or non-U.S. funding programs aimed at supporting the economy during the COVID 19 pandemic, including uncertainties regarding the potential implementation of new or extended programs; the timing, scope and effectiveness of additional governmental responses to the pandemic; the timing and speed of economic recovery, including the availability of a treatment or vaccination for COVID-19; and the negative impact on the Company’s financing sources, vendors and other business partners that may indirectly adversely affect KREF. The prolonged duration and impact of the COVID-19 pandemic could materially disrupt KREF's business operations and impact its financial performance.

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

The collateral assets of the CLO, comprised of a pool of loan participations (Note 5) are included in “Commercial real estate loans, held-for-investment, net” on the Condensed Consolidated Balance Sheets. The liabilities of KREF's consolidated CLO Issuers consist solely of obligations to the senior CLO noteholders, excluding subordinated CLO tranches held by KREF as such interests are eliminated in consolidation, are presented in “Collateralized loan obligation, net” on the Condensed Consolidated Balance Sheets. The collateral assets of the CLO can only be used to settle the obligations of the consolidated CLO. The interest income from the CLO collateral assets and the interest expense on the CLO liabilities are presented on a gross basis in “Interest income” and “Interest expense”, respectively, in KREF's Condensed Consolidated Statements of Income.

Temporary Equity — KREF's Special Non-Voting Preferred Stock (“SNVPS”) became redeemable in the second quarter of 2018. As a result, starting with the second quarter of 2018, KREF adjusts the carrying value of the SNVPS to its redemption value quarterly. Accordingly, KREF adjusted the carrying value of the SNVPS to its redemption value of $2.6 million as of March 31, 2021, and recorded a $0.7 million non-cash redemption value adjustment to the SNVPS (“SNVPS Redemption Value Adjustment”) during the three months ended March 31, 2021. Such adjustment is treated similar to a dividend on preferred stock for GAAP purposes, accordingly, the SNVPS Redemption Value Adjustment is therefore deducted from (or added back to) “Net Income (Loss)” to arrive at “Net Income (Loss) Attributable to Common Stockholders” on KREF's Condensed Consolidated Statements of Income.

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollars in tables in thousands, except per share amounts)
Equity method investments— Investments are accounted for under the equity method when KREF has significant influence over the operations of an investee but does not consolidate that investment. Equity method investments, for which management has not elected a fair value option, are initially recorded at cost and subsequently adjusted for KREF's share of net income or loss and cash contributions and distributions each period.

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
Valuation Process — The Manager reviews the valuation of Level 3 financial instruments as part of KKR's quarterly process. As of March 31, 2021, KKR’s valuation process for Level 3 measurements, as described below, subjected valuations to the review and oversight of various committees. KKR has a global valuation committee assisted by the asset class-specific valuation committees, including a real estate valuation committee that reviews and approves all preliminary Level 3 valuations for real estate assets, including the financial instruments held by KREF. The global valuation committee is responsible for coordinating and implementing KKR’s valuation process to ensure consistency in the application of valuation principles across portfolio investments and between periods. All Level 3 valuations are also subject to approval by the global valuation committee.

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

Other Valuation Matters — For Level 3 financial assets originated, or otherwise acquired, and financial liabilities assumed during the current calendar quarter that were conducted in an orderly transaction with an unrelated party, management generally believes that the transaction price provides the most observable indication of fair value given the illiquid nature of these financial instruments, unless management is aware of any circumstances that may cause a material change in the fair value through the remainder of the quarterly reporting period. For instance, significant changes to the underlying property or its planned operations may cause material changes in the fair value of commercial real estate loans acquired, or originated, by KREF.

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

KREF must maintain sufficient cash and cash equivalents to satisfy liquidity covenants related to its secured financing agreements. However, such amounts are not restricted from use in KREF's current operations, and KREF does not present these cash and cash equivalents as restricted. As of March 31, 2021 and December 31, 2020, KREF was required to maintain unrestricted cash and cash equivalents of at least $46.9 million and $42.6 million, respectively, to satisfy its liquidity covenants (Note 4).

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

On January 1, 2020, KREF adopted ASU No. 2016-13, Financial Instruments-Credit Losses, and subsequent amendments (“ASU 2016-13”), which replaces the incurred loss methodology with an expected loss model known as the Current Expected Credit Loss ("CECL") model. CECL amended the previous credit loss model to reflect a reporting entity's current estimate of all expected credit losses, not only based on historical experience and current conditions, but also by including reasonable and supportable forecasts incorporating forward-looking information. The measurement of expected credit losses under CECL is applicable to financial assets measured at amortized cost, and off-balance sheet credit exposures such as unfunded loan commitments. The allowance for credit losses required under ASU 2016-13 is deducted from the respective loans’ amortized cost basis on KREF's Condensed Consolidated Balance Sheets. The allowance for credit losses attributed to unfunded loan commitments is included in “Accounts payable, accrued expenses and other liabilities” on the Condensed Consolidated Balance Sheets. The guidance also required a cumulative-effect adjustment to retained earnings as of the beginning of the reporting period of adoption.

In connection with KREF’s adoption of ASU 2016-13, KREF implemented new processes including the utilization of loan loss forecasting models, updates to KREF's reserve policy documentation, changes to internal reporting processes and related internal controls. KREF has implemented loan loss forecasting models for estimating expected life-time credit losses, at the individual loan level, for its commercial real estate loan portfolio. The CECL forecasting methods used by KREF include (i) a probability of default and loss given default method using underlying third-party CMBS/CRE loan database with historical loan losses from 1998 to 2021 and (ii) probability weighted expected cash flow method, depending on the type of loan and the availability of relevant historical market loan loss data. KREF might use other acceptable alternative approaches in the future depending on, among other factors, the type of loan, underlying collateral, and availability of relevant historical market loan loss data.
KREF estimates the CECL allowance for its loan portfolio, including unfunded loan commitments, at the individual loan level. Significant inputs to KREF’s forecasting methods include (i) key loan-specific inputs such as loan-to-value ("LTV"), vintage year, loan-term, underlying property type, geographic location, and expected timing and amount of future loan fundings, (ii) performance against the underwritten business plan and KREF's internal loan risk rating and (iii) a macro-economic forecast. These estimates may change in future periods based on available future macro-economic data and might result in a material change in the KREF’s future estimates of expected credit losses for its loan portfolio. KREF considers the individual loan internal risk rating as the primary credit quality indicator underlying the CECL assessment. In certain instances, KREF considers relevant loan-specific qualitative factors to certain loans to estimate its CECL allowance.

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

Secured Term Loan, Net — KREF records its secured term loan at its contractual amount, net of unamortized original issuance discount and deferred financing costs (Note 6) on its Condensed Consolidated Balance Sheets. Any original issuance discount or deferred financing costs are amortized through the maturity date of the secured term loan as additional non-cash interest expense.

Convertible Notes, Net — KREF accounts for its convertible debt with a cash conversion feature in accordance with ASC 470-20 Debt with Conversion and Other Options, which requires the liability and equity components of convertible debt instruments that may be settled in cash upon conversion, including partial cash settlement, to be separately accounted for in a manner that reflects the issuer’s nonconvertible debt borrowing rate. The initial proceeds from the sale of convertible notes are allocated between a liability component and an equity component in a manner that reflects interest expense at the rate of similar nonconvertible debt that could have been issued at such time. The equity component represents the excess initial proceeds received over the fair value of the liability component of the notes as of the date of issuance. KREF measured the estimated fair value of the debt component of the 6.125% convertible senior notes due May 15, 2023 (“Convertible Notes”) as of the issuance date based on KREF’s nonconvertible debt borrowing rate. The equity component of the Convertible Notes is reflected within "Additional Paid-in Capital" on the Condensed Consolidated Balance Sheets, and the resulting debt discount is amortized over the period during which such Convertible Notes are expected to be outstanding (through the maturity date) as additional non-cash interest expense using the interest method, or on a straight line basis when it approximates the interest method. The additional non-cash interest expense attributable to such convertible notes will increase in subsequent periods through the maturity date as the notes accrete to their par value over the same period (Note 7).

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

Other Assets and Accounts Payable, Accrued Expenses and Other Liabilities — As of March 31, 2021, other assets included $40.0 million of loan repayment proceeds held by the servicer and receivable by KREF, $2.3 million of deferred financing costs related to KREF's Revolver (Note 4) and $0.2 million of prepaid expenses. As of December 31, 2020, other assets included $15.9 million of loan repayment proceeds held by the servicer and receivable by KREF, $2.5 million of deferred financing costs related to KREF's Revolver and $0.5 million of prepaid expenses.

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollars in tables in thousands, except per share amounts)
As of March 31, 2021, accounts payable, accrued expenses and other liabilities consisted of $3.2 million of accrued expenses, $0.6 million of allowance for credit losses related to KREF's unfunded loan commitments and $0.6 million of good faith deposits. As of December 31, 2020, accounts payable, accrued expenses and other liabilities consisted of $3.1 million of accrued expenses, $0.9 million of allowance for credit losses related to KREF's unfunded loan commitments and $0.8 million of good faith deposits.

Dividends Payable — KREF accrues for dividends on its common stock and the redeemable preferred stock upon declaration of such dividends. In March 2021, KREF's board of directors declared a dividend of $0.43 per share of common stock to shareholders of record as of March 31, 2021, which was accrued in “Dividends payable” on KREF’s Condensed Consolidated Balance Sheet as of March 31, 2021 and was subsequently paid on April 15, 2021.

Special Non-Voting Preferred Stock — Equity instruments that are redeemable for cash or other assets are classified as temporary equity if the instrument is redeemable, at the option of the holder, at a fixed or determinable price on a fixed or determinable date or upon the occurrence of an event that is not solely within the control of the issuer. Redeemable equity instruments are initially carried at the fair value of the equity instrument at the issuance date, which is subsequently adjusted at each balance sheet date if the instrument is currently redeemable or probable of becoming redeemable. KREF accounted for the SNVPS as redeemable preferred stock since a third party holds a redemption option, exercisable after May 5, 2018, and such redemption is not solely within KREF's control. As a result, starting with the second quarter of 2018, KREF adjusts the carrying value of the SNVPS to its redemption value quarterly. Accordingly, KREF adjusted the carrying value of the SNVPS to its redemption value of $2.6 million as of March 31, 2021, and recorded a $0.7 million non-cash SNVPS Redemption Value Adjustment during the three months ended March 31, 2021.

Repurchased Stock — KREF accounts for repurchases of its common stock based on the settlement date and presents repurchased stock in “Repurchased stock” on its Condensed Consolidated Balance Sheets (Note 10). Payments for stock repurchases that are not yet settled as of the reporting date are presented within “Other assets” on the Condensed Consolidated Balance Sheets. As of March 31, 2021, KREF did not retire any repurchased stock.

Income Recognition

Interest Income — Loans where management expects to collect all contractually required principal and interest payments are considered performing loans. KREF accrues interest income on performing loans based on the outstanding principal amount and contractual terms of the loan. Interest income also includes origination fees, direct loan origination costs and related exit fees for loans that KREF originates, but where management did not elect the fair value option, as a yield adjustment using the interest method over the loan term, or on a straight line basis when it approximates the interest method. KREF expenses origination fees and direct loan origination costs for loans acquired, but not originated, by KREF as well as loans for which management elected the fair value option, as incurred.

Other Income — KREF recognizes interest income earned on its cash balances and miscellaneous fee income in “Other income” on its Condensed Consolidated Statements of Income. Interest income on cash balances totaled $0.0 million and $0.3 million for the three months ended March 31, 2021 and 2020, respectively.

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

Management considers loans to be past due when a monthly payment is due and unpaid for 60 days or more. Loans are placed on nonaccrual status and considered non-performing when full repayment of principal and interest is in doubt, which generally occurs when principal or interest is 120 days or more past due unless the loan is both well secured and in the process of collection. Interest received on loans placed on nonaccrual status are accounted for under the cost-recovery method, until qualifying for return to accrual. Management may return a loan to accrual status when repayment of principal and interest is reasonably assured under the terms of the restructured loan. As of March 31, 2021, one senior loan and one mezzanine loan with a total outstanding principal balance of $115.1 million were on nonaccrual status (Note 3).

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

Accrued Interest Receivables — KREF elected not to measure an allowance for credit losses for accrued interest receivables. KREF generally writes off accrued interest receivable balance when interest is 120 days or more past due unless the loan is both well secured and in the process of collection. Write-offs of accrued interest receivable are recognized as “Provision for (reversal of) credit losses, net” in the Condensed Consolidated Statements of Income.

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

As of March 31, 2021 and December 31, 2020, KREF did not have any material deferred tax assets or liabilities arising from future tax consequences attributable to differences between the carrying amounts of existing assets and liabilities in accordance with GAAP and their respective tax bases.

KREF recognizes tax benefits for uncertain tax positions only if it is more likely than not that the position is sustainable based on its technical merits. Interest and penalties on uncertain tax positions are included as a component of the provision for income taxes in KREF's Condensed Consolidated Statements of Income. As of March 31, 2021, KREF did not have any material uncertain tax positions.

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

Recent Accounting Pronouncements

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides temporary optional expedients and exceptions to the US GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from LIBOR and other interbank offered rates to alternative reference rates. The guidance is effective upon issuance and generally may be elected over time through December 31, 2022. KREF has not adopted any of the optional expedients or exceptions through March 31, 2021, but will continue to evaluate the possible adoption of any such expedients or exceptions during the effective period as circumstances evolve.

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

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollars in tables in thousands, except per share amounts)
Note 3. Commercial Real Estate Loans

The following table summarizes KREF's investments in commercial real estate loans as of March 31, 2021 and December 31, 2020:

					Weighted Average
Loan Type	Outstanding Principal	Amortized Cost(A)	Carrying Value(B)	Loan Count	Floating Rate Loan %(C)	Coupon(C)	Life (Years)(D)
March 31, 2021
Loans held-for-investment
Senior loans(E)	$4,935,917	$4,916,854	$4,859,574	38	100.0%	4.7%	3.2
Mezzanine and other loans(F)	115,603	110,066	108,873	5	95.2	11.1	4.5
	$5,051,520	$5,026,920	$4,968,447	43	99.9%	4.8%	3.2
December 31, 2020
Loans held-for-investment
Senior loans(E)	$4,779,367	$4,759,624	$4,701,268	38	100.0%	4.7%	3.3
Mezzanine and other loans(F)	90,329	84,910	83,465	4	93.9	12.6	4.6
	$4,869,696	$4,844,534	$4,784,733	42	99.9%	4.9%	3.3
(A)    Amortized cost represents the outstanding principal of loan, net of applicable unamortized discounts, loan origination fees and write-off on uncollectable loan balances.
(B)    Carrying value represents the amortized cost of loan, net of applicable allowance for credit losses.
(C)    Average weighted by outstanding principal of loan. Weighted average coupon assumes the greater of applicable one-month LIBOR rates of 0.11% and 0.14% as of March 31, 2021 and December 31, 2020, respectively, or the applicable contractual LIBOR floor.
(D)    The weighted average life of each loan is based on the expected timing of the receipt of contractual principal repayments assuming all extension options are exercised by the borrower.
(E)    Senior loans may include accommodation mezzanine loans in connection with the senior mortgage financing. Also, includes vertical loan participations sold with a principal and a carrying value of $66.2 million as of March 31, 2021 and December 31, 2020. Includes CLO loan participations of $957.0 million and $1.0 billion as of March 31, 2021 and December 31, 2020, respectively.
(F)    Includes one real estate corporate loan to a multifamily operator with a principal and a carrying value of $37.7 million and $36.1 million, respectively, as of March 31, 2021, and $50.0 million and $48.0 million, respectively, as of December 31, 2020.

Activity — For the three months ended March 31, 2021, the loan portfolio activity was as follows:

	Amortized Cost	Allowance for Credit Losses	Carrying Value
Balance at December 31, 2020	$4,844,534	$(59,801)	$4,784,733
Originations and future fundings, net(A)	571,796	—	571,796
Proceeds from sales and loan repayments(B)	(394,715)	—	(394,715)
Accretion of loan discount and other amortization, net(C)	4,460	—	4,460
PIK interest	845	—	845
Provision for (reversal of) credit losses, net	—	1,328	1,328
Loan write-off	—	—	—
Balance at March 31, 2021	$5,026,920	$(58,473)	$4,968,447
(A)    Net of applicable premiums, discounts and deferred loan origination costs. Includes fundings on previously originated loans.
(B)    Includes $150.0 million in net proceeds from non-recourse sale of senior interests during the three months ended March 31, 2021.
(C)    Includes accretion of applicable discounts, certain fees and deferred loan origination costs.

As of March 31, 2021 and December 31, 2020, there was $19.9 million and $20.5 million, respectively, of unamortized deferred loan fees and discounts included in "Commercial Real Estate Loans, Held-for-investment, Net" in the Condensed Consolidated Balance Sheets. During the three months ended March 31, 2021 and 2020, KREF recognized net accelerated fee income of $1.0 million and $0.2 million, respectively.

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollars in tables in thousands, except per share amounts)
KREF may enter into loan modifications that include, among other changes, incremental capital contributions or partial repayments from certain borrowers, repurposing of reserves, and a temporary partial deferral for a portion of the coupon as payment-in-kind interest (“PIK Interest”) due, which is capitalized, compounded, and added to the outstanding principal balance of the respective loans. As of March 31, 2021, total PIK Interest relating to loan modifications was $2.9 million.

During the three months ended March 31, 2021, KREF modified one hotel loan with an outstanding principal balance and amortized cost of $130.0 million and $129.8 million, respectively, as of March 31, 2021. The loan modification included a principal paydown of $10.0 million, full payment of outstanding PIK interest of $1.6 million, and amended extension hurdles, with no change to the overall coupon. As a result of the improved performance of the underlying property, coupled with the paydown in connection with the modification, KREF upgraded the risk rating of this loan from a 4 rating to a 3.

During the fourth quarter of 2020, KREF modified one senior retail loan with a principal balance and an amortized cost of $109.6 million, respectively, to extend the maturity date through March 2021 with an option to extend to April 2021. The loan modification included a deferral of interest due and a Deed in Lieu of Foreclosure, which allows KREF to obtain title of the underlying property in the event of default, as defined. As of March 31, 2021, the loan had a risk rating of 5, and was placed on non-accrual status in October 2020. KREF had no remaining unfunded commitment as of March 31, 2021. While KREF did not forgive or charge-off any amounts due under this loan, this modification is considered a TDR under GAAP. There were no other material modifications during the three months ended March 31, 2021.

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

The following tables summarize the principal balance and net book value of the loan portfolio based on KREF's internal risk ratings:

March 31, 2021					December 31, 2020
Risk Rating	Number of Loans	Net Book Value	Total Loan Exposure(A)	Total Loan Exposure %	Risk Rating	Number of Loans	Net Book Value	Total Loan Exposure(A)	Total Loan Exposure %
1	—	$—	$—	—%	1	—	$—	$—	—%
2	1	193,791	194,400	3.7	2	2	321,686	323,026	6.5
3	36	4,267,263	4,539,577	85.7	3	32	3,715,132	3,836,983	77.3
4	4	437,272	445,395	8.4	4	6	675,727	687,040	13.9
5	2	70,121	115,071	2.2	5	2	72,188	115,071	2.3
	43	$4,968,447	$5,294,443	100.0%		42	$4,784,733	$4,962,120	100.0%
(A)    In certain instances, KREF finances its loans through the non-recourse sale of a senior interest that is not included in the consolidated financial statements. Total loan exposure includes the entire loan KREF originated and financed, including $309.2 million and $158.7 million of such non-consolidated interests and excludes $66.2 million and $66.2 million vertical loan participation as of March 31, 2021 and December 31, 2020, respectively.

As of March 31, 2021, the average risk rating of KREF's portfolio was 3.1 (Average Risk), weighted by total loan exposure, consistent with that as of December 31, 2020.

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollars in tables in thousands, except per share amounts)
Loan Vintage — The following tables present the amortized cost of the loan portfolio by KREF's internal risk rating and year of origination. The risk ratings are updated as of March 31, 2021 and December 31, 2020 in the corresponding table.

March 31, 2021
			Amortized Cost by Year of Origination
Risk Rating	Number of Loans	Outstanding Principal	2021	2020	2019	2018	2017	Prior	Total	Carrying Amount
Commercial Real Estate Loans
1	—	$—	$—	$—	$—	$—	$—	$—	$—	$—
2	1	194,400	—	—	—	—	194,073	—	194,073	193,791
3	36	4,296,654	364,261	572,045	2,045,780	1,295,918	—	—	4,278,004	4,267,263
4	4	445,395	—	—	77,073	201,468	165,881	—	444,422	437,272
5	2	115,071	—	—	—	—	—	110,421	110,421	70,121
	43	$5,051,520	$364,261	$572,045	$2,122,853	$1,497,386	$359,954	$110,421	$5,026,920	$4,968,447

December 31, 2020
			Amortized Cost by Year of Origination
Risk Rating	Number of Loans	Outstanding Principal	2020	2019	2018	2017	2016	2015	Total	Carrying Amount
Commercial Real Estate Loans
1	—	$—	$—	$—	$—	$—	$—	$—	$—	$—
2	2	323,026	—	128,514	—	193,633	—	—	322,147	321,686
3	32	3,744,559	461,406	2,105,972	1,159,818	—	—	—	3,727,196	3,715,132
4	6	687,040	101,586	76,670	340,745	165,751	—	—	684,752	675,727
5	2	115,071	—	—	—	—	—	110,439	110,439	72,188
	42	$4,869,696	$562,992	$2,311,156	$1,500,563	$359,384	$—	$110,439	$4,844,534	$4,784,733

Allowance for Credit Losses — The following tables present the changes to the allowance for credit losses for the three months ended March 31, 2021 and 2020, respectively:

	Commercial Real Estate Loans	Unfunded Loan Commitments	Total
Balance at December 31, 2020	$59,801	$902	$60,703
Provision for (reversal of) credit losses, net	(1,328)	(260)	(1,588)
Write-off charged	—	—	—
Recoveries	—	—	—
Balance as March 31, 2021	$58,473	$642	$59,115

	Commercial Real Estate Loans	Unfunded Loan Commitments	Total
Balance at December 31, 2019	$—	$—	$—
Cumulative-effect adjustment upon adoption of ASU 2016-13	13,909	1,100	15,009
Provision for (reversal of) credit losses, net	52,070	3,204	55,274
Write-off charged	—	—	—
Recoveries	—	—	—
Balance as March 31, 2020	$65,979	$4,304	$70,283

The $1.6 million benefit from the reversal of credit losses during the three months ended March 31, 2021 was primarily attributable to a slightly more stable macro-economic outlook based on improved observed economic data. By contrast, the $55.3 million in provision for credit loss during the three months ended March 31, 2020 was primarily due to the significant adverse change in the economic outlook resulting from the outbreak of COVID-19 pandemic and incremental reserves for 4- and 5-risk rated loans.

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollars in tables in thousands, except per share amounts)
Concentration of Credit Risk — The following tables present the geographies and property types of collateral underlying KREF's commercial real estate loans as a percentage of the loans' principal amounts:

	March 31, 2021	December 31, 2020		March 31, 2021	December 31, 2020
Geography(A)			Collateral Property Type
New York	13.9%	14.5%	Multifamily	52.1%	51.0%
Illinois	11.4	11.8	Office	32.1	30.2
California	10.5	7.7	Condo (Residential)	6.0	6.1
Virginia	9.6	10.1	Hospitality	4.1	4.5
Pennsylvania	9.4	9.7	Retail	2.3	5.0
Texas	8.2	6.6	Industrial	1.9	1.8
Massachusetts	7.7	8.4	Student Housing	1.5	1.4
Washington	6.9	7.2	Total	100.0%	100.0%
Florida	5.2	5.7
Colorado	4.9	4.7
Minnesota	3.9	4.0
Washington D.C.	3.0	2.9
Oregon	2.2	2.3
Georgia	1.7	1.8
Alabama	1.3	1.4
Other U.S.	0.2	1.2
Total	100.0%	100.0%

(A)    Excludes one real estate corporate loan to a multifamily operator with an outstanding principal amount of $37.7 million and $50.0 million, representing 0.7% and 1.0% of KREF’s commercial real estate loans, as of March 31, 2021 and December 31, 2020, respectively.

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollars in tables in thousands, except per share amounts)
Note 4. Debt Obligations

The following table summarizes KREF's secured master repurchase agreements and other financing arrangements in place as of March 31, 2021 and December 31, 2020:

	March 31, 2021											December 31, 2020
	Facility							Collateral				Facility
	Month Issued	Maximum Facility Size	Outstanding Principal	Carrying Value(A)	Final Stated Maturity	Weighted Average Funding Cost(B)	Weighted Average Life (Years)(B)	Outstanding Principal	Amortized Cost Basis	Carrying Value	Weighted Average Life (Years)(C)	Carrying Value(A)
Master Repurchase Agreements(D)
Wells Fargo(E)	Oct 2015	$1,000,000	$519,859	$517,743	Nov 2023	1.8%	1.9	$804,171	$799,767	$758,293	3.4	$443,745
Morgan Stanley(F)	Dec 2016	600,000	421,012	419,998	Dec 2022	2.3	1.5	587,563	584,060	579,551	4.1	148,772
Goldman Sachs(G)	Sep 2016	240,000	76,762	76,338	Oct 2023	3.1	1.7	157,572	157,442	156,558	1.6	76,163
Term Lending Agreement
KREF Lending V(H)	Jun 2019	900,000	900,000	899,689	Jun 2026	2.0	1.4	1,130,804	1,126,363	1,122,658	3.2	899,363
Warehouse Facility
HSBC Facility(I)	Mar 2020	500,000	—	(292)	Mar 2023	—	1.9	—	—	—	n.a	(353)
Asset Specific Financing
BMO Facility(J)	Aug 2018	300,000	60,000	59,879	n.a	1.8	2.8	76,000	75,806	73,268	2.9	59,795
Revolving Credit Agreement
Revolver(K)	Dec 2018	335,000	—	—	Dec 2023	—	2.7	n.a	n.a	n.a	n.a	—
Total / Weighted Average		$3,875,000	$1,977,633	$1,973,355		2.1%	1.6					$1,627,485
(A)    Net of $4.3 million and $5.6 million unamortized debt issuance costs as of March 31, 2021 and December 31, 2020, respectively.
(B)    Average weighted by the outstanding principal of borrowings. Funding cost includes deferred financing costs.
(C)    Average based on the fully extended loan maturity, weighted by the outstanding principal of the collateral.
(D)    Borrowings under these repurchase agreements are collateralized by senior loans, held-for-investment, and bear interest equal to the sum of (i) a floating rate index, equal to one-month LIBOR, or an index approximating LIBOR, and (ii) a margin, based on the collateral. As of March 31, 2021 and December 31, 2020, the percentage of the outstanding principal of the collateral sold and not borrowed under these repurchase agreements, or average "haircut" weighted by outstanding principal of collateral, was 34.3% and 36.7%, respectively (or 31.8% and 34.8%, respectively, if KREF had borrowed the maximum amount approved by its repurchase agreement counterparties as of such dates).
(E)    The current stated maturity date is November 2021, which does not reflect two, twelve-month facility term extensions available to KREF, which is contingent upon certain covenants and thresholds. As of March 31, 2021, the collateral-based margin was between 1.25% and 2.15%.
(F)    In November 2020, the current stated maturity was extended to December 2021, with one-year extension option upon KREF giving written notice and another two one-year extension periods subject to approval by Morgan Stanley. In addition, KREF has the option to increase the facility amount to $750.0 million. As of March 31, 2021, the collateral-based margin was between 1.75% and 2.35%.
(G)    In May 2020, the facility was amended to extend the current stated maturity date to October 30, 2021. In addition, KREF has the option to extend the maturity date to October 31, 2023 by (i) electing to permanently reduce the maximum advance rate for each pledged loan to the lesser of 65% or the advance rate in effect for such loan at October 30, 2021, and (ii) payment of the applicable contractual fee, subject to the satisfaction of certain conditions. As of March 31, 2021, the collateral-base margin was between 1.90% and 2.00%.
(H)    In June 2019, KREF entered into a Master Repurchase and Securities Contract Agreement (the "Term Lending Agreement") with Morgan Stanley Mortgage Capital Holdings LLC ("Administrative Agent"), as administrative agent on behalf of Morgan Stanley Bank, N.A. ("Initial Buyer"), which provides for current and future financings of up to $900.0 million on a non-mark-to-market basis. The Initial Buyer subsequently syndicated a portion of the facility to multiple financial institutions. As of March 31, 2021, the Initial Buyer held 22.2% of the total commitment under the facility. Borrowings under the Term Lending Agreement are collateralized by certain loans, held for investment, and bear interest equal to one-month LIBOR, plus a 1.9% margin. In March 2021, the current stated maturity was extended to June 2022, subject to additional four one-year extension options, which may be exercised by KREF upon the satisfaction of certain customary conditions and thresholds.
(I)    In March 2020, KREF entered into a $500.0 million Loan and Security Agreement with HSBC Bank USA, National Association (“HSBC Facility”). The facility, which matures in March 2023, provides warehouse financing on a non-mark-to-market basis with partial recourse to KREF.
(J)    In August 2018, KREF entered into a $200.0 million loan financing facility with BMO Harris Bank ("BMO Facility"). The facility provides asset-based financing on a non-mark to market basis with matched-term up to five years with partial recourse to KREF. During May 2019, KREF increased the borrowing capacity to $300.0 million. As of March 31, 2021, the collateral-based margin was 1.70%.
(K)    In December 2018, KREF entered into a $100.0 million corporate revolving credit facility (“Revolver”) administered by Morgan Stanley Senior Funding, Inc. Additional lenders were added in 2019 and 2020, further increasing the borrowing capacity under the Revolver to $335.0 million as of March 31, 2021. The current stated maturity of the facility is December 2023. Borrowings under the facility bear interest at a per annum rate equal to the sum of (i) a floating rate index and (ii) a fixed margin. Borrowings under this facility are full recourse to certain guarantor wholly-owned subsidiaries of KREF. As of March 31, 2021, the carrying value excluded $2.3 million unamortized debt issuance costs presented within "Other assets" on KREF's Condensed Consolidated Balance Sheets.

The preceding table excludes loan participations sold (Note 8).

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollars in tables in thousands, except per share amounts)
As of March 31, 2021 and December 31, 2020, KREF had outstanding repurchase agreements and a Term Lending Agreement where the amount at risk with any individual counterparty, or group of related counterparties, exceeded 10.0% of KREF’s stockholders' equity. The amount at risk under these agreements is the net counterparty exposure, defined as the excess of the carrying amount (or market value, if higher than the carrying amount, for repurchase agreements) of the assets sold under agreement to repurchase, including accrued interest plus any cash or other assets on deposit to secure the repurchase obligation, over the amount of the repurchase liability, adjusted for accrued interest. The following table summarizes certain characteristics of KREF's repurchase agreements where the amount at risk with any individual counterparty, or group of related counterparties, exceeded 10.0% of KREF’s stockholders' equity as of March 31, 2021 and December 31, 2020:

	Outstanding Principal	Net Counterparty Exposure	Percent of Stockholders' Equity	Weighted Average Life (Years)(A)
March 31, 2021
Wells Fargo	$519,859	$242,315	23.1%	1.9
Morgan Stanley	421,012	160,016	15.2	1.5
Term Lending Agreement(B)	900,000	226,013	21.5	1.4
Total / Weighted Average	$1,840,871	$628,344	59.8%	1.6
December 31, 2020
Wells Fargo	$446,208	$196,715	18.9%	2.0
Term Lending Agreement(B)	900,000	214,135	20.5	1.5
Total / Weighted Average	$1,346,208	$410,850	39.4%	1.7
(A)    Average weighted by the outstanding principal of borrowings under the secured financing agreement.
(B)    There were multiple counterparties to the Term Lending Agreement. Morgan Stanley Bank, N.A. represented 4.8% and 4.6% of the net counterparty exposure as a percent of stockholders' equity as of March 31, 2021 and December 31, 2020, respectively.

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

Term Loan Financing

In April 2018, KREF, through its consolidated subsidiaries, entered into a term loan financing agreement (“Term Loan Facility”) with third party lenders for an initial borrowing capacity of $200.0 million that was subsequently increased to $1.0 billion in October 2018. The facility provides asset-based financing on a non-mark-to-market basis with matched term up to five years and is non-recourse to KREF. Borrowings under the facility are collateralized by senior loans, held-for-investment, and bear interest equal to one-month LIBOR plus a margin. The weighted average margin on the facility was 1.6% as of March 31, 2021 and December 31, 2020.

The following tables summarize our borrowings under the Term Loan Facility:

	March 31, 2021
Term Loan Facility	Count	Outstanding Principal	Amortized Cost	Carrying Value	Wtd. Avg. Yield/Cost(A)	Guarantee(B)	Wtd. Avg. Term(C)
Collateral assets	12	$1,105,468	$1,102,236	$1,100,201	L + 3.2%	n.a.	March 2024
Financing provided	n.a.	903,457	903,389	903,389	L + 1.7%	n.a.	March 2024

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

Activity — For the three months ended March 31, 2021, the activity related to the carrying value of KREF’s secured financing agreements were as follows:

Secured Financing Agreements, Net
Balance as of December 31, 2020	$2,574,747
Principal borrowings	718,112
Principal repayments/sales	(418,346)
Deferred debt issuance costs	(407)
Amortization of deferred debt issuance costs	2,637
Balance as of March 31, 2021	$2,876,743

Maturities — KREF’s secured financing agreements, term loan financing and other consolidated debt obligations in place as of March 31, 2021 had contractual maturities as follows:

Year	Nonrecourse	Recourse(A)	Total
2021	703,373	101,191	804,564
2022	1,099,221	294,245	1,393,466
2023	402,192	58,542	460,734
2024	181,896	40,430	222,326
Thereafter	—	—	—
	$2,386,682	$494,408	$2,881,090
(A)    Except for the Revolver, which is full recourse, amounts borrowed subject to a maximum 25.0% recourse limit. The Revolver expires in December 2023.

Covenants — KREF is required to comply with customary loan covenants and event of default provisions related to its secured financing agreements and Revolver, including, but not limited to, negative covenants relating to restrictions on operations with respect to KREF’s status as a REIT, and financial covenants. Such financial covenants include an interest income to interest expense ratio covenant (1.5 to 1.0); a minimum consolidated tangible net worth covenant (75.0% of the aggregate cash proceeds of any equity issuances made and any capital contributions received by KREF and certain subsidiaries or up to approximately $880.2 million depending upon the facility); a cash liquidity covenant (the greater of $10.0 million or 5.0% of KREF's recourse indebtedness); and a total indebtedness covenant(1) (75.0% of KREF's total assets, net of VIE liabilities and non-recourse indebtedness). As of March 31, 2021 and December 31, 2020, KREF was in compliance with its financial debt covenants.

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

The following tables outline KREF 2018-FL1 collateral assets and respective borrowing as of March 31, 2021 and December 31, 2020:

	March 31, 2021
Collateralized Loan Obligation	Count	Outstanding Principal	Amortized Cost	Carrying Value	Wtd. Avg. Yield/Cost	Wtd. Avg. Term(B)
Collateral assets(A)	20	$997,000	$997,000	$995,170	L + 3.0%	April 2024
Financing provided	1	807,000	807,000	807,000	L + 1.4%	June 2036

	December 31, 2020
Collateralized Loan Obligation	Count	Outstanding Principal	Amortized Cost	Carrying Value	Wtd. Avg. Yield/Cost	Wtd. Avg. Term(B)
Collateral assets(A)	21	$1,000,000	$1,000,000	$997,336	L + 2.9%	March 2024
Financing provided	1	810,000	810,000	810,000	L + 1.4%	June 2036
(A)    Collateral loan assets represent 18.9% and 20.5% of the principal of KREF's commercial real estate loans as of March 31, 2021 and December 31, 2020, respectively. As of March 31, 2021 and December 31, 2020, 100% of KREF loans financed through the CLO are floating rate loans.
(B)    Loan term represents weighted-average final maturity, assuming extension options are exercised by the borrower. Repayments of CLO notes are dependent on timing of related collateral loan asset repayments post reinvestment period. The term of the CLO notes represents the rated final distribution date.

The following table presents the KREF 2018-FL1 Assets and Liabilities included in KREF’s Condensed Consolidated Balance Sheets:

Assets	March 31, 2021	December 31, 2020
Commercial real estate loans, held-for-investment	$957,000	$1,000,483
Less: Allowance for credit losses	(1,830)	(2,669)
Commercial real estate loans, held-for-investment, net	955,170	997,814
Accrued interest receivable	2,963	3,075
Other assets(A)	40,151	5
Total	$998,284	$1,000,894
Liabilities
Collateralized loan obligation, net	$807,000	$810,000
Accrued interest payable	650	668
Accounts payable, accrued expenses and other liabilities	62	72
Total	$807,712	$810,740
(A)    Includes $40.0 million of loan repayment proceeds held with the servicer and receivable by the CLO as of March 31, 2021.

The following table presents the components of net interest income of KREF 2018-FL1 included in KREF’s Condensed Consolidated Statements of Income:

	Three Months Ended March 31,
	2021	2020
Net Interest Income
Interest income	$11,121	$11,836
Interest expense(A)	4,032	8,768
Net interest income	$7,089	$3,068
(A)     Includes $1.6 million of deferred financing costs amortization for the three months ended March 31, 2020. Deferred financing costs incurred in connection with the CLO were fully amortized as of December 31, 2020.

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

The following table summarizes KREF’s secured term loan at March 31, 2021:

March 31, 2021
Principal amount	$299,250
Unamortized discount	(6,881)
Deferred financing costs	(4,649)
Carrying amount	$287,720

Covenants — KREF is required to comply with customary loan covenants and event of default provisions related to its secured term loan that include, but are not limited to, negative covenants relating to restrictions on operations with respect to KREF’s status as a REIT, and financial covenants. Such financial covenants include a minimum consolidated tangible net worth of $650.0 million and a maximum Total Debt to Total Assets ratio, as defined, of 83.3% (the “Leverage Covenant”). KREF was in compliance with such covenants as of March 31, 2021 and December 31, 2020.

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

The following table details the interest expense related to the Convertible Notes:

	Three Months Ended March 31,
	2021	2020
Cash coupon	$2,201	$2,201
Discount and issuance cost amortization	342	346
Total interest expense	$2,543	$2,547

The following table details the net book value of the Convertible Notes on KREF's Condensed Consolidated Balance Sheets:

	March 31, 2021	December 31, 2020
Principal	$143,750	$143,750
Deferred financing costs	(2,179)	(2,431)
Unamortized discount	(765)	(854)
Net book value	$140,806	$140,465

Accrued interest payable for the Convertible Notes was $3.3 million and $1.1 million as of March 31, 2021 and December 31, 2020, respectively. Refer to Note 2 for additional discussion of accounting policies for the Convertible Notes.

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollars in tables in thousands, except per share amounts)
Note 8. Loan Participations Sold

KREF finances certain loan investments through the syndication of a non-recourse, or limited-recourse, loan participation to unaffiliated third parties. In October 2019, KREF syndicated a $65.0 million vertical participation in one of its loan investments with a principal balance of $328.5 million to an unaffiliated third party, at par value. In June 2020, KREF increased the maximum loan amount by $6.5 million and syndicated additional $1.2 million vertical participation to the same third party. Such syndications did not qualify for "sale" accounting under GAAP and therefore are consolidated in KREF's condensed consolidated financial statements as of March 31, 2021 and December 31, 2020.

The following tables summarize the loan participation sold liabilities that KREF recognized since the corresponding syndications of the respective loan participations were not treated as "sales" as of March 31, 2021 and December 31, 2020:

	March 31, 2021
Loan Participations Sold	Count	Outstanding Principal	Amortized Cost	Carrying Value	Yield/Cost(A)	Guarantee	Term
Total loan	1	$337,327	$336,492	$335,798	L + 2.6%	n.a.	July 2024
Vertical loan participation(B)	1	66,248	66,237	66,237	L + 2.6%	n.a.	July 2024

	December 31, 2020
Loan Participations Sold	Count	Outstanding Principal	Amortized Cost	Carrying Value	Yield/Cost(A)	Guarantee	Term
Total loan	1	$337,327	$336,329	$335,507	L + 2.6%	n.a.	July 2024
Vertical loan participation(B)	1	66,248	66,232	66,232	L + 2.6%	n.a.	July 2024

(A)     Floating rate loans and related liabilities are indexed to one-month LIBOR. KREF's net interest rate exposure is in direct proportion to its interest in the net assets of the senior loan.
(B)    During the three months ended March 31, 2021 and 2020, KREF recorded $0.7 million and $0.7 million of interest income, respectively, and $0.7 million and $0.7 million of interest expense, respectively, related to the vertical loan participation sold.

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

As of March 31, 2021, KREF held a 3.5% interest in RECOP I, an unconsolidated VIE of which KREF is not the primary beneficiary, at its fair value of $33.3 million. The aggregator vehicle in which KREF invests is controlled and advised by affiliates of the Manager. RECOP I primarily acquired junior tranches of CMBS newly issued by third parties. KREF will not pay any fees to RECOP I, but KREF bears its pro rata share of RECOP I's expenses. KREF reported its share of the net asset value of RECOP I in its Condensed Consolidated Balance Sheets, presented as “Equity method investments” and its share of net income, presented as “Income from equity method investments” in the Condensed Consolidated Statements of Income.

As of March 31, 2021, the non-voting limited liability company interests issued by the Manager, a VIE, and held by a Taxable REIT Subsidiary ("TRS") of KREF for the benefit of the holder of the SNVPS represented 4.7% of the Manager’s outstanding limited liability company interests (Note 10). KREF reported its interest in the Manager on its Condensed Consolidated Balance Sheets, presented as “Equity method investments” and its share of net income, presented as “Income from equity method investments” in the Condensed Consolidated Statements of Income.

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

KREF did not issue additional common stock between January 1, 2019 and March 31, 2021 other than related to the vesting of restricted stock units discussed below.

As of March 31, 2021 and December 31, 2020, KKR beneficially owned 20,000,000 and 21,234,528 shares of KREF's common stock, of which zero and 1,234,528 shares were held by KKR on behalf of a third-party investor, respectively (Note 1).

During the three months ended March 31, 2021 and 2020, no common stock was issued related to the vesting of restricted stock units. Upon any payment of shares as a result of restricted stock unit vesting, the related tax withholding obligation will generally be satisfied by KREF, reducing the number of shares to be delivered by a number of shares necessary to satisfy the related applicable tax withholding obligation. Refer to Note 11 for further detail.

Of the 59,519,754 common shares KREF issued, there were 55,619,428 common shares outstanding as of March 31, 2021, which includes 307,916 net shares of common stock issued in connection with vested restricted stock units and is net of 3,900,326 common shares repurchased.

Share Repurchase Program — Under the Company’s current share repurchase program, which has no expiration date, the Company may repurchase up to $100.0 million of its common stock beginning July 1, 2020, of which up to $50.0 million may be repurchased under a pre-set trading plan meeting the requirements of Rule 10b5-1 under the Exchange Act, and provide for repurchases of common stock when the market price per share is below book value per share (calculated in accordance with GAAP as of the end of the most recent quarterly period for which financial statements are available), and the remaining $50.0 million may be used for repurchases in the open market, pursuant to pre-set trading plans meeting the requirements of Rule 10b5-1 under the Exchange Act, in privately negotiated transactions or otherwise. The timing, manner, price and amount of any common stock repurchases will be determined by the Company in its discretion and will depend on a variety of factors, including legal requirements, price and economic and market conditions. The program does not require the Company to repurchase any specific number of shares of common stock, and the program may be suspended, extended, modified or discontinued at any time.

KREF did not repurchase any of its common stocks during the three months ended March 31, 2021. During the three months ended March 31, 2020, KREF repurchased 1,648,551 shares of common stock under the repurchase program at an average price

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollars in tables in thousands, except per share amounts)
per share of $11.64 for a total of $19.2 million. During the year ended December 31, 2020, KREF repurchased 2,037,637 shares of common stock at an average price per share of $12.27, for a total of $25.0 million.

At the Market Stock Offering Program — On February 22, 2019, KREF entered into an equity distribution agreement with certain sales agents, pursuant to which KREF may sell, from time to time, up to an aggregate sales price of $100.0 million of its common stock pursuant to a continuous offering program (the “ATM”). Sales of KREF’s common stock made pursuant to the ATM may be made in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933, as amended. The timing and amount of actual sales will depend on a variety of factors including market conditions, the trading price of KREF’s common stock, KREF’s capital needs, and KREF’s determination of the appropriate sources of funding to meet such needs. KREF has not sold any shares of its common stock under the ATM to date.

Dividends — During the three months ended March 31, 2021 and 2020, KREF's board of directors declared the following dividends on shares of its common stock and special voting preferred stock:

			Amount
Declaration Date	Record Date	Payment Date	Per Share	Total
2021
March 15, 2021	March 31, 2021	April 15, 2021	$0.43	$23,916
				$23,916
2020
March 16, 2020	March 31, 2020	April 15, 2020	$0.43	$24,010
				$24,010

Special Voting Preferred Stock — In March 2016, KREF issued one share of special voting preferred stock to KKR Fund Holdings L.P. ("KKR Fund Holdings") for $20.00 per share, which KKR Fund Holdings transferred to its subsidiary, KKR REFT Asset Holdings LLC. The holder of the special voting preferred stock has special voting rights related to the election of members to KREF's board of directors until KKR and its affiliates cease to own at least 25.0% of KREF's issued and outstanding common stock. KKR and its affiliates beneficially owned 20,000,000 and 21,234,528 shares of KREF's common stock, of which zero and 1,234,528 shares were held on behalf of a third-party investor, representing 36.0% and 38.2% of KREF’s issued and outstanding common stock as of March 31, 2021 and December 31, 2020, respectively.

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

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollars in tables in thousands, except per share amounts)

Earnings (Loss) per Share — The following table illustrates the computation of basic and diluted earnings (loss) per share for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
Numerator
Net income (loss) attributable to common stockholders	$29,184	$(35,164)

Denominator
Basic weighted average common shares outstanding	55,619,428	57,346,726
Dilutive restricted stock units	111,633	—
Diluted weighted average common shares outstanding	55,731,061	57,346,726
Net income (loss) attributable to common stockholders, per:
Basic common share	$0.52	$(0.61)
Diluted common share	$0.52	$(0.61)

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollars in tables in thousands, except per share amounts)
Note 11. Stock-based Compensation

KREF is externally managed by the Manager and does not currently have any employees. However, as of March 31, 2021, certain individuals employed by the Manager and affiliates of the Manager, and certain members of KREF's board of directors were compensated, in part, through the issuance of stock-based awards.

As of March 31, 2021, KREF had restricted stock unit (“RSU”) awards outstanding under the KKR Real Estate Finance Trust Inc. 2016 Omnibus Incentive Plan that was adopted on February 12, 2016 and amended and restated on November 17, 2016 (the "Incentive Plan") to certain members of KREF’s board of directors and employees of the Manager or its affiliates, none of whom are KREF employees. RSUs awarded to employees of the Manager or its affiliates, generally vest over three consecutive one-year periods and awards to certain members of KREF's board of directors generally vest over a one-year period, pursuant to the terms of the respective award agreements and the terms of the Incentive Plan. RSU awards are not entitled to dividends until KREF issues shares of its common stock, which are issuable on a one-to-one basis upon the RSU award vesting.

The following table summarizes the activity in KREF’s outstanding RSUs and the weighted-average grant date fair value per RSU:

	Restricted Stock Units	Weighted Average Grant Date Fair Value Per RSU(A)
Unvested as of December 31, 2020	787,942	$18.78
Granted	—	—
Vested	—	—
Forfeited / cancelled	—	—
Unvested as of March 31, 2021	787,942	$18.78
(A)    The grant-date fair value is based upon the last sale price of KREF’s common stock at the date of grant.

KREF expects the unvested RSUs outstanding to vest during the following years:

Year	Restricted Stock Units
2021	389,758
2022	256,508
2023	141,676
Total	787,942

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

During the three months ended March 31, 2021 and 2020, KREF recognized $2.0 million and $1.6 million, respectively, of stock-based compensation expense included in “General and administrative” expense in the Consolidated Statements of Income. As of March 31, 2021, there was $11.4 million of total unrecognized stock-based compensation expense related to unvested share-based compensation arrangements. This cost is expected to be recognized over a weighted average period of 1.1 years.

Upon any payment of shares as a result of restricted stock unit vesting, the related tax withholding obligation will generally be satisfied by KREF, reducing the number of shares to be delivered by a number of shares necessary to satisfy the related applicable tax withholding obligation. The amount results in a cash payment related to this tax liability and a corresponding adjustment to additional paid-in capital in the Condensed Consolidated Statement of Changes in Stockholders' Equity. No shares were delivered for vested RSUs during the three months ended March 31, 2021.

Refer to Note 13 for additional information regarding the Incentive Plan.

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollars in tables in thousands, except per share amounts)
Note 12. Commitments and Contingencies

As of March 31, 2021, KREF was subject to the following commitments and contingencies:

Litigation — From time to time, KREF may be involved in various claims and legal actions arising in the ordinary course of business. KREF establishes an accrued liability for legal proceedings only when those matters present loss contingencies that are both probable and reasonably estimable.

As of March 31, 2021, KREF was not involved in any material legal proceedings regarding claims or legal actions against KREF.

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

Capital Commitments — As of March 31, 2021, KREF had future funding requirements of $454.2 million related to its investments in commercial real estate loans. These future funding commitments primarily relate to construction projects, capital improvements, tenant improvements and leasing commissions. Generally, funding commitments are subject to certain conditions that must be met, such as customary construction draw certifications, minimum credit metrics or executions of new leases before advances are made to the borrower.

In January 2017, KREF committed $40.0 million to invest in an aggregator vehicle alongside RECOP I. The two-year investment period for RECOP I ended in April 2019. As of March 31, 2021, KREF had a remaining commitment of $4.3 million to RECOP I.

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

Adjusted equity generally represents the proceeds received by KREF and its subsidiaries from equity issuances, without duplication and net of offering costs, and adjusted earnings, reduced by distributions, equity repurchases, and incentive compensation paid. Adjusted earnings generally represent the net income, or loss, attributable to equity interests in KREF and its subsidiaries, without duplication, as well as realized losses not otherwise included in such net income, or loss, excluding non-cash equity compensation expense, incentive compensation, depreciation and amortization and unrealized gains or losses, from and after the effective date to the end of the most recently completed calendar quarter. KREF's board of directors, after majority approval by independent directors, may also exclude one-time events pursuant to changes in GAAP and certain material non-cash income or expense items from adjusted earnings. For purposes of calculating incentive compensation, both adjusted equity and adjusted earnings exclude: (i) the effects of equity issued by KREF and its subsidiaries that provides for fixed distributions or other debt characteristics and (ii) unrealized provision for (reversal of) credit losses.

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

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollars in tables in thousands, except per share amounts)

No awards may be granted under the Incentive Plan on and after February 12, 2026. The Incentive Plan will continue to apply to awards granted prior to such date. During the three months ended March 31, 2021 and 2020, no awards were granted to KREF's directors or employees of the Manager. As of March 31, 2021, 2,932,529 shares of common stock remained available for awards under the Incentive Plan.

Due to Affiliates — The following table contains the amounts presented in KREF's Condensed Consolidated Balance Sheets that it owes to affiliates:

	March 31, 2021	December 31, 2020
Management fees	$4,290	$4,252
Expense reimbursements and other	226	1,991
	$4,516	$6,243

Affiliates Expenses — The following table contains the amounts included in KREF's Condensed Consolidated Statements of Income that arose from transactions with the Manager:

	Three Months Ended March 31,
	2021	2020
Management fees	$4,290	$4,299
Incentive compensation	2,192	1,606
Expense reimbursements and other(A)	352	299
	$6,834	$6,204

(A)    KREF presents these amounts in "Operating Expenses — General and administrative" in its Condensed Consolidated Statements of Income. Affiliate expense reimbursements presented in the table above exclude the out-of-pocket amounts paid by the Manager to parties unaffiliated with the Manager on behalf of KREF, and for which KREF reimburses the Manager in cash. For the three months ended March 31, 2021 and 2020, these cash reimbursements totaled $2.1 million and $1.5 million, respectively.

In connection with the CLO issuance, and in consideration for its services as the co-placement agent, KREF incurred and paid KCM a $0.9 million placement agent fee equal to 0.105% of the CLO proceeds in the fourth quarter of 2018. The fee was capitalized as deferred financing cost and amortized to interest expense over the estimated life of the CLO.

In connection with the ATM, KCM, in its capacity as one of the sales agents, will receive commissions for the shares of KREF’s common stock it sells. This amount is not to exceed, but may be less than, 2.0% of the gross sales price per share. KREF did not sell any shares under the ATM during the three months ended March 31, 2021.

In connection with the BMO Facility, and in consideration for structuring and sourcing this arrangement, KREF is obligated to pay KCM a $0.2 million structuring fee equal to 0.35% of the respective committed loan advances under the agreement in the first quarter of 2019. Such fees are capitalized as deferred financing cost and amortized to interest expense over the estimated life of the facility.

In connection with the Term Loan Facility (Note 4), KREF paid KKR Capital Markets or KCM, an affiliate of the Manager, a $1.5 million structuring fee equal to 0.75% of the respective committed loan advances, as defined, in the second quarter of 2019. Such fees are capitalized as deferred financing cost and amortized to interest expense over the life of the facility.

In connection with the Revolver, and in consideration for structuring and sourcing this arrangement, KREF paid KCM a structuring fee equal to 0.75% of the aggregate amount of commitments first made available. The structuring fees are capitalized as deferred financing cost included within "Other Assets" in the Condensed Consolidated Balance Sheet and amortized to interest expense over the life of the Revolver. During the three months ended March 31, 2021 and 2020, KREF incurred $0.0 million and $0.6 million, respectively, in structuring fees in connection with the Revolver.

In connection with the HSBC Facility entered into in March 2020, and in consideration for structuring and sourcing this arrangement, KREF is obligated to pay KCM a structuring fee equal to 0.25% of the respective committed loan advances under the agreement. Such fees are capitalized as deferred financing cost and amortized to interest expense over the lesser of the initial term of the loan or the facility. During the three months ended March 31, 2021and 2020, KREF incurred and paid KCM $0.0 million and $0.1 million in structuring fees in connection with the facility.

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollars in tables in thousands, except per share amounts)
In connection with the secured term loan, and in consideration for structuring and arranging the loan, KREF paid KCM a $1.1 million arrangement and structuring fee equal to 0.37% of the principal amount of the secured term loan in the third quarter of 2020. Such fee was capitalized as deferred financing cost and amortized to interest expense over the life of the secured term loan.

In connection with the syndication of a senior mortgage loan in October 2020, and in consideration for its services as the placement agent, KREF paid KCM a $0.4 million placement agent fee equal to 0.30% of KREF's proportion share of the senior loan commitment. Such fee was capitalized as a direct loan origination cost and amortized to interest income over the life of the loan.

In connection with the syndication of a senior mortgage loan in February 2021, and in consideration for its services as the placement agent, KREF paid KCM a $0.4 million placement agent fee equal to 0.25% of KREF’s proportionate share of the senior loan commitment. Such fee was capitalized as a direct loan origination cost and amortized to interest income over the life of the loan.

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollars in tables in thousands, except per share amounts)
Note 14. Fair Value of Financial Instruments

The carrying values and fair values of KREF’s financial assets and liabilities recorded at fair value on a recurring basis, as well as other financial instruments not carried at fair value, as of March 31, 2021 were as follows:

				Fair Value
	Principal Balance(A)	Amortized Cost(B)	Carrying Value(C)	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$209,347	$209,347	$209,347	$209,347	$—	$—	$209,347
Commercial real estate loans, held-for-investment, net(D)	5,051,520	5,026,920	4,968,447	—	—	4,953,599	4,953,599
Equity method investments	33,624	33,624	33,624	—	—	33,624	33,624
	$5,294,491	$5,269,891	$5,211,418	$209,347	$—	$4,987,223	$5,196,570
Liabilities
Secured financing agreements, net	$2,881,090	$2,876,743	$2,876,743	$—	$—	$2,881,090	$2,881,090
Collateralized loan obligation, net	807,000	807,000	807,000	—	807,571	—	807,571
Secured term loan, net	299,250	287,720	287,720	—	301,120	—	301,120
Convertible notes, net	143,750	140,806	140,806	—	147,811	—	147,811
Loan participations sold, net	66,248	66,237	66,237	—	—	66,237	66,237
	$4,197,338	$4,178,506	$4,178,506	$—	$1,256,502	$2,947,327	$4,203,829

(A)    The principal balance of commercial real estate loans excludes premiums and unamortized discounts.
(B)    The amortized cost of commercial real estate loans is net of $4.7 million write-off on a mezzanine loan and $19.9 million unamortized origination discounts and deferred nonrefundable fees. The amortized cost of secured financing agreements is net of $4.3 million unamortized debt issuance costs.
(C)    The carrying value of commercial mortgage loans is net of $58.5 million allowance for credit losses.
(D)    Includes $957.0 million of CLO loan participations as of March 31, 2021. Includes senior loans for which KREF syndicated a vertical loan participation that did not qualify for sale accounting under GAAP, with a carrying value and a fair value of $66.2 million as of March 31, 2021.

The carrying values and fair values of KREF’s financial assets recorded at fair value on a recurring basis, as well as other financial instruments for which fair value is disclosed, as of December 31, 2020 were as follows:

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

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollars in tables in thousands, except per share amounts)
The following table contains the Level 3 inputs used to value assets and liabilities on a recurring and nonrecurring basis or where KREF discloses fair value as of March 31, 2021:

	Fair Value	Valuation Methodologies	Unobservable Inputs(A)	Weighted Average(B)	Range
Assets and Liabilities(C)(D)
Commercial real estate loans, held-for-investment(E)	$4,953,599	Discounted cash flow	Discount rate	4.6%	2.3% - 19.1%
	$4,953,599

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
(D)    Does not include $66.2 million of vertical loan syndication which was syndicated at par value and included in “Loan participation sold, net” on the Condensed Consolidated Balance Sheet.
(E)    Commercial real estate loans are generally valued using a discounted cash flow model using discount rate derived from relevant market indices and/or estimates of the underlying property's value.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets not measured at fair value on an ongoing basis but subject to fair value adjustments only in certain circumstances, such as when there is evidence of impairment, are measured at fair value on a nonrecurring basis. For commercial real estate loans held-for-sale, KREF applies the lower of cost or fair value accounting and may be required, from time to time, to record a nonrecurring fair value adjustment. For commercial real estate loans held-for-investment and preferred interest in joint venture held-to-maturity, KREF applies the amortized cost method of accounting, but may be required, from time to time, to record a nonrecurring fair value adjustment in the form of a valuation provision or impairment. KREF did not report any significant financial assets or liabilities at fair value on a nonrecurring basis as of March 31, 2021 and December 31, 2020.

Assets and Liabilities for Which Fair Value is Only Disclosed

KREF does not carry its secured financing agreements at fair value as management did not elect the fair value option for these liabilities. As of March 31, 2021, the fair value of KREF's financing facilities approximated their respective outstanding principal balances.

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

KREF consolidates subsidiaries that incur U.S. federal, state and local income taxes, based on the tax jurisdiction in which each subsidiary operates. During the three months ended March 31, 2021 and 2020, KREF recorded a current income tax provision (benefit) of $0.0 million and $0.1 million, respectively, related to operations of its taxable REIT subsidiaries and various other state and local taxes. There were no deferred tax assets or liabilities as of March 31, 2021 and December 31, 2020.

As of March 31, 2021, tax years 2017 through 2020 remain subject to examination by taxing authorities.

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollars in tables in thousands, except per share amounts)
Note 16. Subsequent Events

The following events occurred subsequent to March 31, 2021:

Investing Activities

KREF originated the following loans:

Description/ Location	Property Type	Month Originated	Committed Principal Amount	Initial Principal Funded	Interest Rate (A)	Maturity Date(B)	LTV
Senior Loan, Irving, TX	Multifamily	April 2021	$117,600	$105,000	L + 3.3%	May 2026	70%
Senior Loan, Phoenix, AZ	Single Family Rental	April 2021	72,105	10,127	L + 4.8	May 2026	65
Total/ Weighted Average			$189,705	$115,127	L + 3.8%		68%

(A)    Floating rate based on one-month USD LIBOR.
(B)    Maturity date assumes all extension options are exercised, if applicable.

Corporate Activities

Preferred Stock Issuance

In April 2021, KREF issued 6,900,000 shares of 6.5% Series A Cumulative Redeemable Preferred Stock (the “Series A Preferred Stock”), which included the exercise of the underwriters' option to purchase additional shares of Series A Preferred Stock, and received net proceeds after underwriting discount and commission (inclusive of $1.6 million paid to KKR Capital Markets, a KKR affiliate, for its services as joint bookrunner) of $167.1 million. The perpetual Series A Preferred Stock is redeemable, at KREF's option, at a liquidation price of $25.00 per share plus accrued and unpaid dividends commencing in April 2026. Dividends on the Series A Preferred Stock are payable quarterly in arrears.

Dividends

In April 2021, KREF paid $23.9 million in dividends on its common stock, or $0.43 per share, with respect to the first quarter of 2021, to stockholders of record on March 31, 2021.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q. The historical consolidated financial data below reflects the historical results and financial position of KREF. In addition, this discussion and analysis contains forward-looking statements and involves numerous risks and uncertainties, including those described under Part I, Item 1A. "Risk Factors" in the Form 10-K and under "Cautionary Note Regarding Forward-Looking Statements." Actual results may differ materially from those contained in any forward-looking statements.

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

Earnings (Loss) Per Share and Dividends Declared

The following table sets forth the calculation of basic and diluted net income (loss) per share and dividends declared per share (amounts in thousands, except share and per share data):

	Three Months Ended
	March 31, 2021	December 31, 2020
Net income(A)	$29,184	$28,776
Weighted-average number of shares of common stock outstanding
Basic	55,619,428	55,619,428
Diluted	55,731,061	55,669,230
Net income per share, basic	$0.52	$0.52
Net income per share, diluted	$0.52	$0.52
Dividends declared per share	$0.43	$0.43
(A)     Represents net income attributable to common stockholders.

Distributable Earnings

Distributable Earnings, a measure that is not prepared in accordance with GAAP, is intended to serve as a proxy for our taxable income and, as such, is a key indicator of our ability to generate sufficient income to pay our quarterly dividends and in determining the amount of such dividends, which is the primary focus of yield/income investors who comprise a significant portion of our investor base. Accordingly, we believe providing Distributable Earnings on a supplemental basis to our net income as determined in accordance with GAAP is helpful to our stockholders in assessing the overall performance of our business.

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

While Distributable Earnings excludes the impact of our unrealized current provision for (reversal of) credit losses, any loan losses are charged off and realized through Distributable Earnings when deemed non-recoverable. Non-recoverability is determined (i) upon the resolution of a loan (i.e. when the loan is repaid, fully or partially, or in the case of foreclosure, when the underlying asset is sold), or (ii) with respect to any amount due under any loan, when such amount is determined to be non-collectible.

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

The following table provides a reconciliation of GAAP net income attributable to common stockholders to Distributable Earnings (amounts in thousands, except share and per share data):

	Three Months Ended
	March 31, 2021	December 31, 2020
Net Income (Loss) Attributable to Common Stockholders	$29,184	$28,776
Adjustments
Non-cash equity compensation expense	1,994	1,305
Unrealized (gains) or losses(A)	708	(203)
Provision for (reversal of) credit losses, net	(1,588)	(3,438)
Non-cash convertible notes discount amortization	89	91
Distributable Earnings	$30,387	$26,531
Weighted average number of shares of common stock outstanding
Basic	55,619,428	55,619,428
Diluted(B)	55,731,061	55,669,230
Distributable Earnings per Diluted Weighted Average Share	$0.55	$0.48

(A)    Includes $0.7 million and ($0.1) million non-cash redemption value adjustment of our Special Non-Voting Preferred Stock, and $0.0 million and ($0.1) million of unrealized mark-to-market adjustment to our RECOP I's underlying CMBS investments for the three months ended March 31, 2021 and December 31, 2020, respectively.
(B)    Includes 111,633 and 49,802 dilutive restricted stock units for the three months ended March 31, 2021 and December 31, 2020, respectively.

Book Value per Share

We believe that book value per share is helpful to stockholders in evaluating the growth of our company as we have scaled our equity capital base and continue to invest in our target assets. The following table calculates our book value per share of common stock (amounts in thousands, except share and per share data):

	March 31, 2021	December 31, 2020
KKR Real Estate Finance Trust Inc. stockholders' equity	$1,050,816	$1,043,554
Shares of common stock issued and outstanding at period end	55,619,428	55,619,428
Book value per share of common stock	$18.89	$18.76

Book value per share as of March 31, 2021 includes the impact of an estimated CECL credit loss allowance of $59.1 million, or ($1.06) per common share. See Note 2 — Summary of Significant Accounting Policies, to our condensed consolidated financial statements included in this Form 10-Q for detailed discussion of allowance for credit losses.

In addition, book value per share includes the impact of a ($0.7) million, or $(0.01) per common share, non-cash redemption value adjustment to our redeemable Special Non-Voting Preferred Stock (“SNVPS”) for the three months ended March 31, 2021, resulting in a cumulative (since issuance of the SNVPS) decrease of $2.6 million, or ($0.05) per common share to our book value (“SNVPS Cumulative Impact”) as of March 31, 2021. Upon redemption of the SNVPS, our book value will increase as a result of a one-time gain, thus substantially eliminating the SNVPS Cumulative Impact on our book value. See Note 10 — Equity, to our condensed consolidated financial statements included in this Form 10-Q for detailed discussion of the SNVPS.

During the second quarter of 2021, we expect to recognize a decrease of approximately $0.3 million to the redemption value of our SNVPS and a corresponding increase to our book value. The non-cash redemption value adjustment will increase our second quarter of 2021 Net Income Attributable to Common Stockholders (in accordance with GAAP) and will be deducted for Distributable Earnings.

Our Portfolio

We have established a $5,330.2 million portfolio of diversified investments, consisting primarily of performing senior loans as of March 31, 2021.

Our loan portfolio is 97.8% performing as of March 31, 2021. During the three months ended March 31, 2021, we collected 97.1% of interest payments due on our loan portfolio. As of March 31, 2021, the average risk rating of our loan portfolio was 3.1 (Average Risk), weighted by total loan exposure. As of March 31, 2021, 89% of our loans, based on total loan exposure, was risk-rated 3 or better. As of March 31, 2021, the average loan in our portfolio was $123.1 million and multifamily and office loans comprised 85% of our loan portfolio, while hospitality and retail loans comprised 6% of the portfolio.

Since our IPO, we have continued to execute on our primary investment strategy of originating floating-rate transitional senior loans and, as we continue to scale our loan portfolio, we expect that our originations will continue to be heavily weighted toward floating-rate loans. As of March 31, 2021, 99.9% of our loans by total loan exposure earned a floating rate of interest and approximately 69% and 50% of our portfolio was subject to a LIBOR floor of at least 1.00% and 1.65%, respectively, with a weighted average floor of 1.43%. We expect the majority of our future investment activity to focus on originating floating-rate senior loans that we finance with our repurchase and other financing facilities, with a secondary focus on originating floating-rate loans for which we syndicate a senior position and retain a subordinated interest for our portfolio. As of March 31, 2021, all of our investments were located in the United States.

The following charts illustrate the diversification and composition of our loan portfolio, based on type of investment, interest rate, underlying property type, geographic location, vintage and LTV as of March 31, 2021(A):

The charts above are based on total assets. Total assets reflect the principal amount of our commercial real estate loans.

(A)    Excludes CMBS B-Piece investments held through RECOP I, an equity method investment.
(B)    Excludes one real estate corporate loan to a multifamily operator with an outstanding principal amount of $37.7 million, representing 0.7% of KREF’s commercial real estate loans, as of March 31, 2021.
(C)    LTV is generally based on the initial loan amount divided by the as-is appraised value as of the date the loan was originated or by the current principal amount as of the date of the most recent as-is appraised value. Excludes a non-performing 5-rated loan, with an outstanding principal of $109.6 million as of March 31, 2021, that was placed on non-accrual status in October 2020; the loan is currently in restructuring discussions..

The following table details our quarterly loan activity (dollars in thousands):

	Three Months Ended
	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020
Loan originations	$534,500	$565,351	$—	$—
Loan fundings(A)	$575,826	$496,005	$50,577	$77,818
Loan repayments/syndications(B)	(244,348)	(534,581)	(274,311)	(54,419)
Net fundings	331,478	(38,576)	(223,734)	23,399
PIK interest	845	1,872	1,433	926
Total activity	$332,323	$(36,704)	$(222,301)	$24,325
(A)    Includes initial funding of new loans and additional fundings made under existing loans.
(B)    Includes $1.2 million of proceeds from syndication of vertical participation during the three months ended September 30, 2020, which did not qualify for sale accounting for GAAP purposes. Excludes $150.5 million and $79.9 million of proceeds from senior note syndications during the three months ended March 31, 2021 and December 31, 2020, respectively.

The following table details overall statistics for our loan portfolio as of March 31, 2021 (dollars in thousands):

		Total Loan Exposure(A)
	Balance Sheet Portfolio	Total Loan Portfolio	Floating Rate Loans	Fixed Rate Loans
Number of loans	43	43	42	1
Principal balance	$5,051,520	$5,294,443	$5,288,943	$5,500
Amortized cost	$5,026,920	$5,269,843	$5,268,993	$850
Unfunded loan commitments(B)	$454,245	$454,245	$454,245	$—
Weighted-average cash coupon(C)	4.8%	4.7%	L + 3.3%	11.0%
Weighted-average all-in yield(C)	5.1%	5.0%	L + 3.5%	11.0%
Weighted-average maximum maturity (years)(D)	3.2	3.3	3.3	4.3
LTV(E)	67%	68%	68%	71%

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
(C)     As of March 31, 2021, 100.0% of floating rate loans by principal balance are indexed to one-month USD LIBOR. In addition to cash coupon, all-in yield includes the amortization of deferred origination fees, loan origination costs and purchase discounts. Cash coupon and all-in yield for the total portfolio assume applicable floating benchmark rates as of March 31, 2021. L = the greater of one-month USD LIBOR; spot rate of 0.11%, and the applicable contractual LIBOR floor, included in portfolio-wide averages represented as fixed rates. Does not factor in prepayment fee income that might be earned upon prepayment.
(D)     Maximum maturity assumes all extension options are exercised by the borrower; however, our loans may be repaid prior to such date. As of March 31, 2021, based on total loan exposure, 45.2% of our loans were subject to yield maintenance or other prepayment restrictions and 54.8% were open to repayment by the borrower without penalty.
(E)     Loan-to-value ratio ("LTV") is generally based on the initial loan amount divided by the as-is appraised value as of the date the loan was originated or by the current principal amount as of the date of the most recent as-is appraised value. Weighted average LTV excludes (i) one real estate corporate loan to a multifamily operator with an outstanding principal of $37.7 million as of March 31, 2021 and (ii) a non-performing 5-rated loan, with an outstanding principal of $109.6 million as of March 31, 2021, that was placed on non-accrual status in October 2020; the loan is currently in restructuring discussions.

The table below sets forth additional information relating to our portfolio as of March 31, 2021 (dollars in millions):

	Investment(A)	Location	Property Type	Investment Date	Total Whole Loan	Committed Principal Amount	Current Principal Amount	Net Equity(B)	Coupon(C)(D)	Max Remaining Term (Years)(C)(E)	Loan Per SF / Unit / Key	LTV(C)(F)	Risk Rating
	Senior Loans(H)
1	Senior Loan	Chicago, IL	Multifamily	6/28/2019	$340.0	$340.0	$339.8	$78.9	L + 2.8	5.3	$ 424,752 / unit	75%	3
2	Senior Loan	Arlington, VA	Multifamily	6/28/2019	345.0	278.8	271.1	71.8	L + 2.6	3.3	$ 244,215 / unit	70	3
3	Senior Loan	Los Angeles, CA	Multifamily	2/19/2021	260.0	260.0	243.0	58.5	L + 3.6	4.9	$ 453,358 / unit	68	3
4	Senior Loan	Boston, MA	Office	5/24/2018	250.5	250.5	213.8	43.8	L + 3.2	2.8	$ 455 / SF	53	3
5	Senior Loan	New York, NY	Condo (Residential)	12/20/2018	234.5	234.5	202.1	45.3	L + 3.6	2.8	$ 1,262 / SF	71	4
6	Senior Loan	Various	Multifamily	5/31/2019	216.5	216.5	211.9	39.0	L + 3.5	3.2	$ 198,039 / unit	74	3
7	Senior Loan	Minneapolis, MN	Office	11/13/2017	194.4	194.4	194.4	37.5	L + 3.8	1.7	$ 179 / SF	63	2
8	Senior Loan	Boston, MA	Office	2/4/2021	375.0	187.5	187.5	37.3	L + 3.3	4.9	$ 506 / SF	71	3
9	Senior Loan	Chicago, IL	Multifamily	6/6/2019	186.0	186.0	179.5	39.6	L + 3.6	3.2	$ 364,837 / unit	72	3
10	Senior Loan	Denver, CO	Multifamily	8/13/2019	185.0	185.0	174.1	53.2	L + 2.8	3.4	$ 293,132 / unit	64	3
11	Senior Loan	Irvine, CA	Office	11/15/2019	183.3	183.3	165.5	49.4	L + 2.9	3.6	$ 260 / SF	66	3
12	Senior Loan	Philadelphia, PA	Office	4/11/2019	182.6	182.6	155.3	26.0	L + 2.6	3.1	$ 220 / SF	65	3
13	Senior Loan	Washington, D.C.	Office	12/20/2019	175.5	175.5	84.7	29.0	L + 3.4	3.8	$ 414 / SF	58	3
14	Senior Loan	Seattle, WA	Office	9/13/2018	172.0	172.0	172.0	33.8	L + 3.9	2.5	$ 502 / SF	62	3
15	Senior Loan	Chicago, IL	Office	7/15/2019	170.0	170.0	133.3	24.3	L + 3.3	3.4	$ 128 / SF	59	3
16	Senior Loan	Philadelphia, PA	Office	6/19/2018	165.0	165.0	165.0	37.4	L + 2.5	2.3	$ 169 / SF	71	3
17	Senior Loan	New York, NY	Multifamily	12/5/2018	163.0	163.0	148.0	23.5	L + 2.6	2.7	$ 556,391 / unit	67	3
18	Senior Loan	Oakland, CA	Office	10/23/2020	509.9	159.7	95.3	15.1	L + 4.3	4.6	$ 293 / SF	65	3
19	Senior Loan	Plano, TX	Office	2/6/2020	153.7	153.7	118.9	24.5	L + 2.7	3.9	$ 166 / SF	64	3
20	Senior Loan	Fort Lauderdale, FL	Hospitality	11/9/2018	140.0	140.0	130.0	25.5	L + 3.4	2.7	$ 375,723 / key	66	3
21	Senior Loan	Boston, MA	Multifamily	3/29/2019	138.0	138.0	137.0	22.5	L + 2.7	3.0	$ 351,282 / unit	63	3
22	Senior Loan	West Palm Beach, FL	Multifamily	11/7/2018	135.0	135.0	132.6	22.2	L + 2.9	2.6	$ 163,270 / unit	73	3
23	Senior Loan	Portland, OR	Retail	10/26/2015	109.6	109.6	109.6	89.6	L + 5.5	—	$ 101 / SF	n.a.	5
24	Senior Loan	San Diego, CA	Multifamily	2/3/2020	102.3	102.3	102.3	21.0	L + 3.3	3.9	$ 442,965 / unit	71	3
25	Senior Loan	New York, NY	Condo (Residential)	8/4/2017	99.2	99.2	99.2	66.3	L + 4.7	0.5	$ 1,712 / SF(I)	73	4
26	Senior Loan	Denver, CO	Industrial	12/11/2020	95.8	95.8	31.0	17.5	L + 3.8	4.8	$ 21 / SF	76	3
27	Senior Loan	State College, PA	Student Housing	10/15/2019	93.4	93.4	74.3	21.9	L + 2.7	3.6	$ 62,239 / bed	64	3
28	Senior Loan	Seattle, WA	Multifamily	9/7/2018	92.3	92.3	92.3	16.8	L + 2.6	2.4	$ 515,571 / unit	76	3
29	Senior Loan	Dallas, TX	Office	1/22/2021	87.0	87.0	87.0	21.0	L + 3.3	4.9	$ 288 / SF	65	3
30	Senior Loan	New York, NY	Multifamily	3/29/2018	86.0	86.0	86.0	14.6	L + 2.6	2.0	$ 462,366 / unit	48	3
31	Senior Loan	Seattle, WA	Office	3/20/2018	80.7	80.7	80.7	14.7	L + 3.6	2.0	$ 466 / SF	61	3
32	Senior Loan	Austin, TX	Multifamily	12/4/2020	80.0	80.0	78.5	17.1	L + 3.7	3.7	$ 201,305 / unit	77	3
33	Senior Loan	Brooklyn, NY	Hospitality	1/18/2019	77.3	77.3	77.3	17.1	L + 2.9	2.9	$ 394,218 / key	69	4
34	Senior Loan	Philadelphia, PA	Multifamily	10/30/2018	77.0	77.0	77.0	13.1	L + 2.7	2.6	$ 150,391 / unit	73	3
35	Senior Loan	Herndon, VA	Multifamily	12/23/2019	73.9	73.9	73.2	12.1	L + 2.5	3.8	$ 248,926 / unit	72	3

	Investment(A)	Location	Property Type	Investment Date	Total Whole Loan	Committed Principal Amount	Current Principal Amount	Net Equity(B)	Coupon(C)(D)	Max Remaining Term (Years)(C)(E)	Loan Per SF / Unit / Key	LTV(C)(F)	Risk Rating
36	Senior Loan	Arlington, VA	Multifamily	10/23/2020	141.8	70.9	69.5	13.9	L + 3.8	4.5	$ 386,306 / unit	73	3
37	Senior Loan	Queens, NY	Industrial	7/21/2017	70.1	70.1	66.9	16.7	L + 3.0	1.4	$ 111 / SF	77	4
38	Senior Loan	Washington, D.C.	Multifamily	12/4/2020	69.0	69.0	65.4	16.1	L + 3.5	4.7	$ 261,793 / unit	63	3
39	Senior Loan	Austin, TX	Multifamily	9/12/2019	67.5	67.5	67.5	12.5	L + 2.5	3.4	$ 191,218 / unit	75	3
40	Senior Loan	Denver, CO	Multifamily	10/14/2020	80.0	40.0	38.7	7.2	L + 3.6	3.6	$ 461,266 / unit	49	3
	Total/Weighted Average Senior Loans Unlevered				$6,457.5	$5,742.7	$5,231.3	$1,247.3	L + 3.2%	3.3		68%	3.1
	Non-Senior Loans
1	Mezzanine	Westbury, NY	Multifamily	1/27/2020	20.0	20.0	20.0	19.9	L + 9.0	3.3	$ 464,135 / unit	66	3
2	Mezzanine(J)	Various	Retail	6/19/2015	5.5	5.5	5.5	0.9	11.0%	4.3	$ 45 / SF	71	5
3	Corporate	n.a.	Multifamily	12/11/2020	94.2	37.7	37.7	36.9	L + 12.0	4.7	n/a	n.a.	3
	Total/Weighted Average Non-Senior Loans Unlevered				$119.7	$63.2	$63.2	$57.7	12.2%	4.3		67%	3.2
	CMBS B-Pieces
1	RECOP I(G)	Various	Various	2/13/2017	n.a.	40.0	35.7	35.7	4.7	8.2	n.a.	58	n.a.
	Total/Weighted Average CMBS B-Pieces Unlevered					$40.0	$35.7	$35.7	4.7%	8.2		58%

*    Numbers presented may not foot due to rounding.
(A)    Our total portfolio represents the current principal amount on senior, mezzanine and corporate loans and net equity in RECOP I, which holds CMBS B-Piece investments.
For Senior Loan 8, the total whole loan is $375.0 million, co-originated and co-funded by us and a KKR affiliate. Our interest was 50% of the loan or $187.5 million, of which $150.0 million in senior notes were syndicated to a third party. Post syndication, we retained a mezzanine loan with a commitment of $37.5 million, fully funded as of March 31, 2021, at an interest rate of L+7.9%.
For Senior Loan 9, the total whole loan is $186.0 million, of which a $81.6 million senior note was syndicated to a third party lender. Post syndication, we retained the mezzanine loan and a 45% interest in the senior loan with a total commitment of $104.4 million, of which $100.7 million was funded as of March 31, 2021, at a blended interest rate of L+4.7%.
For Senior Loan 18, the total whole loan is $509.9 million, co-originated and co-funded by us and a KKR affiliate. Our interest was 31% of the loan or $159.7 million, of which $134.7 million in senior notes were syndicated to third party lenders. Post syndication, we retained a mezzanine loan with a commitment of $25.0 million, of which $14.9 million was funded as of March 31, 2021, at an interest rate of L+12.9%.
(B)    Net equity reflects (i) the amortized cost basis of our loans, net of borrowings; and (ii) the cost basis of our investment in RECOP I.
(C)    Weighted average is weighted by current principal amount for our senior, mezzanine and corporate loans and by net equity for our RECOP I CMBS B-Pieces.
(D)    L = the greater of one-month USD LIBOR; spot rate of 0.11%, and the applicable contractual LIBOR floor, included in portfolio-wide averages represented as fixed rates.
(E)    Max remaining term (years) assumes all extension options are exercised, if applicable.
(F)    For senior loans, LTV is based on the initial loan amount divided by the as-is appraised value as of the date the loan was originated or by the current principal amount as of the date of the most recent as-is appraised value; for Senior Loan 3, LTV is based on the initial loan amount divided by the appraised bulk sale value assuming a condo-conversion and no renovation; for Senior Loan 24, LTV is based on the current principal amount divided by the adjusted appraised gross sellout value net of sales cost; for mezzanine loans, LTV is based on the current balance of the whole loan dividend by the as-is appraised value as of the date the loan was originated; for RECOP I CMBS B-Pieces, LTV is based on the weighted average LTV of the underlying loan pool at issuance. Weighted Average LTV does not include one fully funded corporate loan to a multifamily operator with an outstanding principal amount of $37.7 million.
Senior Loan, 23 is a non-performing 5-rated loan that was placed on non-accrual status in October 2020. The loan is currently in restructuring discussions.
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
(I)    For Senior Loan 25, Loan per SF of $1,712 is based on the allocated loan amount of the residential units. Excluding the value of the retail and parking components of the collateral, the Loan per SF is $2,036 based on allocating the full amount of the loan to only the residential units.
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

We may enter into loan modifications that include, among other changes, incremental capital contributions or partial repayments from certain borrowers, repurposing of reserves, and a temporary partial deferral for a portion of the coupon as payment-in-kind interest (“PIK Interest”) due, which is capitalized, compounded, and added to the outstanding principal balance of the respective loans. As of March 31, 2021, total PIK Interest relating to loan modifications was $2.9 million.

During the three months ended March 31, 2021, we modified one hotel loan with an outstanding principal balance and amortized cost of $130.0 million and $129.8 million, respectively, as of March 31, 2021. The loan modification included a principal paydown of $10.0 million, full payment of outstanding PIK interest of $1.6 million, and amended extension hurdles, with no change to the overall coupon. As a result of the improved performance of the underlying property, coupled with the paydown in connection with the modification, we upgraded the risk rating of this loan from a 4 rating to a 3.

During the fourth quarter of 2020, we modified one senior retail loan with a principal balance and an amortized cost of $109.6 million, respectively, to extend the maturity date through March 2021 with an option to extend to April 2021. The loan modification included a deferral of interest due and a Deed in Lieu of Foreclosure, which allows us to obtain title of the underlying property in the event of default, as defined. As of March 31, 2021, the loan had a risk rating of 5, and was placed on non-accrual status in October 2020. We had no remaining unfunded commitment as of March 31, 2021. While we did not forgive or charge-off any amounts due under this loan, this modification is considered a TDR under GAAP. There were no other material modifications during the three months ended March 31, 2021.

As of March 31, 2021, the average risk rating of our loan portfolio was 3.1 (Average Risk), weighted by total loan exposure, as compared to 3.1 (Average Risk) as of December 31, 2020.

March 31, 2021					December 31, 2020
Risk Rating	Number of Loans	Net Book Value	Total Loan Exposure(A)(B)	Total Loan Exposure %	Risk Rating	Number of Loans	Net Book Value	Total Loan Exposure(A)(B)	Total Loan Exposure %
1	—	$—	$—	—%	1	—	$—	$—	—%
2	1	193,791	194,400	3.7	2	2	321,686	323,026	6.5
3	36	4,267,263	4,539,577	85.7	3	32	3,715,132	3,836,983	77.3
4	4	437,272	445,395	8.4	4	6	675,727	687,040	13.9
5	2	70,121	115,071	2.2	5	2	72,188	115,071	2.3
	43	$4,968,447	$5,294,443	100.0%		42	$4,784,733	$4,962,120	100.0%
(A)    Excludes $66.2 million of vertical loan syndication as of March 31, 2021 and December 31, 2020.
(B)    In certain instances, we finance our loans through the non-recourse sale of a senior interest that is not included in our condensed consolidated financial statements. Total loan exposure includes the entire loan we originated and financed, including $309.2 million and $158.7 million of such non-consolidated senior interests as of March 31, 2021 and December 31, 2020, respectively.

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

Our Non-Mark-to-Market Financing Sources, which accounted for 76% of our total secured financing (excluding our corporate revolver) as of March 31, 2021, are not subject to credit or capital markets mark-to-market provisions. The remaining 24% of our secured borrowings, which is primarily comprised of three master repurchase agreements, are only subject to credit marks.

We continue to expand and diversify our financing sources, especially those sources that provide non-mark-to-market financing, reducing our exposure to market volatility.

The following table summarizes our portfolio financing (dollars in thousands):

		Portfolio Financing Outstanding Principal Balance(A)
	Non-/Mark-to-Market	March 31, 2021	December 31, 2020
Master repurchase agreements	Mark-to-Credit	$1,017,633	$673,120
Term loan financing	Non-Mark-to-Market	903,457	948,204
Term lending agreement	Non-Mark-to-Market	900,000	900,000
Collateralized loan obligations	Non-Mark-to-Market	807,000	810,000
Secured term loan	Non-Mark-to-Market	299,250	300,000
Asset specific financing	Non-Mark-to-Market	60,000	60,000
Warehouse Facility	Non-Mark-to-Market	—	—
Non-consolidated senior interests	Non-Mark-to-Market	309,171	158,672
Total portfolio financing		$4,296,511	$3,849,996
(A)    Excludes $66.2 million of vertical loan participations sold as of March 31, 2021 and December 31, 2020. Such participations did not qualify for sale accounting under GAAP and therefore were consolidated in our Condensed Consolidated Balance Sheets as of March 31, 2021 and December 31, 2020.

Financing Agreements

The following table details our financing agreements (dollars in thousands):

	March 31, 2021
	Maximum	Collateral	Borrowings
	Facility Size(A)	Assets(B)	Potential(C)	Outstanding	Available
Master Repurchase Agreements
Wells Fargo	$1,000,000	$804,171	$528,553	$519,859	$8,694
Morgan Stanley	600,000	587,563	439,123	421,012	18,111
Goldman Sachs	240,000	157,572	76,762	76,762	—
Term Loan Facility	1,000,000	1,105,468	903,457	903,457	—
Term Lending Agreement
KREF Lending V	900,000	1,130,804	900,000	900,000	—
Warehouse Facility
HSBC	500,000	—	—	—	—
Asset Specific Financing
BMO Facility	300,000	76,000	60,000	60,000	—
Revolver	335,000	—	335,000	—	335,000
	$4,875,000	$3,861,578	$3,242,895	$2,881,090	$361,805
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

Each of our existing master repurchase facilities includes "credit mark-to-market" features. "Credit mark-to-market" provisions in repurchase facilities are designed to keep the lenders' credit exposure generally constant as a percentage of the underlying collateral value of the assets pledged as security to them. If the credit underlying collateral value decreases, the gross amount of leverage available to us will be reduced as our assets are marked-to-market, which would reduce our liquidity. The lender under the applicable repurchase facility sets the valuation and any revaluation of the collateral assets in its sole, good faith discretion. As a contractual matter, the lender has the right to reset the value of the assets at any time based on then-current market conditions, but the market convention is to reassess valuations on a monthly, quarterly and annual basis using the financial information delivered pursuant to the facility documentation regarding the real property, borrower and guarantor under such underlying loans. Generally, if the lender determines (subject to certain conditions) that the market value of the collateral in a repurchase transaction has decreased by more than a defined minimum amount, the lender may require us to provide additional collateral or lead to margin calls that may require us to repay all or a portion of the funds advanced. We closely monitor our liquidity and intend to maintain sufficient liquidity on our balance sheet in order to meet any margin calls in the event of any significant decreases in asset values. As of March 31, 2021 and December 31, 2020, the weighted average haircut under our repurchase agreements was 34.3% and 36.7%, respectively (or 31.8% and 34.8%, respectively, if we had borrowed the maximum amount approved by its repurchase agreement counterparties as of such dates). In addition, our existing master repurchase facilities are not entirely term-matched financings and may mature before our CRE debt investments that represent underlying collateral to those financings. As we negotiate renewals and extensions of these liabilities, we may experience lower advance rates and higher pricing under the renewed or extended agreements.

Term Loan Financing

In connection with our efforts to diversify our financing sources, further expand our non-mark-to-market borrowing base and reduce our exposure to market volatility, we entered into a term loan financing agreement in April 2018 with third party lenders for an initial borrowing capacity of $200.0 million that was increased to $1.0 billion in October 2018 (“Term Loan Facility”). The facility provides us with asset-based financing on a non-mark-to-market basis with matched term up to five years and is non-recourse to us. Borrowings under the facility are collateralized by senior loans, held-for-investment, and bear interest equal to one-month LIBOR plus a margin. As of March 31, 2021, the weighted average margin on the facility was 1.6%.
The following table summarizes our borrowings under the Term Loan Facility (dollars in thousands):

	March 31, 2021
Term Loan Facility	Count	Outstanding Principal	Amortized Cost	Carrying Value	Wtd. Avg. Yield/Cost(A)	Guarantee(B)	Wtd. Avg. Term(C)
Collateral assets	12	$1,105,468	$1,102,236	$1,100,201	L + 3.2%	n.a.	March 2024
Financing provided	n.a.	903,457	903,389	903,389	L + 1.7%	n.a.	March 2024
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

Term Lending Agreement

In June 2019, we entered into a Master Repurchase and Securities Contract Agreement (the "Term Lending Agreement") with Morgan Stanley Mortgage Capital Holdings LLC ("Administrative Agent"), as administrative agent on behalf of Morgan Stanley Bank, N.A. ("Initial Buyer"), which provides for current and future financings of up to $900.0 million on a non-mark-to-market basis. In March 2021, the current stated maturity was extended to June 2022, subject to additional four one-year extension options, which may be exercised by us upon the satisfaction of certain customary conditions and thresholds. The Initial Buyer subsequently syndicated a portion of the facility to multiple financial institutions. As of March 31, 2021, the Initial Buyer held 22.2% of the total commitment under the facility. Borrowings under the Term Lending Agreement are collateralized by certain loans, held for investment, and bear interest equal to one-month LIBOR, plus a 1.9% margin. Total outstanding borrowings under the Term Lending Agreement as of March 31, 2021 totaled $900.0 million.

Warehouse Facility

In March 2020, we entered into a $500.0 million Loan and Security Agreement with HSBC Bank USA, National Association (“HSBC Facility”). The facility, which matures in March 2023, provides warehouse financing on a non-mark-to-market basis with partial recourse to us. Borrowings under the facility are collateralized by certain loans, held for investment, and bear interest equal to one-month LIBOR, plus a margin. As of March 31, 2021, there was no balance outstanding on this facility.

Asset Specific Financing

In August 2018, we entered into a $200.0 million loan financing facility with BMO Harris Bank (the "BMO Facility”). In May 2019, we increased the borrowing capacity to $300.0 million. The facility provides asset-based financing on a non-mark-to-market basis with matched-term up to five years with partial recourse to us. As of March 31, 2021, there was $60.0 million outstanding on this facility.

Revolving Credit Agreement

We have a $335.0 million corporate revolving credit facility (“Revolver”) administered by Morgan Stanley Senior Funding, Inc. We may use our Revolver as a source of financing, which is designed to provide short-term liquidity to purchase or de-lever loans, pay operating expenses and borrow amounts for general corporate purposes. Borrowings under the Revolver bear interest at a per annum rate equal to the sum of (i) a floating rate index and (ii) a fixed margin. Our Revolver is secured by corporate level guarantees and does not include asset-based collateral. As of March 31, 2021, there was no balance outstanding on this facility.

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

The following table outlines KREF 2018-FL1 collateral assets and respective borrowing (dollars in thousands):

	March 31, 2021
Collateralized Loan Obligation	Count	Outstanding Principal	Amortized Cost	Carrying Value	Wtd. Avg. Yield/Cost	Wtd. Avg. Term(B)
Collateral assets(A)	20	$997,000	$997,000	$995,170	L + 3.0%	April 2024
Financing provided	1	807,000	807,000	807,000	L + 1.4%	June 2036
(A)Collateral loan assets represent 18.9% of the principal of our commercial real estate loans as of March 31, 2021. As of March 31, 2021, 100% of our loans financed through the CLO are floating rate loans.
(B)Loan term represents weighted-average final maturity, assuming extension options are exercised by the borrower. Repayments of CLO notes are dependent on timing of related collateral loan asset repayments post reinvestment period. The term of the CLO notes represents the rated final distribution date.

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

The following table details our loan participations sold (dollars in thousands):

	March 31, 2021
Loan Participations Sold	Count	Principal Balance	Amortized Cost	Carrying Value	Yield/Cost(A)	Guarantee	Term
Total loan	1	$337,327	$336,492	$335,798	L + 2.6%	n.a.	July 2024
Vertical loan participation(B)	1	66,248	66,237	66,237	L + 2.6%	n.a.	July 2024
(A)     Our floating rate loans and related liabilities were indexed to one-month LIBOR. Our net interest rate exposure is in direct proportion to our net assets.
(B)    During the three months ended March 31, 2021, we recorded $0.7 million of interest income and $0.7 million of interest expense, respectively, related to the vertical loan participations sold.

Non-Consolidated Senior Interests

In certain instances, we finance our loans through the non-recourse sale of a senior loan interest that is not included in our condensed consolidated financial statements. These non-consolidated senior interests provide structural leverage on a non-mark-to-market, matched-term basis for our net investments, which are typically reflected in the form of mezzanine loans or other subordinate interests on our balance sheets and in our statements of income.

The following table details the subordinate interests retained on our balance sheet and the related non-consolidated senior interests (dollars in thousands):

	March 31, 2021
Non-Consolidated Senior Interests	Count	Principal Balance	Carrying Value	Wtd. Avg. Yield/Cost	Guarantee	Wtd. Avg. Term
Total loan	3	$462,312	n.a.	L + 3.6%	n.a.	May 2025
Senior participation	3	309,171	n.a.	L + 2.3%	n.a.	August 2025
Interests retained		153,141		L + 6.3%		December 2024

Secured Term Loan

In September 2020, we entered into a $300.0 million secured term loan at a price of 97.5%, which bears interest at a per annum rate equal to LIBOR plus a 4.75% margin, subject to a 1.0% LIBOR floor, payable quarterly beginning in December 2020. The secured term loan is partially amortizing, with an amount equal to 1.0% per annum of the principal balance due in quarterly installments starting March 31, 2021. As of March 31, 2021, outstanding borrowing under the secured term loan was $299.3 million.

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

Borrowing Activities

The following tables provide additional information regarding our borrowings (dollars in thousands):

		Three Months Ended March 31, 2021
	Outstanding Principal as of March 31, 2021	Average Daily Amount Outstanding(A)	Maximum Amount Outstanding	Weighted Average Daily Interest Rate
Wells Fargo	$519,859	$492,395	$614,878	1.6%
Morgan Stanley	421,012	350,519	421,012	2.1
Goldman Sachs	76,762	76,762	76,762	2.9
Term Loan Facility	903,457	942,484	948,204	1.7
KREF Lending V	900,000	900,000	900,000	2.0
Warehouse Facility	—	—	—	—
BMO Facility	60,000	60,000	60,000	1.8
Revolver	—	20,611	265,000	2.1
Total/Weighted Average	$2,881,090			1.9%
(A)     Represents the average for the period the facility was outstanding.

	Average Daily Amount Outstanding(A)
	Three Months Ended
	March 31, 2021	December 31, 2020
Wells Fargo	$492,395	$419,468
Morgan Stanley	350,519	227,199
Goldman Sachs	76,762	77,077
Term Loan Facility	942,484	958,842
KREF Lending V	900,000	900,000
Warehouse Facility	—	—
BMO Facility	60,000	60,000
Revolver	20,611	—
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

As of March 31, 2021, we were in compliance with the covenants of our financing facilities.

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

Results of Operations

Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020

The following table summarizes the changes in our results of operations for the three months ended March 31, 2021 and 2020 (dollars in thousands, except per share data):

	Three Months Ended		Increase (Decrease)
	March 31, 2021	March 31, 2020	Dollars	Percentage
Net Interest Income
Interest income	$64,766	$71,079	$(6,313)	(8.9)%
Interest expense	27,383	39,082	(11,699)	(29.9)
Total net interest income	37,383	31,997	5,386	16.8
Other Income
Income (loss) from equity method investments	1,090	(1,901)	2,991	157.3
Other income	66	360	(294)	(81.7)
Total other income (loss)	1,156	(1,541)	2,697	175.0

Operating Expenses
General and administrative	3,505	3,767	(262)	(7.0)
Provision for (reversal of) credit losses, net	(1,588)	55,274	(56,862)	(102.9)
Management fees to affiliate	4,290	4,299	(9)	(0.2)
Incentive compensation to affiliate	2,192	1,606	586	36.5
Total operating expenses	8,399	64,946	(56,547)	(87.1)
Income (Loss) Before Income Taxes, Preferred Dividends and Redemption Value Adjustment	30,140	(34,490)	64,630	187.4
Income tax expense (benefit)	48	82	(34)	(41.5)
Net Income (Loss)	30,092	(34,572)	64,664	187.0
Preferred stock dividends and redemption value adjustment	908	592	316	53.4
Net Income (Loss) Attributable to Common Stockholders	$29,184	$(35,164)	$64,348	183.0%

Net Income (Loss) Per Share of Common Stock
Basic	$0.52	$(0.61)	$1.13	185.2%
Diluted	$0.52	$(0.61)	$1.13	185.2%
Weighted Average Number of Shares of Common Stock Outstanding
Basic	55,619,428	57,346,726	(1,727,298)	(3.0)%
Diluted	55,731,061	57,346,726	(1,615,665)	(2.8)%

Dividends Declared per Share of Common Stock	$0.43	$0.43	$—	—%

Net Interest Income

Net interest income increased by $5.4 million, or 16.8%, during the three months ended March 31, 2021, compared to the three months ended March 31, 2020. This increase was primarily due to a $11.7 million, or 29.9%, decrease in interest expense resulting from a decrease in LIBOR, despite a $95.7 million increase in the weighted-average principal balance of our financing facilities. Our interest income decreased by $6.3 million, or 8.9%, due to the decreased LIBOR, partially offset by the benefits from in-the-money LIBOR floors in our loans. As of March 31, 2021, 69% of our loan portfolio was subject to a LIBOR floor of at least 1.00%, with a weighted average floor of 1.43%; by contrast, only 14% of total outstanding financing (inclusive of the secured term loan) is subject to a LIBOR floor greater than 0.0%.

In addition, we recognized $4.8 million of deferred loan fees and origination discounts accreted into interest income during the three months ended March 31, 2021, as compared to $4.5 million during the three months ended March 31, 2020. We recorded $3.7 million of deferred financing costs amortization into interest expense during the three months ended March 31, 2021, as compared to $5.4 million during the three months ended March 31, 2020.

Other Income

Total other income increased by $2.7 million primarily due to an immaterial unrealized mark-to-market gain from our RECOP I equity method investment during the three months ended March 31, 2021, as compared to a $3.0 million unrealized loss during the three months ended March 31, 2020.

Operating Expenses

Total operating expenses decreased by $56.5 million, or 87.1%, during the three months ended March 31, 2021, as compared to the three months ended March 31, 2020. This decrease was primarily due to a $56.9 million decrease in provision for credit losses, partially offset by a (i) $0.6 million increase in Manager incentive compensation and (ii) a $0.4 million increase in non-cash stock-based compensation expense. In addition, we accrued for $0.5 million of dead deal costs related to deals canceled as a result of the COVID-19 impact during the three months ended March 31, 2020, which did not recur during the three months ended March 31, 2021.

The $1.6 million in reversal of credit losses during the three months ended March 31, 2021 was primarily attributable to a slightly more stable macro-economic outlook based on improved observed economic data. By contrast, the $55.3 million in provision for credit loss during the three months ended March 31, 2020 was primarily due to the significant adverse change in the economic outlook resulting from the outbreak of COVID-19 pandemic and incremental reserves for our 4- and 5-risk rated loans.

Three Months Ended March 31, 2021 Compared to Three Months Ended December 31, 2020

Beginning with this Quarterly Report on Form 10-Q, and for all subsequent reporting periods, we have elected to present results of operations by comparing to the immediately preceding period. Given the dynamic nature of our business and the sensitivity to the real estate and capital markets, we believe providing analysis of results of operations by comparing to the immediately preceding period is more meaningful to our stockholders in assessing the overall performance of our current business.

The following table summarizes the changes in our results of operations for the three months ended March 31, 2021 and December 31, 2020 (dollars in thousands, except per share data):

	Three Months Ended		Increase (Decrease)
	March 31, 2021	December 31, 2020	Dollars	Percentage
Net Interest Income
Interest income	$64,766	$63,201	$1,565	2.5%
Interest expense	27,383	28,835	(1,452)	(5.0)
Total net interest income	37,383	34,366	3,017	8.8
Other Income
Income (loss) from equity method investments	1,090	1,168	(78)	(6.7)
Other income	66	86	(20)	(23.3)
Total other income (loss)	1,156	1,254	(98)	(7.8)

Operating Expenses
General and administrative	3,505	2,862	643	22.5
Provision for (reversal of) credit losses, net	(1,588)	(3,438)	1,850	53.8
Management fees to affiliate	4,290	4,252	38	0.9
Incentive compensation to affiliate	2,192	2,929	(737)	(25.2)
Total operating expenses	8,399	6,605	1,794	27.2
Income (Loss) Before Income Taxes, Preferred Dividends and Redemption Value Adjustment	30,140	29,015	1,125	3.9
Income tax expense (benefit)	48	157	(109)	(69.4)
Net Income (Loss)	30,092	28,858	1,234	4.3
Preferred stock dividends and redemption value adjustment	908	82	826	1,007.3
Net Income (Loss) Attributable to Common Stockholders	$29,184	$28,776	$408	1.4%

Net Income (Loss) Per Share of Common Stock
Basic	$0.52	$0.52	$—	—%
Diluted	$0.52	$0.52	$—	—%
Weighted Average Number of Shares of Common Stock Outstanding
Basic	55,619,428	55,619,428	—	—%
Diluted	55,731,061	55,669,230	61,831	0.1%

Dividends Declared per Share of Common Stock	$0.43	$0.43	$—	—%

Net Interest Income

Net interest income increased by $3.0 million during the three months ended March 31, 2021, compared to the three months ended December 31, 2020, resulting from a $1.6 million increase in our interest income and a $1.5 million decrease in our interest expense.

Our interest income increased primarily as the weighted-average principal balance of our loan portfolio increased by $320.9 million for the three months ended March 31, 2021, compared to the three months ended December 31, 2020, as a result of continuing capital deployment. The increase was partially offset by a $0.8 million decrease in accelerated deferred loan fees, origination discounts and exit fees resulting from loan repayments during the three months ended March 31, 2021.

The decrease in interest expense was primarily due to fully amortized CLO deferred financing costs as of December 31, 2020 ($1.8 million quarterly amortization). The decrease was partially offset by incremental interest expense from additional borrowings on our financing facilities to finance loan originations. The weighted-principal balance of our borrowings increased by $198.8 million for the three months ended March 31, 2021, compared to the three months ended December 31, 2020.

In addition, we continued to benefit from in-the-money LIBOR floors in our loans during the three months ended March 31, 2021. As noted above, as of March 31, 2021, 69% of our loan portfolio was subject to a LIBOR floor of at least 1.00%, with a weighted average floor of 1.43%; by contrast, only 14% of total outstanding financing (inclusive of the secured term loan) is subject to a LIBOR floor greater than 0.0%.

Operating Expenses

Total operating expenses increased by $1.8 million during the three months ended March 31, 2021, as compared to the three months ended December 31, 2020. This increase was primarily due to a $1.9 million decrease in the benefit from reversal of credit loss provision and a $0.7 million increase in non-cash stock-based compensation expense, partially offset by a $0.7 million decrease in Manager incentive compensation, for the three months ended March 31, 2021.

The following table provides additional information regarding total operating expenses (dollars in thousands):

	Three Months Ended
	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020
Professional services	$567	$348	$362	$566	$764
Operating and other costs	946	1,209	1,811	2,106	1,396
Stock-based compensation	1,992	1,305	1,390	1,374	1,607
Total general and administrative expenses	3,505	2,862	3,563	4,046	3,767
Provision for (reversal of) credit losses, net	(1,588)	(3,438)	(126)	(1,366)	55,274
Management fees to affiliate	4,290	4,252	4,223	4,218	4,299
Incentive compensation to affiliate	2,192	2,929	990	1,249	1,606
Total operating expenses	$8,399	$6,605	$8,650	$8,147	$64,946

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

Although there are effective vaccines for COVID-19 that have been approved for use, we are unable to predict how widely utilized the vaccines will be, whether they will be effective in preventing the spread of COVID-19 (including its variant strains), and when or if normal economic activity and business operations will resume. Accordingly, given the ongoing nature of the outbreak, at this time we cannot reasonably estimate the magnitude of the ultimate impact that COVID-19 will have on our business, financial performance and operating results. We believe COVID-19’s adverse impact on our business, financial performance and operating results will in part be significantly driven by a number of factors that we are unable to predict or control, including, for example: the severity and duration of the pandemic; the pandemic’s impact on the U.S. and global economies, including concerns regarding additional surges of the pandemic or the expansion of the economic impact thereof as a result of certain jurisdictions “re-opening” or otherwise lifting certain restrictions prematurely; the availability of U.S. federal, state, local or non-U.S. funding programs aimed at supporting the economy during the COVID 19 pandemic, including uncertainties regarding the potential implementation of new or extended programs; the timing, scope and effectiveness of additional governmental responses to the pandemic; the timing and speed of economic recovery, including the availability of a treatment or vaccination for COVID-19; and the negative impact on our financing sources, vendors and other business partners that may indirectly adversely affect us. The prolonged duration and impact of the COVID-19 pandemic could materially disrupt our business operations and negatively impact our business, financial performance and operating results for the year ending December 31, 2021 and potentially longer.

Liquidity and Capital Resources

Overview

We have capitalized our business to date primarily through the issuance and sale of our common stock, borrowings from Non-Mark-to-Market Financing Sources(1), borrowings from three master repurchase agreements, the issuance and sale of convertible notes and our secured term loan. We further expanded our capitalization sources in April of 2021 by issuing 6,900,000 shares of 6.5% Series A Cumulative Redeemable Preferred Stock (the “Series A Preferred Stock”) resulting in net proceeds (after underwriting discount and commission but before operating expenses) of $167.1 million.

Our Non-Mark-to-Market Financing Sources, which accounted for 76% of our total secured financing (excluding our corporate Revolver) as of March 31, 2021, are not subject to credit or capital markets mark-to-market provisions. The remaining 24% of our secured borrowings, which are comprised of three master repurchase agreements, are only subject to credit marks. We have not received any margin calls on our master repurchase agreements to date, nor do we expect any at this time.

Our primary sources of liquidity include $209.3 million of cash on our consolidated balance sheet, $335.0 million of available capacity on our corporate revolver, $26.8 million of available borrowings under our financing arrangements based on existing collateral, and net proceeds from secured term loan and cash flows from operations. Our corporate revolver and secured term loan are secured by corporate level guarantees and do not include asset-based collateral. We may seek additional sources of liquidity from syndicated financing, other borrowings (including borrowings not related to a specific investment) and future offerings of equity and debt securities.

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

Debt-to-Equity Ratio and Total Leverage Ratio

The following table presents our debt-to-equity ratio and total leverage ratio:

	March 31, 2021	December 31, 2020
Debt-to-equity ratio(A)	2.1x	1.9x
Total leverage ratio(B)	3.7x	3.6x

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

Sources of Liquidity

Our primary sources of liquidity include cash and cash equivalents and available borrowings under our secured financing agreements, inclusive of our Revolver. Amounts available under these sources as of the date presented are summarized in the following table (dollars in thousands):

	March 31, 2021	December 31, 2020
Cash and cash equivalents	$209,347	$110,832
Available borrowings under revolving credit agreements	335,000	335,000
Available borrowings under master repurchase agreements	26,805	19,319
Available borrowings under asset specific financing	—	800
Loan principal payments receivable	—	15,850
	$571,152	$481,801

In addition to our primary sources of liquidity, we have access to further liquidity through our ATM program and public offerings of debt and equity securities. As noted above, in April of 2021, we issued 6,900,000 shares of Series A Preferred Stock and received $167.1 million in net proceeds.

Our existing loan portfolio also provides us with liquidity as loans are repaid or sold, in whole or in part, and the proceeds from repayment become available for us to invest.

Cash Flows

The following table sets forth changes in cash and cash equivalents for the three months ended March 31, 2021 and 2020 (dollars in thousands):

	Three Months Ended March 31,
	2021	2020
Cash Flows From Operating Activities	$30,268	$27,376
Cash Flows From Investing Activities	(201,230)	(154,593)
Cash Flows From Financing Activities	269,477	429,465
Net Increase in Cash, Cash Equivalents, and Restricted Cash	$98,515	$302,248

Cash Flows from Operating Activities

Our cash flows from operating activities were primarily driven by our net interest income, which is driven by the income generated by our investments less financing costs. The following table sets forth interest received by, and paid for, our investments for the three months ended March 31, 2021 and 2020 (dollars in thousands):

	Three Months Ended March 31,
	2021	2020
Interest Received:
Commercial real estate loans	$57,071	$62,142
	57,071	62,142
Interest Paid:
Interest expense	20,561	33,376
Net interest collections	$36,510	$28,766

Our net interest collections were partially offset by cash used to pay management and incentive fees, as follows (dollars in thousands):

	Three Months Ended March 31,
	2021	2020
Management Fees to affiliate	$4,252	$4,280
Incentive Fees to affiliate	$2,192	$1,606
Net decrease in cash and cash equivalents	$6,444	$5,886

Cash Flows from Investing Activities

Our cash flows from investing activities consisted of cash outflows to fund new loan originations and our commitments under existing loan investments, partially offset by cash inflows from the sale/syndication and principal repayments on our loan investments. During the three months ended March 31, 2021, we funded $571.8 million of CRE loans and received $370.6 million from the repayments and sales/syndications of CRE loans.

During the three months ended March 31, 2020, we funded $334.1 million of CRE loans and received $179.6 million from the sale/syndication and repayments of CRE loans.

Cash Flows from Financing Activities

Our cash flows from financing activities were primarily driven by proceeds from borrowings under our financing agreements of $718.1 million during the three months ended March 31, 2021, which were offset by (i) repayments of $422.1 million on borrowings under our financing agreements and (ii) the payment of $24.3 million in dividends.

During the three months ended March 31, 2020, our cash flows from financing activities were primarily driven by proceeds from borrowings under our financing agreements of $806.0 million, which were partially offset by (i) principal repayments of $324.8 million on borrowings under our financing agreements, (ii) the payment of $25.0 million in dividends, and (iii) the payment of $23.3 million for our share repurchases.

Contractual Obligations and Commitments

The following table presents our contractual obligations and commitments (including interest payments) as of March 31, 2021 (dollars in thousands):

	Total	Less than 1 year	1 to 3 years	3 to 5 years	Thereafter
Recourse Obligations:
Master Repurchase Facilities(A)
Wells Fargo	$525,469	$525,469	$—	$—	$—
Morgan Stanley	427,219	427,219	—	—	—
Goldman Sachs	78,099	78,099	—	—	—
Term Lending Agreement(A)
KREF Lending V	922,618	18,305	904,313	—	—
Warehouse Facility
HSBC	—	—	—	—	—
Asset Specific Financing
BMO Facility(A)	60,941	60,941	—	—	—
Total secured financing agreements	2,014,346	1,110,033	904,313	—	—
Convertible Notes	162,705	8,927	153,778	—	—
Secured Term Loan	407,874	20,380	40,283	39,537	307,674
Future funding obligations(B)	454,245	266,126	182,484	5,635	—
RECOP I commitment(C)	4,324	4,324	—	—	—
Revolver(D)	—	—	—	—	—
Total recourse obligations	3,043,494	1,409,790	1,280,858	45,172	307,674
Non-Recourse Obligations:
Collateralized Loan Obligations	867,141	12,022	24,043	24,076	807,000
Term Loan Financing	921,770	510,413	411,357	—	—
Total	$4,832,405	$1,932,225	$1,716,258	$69,248	$1,114,674

(A)    The allocation of repurchase facilities and Term Lending Agreement is based on the current maturity date of each individual borrowing under these facilities. The amounts include the related future interest payment obligations, which are estimated by assuming the amounts outstanding under these facilities and the interest rates in effect as of March 31, 2021 will remain constant into the future. This is only an estimate, as actual amounts borrowed and rates may vary over time. Amounts borrowed are subject to a maximum 25.0% recourse limit.
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
(D)    Any amounts borrowed are full recourse to certain subsidiaries of KREF. Includes principal and assumes interest outstanding over a one-year period. Amounts are estimated based on the amount outstanding under the Revolver and the interest rate in effect as of March 31, 2021. This is only an estimate as actual amounts borrowed, the timing of repayments and interest rates may vary over time. The Revolver matures in December 2023.

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

Although there are effective vaccines for COVID-19 that have been approved for use, we are unable to predict how widely utilized the vaccines will be, whether they will be effective in preventing the spread of COVID-19 (including its variant strains), and when or if normal economic activity and business operations will resume. Accordingly, given the ongoing nature of the outbreak, at this time we cannot reasonably estimate the magnitude of the ultimate impact that COVID-19 will have on our business, financial performance and operating results. We believe COVID-19’s adverse impact on our business, financial performance and operating results will in part be significantly driven by a number of factors that we are unable to predict or control, including, for example: the severity and duration of the pandemic; the pandemic’s impact on the U.S. and global economies, including concerns regarding additional surges of the pandemic or the expansion of the economic impact thereof as a result of certain jurisdictions “re-opening” or otherwise lifting certain restrictions prematurely; the availability of U.S. federal, state, local or non-U.S. funding programs aimed at supporting the economy during the COVID 19 pandemic, including uncertainties regarding the potential implementation of new or extended programs; the timing, scope and effectiveness of additional governmental responses to the pandemic; the timing and speed of economic recovery, including the availability of a treatment or vaccination for COVID-19; and the negative impact on our financing sources, vendors and other business partners that may indirectly adversely affect us. The prolonged duration and impact of the COVID-19 pandemic could materially disrupt our business operations and impact our financial performance.

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

Subsequent Events

Our subsequent events are detailed in Note 16 to our condensed consolidated financial statements.

Critical Accounting Policies and Use of Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these condensed consolidated financial statements requires our Manager to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Actual results could differ from these estimates. There have been no material changes to our Critical Accounting Policies and Use of Estimates described in our Annual Report on Form 10-K.

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

We estimate our CECL allowance for our loan portfolio, including unfunded loan commitments, at the individual loan level. Significant inputs to our forecasting methods include (i) key loan-specific inputs such as loan-to-value ("LTV"), vintage year, loan-term, underlying property type, geographic location, and expected timing and amount of future loan fundings, (ii) performance against the underwritten business plan and our internal loan risk rating and (iii) a macro-economic forecast. In certain instances, we consider relevant loan-specific qualitative factors to certain loans to estimate its CECL allowance.

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

Based on the limited loan modifications completed to date, and the relative performance of most modified loans, we are encouraged by our borrowers’ initial response to the COVID-19 pandemic’s impact on their properties and current trends. We believe our loan sponsors are generally committed to supporting assets collateralizing our loans through additional equity investments. While we believe the principal amounts of our loans are generally adequately protected by underlying collateral value and has adequate CECL reserves, there is a risk that we will not realize the entire principal value of certain investments.

Credit Yield Risk

Credit yields measure the return demanded on financial instruments by the lending market based on their risk of default. Increasing supply of credit-sensitive financial instruments and reduced demand will generally cause the market to require a higher yield on such financial instruments, resulting in a lower price for the financial instruments we hold.

Interest Rate Risk

Generally, the composition of our investments is such that rising interest rates will increase our net income, while declining interest rates will decrease our net income. Our net interest income currently benefits from in-the-money LIBOR floors in our loan portfolio, which benefit is expected to initially decrease as LIBOR increases. There can be no assurance that we will continue to utilize LIBOR floors. As of March 31, 2021, one-month USD LIBOR was 0.11%, as compared to 0.14% as of December 31, 2020. There can be no assurance of how our net income may be affected in future quarters, which will depend on, among other things, the interest rate environment and our then-current portfolio. As of March 31, 2021, 99.2% of our investments by total assets earned a floating rate of interest indexed to one-month USD LIBOR. The remaining 0.8% of our investments earned a fixed rate of interest. If interest rates were to decline, the value of these fixed-rate investments may increase and if interest rates were to increase, the value of these fixed-rate investments may fall; however, the interest income generated by these fixed-rate investments would not be affected by market interest rates. The interest rates we pay under our current financing facilities are floating rate. Accordingly, our interest expense will generally increase as interest rates increase and decrease as interest rates decrease.

As noted above, our interest income generally decreases as LIBOR decreases; in certain circumstances, however, LIBOR floors relating to our loan portfolio may offset some of the impact from declining rates. As of March 31, 2021, approximately 69% and 50% of our portfolio was subject to a LIBOR floor of at least 1.00% and 1.65%, respectively, with a weighted average floor of 1.43%. Due to these LIBOR floors, a 11 basis point or greater decrease in LIBOR would increase our expected cash flows by approximately $3.9 million, or $0.07 per common share, for the twelve months following March 31, 2021. Conversely, a 25 basis point and 50 basis point increase in LIBOR would decrease our expected cash flows by approximately $8.5 million and $16.2 million, or $0.15 and $0.29 per common share, for the same period, respectively.

LIBOR Transition

On November 30, 2020, the ICE Benchmark Administration ("IBA"), with the support of the United States Federal Reserve and the United Kingdom’s Financial Conduct Authority ("FCA"), announced plans to consult on ceasing publication of LIBOR on December 31, 2021 for only the one week and two month LIBOR tenors, and on June 30, 2023 for all other LIBOR tenors. While this announcement extends the transition period to June 2023, the United States Federal Reserve concurrently issued a statement advising banks to stop new LIBOR issuances by the end of 2021. On March 5, 2021, the FCA confirmed that all LIBOR settings will either cease to be provided by any administrator or no longer be representative: (a) immediately after December 31, 2021, in the case of the one week and two month U.S. dollar settings; and (b) immediately after June 30, 2023, in the case of the remaining U.S. dollar settings. The Alternative Reference Rate Committee, a committee convened by the Federal Reserve that includes major market participants, has proposed an alternative rate to replace U.S. Dollar LIBOR: the Secured Overnight Financing Rate. The outcome of these reforms is uncertain and any changes in the methods by which LIBOR is determined or regulatory activity related to LIBOR’s phaseout could cause LIBOR to perform differently than in the past.

As of March 31, 2021, 99.9% of our loans by principal balance earned a floating rate of interest indexed to LIBOR, and 100.0% of our outstanding financing arrangements (excluding convertible notes) bear interest indexed to LIBOR. All of these arrangements provide procedures for determining an alternative base rate in the event that LIBOR is discontinued. Regardless, there can be no assurances as to what alternative base rates may be and whether such base rate will be more or less favorable than LIBOR and any other unforeseen impacts of the discontinuation of LIBOR. We are monitoring the developments with respect to the phasing out of LIBOR and are working with our lenders and borrowers to minimize the impact of any LIBOR transition on our financial condition and results of operations, but can provide no assurances regarding the impact of the discontinuation of LIBOR.

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

As of March 31, 2021, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2021, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) of the Exchange Act) occurred during the quarter ended March 31, 2021 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The section entitled “Litigation” appearing in Note 12 of our condensed consolidated financial statements included in this Form 10-Q is incorporated herein by reference.

ITEM 1A. RISK FACTORS

For information regarding the risk factors that could affect the Company’s business, results of operations, financial condition and liquidity, see the information under Part I, Item 1A. “Risk Factors” in the Form 10-K, which is accessible on the SEC’s website at www.sec.gov. There have been no material changes to the risk factors previously disclosed in the Form 10-K.

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

We did not repurchase any shares of our common stock during the three months ended March 31, 2021. As of March 31, 2021, we had $100.0 million of availability to repurchase shares under the program.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description

3.1
Articles Supplementary, designating the Company's 6.5% Series A Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on April 16, 2021).

10.1	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement for Non-Employee Directors.

31.1	Certificate of Matthew A. Salem, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Mostafa Nagaty, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of Matthew A. Salem, Chief Executive Officer, pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certificate of Mostafa Nagaty, Chief Financial Officer, pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File, formatted in Inline XBRL and contained in Exhibit 101.
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

KKR REAL ESTATE FINANCE TRUST INC.

Date:	April 26, 2021	By:	/s/ Matthew A. Salem
Name: Matthew A. Salem
Title: Chief Executive Officer
(Principal Executive Officer)

Date:	April 26, 2021	By:	/s/ Mostafa Nagaty
Name: Mostafa Nagaty
Title: Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)