Form 10-Q
period 2021-06-30
KKR Real Estate Finance Trust Inc.
filed 2021-07-26
CIK 1631596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021

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

The number of shares of the registrant's common stock, par value $0.01 per share, outstanding as of July 22, 2021 was 55,637,480.

KKR REAL ESTATE FINANCE TRUST INC.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2021

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which reflect our current views with respect to, among other things, our operations and financial performance. You can identify these forward-looking statements by the use of words such as "outlook," "believe," "expect," "potential," "continue," "may," "should," "seek," "approximately," "predict," "intend," "will," "plan," "estimate," "anticipate," the negative version of these words, other comparable words or other statements that do not relate strictly to historical or factual matters. By their nature, forward-looking statements speak only as of the date they are made, are not statements of historical fact or guarantees of future performance and are subject to risks, uncertainties, assumptions or changes in circumstances that are difficult to predict or quantify, in particular due to the uncertainties created by the COVID-19 pandemic, including the projected impact of COVID-19 on our business, financial performance and operating results. Our expectations, beliefs and projections are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that management's expectations, beliefs and projections will result or be achieved and actual results may vary materially from what is expressed in or indicated by the forward-looking statements.

There are a number of risks, uncertainties and other important factors that could cause our actual results to differ materially from the forward-looking statements contained in this Quarterly Report on Form 10-Q. Such risks, uncertainties and other important factors include, among others, the risks, uncertainties and factors set forth under Part I, Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (the "Form 10-K"). Such risks and uncertainties include, but are not limited to, the following:

•how widely utilized COVID-19 vaccines will be, whether they will be effective in preventing the spread of COVID-19 (including its variant strains), and their impact on the ultimate severity and duration of the COVID-19 pandemic;

•actions that may be taken by governmental authorities to contain the COVID-19 outbreak or to treat its impact;

•the potential negative impacts of COVID-19 on the global economy and on the Company’s loan portfolio, financial condition and business operations;

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

PART I — FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

KKR Real Estate Finance Trust Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)
(Amounts in thousands, except share and per share data)

	June 30, 2021	December 31, 2020
Assets
Cash and cash equivalents	$119,172	$110,832
Commercial real estate loans, held-for-investment	5,308,500	4,844,534
Less: Allowance for credit losses	(58,011)	(59,801)
Commercial real estate loans, held-for-investment, net	5,250,489	4,784,733
Equity method investments	33,773	33,651
Accrued interest receivable	15,752	15,412
Other assets(A)	104,153	20,984
Total Assets	$5,523,339	$4,965,612

Liabilities and Equity
Liabilities
Secured financing agreements, net	$2,996,564	$2,574,747
Collateralized loan obligation, net	767,000	810,000
Secured term loan, net	287,418	288,028
Convertible notes, net	141,152	140,465
Loan participations sold, net	66,242	66,232
Dividends payable	24,348	24,287
Accrued interest payable	5,432	5,381
Due to affiliates	5,117	6,243
Accounts payable, accrued expenses and other liabilities(B)	3,255	4,823
Total Liabilities	4,296,528	3,920,206

Commitments and Contingencies (Note 12)	—	—

Temporary Equity
Redeemable preferred stock	2,316	1,852

Permanent Equity
Preferred Stock, 50,000,000 shares authorized
Preferred stock, $0.01 par value (1 share issued and outstanding as of June 30, 2021 and December 31, 2020)	—	—
Series A cumulative redeemable preferred stock, $0.01 par value (6,900,000 and zero shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively; liquidation preference of $25.00 per share)	69	—
Common stock, $0.01 par value, 300,000,000 authorized (59,537,806 and 59,519,754 shares issued; 55,637,480 and 55,619,428 shares outstanding as of June 30, 2021 and December 31, 2020, respectively)	556	556
Additional paid-in capital	1,339,959	1,169,695
Accumulated deficit	(55,090)	(65,698)
Repurchased stock (3,900,326 shares repurchased as of June 30, 2021 and December 31, 2020)	(60,999)	(60,999)
Total KKR Real Estate Finance Trust Inc. stockholders’ equity	1,224,495	1,043,554
Total Permanent Equity	1,224,495	1,043,554
Total Liabilities and Equity	$5,523,339	$4,965,612
(A)    Includes $99.8 million of loan repayment proceeds held by the servicer, including $59.3 million receivable by the CLO and $40.5 million receivable by KREF, as of June 30, 2021. Includes $15.9 million of loan repayment proceeds held by the servicer and receivable by KREF as of December 31, 2020.
(B)    Includes $0.5 million and $0.9 million of expected loss reserve for unfunded loan commitments as of June 30, 2021 and December 31, 2020, respectively.
See Notes to Condensed Consolidated Financial Statements.

KKR Real Estate Finance Trust Inc. and Subsidiaries

Condensed Consolidated Statements of Income (Unaudited)
(Amounts in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net Interest Income
Interest income	$67,149	$67,219	$131,915	$138,298
Interest expense	26,958	30,563	54,341	69,645
Total net interest income	40,191	36,656	77,574	68,653

Other Income
Income (loss) from equity method investments	1,256	297	2,346	(1,604)
Other income	100	196	166	556
Total other income (loss)	1,356	493	2,512	(1,048)

Operating Expenses
General and administrative	3,688	4,046	7,193	7,813
Provision for (reversal of) credit losses, net	(559)	(1,366)	(2,147)	53,908
Management fees to affiliate	4,835	4,218	9,125	8,517
Incentive compensation to affiliate	2,403	1,249	4,595	2,855
Total operating expenses	10,367	8,147	18,766	73,093

Income (Loss) Before Income Taxes, Preferred Dividends and Redemption Value Adjustment	31,180	29,002	61,320	(5,488)
Income tax expense	103	77	151	159
Net Income (Loss)	31,077	28,925	61,169	(5,647)
Preferred stock dividends and redemption value adjustment	1,813	335	2,721	927
Net Income (Loss) Attributable to Common Stockholders	$29,264	$28,590	$58,448	$(6,574)

Net Income (Loss) Per Share of Common Stock
Basic	$0.53	$0.52	$1.05	$(0.12)
Diluted	$0.52	$0.52	$1.05	$(0.12)
Weighted Average Number of Shares of Common Stock Outstanding
Basic	55,632,322	55,491,937	55,625,911	56,419,332
Diluted	55,907,086	55,504,077	55,819,110	56,419,332

Dividends Declared per Share of Common Stock	$0.43	$0.43	$0.86	$0.86

See Notes to Condensed Consolidated Financial Statements.

KKR Real Estate Finance Trust Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Equity (Unaudited)
(Amounts in thousands, except share data)

	Permanent Equity										Temporary Equity
	KKR Real Estate Finance Trust Inc.
	Preferred Stock		Series A Preferred Stock		Common Stock
	Shares	Stated Value	Shares	Par Value	Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Repurchased Stock	Total KKR Real Estate Finance Trust Inc. Stockholders' Equity	Redeemable Preferred Stock
Balance at December 31, 2020	1	$—	—	$—	55,619,428	$556	$1,169,695	$(65,698)	$(60,999)	$1,043,554	$1,852
Special non-voting preferred dividends declared	—	—	—	—	—	—	—	—	—	—	(198)
Common dividends declared, $0.43 per share	—	—	—	—	—	—	—	(23,916)	—	(23,916)	—
Stock-based compensation	—	—	—	—	—	—	1,994	—	—	1,994	—
Adjustment of redeemable preferred stock to redemption value	—	—	—	—	—	—	—	(710)	—	(710)	710
Net income (loss)	—	—	—	—	—	—	—	29,894	—	29,894	198
Balance at March 31, 2021	1	$—	—	$—	55,619,428	$556	$1,171,689	$(60,430)	$(60,999)	$1,050,816	$2,562
Issuance of Series A cumulative redeemable preferred stock (liquidation preference of $25.00 per share)	—	—	6,900,000	69	—	—	172,431	—	—	172,500	—
Offering costs	—	—	—	—	—	—	(6,154)	—	—	(6,154)	—
Series A preferred dividends declared, $0.27 per share	—	—	—	—	—	—	—	(1,838)	—	(1,838)	—
Special non-voting preferred dividends declared	—	—	—	—	—	—	—	—	—	—	(221)
Common dividends declared, $0.43 per share	—	—	—	—	—	—	—	(23,924)	—	(23,924)	—
Stock-based compensation	—	—	—	—	18,052	*	1,993	—	—	1,993	—
Adjustment of redeemable preferred stock to redemption value	—	—	—	—	—	—	—	246	—	246	(246)
Net income (loss)	—	—	—	—	—	—	—	30,856	—	30,856	221
Balance at June 30, 2021	1	$—	6,900,000	$69	55,637,480	$556	$1,339,959	$(55,090)	$(60,999)	$1,224,495	$2,316

* Rounds to zero.

	Permanent Equity										Temporary Equity
	KKR Real Estate Finance Trust Inc.
	Preferred Stock		Series A Preferred Stock		Common Stock
	Shares	Stated Value	Shares	Par Value	Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Repurchased Stock	Total KKR Real Estate Finance Trust Inc. Stockholders' Equity	Redeemable Preferred Stock
Balance at December 31, 2019	1	$—	—	$—	57,486,583	$575	$1,165,995	$(8,594)	$(35,958)	$1,122,018	$1,694
Cumulative-effect adjustment upon adoption of ASU 2016-13 (Note 2)	—	—	—	—	—	—	—	(15,009)	—	(15,009)	—
Repurchase of common stock	—	—	—	—	(1,648,551)	—	—	—	(19,244)	(19,244)	—
Special non-voting preferred dividends declared	—	—	—	—	—	—	—	—	—	—	(178)
Common dividends declared, $0.43 per share	—	—	—	—	—	—	—	(24,010)	—	(24,010)	—
Stock-based compensation	—	—	—	—	—	—	1,607	—	—	1,607	—
Adjustment of redeemable preferred stock to redemption value	—	—	—	—	—	—	—	(414)	—	(414)	414
Net income (loss)	—	—	—	—	—	—	—	(34,750)	—	(34,750)	178
Balance at March 31, 2020	1	$—	—	$—	55,838,032	$575	$1,167,602	$(82,777)	$(55,202)	$1,030,198	$2,108
Repurchase of common stock	—	—	—	—	(389,086)	(20)	—	—	(5,797)	(5,817)	—
Special non-voting preferred dividends declared	—	—	—	—	—	—	—	—	—	—	(168)
Common dividends declared, $0.43 per share	—	—	—	—	—	—	—	(23,861)	—	(23,861)	—
Stock-based compensation	—	—	—	—	42,459	*	1,118	—	—	1,118	—
Adjustment of redeemable preferred stock to redemption value	—	—	—	—	—	—	—	(167)	—	(167)	167
Net income (loss)	—	—	—	—	—	—	—	28,757	—	28,757	168
Balance at June 30, 2020	1	$—	—	$—	55,491,405	$555	$1,168,720	$(78,048)	$(60,999)	$1,030,228	$2,275

* Rounds to zero.

See Notes to Condensed Consolidated Financial Statements.

KKR Real Estate Finance Trust Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)
(Amounts in thousands)

	Six Months Ended June 30,
	2021	2020
Cash Flows From Operating Activities
Net income (loss)	$61,169	$(5,647)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of deferred debt issuance costs and discounts	6,582	10,779
Accretion of net deferred loan fees and discounts	(9,200)	(8,423)
Payment-in-kind interest	(1,303)	(926)
Loss (Income) from equity method investments	(727)	3,362
Provision for (reversal of) credit losses, net	(2,147)	53,908
Stock-based compensation expense	3,987	2,981
Changes in operating assets and liabilities:
Accrued interest receivable, net	(996)	(555)
Other assets	(594)	(1,541)
Accrued interest payable	92	(2,410)
Accounts payable, accrued expenses and other liabilities	656	1,462
Due to affiliates	590	52
Net cash provided by (used in) operating activities	58,109	53,042

Cash Flows From Investing Activities
Proceeds from principal repayments and sale/syndication of commercial real estate loans, held-for-investment	514,490	233,972
Origination of commercial real estate loans, held-for-investment	(1,119,158)	(411,762)
Net cash provided by (used in) investing activities	(604,668)	(177,790)

Cash Flows From Financing Activities
Proceeds from borrowings under secured financing agreements	1,014,306	900,560
Net proceeds from issuance of preferred stock	167,066	—
Payments of common stock dividends	(47,832)	(48,729)
Payments of preferred stock dividends	(2,204)	(429)
Principal repayments on borrowings under secured financing agreements	(572,503)	(636,735)
Payments of debt and collateralized debt obligation issuance costs	(1,806)	(3,774)
Payments of stock issuance costs	(408)	(157)
Payments to reacquire common stock	—	(25,061)
Tax withholding on stock-based compensation	(1,720)	(1,296)
Net cash provided by (used in) financing activities	554,899	184,379

Net Increase (Decrease) in Cash, Cash Equivalents	8,340	59,631
Cash, Cash Equivalents at Beginning of Period	110,832	67,619
Cash, Cash Equivalents at End of Period	$119,172	$127,250

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$46,296	$61,785
Cash paid during the period for income taxes	409	—
Supplemental Schedule of Non-Cash Investing and Financing Activities
Loan principal payments held by servicer	167,057	—
Principal repayments on secured financing agreements on KREF's behalf by borrower	(67,259)	—
Dividend declared, not yet paid	24,348	24,097

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

As of June 30, 2021, KKR beneficially owned 14,250,000 shares, or 25.6% of KREF's outstanding common stock.

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

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollars in tables in thousands, except per share amounts)
Note 2. Summary of Significant Accounting Policies

Basis of Presentation — The accompanying unaudited condensed consolidated financial statements and related notes of KREF are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and instructions to Form 10-Q. The condensed consolidated financial statements, including the accompanying notes, are unaudited and exclude some of the disclosures required in annual financial statements. Accordingly, certain information and footnote disclosures normally included in the consolidated financial statements have been condensed or omitted. The condensed consolidated financial statements include the accounts of KREF and its consolidated subsidiaries, and all intercompany transactions and balances have been eliminated. In the opinion of management, all adjustments considered necessary for a fair presentation of KREF’s financial position, results of operations and cash flows have been included and are of a normal and recurring nature. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. These condensed consolidated financial statements should be read in conjunction with KREF's Annual Report on Form 10-K.

Risks and Uncertainties — The outbreak of the coronavirus pandemic ("COVID-19") around the globe continues to adversely impact global commercial activity and has contributed to significant volatility in financial markets. During 2020, the COVID-19 pandemic created disruption in global supply chains, increased rates of unemployment and adversely impacted many industries, including industries related to the collateral underlying certain of our loans. The impact of the outbreak has been rapidly evolving around the globe, with several countries taking drastic measures to limit the spread of the virus by instituting quarantines or lockdowns, imposing travel restrictions and limiting operations of non-essential offices and retail centers.

In 2021, the global economy has, with certain setbacks, begun reopening, and wider distribution of vaccines will likely encourage greater economic activity. Nevertheless, KREF is unable to predict how widely utilized the vaccines will be, whether they will be effective in preventing the spread of COVID-19 (including its variant strains), and when or if normal economic activity and business operations will resume.

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

Variable Interest Entities — VIEs are entities (i) in which equity investors do not have an interest with the characteristics of a controlling financial interest, (ii) do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or (iii) established with non-substantive voting rights. A VIE is required to be consolidated only by its primary beneficiary, which is defined as the party that has the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and that has the obligation to absorb losses of, or the right to receive benefits from, the VIE that could be potentially significant to the VIE (Note 9).

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

The collateral assets of the CLO, comprised of a pool of loan participations are included in “Commercial real estate loans, held-for-investment, net” on the Condensed Consolidated Balance Sheets. The liabilities of KREF's consolidated CLO Issuers consist solely of obligations to the senior CLO noteholders, excluding subordinated CLO tranches held by KREF as such interests are eliminated in consolidation, are presented in “Collateralized loan obligation, net” on the Condensed Consolidated Balance Sheets. The collateral assets of the CLO can only be used to settle the obligations of the consolidated CLO. The interest income from the CLO collateral assets and the interest expense on the CLO liabilities are presented on a gross basis in “Interest income” and “Interest expense”, respectively, in KREF's Condensed Consolidated Statements of Income.

Temporary Equity — KREF's Special Non-Voting Preferred Stock (“SNVPS”) became redeemable in the second quarter of 2018. As a result, starting with the second quarter of 2018, KREF adjusts the carrying value of the SNVPS to its redemption value quarterly. Accordingly, KREF adjusted the carrying value of the SNVPS to its redemption value of $2.3 million as of June 30, 2021, and recorded a ($0.2) million and $0.5 million non-cash redemption value adjustment to the SNVPS (“SNVPS Redemption Value Adjustment”) during the three and six months ended June 30, 2021, respectively. The SNVPS Redemption Value Adjustment is treated similar to a dividend on preferred stock for GAAP purposes and therefore is deducted from (or added back to) “Net Income (Loss)” to arrive at “Net Income (Loss) Attributable to Common Stockholders” on KREF's Condensed Consolidated Statements of Income.

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollars in tables in thousands, except per share amounts)
Equity method investments — Investments are accounted for under the equity method when KREF has significant influence over the operations of an investee but does not consolidate that investment. Equity method investments, for which management has not elected a fair value option, are initially recorded at cost and subsequently adjusted for KREF's share of net income or loss and cash contributions and distributions each period.

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

Management determined that KREF's investment in an aggregator vehicle alongside KKR Real Estate Credit Opportunity Partners L.P. ("RECOP I ") is an interest in a VIE, however KREF is not the primary beneficiary and does not have substantive participating or kick-out rights. KREF records its share of net asset value in RECOP I in “Equity method investments” on its Condensed Consolidated Balance Sheets and its share of unrealized gains or losses in “Income from equity method investments” in its Condensed Consolidated Statements of Income. Management elected the fair value option for KREF's investment in RECOP I.

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

Valuation Process — The Manager reviews the valuation of Level 3 financial instruments as part of KKR's quarterly process. As of June 30, 2021, KKR’s valuation process for Level 3 measurements, as described below, subjected valuations to the review and oversight of various committees. KKR has a global valuation committee assisted by the asset class-specific valuation committees, including a real estate valuation committee that reviews and approves all preliminary Level 3 valuations for real estate assets, including the financial instruments held by KREF. The global valuation committee is responsible for coordinating and implementing KKR’s valuation process to ensure consistency in the application of valuation principles across portfolio investments and between periods. All Level 3 valuations are also subject to approval by the global valuation committee.

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

KREF must maintain sufficient cash and cash equivalents to satisfy liquidity covenants related to its secured financing agreements. However, such amounts are not restricted from use in KREF's current operations, and KREF does not present these cash and cash equivalents as restricted. As of June 30, 2021 and December 31, 2020, KREF was required to maintain unrestricted cash and cash equivalents of at least $47.2 million and $42.6 million, respectively, to satisfy its liquidity covenants (Note 4).

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollars in tables in thousands, except per share amounts)
Commercial Real Estate Loans Held-For-Investment and Allowance for Credit Losses — KREF recognizes its investments in commercial real estate loans based on management's intent, and KREF's ability, to hold those investments through their contractual maturity. Management classifies those loans that management does not intend to sell in the foreseeable future, and KREF is able to hold until maturity, as held-for-investment. Loans that are held-for-investment are carried at their aggregate outstanding principal, net of applicable (i) unamortized origination or acquisition premiums and discounts, (ii) unamortized deferred nonrefundable fees and other direct loan origination costs, and (iii) allowance for credit losses, net of write-offs of impaired loans. If a loan is determined to be impaired, management writes off the loan through a charge to the "Allowance for credit losses" and respective loan balance. KREF applies the interest method to amortize origination or acquisition premiums and discounts and deferred nonrefundable fees or other direct loan origination costs, or on a straight-line basis when it approximates the interest method. Loans for which management elects the fair value option at the time of origination, or acquisition, are carried at fair value on a recurring basis (Note 3).

On January 1, 2020, KREF adopted ASU No. 2016-13, Financial Instruments-Credit Losses, and subsequent amendments (“ASU 2016-13”), which replaced the incurred loss methodology with an expected loss model known as the Current Expected Credit Loss ("CECL") model. CECL amended the previous credit loss model to reflect a reporting entity's current estimate of all expected credit losses, not only based on historical experience and current conditions, but also by including reasonable and supportable forecasts incorporating forward-looking information. The measurement of expected credit losses under CECL is applicable to financial assets measured at amortized cost, and off-balance sheet credit exposures such as unfunded loan commitments. The allowance for credit losses required under ASU 2016-13 is deducted from the respective loans’ amortized cost basis on KREF's Condensed Consolidated Balance Sheets. The allowance for credit losses attributed to unfunded loan commitments is included in “Accounts payable, accrued expenses and other liabilities” on the Condensed Consolidated Balance Sheets. The guidance also required a cumulative-effect adjustment to retained earnings as of the beginning of the reporting period of adoption.

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

Other Assets and Accounts Payable, Accrued Expenses and Other Liabilities — As of June 30, 2021, other assets included $99.8 million of loan repayment proceeds held by the servicer, $2.1 million of deferred financing costs related to KREF's Revolver (Note 4) and $0.8 million of prepaid expenses. As of December 31, 2020, other assets included $15.9 million of loan repayment proceeds held by the servicer and receivable by KREF, $2.5 million of deferred financing costs related to KREF's Revolver and $0.5 million of prepaid expenses.

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollars in tables in thousands, except per share amounts)
As of June 30, 2021, accounts payable, accrued expenses and other liabilities consisted of $1.8 million of accrued expenses, $0.5 million of allowance for credit losses related to KREF's unfunded loan commitments and $1.0 million of good faith deposits. As of December 31, 2020, accounts payable, accrued expenses and other liabilities consisted of $3.1 million of accrued expenses, $0.9 million of allowance for credit losses related to KREF's unfunded loan commitments and $0.8 million of good faith deposits.

Dividends Payable — KREF records dividends payable on its common stock and preferred stock upon declaration of such dividends. In June 2021, KREF's board of directors declared a dividend of $0.43 per share of common stock to shareholders of record as of June 30, 2021, which was accrued in “Dividends payable” on KREF’s Condensed Consolidated Balance Sheet as of June 30, 2021 and was subsequently paid on July 15, 2021. In April 2021, KREF's board of directors declared a dividend of $0.27 per each issued and outstanding share of the Company’s 6.50% Series A Cumulative Redeemable Preferred Stock, which represents an annual dividend of $1.625 per share. The dividend was paid on June 15, 2021 to KREF’s preferred stockholders of record as of May 31, 2021.

Special Non-Voting Preferred Stock — Equity instruments that are redeemable for cash or other assets are classified as temporary equity if the instrument is redeemable, at the option of the holder, at a fixed or determinable price on a fixed or determinable date or upon the occurrence of an event that is not solely within the control of the issuer. Redeemable equity instruments are initially carried at the fair value of the equity instrument at the issuance date, which is subsequently adjusted at each balance sheet date if the instrument is currently redeemable or probable of becoming redeemable. KREF accounted for the SNVPS as redeemable preferred stock since a third party holds a redemption option, exercisable after May 5, 2018, and such redemption is not solely within KREF's control. As a result, starting with the second quarter of 2018, KREF adjusts the carrying value of the SNVPS to its redemption value quarterly. Accordingly, KREF adjusted the carrying value of the SNVPS to its redemption value of $2.3 million as of June 30, 2021, and recorded a ($0.2) million and $0.5 million non-cash SNVPS Redemption Value Adjustment during the three and six months ended June 30, 2021, respectively.

Repurchased Stock — KREF accounts for repurchases of its common stock based on the settlement date and presents repurchased stock in “Repurchased stock” on its Condensed Consolidated Balance Sheets (Note 10). Payments for stock repurchases that are not yet settled as of the reporting date are presented within “Other assets” on the Condensed Consolidated Balance Sheets. As of June 30, 2021, KREF did not retire any repurchased stock.

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

Expense Recognition

Commercial Real Estate Loans, Held-For-Investment — For each loan in KREF's portfolio, management performs a quarterly evaluation of credit quality indicators of loans classified as held-for-investment using applicable loan, property, market and sponsor information obtained from borrowers, loan servicers and local market participants. Such indicators may include the net present value of the underlying collateral, property operating cash flows, the sponsor’s financial wherewithal and competency in managing the property, macroeconomic trends, and property submarket—specific economic factors. The evaluation of

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollars in tables in thousands, except per share amounts)
thesecredit quality indicators requires significant judgment by management to determine whether failure to collect contractual amounts is probable.

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

Management considers loans to be past due when a monthly payment is due and unpaid for 60 days or more. Loans are placed on nonaccrual status and considered non-performing when full repayment of principal and interest is in doubt, which generally occurs when principal or interest is 120 days or more past due unless the loan is both well secured and in the process of collection. Interest received on loans placed on nonaccrual status are accounted for under the cost-recovery method, until qualifying for return to accrual. Management may return a loan to accrual status when repayment of principal and interest is reasonably assured under the terms of the restructured loan. As of June 30, 2021, one senior loan and one mezzanine loan with a total outstanding principal balance of $115.1 million were on nonaccrual status (Note 3).

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

As of June 30, 2021 and December 31, 2020, KREF did not have any material deferred tax assets or liabilities arising from future tax consequences attributable to differences between the carrying amounts of existing assets and liabilities in accordance with GAAP and their respective tax bases.

KREF recognizes tax benefits for uncertain tax positions only if it is more likely than not that the position is sustainable based on its technical merits. Interest and penalties on uncertain tax positions are included as a component of the provision for income taxes in KREF's Condensed Consolidated Statements of Income. As of June 30, 2021, KREF did not have any material uncertain tax positions.

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

Recent Accounting Pronouncements

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides temporary optional expedients and exceptions to the US GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from LIBOR and other interbank offered rates to alternative reference rates. The guidance is effective upon issuance and generally may be elected over time through December 31, 2022. KREF has not adopted any of the optional expedients or exceptions through June 30, 2021, but will continue to evaluate the possible adoption of any such expedients or exceptions during the effective period as circumstances evolve.

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollars in tables in thousands, except per share amounts)
Note 3. Commercial Real Estate Loans

The following table summarizes KREF's investments in commercial real estate loans as of June 30, 2021 and December 31, 2020:

					Weighted Average
Loan Type	Outstanding Principal	Amortized Cost(A)	Carrying Value(B)	Loan Count	Floating Rate Loan %(C)	Coupon(C)	Life (Years)(D)
June 30, 2021
Loans held-for-investment
Senior loans(E)	$5,224,467	$5,200,619	$5,143,599	44	100.0%	4.6%	3.1
Mezzanine and other loans(F)	113,332	107,881	106,890	5	95.1	11.1	4.3
	$5,337,799	$5,308,500	$5,250,489	49	99.9%	4.7%	3.1
December 31, 2020
Loans held-for-investment
Senior loans(E)	$4,779,367	$4,759,624	$4,701,268	38	100.0%	4.7%	3.3
Mezzanine and other loans(F)	90,329	84,910	83,465	4	93.9	12.6	4.6
	$4,869,696	$4,844,534	$4,784,733	42	99.9%	4.9%	3.3
(A)    Amortized cost represents the outstanding principal of loan, net of applicable unamortized discounts, loan origination fees and write-off on uncollectable loan balances.
(B)    Carrying value represents the amortized cost of loan, net of applicable allowance for credit losses.
(C)    Average weighted by outstanding principal of loan. Weighted average coupon assumes the greater of applicable one-month LIBOR rates of 0.10% and 0.14% as of June 30, 2021 and December 31, 2020, respectively, or the applicable contractual LIBOR floor.
(D)    The weighted average life of each loan is based on the expected timing of the receipt of contractual principal repayments assuming all extension options are exercised by the borrower.
(E)    Senior loans may include accommodation mezzanine loans in connection with the senior mortgage financing. Also, includes vertical loan participations sold with a principal and a carrying value of $66.2 million as of June 30, 2021 and December 31, 2020. Includes CLO loan participations of $897.7 million and $1.0 billion as of June 30, 2021 and December 31, 2020, respectively.
(F)    Includes one real estate corporate loan to a multifamily operator with a principal and a carrying value of $38.1 million and $36.6 million, respectively, as of June 30, 2021, and $50.0 million and $48.0 million, respectively, as of December 31, 2020.

Activity — For the six months ended June 30, 2021, the loan portfolio activity was as follows:

	Amortized Cost	Allowance for Credit Losses	Carrying Value
Balance at December 31, 2020	$4,844,534	$(59,801)	$4,784,733
Originations and future fundings, net(A)	1,119,158	—	1,119,158
Proceeds from sales and loan repayments(B)	(665,696)	—	(665,696)
Accretion of loan discount and other amortization, net(C)	9,201	—	9,201
PIK interest	1,303	—	1,303
Reversal of credit losses, net	—	1,790	1,790
Loan write-off	—	—	—
Balance at June 30, 2021	$5,308,500	$(58,011)	$5,250,489
(A)    Net of applicable premiums, discounts and deferred loan origination costs. Includes fundings on previously originated loans.
(B)    Includes $150.0 million in net proceeds from non-recourse sale of senior interests during the six months ended June 30, 2021.
(C)    Includes accretion of applicable discounts, certain fees and deferred loan origination costs.

As of June 30, 2021 and December 31, 2020, there was $25.2 million and $20.5 million, respectively, of unamortized deferred loan fees and discounts included in "Commercial Real Estate Loans, Held-for-investment, Net" in the Condensed Consolidated Balance Sheets. KREF recognized net accelerated fee income of $1.1 million and $2.1 million, respectively, during the three and six months ended June 30, 2021. KREF recognized net accelerated fee income of $0.1 million and $0.3 million, respectively, during the three and six months ended June 30, 2020.

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollars in tables in thousands, except per share amounts)
KREF may enter into loan modifications that include, among other changes, incremental capital contributions or partial repayments from certain borrowers, repurposing of reserves, and a temporary partial deferral for a portion of the coupon as payment-in-kind interest (“PIK Interest”) due, which is capitalized, compounded, and added to the outstanding principal balance of the respective loans. As of June 30, 2021, total PIK Interest outstanding relating to loan modifications was $2.8 million.

During the first quarter of 2021, KREF modified one hotel loan, including a principal paydown of $10.0 million, full payment of outstanding PIK interest of $1.6 million, and amended extension hurdles, with no change to the overall coupon. As a result of the improved performance of the underlying property, coupled with the paydown in connection with the modification, KREF upgraded the risk rating of this loan from a 4 rating to a 3 during the first quarter. This hotel loan had an outstanding principal balance and amortized cost of $130.0 million and $129.9 million, respectively, as of June 30, 2021.

During the fourth quarter of 2020, KREF modified one senior retail loan with a principal balance and an amortized cost of $109.6 million, respectively. The loan modification included a deferral of interest due and a Deed in Lieu of Foreclosure, which allows KREF to obtain title of the underlying property in the event of default, as defined. As of June 30, 2021, the loan had a risk rating of 5, and was placed on non-accrual status in October 2020; the loan is currently in restructuring discussions. KREF had no remaining unfunded commitment as of June 30, 2021. While KREF did not forgive or charge-off any amounts due under this loan, this modification is considered a TDR under GAAP. There were no other material modifications during the six months ended June 30, 2021.

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

The following tables summarize the net book value of the loan portfolio based on KREF's internal risk ratings:

June 30, 2021					December 31, 2020
Risk Rating	Number of Loans	Net Book Value	Total Loan Exposure(A)	Total Loan Exposure %	Risk Rating	Number of Loans	Net Book Value	Total Loan Exposure(A)	Total Loan Exposure %
1	—	$—	$—	—%	1	—	$—	$—	—%
2	1	194,064	194,400	3.5	2	2	321,686	323,026	6.5
3	42	4,580,309	4,854,305	87.0	3	32	3,715,132	3,836,983	77.3
4	4	405,995	418,532	7.5	4	6	675,727	687,040	13.9
5	2	70,121	115,071	2.0	5	2	72,188	115,071	2.3
	49	$5,250,489	$5,582,308	100.0%		42	$4,784,733	$4,962,120	100.0%
(A)    In certain instances, KREF finances its loans through the non-recourse sale of a senior interest that is not included in the consolidated financial statements. Total loan exposure includes the entire loan KREF originated and financed, including $310.8 million and $158.7 million of such non-consolidated interests and excludes $66.2 million and $66.2 million vertical loan participation as of June 30, 2021 and December 31, 2020, respectively.

As of June 30, 2021, the average risk rating of KREF's portfolio was 3.1 (Average Risk), weighted by total loan exposure, consistent with that as of March 31, 2021 and December 31, 2020.

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollars in tables in thousands, except per share amounts)
Loan Vintage — The following tables present the amortized cost of the loan portfolio by KREF's internal risk rating and year of origination. The risk ratings are updated as of June 30, 2021 and December 31, 2020 in the corresponding table.

June 30, 2021
			Amortized Cost by Year of Origination
Risk Rating	Number of Loans	Outstanding Principal	2021	2020	2019	2018	2017	Prior	Total	Carrying Amount
Commercial Real Estate Loans
1	—	$—	$—	$—	$—	$—	$—	$—	$—	$—
2	1	194,400	—	—	—	—	194,193	—	194,193	194,064
3	42	4,609,796	859,210	586,035	1,832,013	1,308,716	—	—	4,585,974	4,580,309
4	4	418,532	—	—	77,088	202,409	138,414	—	417,911	405,995
5	2	115,071	—	—	—	—	—	110,422	110,422	70,121
	49	$5,337,799	$859,210	$586,035	$1,909,101	$1,511,125	$332,607	$110,422	$5,308,500	$5,250,489

December 31, 2020
			Amortized Cost by Year of Origination
Risk Rating	Number of Loans	Outstanding Principal	2020	2019	2018	2017	2016	2015	Total	Carrying Amount
Commercial Real Estate Loans
1	—	$—	$—	$—	$—	$—	$—	$—	$—	$—
2	2	323,026	—	128,514	—	193,633	—	—	322,147	321,686
3	32	3,744,559	461,406	2,105,972	1,159,818	—	—	—	3,727,196	3,715,132
4	6	687,040	101,586	76,670	340,745	165,751	—	—	684,752	675,727
5	2	115,071	—	—	—	—	—	110,439	110,439	72,188
	42	$4,869,696	$562,992	$2,311,156	$1,500,563	$359,384	$—	$110,439	$4,844,534	$4,784,733

Allowance for Credit Losses — The following tables present the changes to the allowance for credit losses for the six months ended June 30, 2021 and 2020, respectively:

	Commercial Real Estate Loans	Unfunded Loan Commitments	Total
Balance at December 31, 2020	$59,801	$902	$60,703
Provision for (reversal of) credit losses, net	(1,790)	(356)	(2,146)
Write-off charged	—	—	—
Recoveries	—	—	—
Balance as June 30, 2021	$58,011	$546	$58,557

	Commercial Real Estate Loans	Unfunded Loan Commitments	Total
Balance at December 31, 2019	$—	$—	$—
Cumulative-effect adjustment upon adoption of ASU 2016-13	13,909	1,100	15,009
Provision for (reversal of) credit losses, net	53,140	768	53,908
Write-off charged	(4,650)	—	(4,650)
Recoveries	—	—	—
Balance as June 30, 2020	$62,399	$1,868	$64,267

The $2.1 million net benefit from the reversal of credit losses during the six months ended June 30, 2021 was primarily attributable to a more stable macro-economic outlook based on improved observed economic data, partially offset by an increase to the allowance for 4- and 5-rated loans. The $53.9 million in provision for credit loss during the six months ended June 30, 2020 was primarily due to the significant adverse change in the economic outlook resulting from the outbreak of COVID-19 pandemic and incremental reserves for 4- and 5-risk rated loans.

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollars in tables in thousands, except per share amounts)
Concentration of Credit Risk — The following tables present the geographies and property types of collateral underlying KREF's commercial real estate loans as a percentage of the loans' principal amounts:

	June 30, 2021	December 31, 2020		June 30, 2021	December 31, 2020
Geography(A)			Collateral Property Type
New York	12.6%	14.5%	Multifamily	51.7%	51.0%
Pennsylvania	11.1	9.7	Office	29.8	30.2
Illinois	10.8	11.8	Condo (Residential)	5.1	6.1
Texas	9.8	6.6	Hospitality	3.9	4.5
Massachusetts	9.5	8.4	Student Housing	3.6	1.4
Virginia	7.7	10.1	Industrial	3.5	1.8
California	7.7	7.7	Retail	2.2	5.0
Colorado	6.6	4.7	Single Family Rental	0.2	—
Washington	6.5	7.2	Total	100.0%	100.0%
Florida	5.0	5.7
Minnesota	3.7	4.0
Washington D.C.	3.1	2.9
Oregon	2.1	2.3
Georgia	1.6	1.8
Alabama	1.3	1.4
Other U.S.	0.9	1.2
Total	100.0%	100.0%

(A)    Excludes one real estate corporate loan to a multifamily operator with an outstanding principal amount of $38.1 million and $50.0 million, representing 0.7% and 1.0% of KREF’s commercial real estate loans, as of June 30, 2021 and December 31, 2020, respectively.

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollars in tables in thousands, except per share amounts)
Note 4. Debt Obligations

The following table summarizes KREF's secured master repurchase agreements and other financing arrangements in place as of June 30, 2021 and December 31, 2020:

	June 30, 2021											December 31, 2020
	Facility							Collateral				Facility
	Month Issued	Maximum Facility Size	Outstanding Principal	Carrying Value(A)	Final Stated Maturity	Weighted Average Funding Cost(B)	Weighted Average Life (Years)(B)	Outstanding Principal	Amortized Cost Basis	Carrying Value	Weighted Average Life (Years)(C)	Carrying Value(A)
Master Repurchase Agreements(D)
Wells Fargo(E)	Oct 2015	$1,000,000	$498,276	$496,651	Nov 2023	1.7%	1.8	$917,770	$911,971	$870,816	3.6	$443,745
Morgan Stanley(F)	Dec 2016	600,000	448,562	447,918	Dec 2022	2.2	1.3	615,210	612,068	603,261	3.8	148,772
Goldman Sachs(G)	Sep 2016	240,000	100,754	100,358	Oct 2023	3.2	1.9	182,716	181,006	180,444	2.6	76,163
Term Lending Agreement
KREF Lending V(H)	Jun 2019	900,000	900,000	899,110	Jun 2026	2.1	1.1	1,132,905	1,129,179	1,127,297	2.9	899,363
Warehouse Facility
HSBC Facility(I)	Mar 2020	500,000	—	(213)	Mar 2023	—	1.7	—	—	—	n.a	(353)
Asset Specific Financing
BMO Facility(J)	Aug 2018	300,000	60,000	59,963	n.a	1.8	0.7	76,000	75,862	73,324	2.6	59,795
Revolving Credit Agreement
Revolver(K)	Dec 2018	335,000	—	—	Dec 2023	—	2.4	n.a	n.a	n.a	n.a	—
Total / Weighted Average		$3,875,000	$2,007,592	$2,003,787		2.1%	1.4					$1,627,485
(A)    Net of $3.8 million and $5.6 million unamortized debt issuance costs as of June 30, 2021 and December 31, 2020, respectively.
(B)    Average weighted by the outstanding principal of borrowings. Funding cost includes deferred financing costs.
(C)    Average based on the fully extended loan maturity, weighted by the outstanding principal of the collateral.
(D)    Borrowings under these repurchase agreements are collateralized by senior loans, held-for-investment, and bear interest equal to the sum of (i) a floating rate index, equal to one-month LIBOR, or an index approximating LIBOR, and (ii) a margin, based on the collateral. As of June 30, 2021 and December 31, 2020, the percentage of the outstanding principal of the collateral sold and not borrowed under these repurchase agreements, or average "haircut" weighted by outstanding principal of collateral, was 38.9% and 36.7%, respectively (or 30.8% and 34.8%, respectively, if KREF had borrowed the maximum amount approved by its repurchase agreement counterparties as of such dates).
(E)    The current stated maturity date is November 2021, which does not reflect two, twelve-month facility term extensions available to KREF, which is contingent upon certain covenants and thresholds. As of June 30, 2021, the collateral-based margin was between 1.25% and 2.15%.
(F)    In November 2020, the current stated maturity was extended to December 2021, with one-year extension option upon KREF giving written notice and another two one-year extension periods subject to approval by Morgan Stanley. In addition, KREF has the option to increase the facility amount to $750.0 million. As of June 30, 2021, the collateral-based margin was between 1.75% and 2.35%.
(G)    In May 2020, the facility was amended to extend the current stated maturity date to October 30, 2021. In addition, KREF has the option to extend the maturity date to October 31, 2023 by (i) electing to permanently reduce the maximum advance rate for each pledged loan to the lesser of 65% or the advance rate in effect for such loan at October 30, 2021, and (ii) payment of the applicable contractual fee, subject to the satisfaction of certain conditions. As of June 30, 2021, the collateral-base margin was between 1.90% and 3.20%.
(H)    In June 2019, KREF entered into a Master Repurchase and Securities Contract Agreement (the "Term Lending Agreement") with Morgan Stanley Mortgage Capital Holdings LLC ("Administrative Agent"), as administrative agent on behalf of Morgan Stanley Bank, N.A. ("Initial Buyer"), which provides for current and future financings of up to $900.0 million on a non-mark-to-market basis. The Initial Buyer subsequently syndicated a portion of the facility to multiple financial institutions. As of June 30, 2021, the Initial Buyer held 22.2% of the total commitment under the facility. Borrowings under the Term Lending Agreement are collateralized by certain loans, held for investment, and bear interest equal to one-month LIBOR, plus a 1.90% margin. In March 2021, the current stated maturity was extended to June 2022, subject to four additional one-year extension options, which may be exercised by KREF upon the satisfaction of certain customary conditions and thresholds.
(I)    In March 2020, KREF entered into a $500.0 million Loan and Security Agreement with HSBC Bank USA, National Association (“HSBC Facility”). The facility, which matures in March 2023, provides warehouse financing on a non-mark-to-market basis with partial recourse to KREF.
(J)    In August 2018, KREF entered into a $200.0 million loan financing facility with BMO Harris Bank ("BMO Facility"). The facility provides asset-based financing on a non-mark to market basis with matched-term up to five years with partial recourse to KREF. During May 2019, KREF increased the borrowing capacity to $300.0 million. As of June 30, 2021, the collateral-based margin was 1.70%.
(K)    In December 2018, KREF entered into a $100.0 million corporate revolving credit facility (“Revolver”) administered by Morgan Stanley Senior Funding, Inc. Additional lenders were added in 2019 and 2020, further increasing the borrowing capacity under the Revolver to $335.0 million as of June 30, 2021. The current stated maturity of the facility is December 2023. Borrowings under the facility bear interest at a per annum rate equal to the sum of (i) a floating rate index and (ii) a fixed margin. Borrowings under this facility are full recourse to certain guarantor wholly-owned subsidiaries of KREF. As of June 30, 2021, the carrying value excluded $2.1 million unamortized debt issuance costs presented within "Other assets" on KREF's Condensed Consolidated Balance Sheets.

The preceding table excludes loan participations sold (Note 8).

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollars in tables in thousands, except per share amounts)
As of June 30, 2021 and December 31, 2020, KREF had outstanding repurchase agreements and a Term Lending Agreement where the amount at risk with any individual counterparty, or group of related counterparties, exceeded 10.0% of KREF’s stockholders' equity. The amount at risk under these agreements is the net counterparty exposure, defined as the excess of the carrying amount (or market value, if higher than the carrying amount, for repurchase agreements) of the assets sold under agreement to repurchase, including accrued interest plus any cash or other assets on deposit to secure the repurchase obligation, over the amount of the repurchase liability, adjusted for accrued interest. The following table summarizes certain characteristics of KREF's repurchase agreements where the amount at risk with any individual counterparty, or group of related counterparties, exceeded 10.0% of KREF’s stockholders' equity as of June 30, 2021 and December 31, 2020:

	Outstanding Principal	Net Counterparty Exposure	Percent of Stockholders' Equity	Weighted Average Life (Years)(A)
June 30, 2021
Wells Fargo	$498,276	$374,332	30.6%	1.8
Morgan Stanley	448,562	159,148	13.0	1.3
Term Lending Agreement(B)	900,000	230,507	18.8	1.1
Total / Weighted Average	$1,846,838	$763,987	62.4%	1.3
December 31, 2020
Wells Fargo	$446,208	$196,715	18.9%	2.0
Term Lending Agreement(B)	900,000	214,135	20.5	1.5
Total / Weighted Average	$1,346,208	$410,850	39.4%	1.7
(A)    Average weighted by the outstanding principal of borrowings under the secured financing agreement.
(B)    There were multiple counterparties to the Term Lending Agreement. Morgan Stanley Bank, N.A. represented 4.2% and 4.6% of the net counterparty exposure as a percent of stockholders' equity as of June 30, 2021 and December 31, 2020, respectively.

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

Term Loan Financing

In April 2018, KREF, through its consolidated subsidiaries, entered into a term loan financing agreement (“Term Loan Facility”) with third party lenders for an initial borrowing capacity of $200.0 million that was subsequently increased to $1.0 billion in October 2018. The facility provides asset-based financing on a non-mark-to-market basis with matched term up to five years and is non-recourse to KREF. Borrowings under the facility are collateralized by senior loans, held-for-investment, and bear interest equal to one-month LIBOR plus a margin. The weighted average margin on the facility was 1.6% as of June 30, 2021 and December 31, 2020.

The following tables summarize our borrowings under the Term Loan Facility:

	June 30, 2021
Term Loan Facility	Count	Outstanding Principal	Amortized Cost	Carrying Value	Wtd. Avg. Yield/Cost(A)	Guarantee(B)	Wtd. Avg. Term(C)
Collateral assets	13	$1,195,821	$1,192,567	$1,191,508	L + 3.2%	n.a.	May 2024
Financing provided	n.a.	992,777	992,777	992,777	L + 1.6%	n.a.	May 2024

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

Activity — For the six months ended June 30, 2021, the activity related to the carrying value of KREF’s secured financing agreements were as follows:

Secured Financing Agreements, Net
Balance as of December 31, 2020	$2,574,747
Principal borrowings	1,014,306
Principal repayments/sales	(595,262)
Deferred debt issuance costs	(1,761)
Amortization of deferred debt issuance costs	4,534
Balance as of June 30, 2021	$2,996,564

Maturities — KREF’s secured financing agreements, term loan financing and other consolidated debt obligations in place as of June 30, 2021 had contractual maturities as follows:

Year	Nonrecourse	Recourse(A)	Total
2021	669,522	89,907	759,429
2022	1,111,683	292,714	1,404,397
2023	471,145	78,847	549,992
2024	151,396	40,429	191,825
Thereafter	94,725	—	94,725
	$2,498,471	$501,897	$3,000,368
(A)    Except for the Revolver, which is full recourse, amounts borrowed subject to a maximum 25.0% recourse limit. The Revolver expires in December 2023.

Covenants — KREF is required to comply with customary loan covenants and event of default provisions related to its secured financing agreements and Revolver, including, but not limited to, negative covenants relating to restrictions on operations with respect to KREF’s status as a REIT, and financial covenants. Such financial covenants include an interest income to interest expense ratio covenant (1.5 to 1.0); a minimum consolidated tangible net worth covenant (75.0% of the aggregate cash proceeds of any equity issuances made and any capital contributions received by KREF and certain subsidiaries or up to approximately $1,005.0 million depending upon the facility); a cash liquidity covenant (the greater of $10.0 million or 5.0% of KREF's recourse indebtedness); and a total indebtedness covenant (83.3% of KREF's Total Assets, as defined). As of June 30, 2021 and December 31, 2020, KREF was in compliance with its financial debt covenants.

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollars in tables in thousands, except per share amounts)
Note 5. Collateralized Loan Obligation

In November 2018, KREF financed a pool of loan participations from our existing loan portfolio through a managed CLO. KREF 2018-FL1 provides KREF with match-term financing on a non-mark-to-market and non-recourse basis. KREF 2018-FL1 has a two-year reinvestment feature that allows principal proceeds of the collateral assets to be reinvested in qualifying replacement assets, subject to the satisfaction of certain conditions set forth in the indenture. The two-year reinvestment period ended in December 2020. During the three and six months ended June 30, 2021, KREF repaid $40.0 million and $43.0 million of its outstanding CLO debts in connection with repayments of underlying collateral loan assets.

The following tables outline KREF 2018-FL1 collateral assets and respective borrowing as of June 30, 2021 and December 31, 2020:

	June 30, 2021
Collateralized Loan Obligation	Count	Outstanding Principal	Amortized Cost	Carrying Value	Wtd. Avg. Yield/Cost	Wtd. Avg. Term(B)
Collateral assets(A)	19	$957,000	$957,000	$956,276	L + 3.1%	March 2024
Financing provided	1	767,000	767,000	767,000	L + 1.4%	June 2036

	December 31, 2020
Collateralized Loan Obligation	Count	Outstanding Principal	Amortized Cost	Carrying Value	Wtd. Avg. Yield/Cost	Wtd. Avg. Term(B)
Collateral assets(A)	21	$1,000,000	$1,000,000	$997,336	L + 2.9%	March 2024
Financing provided	1	810,000	810,000	810,000	L + 1.4%	June 2036
(A)    Collateral loan assets represent 16.8% and 20.5% of the principal of KREF's commercial real estate loans as of June 30, 2021 and December 31, 2020, respectively. As of June 30, 2021 and December 31, 2020, 100% of KREF loans financed through the CLO are floating rate loans.
(B)    Loan term represents weighted-average final maturity, assuming extension options are exercised by the borrower. Repayments of CLO notes are dependent on timing of related collateral loan asset repayments post reinvestment period. The term of the CLO notes represents the rated final distribution date.

The following table presents the KREF 2018-FL1 Assets and Liabilities included in KREF’s Condensed Consolidated Balance Sheets:

Assets	June 30, 2021	December 31, 2020
Commercial real estate loans, held-for-investment	$897,678	$1,000,483
Less: Allowance for credit losses	(724)	(2,669)
Commercial real estate loans, held-for-investment, net	896,954	997,814
Accrued interest receivable	2,659	3,075
Other assets(A)	59,559	5
Total	$959,172	$1,000,894
Liabilities
Collateralized loan obligation, net	$767,000	$810,000
Accrued interest payable	578	668
Accounts payable, accrued expenses and other liabilities	—	72
Total	$767,578	$810,740
(A)    Includes $59.3 million of loan repayment proceeds held with the servicer and receivable by the CLO as of June 30, 2021.

The following table presents the components of net interest income of KREF 2018-FL1 included in KREF’s Condensed Consolidated Statements of Income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net Interest Income
Interest income	$10,832	$11,429	$21,953	$23,265
Interest expense(A)	3,922	6,386	7,954	15,154
Net interest income	$6,910	$5,043	$13,999	$8,111
(A)     Includes $1.7 million and $3.3 million of deferred financing costs amortization for the three and six months ended June 30, 2020. Deferred financing costs incurred in connection with the CLO were fully amortized as of December 31, 2020.

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollars in tables in thousands, except per share amounts)
Note 6. Secured Term Loan, Net

In September 2020, KREF entered into a $300.0 million secured term loan at a price of 97.5%, which bears interest at a per annum rate equal to LIBOR plus a 4.75% margin, subject to a 1.0% LIBOR floor, payable quarterly beginning in December 2020. The secured term loan is partially amortizing, with an amount equal to 1.0% per annum of the principal balance due in quarterly installments starting March 31, 2021. The secured term loan matures on September 1, 2027 and contains restrictions relating to liens, asset sales, indebtedness, investments and transactions with affiliates. The secured term loan is secured by KREF level guarantees and does not include asset-based collateral. The secured term loan is open for repricing following its first anniversary.

Upon the execution of the secured term loan, KREF recorded a $7.5 million issuance discount and $5.1 million in issuance costs, inclusive of $1.1 million in arrangement and structuring fees paid to KKR Capital Markets ("KCM"), an affiliate of KREF. Inclusive of the amortization of the discount and issuance costs, KREF’s total cost of the secured term loan is LIBOR plus 5.3% per annum.

The following table summarizes KREF’s secured term loan at June 30, 2021:

June 30, 2021
Principal amount	$298,500
Unamortized discount	(6,614)
Deferred financing costs	(4,468)
Carrying amount	$287,418

Covenants — KREF is required to comply with customary loan covenants and event of default provisions related to its secured term loan that include, but are not limited to, negative covenants relating to restrictions on operations with respect to KREF’s status as a REIT, and financial covenants. Such financial covenants include a minimum consolidated tangible net worth of $650.0 million and a maximum Total Debt to Total Assets ratio, as defined, of 83.3% (the “Leverage Covenant”). KREF was in compliance with such covenants as of June 30, 2021 and December 31, 2020.

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

The following table details the interest expense related to the Convertible Notes:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Cash coupon	$2,201	$2,201	$4,402	$4,402
Discount and issuance cost amortization	345	346	687	692
Total interest expense	$2,546	$2,547	$5,089	$5,094

The following table details the net book value of the Convertible Notes on KREF's Condensed Consolidated Balance Sheets:

	June 30, 2021	December 31, 2020
Principal	$143,750	$143,750
Deferred financing costs	(1,923)	(2,431)
Unamortized discount	(675)	(854)
Net book value	$141,152	$140,465

Accrued interest payable for the Convertible Notes was $1.1 million and $1.1 million as of June 30, 2021 and December 31, 2020, respectively. Refer to Note 2 for additional discussion of accounting policies for the Convertible Notes.

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollars in tables in thousands, except per share amounts)
Note 8. Loan Participations Sold

KREF finances certain loan investments through the syndication of a non-recourse, or limited-recourse, loan participations to unaffiliated third parties. In October 2019, KREF syndicated a $65.0 million vertical participation in one of its loan investments with a principal balance of $328.5 million to an unaffiliated third party, at par value. In June 2020, KREF increased the maximum loan amount by $6.5 million and syndicated additional $1.2 million vertical participation to the same third party. Such syndications did not qualify for "sale" accounting under GAAP and therefore are consolidated in KREF's condensed consolidated financial statements as of June 30, 2021 and December 31, 2020.

The following tables summarize the loan participation sold liabilities that KREF recognized since the corresponding syndications of the respective loan participations were not treated as "sales" as of June 30, 2021 and December 31, 2020:

	June 30, 2021
Loan Participations Sold	Count	Outstanding Principal	Amortized Cost	Carrying Value	Yield/Cost(A)	Guarantee	Term
Total loan	1	$337,327	$336,656	$336,251	L + 2.6%	n.a.	July 2024
Vertical loan participation(B)	1	66,248	66,242	66,242	L + 2.6%	n.a.	July 2024

	December 31, 2020
Loan Participations Sold	Count	Outstanding Principal	Amortized Cost	Carrying Value	Yield/Cost(A)	Guarantee	Term
Total loan	1	$337,327	$336,329	$335,507	L + 2.6%	n.a.	July 2024
Vertical loan participation(B)	1	66,248	66,232	66,232	L + 2.6%	n.a.	July 2024

(A)     Floating rate loans and related liabilities are indexed to one-month LIBOR. KREF's net interest rate exposure is in direct proportion to its interest in the net assets of the senior loan.
(B)    During the three months ended June 30, 2021 and 2020, KREF recorded $0.7 million and $0.7 million of interest income, respectively, and $0.7 million and $0.7 million of interest expense, respectively, related to the vertical loan participation sold; and during the six months ended June 30, 2021 and 2020, KREF recorded $1.5 million and $1.4 million of interest income, respectively, and $1.5 million and $1.4 million of interest expense, respectively, related to the vertical loan participation sold.

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

As of June 30, 2021, KREF held a 3.5% interest in RECOP I, an unconsolidated VIE of which KREF is not the primary beneficiary, at its fair value of $33.5 million. The aggregator vehicle in which KREF invests is controlled and advised by affiliates of the Manager. RECOP I primarily acquired junior tranches of CMBS newly issued by third parties. KREF will not pay any fees to RECOP I, but KREF bears its pro rata share of RECOP I's expenses. KREF reported its share of the net asset value of RECOP I in its Condensed Consolidated Balance Sheets, presented as “Equity method investments” and its share of net income, presented as “Income from equity method investments” in the Condensed Consolidated Statements of Income.

As of June 30, 2021, the non-voting limited liability company interests issued by the Manager, a VIE, and held by a Taxable REIT Subsidiary ("TRS") of KREF for the benefit of the holder of the SNVPS represented 4.7% of the Manager’s outstanding limited liability company interests (Note 10). KREF reported its interest in the Manager on its Condensed Consolidated Balance Sheets, presented as “Equity method investments” and its share of net income, presented as “Income from equity method investments” in the Condensed Consolidated Statements of Income.

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

KREF did not issue additional common stock between January 1, 2019 and June 30, 2021 other than related to the vesting of restricted stock units discussed below.

In May 2021, KKR sold 5,750,000 shares of KREF common stock through a secondary offering, including the exercise of the underwriters' option to purchase additional common shares, and received all of the net proceeds from the offering. KKR and affiliates beneficially owned 14,250,000 and 21,234,528 shares, or 25.6% and 38.2% of KREF's outstanding common stock as of June 30, 2021 and December 31, 2020, respectively.

During the six months ended June 30, 2021 and 2020, 18,052 and 42,459 common stock was issued related to the vesting of restricted stock units. Upon any payment of shares as a result of restricted stock unit vesting, the related tax withholding obligation will generally be satisfied by KREF, reducing the number of shares to be delivered by a number of shares necessary to satisfy the related applicable tax withholding obligation. Refer to Note 11 for further detail.

Of the 59,537,806 common shares KREF issued, there were 55,637,480 common shares outstanding as of June 30, 2021, which includes 325,968 net shares of common stock issued in connection with vested restricted stock units and is net of 3,900,326 common shares repurchased.

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

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollars in tables in thousands, except per share amounts)
KREF did not repurchase any of its common stocks during the three and six months ended June 30, 2021. During the three months ended June 30, 2020, KREF repurchased 389,086 shares of common stock under the repurchase program at an average price per share of $14.92, for a total of $5.8 million. During the six months ended June 30, 2020, KREF repurchased 2,037,637 shares of common stock under the repurchase program at an average price per share of $12.27 for a total of $25.0 million. As of June 30, 2021, KREF had $100.0 million of remaining capacity to repurchase shares under the program.

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

6.50% Series A Cumulative Redeemable Preferred Stock — In April 2021, KREF issued 6,900,000 shares of 6.50% Series A Cumulative Redeemable Preferred Stock (the “Series A Preferred Stock”), which included the exercise of the underwriters' option to purchase additional shares of Series A Preferred Stock, and received net proceeds after underwriting discount and commission of $167.1 million. The perpetual Series A Preferred Stock is redeemable, at KREF's option, at a liquidation price of $25.00 per share plus accrued and unpaid dividends commencing in April 2026. Dividends on the Series A Preferred Stock are payable quarterly at a rate of 6.50% per annum of the $25.00 liquidation preference, which is equivalent to $1.625 per annum per share. With respect to dividend rights and liquidation, the Series A Preferred Stock ranks senior to KREF's common stock, SNVPS and special voting preferred stock.

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollars in tables in thousands, except per share amounts)
Dividends — During the six months ended June 30, 2021 and 2020, KREF's board of directors declared the following dividends on shares of its common stock and special voting preferred stock:

			Amount
Declaration Date	Record Date	Payment Date	Per Share	Total
2021
March 15, 2021	March 31, 2021	April 15, 2021	$0.43	$23,916
June 15, 2021	June 30, 2021	July 15, 2021	0.43	23,924
				$47,840
2020
March 16, 2020	March 31, 2020	April 15, 2020	$0.43	$24,010
June 15, 2020	June 30, 2020	July 15, 2020	0.43	23,861
				$47,871

During the six months ended June 30, 2021, KREF's board of directors declared the following dividends on shares of its Series A Preferred Stock:

			Amount
Declaration Date	Record Date	Payment Date	Per Share	Total
2021
April 23, 2021	May 31, 2021	June 15, 2021	$0.27	$1,838
				$1,838

Earnings (Loss) per Share — The following table illustrates the computation of basic and diluted earnings (loss) per share for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Numerator
Net income (loss) attributable to common stockholders	$29,264	$28,590	$58,448	$(6,574)

Denominator
Basic weighted average common shares outstanding	55,632,322	55,491,937	55,625,911	56,419,332
Dilutive restricted stock units	274,764	12,140	193,199	—
Diluted weighted average common shares outstanding	55,907,086	55,504,077	55,819,110	56,419,332
Net income (loss) attributable to common stockholders, per:
Basic common share	$0.53	$0.52	$1.05	$(0.12)
Diluted common share	$0.52	$0.52	$1.05	$(0.12)

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollars in tables in thousands, except per share amounts)
Note 11. Stock-based Compensation

KREF is externally managed by the Manager and does not currently have any employees. However, as of June 30, 2021, certain individuals employed by the Manager and affiliates of the Manager, and certain members of KREF's board of directors were compensated, in part, through the issuance of stock-based awards.

As of June 30, 2021, KREF had restricted stock unit (“RSU”) awards outstanding under the KKR Real Estate Finance Trust Inc. 2016 Omnibus Incentive Plan that was adopted on February 12, 2016 and amended and restated on November 17, 2016 (the "Incentive Plan") to certain members of KREF’s board of directors and employees of the Manager or its affiliates, none of whom are KREF employees. RSUs awarded to employees of the Manager or its affiliates, generally vest over three consecutive one-year periods and awards to certain members of KREF's board of directors generally vest over a one-year period, pursuant to the terms of the respective award agreements and the terms of the Incentive Plan. RSU awards are not entitled to dividends until KREF issues shares of its common stock, which are issuable on a one-to-one basis upon the RSU award vesting.

The following table summarizes the activity in KREF’s outstanding RSUs and the weighted-average grant date fair value per RSU:

	Restricted Stock Units	Weighted Average Grant Date Fair Value Per RSU(A)
Unvested as of December 31, 2020	787,942	$18.78
Granted	15,520	19.65
Vested	(18,886)	14.60
Forfeited / cancelled	(8,226)	18.13
Unvested as of June 30, 2021	776,350	$18.91
(A)    The grant-date fair value is based upon the last sale price of KREF’s common stock at the date of grant.

KREF expects the unvested RSUs outstanding to vest during the following years:

Year	Restricted Stock Units
2021	368,020
2022	269,174
2023	139,156
Total	776,350

KREF recognizes the compensation cost of RSUs awarded to employees of the Manager, or one or more of its affiliates, on a straight-line basis over the awards’ term at their grant date fair value, consistent with the RSUs awarded to certain members of KREF's board of directors.

During the three and six months ended June 30, 2021, KREF recognized $2.0 million and $4.0 million, respectively, of stock-based compensation expense included in “General and administrative” expense in the Consolidated Statements of Income. During the three and six months ended June 30, 2020, KREF recognized $1.4 million and $3.0 million, respectively, of stock-based compensation expense. As of June 30, 2021, there was $9.6 million of total unrecognized stock-based compensation expense related to unvested share-based compensation arrangements. This cost is expected to be recognized over a weighted average period of 1.0 years.

Upon any payment of shares as a result of restricted stock unit vesting, the related tax withholding obligation will generally be satisfied by KREF, reducing the number of shares to be delivered by a number of shares necessary to satisfy the related applicable tax withholding obligation. The amount results in a cash payment related to this tax liability and a corresponding adjustment to additional paid-in capital in the Condensed Consolidated Statement of Changes in Stockholders' Equity. During the six months ended June 30, 2021, KREF paid $1.7 million of withholding tax in connection with employee RSUs vested in the fourth quarter of 2020.

Refer to Note 13 for additional information regarding the Incentive Plan.

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollars in tables in thousands, except per share amounts)
Note 12. Commitments and Contingencies

As of June 30, 2021, KREF was subject to the following commitments and contingencies:

Litigation — From time to time, KREF may be involved in various claims and legal actions arising in the ordinary course of business. KREF establishes an accrued liability for legal proceedings only when those matters present loss contingencies that are both probable and reasonably estimable.

As of June 30, 2021, KREF was not involved in any material legal proceedings regarding claims or legal actions against KREF.

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

Capital Commitments — As of June 30, 2021, KREF had future funding requirements of $847.7 million related to its investments in commercial real estate loans. These future funding commitments primarily relate to construction projects, capital improvements, tenant improvements and leasing commissions. Generally, funding commitments are subject to certain conditions that must be met, such as customary construction draw certifications, minimum credit metrics or executions of new leases before advances are made to the borrower.

In January 2017, KREF committed $40.0 million to invest in an aggregator vehicle alongside RECOP I. The two-year investment period for RECOP I ended in April 2019. As of June 30, 2021, KREF had a remaining commitment of $4.3 million to RECOP I.

Impact of the COVID-19 Pandemic — Although the global economy has, with certain setbacks, begun reopening and wider distribution of vaccines will likely encourage greater economic activity, KREF is unable to predict how widely utilized the vaccines will be, whether they will be effective in preventing the spread of COVID-19 (including its variant strains), and when or if normal economic activity and business operations will resume. Accordingly, the full extent of the impact of COVID-19 on the global economy generally, and on KREF’s business and on the businesses of KREF’s borrowers, in particular, is uncertain. However, to the extent COVID-19 continues to cause dislocations in the global economy, our financial condition, results of operations and cash flows may be adversely impacted. Refer to “Note 2 — Summary of Significant Accounting Policies” for further discussion regarding COVID-19.

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

Adjusted equity generally represents the proceeds received by KREF and its subsidiaries from equity issuances, without duplication and net of offering costs, and distributable earnings, reduced by distributions, equity repurchases, and incentive compensation paid. Distributable earnings generally represent the net income, or loss, attributable to equity interests in KREF and its subsidiaries, without duplication, as well as realized losses not otherwise included in such net income, or loss, excluding non-cash equity compensation expense, incentive compensation, depreciation and amortization and unrealized gains or losses, from and after the effective date to the end of the most recently completed calendar quarter. KREF's board of directors, after majority approval by independent directors, may also exclude one-time events pursuant to changes in GAAP and certain material non-cash income or expense items from distributable earnings. For purposes of calculating incentive compensation, adjusted equity excludes: (i) the effects of equity issued by KREF and its subsidiaries that provides for fixed distributions or other debt characteristics and (ii) unrealized provision for (reversal of) credit losses.

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

No more than 7.5% of the issued and outstanding shares of common stock on a fully diluted basis, assuming the exercise of all outstanding stock options granted under the Incentive Plan and the conversion of all warrants and convertible securities into shares of common stock, or a total of 4,028,387 shares of common stock, will be available for awards under the Incentive Plan. In addition, (i) the maximum number of shares of common stock subject to awards granted during a single fiscal year to any non-employee director (as defined in the Incentive Plan), taken together with any cash fees paid to such non-employee director during the fiscal year, may not exceed $1.0 million and (ii) the maximum amount that can be paid to any participant for a single fiscal year during a performance period (or with respect to each single fiscal year if a performance period extends beyond a single fiscal year) pursuant to a performance compensation award denominated in cash may not exceed $10.0 million.

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollars in tables in thousands, except per share amounts)

No awards may be granted under the Incentive Plan on and after February 12, 2026. The Incentive Plan will continue to apply to awards granted prior to such date. During the three and six months ended June 30, 2021, KREF granted 15,520 RSUs to KREF's directors. During the three and six months ended June 30, 2020, KREF granted 18,052 RSUs to KREF's directors. During the year ended December 31, 2020, KREF granted 443,052 RSUs to KREF's directors and employees of the Manager. As of June 30, 2021, 2,925,235 shares of common stock remained available for awards under the Incentive Plan.

Due to Affiliates — The following table contains the amounts presented in KREF's Condensed Consolidated Balance Sheets that it owes to affiliates:

	June 30, 2021	December 31, 2020
Management fees	$4,835	$4,252
Expense reimbursements and other	282	1,991
	$5,117	$6,243

Affiliates Expenses — The following table contains the amounts included in KREF's Condensed Consolidated Statements of Income that arose from transactions with the Manager:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Management fees	$4,835	$4,218	$9,125	$8,517
Incentive compensation	2,403	1,249	4,595	2,855
Expense reimbursements and other(A)	447	386	799	685
	$7,685	$5,853	$14,519	$12,057

(A)    KREF presents these amounts in "Operating Expenses — General and administrative" in its Condensed Consolidated Statements of Income. Affiliate expense reimbursements presented in the table above exclude the out-of-pocket amounts paid by the Manager to parties unaffiliated with the Manager on behalf of KREF, and for which KREF reimburses the Manager in cash. For the three and six months ended June 30, 2021, these cash reimbursements totaled $0.3 million and $2.4 million, respectively; and for the three and six months ended June 30, 2020, these cash reimbursements totaled $0.7 million and $2.2 million, respectively.

In connection with the CLO issuance, and in consideration for its services as the co-placement agent, KREF incurred and paid KCM a $0.9 million placement agent fee equal to 0.105% of the CLO proceeds in the fourth quarter of 2018. The fee was capitalized as deferred financing cost and amortized to interest expense over the estimated life of the CLO.

In connection with the ATM, KCM, in its capacity as one of the sales agents, will receive commissions for the shares of KREF’s common stock it sells. This amount is not to exceed, but may be less than, 2.0% of the gross sales price per share. KREF did not sell any shares under the ATM during the six months ended June 30, 2021.

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

In connection with the Revolver, and in consideration for structuring and sourcing this arrangement, KREF paid KCM a structuring fee equal to 0.75% of the aggregate amount of commitments first made available. The structuring fees are capitalized as deferred financing cost included within "Other Assets" in the Condensed Consolidated Balance Sheet and amortized to interest expense over the life of the Revolver. During the six months ended June 30, 2021 and 2020, KREF incurred $0.0 million and $0.6 million, respectively, in structuring fees in connection with the Revolver.

In connection with the HSBC Facility entered into in March 2020, and in consideration for structuring and sourcing this arrangement, KREF is obligated to pay KCM a structuring fee equal to 0.25% of the respective committed loan advances under the agreement. Such fees are capitalized as deferred financing cost and amortized to interest expense over the lesser of the

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollars in tables in thousands, except per share amounts)
initial term of the loan or the facility. During the six months ended June 30, 2021and 2020, KREF incurred and paid KCM $0.0 million and $0.1 million in structuring fees in connection with the facility.

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

In connection with the Series A Preferred Stock issuance in April 2021, and in consideration for its services as joint bookrunner, KREF incurred and paid KCM a $1.6 million underwriting discount and commission. The underwriting discount and commission was settled net of the preferred stock issuance proceeds and recorded as a reduction to additional paid-in-capital in KREF's condensed consolidated financial statements.

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollars in tables in thousands, except per share amounts)
Note 14. Fair Value of Financial Instruments

The carrying values and fair values of KREF’s financial assets and liabilities recorded at fair value on a recurring basis, as well as other financial instruments not carried at fair value, as of June 30, 2021 were as follows:

				Fair Value
	Principal Balance(A)	Amortized Cost(B)	Carrying Value(C)	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$119,172	$119,172	$119,172	$119,172	$—	$—	$119,172
Commercial real estate loans, held-for-investment, net(D)	5,337,799	5,308,500	5,250,489	—	—	5,250,674	5,250,674
Equity method investments	33,773	33,773	33,773	—	—	33,773	33,773
	$5,490,744	$5,461,445	$5,403,434	$119,172	$—	$5,284,447	$5,403,619
Liabilities
Secured financing agreements, net	$3,000,369	$2,996,564	$2,996,564	$—	$—	$2,996,564	$2,996,564
Collateralized loan obligation, net	767,000	767,000	767,000	—	—	767,124	767,124
Secured term loan, net	298,500	287,418	287,418	—	301,858	—	301,858
Convertible notes, net	143,750	141,152	141,152	—	154,267	—	154,267
Loan participations sold, net	66,248	66,242	66,242	—	—	66,242	66,242
	$4,275,867	$4,258,376	$4,258,376	$—	$456,125	$3,829,930	$4,286,055

(A)    The principal balance of commercial real estate loans excludes premiums and unamortized discounts.
(B)    The amortized cost of commercial real estate loans is net of $4.7 million write-off on a mezzanine loan and $25.2 million unamortized origination discounts and deferred nonrefundable fees. The amortized cost of secured financing agreements is net of $3.8 million unamortized debt issuance costs.
(C)    The carrying value of commercial mortgage loans is net of $58.0 million allowance for credit losses.
(D)    Includes $897.7 million of CLO loan participations as of June 30, 2021. Includes senior loans for which KREF syndicated a vertical loan participation that did not qualify for sale accounting under GAAP, with a carrying value and a fair value of $66.2 million as of June 30, 2021.

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

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollars in tables in thousands, except per share amounts)
The following table contains the Level 3 inputs used to value assets and liabilities on a recurring and nonrecurring basis or where KREF discloses fair value as of June 30, 2021:

	Fair Value	Valuation Methodologies	Unobservable Inputs(A)	Weighted Average(B)	Range
Assets and Liabilities(C)(D)
Commercial real estate loans, held-for-investment(E)	$5,250,674	Discounted cash flow	Discount rate	4.4%	1.9% - 19.1%
	$5,250,674

(A)    An increase (decrease) in the valuation input results in a decrease (increase) in value.
(B)    Represents the average of the input value, weighted by the unpaid principal balance of the financial instrument.
(C)    KREF carries a $33.5 million investment in an aggregator vehicle alongside RECOP I (Note 9) at its pro rata share of the aggregator's net asset value, which management believes approximates fair value.
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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets not measured at fair value on an ongoing basis but subject to fair value adjustments only in certain circumstances, such as when there is evidence of impairment, are measured at fair value on a nonrecurring basis. For commercial real estate loans held-for-sale, KREF applies the lower of cost or fair value accounting and may be required, from time to time, to record a nonrecurring fair value adjustment. For commercial real estate loans held-for-investment and preferred interest in joint venture held-to-maturity, KREF applies the amortized cost method of accounting, but may be required, from time to time, to record a nonrecurring fair value adjustment in the form of a valuation provision or impairment. KREF did not report any significant financial assets or liabilities at fair value on a nonrecurring basis as of June 30, 2021 and December 31, 2020.

Assets and Liabilities for Which Fair Value is Only Disclosed

KREF does not carry its secured financing agreements at fair value as management did not elect the fair value option for these liabilities. As of June 30, 2021, the fair value of KREF's financing facilities approximated their respective outstanding principal balances.

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

KREF consolidates subsidiaries that incur U.S. federal, state and local income taxes, based on the tax jurisdiction in which each subsidiary operates. During the six months ended June 30, 2021 and 2020, KREF recorded a current income tax provision (benefit) of $0.2 million and $0.2 million, respectively, related to operations of its taxable REIT subsidiaries and various other state and local taxes. There were no deferred tax assets or liabilities as of June 30, 2021 and December 31, 2020.

As of June 30, 2021, tax years 2017 through 2020 remain subject to examination by taxing authorities.

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollars in tables in thousands, except per share amounts)
Note 16. Subsequent Events

The following events occurred subsequent to June 30, 2021:

Investing Activities

KREF originated the following loans:

Description/ Location	Property Type	Month Originated	Committed Principal Amount	Initial Principal Funded	Interest Rate (A)	Maturity Date(B)	LTV
Senior Loan, Mountain View, CA(C)	Office	July 2021	$250,000	$181,571	L + 3.3%	August 2026	73%
Senior Loan, Brisbane, CA	Life Science	July 2021	95,000	84,875	L + 3.0	August 2026	71
Total/ Weighted Average			$345,000	$266,446	L + 3.2%		72%

(A)    Floating rate based on one-month USD LIBOR.
(B)    Maturity date assumes all extension options are exercised, if applicable.
(C)    The total whole loan is $362.8 million, co-originated and co-funded by the Company and a KKR affiliate. The Company's interest is 69% of the loan.

Financing Activities

In July 2021, KREF priced a $1.30 billion managed CLO expected to close on or around August 16, 2021, subject to customary closing conditions (“KREF 2021-FL2”). KREF 2021-FL2 will provide KREF with match-term financing on a non-mark-to-market and non-recourse basis, and features a two-year reinvestment period with an 84.25% advance rate at a weighted average running cost of capital of LIBOR plus 1.30%, before transaction costs.

KREF borrowed $288.5 million under its secured financing agreements. In addition, KREF paid down $59.3 million of financing under the CLO.

Corporate Activities

Dividends

In July 2021, KREF paid $23.9 million in dividends on its common stock, or $0.43 per share, with respect to the second quarter of 2021, to stockholders of record on June 30, 2021.

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

Our Manager

We are externally managed by our Manager, KKR Real Estate Finance Manager LLC, an indirect subsidiary of KKR & Co. Inc. KKR is a leading global investment firm with an over 45-year history of leadership, innovation, and investment excellence. KKR manages multiple alternative asset classes, including private equity, real estate, energy, infrastructure and credit, with strategic manager partnerships that manage hedge funds. Our Manager manages our investments and our day-to-day business and affairs in conformity with our investment guidelines and other policies that are approved and monitored by our board of directors. Our Manager is responsible for, among other matters, (i) the selection, origination or purchase and sale of our portfolio investments, (ii) our financing activities and (iii) providing us with investment advisory services. Our Manager is also responsible for our day-to-day operations and performs (or causes to be performed) such services and activities relating to our investments and business and affairs as may be appropriate. Our investment decisions are approved by an investment committee of our Manager that is comprised of senior investment professionals of KKR, including senior investment professionals of KKR's global real estate group. For a summary of certain terms of the management agreement, see Note 13 to our condensed consolidated financial statements included in this Form 10-Q.

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

Earnings (Loss) Per Share and Dividends Declared

The following table sets forth the calculation of basic and diluted net income (loss) per share and dividends declared per share (amounts in thousands, except share and per share data):

	Three Months Ended
	June 30, 2021	March 31, 2021
Net income attributable to common stockholders	$29,264	$29,184
Weighted-average number of shares of common stock outstanding
Basic	55,632,322	55,619,428
Diluted	55,907,086	55,731,061
Net income per share, basic	$0.53	$0.52
Net income per share, diluted	$0.52	$0.52
Dividends declared per share	$0.43	$0.43

Distributable Earnings

Distributable Earnings, a measure that is not prepared in accordance with GAAP, is a key indicator of our ability to generate sufficient income to pay our quarterly dividends and in determining the amount of such dividends, which is the primary focus of yield/income investors who comprise a significant portion of our investor base. Accordingly, we believe providing Distributable Earnings on a supplemental basis to our net income as determined in accordance with GAAP is helpful to our stockholders in assessing the overall performance of our business.

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

We also use Distributable Earnings (before incentive compensation payable to our Manager) to determine the management and incentive compensation we pay our Manager. For its services to KREF, our Manager is entitled to a quarterly management fee equal to the greater of $62,500 or 0.375% of a weighted average adjusted equity and quarterly incentive compensation equal to 20.0% of the excess of (a) the trailing 12-month Distributable Earnings (before incentive compensation payable to our Manager) over (b) 7.0% of the trailing 12-month weighted average adjusted equity(1) (“Hurdle Rate”), less incentive compensation KREF already paid to the Manager with respect to the first three calendar quarters of such trailing 12-month period. The quarterly incentive compensation is calculated and paid in arrears with a three-month lag.

(1)    For purposes of calculating incentive compensation, adjusted equity excludes: (i) the effects of equity issued that provides for fixed distributions or other debt characteristics and (ii) unrealized provision for (reversal of) credit losses.

The following table provides a reconciliation of GAAP net income attributable to common stockholders to Distributable Earnings (amounts in thousands, except share and per share data):

	Three Months Ended
	June 30, 2021	March 31, 2021
Net Income (Loss) Attributable to Common Stockholders	$29,264	$29,184
Adjustments
Non-cash equity compensation expense	1,994	1,994
Unrealized (gains) or losses(A)	(364)	708
Provision for (reversal of) credit losses, net	(559)	(1,588)
Loan write-off	—	—
Non-cash convertible notes discount amortization	90	89
Distributable Earnings	$30,425	$30,387
Weighted average number of shares of common stock outstanding
Basic	55,632,322	55,619,428
Diluted(B)	55,907,086	55,731,061
Distributable Earnings per Diluted Weighted Average Share	$0.54	$0.55

(A)    Includes ($0.2) million and $0.7 million non-cash redemption value adjustment of our Special Non-Voting Preferred Stock, and ($0.1) million and $0.0 million of unrealized mark-to-market adjustment to our RECOP I's underlying CMBS investments for the three months ended June 30, 2021 and March 31, 2021, respectively.
(B)    Includes 274,764 and 111,633 dilutive restricted stock units for the three months ended June 30, 2021 and March 31, 2021, respectively.

Book Value per Share

We believe that book value per share is helpful to stockholders in evaluating the growth of our company as we have scaled our equity capital base and continue to invest in our target assets. The following table calculates our book value per share of common stock (amounts in thousands, except share and per share data):

	June 30, 2021	December 31, 2020
KKR Real Estate Finance Trust Inc. stockholders' equity	$1,224,495	$1,043,554
Series A preferred stock (liquidation preference of $25.00 per share)	(172,500)	—
Common stockholders' equity	$1,051,995	$1,043,554
Shares of common stock issued and outstanding at period end	55,637,480	55,619,428
Book value per share of common stock	$18.91	$18.76

Book value per share as of June 30, 2021 includes the impact of an estimated CECL credit loss allowance of $58.6 million, or ($1.05) per common share, and is net of $6.2 million, or ($0.11) per common share, Series A Cumulative Redeemable Preferred Stock offering costs. See Note 2 — Summary of Significant Accounting Policies, to our condensed consolidated financial statements included in this Form 10-Q for detailed discussion of allowance for credit losses.

In addition, book value per share includes the impact of a $0.5 million, or $(0.01) per common share, non-cash redemption value adjustment to our redeemable Special Non-Voting Preferred Stock (“SNVPS”) for the six months ended June 30, 2021, resulting in a cumulative (since issuance of the SNVPS) decrease of $2.3 million, or ($0.04) per common share to our book value (“SNVPS Cumulative Impact”) as of June 30, 2021.

During the third quarter of 2021, we expect to recognize an increase of approximately $0.3 million to the redemption value of our SNVPS and a corresponding increase to our book value. The non-cash redemption value adjustment will decrease our third quarter of 2021 Net Income Attributable to Common Stockholders (in accordance with GAAP) and will be added back to Distributable Earnings.

Effective October 1, 2021, our call right becomes exercisable and allows us to redeem the SNVPS at the Call Amount, as defined. Upon redemption of the SNVPS, our book value will increase as a result of a one-time gain, thus substantially eliminating the SNVPS Cumulative Impact on our book value. See Note 10 — Equity, to our condensed consolidated financial statements included in this Form 10-Q for detailed discussion of the SNVPS.

Our Portfolio

We have established a $5,618.0 million portfolio of diversified investments, consisting primarily of performing senior loans as of June 30, 2021.

Our loan portfolio is 97.9% performing as of June 30, 2021. During the three months ended June 30, 2021, we collected 97.3% of interest payments due on our loan portfolio. As of June 30, 2021, the average risk rating of our loan portfolio was 3.1 (Average Risk), weighted by total loan exposure. As of June 30, 2021, 90.4% of our loans, based on total loan exposure, was risk-rated 3 or better. As of June 30, 2021, the average loan commitment in our portfolio was $132.4 million and multifamily and office loans comprised 83% of our loan portfolio, while hospitality and retail loans comprised 6% of the portfolio.

Since our IPO, we have continued to execute on our primary investment strategy of originating floating-rate transitional senior loans and, as we continue to scale our loan portfolio, we expect that our originations will continue to be heavily weighted toward floating-rate loans. As of June 30, 2021, 99.9% of our loans by total loan exposure earned a floating rate of interest and approximately 57% of our portfolio was subject to a LIBOR floor of at least 1.00%, with a weighted average floor of 1.34%. We expect the majority of our future investment activity to focus on originating floating-rate senior loans that we finance with our repurchase and other financing facilities, with a secondary focus on originating floating-rate loans for which we syndicate a senior position and retain a subordinated interest for our portfolio. As of June 30, 2021, all of our investments were located in the United States.

The following charts illustrate the diversification and composition of our loan portfolio, based on type of investment, interest rate, underlying property type, geographic location, vintage and LTV as of June 30, 2021(A):

The charts above are based on total assets. Total assets reflect the principal amount of our commercial real estate loans.

(A)    Excludes CMBS B-Piece investments held through RECOP I, an equity method investment.
(B)    Excludes one real estate corporate loan to a multifamily operator with an outstanding principal amount of $38.1 million, representing 0.7% of our commercial real estate loans as of June 30, 2021.
(C)    LTV is generally based on the initial loan amount divided by the as-is appraised value as of the date the loan was originated or by the current principal amount as of the date of the most recent as-is appraised value. Excludes (i) one real estate corporate loan to a multifamily operator with an outstanding principal of $38.1 million as of June 30, 2021, and (ii) two non-performing 5-rated loans on non-accrual status; with a total outstanding principal of $115.1 million, representing 2.1% of our commercial real estate loan portfolio as of June 30, 2021.

The following table details our quarterly loan activity (dollars in thousands):

	Three Months Ended
	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020
Loan originations	$967,108	$534,500	$565,351	$—
Loan fundings(A)	$558,387	$575,826	$496,005	$50,577
Loan repayments/syndications(B)	(270,980)	(244,348)	(534,581)	(274,311)
Net fundings	287,407	331,478	(38,576)	(223,734)
PIK interest	458	845	1,872	1,433
Total activity	$287,865	$332,323	$(36,704)	$(222,301)
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

The following table details overall statistics for our loan portfolio as of June 30, 2021 (dollars in thousands):

		Total Loan Exposure(A)
	Balance Sheet Portfolio	Total Loan Portfolio	Floating Rate Loans	Fixed Rate Loans
Number of loans	49	49	48	1
Principal balance	$5,337,799	$5,582,308	$5,576,808	$5,500
Amortized cost	$5,308,500	$5,553,008	$5,552,158	$850
Unfunded loan commitments(B)	$847,696	$847,696	$847,696	$—
Weighted-average cash coupon(C)	4.7%	4.6%	L + 3.3%	11.0%
Weighted-average all-in yield(C)	5.0%	4.9%	L + 3.6%	11.0%
Weighted-average maximum maturity (years)(D)	3.1	3.2	3.2	4.0
LTV(E)	67%	67%	67%	n.a.

(A)     In certain instances, we finance our loans through the non-recourse sale of a senior interest that is not included in our condensed consolidated financial statements. Total loan exposure includes the entire loan we originated and financed.
(B)     Unfunded commitments will primarily be funded to finance property improvements and renovations or lease-related expenditures by the borrowers. These future commitments will be funded over the term of each loan, subject in certain cases to an expiration date.
(C)     As of June 30, 2021, 100.0% of floating rate loans by principal balance are indexed to one-month USD LIBOR. In addition to cash coupon, all-in yield includes the amortization of deferred origination fees, loan origination costs and purchase discounts. Cash coupon and all-in yield for the total portfolio assume applicable floating benchmark rates as of June 30, 2021. L = the greater of one-month USD LIBOR; spot rate of 0.10%, and the applicable contractual LIBOR floor, included in portfolio-wide averages represented as fixed rates. Does not factor in prepayment fee income that might be earned upon prepayment.
(D)     Maximum maturity assumes all extension options are exercised by the borrower; however, our loans may be repaid prior to such date. As of June 30, 2021, based on total loan exposure, 50.1% of our loans were subject to yield maintenance or other prepayment restrictions and 49.9% were open to repayment by the borrower without penalty.
(E)     Loan-to-value ratio ("LTV") is generally based on the initial loan amount divided by the as-is appraised value as of the date the loan was originated or by the current principal amount as of the date of the most recent as-is appraised value. Weighted average LTV excludes (i) one real estate corporate loan to a multifamily operator with an outstanding principal of $38.1 million as of June 30, 2021 and (ii) two non-performing 5-rated loans on non-accrual status; with a total outstanding principal of $115.1 million as of June 30, 2021.

The table below sets forth additional information relating to our portfolio as of June 30, 2021 (dollars in millions):

	Investment(A)	Location	Property Type	Investment Date	Total Whole Loan	Committed Principal Amount	Current Principal Amount	Net Equity(B)	Coupon(C)(D)	Max Remaining Term (Years)(C)(E)	Loan Per SF / Unit / Key	LTV(C)(F)	Risk Rating
	Senior Loans(H)
1	Senior Loan	Chicago, IL	Multifamily	6/28/2019	$340.0	$340.0	$339.8	$79.0	L + 2.8	5.0	$ 424,752 / unit	75%	3
2	Senior Loan	Arlington, VA	Multifamily	6/28/2019	345.0	278.8	271.1	72.0	L + 2.6	3.0	$ 244,215 / unit	70	3
3	Senior Loan	Los Angeles, CA	Multifamily	2/19/2021	260.0	260.0	248.0	101.1	L + 3.6	4.7	$ 462,687 / unit	68	3
4	Senior Loan	Boston, MA	Office	5/24/2018	250.5	250.5	225.4	38.9	L + 3.2	2.5	$ 482 / SF	53	3
5	Senior Loan	New York, NY	Condo (Residential)	12/20/2018	234.5	234.5	202.8	46.2	L + 3.6	2.5	$ 1,267 / SF	71	4
6	Senior Loan	Various	Multifamily	5/31/2019	216.5	216.5	213.3	40.6	L + 3.1	2.9	$ 199,302 / unit	74	3
7	Senior Loan(K)	Various	Industrial	6/30/2021	425.0	212.5	0.5	(1.7)	L + 5.4	5.0	$ 4 / SF	76	3
8	Senior Loan	Minneapolis, MN	Office	11/13/2017	194.4	194.4	194.4	38.0	L + 3.8	1.4	$ 179 / SF	63	2
9	Senior Loan	Boston, MA	Office	2/4/2021	375.0	187.5	187.5	37.3	L + 3.3	4.6	$ 506 / SF	71	3
10	Senior Loan	Chicago, IL	Multifamily	6/6/2019	186.0	186.0	179.5	39.7	L + 3.6	2.9	$ 364,837 / unit	72	3
11	Senior Loan	Denver, CO	Multifamily	8/13/2019	185.0	185.0	177.0	57.0	L + 2.8	3.2	$ 297,954 / unit	64	3
12	Senior Loan	Philadelphia, PA	Office	4/11/2019	182.6	182.6	155.5	24.9	L + 2.6	2.9	$ 216 / SF	65	3
13	Senior Loan	Washington, D.C.	Office	12/20/2019	175.5	175.5	98.8	27.5	L + 3.4	3.5	$ 483 / SF	58	3
14	Senior Loan	Seattle, WA	Office	9/13/2018	172.0	172.0	172.0	34.3	L + 3.9	2.3	$ 502 / SF	62	3
15	Senior Loan	Chicago, IL	Office	7/15/2019	170.0	170.0	133.3	24.5	L + 3.3	3.1	$ 128 / SF	59	3
16	Senior Loan	Boston, MA	Office	4/27/2021	332.3	166.2	105.9	62.4	L + 3.6	4.9	$ 440 / SF	66	3
17	Senior Loan	Philadelphia, PA	Office	6/19/2018	165.0	165.0	165.0	37.7	L + 2.5	2.0	$ 169 / SF	71	3
18	Senior Loan	New York, NY	Multifamily	12/5/2018	163.0	163.0	148.0	24.0	L + 2.6	2.4	$ 556,391 / unit	67	3
19	Senior Loan	Oakland, CA	Office	10/23/2020	509.9	159.7	97.2	15.4	L + 4.3	4.4	$ 299 / SF	65	3
20	Senior Loan	Plano, TX	Office	2/6/2020	153.7	153.7	120.0	26.2	L + 2.7	3.6	$ 166 / SF	64	3
21	Senior Loan	Fort Lauderdale, FL	Hospitality	11/9/2018	140.0	140.0	130.0	25.8	L + 3.4	2.4	$ 375,723 / key	66	3
22	Senior Loan	Boston, MA	Multifamily	3/29/2019	138.0	138.0	137.0	22.9	L + 2.7	2.8	$ 351,282 / unit	63	3
23	Senior Loan	West Palm Beach, FL	Multifamily	11/7/2018	135.0	135.0	133.2	23.3	L + 2.9	2.4	$ 164,090 / unit	73	3
24	Senior Loan	Fontana, CA	Industrial	5/11/2021	119.9	119.9	42.2	12.7	L + 4.6	4.9	$ 36 / SF	64	3
25	Senior Loan	Irving, TX	Multifamily	4/22/2021	117.6	117.6	105.0	62.8	L + 3.3	4.9	$ 115,639 / unit	70	3
26	Senior Loan	Pittsburgh, PA	Student Housing	6/8/2021	112.5	112.5	112.5	16.8	L + 2.9	4.9	$ 155,602 / bed	74	3
27	Senior Loan	Portland, OR	Retail	10/26/2015	109.6	109.6	109.6	89.6	L + 5.5	—	$ 101 / SF	n.a.	5
28	Senior Loan	San Diego, CA	Multifamily	2/3/2020	102.3	102.3	102.3	14.8	L + 3.3	3.6	$ 442,965 / unit	71	3
29	Senior Loan	Denver, CO	Industrial	12/11/2020	95.8	95.8	43.9	18.5	L + 3.8	4.5	$ 29 / SF	61	3
30	Senior Loan	State College, PA	Student Housing	10/15/2019	93.4	93.4	78.2	25.9	L + 2.7	3.4	$ 65,510 / bed	64	3
31	Senior Loan	Seattle, WA	Multifamily	9/7/2018	92.3	92.3	92.3	17.1	L + 3.4	2.2	$ 515,571 / unit	76	3
32	Senior Loan	Denver, CO	Multifamily	6/24/2021	88.5	88.5	88.5	57.5	L + 3.0	5.0	$ 295,000 / unit	77	3
33	Senior Loan	Dallas, TX	Office	1/22/2021	87.0	87.0	87.0	21.0	L + 3.3	4.6	$ 288 / SF	65	3
34	Senior Loan	New York, NY	Multifamily	3/29/2018	86.0	86.0	86.0	14.9	L + 4.0	1.8	$ 462,366 / unit	48	3
35	Senior Loan	Seattle, WA	Office	3/20/2018	80.7	80.7	80.7	14.9	L + 4.1	1.8	$ 468 / SF	61	3

	Investment(A)	Location	Property Type	Investment Date	Total Whole Loan	Committed Principal Amount	Current Principal Amount	Net Equity(B)	Coupon(C)(D)	Max Remaining Term (Years)(C)(E)	Loan Per SF / Unit / Key	LTV(C)(F)	Risk Rating
36	Senior Loan	Austin, TX	Multifamily	12/4/2020	80.0	80.0	78.6	17.5	L + 3.7	3.4	$ 201,499 / unit	77	3
37	Senior Loan	Mesa, AZ	Industrial	5/4/2021	77.8	77.8	33.6	32.9	L + 3.2	4.9	$ 39 / SF	55	3
38	Senior Loan	Brooklyn, NY	Hospitality	1/18/2019	77.2	77.2	77.2	17.1	L + 2.9	2.6	$394,009 / key	69	4
39	Senior Loan	Philadelphia, PA	Multifamily	10/30/2018	77.0	77.0	77.0	13.5	L + 2.7	2.4	$ 150,391 / unit	73	3
40	Senior Loan	Phoenix, AZ	Single Family Rental	4/22/2021	72.1	72.1	10.6	2.8	L + 4.8	4.9	$ 23,013 / unit	50	3
41	Senior Loan	New York, NY	Condo (Residential)	8/4/2017	71.6	71.6	71.6	50.3	L + 4.7	0.3	$ 1,665 / SF (I)	73	4
42	Senior Loan	Arlington, VA	Multifamily	10/23/2020	141.8	70.9	70.5	15.5	L + 3.8	4.3	$ 391,938 / unit	73	3
43	Senior Loan	Queens, NY	Industrial	7/21/2017	70.1	70.1	66.9	16.7	L + 3.0	1.1	$ 111 / SF	77	4
44	Senior Loan	Washington, D.C.	Multifamily	12/4/2020	69.0	69.0	66.1	16.8	L + 3.5	4.4	$ 264,205 / unit	63	3
45	Senior Loan	Austin, TX	Multifamily	9/12/2019	67.5	67.5	67.5	13.1	L + 2.5	3.2	$ 190,678 / unit	75	3
46	Senior Loan	Denver, CO	Multifamily	10/14/2020	80.0	40.0	38.7	7.6	L + 3.6	3.4	$ 461,266 / unit	49	3
	Total/Weighted Average Senior Loans Unlevered				$7,518.5	$6,425.0	$5,521.7	$1,467.3	L + 3.3%	3.2		67%	3.1
	Non-Senior Loans
1	Mezzanine	Westbury, NY	Multifamily	1/27/2020	17.0	17.0	17.0	16.9	L + 9.0	3.1	$ 451,477 / unit	64	3
2	Mezzanine(J)	Various	Retail	6/19/2015	5.5	5.5	5.5	0.9	11.0%	4.0	$ 45 / SF	n.a.	5
3	Corporate	n.a.	Multifamily	12/11/2020	95.3	38.1	38.1	37.4	L + 12.0	4.5	n.a.	n.a.	3
	Total/Weighted Average Non-Senior Loans Unlevered				$117.8	$60.6	$60.6	$55.2	12.3%	4.1		n.a.	3.2
	CMBS B-Pieces
1	RECOP I(G)	Various	Various	2/13/2017	n.a.	40.0	35.7	35.7	4.8	8.0	n.a.	58	n.a.
	Total/Weighted Average CMBS B-Pieces Unlevered					$40.0	$35.7	$35.7	4.8%	8.0		58%

*    Numbers presented may not foot due to rounding.
(A)    Our total portfolio represents the current principal amount on senior, mezzanine and corporate loans and net equity in RECOP I, which holds CMBS B-Piece investments.
For Senior Loan 9, the total whole loan is $375.0 million, co-originated and co-funded by us and a KKR affiliate. Our interest was 50% of the loan or $187.5 million, of which $150.0 million in senior notes were syndicated to a third party. Post syndication, we retained a mezzanine loan with a commitment of $37.5 million, fully funded as of June 30, 2021, at an interest rate of L+7.9%.
For Senior Loan 10, the total whole loan is $186.0 million, of which a $81.6 million senior note was syndicated to a third party lender. Post syndication, we retained the mezzanine loan and a 45% interest in the senior loan with a total commitment of $104.4 million, of which $100.7 million was funded as of June 30, 2021, at a blended interest rate of L+4.7%.
For Senior Loan 19, the total whole loan is $509.9 million, co-originated and co-funded by us and a KKR affiliate. Our interest was 31% of the loan or $159.7 million, of which $134.7 million in senior notes were syndicated to third party lenders. Post syndication, we retained a mezzanine loan with a commitment of $25.0 million, of which $15.2 million was funded as of June 30, 2021, at an interest rate of L+12.9%.
(B)    Net equity reflects (i) the amortized cost basis of our loans, net of borrowings; and (ii) the cost basis of our investment in RECOP I.
(C)    Weighted average is weighted by current principal amount for our senior, mezzanine and corporate loans and by net equity for our RECOP I CMBS B-Pieces.
(D)    L = the greater of one-month USD LIBOR; spot rate of 0.10%, and the applicable contractual LIBOR floor, included in portfolio-wide averages represented as fixed rates.
(E)    Max remaining term (years) assumes all extension options are exercised, if applicable.
(F)    For senior loans, LTV is generally based on the initial loan amount divided by the as-is appraised value as of the date the loan was originated or by the current principal amount as of the date of the most recent as-is appraised value; for mezzanine loans, LTV is based on the current balance of the whole loan divided by the as-is appraised value as of the date the loan was originated; for RECOP I CMBS B-Pieces, LTV is based on the weighted average LTV of the underlying loan pool at issuance. Weighted Average LTV does not include (i) one fully funded corporate loan to a multifamily operator with an outstanding principal amount of $38.1 million and (ii) two non-performing 5-rated loans on non-accrual status; with a total outstanding principal of $115.1 million as of June 30, 2021.
For Senior Loan 5, LTV is based on the initial loan amount divided by the appraised bulk sale value assuming a condo-conversion and no renovation.
For Senior Loan 28, LTV is based on the current principal amount divided by the adjusted appraised gross sellout value net of sales cost.
For Senior Loans 7, 24, 29, 37, 40 and Mezzanine Loan 1, LTV is calculated as the total commitment amount of the loan divided by the as-stabilized value as of the date the loan was originated.
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
(I)    For Senior Loan 41, Loan per SF of $1,665 is based on the allocated loan amount of the residential units. Excluding the value of the retail and parking components of the collateral, the Loan per SF is $2,133 based on allocating the full amount of the loan to only the residential units.
(J)    For Mezzanine Loan 2, Current Principal Amount is gross of $4.7 million write-off (of amortized cost).
(K)    For Senior Loan 7, the total whole loan facility is $425.0 million, co-originated and co-funded by us and a KKR affiliate. Our interest was 50% of the facility or $212.5 million. The facility is comprised of individual cross-collateralized whole loans. As of June 30, 2021, there was one underlying senior loan in the facility with a commitment of $10.4 million and outstanding principal of $0.5 million.

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

We may enter into loan modifications that include, among other changes, incremental capital contributions or partial repayments from certain borrowers, repurposing of reserves, and a temporary partial deferral for a portion of the coupon as payment-in-kind interest (“PIK Interest”) due, which is capitalized, compounded, and added to the outstanding principal balance of the respective loans. As of June 30, 2021, total PIK Interest relating to loan modifications was $2.8 million.

During the three months ended March 31, 2021, we modified one hotel loan with an outstanding principal balance and amortized cost of $130.0 million and $129.9 million, respectively, as of June 30, 2021. The loan modification included a principal paydown of $10.0 million, full payment of outstanding PIK interest of $1.6 million, and amended extension hurdles, with no change to the overall coupon. As a result of the improved performance of the underlying property, coupled with the paydown in connection with the modification, we upgraded the risk rating of this loan from a 4 rating to a 3 in the first quarter of 2021.

During the fourth quarter of 2020, we modified one senior retail loan with a principal balance and an amortized cost of $109.6 million, respectively, to extend the maturity date through March 2021 with an option to extend to April 2021. The loan modification included a deferral of interest due and a Deed in Lieu of Foreclosure, which allows us to obtain title of the underlying property in the event of default, as defined. As of June 30, 2021, the loan had a risk rating of 5, and was placed on non-accrual status in October 2020. We had no remaining unfunded commitment as of June 30, 2021. While we did not forgive or charge-off any amounts due under this loan, this modification is considered a TDR under GAAP. There were no other material modifications during the six months ended June 30, 2021.

As of June 30, 2021, the average risk rating of our loan portfolio was 3.1 (Average Risk), weighted by total loan exposure, consistent with that as of March 31, 2021.

June 30, 2021					March 31, 2021
Risk Rating	Number of Loans	Net Book Value	Total Loan Exposure(A)(B)	Total Loan Exposure %	Risk Rating	Number of Loans	Net Book Value	Total Loan Exposure(A)(B)	Total Loan Exposure %
1	—	$—	$—	—%	1	—	$—	$—	—%
2	1	194,064	194,400	3.5	2	1	193,791	194,400	3.7
3	42	4,580,309	4,854,305	87.0	3	36	4,267,263	4,539,577	85.7
4	4	405,995	418,532	7.5	4	4	437,272	445,395	8.4
5	2	70,121	115,071	2.0	5	2	70,121	115,071	2.2
	49	$5,250,489	$5,582,308	100.0%		43	$4,968,447	$5,294,443	100.0%
(A)    Excludes $66.2 million of vertical loan syndication as of June 30, 2021 and March 31, 2021.
(B)    In certain instances, we finance our loans through the non-recourse sale of a senior interest that is not included in our condensed consolidated financial statements under GAAP. Total loan exposure includes the entire loan we originated and financed, including $310.8 million and $309.2 million of such non-consolidated senior interests as of June 30, 2021 and March 31, 2021, respectively.

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

Our Non-Mark-to-Market Financing Sources, which accounted for 76% of our total secured financing (excluding our corporate revolver) as of June 30, 2021, are not subject to credit or capital markets mark-to-market provisions. The remaining 24% of our secured borrowings, which is primarily comprised of three master repurchase agreements, are only subject to credit marks.

We continue to expand and diversify our financing sources, especially those sources that provide non-mark-to-market financing, reducing our exposure to market volatility.

The following table summarizes our portfolio financing (dollars in thousands):

		Portfolio Financing Outstanding Principal Balance(A)
	Non-/Mark-to-Market	June 30, 2021	December 31, 2020
Master repurchase agreements	Mark-to-Credit	$1,047,592	$673,120
Term loan financing	Non-Mark-to-Market	992,777	948,204
Term lending agreement	Non-Mark-to-Market	900,000	900,000
Collateralized loan obligations	Non-Mark-to-Market	767,000	810,000
Secured term loan	Non-Mark-to-Market	298,500	300,000
Asset specific financing	Non-Mark-to-Market	60,000	60,000
Warehouse Facility	Non-Mark-to-Market	—	—
Non-consolidated senior interests	Non-Mark-to-Market	310,756	158,672
Total portfolio financing		$4,376,625	$3,849,996
(A)    Excludes $66.2 million of vertical loan participations sold as of June 30, 2021 and December 31, 2020. Such participations did not qualify for sale accounting under GAAP and therefore were consolidated in our Condensed Consolidated Balance Sheets as of June 30, 2021 and December 31, 2020.

Financing Agreements

The following table details our financing agreements (dollars in thousands):

	June 30, 2021
	Maximum	Collateral	Borrowings
	Facility Size(A)	Assets(B)	Potential(C)	Outstanding	Available
Master Repurchase Agreements
Wells Fargo	$1,000,000	$917,770	$626,149	$498,276	$127,873
Morgan Stanley	600,000	615,210	459,214	448,562	10,652
Goldman Sachs	240,000	182,716	101,059	100,754	305
Term Loan Facility	1,000,000	1,195,821	992,777	992,777	—
Term Lending Agreement
KREF Lending V	900,000	1,132,905	900,000	900,000	—
Warehouse Facility
HSBC	500,000	—	—	—	—
Asset Specific Financing
BMO Facility	300,000	76,000	60,000	60,000	—
Revolver	335,000	—	335,000	—	335,000
	$4,875,000	$4,120,422	$3,474,199	$3,000,369	$473,830
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

Each of our existing master repurchase facilities includes "credit mark-to-market" features. "Credit mark-to-market" provisions in repurchase facilities are designed to keep the lenders' credit exposure generally constant as a percentage of the underlying collateral value of the assets pledged as security to them. If the credit underlying collateral value decreases, the gross amount of leverage available to us will be reduced as our assets are marked-to-market, which would reduce our liquidity. The lender under the applicable repurchase facility sets the valuation and any revaluation of the collateral assets in its sole, good faith discretion. As a contractual matter, the lender has the right to reset the value of the assets at any time based on then-current market conditions, but the market convention is to reassess valuations on a monthly, quarterly and annual basis using the financial information delivered pursuant to the facility documentation regarding the real property, borrower and guarantor under such underlying loans. Generally, if the lender determines (subject to certain conditions) that the market value of the collateral in a repurchase transaction has decreased by more than a defined minimum amount, the lender may require us to provide additional collateral or lead to margin calls that may require us to repay all or a portion of the funds advanced. We closely monitor our liquidity and intend to maintain sufficient liquidity on our balance sheet in order to meet any margin calls in the event of any significant decreases in asset values. As of June 30, 2021 and December 31, 2020, the weighted average haircut under our repurchase agreements was 38.9% and 36.7%, respectively (or 30.8% and 34.8%, respectively, if we had borrowed the maximum amount approved by its repurchase agreement counterparties as of such dates). In addition, our existing master repurchase facilities are not entirely term-matched financings and may mature before our CRE debt investments that represent underlying collateral to those financings. As we negotiate renewals and extensions of these liabilities, we may experience lower advance rates and higher pricing under the renewed or extended agreements.

Term Loan Financing

In connection with our efforts to diversify our financing sources, further expand our non-mark-to-market borrowing base and reduce our exposure to market volatility, we entered into a term loan financing agreement in April 2018 with third party lenders for an initial borrowing capacity of $200.0 million that was increased to $1.0 billion in October 2018 (“Term Loan Facility”). The facility provides us with asset-based financing on a non-mark-to-market basis with matched term up to five years and is non-recourse to us. Borrowings under the facility are collateralized by senior loans, held-for-investment, and bear interest equal to one-month LIBOR plus a margin. As of June 30, 2021, the weighted average margin on the facility was 1.6%.
The following table summarizes our borrowings under the Term Loan Facility (dollars in thousands):

	June 30, 2021
Term Loan Facility	Count	Outstanding Principal	Amortized Cost	Carrying Value	Wtd. Avg. Yield/Cost(A)	Guarantee(B)	Wtd. Avg. Term(C)
Collateral assets	13	$1,195,821	$1,192,567	$1,191,508	L + 3.2%	n.a.	May 2024
Financing provided	n.a.	992,777	992,777	992,777	L + 1.6%	n.a.	May 2024
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

Term Lending Agreement

In June 2019, we entered into a Master Repurchase and Securities Contract Agreement (the "Term Lending Agreement") with Morgan Stanley Mortgage Capital Holdings LLC ("Administrative Agent"), as administrative agent on behalf of Morgan Stanley Bank, N.A. ("Initial Buyer"), which provides for current and future financings of up to $900.0 million on a non-mark-to-market basis. In March 2021, the current stated maturity was extended to June 2022, subject to four additional one-year extension options, which may be exercised by us upon the satisfaction of certain customary conditions and thresholds. The Initial Buyer subsequently syndicated a portion of the facility to multiple financial institutions. As of June 30, 2021, the Initial Buyer held 22.2% of the total commitment under the facility. Borrowings under the Term Lending Agreement are collateralized by certain loans, held for investment, and bear interest equal to one-month LIBOR, plus a 1.9% margin. Total outstanding borrowings under the Term Lending Agreement as of June 30, 2021 totaled $900.0 million.

Warehouse Facility

In March 2020, we entered into a $500.0 million Loan and Security Agreement with HSBC Bank USA, National Association (“HSBC Facility”). The facility, which matures in March 2023, provides warehouse financing on a non-mark-to-market basis with partial recourse to us. Borrowings under the facility are collateralized by certain loans, held for investment, and bear interest equal to one-month LIBOR, plus a margin. As of June 30, 2021, there was no balance outstanding on this facility.

Asset Specific Financing

In August 2018, we entered into a $200.0 million loan financing facility with BMO Harris Bank (the "BMO Facility”). In May 2019, we increased the borrowing capacity to $300.0 million. The facility provides asset-based financing on a non-mark-to-market basis with matched-term up to five years with partial recourse to us. As of June 30, 2021, there was $60.0 million outstanding on this facility.

Revolving Credit Agreement

We have a $335.0 million corporate revolving credit facility (“Revolver”) administered by Morgan Stanley Senior Funding, Inc. We may use our Revolver as a source of financing, which is designed to provide short-term liquidity to purchase or de-lever loans, pay operating expenses and borrow amounts for general corporate purposes. Borrowings under the Revolver bear interest at a per annum rate equal to the sum of (i) a floating rate index and (ii) a fixed margin. Our Revolver is secured by corporate level guarantees and does not include asset-based collateral. As of June 30, 2021, there was no balance outstanding on this facility.

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

The following table outlines KREF 2018-FL1 collateral assets and respective borrowing (dollars in thousands):

	June 30, 2021
Collateralized Loan Obligation	Count	Outstanding Principal	Amortized Cost	Carrying Value	Wtd. Avg. Yield/Cost	Wtd. Avg. Term(B)
Collateral assets(A)	19	$957,000	$957,000	$956,276	L + 3.1%	March 2024
Financing provided	1	767,000	767,000	767,000	L + 1.4%	June 2036
(A)Collateral loan assets represent 16.8% of the principal of our commercial real estate loans as of June 30, 2021. As of June 30, 2021, 100% of our loans financed through the CLO are floating rate loans.
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

The following table details our loan participations sold (dollars in thousands):

	June 30, 2021
Loan Participations Sold	Count	Principal Balance	Amortized Cost	Carrying Value	Yield/Cost(A)	Guarantee	Term
Total loan	1	$337,327	$336,656	$336,251	L + 2.6%	n.a.	July 2024
Vertical loan participation(B)	1	66,248	66,242	66,242	L + 2.6%	n.a.	July 2024
(A)     Our floating rate loans and related liabilities were indexed to one-month LIBOR. Our net interest rate exposure is in direct proportion to our net assets.
(B)    During the six months ended June 30, 2021, we recorded $1.5 million of interest income and $1.5 million of interest expense, respectively, related to the vertical loan participations sold.

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

The following table details the subordinate interests retained on our balance sheet and the related non-consolidated senior interests (dollars in thousands):

	June 30, 2021
Non-Consolidated Senior Interests	Count	Principal Balance	Carrying Value	Wtd. Avg. Yield/Cost	Guarantee	Wtd. Avg. Term
Total loan	3	$464,191	n.a.	L + 3.6%	n.a.	May 2025
Senior participation	3	310,756	n.a.	L + 2.3%	n.a.	August 2025
Interests retained		153,435		L + 6.3%		December 2024

Secured Term Loan

In September 2020, we entered into a $300.0 million secured term loan at a price of 97.5%, which bears interest at a per annum rate equal to LIBOR plus a 4.75% margin, subject to a 1.0% LIBOR floor, payable quarterly beginning in December 2020. The secured term loan is partially amortizing, with an amount equal to 1.0% per annum of the principal balance due in quarterly installments starting March 31, 2021. As of June 30, 2021, outstanding borrowing under the secured term loan was $298.5 million. Our secured term loan is open for repricing following its first anniversary.

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

Borrowing Activities

The following tables provide additional information regarding our borrowings (dollars in thousands):

		Six Months Ended June 30, 2021
	Outstanding Principal as of June 30, 2021	Average Daily Amount Outstanding(A)	Maximum Amount Outstanding	Weighted Average Daily Interest Rate
Wells Fargo	$498,276	$510,884	$614,878	1.6%
Morgan Stanley	448,562	390,202	448,562	2.1
Goldman Sachs	100,754	83,958	107,617	3.0
Term Loan Facility	992,777	910,075	992,777	1.7
KREF Lending V	900,000	900,000	900,000	2.0
Warehouse Facility	—	—	—	—
BMO Facility	60,000	60,000	60,000	1.8
Revolver	—	10,249	265,000	2.1
Total/Weighted Average	$3,000,369			1.9%
(A)     Represents the average for the period the facility was outstanding.

	Average Daily Amount Outstanding(A)
	Three Months Ended
	June 30, 2021	March 31, 2021
Wells Fargo	$529,169	$492,395
Morgan Stanley	429,449	350,519
Goldman Sachs	91,075	76,762
Term Loan Facility	878,021	942,484
KREF Lending V	900,000	900,000
Warehouse Facility	—	—
BMO Facility	60,000	60,000
Revolver	—	20,611
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
•a minimum consolidated tangible net worth covenant (75.0% of the aggregate net cash proceeds of any equity issuances made and any capital contributions received by us and KKR Real Estate Finance Holdings L.P. (our "Operating Partnership") or up to approximately $1,005.0 million, depending on the agreement;
•a cash liquidity covenant (the greater of $10.0 million or 5.0% of our recourse indebtedness);
•a total indebtedness covenant (83.3% of our Total Assets, as defined);

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

As of June 30, 2021, we were in compliance with the covenants of our financing facilities.

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

Results of Operations

Three Months Ended June 30, 2021 Compared to Three Months Ended March 31, 2021

As previously disclosed, beginning with our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, and for all subsequent reporting periods, we have elected to present results of operations by comparing to the immediately preceding period. Given the dynamic nature of our business and the sensitivity to the real estate and capital markets, we believe providing analysis of results of operations by comparing to the immediately preceding period is more meaningful to our stockholders in assessing the overall performance of our current business.

The following table summarizes the changes in our results of operations for the three months ended June 30, 2021 and March 31, 2021 (dollars in thousands, except per share data):

	Three Months Ended		Increase (Decrease)
	June 30, 2021	March 31, 2021	Dollars	Percentage
Net Interest Income
Interest income	$67,149	$64,766	$2,383	3.7%
Interest expense	26,958	27,383	(425)	(1.6)
Total net interest income	40,191	37,383	2,808	7.5
Other Income
Income (loss) from equity method investments	1,256	1,090	166	15.2
Other income	100	66	34	51.5
Total other income (loss)	1,356	1,156	200	17.3

Operating Expenses
General and administrative	3,688	3,505	183	5.2
Provision for (reversal of) credit losses, net	(559)	(1,588)	1,029	64.8
Management fees to affiliate	4,835	4,290	545	12.7
Incentive compensation to affiliate	2,403	2,192	211	9.6
Total operating expenses	10,367	8,399	1,968	23.4
Income (Loss) Before Income Taxes, Preferred Dividends and Redemption Value Adjustment	31,180	30,140	1,040	3.5
Income tax expense (benefit)	103	48	55	114.6
Net Income (Loss)	31,077	30,092	985	3.3
Preferred stock dividends and redemption value adjustment	1,813	908	905	99.7
Net Income (Loss) Attributable to Common Stockholders	$29,264	$29,184	$80	0.3%

Net Income (Loss) Per Share of Common Stock
Basic	$0.53	$0.52	$—	—%
Diluted	$0.52	$0.52	$—	—%
Weighted Average Number of Shares of Common Stock Outstanding
Basic	55,632,322	55,619,428	12,894	—%
Diluted	55,907,086	55,731,061	176,025	0.3%

Dividends Declared per Share of Common Stock	$0.43	$0.43	$—	—%

Net Interest Income

Net interest income increased by $2.8 million, or 7.5%, during the three months ended June 30, 2021, compared to the three months ended March 31, 2021, resulting from a $2.4 million, or 3.7%, increase in our interest income and a $0.4 million, or 1.6%, decrease in our interest expense.

Our interest income increased primarily as the weighted average principal balance of our loan portfolio increased by $188.0 million for the three months ended June 30, 2021, compared to the three months ended March 31, 2021, as a result of continuing capital deployment from loan repayments and the net proceeds from the Series A preferred stock issuance in April 2021.

The decrease in interest expense was primarily due to lower LIBOR during the quarter. The decrease was partially offset by incremental interest expense from additional borrowings on our financing facilities to finance loan originations. The weighted-average principal balance of our borrowings increased by $8.9 million for the three months ended June 30, 2021, compared to the three months ended March 31, 2021.

In addition, our loans continued to benefit from in-the-money LIBOR floors during the three months ended June 30, 2021. As of June 30, 2021, 57% of our loan portfolio was subject to a LIBOR floor of at least 1.00%, with a weighted average floor of 1.34%; by contrast, only 14% of total outstanding financing (inclusive of the secured term loan) is subject to a LIBOR floor greater than 0.0%.

Operating Expenses

Total operating expenses increased by $2.0 million during the three months ended June 30, 2021, as compared to the three months ended March 31, 2021. This increase was primarily due to a $1.0 million decrease in the benefit from reversal of credit loss provision and a $0.5 million increase in Management fee compensation resulting from the Series A preferred stock issuance in April 2021.

Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020

The following table summarizes the changes in our results of operations for the six months ended June 30, 2021 and 2020 (dollars in thousands, except per share data):

	Six Months Ended		Increase (Decrease)
	June 30, 2021	June 30, 2020	Dollars	Percentage
Net Interest Income
Interest income	$131,915	$138,298	$(6,383)	(4.6)%
Interest expense	54,341	69,645	(15,304)	(22.0)
Total net interest income	77,574	68,653	8,921	13.0
Other Income
Income (loss) from equity method investments	2,346	(1,604)	3,950	246.3
Other income	166	556	(390)	(70.1)
Total other income (loss)	2,512	(1,048)	3,560	339.7

Operating Expenses
General and administrative	7,193	7,813	(620)	(7.9)
Provision for (reversal of) credit losses, net	(2,147)	53,908	(56,055)	(104.0)
Management fees to affiliate	9,125	8,517	608	7.1
Incentive compensation to affiliate	4,595	2,855	1,740	60.9
Total operating expenses	18,766	73,093	(54,327)	(74.3)
Income (Loss) Before Income Taxes, Preferred Dividends and Redemption Value Adjustment	61,320	(5,488)	66,808	1,217.3
Income tax expense (benefit)	151	159	(8)	(5.0)
Net Income (Loss)	61,169	(5,647)	66,816	1,183.2
Preferred stock dividends and redemption value adjustment	2,721	927	1,794	193.5
Net Income (Loss) Attributable to Common Stockholders	$58,448	$(6,574)	$65,022	989.1%

Net Income (Loss) Per Share of Common Stock
Basic	$1.05	$(0.12)	$1.17	1001.76%
Diluted	$1.05	$(0.12)	$1.17	1001.76%
Weighted Average Number of Shares of Common Stock Outstanding
Basic	55,625,911	56,419,332	(793,421)	(1.4)%
Diluted	55,819,110	56,419,332	(600,222)	(1.1)%

Dividends Declared per Share of Common Stock	$0.86	$0.86	$—	—%

Net Interest Income

Net interest income increased by $8.9 million, or 13.0%, during the six months ended June 30, 2021, compared to the six months ended June 30, 2020. This increase was primarily due to a $15.3 million, or 22.0%, decrease in interest expense resulting from a decrease in LIBOR, and a $24.8 million decrease in the weighted average principal balance of our financing facilities. Our interest income decreased by $6.4 million, or 4.6%, due to the decline in LIBOR, partially offset by the benefits from in-the-money LIBOR floors in our loans. As noted above, as of June 30, 2021, 57% of our loan portfolio was subject to a LIBOR floor of at least 1.00%, with a weighted average floor of 1.34%; by contrast, only 14% of total outstanding financing (inclusive of the secured term loan) is subject to a LIBOR floor greater than 0.0%.

In addition, we recognized $9.5 million of deferred loan fees and origination discounts accreted into interest income during the six months ended June 30, 2021, as compared to $8.9 million during the six months ended June 30, 2020. We recorded $6.6 million of deferred financing costs amortization into interest expense during the six months ended June 30, 2021, as compared to $10.8 million during the six months ended June 30, 2020.

Other Income

Total other income increased by $3.6 million primarily due to $0.1 million unrealized mark-to-market gain from our RECOP I equity method investment during the six months ended June 30, 2021, as compared to a $3.8 million unrealized loss during the six months ended June 30, 2020.

Operating Expenses

Total operating expenses decreased by $54.3 million, or 74.3%, during the six months ended June 30, 2021, as compared to the six months ended June 30, 2020. This decrease was primarily due to a $56.1 million decrease in provision for credit losses, partially offset by a (i) $1.7 million increase in Manager incentive compensation and (ii) a $1.0 million increase in non-cash stock-based compensation expense. In addition, we accrued for $1.5 million of dead deal costs related to deals canceled as a result of the COVID-19 impact during the six months ended June 30, 2020, which did not recur during the six months ended June 30, 2021.

The $2.1 million net benefit from the reversal of credit losses during the six months ended June 30, 2021 was primarily attributable to a more stable macro-economic outlook based on improved observed economic data, partially offset by an increase to the allowance for 4- and 5-rated loans. The $53.9 million in provision for credit loss during the six months ended June 30, 2020 was primarily due to the significant adverse change in the economic outlook resulting from the outbreak of COVID-19 pandemic and incremental reserves for our 4- and 5-risk rated loans.

The following table provides additional information regarding total operating expenses (dollars in thousands):

	Three Months Ended
	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020
Professional services	$527	$567	$348	$362	$566
Operating and other costs	1,167	946	1,209	1,811	2,106
Stock-based compensation	1,994	1,992	1,305	1,390	1,374
Total general and administrative expenses	3,688	3,505	2,862	3,563	4,046
Provision for (reversal of) credit losses, net	(559)	(1,588)	(3,438)	(126)	(1,366)
Management fees to affiliate	4,835	4,290	4,252	4,223	4,218
Incentive compensation to affiliate	2,403	2,192	2,929	990	1,249
Total operating expenses	$10,367	$8,399	$6,605	$8,650	$8,147

COVID-19 Impact

During 2020, the COVID-19 pandemic created disruption in global supply chains, increased rates of unemployment and adversely impacted many industries, including industries related to the collateral underlying certain of our loans. The impact of the outbreak has been rapidly evolving around the globe, with several countries taking drastic measures to limit the spread of the virus by instituting quarantines or lockdowns, imposing travel restrictions and limiting operations of non-essential offices and retail centers.

In 2021, the global economy has, with certain setbacks, begun reopening and wider distribution of vaccines will likely encourage greater economic activity. Nevertheless, KREF is unable to predict how widely utilized the vaccines will be, whether they will be effective in preventing the spread of COVID-19 (including its variant strains), and the timing and duration of the economic recovery.

The pandemic has resulted in, and may continue to result in, declines in rental rates and increases in rental concessions, including free rent to renew tenants early, to retain tenants who are up for renewal or to attract new tenants, or rent abatements for tenants severely impacted by the COVID-19 pandemic. Such responses have resulted in, and may continue to result in, decreases in cash flows to certain of our borrowers and potentially in defaults in paying debt service on outstanding indebtedness, which could adversely impact our results of operations and financial performance. In addition, declines in economic conditions caused by the COVID-19 pandemic could negatively impact real estate and real estate capital markets and result in lower occupancy, lower rental rates and declining values in our portfolio, which could adversely impact the value of our investments, making it more difficult for us to make distributions or meet our financing obligations.

We believe COVID-19’s adverse impact on our business, financial performance and operating results will in part be significantly driven by a number of factors that we are unable to predict or control, including, for example: the severity and duration of the pandemic; the distribution and acceptance of vaccines and their impact on the timing and speed of economic recovery; the spread of new variants of the virus; the pandemic’s impact on the U.S. and global economies, including concerns regarding additional surges of the pandemic or the expansion of the economic impact thereof as a result of certain jurisdictions “re-opening” or otherwise lifting certain restrictions prematurely; the availability of U.S. federal, state, local or non-U.S. funding programs aimed at supporting the economy during the COVID 19 pandemic, including uncertainties regarding the potential implementation of new or extended programs; the timing, scope and effectiveness of additional governmental responses to the pandemic; and the negative impact on our financing sources, vendors and other business partners that may indirectly adversely affect us. The prolonged duration and impact of the COVID-19 pandemic could materially disrupt our business operations and negatively impact our business, financial performance and operating results for the year ending December 31, 2021 and potentially longer.

Liquidity and Capital Resources

Overview

We have capitalized our business to date primarily through the issuance and sale of our common stock and preferred stock, borrowings from Non-Mark-to-Market Financing Sources(1), borrowings from three master repurchase agreements, the issuance and sale of convertible notes and our secured term loan. Our Non-Mark-to-Market Financing Sources, which accounted for 76% of our total secured financing (excluding our corporate Revolver) as of June 30, 2021, are not subject to credit or capital markets mark-to-market provisions. The remaining 24% of our secured borrowings, which are comprised of three master repurchase agreements, are only subject to credit marks. We have not received any margin calls on our master repurchase agreements to date, nor do we expect any at this time.

Our primary sources of liquidity include $119.2 million of cash on our consolidated balance sheet, $335.0 million of available capacity on our corporate revolver, $138.8 million of available borrowings under our financing arrangements based on existing collateral, $40.5 million of loan repayment proceeds held by the servicer and receivable by us, and net proceeds from secured term loan and cash flows from operations. Our corporate revolver and secured term loan are secured by corporate level guarantees and do not include asset-based collateral. We may seek additional sources of liquidity from syndicated financing, other borrowings (including borrowings not related to a specific investment) and future offerings of equity and debt securities.

Our primary liquidity needs include our ongoing commitments to repay the principal and interest on our borrowings and pay other financing costs, financing our assets, meeting future funding obligations, making distributions to our stockholders, funding our operations that includes making payments to our Manager in accordance with the management agreement, and other general business needs.

We are continuing to monitor the COVID-19 pandemic and its impact on our operating partners, financing sources, borrowers and their tenants, and the economy as a whole. While the availability of approved COVID-19 vaccines and their impact on the economy is encouraging, the distribution and acceptance of such vaccines and their effectiveness with respect to new variants of the virus remain unknown. Accordingly, the ultimate magnitude and duration of the COVID-19 pandemic, as well as its impact on our borrowers, lenders and the economy as a whole, remains uncertain and continues to evolve. To the extent that our operating partners, financing sources, borrower’s and their tenants continue to be impacted by the COVID-19 pandemic, or by the other risks disclosed in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K, it would have a material adverse effect on our liquidity and capital resources.

To facilitate future offerings of equity, debt and other securities, we have in place an effective shelf registration statement (the “Shelf”) with the SEC. The amount of securities that may be issued pursuant to this Shelf is not to exceed $750.0 million. The securities covered by this Shelf include: (i) common stock, (ii) preferred stock, (iii) depository shares, (iv) debt securities, (v) warrants, (vi) subscription rights, (vii) and purchase contracts, and (viii) units. The specifics of any future offerings, along with the use of proceeds of any securities offered, will be described in detail in a prospectus supplement, or other offering material, at the time of any offering. In February 2019, we entered into an equity distribution agreement with certain sales agents, pursuant to which we may sell, from time to time, up to an aggregate sales price of $100.0 million of our common stock, pursuant to a continuous offering program (the “ATM”), under the Shelf. Sales of our common stock made pursuant to the ATM may be made in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act. We have not sold any shares of our common stock under the ATM to date. In addition, in April 2021, we issued 6,900,000 shares of 6.50% Series A Preferred Stock under the Shelf, which included the exercise of the underwriters' option to purchase additional shares of Series A Preferred Stock. The aggregate offering price for the Series A Preferred Stock registered and sold by us was approximately $172.5 million, and we received net proceeds after underwriting discount and commission of $167.1 million.

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

Debt-to-Equity Ratio and Total Leverage Ratio

The following table presents our debt-to-equity ratio and total leverage ratio:

	June 30, 2021	December 31, 2020
Debt-to-equity ratio(A)	1.9x	1.9x
Total leverage ratio(B)	3.3x	3.6x

(A)     Represents (i) total outstanding debt agreements (excluding non-recourse term loan facility), secured term loan and convertible notes, less cash to (ii) total permanent equity, in each case, at period end.
(B)    Represents (i) total outstanding debt agreements, secured term loan, convertible notes, and collateralized loan obligation, less cash to (ii) total permanent equity, in each case, at period end.

Sources of Liquidity

Our primary sources of liquidity include cash and cash equivalents and available borrowings under our secured financing agreements, inclusive of our Revolver. Amounts available under these sources as of the date presented are summarized in the following table (dollars in thousands):

	June 30, 2021	December 31, 2020
Cash and cash equivalents	$119,172	$110,832
Available borrowings under revolving credit agreements	335,000	335,000
Available borrowings under master repurchase agreements	138,830	19,319
Available borrowings under asset specific financing	—	800
Loan principal payments receivable	40,476	15,850
	$633,478	$481,801

In addition to our primary sources of liquidity, we have access to further liquidity through our ATM program and public offerings of debt and equity securities. Our existing loan portfolio also provides us with liquidity as loans are repaid or sold, in whole or in part, and the proceeds from repayment become available for us to invest.

Cash Flows

The following table sets forth changes in cash and cash equivalents for the six months ended June 30, 2021 and 2020 (dollars in thousands):

	Six Months Ended June 30,
	2021	2020
Cash Flows From Operating Activities	$58,109	$53,042
Cash Flows From Investing Activities	(604,668)	(177,790)
Cash Flows From Financing Activities	554,899	184,379
Net Increase in Cash, Cash Equivalents, and Restricted Cash	$8,340	$59,631

Cash Flows from Operating Activities

Our cash flows from operating activities were primarily driven by our net interest income, which is driven by the income generated by our investments less financing costs. The following table sets forth interest received by, and paid for, our investments for the six months ended June 30, 2021 and 2020 (dollars in thousands):

	Six Months Ended June 30,
	2021	2020
Interest Received:
Commercial real estate loans	$118,304	$123,667
	118,304	123,667
Interest Paid:
Interest expense	46,296	61,785
Net interest collections	$72,008	$61,882

Our net interest collections were partially offset by cash used to pay management and incentive fees, as follows (dollars in thousands):

	Six Months Ended June 30,
	2021	2020
Management Fees to affiliate	$8,541	$8,580
Incentive Fees to affiliate	4,595	2,855
Net decrease in cash and cash equivalents	$13,136	$11,435

Cash Flows from Investing Activities

Our cash flows from investing activities consisted of cash outflows to fund new loan originations and our commitments under existing loan investments, partially offset by cash inflows from the sale/syndication and principal repayments on our loan investments. During the six months ended June 30, 2021, we funded $1,119.2 million of CRE loans and received $514.5 million from the repayments and sales/syndications of CRE loans.

During the six months ended June 30, 2020, we funded $411.8 million of CRE loans and received $234.0 million from the sale/syndication and repayments of CRE loans.

Cash Flows from Financing Activities

Our cash flows from financing activities were primarily driven by proceeds from borrowings under our financing agreements of $1,014.3 million and net proceeds from Series A preferred stock issuance of $167.1 million during the six months ended June 30, 2021, which were partially offset by (i) repayments of $572.5 million on borrowings under our financing agreements and (ii) payment of $50.0 million in dividends.

During the six months ended June 30, 2020, our cash flows from financing activities were primarily driven by proceeds from borrowings under our financing agreements of $900.6 million, which were partially offset by (i) principal repayments of $636.7 million on borrowings under our financing agreements, (ii) payment of $49.2 million in dividends, and (iii) payment of $25.1 million for our share repurchases.

Contractual Obligations and Commitments

The following table presents our contractual obligations and commitments (including interest payments) as of June 30, 2021 (dollars in thousands):

	Total	Less than 1 year	1 to 3 years	3 to 5 years	Thereafter
Recourse Obligations:
Master Repurchase Facilities(A)
Wells Fargo	$501,609	$501,609	$—	$—	$—
Morgan Stanley	452,709	452,709	—	—	—
Goldman Sachs	101,775	101,775	—	—	—
Term Lending Agreement(A)
KREF Lending V(B)	917,756	917,756	—	—	—
Warehouse Facility
HSBC	—	—	—	—	—
Asset Specific Financing
BMO Facility(A)	60,659	60,659	—	—	—
Total secured financing agreements	2,034,508	2,034,508	—	—	—
Convertible Notes	160,479	8,927	151,552	—	—
Secured Term Loan	402,773	20,337	40,195	39,449	302,792
Future funding obligations(C)	847,696	404,797	439,739	3,160	—
RECOP I commitment(D)	4,324	4,324	—	—	—
Revolver(E)	—	—	—	—	—
Total recourse obligations	3,449,780	2,472,893	631,486	42,609	302,792
Non-Recourse Obligations:
Collateralized Loan Obligations	823,691	11,332	22,664	22,695	767,000
Term Loan Financing	1,014,316	644,248	242,063	128,005	—
Total	$5,287,787	$3,128,473	$896,213	$193,309	$1,069,792

(A)    The allocation of repurchase facilities and Term Lending Agreement is based on the current maturity date of each individual borrowing under these facilities. The amounts include the related future interest payment obligations, which are estimated by assuming the amounts outstanding under these facilities and the interest rates in effect as of June 30, 2021 will remain constant into the future. This is only an estimate, as actual amounts borrowed and rates may vary over time. Amounts borrowed are subject to a maximum 25.0% recourse limit.
(B)    In March 2021, the current stated maturity was extended to June 2022, subject to four additional one-year extension options, which may be exercised by us upon the satisfaction of certain customary conditions and thresholds.
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
(D)    Amounts committed to invest in an aggregator vehicle alongside RECOP I, which had a two-year investment period which ended in April 2019.
(E)    Any amounts borrowed are full recourse to certain subsidiaries of KREF. Includes principal and assumes interest outstanding over a one-year period. Amounts are estimated based on the amount outstanding under the Revolver and the interest rate in effect as of June 30, 2021. This is only an estimate as actual amounts borrowed, the timing of repayments and interest rates may vary over time. The Revolver matures in December 2023.

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

The COVID-19 pandemic has adversely impacted the commercial real estate markets, causing reduced occupancy, requests from tenants for rent deferral or abatement, and delays in property renovations currently planned or underway. These negative conditions may persist into the future and impair borrower’s ability to pay principal and interest due under our loan agreements. We maintain robust asset management relationships with our borrowers and have leveraged these relationships to address the potential impact of the COVID-19 pandemic on our loans secured by properties experiencing cash flow pressure, most significantly hospitality and retail assets, to which we have limited exposure.

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

Interest Rate Risk

Generally, the composition of our investments is such that rising interest rates will increase our net income, while declining interest rates will decrease our net income. Our net interest income currently benefits from in-the-money LIBOR floors in our loan portfolio, which benefit is expected to initially decrease as LIBOR increases. There can be no assurance that we will continue to utilize LIBOR floors. As of June 30, 2021, one-month USD LIBOR was 0.10%, as compared to 0.14% as of December 31, 2020. There can be no assurance of how our net income may be affected in future quarters, which will depend on, among other things, the interest rate environment and our then-current portfolio. As of June 30, 2021, 99.9% of our loans by principal balance earned a floating rate of interest indexed to one-month USD LIBOR. The interest rates we pay under our current financing facilities are floating rate. Accordingly, our interest expense will generally increase as interest rates increase and decrease as interest rates decrease.

As noted above, our interest income generally decreases as LIBOR decreases; in certain circumstances, however, LIBOR floors relating to our loan portfolio may offset some of the impact from declining rates. As of June 30, 2021, approximately 57% of our portfolio was subject to a LIBOR floor of at least 1.00% with a weighted average floor of 1.34%. Due to these LIBOR floors, a 10 basis point or greater decrease in LIBOR would increase our expected cash flows by approximately $3.6 million, or $0.06 per common share, for the twelve months following June 30, 2021. Conversely, a 25 basis point and 50 basis point increase in LIBOR would decrease our expected cash flows by approximately $8.9 million and $17.0 million, or $0.16 and $0.31 per common share, for the same period, respectively.

LIBOR Transition

On March 5, 2021, the United Kingdom’s Financial Conduct Authority (“FCA”), which regulates LIBOR, announced that all LIBOR settings will either cease to be provided by any administrator or no longer be representative: (a) immediately after December 31, 2021, in the case of the one week and two month U.S. dollar settings; and (b) immediately after June 30, 2023, in the case of the remaining U.S. dollar settings. The United States Federal Reserve has also advised banks to cease entering into new contracts that use USD LIBOR as a reference rate. The Federal Reserve, in conjunction with the Alternative Reference Rate Committee, a committee convened by the Federal Reserve that includes major market participants, has identified the Secured Overnight Financing Rate, or SOFR, a new index calculated by short-term repurchase agreements, backed by Treasury securities, as its preferred alternative rate for LIBOR. At this time, it is not possible to predict how markets will respond to SOFR or other alternative reference rates as the transition away from the LIBOR benchmarks is anticipated in coming years. Accordingly, the outcome of these reforms is uncertain and any changes in the methods by which LIBOR is determined or regulatory activity related to LIBOR’s phaseout could cause LIBOR to perform differently than in the past.

As of June 30, 2021, 99.9% of our loans by principal balance earned a floating rate of interest indexed to LIBOR, and 100.0% of our outstanding financing arrangements (excluding convertible notes) bear interest indexed to LIBOR. All of these arrangements provide procedures for determining an alternative base rate in the event that LIBOR is discontinued. Regardless, there can be no assurances as to what alternative base rates may be and whether such base rate will be more or less favorable than LIBOR and any other unforeseen impacts of the discontinuation of LIBOR. We are monitoring the developments with respect to the phasing out of LIBOR and are working with our lenders and borrowers to minimize the impact of any LIBOR transition on our financial condition and results of operations, but can provide no assurances regarding the impact of the discontinuation of LIBOR.

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

As of June 30, 2021, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2021, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) of the Exchange Act) occurred during the quarter ended June 30, 2021 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We did not repurchase any shares of our common stock during the three months ended June 30, 2021. As of June 30, 2021, we had $100.0 million of availability to repurchase shares under the program.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description

3.1
Articles Supplementary, designating the Company's 6.50% Series A Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on April 16, 2021).

4.1
Form of Specimen Certificate for the Company’s 6.50% Series A Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on April 16, 2021).

10.1
Fourth Amendment to Amended and Restated Master Repurchase Agreement, dated as of June 30, 2021, between KREF Lending III LLC, KREF Lending III TRS LLC, Goldman Sachs Bank USA and, solely with respect to Section 3 thereof, KREF Holdings III LLC and KKR Real Estate Finance Holdings L.P.

10.2	First Amendment to Guaranty, dated as of December 31, 2018, between KKR Real Estate Finance Holdings L.P. and Goldman Sachs Bank USA.

10.3	Second Amendment to Guaranty, dated as of June 30, 2021, between KKR Real Estate Finance Holdings L.P. and Goldman Sachs Bank USA.

10.4	Sixth Amendment to Master Repurchase Agreement, dated as of June 29, 2021, between Morgan Stanley Bank, N.A. and KREF Lending IV LLC and KKR Real Estate Finance Holdings L.P.

10.5	Amendment No. 5 to Guarantee Agreement, dated as of June 30, 2021 between Wells Fargo Bank, National Association and KKR Real Estate Finance Holdings L.P.

10.6
Second Omnibus Amendment to Master Repurchase Agreement, dated as of June 29, 2021, by and among Morgan Stanley Mortgage Capital Holdings LLC, Morgan Stanley Bank, N.A. and the other Buyers named therein, and KREF Lending V LLC.

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

KKR REAL ESTATE FINANCE TRUST INC.

Date:	July 26, 2021	By:	/s/ Matthew A. Salem
Name: Matthew A. Salem
Title: Chief Executive Officer
(Principal Executive Officer)

Date:	July 26, 2021	By:	/s/ Mostafa Nagaty
Name: Mostafa Nagaty
Title: Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)