Form 10-Q
period 2021-09-30
KKR Real Estate Finance Trust Inc.
filed 2021-10-25
CIK 1631596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021

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
    Large accelerated filer    ☐    Accelerated filer    ☒
    Non-accelerated filer     ☐    Smaller reporting company    ☐
            Emerging growth company    ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐ Yes    ☒ No

The number of shares of the registrant's common stock, par value $0.01 per share, outstanding as of October 21, 2021 was 55,823,370.

KKR REAL ESTATE FINANCE TRUST INC.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2021

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

PART I — FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

KKR Real Estate Finance Trust Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)
(Amounts in thousands, except share and per share data)

	September 30, 2021	December 31, 2020
Assets
Cash and cash equivalents	$307,731	$110,832
Commercial real estate loans, held-for-investment	5,442,734	4,844,534
Less: Allowance for credit losses	(58,807)	(59,801)
Commercial real estate loans, held-for-investment, net	5,383,927	4,784,733
Equity method investments	34,809	33,651
Accrued interest receivable	13,924	15,412
Other assets(A)	13,107	20,984
Total Assets	$5,753,498	$4,965,612

Liabilities and Equity
Liabilities
Secured financing agreements, net	$2,960,833	$2,574,747
Collateralized loan obligations, net	1,086,900	810,000
Secured term loan, net	287,051	288,028
Convertible notes, net	141,502	140,465
Loan participations sold, net	—	66,232
Dividends payable	24,285	24,287
Accrued interest payable	7,495	5,381
Due to affiliates	5,190	6,243
Accounts payable, accrued expenses and other liabilities(B)	3,065	4,823
Total Liabilities	4,516,321	3,920,206

Commitments and Contingencies (Note 12)	—	—

Temporary Equity
Redeemable preferred stock	2,589	1,852

Permanent Equity
Preferred Stock, 50,000,000 shares authorized
Preferred stock, $0.01 par value (1 share issued and outstanding as of September 30, 2021 and December 31, 2020)	—	—
Series A cumulative redeemable preferred stock, $0.01 par value (6,900,000 and zero shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively; liquidation preference of $25.00 per share)	69	—
Common stock, $0.01 par value, 300,000,000 authorized (59,537,806 and 59,519,754 shares issued; 55,637,480 and 55,619,428 shares outstanding as of September 30, 2021 and December 31, 2020, respectively)	556	556
Additional paid-in capital	1,341,986	1,169,695
Accumulated deficit	(47,024)	(65,698)
Repurchased stock (3,900,326 shares repurchased as of September 30, 2021 and December 31, 2020)	(60,999)	(60,999)
Total KKR Real Estate Finance Trust Inc. stockholders’ equity	1,234,588	1,043,554
Total Permanent Equity	1,234,588	1,043,554
Total Liabilities and Equity	$5,753,498	$4,965,612
(A)    Includes $8.2 million and $15.9 million of loan repayment proceeds held by servicer and receivable by KREF as of September 30, 2021 and December 31, 2020, respectively.
(B)    Includes $0.9 million of expected loss reserve for unfunded loan commitments as of September 30, 2021 and December 31, 2020.
See Notes to Condensed Consolidated Financial Statements.

KKR Real Estate Finance Trust Inc. and Subsidiaries

Condensed Consolidated Statements of Income (Unaudited)
(Amounts in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net Interest Income
Interest income	$75,320	$67,689	$207,235	$205,987
Interest expense	29,832	28,832	84,173	98,477
Total net interest income	45,488	38,857	123,062	107,510

Other Income
Income (loss) from equity method investments	2,162	973	4,508	(631)
Other income	130	102	296	658
Total other income (loss)	2,292	1,075	4,804	27

Operating Expenses
General and administrative	3,659	3,563	10,852	11,376
Provision for (reversal of) credit losses, net	1,165	(126)	(982)	53,782
Management fees to affiliate	4,964	4,223	14,089	12,740
Incentive compensation to affiliate	2,215	990	6,810	3,845
Total operating expenses	12,003	8,650	30,769	81,743

Income (Loss) Before Income Taxes, Preferred Dividends and Redemption Value Adjustment	35,777	31,282	97,097	25,794
Income tax expense	106	96	257	255
Net Income (Loss)	35,671	31,186	96,840	25,539
Preferred stock dividends and redemption value adjustment	3,682	(165)	6,403	762
Net Income (Loss) Attributable to Common Stockholders	$31,989	$31,351	$90,437	$24,777

Net Income (Loss) Per Share of Common Stock
Basic	$0.57	$0.56	$1.63	$0.44
Diluted	$0.57	$0.56	$1.62	$0.44
Weighted Average Number of Shares of Common Stock Outstanding
Basic	55,637,480	55,491,405	55,629,810	56,107,765
Diluted	56,011,243	55,632,170	55,883,197	56,187,461

Dividends Declared per Share of Common Stock	$0.43	$0.43	$1.29	$1.29

See Notes to Condensed Consolidated Financial Statements.

KKR Real Estate Finance Trust Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Equity (Unaudited)
(Amounts in thousands, except share data)

	Permanent Equity										Temporary Equity
	KKR Real Estate Finance Trust Inc.
	Preferred Stock		Series A Preferred Stock		Common Stock
	Shares	Stated Value	Shares	Par Value	Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Repurchased Stock	Total KKR Real Estate Finance Trust Inc. Stockholders' Equity	Redeemable Preferred Stock
Balance at December 31, 2020	1	$—	—	$—	55,619,428	$556	$1,169,695	$(65,698)	$(60,999)	$1,043,554	$1,852
Special non-voting preferred dividends declared	—	—	—	—	—	—	—	—	—	—	(198)
Common dividends declared, $0.43 per share	—	—	—	—	—	—	—	(23,916)	—	(23,916)	—
Stock-based compensation	—	—	—	—	—	—	1,994	—	—	1,994	—
Adjustment of redeemable preferred stock to redemption value	—	—	—	—	—	—	—	(710)	—	(710)	710
Net income (loss)	—	—	—	—	—	—	—	29,894	—	29,894	198
Balance at March 31, 2021	1	$—	—	$—	55,619,428	$556	$1,171,689	$(60,430)	$(60,999)	$1,050,816	$2,562
Issuance of Series A cumulative redeemable preferred stock (liquidation preference of $25.00 per share)	—	—	6,900,000	69	—	—	172,431	—	—	172,500	—
Offering costs	—	—	—	—	—	—	(6,154)	—	—	(6,154)	—
Series A preferred dividends declared, $0.27 per share	—	—	—	—	—	—	—	(1,838)	—	(1,838)	—
Special non-voting preferred dividends declared	—	—	—	—	—	—	—	—	—	—	(221)
Common dividends declared, $0.43 per share	—	—	—	—	—	—	—	(23,924)	—	(23,924)	—
Stock-based compensation	—	—	—	—	18,052	*	1,993	—	—	1,993	—
Adjustment of redeemable preferred stock to redemption value	—	—	—	—	—	—	—	246	—	246	(246)
Net income (loss)	—	—	—	—	—	—	—	30,856	—	30,856	221
Balance at June 30, 2021	1	$—	6,900,000	$69	55,637,480	$556	$1,339,959	$(55,090)	$(60,999)	$1,224,495	$2,316
Series A preferred dividends declared, $0.46 per share	—	—	—	—	—	—	—	(3,177)	—	(3,177)	—
Special non-voting preferred dividends declared	—	—	—	—	—	—	—	—	—	—	(231)
Common dividends declared, $0.43 per share	—	—	—	—	—	—	—	(23,924)	—	(23,924)	—
Stock-based compensation	—	—	—	—	—	—	2,027	—	—	2,027	—
Adjustment of redeemable preferred stock to redemption value	—	—	—	—	—	—	—	(273)	—	(273)	273
Net income (loss)	—	—	—	—	—	—	—	35,440	—	35,440	231
Balance at September 30, 2021	1	$—	6,900,000	$69	55,637,480	$556	$1,341,986	$(47,024)	$(60,999)	$1,234,588	$2,589

* Rounds to zero.

	Permanent Equity										Temporary Equity
	KKR Real Estate Finance Trust Inc.
	Preferred Stock		Series A Preferred Stock		Common Stock
	Shares	Stated Value	Shares	Par Value	Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Repurchased Stock	Total KKR Real Estate Finance Trust Inc. Stockholders' Equity	Redeemable Preferred Stock
Balance at December 31, 2019	1	$—	—	$—	57,486,583	$575	$1,165,995	$(8,594)	$(35,958)	$1,122,018	$1,694
Cumulative-effect adjustment upon adoption of ASU 2016-13 (Note 2)	—	—	—	—	—	—	—	(15,009)	—	(15,009)	—
Repurchase of common stock	—	—	—	—	(1,648,551)	—	—	—	(19,244)	(19,244)	—
Special non-voting preferred dividends declared	—	—	—	—	—	—	—	—	—	—	(178)
Common dividends declared, $0.43 per share	—	—	—	—	—	—	—	(24,010)	—	(24,010)	—
Stock-based compensation	—	—	—	—	—	—	1,607	—	—	1,607	—
Adjustment of redeemable preferred stock to redemption value	—	—	—	—	—	—	—	(414)	—	(414)	414
Net income (loss)	—	—	—	—	—	—	—	(34,750)	—	(34,750)	178
Balance at March 31, 2020	1	$—	—	$—	55,838,032	$575	$1,167,602	$(82,777)	$(55,202)	$1,030,198	$2,108
Repurchase of common stock	—	—	—	—	(389,086)	(20)	—	—	(5,797)	(5,817)	—
Special non-voting preferred dividends declared	—	—	—	—	—	—	—	—	—	—	(168)
Common dividends declared, $0.43 per share	—	—	—	—	—	—	—	(23,861)	—	(23,861)	—
Stock-based compensation	—	—	—	—	42,459	*	1,118	—	—	1,118	—
Adjustment of redeemable preferred stock to redemption value	—	—	—	—	—	—	—	(167)	—	(167)	167
Net income (loss)	—	—	—	—	—	—	—	28,757	—	28,757	168
Balance at June 30, 2020	1	$—	—	$—	55,491,405	$555	$1,168,720	$(78,048)	$(60,999)	$1,030,228	$2,275
Special non-voting preferred dividends declared	—	—	—	—	—	—	—	—	—	—	(159)
Common dividends declared, $0.43 per share	—	—	—	—	—	—	—	(23,861)	—	(23,861)	—
Stock-based compensation	—	—	—	—	—	—	1,390	—	—	1,390	—
Adjustment of redeemable preferred stock to redemption value	—	—	—	—	—	—	—	324	—	324	(324)
Net income (loss)	—	—	—	—	—	—	—	31,026	—	31,026	159
Balance at September 30, 2020	1	$—	—	$—	55,491,405	$555	$1,170,110	$(70,559)	$(60,999)	$1,039,107	$1,951

* Rounds to zero.

See Notes to Condensed Consolidated Financial Statements.

KKR Real Estate Finance Trust Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)
(Amounts in thousands)

	Nine Months Ended September 30,
	2021	2020
Cash Flows From Operating Activities
Net income (loss)	$96,840	$25,539
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of deferred debt issuance costs and discounts	10,491	16,720
Accretion of net deferred loan fees and discounts	(15,693)	(12,115)
Payment-in-kind interest	(1,676)	(2,360)
(Income) Loss from equity method investments	(2,085)	3,255
Provision for (reversal of) credit losses, net	(982)	53,782
Stock-based compensation expense	6,014	4,371
Changes in operating assets and liabilities:
Accrued interest receivable, net	1,488	739
Other assets	(355)	(1,210)
Accrued interest payable	2,112	900
Accounts payable, accrued expenses and other liabilities	41	1,546
Due to affiliates	663	251
Net cash provided by (used in) operating activities	96,858	91,418

Cash Flows From Investing Activities
Proceeds from principal repayments and sale/syndication of commercial real estate loans, held-for-investment	1,674,488	466,283
Origination of commercial real estate loans, held-for-investment	(2,247,673)	(462,142)
Net cash provided by (used in) investing activities	(573,185)	4,141

Cash Flows From Financing Activities
Proceeds from borrowings under secured financing agreements	2,080,383	970,580
Proceeds from issuance of collateralized loan obligations	1,095,250	—
Net proceeds from issuance of secured term loan	—	292,500
Net proceeds from issuance of preferred stock	167,066	—
Payments of common stock dividends	(71,756)	(72,590)
Payments of preferred stock dividends	(5,675)	(546)
Principal repayments on borrowings under secured financing agreements	(1,694,571)	(1,016,543)
Principal repayments on collateralized loan obligations	(810,000)	—
Principal repayments on loan participations	(66,248)	—
Payments of debt and collateralized debt obligation issuance costs	(17,504)	(8,689)
Payments of stock issuance costs	(414)	(157)
Payments to reacquire common stock	—	(25,061)
Tax withholding on stock-based compensation	(1,720)	(1,297)
Net cash provided by (used in) financing activities	674,811	138,197

Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	198,484	233,756
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	110,832	67,619
Cash, Cash Equivalents and Restricted Cash at End of Period	$309,316	$301,375

Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	307,731	301,375
Restricted cash	1,585	—
Total cash, cash equivalents and restricted cash shown in the Condensed Consolidated Statements of Cash Flows	309,316	301,375

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$69,492	$78,717
Cash paid during the period for income taxes	409	50
Supplemental Schedule of Non-Cash Investing and Financing Activities
Loan principal payments held by servicer	8,205	42,000
Dividend declared, not yet paid	24,348	24,138

See Notes to Condensed Consolidated Financial Statements.

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollars in tables in thousands, except per share amounts)
Note 1. Business and Organization

KKR Real Estate Finance Trust Inc. (together with its consolidated subsidiaries, referred to throughout this report as the "Company" or "KREF") is a Maryland corporation that was formed and commenced operations on October 2, 2014 as a mortgage real estate investment trust ("REIT") that focuses primarily on originating and acquiring transitional senior loans secured by commercial real estate ("CRE") assets.

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

As of September 30, 2021, KKR beneficially owned 14,250,000 shares, or 25.6% of KREF's outstanding common stock.

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

Risks and Uncertainties — The coronavirus pandemic ("COVID-19") has adversely impacted global commercial activity and has contributed to significant volatility in financial markets. During 2020, the COVID-19 pandemic created disruption in global supply chains, increased rates of unemployment and adversely impacted many industries, including industries related to the collateral underlying certain of our loans. The impact of the outbreak has been rapidly evolving around the globe, with several countries taking drastic measures to limit the spread of the virus by instituting quarantines or lockdowns, imposing travel restrictions and limiting operations of non-essential offices and retail centers.

In 2021, the global economy has, with certain setbacks, begun reopening, and wider distribution of vaccines will likely encourage greater economic activity. However, wide disparities in vaccination rates and continued vaccine hesitancy, combined with the emergence of COVID-19 variants and surges in COVID-19 cases, could trigger the reinstatement of restrictions, including mandatory business shut-downs, travel restrictions, reduced business operations and social distancing requirements, which could dampen or delay any economic recovery and could materially and adversely affect KREF’s results and financial condition. In addition, the COVID-19 pandemic continues to disrupt global supply chains, has caused labor shortages and has added broad inflationary pressures, which has a potential negative impact on KREF's borrowers’ ability to execute on their business plans and potentially their ability to perform under the terms of their loan obligations. Although KREF has observed signs of economic recovery and is generally encouraged by the response of its borrowers, KREF cannot predict the time required for a widespread sustainable economic recovery to take hold.

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

Collateralized Loan Obligations — KREF consolidates collateralized loan obligations (“CLO”) when it determines that the CLO issuers, wholly-owned subsidiaries of KREF, are VIEs and that KREF is the primary beneficiary of such VIEs.

The collateral assets of KREF's CLO, comprised of a pool of loan participations, are included in “Commercial real estate loans, held-for-investment, net” on the Condensed Consolidated Balance Sheets. The liabilities of KREF's consolidated CLO consist solely of obligations to the senior CLO noteholders, excluding subordinated CLO tranches held by KREF as such interests are eliminated in consolidation, are presented in “Collateralized loan obligations, net” on the Condensed Consolidated Balance Sheets. The collateral assets of a CLO can only be used to settle the obligations of the consolidated CLO. The interest income from the CLO’s collateral assets and the interest expense on the CLO’s liabilities are presented on a gross basis in “Interest income” and “Interest expense”, respectively, in KREF's Condensed Consolidated Statements of Income.

Temporary Equity — KREF's Special Non-Voting Preferred Stock (“SNVPS”) became redeemable in the second quarter of 2018. As a result, starting with the second quarter of 2018, KREF adjusts the carrying value of the SNVPS to its redemption value quarterly. Accordingly, KREF adjusted the carrying value of the SNVPS to its redemption value of $2.6 million as of September 30, 2021, and recorded a $0.3 million and $0.7 million non-cash redemption value adjustment to the SNVPS (“SNVPS Redemption Value Adjustment”) during the three and nine months ended September 30, 2021, respectively. The SNVPS Redemption Value Adjustment is treated similar to a dividend on preferred stock for GAAP purposes and therefore is deducted from (or added back to) “Net Income (Loss)” to arrive at “Net Income (Loss) Attributable to Common Stockholders” on KREF's Condensed Consolidated Statements of Income.

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

Valuation Process — The Manager reviews the valuation of Level 3 financial instruments as part of KKR's quarterly process. As of September 30, 2021, KKR’s valuation process for Level 3 measurements, as described below, subjected valuations to the review and oversight of various committees. KKR has a global valuation committee assisted by the asset class-specific valuation committees, including a real estate valuation committee that reviews and approves all preliminary Level 3 valuations for real estate assets, including the financial instruments held by KREF. The global valuation committee is responsible for coordinating and implementing KKR’s valuation process to ensure consistency in the application of valuation principles across portfolio investments and between periods. All Level 3 valuations are also subject to approval by the global valuation committee.

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

KREF must maintain sufficient cash and cash equivalents to satisfy liquidity covenants related to its secured financing agreements. However, such amounts are not restricted from use in KREF's current operations, and KREF does not present these cash and cash equivalents as restricted. As of September 30, 2021 and December 31, 2020, KREF was required to maintain unrestricted cash and cash equivalents of at least $53.5 million and $42.6 million, respectively, to satisfy its liquidity covenants (Note 4).

As of September 30, 2021, KREF had $1.6 million of restricted cash held in lender-controlled bank accounts. Such amount is presented within "Other Assets" in the Condensed Consolidated Balance Sheet.

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

Secured Financing Agreements — KREF's secured financing agreements, including uncommitted repurchase facilities, term lending agreements, warehouse facility, asset specific financings and term loan financings, are treated as floating-rate collateralized financing arrangements carried at their contractual amounts, net of unamortized debt issuance costs (Note 4). Included within KREF's secured financing agreements is KREF's corporate revolving credit facility ("Revolver"), which is full recourse to certain guarantor wholly-owned subsidiaries of KREF.

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

Other Assets and Accounts Payable, Accrued Expenses and Other Liabilities — As of September 30, 2021, other assets included $8.2 million of loan repayment proceeds held by the servicer, $1.9 million of deferred financing costs related to KREF's Revolver (Note 4), $1.6 million of restricted cash and $0.7 million of prepaid expenses. As of December 31, 2020, other assets included $15.9 million of loan repayment proceeds held by the servicer and receivable by KREF, $2.5 million of deferred financing costs related to KREF's Revolver and $0.5 million of prepaid expenses.

As of September 30, 2021, accounts payable, accrued expenses and other liabilities consisted of $1.8 million of accrued expenses, $0.9 million of allowance for credit losses related to KREF's unfunded loan commitments and $0.4 million of good faith deposits. As of December 31, 2020, accounts payable, accrued expenses and other liabilities consisted of $3.1 million of accrued expenses, $0.9 million of allowance for credit losses related to KREF's unfunded loan commitments and $0.8 million of good faith deposits.

Dividends Payable — KREF records dividends payable on its common stock and preferred stock upon declaration of such dividends. In September 2021, KREF's board of directors declared a dividend of $0.43 per share of common stock to shareholders of record as of September 30, 2021, which was accrued in “Dividends payable” on KREF’s Condensed Consolidated Balance Sheet as of September 30, 2021 and was subsequently paid on October 15, 2021. In September 2021, KREF's board of directors declared a dividend of $0.46 per each issued and outstanding share of the Company’s 6.50% Series A Cumulative Redeemable Preferred Stock, which represents an annual dividend of $1.625 per share. The dividend was paid on September 27, 2021 to KREF’s preferred stockholders of record as of September 17, 2021.

Special Non-Voting Preferred Stock — Equity instruments that are redeemable for cash or other assets are classified as temporary equity if the instrument is redeemable, at the option of the holder, at a fixed or determinable price on a fixed or determinable date or upon the occurrence of an event that is not solely within the control of the issuer. Redeemable equity instruments are initially carried at the fair value of the equity instrument at the issuance date, which is subsequently adjusted at each balance sheet date if the instrument is currently redeemable or probable of becoming redeemable. KREF accounted for the SNVPS as redeemable preferred stock since a third party holds a redemption option, exercisable after May 5, 2018, and such redemption is not solely within KREF's control. As a result, starting with the second quarter of 2018, KREF adjusts the carrying value of the SNVPS to its redemption value quarterly. Accordingly, KREF adjusted the carrying value of the SNVPS to its redemption value of $2.6 million as of September 30, 2021, and recorded a $0.3 million and $0.7 million non-cash SNVPS Redemption Value Adjustment during the three and nine months ended September 30, 2021, respectively.

Repurchased Stock — KREF accounts for repurchases of its common stock based on the settlement date and presents repurchased stock in “Repurchased stock” on its Condensed Consolidated Balance Sheets (Note 10). Payments for stock repurchases that are not yet settled as of the reporting date are presented within “Other assets” on the Condensed Consolidated Balance Sheets. As of September 30, 2021, KREF did not retire any repurchased stock.

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

Management considers loans to be past due when a monthly payment is due and unpaid for 60 days or more. Loans are placed on nonaccrual status and considered non-performing when full repayment of principal and interest is in doubt, which generally occurs when principal or interest is 120 days or more past due unless the loan is both well secured and in the process of collection. Interest received on loans placed on nonaccrual status are accounted for under the cost-recovery method, until qualifying for return to accrual. Management may return a loan to accrual status when repayment of principal and interest is reasonably assured under the terms of the restructured loan. As of September 30, 2021, one senior loan and one mezzanine loan with a total outstanding principal balance of $115.1 million were on nonaccrual status (Note 3).

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

As of September 30, 2021 and December 31, 2020, KREF did not have any material deferred tax assets or liabilities arising from future tax consequences attributable to differences between the carrying amounts of existing assets and liabilities in accordance with GAAP and their respective tax bases.

KREF recognizes tax benefits for uncertain tax positions only if it is more likely than not that the position is sustainable based on its technical merits. Interest and penalties on uncertain tax positions are included as a component of the provision for income taxes in KREF's Condensed Consolidated Statements of Income. As of September 30, 2021, KREF did not have any material uncertain tax positions.

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

Recent Accounting Pronouncements

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides temporary optional expedients and exceptions to the US GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from LIBOR and other interbank offered rates to alternative reference rates. The guidance is effective upon issuance and generally may be elected over time through December 31, 2022. KREF has not adopted any of the optional expedients or exceptions through September 30, 2021, but will continue to evaluate the possible adoption of any such expedients or exceptions during the effective period as circumstances evolve.

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollars in tables in thousands, except per share amounts)
Note 3. Commercial Real Estate Loans

The following table summarizes KREF's investments in commercial real estate loans as of September 30, 2021 and December 31, 2020:

					Weighted Average
Loan Type	Outstanding Principal	Amortized Cost(A)	Carrying Value(B)	Loan Count	Floating Rate Loan %(C)	Coupon(C)	Life (Years)(D)
September 30, 2021
Loans held-for-investment
Senior loans(E)	$5,370,827	$5,340,881	$5,282,882	47	100.0%	4.3%	3.2
Mezzanine and other loans(F)	107,217	101,853	101,045	5	94.9	11.0	4.0
	$5,478,044	$5,442,734	$5,383,927	52	99.9%	4.4%	3.3
December 31, 2020
Loans held-for-investment
Senior loans(E)	$4,779,367	$4,759,624	$4,701,268	38	100.0%	4.7%	3.3
Mezzanine and other loans(F)	90,329	84,910	83,465	4	93.9	12.6	4.6
	$4,869,696	$4,844,534	$4,784,733	42	99.9%	4.9%	3.3
(A)    Amortized cost represents the outstanding principal of loan, net of applicable unamortized discounts, loan origination fees and write-off on uncollectable loan balances.
(B)    Carrying value represents the amortized cost of loan, net of applicable allowance for credit losses.
(C)    Average weighted by outstanding principal of loan. Weighted average coupon assumes the greater of applicable one-month LIBOR rates of 0.08% and 0.14% as of September 30, 2021 and December 31, 2020, respectively, or the applicable contractual LIBOR floor.
(D)    The weighted average life of each loan is based on the expected timing of the receipt of contractual principal repayments assuming all extension options are exercised by the borrower.
(E)    Senior loans may include accommodation mezzanine loans in connection with the senior mortgage financing. Also, includes vertical loan participations sold with a principal and a carrying value of $0.0 million and $66.2 million as of September 30, 2021 and December 31, 2020, respectively. Includes CLO loan participations of $1.3 billion and $1.0 billion as of September 30, 2021 and December 31, 2020, respectively.
(F)    Includes one real estate corporate loan to a multifamily operator with a principal and a carrying value of $31.6 million and $30.3 million, respectively, as of September 30, 2021, and $50.0 million and $48.0 million, respectively, as of December 31, 2020.

Activity — For the nine months ended September 30, 2021, the loan portfolio activity was as follows:

	Amortized Cost	Allowance for Credit Losses	Carrying Value
Balance at December 31, 2020	$4,844,534	$(59,801)	$4,784,733
Originations and future fundings, net(A)	2,247,673	—	2,247,673
Proceeds from sales and loan repayments(B)	(1,666,843)	—	(1,666,843)
Accretion of loan discount and other amortization, net(C)	15,694	—	15,694
PIK interest	1,676	—	1,676
Reversal of credit losses, net	—	994	994
Loan write-off	—	—	—
Balance at September 30, 2021	$5,442,734	$(58,807)	$5,383,927
(A)    Net of applicable premiums, discounts and deferred loan origination costs. Includes fundings on previously originated loans.
(B)    Includes $150.0 million in proceeds from non-recourse sale of senior interests during the nine months ended September 30, 2021.
(C)    Includes accretion of applicable discounts, certain fees and deferred loan origination costs.

As of September 30, 2021 and December 31, 2020, there was $31.3 million and $20.5 million, respectively, of unamortized deferred loan fees and discounts included in "Commercial Real Estate Loans, Held-for-investment, Net" in the Condensed Consolidated Balance Sheets. KREF recognized net accelerated deferred loan fees and prepayment fee income of $6.4 million and $8.5 million, respectively, during the three and nine months ended September 30, 2021. KREF recognized net accelerated fee expense of $0.4 million and $0.1 million, respectively, during the three and nine months ended September 30, 2020.

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollars in tables in thousands, except per share amounts)
KREF may enter into loan modifications that include, among other changes, incremental capital contributions or partial repayments from certain borrowers, repurposing of reserves, and a temporary partial deferral for a portion of the coupon as payment-in-kind interest (“PIK Interest”) due, which is capitalized, compounded, and added to the outstanding principal balance of the respective loans. As of September 30, 2021, total PIK Interest outstanding relating to loan modifications was $1.0 million.

During the fourth quarter of 2020, KREF modified one senior retail loan with a principal balance and an amortized cost of $109.6 million, respectively. The loan modification included a deferral of interest due and a Deed in Lieu of Foreclosure, which allows KREF to obtain title of the underlying property in the event of default. As of September 30, 2021, the loan had a risk rating of 5, and was placed on non-accrual status in October 2020; the loan is currently in restructuring discussions. KREF had no remaining unfunded commitment as of September 30, 2021. While KREF did not forgive or charge-off any amounts due under this loan, this modification is considered a TDR under GAAP. As of September 30, 2021, KREF held a $40.3 million allowance for credit losses against this loan. There were no other material modifications during the nine months ended September 30, 2021.

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

The following tables summarize the net book value of the loan portfolio based on KREF's internal risk ratings:

September 30, 2021					December 31, 2020
Risk Rating	Number of Loans	Net Book Value	Total Loan Exposure(A)	Total Loan Exposure %	Risk Rating	Number of Loans	Net Book Value	Total Loan Exposure(A)	Total Loan Exposure %
1	—	$—	$—	—%	1	—	$—	$—	—%
2	3	517,168	517,434	8.9	2	2	321,686	323,026	6.5
3	43	4,415,030	4,764,745	82.3	3	32	3,715,132	3,836,983	77.3
4	4	381,608	393,501	6.8	4	6	675,727	687,040	13.9
5	2	70,121	115,071	2.0	5	2	72,188	115,071	2.3
	52	$5,383,927	$5,790,751	100.0%		42	$4,784,733	$4,962,120	100.0%
(A)    In certain instances, KREF finances its loans through the non-recourse sale of a senior interest that is not included in the consolidated financial statements. Total loan exposure includes the entire loan KREF originated and financed, including $312.7 million and $158.7 million of such non-consolidated interests and excludes $0.0 million and $66.2 million vertical loan participation as of September 30, 2021 and December 31, 2020, respectively.

As of September 30, 2021, the average risk rating of KREF's portfolio was 3.0 (Average Risk), weighted by total loan exposure, as compared to 3.1 (Average Risk) as of December 31, 2020.

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollars in tables in thousands, except per share amounts)
Loan Vintage — The following tables present the amortized cost of the loan portfolio by KREF's internal risk rating and year of origination. The risk ratings are updated as of September 30, 2021 and December 31, 2020 in the corresponding table.

September 30, 2021
			Amortized Cost by Year of Origination
Risk Rating	Number of Loans	Outstanding Principal	2021	2020	2019	2018	2017	Prior	Total	Carrying Amount
Commercial Real Estate Loans
1	—	$—	$—	$—	$—	$—	$—	$—	$—	$—
2	3	517,434	—	—	—	322,984	194,314	—	517,298	517,168
3	43	4,452,038	1,930,227	559,035	1,183,249	749,266	—	—	4,421,777	4,415,030
4	4	393,501	—	—	76,924	206,734	109,580	—	393,238	381,608
5	2	115,071	—	—	—	—	—	110,421	110,421	70,121
	52	$5,478,044	$1,930,227	$559,035	$1,260,173	$1,278,984	$303,894	$110,421	$5,442,734	$5,383,927

December 31, 2020
			Amortized Cost by Year of Origination
Risk Rating	Number of Loans	Outstanding Principal	2020	2019	2018	2017	2016	2015	Total	Carrying Amount
Commercial Real Estate Loans
1	—	$—	$—	$—	$—	$—	$—	$—	$—	$—
2	2	323,026	—	128,514	—	193,633	—	—	322,147	321,686
3	32	3,744,559	461,406	2,105,972	1,159,818	—	—	—	3,727,196	3,715,132
4	6	687,040	101,586	76,670	340,745	165,751	—	—	684,752	675,727
5	2	115,071	—	—	—	—	—	110,439	110,439	72,188
	42	$4,869,696	$562,992	$2,311,156	$1,500,563	$359,384	$—	$110,439	$4,844,534	$4,784,733

Allowance for Credit Losses — The following tables present the changes to the allowance for credit losses for the nine months ended September 30, 2021 and 2020, respectively:

	Commercial Real Estate Loans	Unfunded Loan Commitments	Total
Balance at December 31, 2020	$59,801	$902	$60,703
Provision for (reversal of) credit losses, net	(994)	13	(981)
Write-off charged	—	—	—
Recoveries	—	—	—
Balance as September 30, 2021	$58,807	$915	$59,722

	Commercial Real Estate Loans	Unfunded Loan Commitments	Total
Balance at December 31, 2019	$—	$—	$—
Cumulative-effect adjustment upon adoption of ASU 2016-13	13,909	1,100	15,009
Provision for (reversal of) credit losses, net	53,476	306	53,782
Write-off charged	(4,650)	—	(4,650)
Recoveries	—	—	—
Balance as September 30, 2020	$62,735	$1,406	$64,141

The $1.0 million net benefit from the reversal of credit losses during the nine months ended September 30, 2021 was primarily attributable to a more stable macro-economic outlook based on improved observed economic data, partially offset by an increase to the allowance for 4- and 5-rated loans and an increase to the allowance related to newly originated loans. The $53.8 million in provision for credit loss during the nine months ended September 30, 2020 was primarily due to the significant adverse change in the economic outlook resulting from the outbreak of COVID-19 pandemic and incremental reserves for 4- and 5-risk rated loans.

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollars in tables in thousands, except per share amounts)
Concentration of Credit Risk — The following tables present the geographies and property types of collateral underlying KREF's commercial real estate loans as a percentage of the loans' principal amounts:

	September 30, 2021	December 31, 2020		September 30, 2021	December 31, 2020
Geography(A)			Collateral Property Type
Texas	14.0%	6.6%	Multifamily	45.0%	51.0%
New York	13.6	14.5	Office	24.4	30.2
California	12.4	7.7	Life Science	7.8	—
Massachusetts	9.5	8.4	Hospitality	6.8	4.5
Pennsylvania	9.5	9.7	Industrial	5.5	1.8
Virginia	7.8	10.1	Condo (Residential)	4.6	6.1
Colorado	7.3	4.7	Student Housing	3.6	1.4
Florida	4.8	5.7	Retail	2.1	5.0
Illinois	4.3	11.8	Single Family Rental	0.2	—
Washington	4.0	7.2	Total	100.0%	100.0%
Minnesota	3.6	4.0
Washington D.C.	3.2	2.9
Oregon	2.0	2.3
Georgia	1.6	1.8
Alabama	1.2	1.4
Arizona	1.0	—
Other U.S.	0.2	1.2
Total	100.0%	100.0%

(A)    Excludes one real estate corporate loan to a multifamily operator with an outstanding principal amount of $31.6 million and $50.0 million, representing 0.6% and 1.0% of KREF’s commercial real estate loans, as of September 30, 2021 and December 31, 2020, respectively.

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollars in tables in thousands, except per share amounts)
Note 4. Debt Obligations

The following table summarizes KREF's secured master repurchase agreements and other financing arrangements in place as of September 30, 2021 and December 31, 2020:

	September 30, 2021											December 31, 2020
	Facility							Collateral				Facility
	Month Issued	Maximum Facility Size	Outstanding Principal	Carrying Value(A)	Final Stated Maturity	Weighted Average Funding Cost(B)	Weighted Average Life (Years)(B)	Outstanding Principal	Amortized Cost Basis	Carrying Value	Weighted Average Life (Years)(C)	Carrying Value(A)
Master Repurchase Agreements(D)
Wells Fargo(E)	Oct 2015	$1,000,000	$494,536	$492,310	Sep 2026	1.8%	3.7	$752,468	$743,010	$702,104	4.0	$443,745
Morgan Stanley(F)	Dec 2016	600,000	260,104	259,832	Dec 2022	2.4	1.0	360,098	357,393	348,896	3.4	148,772
Goldman Sachs(G)	Sep 2016	240,000	92,332	92,230	Oct 2023	3.0	1.3	156,671	153,234	152,976	2.8	76,163
Term Lending Agreements
KREF Lending V(H)	Jun 2019	713,378	659,380	658,717	Jun 2026	2.1	0.6	799,928	798,573	796,808	2.2	899,363
KREF Lending IX(I)	Jul 2021	500,000	348,947	343,791	n.a	2.8	3.6	428,575	424,945	424,517	4.9	—
Warehouse Facility
HSBC Facility(J)	Mar 2020	500,000	—	(134)	Mar 2023	—	1.4	—	—	—	n.a	(353)
Asset Specific Financing
BMO Facility(K)	Aug 2018	300,000	60,000	60,000	n.a	1.8	0.4	76,000	75,920	73,382	2.4	59,795
Revolving Credit Agreement
Revolver(L)	Dec 2018	335,000	150,000	150,000	Dec 2023	2.6	2.2	n.a	n.a	n.a	n.a	—
Total / Weighted Average		$4,188,378	$2,065,299	$2,056,746		2.2%	2.0					$1,627,485
(A)    Net of $8.6 million and $5.6 million unamortized debt issuance costs as of September 30, 2021 and December 31, 2020, respectively.
(B)    Average weighted by the outstanding principal of borrowings. Funding cost includes deferred financing costs.
(C)    Average based on the fully extended loan maturity, weighted by the outstanding principal of the collateral.
(D)    Borrowings under these repurchase agreements are collateralized by senior loans, held-for-investment, and bear interest equal to the sum of (i) a floating rate index, equal to one-month LIBOR, or an index approximating LIBOR, and (ii) a margin, based on the collateral. As of September 30, 2021 and December 31, 2020, the percentage of the outstanding principal of the collateral sold and not borrowed under these repurchase agreements, or average "haircut" weighted by outstanding principal of collateral, was 33.3% and 36.7%, respectively (or 31.8% and 34.8%, respectively, if KREF had borrowed the maximum amount approved by its repurchase agreement counterparties as of such dates).
(E)    In September 2021, the current stated maturity date was amended to September 2024, which does not reflect two, twelve-month facility term extensions available to KREF, which is contingent upon certain covenants and thresholds. As of September 30, 2021, the collateral-based margin was between 1.25% and 2.15%.
(F)    In November 2020, the current stated maturity was extended to December 2021, with one-year extension option upon KREF giving written notice and another two one-year extension periods subject to approval by Morgan Stanley. In addition, KREF has the option to increase the facility amount to $750.0 million. As of September 30, 2021, the collateral-based margin was between 1.85% and 2.35%.
(G)    In May 2020, the facility was amended to extend the current stated maturity date to October 30, 2021. In addition, KREF has the option to extend the maturity date to October 31, 2023 by (i) electing to permanently reduce the maximum advance rate for each pledged loan to the lesser of 65% or the advance rate in effect for such loan at October 30, 2021, and (ii) payment of the applicable contractual fee, subject to the satisfaction of certain conditions. As of September 30, 2021, the collateral-base margin was between 1.90% and 3.20%.
(H)    In June 2019, KREF, through its wholly–owned subsidiary KREF Lending V LLC, entered into a Master Repurchase and Securities Contract Agreement ("KREF Lending V Facility") with Morgan Stanley Mortgage Capital Holdings LLC ("Administrative Agent"), as administrative agent on behalf of Morgan Stanley Bank, N.A. ("Initial Buyer"), which provides non-mark-to-market financing. The Initial Buyer subsequently syndicated a portion of the facility to multiple financial institutions. As of September 30, 2021, the Initial Buyer held 22.2% of the total commitment under the facility. Borrowings under the facility are collateralized by certain loans, held for investment, and bear interest equal to one-month LIBOR, plus a 1.90% margin. In March 2021, the current stated maturity was extended to June 2022, subject to four additional one-year extension options, which may be exercised by KREF upon the satisfaction of certain customary conditions and thresholds.
(I)    In July 2021, KREF, through its wholly–owned subsidiary KREF Lending IX LLC, entered into a $500.0 million Master Repurchase and Securities Contract Agreement with a financial institution ("KREF Lending IX Facility"). The facility, which provides financing on a non-mark-to-market basis with partial recourse to KREF, has a three-year draw period and matched term to the underlying loans. As of September 30, 2021, the collateral-based margin was between 1.65% and 1.75%.
(J)    In March 2020, KREF entered into a $500.0 million Loan and Security Agreement with HSBC Bank USA, National Association (“HSBC Facility”). The facility, which matures in March 2023, provides warehouse financing on a non-mark-to-market basis with partial recourse to KREF.
(K)    In August 2018, KREF entered into a $200.0 million loan financing facility with BMO Harris Bank ("BMO Facility"). The facility provides asset-based financing on a non-mark to market basis with matched-term up to five years with partial recourse to KREF. During May 2019, KREF increased the borrowing capacity to $300.0 million. As of September 30, 2021, the collateral-based margin was 1.70%.

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollars in tables in thousands, except per share amounts)
(L)    In December 2018, KREF entered into a $100.0 million corporate revolving credit facility (“Revolver”) administered by Morgan Stanley Senior Funding, Inc. Additional lenders were added in 2019 and 2020, further increasing the borrowing capacity under the Revolver to $335.0 million as of September 30, 2021. The current stated maturity of the facility is December 2023. Borrowings under the facility bear interest at a per annum rate equal to the sum of (i) a floating rate index and (ii) a fixed margin. Borrowings under this facility are full recourse to certain guarantor wholly-owned subsidiaries of KREF. As of September 30, 2021, the carrying value excluded $1.9 million unamortized debt issuance costs presented within "Other assets" on KREF's Condensed Consolidated Balance Sheets.

The preceding table excludes loan participations sold (Note 8).

As of September 30, 2021 and December 31, 2020, KREF had outstanding repurchase agreements and term lending agreements where the amount at risk with any individual counterparty, or group of related counterparties, exceeded 10.0% of KREF’s stockholders' equity. The amount at risk under these agreements is the net counterparty exposure, defined as the excess of the carrying amount (or market value, if higher than the carrying amount, for repurchase agreements) of the assets sold under agreement to repurchase, including accrued interest plus any cash or other assets on deposit to secure the repurchase obligation, over the amount of the repurchase liability, adjusted for accrued interest. The following table summarizes certain characteristics of KREF's repurchase agreements where the amount at risk with any individual counterparty, or group of related counterparties, exceeded 10.0% of KREF’s stockholders' equity as of September 30, 2021 and December 31, 2020:

	Outstanding Principal	Net Counterparty Exposure	Percent of Stockholders' Equity	Weighted Average Life (Years)(A)
September 30, 2021
Wells Fargo	$494,536	$214,934	17.4%	3.7
KREF Lending V(B)	659,380	139,884	11.3	0.6
Total / Weighted Average	$1,153,916	$354,818	28.7%	1.9
December 31, 2020
Wells Fargo	$446,208	$196,715	18.9%	2.0
KREF Lending V(B)	900,000	214,135	20.5	1.5
Total / Weighted Average	$1,346,208	$410,850	39.4%	1.7
(A)    Average weighted by the outstanding principal of borrowings under the secured financing agreement.
(B)    There were multiple counterparties to the KREF Lending V Facility. Morgan Stanley Bank, N.A. represented 2.5% and 4.6% of the net counterparty exposure as a percent of stockholders' equity as of September 30, 2021 and December 31, 2020, respectively.

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

Term Loan Financing

In April 2018, KREF, through its consolidated subsidiaries, entered into a term loan financing agreement (“Term Loan Facility”) with third party lenders for an initial borrowing capacity of $200.0 million that was subsequently increased to $1.0 billion in October 2018. The facility provides asset-based financing on a non-mark-to-market basis with matched term up to five years and is non-recourse to KREF. Borrowings under the facility are collateralized by senior loans, held-for-investment, and bear interest equal to one-month LIBOR plus a margin. The weighted average margin on the facility was 1.6% as of September 30, 2021 and December 31, 2020.

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollars in tables in thousands, except per share amounts)
The following tables summarize our borrowings under the Term Loan Facility:

	September 30, 2021
Term Loan Facility	Count	Outstanding Principal	Amortized Cost	Carrying Value	Wtd. Avg. Yield/Cost(A)	Guarantee(B)	Wtd. Avg. Term(C)
Collateral assets	12	$1,102,711	$1,100,457	$1,099,568	L + 3.2%	n.a.	April 2024
Financing provided	n.a.	904,087	904,087	904,087	L + 1.6%	n.a.	April 2024

	December 31, 2020
Term Loan Facility	Count	Outstanding Principal	Amortized Cost	Carrying Value	Wtd. Avg. Yield/Cost(A)	Guarantee(B)	Wtd. Avg. Term(C)
Collateral assets	13	$1,155,378	$1,151,144	$1,147,517	L + 3.0%	n.a.	January 2024
Financing provided	n.a.	948,204	947,262	947,262	L + 1.9%	n.a.	January 2024
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

Activity — For the nine months ended September 30, 2021, the activity related to the carrying value of KREF’s secured financing agreements were as follows:

Secured Financing Agreements, Net
Balance as of December 31, 2020	$2,574,747
Principal borrowings	2,080,384
Principal repayments/sales	(1,692,322)
Deferred debt issuance costs	(8,850)
Amortization of deferred debt issuance costs	6,874
Balance as of September 30, 2021	$2,960,833

Maturities — KREF’s secured financing agreements, term loan financing and other consolidated debt obligations in place as of September 30, 2021 had contractual maturities as follows:

Year	Nonrecourse	Recourse(A)	Total
2021	490,550	52,635	543,185
2022	905,006	211,355	1,116,361
2023	304,580	173,324	477,904
2024	202,230	57,374	259,604
Thereafter	438,195	134,136	572,331
	$2,340,561	$628,824	$2,969,385
(A)    Except for the Revolver, which is full recourse, amounts borrowed subject to a maximum 25.0% recourse limit. The Revolver expires in December 2023.

Covenants — KREF is required to comply with customary loan covenants and event of default provisions related to its secured financing agreements and Revolver, including, but not limited to, negative covenants relating to restrictions on operations with respect to KREF’s status as a REIT, and financial covenants. Such financial covenants include an interest income to interest expense ratio covenant (1.5 to 1.0); a minimum consolidated tangible net worth covenant (75.0% of the aggregate cash proceeds of any equity issuances made and any capital contributions received by KREF and certain subsidiaries or up to approximately $1,005.0 million depending upon the facility); a cash liquidity covenant (the greater of $10.0 million or 5.0% of KREF's recourse indebtedness); and a total indebtedness covenant (83.3% of KREF's Total Assets, as defined in the applicable financing agreements). As of September 30, 2021 and December 31, 2020, KREF was in compliance with its financial debt covenants.

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollars in tables in thousands, except per share amounts)
Note 5. Collateralized Loan Obligations

In November 2018, KREF financed a pool of loan participations from its existing loan portfolio through a managed CLO ("KREF 2018-FL1"). KREF 2018-FL1 provided KREF with match-term financing on a non-mark-to-market and non-recourse basis. In August 2021, KREF fully repaid its outstanding CLO notes under KREF 2018-FL1.

In August 2021, KREF financed a pool of loan participations from its existing loan portfolio through a managed CLO ("KREF 2021-FL2"). KREF 2021-FL2 provides KREF with match-term financing on a non-mark-to-market and non-recourse basis. KREF 2021-FL2 has a two-year reinvestment feature that allows principal proceeds of the collateral assets to be reinvested in qualifying replacement assets, subject to the satisfaction of certain conditions set forth in the indenture. Upon the execution of the KREF 2021-FL2, KREF recorded $8.9 million in issuance costs, inclusive of $0.9 million in structuring and placement agent fees paid to KKR Capital Markets ("KCM"), an affiliate of KREF. The issuance costs are netted against the outstanding principal balance of the CLO notes in "Collateralized loan obligations, net" in the condensed consolidated balance sheets.

The following tables outline CLO collateral assets and respective borrowing as of September 30, 2021 and December 31, 2020:

	September 30, 2021
KREF 2021-FL2	Count	Outstanding Principal	Amortized Cost	Carrying Value	Wtd. Avg. Yield/Cost	Wtd. Avg. Term(B)
Collateral assets(A)	20	$1,300,000	$1,300,000	$1,298,760	L + 3.3%	January 2025
Financing provided	1	1,095,250	1,086,900	1,086,900	L + 1.7%	February 2039

	December 31, 2020
KREF 2018-FL1	Count	Outstanding Principal	Amortized Cost	Carrying Value	Wtd. Avg. Yield/Cost	Wtd. Avg. Term(B)
Collateral assets(A)	21	$1,000,000	$1,000,000	$997,336	L + 2.9%	March 2024
Financing provided	1	810,000	810,000	810,000	L + 1.4%	June 2036
(A)    Collateral loan assets represent 23.7% and 20.5% of the principal of KREF's commercial real estate loans as of September 30, 2021 and December 31, 2020, respectively. As of September 30, 2021 and December 31, 2020, 100% of KREF loans financed through the CLOs are floating rate loans.
(B)    Loan term represents weighted-average final maturity, assuming extension options are exercised by the borrower. Repayments of CLO notes are dependent on timing of related collateral loan asset repayments post reinvestment period. The term of the CLO notes represents the rated final distribution date.

The following table presents the CLO Assets and Liabilities included in KREF’s Condensed Consolidated Balance Sheets:

	KREF 2021-FL2	KREF 2018-FL1
Assets	September 30, 2021	December 31, 2020
Commercial real estate loans, held-for-investment	$1,300,000	$1,000,483
Less: Allowance for credit losses	(1,240)	(2,669)
Commercial real estate loans, held-for-investment, net	1,298,760	997,814
Accrued interest receivable	3,481	3,075
Other assets	5	5
Total	$1,302,246	$1,000,894
Liabilities
Collateralized loan obligations, net(A)	$1,086,900	$810,000
Accrued interest payable	783	668
Accounts payable, accrued expenses and other liabilities	—	72
Total	$1,087,683	$810,740
(A)     Unamortized deferred financing costs related to KREF 2021-FL2 were $8.3 million as of September 30, 2021. Deferred financing costs related to KREF 2018-FL1 were fully amortized as of December 31, 2020.

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollars in tables in thousands, except per share amounts)

The following table presents the components of net interest income of CLOs included in KREF’s Condensed Consolidated Statements of Income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net Interest Income
Interest income	$11,979	$11,427	$33,932	$34,692
Interest expense(A)	5,084	5,806	13,038	20,960
Net interest income	$6,895	$5,621	$20,894	$13,732

(A)     Includes $0.6 million and $1.7 million of deferred financing costs amortization for the three months ended September 30, 2021 and 2020, respectively; and $0.6 million and $5.0 million of deferred financing costs amortization for the nine months ended September 30, 2021 and 2020, respectively.

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

Upon the execution of the secured term loan, KREF recorded a $7.5 million issuance discount and $5.1 million in issuance costs, inclusive of $1.1 million in arrangement and structuring fees paid to KCM. Inclusive of the amortization of the discount and issuance costs, KREF’s total cost of the secured term loan is LIBOR plus 5.3% per annum.

The following table summarizes KREF’s secured term loan at September 30, 2021:

September 30, 2021
Principal amount	$297,750
Unamortized discount	(6,344)
Deferred financing costs	(4,355)
Carrying amount	$287,051

Covenants — KREF is required to comply with customary loan covenants and event of default provisions related to its secured term loan that include, but are not limited to, negative covenants relating to restrictions on operations with respect to KREF’s status as a REIT, and financial covenants. Such financial covenants include a minimum consolidated tangible net worth of $650.0 million and a maximum Total Debt to Total Assets ratio, as defined in the secured term loan agreements, of 83.3% (the “Leverage Covenant”). KREF was in compliance with such covenants as of September 30, 2021 and December 31, 2020.

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

The following table details the interest expense related to the Convertible Notes:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Cash coupon	$2,202	$2,201	$6,604	$6,604
Discount and issuance cost amortization	350	349	1,037	1,041
Total interest expense	$2,552	$2,550	$7,641	$7,645

The following table details the net book value of the Convertible Notes on KREF's Condensed Consolidated Balance Sheets:

	September 30, 2021	December 31, 2020
Principal	$143,750	$143,750
Deferred financing costs	(1,664)	(2,431)
Unamortized discount	(584)	(854)
Net book value	$141,502	$140,465

Accrued interest payable for the Convertible Notes was $3.3 million and $1.1 million as of September 30, 2021 and December 31, 2020, respectively. Refer to Note 2 for additional discussion of accounting policies for the Convertible Notes.

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollars in tables in thousands, except per share amounts)
Note 8. Loan Participations Sold

KREF finances certain loan investments through the syndication of a non-recourse, or limited-recourse, loan participations to unaffiliated third parties. In October 2019, KREF syndicated a $65.0 million vertical participation in one of its loan investments with a principal balance of $328.5 million to an unaffiliated third party, at par value. In June 2020, KREF increased the maximum loan amount by $6.5 million and syndicated additional $1.2 million vertical participation to the same third party. Such syndications did not qualify for "sale" accounting under GAAP and therefore were consolidated in KREF's condensed consolidated financial statements as of December 31, 2020.

In September 2021, KREF fully repaid the $66.2 million vertical loan participation in connection with the payoff of the underlying loan.

During the three months ended September 30, 2021 and 2020, KREF recorded $1.5 million and $0.7 million of interest income, respectively, and $1.5 million and $0.7 million of interest expense, respectively, related to the vertical loan participation sold; and during the nine months ended September 30, 2021 and 2020, KREF recorded $3.0 million and $2.1 million of interest income, respectively, and $3.0 million and $2.1 million of interest expense, respectively, related to the vertical loan participation sold.

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollars in tables in thousands, except per share amounts)
Note 9. Variable Interest Entities

Collateralized Loan Obligations — KREF is the primary beneficiary of its consolidated CLOs (Note 5). Management considers the CLO Issuers, wholly-owned subsidiaries of KREF, to be the primary beneficiary as the CLO Issuers have the ability to control the most significant activities of the CLO, the obligation to absorb losses, and the right to receive benefits of the CLO through the subordinate interests the CLO Issuers own.

Equity method investments — KREF holds two investments in entities that it records using the equity method.

As of September 30, 2021, KREF held a 3.5% interest in RECOP I, an unconsolidated VIE of which KREF is not the primary beneficiary, at its fair value of $34.5 million. The aggregator vehicle in which KREF invests is controlled and advised by affiliates of the Manager. RECOP I primarily acquired junior tranches of CMBS newly issued by third parties. KREF will not pay any fees to RECOP I, but KREF bears its pro rata share of RECOP I's expenses. KREF reported its share of the net asset value of RECOP I in its Condensed Consolidated Balance Sheets, presented as “Equity method investments” and its share of net income, presented as “Income from equity method investments” in the Condensed Consolidated Statements of Income.

As of September 30, 2021, the non-voting limited liability company interests issued by the Manager, a VIE, and held by a Taxable REIT Subsidiary ("TRS") of KREF for the benefit of the holder of the SNVPS represented 4.7% of the Manager’s outstanding limited liability company interests (Note 10). KREF reported its interest in the Manager on its Condensed Consolidated Balance Sheets, presented as “Equity method investments” and its share of net income, presented as “Income from equity method investments” in the Condensed Consolidated Statements of Income.

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

KREF did not issue additional common stock between January 1, 2019 and September 30, 2021 other than related to the vesting of restricted stock units discussed below.

In May 2021, KKR sold 5,750,000 shares of KREF common stock through a secondary offering, including the exercise of the underwriters' option to purchase additional common shares, and received all of the $100.4 million net proceeds from the offering. KKR and affiliates beneficially owned 14,250,000 and 21,234,528 shares, or 25.6% and 38.2% of KREF's outstanding common stock as of September 30, 2021 and December 31, 2020, respectively.

During the nine months ended September 30, 2021 and 2020, 18,052 and 42,459 common stock was issued related to the vesting of restricted stock units. Upon any payment of shares as a result of restricted stock unit vesting, the related tax withholding obligation will generally be satisfied by KREF, reducing the number of shares to be delivered by a number of shares necessary to satisfy the related applicable tax withholding obligation. Refer to Note 11 for further detail.

Of the 59,537,806 common shares KREF issued, there were 55,637,480 common shares outstanding as of September 30, 2021, which includes 325,968 net shares of common stock issued in connection with vested restricted stock units and is net of 3,900,326 common shares repurchased.

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

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollars in tables in thousands, except per share amounts)
KREF did not repurchase any of its common stocks during the three and nine months ended September 30, 2021. During the nine months ended September 30, 2020, KREF repurchased 2,037,637 shares of common stock under the repurchase program at an average price per share of $12.27 for a total of $25.0 million. As of September 30, 2021, KREF had $100.0 million of remaining capacity to repurchase shares under the program.

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

KREF is required to redeem the SNVPS at the option of the holder at any time or upon the redemption by the KKR Member of the Non-Voting Manager Units (the "Call Option"). Upon redemption, KREF will pay a price in cash equal to $0.01 per share of the SNVPS, together with any accumulated but unpaid preferred distributions, including respective call or put amounts, and the SNVPS will be canceled automatically and cease to be outstanding. Concurrently, upon redemption of the SNVPS, the KKR Member will acquire from KREF TRS its respective Non-Voting Manager Units, resulting in a one-time gain, thus substantially eliminating the historical cumulative impact of the SNVPS redemption value adjustments recorded in KREF's permanent equity.

On October 1, 2021, the KKR Member exercised its Call Option to redeem the Non-Voting Manager Units, including the Non-Voting Manager Units held by KREF TRS. Accordingly, KREF TRS received a cash call amount of $5.1 million and KREF concurrently redeemed the SNVPS which will result in book value accretion in the fourth quarter of $2.6 million, or $0.05 per common share, thus eliminating the cumulative negative impact of the SNPVS on book value.

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

Dividends — During the nine months ended September 30, 2021 and 2020, KREF's board of directors declared the following dividends on shares of its common stock and special voting preferred stock:

			Amount
Declaration Date	Record Date	Payment Date	Per Share	Total
2021
March 15, 2021	March 31, 2021	April 15, 2021	$0.43	$23,916
June 15, 2021	June 30, 2021	July 15, 2021	0.43	23,924
September 15, 2021	September 30, 2021	October 15, 2021	0.43	23,924
				$71,764
2020
March 16, 2020	March 31, 2020	April 15, 2020	$0.43	$24,010
June 15, 2020	June 30, 2020	July 15, 2020	0.43	23,861
September 15, 2020	September 30, 2020	October 15, 2020	0.43	23,861
				$71,732

During the nine months ended September 30, 2021, KREF's board of directors declared the following dividends on shares of its Series A Preferred Stock:

			Amount
Declaration Date	Record Date	Payment Date	Per Share	Total
2021
April 23, 2021	May 31, 2021	June 15, 2021	$0.27	$1,838
September 8, 2021	September 17, 2021	September 27, 2021	0.46	3,177
				$5,015

Earnings (Loss) per Share — The following table illustrates the computation of basic and diluted earnings (loss) per share for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator
Net income (loss) attributable to common stockholders	$31,989	$31,351	$90,437	$24,777

Denominator
Basic weighted average common shares outstanding	55,637,480	55,491,405	55,629,810	56,107,765
Dilutive restricted stock units	373,763	140,765	253,387	79,696
Diluted weighted average common shares outstanding	56,011,243	55,632,170	55,883,197	56,187,461
Net income (loss) attributable to common stockholders, per:
Basic common share	$0.57	$0.56	$1.63	$0.44
Diluted common share	$0.57	$0.56	$1.62	$0.44

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollars in tables in thousands, except per share amounts)
Note 11. Stock-based Compensation

KREF is externally managed by the Manager and does not currently have any employees. However, as of September 30, 2021, certain individuals employed by the Manager and affiliates of the Manager, and certain members of KREF's board of directors were compensated, in part, through the issuance of stock-based awards.

As of September 30, 2021, KREF had restricted stock unit (“RSU”) awards outstanding under the KKR Real Estate Finance Trust Inc. 2016 Omnibus Incentive Plan that was adopted on February 12, 2016 and amended and restated on November 17, 2016 (the "Incentive Plan") to certain members of KREF’s board of directors and employees of the Manager or its affiliates, none of whom are KREF employees. RSUs awarded to employees of the Manager or its affiliates, generally vest over three consecutive one-year periods and awards to certain members of KREF's board of directors generally vest over a one-year period, pursuant to the terms of the respective award agreements and the terms of the Incentive Plan. RSU awards are not entitled to dividends until KREF issues shares of its common stock, which are issuable on a one-to-one basis upon the RSU award vesting.

The following table summarizes the activity in KREF’s outstanding RSUs and the weighted-average grant date fair value per RSU:

	Restricted Stock Units	Weighted Average Grant Date Fair Value Per RSU(A)
Unvested as of December 31, 2020	787,942	$18.78
Granted	15,520	19.65
Vested	(18,886)	14.60
Forfeited / cancelled	(8,226)	18.13
Unvested as of September 30, 2021	776,350	$18.91
(A)    The grant-date fair value is based upon the last sale price of KREF’s common stock at the date of grant.

KREF expects the unvested RSUs outstanding to vest during the following years:

Year	Restricted Stock Units
2021	368,020
2022	269,174
2023	139,156
Total	776,350

KREF recognizes the compensation cost of RSUs awarded to employees of the Manager, or one or more of its affiliates, on a straight-line basis over the awards’ term at their grant date fair value, consistent with the RSUs awarded to certain members of KREF's board of directors.

During the three and nine months ended September 30, 2021, KREF recognized $2.0 million and $6.0 million, respectively, of stock-based compensation expense included in “General and administrative” expense in the Consolidated Statements of Income. During the three and nine months ended September 30, 2020, KREF recognized $1.4 million and $4.4 million, respectively, of stock-based compensation expense. As of September 30, 2021, there was $7.5 million of total unrecognized stock-based compensation expense related to unvested share-based compensation arrangements. This cost is expected to be recognized over a weighted average period of 1.0 years.

Upon any payment of shares as a result of restricted stock unit vesting, the related tax withholding obligation will generally be satisfied by KREF, reducing the number of shares to be delivered by a number of shares necessary to satisfy the related applicable tax withholding obligation. The amount results in a cash payment related to this tax liability and a corresponding adjustment to additional paid-in capital in the Condensed Consolidated Statement of Changes in Stockholders' Equity. During the nine months ended September 30, 2021, KREF paid $1.7 million of withholding tax in connection with employee RSUs vested in the fourth quarter of 2020.

Refer to Note 13 for additional information regarding the Incentive Plan.

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollars in tables in thousands, except per share amounts)
Note 12. Commitments and Contingencies

As of September 30, 2021, KREF was subject to the following commitments and contingencies:

Litigation — From time to time, KREF may be involved in various claims and legal actions arising in the ordinary course of business. KREF establishes an accrued liability for legal proceedings only when those matters present loss contingencies that are both probable and reasonably estimable.

As of September 30, 2021, KREF was not involved in any material legal proceedings regarding claims or legal actions against KREF.

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

Capital Commitments — As of September 30, 2021, KREF had future funding requirements of $1,224.6 million related to its investments in commercial real estate loans. These future funding commitments primarily relate to construction projects, capital improvements, tenant improvements and leasing commissions. Generally, funding commitments are subject to certain conditions that must be met, such as customary construction draw certifications, minimum credit metrics or executions of new leases before advances are made to the borrower.

In January 2017, KREF committed $40.0 million to invest in an aggregator vehicle alongside RECOP I. The two-year investment period for RECOP I ended in April 2019. As of September 30, 2021, KREF had a remaining commitment of $4.3 million to RECOP I.

Impact of the COVID-19 Pandemic — Although the global economy has, with certain setbacks, begun reopening and wider distribution of vaccines will likely encourage greater economic activity, KREF is unable to predict how widely utilized the vaccines will be, whether they will be effective in preventing the spread of COVID-19 (including its variant strains), and the time required for a widespread sustainable economic recovery to take hold. Accordingly, the full extent of the impact of COVID-19 on the global economy generally, and on KREF’s business and on the businesses of KREF’s borrowers, in particular, is uncertain. However, to the extent COVID-19 continues to cause dislocations in the global economy, our financial condition, results of operations and cash flows may be adversely impacted. Refer to “Note 2 — Summary of Significant Accounting Policies” for further discussion regarding COVID-19.

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

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollars in tables in thousands, except per share amounts)

No awards may be granted under the Incentive Plan on and after February 12, 2026. The Incentive Plan will continue to apply to awards granted prior to such date. During the three and nine months ended September 30, 2021, KREF granted zero and 15,520 RSUs to KREF's directors, respectively. During the three and nine months ended September 30, 2020, KREF granted zero and 18,052 RSUs to KREF's directors, respectively. During the year ended December 31, 2020, KREF granted 443,052 RSUs to KREF's directors and employees of the Manager. As of September 30, 2021, 2,925,235 shares of common stock remained available for awards under the Incentive Plan.

Due to Affiliates — The following table contains the amounts presented in KREF's Condensed Consolidated Balance Sheets that it owes to affiliates:

	September 30, 2021	December 31, 2020
Management fees	$4,964	$4,252
Expense reimbursements and other	226	1,991
	$5,190	$6,243

Affiliates Expenses — The following table contains the amounts included in KREF's Condensed Consolidated Statements of Income that arose from transactions with the Manager:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Management fees	$4,964	$4,223	$14,089	$12,740
Incentive compensation	2,215	990	6,810	3,845
Expense reimbursements and other(A)	362	481	1,161	1,166
	$7,541	$5,694	$22,060	$17,751

(A)    KREF presents these amounts in "Operating Expenses — General and administrative" in its Condensed Consolidated Statements of Income. Affiliate expense reimbursements presented in the table above exclude the out-of-pocket amounts paid by the Manager to parties unaffiliated with the Manager on behalf of KREF, and for which KREF reimburses the Manager in cash. For the three and nine months ended September 30, 2021, these cash reimbursements totaled $0.4 million and $2.8 million, respectively; and for the three and nine months ended September 30, 2020, these cash reimbursements totaled $0.8 million and $2.9 million, respectively.

In connection with the ATM, KCM, in its capacity as one of the sales agents, will receive commissions for the shares of KREF’s common stock it sells. This amount is not to exceed, but may be less than, 2.0% of the gross sales price per share. KREF did not sell any shares under the ATM during the nine months ended September 30, 2021.

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

In connection with the Term Loan Facility (Note 4), KREF paid KCM a $1.5 million structuring fee equal to 0.75% of the respective committed loan advances, as defined, in the second quarter of 2019. Such fees are capitalized as deferred financing cost and amortized to interest expense over the life of the facility.

In connection with the Revolver, and in consideration for structuring and sourcing this arrangement, KREF paid KCM a structuring fee equal to 0.75% of the aggregate amount of commitments first made available. The structuring fees are capitalized as deferred financing cost included within "Other Assets" in the Condensed Consolidated Balance Sheet and amortized to interest expense over the life of the Revolver. During the nine months ended September 30, 2021 and 2020, KREF incurred $0.0 million and $0.6 million, respectively, in structuring fees in connection with the Revolver.

In connection with the HSBC Facility entered into in March 2020, and in consideration for structuring and sourcing this arrangement, KREF is obligated to pay KCM a structuring fee equal to 0.25% of the respective committed loan advances under the agreement. Such fees are capitalized as deferred financing cost and amortized to interest expense over the lesser of the initial term of the loan or the facility. During the nine months ended September 30, 2021 and 2020, KREF incurred and paid KCM $0.0 million and $0.1 million in structuring fees in connection with the facility.

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

In connection with the KREF Lending IX Facility entered into in July 2021, and in consideration for structuring and sourcing this arrangement, KREF is obligated to pay KCM a structuring fee equal to 0.75% of the respective committed loan advances under the agreement. Such fees are capitalized as deferred financing cost and amortized to interest expense over the draw period of the facility. During the three and nine months ended September 30, 2021, KREF incurred and paid KCM $2.6 million in structuring fees in connection with the facility.

In connection with the KREF 2021-FL2 CLO issuance in August 2021, and in consideration for its services as the co-lead manager and joint bookrunner, KREF paid KCM $0.9 million in structuring and placement agent fees in the third quarter of 2021. The fee was capitalized as deferred financing cost and amortized to interest expense over the estimated life of the CLO.

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollars in tables in thousands, except per share amounts)
Note 14. Fair Value of Financial Instruments

The carrying values and fair values of KREF’s financial assets and liabilities recorded at fair value on a recurring basis, as well as other financial instruments not carried at fair value, as of September 30, 2021 were as follows:

				Fair Value
	Principal Balance(A)	Amortized Cost(B)	Carrying Value(C)	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$307,731	$307,731	$307,731	$307,731	$—	$—	$307,731
Commercial real estate loans, held-for-investment, net(D)	5,478,044	5,442,734	5,383,927	—	—	5,406,375	5,406,375
Equity method investments	34,809	34,809	34,809	—	—	34,809	34,809
	$5,820,584	$5,785,274	$5,726,467	$307,731	$—	$5,441,184	$5,748,915
Liabilities
Secured financing agreements, net	$2,969,386	$2,960,833	$2,960,833	$—	$—	$2,960,833	$2,960,833
Collateralized loan obligations, net	1,095,250	1,086,900	1,086,900	—	—	1,095,628	1,095,628
Secured term loan, net	297,750	287,051	287,051	—	301,844	—	301,844
Convertible notes, net	143,750	141,502	141,502	—	152,977	—	152,977
	$4,506,136	$4,476,286	$4,476,286	$—	$454,821	$4,056,461	$4,511,282

(A)    The principal balance of commercial real estate loans excludes premiums and unamortized discounts.
(B)    The amortized cost of commercial real estate loans is net of $4.7 million write-off on a mezzanine loan and $31.3 million unamortized origination discounts and deferred nonrefundable fees. The amortized cost of secured financing agreements is net of $8.6 million unamortized debt issuance costs. The amortized cost of collateralized loan obligations is net of $8.3 million unamortized debt issuance costs.
(C)    The carrying value of commercial mortgage loans is net of $58.8 million allowance for credit losses.
(D)    Includes $1.3 billion of CLO loan participations as of September 30, 2021.

The carrying values and fair values of KREF’s financial assets recorded at fair value on a recurring basis, as well as other financial instruments for which fair value is disclosed, as of December 31, 2020 were as follows:

				Fair Value
	Principal Balance(A)	Amortized Cost(B)	Carrying Value(C)	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$110,832	$110,832	$110,832	$110,832	$—	$—	$110,832
Commercial real estate loans, held-for-investment, net(D)	4,869,696	4,844,534	4,784,733	—	—	4,757,203	4,757,203
Equity method investments	33,651	33,651	33,651	—	—	33,651	33,651
	$5,014,179	$4,989,017	$4,929,216	$110,832	$—	$4,790,854	$4,901,686
Liabilities
Secured financing agreements, net	$2,581,324	$2,574,747	$2,574,747	$—	$—	$2,581,324	$2,581,324
Collateralized loan obligations, net	810,000	810,000	810,000	—	—	803,766	803,766
Secured term loan, net	300,000	288,028	288,028	—	303,000	—	303,000
Convertible notes, net	143,750	140,465	140,465	—	145,817	—	145,817
Loan participations sold, net	66,248	66,232	66,232	—	—	66,232	66,232
	$3,901,322	$3,879,472	$3,879,472	$—	$448,817	$3,451,322	$3,900,139

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

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollars in tables in thousands, except per share amounts)
The following table contains the Level 3 inputs used to value assets and liabilities on a recurring and nonrecurring basis or where KREF discloses fair value as of September 30, 2021:

	Fair Value	Valuation Methodologies	Unobservable Inputs(A)	Weighted Average(B)	Range
Assets and Liabilities(C)
Commercial real estate loans, held-for-investment(D)	$5,406,375	Discounted cash flow	Discount rate	4.3%	1.2% - 19.1%
	$5,406,375

(A)    An increase (decrease) in the valuation input results in a decrease (increase) in value.
(B)    Represents the average of the input value, weighted by the unpaid principal balance of the financial instrument.
(C)    KREF carries a $34.5 million investment in an aggregator vehicle alongside RECOP I (Note 9) at its pro rata share of the aggregator's net asset value, which management believes approximates fair value.
(D)    Commercial real estate loans are generally valued using a discounted cash flow model using discount rate derived from relevant market indices and/or estimates of the underlying property's value.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets not measured at fair value on an ongoing basis but subject to fair value adjustments only in certain circumstances, such as when there is evidence of impairment, are measured at fair value on a nonrecurring basis. For commercial real estate loans held-for-sale, KREF applies the lower of cost or fair value accounting and may be required, from time to time, to record a nonrecurring fair value adjustment. For commercial real estate loans held-for-investment and preferred interest in joint venture held-to-maturity, KREF applies the amortized cost method of accounting, but may be required, from time to time, to record a nonrecurring fair value adjustment in the form of a valuation provision or impairment. KREF did not report any significant financial assets or liabilities at fair value on a nonrecurring basis as of September 30, 2021 and December 31, 2020.

Assets and Liabilities for Which Fair Value is Only Disclosed

KREF does not carry its secured financing agreements at fair value as management did not elect the fair value option for these liabilities. As of September 30, 2021, the fair value of KREF's financing facilities approximated their respective carrying value.

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

KREF consolidates subsidiaries that incur U.S. federal, state and local income taxes, based on the tax jurisdiction in which each subsidiary operates. During the nine months ended September 30, 2021 and 2020, KREF recorded a current income tax provision of $0.3 million and $0.3 million, respectively, related to operations of its taxable REIT subsidiaries and various other state and local taxes. There were no deferred tax assets or liabilities as of September 30, 2021 and December 31, 2020.

As of September 30, 2021, tax years 2017 through 2020 remain subject to examination by taxing authorities.

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollars in tables in thousands, except per share amounts)
Note 16. Subsequent Events

The following events occurred subsequent to September 30, 2021:

Investing Activities

KREF originated the following loans:

Description/ Location	Property Type	Month Originated	Committed Principal Amount	Initial Principal Funded	Interest Rate (A)	Maturity Date(B)	LTV
Senior Loan, Seattle, WA(C)	Life Science	October 2021	$140,262	$87,000	L + 3.1%	October 2026	69%
Senior Loan, Miami, FL	Multifamily	October 2021	89,500	89,500	L + 2.8	November 2026	76
Senior Loan, San Diego, CA	Multifamily	October 2021	103,500	103,500	L + 2.8	November 2026	71
Total/ Weighted Average			$333,262	$280,000	L + 2.9%		72%

(A)    Floating rate based on one-month USD LIBOR.
(B)    Maturity date assumes all extension options are exercised, if applicable.
(C)    The total whole loan is $188.0 million, co-originated by KREF and a KKR affiliate. KREF's interest is 74.6% of the loan.

Loan Repayments

KREF received approximately $102.3 million from loan repayments.

Corporate Activities

Dividends

In October 2021, KREF paid $23.9 million in dividends on its common stock, or $0.43 per share, with respect to the third quarter of 2021, to stockholders of record on September 30, 2021.

Redemption of Special Non-Voting Preferred Stock

On October 1, 2021, the KKR Member exercised its Call Option to redeem the Non-Voting Manager Units, including the Non-Voting Manager Units held by KREF TRS. Accordingly, KREF TRS received a cash call amount of $5.1 million and KREF concurrently redeemed the SNVPS which will result in book value accretion in the fourth quarter of $2.6 million, or $0.05 per common share, thus eliminating the cumulative negative impact of the SNPVS on book value.

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

Earnings (Loss) Per Share and Dividends Declared

The following table sets forth the calculation of basic and diluted net income (loss) per share and dividends declared per share (amounts in thousands, except share and per share data):

	Three Months Ended
	September 30, 2021	June 30, 2021
Net income attributable to common stockholders	$31,989	$29,264
Weighted-average number of shares of common stock outstanding
Basic	55,637,480	55,632,322
Diluted	56,011,243	55,907,086
Net income per share, basic	$0.57	$0.53
Net income per share, diluted	$0.57	$0.52
Dividends declared per share	$0.43	$0.43

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

The following table provides a reconciliation of GAAP net income attributable to common stockholders to Distributable Earnings (amounts in thousands, except share and per share data):

	Three Months Ended
	September 30, 2021	June 30, 2021
Net Income (Loss) Attributable to Common Stockholders	$31,989	$29,264
Adjustments
Non-cash equity compensation expense	2,027	1,994
Unrealized (gains) or losses(A)	(748)	(364)
Provision for (reversal of) credit losses, net	1,165	(559)
Loan write-off	—	—
Non-cash convertible notes discount amortization	91	90
Distributable Earnings(B)	$34,524	$30,425
Weighted average number of shares of common stock outstanding
Basic	55,637,480	55,632,322
Diluted(C)	56,011,243	55,907,086
Distributable Earnings per Diluted Weighted Average Share(B)	$0.62	$0.54

(A)    Includes $0.3 million and ($0.2) million non-cash redemption value adjustment of our Special Non-Voting Preferred Stock, and ($1.0) million and ($0.1) million of unrealized mark-to-market adjustment to our RECOP I's underlying CMBS investments for the three months ended September 30, 2021 and June 30, 2021, respectively.
(B)    We have a $40.3 million, or $0.72 per share, allowance for credit losses against one 5-rated retail loan with an outstanding principal balance of $109.6 million as of September 30, 2021. Such unrealized allowance has not been reflected in distributable earnings.
(C)    Includes 373,763 and 274,764 dilutive restricted stock units for the three months ended September 30, 2021 and June 30, 2021, respectively.

Book Value per Share

We believe that book value per share is helpful to stockholders in evaluating the growth of our company as we have scaled our equity capital base and continue to invest in our target assets. The following table calculates our book value per share of common stock (amounts in thousands, except share and per share data):

	September 30, 2021	December 31, 2020
KKR Real Estate Finance Trust Inc. stockholders' equity	$1,234,588	$1,043,554
Series A preferred stock (liquidation preference of $25.00 per share)	(172,500)	—
Common stockholders' equity	$1,062,088	$1,043,554
Shares of common stock issued and outstanding at period end	55,637,480	55,619,428
Book value per share of common stock	$19.09	$18.76

Book value per share as of September 30, 2021 includes the impact of an estimated CECL credit loss allowance of $59.7 million, or ($1.07) per common share, and is net of $6.2 million, or ($0.11) per common share, Series A Cumulative Redeemable Preferred Stock offering costs. See Note 2 — Summary of Significant Accounting Policies, to our condensed consolidated financial statements included in this Form 10-Q for detailed discussion of allowance for credit losses.

In addition, book value per share includes the impact of a $0.7 million, or $(0.01) per common share, non-cash redemption value adjustment to our redeemable Special Non-Voting Preferred Stock (“SNVPS”) for the nine months ended September 30, 2021, resulting in a cumulative (since issuance of the SNVPS) decrease of $2.6 million, or ($0.05) per common share to our book value (“SNVPS Cumulative Impact”) as of September 30, 2021.

On October 1, 2021, the KKR Member exercised its Call Option to redeem the Non-Voting Manager Units. Accordingly, KREF TRS received a cash call amount of $5.1 million and KREF concurrently redeemed the SNVPS which will result in book value accretion in the fourth quarter of $2.6 million, or $0.05 per common share, thus eliminating the cumulative negative impact of the SNPVS on book value. See Note 10 — Equity, to our condensed consolidated financial statements included in this Form 10-Q for detailed discussion of the SNVPS.

Our Portfolio

We have established a $5,826.4 million portfolio of diversified investments, consisting primarily of performing senior loans as of September 30, 2021.

Our loan portfolio is 98.0% performing as of September 30, 2021. During the three months ended September 30, 2021, we collected 97.4% of interest payments due on our loan portfolio. As of September 30, 2021, the average risk rating of our loan portfolio was 3.0 (Average Risk), weighted by total loan exposure. As of September 30, 2021, 91.2% of our loans, based on total loan exposure, was risk-rated 3 or better. As of September 30, 2021, the average loan commitment in our portfolio was $135.9 million and multifamily and office loans comprised 71% of our loan portfolio, while hospitality and retail loans comprised 8% of the portfolio.

Since our IPO, we have continued to execute on our primary investment strategy of originating floating-rate transitional senior loans and, as we continue to scale our loan portfolio, we expect that our originations will continue to be heavily weighted toward floating-rate loans. As of September 30, 2021, 99.9% of our loans by total loan exposure earned a floating rate of interest and approximately 50% of our portfolio was subject to a LIBOR floor of at least 0.75%, with a weighted average floor of 1.0%. We expect the majority of our future investment activity to focus on originating floating-rate senior loans that we finance with our repurchase and other financing facilities, with a secondary focus on originating floating-rate loans for which we syndicate a senior position and retain a subordinated interest for our portfolio. As of September 30, 2021, all of our investments were located in the United States.

The following charts illustrate the diversification and composition of our loan portfolio, based on type of investment, interest rate, underlying property type, geographic location, vintage and LTV as of September 30, 2021(A):

The charts above are based on total assets. Total assets reflect the principal amount of our commercial real estate loans.

(A)    Excludes CMBS B-Piece investments held through RECOP I, an equity method investment.
(B)    Excludes one real estate corporate loan to a multifamily operator with an outstanding principal amount of $31.6 million, representing 0.6% of our commercial real estate loans as of September 30, 2021.
(C)    LTV is generally based on the initial loan amount divided by the as-is appraised value as of the date the loan was originated or by the current principal amount as of the date of the most recent as-is appraised value. Excludes (i) one real estate corporate loan to a multifamily operator with an outstanding principal of $31.6 million as of September 30, 2021, and (ii) two non-performing 5-rated loans on non-accrual status; with a total outstanding principal of $115.1 million, representing 2.0% of our commercial real estate loan portfolio as of September 30, 2021.

The following table details our quarterly loan activity (dollars in thousands):

	Three Months Ended
	September 30, 2021	June 30, 2021	March 31, 2021	December 31, 2020
Loan originations	$1,536,993	$967,108	$534,500	$565,351
Loan fundings(A)	$1,142,969	$558,387	$575,826	$496,005
Loan repayments/syndications(B)	(934,899)	(270,980)	(244,348)	(534,581)
Net fundings	208,070	287,407	331,478	(38,576)
PIK interest	373	458	845	1,872
Total activity	$208,443	$287,865	$332,323	$(36,704)
(A)    Includes initial funding of new loans and additional fundings made under existing loans.
(B)    Excludes $150.5 million and $79.9 million of proceeds from senior note syndications during the three months ended March 31, 2021 and December 31, 2020, respectively.

The following table details overall statistics for our loan portfolio as of September 30, 2021 (dollars in thousands):

		Total Loan Exposure(A)
	Balance Sheet Portfolio	Total Loan Portfolio	Floating Rate Loans	Fixed Rate Loans
Number of loans	52	52	51	1
Principal balance	$5,478,044	$5,790,751	$5,785,251	$5,500
Amortized cost	$5,442,734	$5,755,441	$5,754,591	$850
Unfunded loan commitments(B)	$1,224,595	$1,224,595	$1,224,595	$—
Weighted-average cash coupon(C)	4.4%	4.3%	L + 3.4%	11.0%
Weighted-average all-in yield(C)	4.6%	4.5%	L + 3.5%	11.0%
Weighted-average maximum maturity (years)(D)	3.3	3.3	3.3	3.8
LTV(E)	67%	67%	67%	n.a.

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
(C)     As of September 30, 2021, 100.0% of floating rate loans by principal balance are indexed to one-month USD LIBOR. In addition to cash coupon, all-in yield includes the amortization of deferred origination fees, loan origination costs and purchase discounts. Cash coupon and all-in yield for the total portfolio assume applicable floating benchmark rates as of September 30, 2021. L = the greater of one-month USD LIBOR; spot rate of 0.08%, and the applicable contractual LIBOR floor, included in portfolio-wide averages represented as fixed rates. Does not factor in prepayment fee income that might be earned upon prepayment.
(D)     Maximum maturity assumes all extension options are exercised by the borrower; however, our loans may be repaid prior to such date. As of September 30, 2021, based on total loan exposure, 49.5% of our loans were subject to yield maintenance or other prepayment restrictions and 50.5% were open to repayment by the borrower without penalty.
(E)     Loan-to-value ratio ("LTV") is generally based on the initial loan amount divided by the as-is appraised value as of the date the loan was originated or by the current principal amount as of the date of the most recent as-is appraised value. Weighted average LTV excludes (i) one real estate corporate loan to a multifamily operator with an outstanding principal of $31.6 million as of September 30, 2021 and (ii) two non-performing 5-rated loans on non-accrual status; with a total outstanding principal of $115.1 million as of September 30, 2021.

The table below sets forth additional information relating to our portfolio as of September 30, 2021 (dollars in millions):

	Investment(A)	Location	Property Type	Investment Date	Total Whole Loan	Committed Principal Amount	Current Principal Amount	Net Equity(B)	Coupon(C)(D)	Max Remaining Term (Years)(C)(E)	Loan Per SF / Unit / Key	LTV(C)(F)	Risk Rating
	Senior Loans(H)
1	Senior Loan	Arlington, VA	Multifamily	9/30/2021	$381.0	$381.0	$352.9	$78.7	L + 3.2	5.0	$ 317,965 / unit	69%	3
2	Senior Loan	Bellevue, WA	Office	9/13/2021	520.8	260.4	47.3	12.6	L + 3.6	5.5	$ 155 / SF	63	3
3	Senior Loan	Los Angeles, CA	Multifamily	2/19/2021	260.0	260.0	248.0	48.9	L + 3.6	4.4	$ 462,687 / unit	68	3
4	Senior Loan	Boston, MA	Life Science	5/24/2018	250.5	250.5	237.0	48.8	L + 3.2	2.3	$ 507 / SF	53	2
5	Senior Loan	Mountain View, CA	Office	7/14/2021	362.8	250.0	182.0	43.7	L + 3.3	4.9	$ 592 / SF	73	3
6	Senior Loan	New York, NY	Condo (Residential)	12/20/2018	234.5	234.5	206.9	36.0	L + 3.6	2.3	$ 1,292 / SF	71	4
7	Senior Loan	Bronx, NY	Industrial	8/27/2021	381.2	228.7	93.9	92.1	L + 4.1	4.9	$ 114 / SF	52	3
8	Senior Loan	Various	Multifamily	5/31/2019	216.5	216.5	214.9	37.1	L + 3.1	2.7	$ 200,802 / unit	74	3
9	Senior Loan(K)	Various	Industrial	6/30/2021	425.0	212.5	1.7	(0.5)	L + 5.4	4.8	$ 14 / SF	76	3
10	Senior Loan	Minneapolis, MN	Office	11/13/2017	194.4	194.4	194.4	33.2	L + 3.8	1.2	$ 179 / SF	65	2
11	Senior Loan	Boston, MA	Office	2/4/2021	375.0	187.5	187.5	37.3	L + 3.3	4.4	$ 506 / SF	71	3
12	Senior Loan	Chicago, IL	Multifamily	6/6/2019	186.0	186.0	179.5	32.3	L + 3.6	2.7	$ 364,837 / unit	72	3
13	Senior Loan	Denver, CO	Multifamily	8/13/2019	185.0	185.0	185.0	41.5	L + 2.8	2.9	$ 311,448 / unit	54	3
14	Senior Loan	The Woodlands, TX	Hospitality	9/15/2021	183.3	183.3	168.1	166.7	L + 4.2	5.0	$ 184,917 / key	64	3
15	Senior Loan	Philadelphia, PA	Office	4/11/2019	182.6	182.6	155.6	23.3	L + 2.6	2.6	$ 218 / SF	68	3
16	Senior Loan	Washington, D.C.	Office	12/20/2019	175.5	175.5	109.9	26.6	L + 3.4	3.3	$ 538 / SF	58	3
17	Senior Loan	Chicago, IL	Office	7/15/2019	170.0	170.0	133.7	22.9	L + 3.3	2.9	$ 129 / SF	59	3
18	Senior Loan	Boston, MA	Life Science	4/27/2021	332.3	166.2	105.9	15.9	L + 3.6	4.6	$ 440 / SF	66	3
19	Senior Loan	Philadelphia, PA	Office	6/19/2018	165.0	165.0	165.0	71.5	L + 2.5	1.8	$ 169 / SF	71	3
20	Senior Loan	New York, NY	Multifamily	12/5/2018	163.0	163.0	148.0	22.4	L + 2.6	2.2	$ 556,391 / unit	77	3
21	Senior Loan	Oakland, CA	Office	10/23/2020	509.9	159.7	99.5	15.7	L + 4.3	4.1	$ 306 / SF	65	3
22	Senior Loan	Plano, TX	Office	2/6/2020	153.7	153.7	127.4	31.6	L + 2.7	3.4	$ 177 / SF	63	3
23	Senior Loan	Boston, MA	Multifamily	3/29/2019	138.0	138.0	137.0	56.7	L + 2.7	2.5	$ 351,282 / unit	63	3
24	Senior Loan	West Palm Beach, FL	Multifamily	11/7/2018	135.0	135.0	133.4	21.9	L + 2.9	2.1	$ 164,321 / unit	67	3
25	Senior Loan	Fort Lauderdale, FL	Hospitality	11/9/2018	130.0	130.0	130.0	24.3	L + 3.4	2.2	$ 375,723 / key	66	3
26	Senior Loan	Fontana, CA	Industrial	5/11/2021	119.9	119.9	42.7	13.4	L + 4.6	4.7	$ 36 / SF	64	3
27	Senior Loan	Irving, TX	Multifamily	4/22/2021	117.6	117.6	107.0	17.7	L + 3.3	4.6	$ 117,836 / unit	70	3
28	Senior Loan	Pittsburgh, PA	Student Housing	6/8/2021	112.5	112.5	112.5	16.8	L + 2.9	4.7	$ 155,602 / bed	74	3
29	Senior Loan	Portland, OR	Retail	10/26/2015	109.6	109.6	109.6	89.6	L + 5.5	—	$ 101 / SF	n.a.	5
30	Senior Loan	San Diego, CA	Multifamily	2/3/2020	102.3	102.3	102.3	14.9	L + 3.3	3.4	$ 442,965 / unit	71	3
31	Senior Loan	Denver, CO	Industrial	12/11/2020	95.8	95.8	52.8	15.5	L + 3.8	4.3	$ 35 / SF	61	3
32	Senior Loan	Brisbane, CA	Life Science	7/22/2021	95.0	95.0	84.9	16.1	L + 3.0	4.9	$ 733 / SF	71	3
33	Senior Loan	State College, PA	Student Housing	10/15/2019	93.4	93.4	82.1	24.3	L + 2.7	3.1	$ 68,782 / bed	64	3
34	Senior Loan	Seattle, WA	Multifamily	9/7/2018	92.3	92.3	92.3	16.0	L + 3.4	1.9	$ 515,571 / unit	76	3
35	Senior Loan	Denver, CO	Multifamily	6/24/2021	88.5	88.5	88.5	16.1	L + 3.0	4.8	$ 295,000 / unit	77	3

	Investment(A)	Location	Property Type	Investment Date	Total Whole Loan	Committed Principal Amount	Current Principal Amount	Net Equity(B)	Coupon(C)(D)	Max Remaining Term (Years)(C)(E)	Loan Per SF / Unit / Key	LTV(C)(F)	Risk Rating
36	Senior Loan	Dallas, TX	Office	1/22/2021	87.0	87.0	87.0	21.0	L + 3.3	4.4	$ 288 / SF	65	3
37	Senior Loan	New York, NY	Multifamily	3/29/2018	86.0	86.0	86.0	13.2	L + 4.0	1.5	$ 462,366 / unit	63	2
38	Senior Loan	Seattle, WA	Office	3/20/2018	80.7	80.7	80.7	13.3	L + 4.1	1.5	$ 468 / SF	56	3
39	Senior Loan	Austin, TX	Multifamily	12/4/2020	80.0	80.0	78.7	12.5	L + 3.7	3.2	$ 201,695 / unit	77	3
40	Senior Loan	Mesa, AZ	Industrial	5/4/2021	77.8	77.8	43.2	17.2	L + 3.2	4.6	$ 50 / SF	55	3
41	Senior Loan	Brooklyn, NY	Hospitality	1/18/2019	77.0	77.0	77.0	16.9	L + 2.9	2.4	$ 392,879 / key	69	4
42	Senior Loan	Phoenix, AZ	Single Family Rental	4/22/2021	72.1	72.1	12.8	5.0	L + 4.8	4.6	$ 27,785 / unit	50	3
43	Senior Loan	Arlington, VA	Multifamily	10/23/2020	141.8	70.9	70.9	11.4	L + 3.8	4.0	$ 392,898 / unit	73	3
44	Senior Loan	Denver, CO	Multifamily	9/14/2021	70.3	70.3	69.3	12.0	L+ 2.7	5.0	$ 286,157 / unit	78	3
45	Senior Loan	Queens, NY	Industrial	7/21/2017	70.1	70.1	67.1	17.0	L + 3.0	0.9	$ 111 / SF	77	4
46	Senior Loan	Washington, D.C.	Multifamily	12/4/2020	69.0	69.0	66.3	10.3	L + 3.5	4.2	$ 265,132 / unit	63	3
47	Senior Loan	Dallas, TX	Multifamily	8/18/2021	68.2	68.2	68.2	9.6	L + 3.8	4.9	$ 189,444 / unit	70	3
48	Senior Loan	Austin, TX	Multifamily	9/12/2019	67.5	67.5	67.5	10.4	L + 2.5	2.9	$ 191,218 / unit	74	3
49	Senior Loan(I)	New York, NY	Condo (Residential)	8/4/2017	42.4	42.4	42.4	27.8	L + 4.2	0.5	$ 1,343 / SF	73	4
	Total/Weighted Average Senior Loans Unlevered				$8,527.7	$7,014.8	$5,736.6	$1,479.3	L + 3.3%	3.3		67%	3.0
	Non-Senior Loans
1	Mezzanine	Westbury, NY	Multifamily	1/27/2020	17.0	17.0	17.0	16.9	L + 9.0	2.8	$ 451,477 / unit	64	3
2	Mezzanine(J)	Various	Retail	6/19/2015	5.5	5.5	5.5	0.9	11.0%	3.8	$ 45 / SF	n.a.	5
3	Corporate	n.a.	Multifamily	12/11/2020	79.1	31.6	31.6	31.0	L + 12.0	4.2	n.a.	n.a.	3
	Total/Weighted Average Non-Senior Loans Unlevered				$101.6	$54.1	$54.1	$48.8	12.3%	3.7		n.a.	3.2
	CMBS B-Pieces
1	RECOP I(G)	Various	Various	2/13/2017	n.a.	40.0	35.7	35.7	4.8	7.7	n.a.	58	n.a.
	Total/Weighted Average CMBS B-Pieces Unlevered					$40.0	$35.7	$35.7	4.8%	7.7		58%

*    Numbers presented may not foot due to rounding.
(A)    Our total portfolio represents the current principal amount on senior, mezzanine and corporate loans and net equity in RECOP I, which holds CMBS B-Piece investments.
For Senior Loan 11, the total whole loan is $375.0 million, co-originated and co-funded by us and a KKR affiliate. Our interest was 50% of the loan or $187.5 million, of which $150.0 million in senior notes were syndicated to a third party. Post syndication, we retained a mezzanine loan with a commitment of $37.5 million, fully funded as of September 30, 2021, at an interest rate of L+7.9%.
For Senior Loan 12, the total whole loan is $186.0 million, of which a $81.6 million senior note was syndicated to a third party lender. Post syndication, we retained the mezzanine loan and a 45% interest in the senior loan with a total commitment of $104.4 million, of which $100.7 million was funded as of September 30, 2021, at a blended interest rate of L+4.7%.
For Senior Loan 21, the total whole loan is $509.9 million, co-originated and co-funded by us and a KKR affiliate. Our interest was 31% of the loan or $159.7 million, of which $134.7 million in senior notes were syndicated to third party lenders. Post syndication, we retained a mezzanine loan with a commitment of $25.0 million, of which $15.6 million was funded as of September 30, 2021, at an interest rate of L+12.9%.
(B)    Net equity reflects (i) the amortized cost basis of our loans, net of borrowings; and (ii) the cost basis of our investment in RECOP I.
(C)    Weighted average is weighted by current principal amount for our senior, mezzanine and corporate loans and by net equity for our RECOP I CMBS B-Pieces.
(D)    L = the greater of one-month USD LIBOR; spot rate of 0.08%, and the applicable contractual LIBOR floor, included in portfolio-wide averages represented as fixed rates.
(E)    Max remaining term (years) assumes all extension options are exercised, if applicable.
(F)    For senior loans, LTV is generally based on the initial loan amount divided by the as-is appraised value as of the date the loan was originated or by the current principal amount as of the date of the most recent as-is appraised value; for mezzanine loans, LTV is based on the current balance of the whole loan divided by the as-is appraised value as of the date the loan was originated; for RECOP I CMBS B-Pieces, LTV is based on the weighted average LTV of the underlying loan pool at issuance. Weighted Average LTV does not include (i) one fully funded corporate loan to a multifamily operator with an outstanding principal amount of $31.6 million and (ii) two non-performing 5-rated loans on non-accrual status; with a total outstanding principal of $115.1 million as of September 30, 2021.
For Senior Loan 6, LTV is based on the initial loan amount divided by the appraised bulk sale value assuming a condo-conversion and no renovation.
For Senior Loan 30, LTV is based on the current principal amount divided by the adjusted appraised gross sellout value net of sales cost.
For Senior Loans 2, 7, 9, 26, 31, 40, 42 and Mezzanine Loan 1, LTV is calculated as the total commitment amount of the loan divided by the as-stabilized value as of the date the loan was originated.
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
(I)    For Senior Loan 49, Loan per SF of $1,343 is based on the allocated loan amount of the residential units. Excluding the value of the retail and parking components of the collateral, the Loan per SF is $1,894 based on allocating the full amount of the loan to only the residential units.
(J)    For Mezzanine Loan 2, Current Principal Amount is gross of $4.7 million write-off (of amortized cost).
(K)    For Senior Loan 9, the total whole loan facility is $425.0 million, co-originated and co-funded by us and a KKR affiliate. Our interest was 50% of the facility or $212.5 million. The facility is comprised of individual cross-collateralized whole loans. As of September 30, 2021, there was one underlying senior loan in the facility with a commitment of $10.4 million and outstanding principal of $1.7 million.

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

During the fourth quarter of 2020, KREF modified one senior retail loan with a principal balance and an amortized cost of $109.6 million, respectively. The loan modification included a deferral of interest due and a Deed in Lieu of Foreclosure, which allows KREF to obtain title of the underlying property in the event of default. As of September 30, 2021, the loan had a risk rating of 5, and was placed on non-accrual status in October 2020; the loan is currently in restructuring discussions. KREF had no remaining unfunded commitment as of September 30, 2021. While KREF did not forgive or charge-off any amounts due under this loan, this modification is considered a TDR under GAAP. There were no other material modifications during the nine months ended September 30, 2021.

As of September 30, 2021, the average risk rating of our loan portfolio was 3.0 (Average Risk), weighted by total loan exposure, as compared to 3.1 (Average Risk) as of June 30, 2021.

September 30, 2021					June 30, 2021
Risk Rating	Number of Loans	Net Book Value	Total Loan Exposure(B)	Total Loan Exposure %	Risk Rating	Number of Loans	Net Book Value	Total Loan Exposure(A)(B)	Total Loan Exposure %
1	—	$—	$—	—%	1	—	$—	$—	—%
2	3	517,168	517,434	8.9	2	1	194,064	194,400	3.5
3	43	4,415,030	4,764,745	82.3	3	42	4,580,309	4,854,305	87.0
4	4	381,608	393,501	6.8	4	4	405,995	418,532	7.5
5	2	70,121	115,071	2.0	5	2	70,121	115,071	2.0
	52	$5,383,927	$5,790,751	100.0%		49	$5,250,489	$5,582,308	100.0%
(A)    Excludes $66.2 million of vertical loan syndication as of June 30, 2021.
(B)    In certain instances, we finance our loans through the non-recourse sale of a senior interest that is not included in our condensed consolidated financial statements under GAAP. Total loan exposure includes the entire loan we originated and financed, including $312.7 million and $310.8 million of such non-consolidated senior interests as of September 30, 2021 and June 30, 2021, respectively.

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

Portfolio Financing

Our portfolio financing arrangements include term loan financing, term lending agreements, collateralized loan obligations, secured term loan, warehouse facility, asset specific financing, non-consolidated senior interest (collectively “Non-Mark-to-Market Financing Sources”), master repurchase agreements, and loan participations sold (excluding vertical loan syndications).

Our Non-Mark-to-Market Financing Sources, which accounted for 81% of our total secured financing (excluding our corporate revolver) as of September 30, 2021, are not subject to credit or capital markets mark-to-market provisions. The remaining 19% of our secured borrowings, which is primarily comprised of three master repurchase agreements, are only subject to credit marks.

We continue to expand and diversify our financing sources, especially those sources that provide non-mark-to-market financing, reducing our exposure to market volatility.

The following table summarizes our portfolio financing (dollars in thousands):

		Portfolio Financing Outstanding Principal Balance(A)
	Non-/Mark-to-Market	September 30, 2021	December 31, 2020
Master repurchase agreements	Mark-to-Credit	$846,972	$673,120
Term loan financing	Non-Mark-to-Market	904,087	948,204
Term lending agreements	Non-Mark-to-Market	1,008,327	900,000
Collateralized loan obligations	Non-Mark-to-Market	1,095,250	810,000
Secured term loan	Non-Mark-to-Market	297,750	300,000
Asset specific financing	Non-Mark-to-Market	60,000	60,000
Warehouse facility	Non-Mark-to-Market	—	—
Non-consolidated senior interests	Non-Mark-to-Market	312,707	158,672
Total portfolio financing		$4,525,093	$3,849,996
(A)    Excludes $66.2 million of vertical loan participations sold as of December 31, 2020, respectively. Such participations did not qualify for sale accounting under GAAP and therefore were consolidated in our Condensed Consolidated Balance Sheets as of December 31, 2020.

Financing Agreements

The following table details our financing agreements (dollars in thousands):

	September 30, 2021
	Maximum	Collateral	Borrowings
	Facility Size(A)	Assets(B)	Potential(C)	Outstanding	Available
Master Repurchase Agreements
Wells Fargo	$1,000,000	$752,468	$502,173	$494,536	$7,637
Morgan Stanley	600,000	360,098	267,432	260,104	7,328
Goldman Sachs	240,000	156,671	95,425	92,332	3,093
Term Loan Facility	1,000,000	1,102,711	904,087	904,087	—
Term Lending Agreements
KREF Lending V	713,378	799,928	659,380	659,380	—
KREF Lending IX	500,000	428,575	348,947	348,947	—
Warehouse Facility
HSBC	500,000	—	—	—	—
Asset Specific Financing
BMO Facility	300,000	76,000	60,000	60,000	—
Revolver	335,000	—	335,000	150,000	185,000
	$5,188,378	$3,676,451	$3,172,444	$2,969,386	$203,058
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

Each of our existing master repurchase facilities includes "credit mark-to-market" features. "Credit mark-to-market" provisions in repurchase facilities are designed to keep the lenders' credit exposure generally constant as a percentage of the underlying collateral value of the assets pledged as security to them. If the credit underlying collateral value decreases, the gross amount of leverage available to us will be reduced as our assets are marked-to-market, which would reduce our liquidity. The lender under the applicable repurchase facility sets the valuation and any revaluation of the collateral assets in its sole, good faith discretion. As a contractual matter, the lender has the right to reset the value of the assets at any time based on then-current market conditions, but the market convention is to reassess valuations on a monthly, quarterly and annual basis using the financial information delivered pursuant to the facility documentation regarding the real property, borrower and guarantor under such underlying loans. Generally, if the lender determines (subject to certain conditions) that the market value of the collateral in a repurchase transaction has decreased by more than a defined minimum amount, the lender may require us to provide additional collateral or lead to margin calls that may require us to repay all or a portion of the funds advanced. We closely monitor our liquidity and intend to maintain sufficient liquidity on our balance sheet in order to meet any margin calls in the event of any significant decreases in asset values. As of September 30, 2021 and December 31, 2020, the weighted average haircut under our repurchase agreements was 33.3% and 36.7%, respectively (or 31.8% and 34.8%, respectively, if we had borrowed the maximum amount approved by its repurchase agreement counterparties as of such dates). In addition, our existing master repurchase facilities are not entirely term-matched financings and may mature before our CRE debt investments that represent underlying collateral to those financings. As we negotiate renewals and extensions of these liabilities, we may experience lower advance rates and higher pricing under the renewed or extended agreements.

Term Loan Financing

In connection with our efforts to diversify our financing sources, further expand our non-mark-to-market borrowing base and reduce our exposure to market volatility, we entered into a term loan financing agreement in April 2018 with third party lenders for an initial borrowing capacity of $200.0 million that was increased to $1.0 billion in October 2018 (“Term Loan Facility”). The facility provides us with asset-based financing on a non-mark-to-market basis with matched term up to five years and is non-recourse to us. Borrowings under the facility are collateralized by senior loans, held-for-investment, and bear interest equal to one-month LIBOR plus a margin. As of September 30, 2021, the weighted average margin on the facility was 1.6%.
The following table summarizes our borrowings under the Term Loan Facility (dollars in thousands):

	September 30, 2021
Term Loan Facility	Count	Outstanding Principal	Amortized Cost	Carrying Value	Wtd. Avg. Yield/Cost(A)	Guarantee(B)	Wtd. Avg. Term(C)
Collateral assets	12	$1,102,711	$1,100,457	$1,099,568	L + 3.2%	n.a.	April 2024
Financing provided	n.a.	904,087	904,087	904,087	L + 1.6%	n.a.	April 2024
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

Term Lending Agreements

In June 2019, we entered into a Master Repurchase and Securities Contract Agreement ("KREF Lending V Facility") with Morgan Stanley Mortgage Capital Holdings LLC ("Administrative Agent"), as administrative agent on behalf of Morgan Stanley Bank, N.A. ("Initial Buyer"), which provides non-mark-to-market financing. In March 2021, the current stated maturity was extended to June 2022, subject to four additional one-year extension options, which may be exercised by us upon the satisfaction of certain customary conditions and thresholds. The Initial Buyer subsequently syndicated a portion of the facility to multiple financial institutions. As of September 30, 2021, the Initial Buyer held 22.2% of the total commitment under the facility. Borrowings under the facility are collateralized by certain loans, held for investment, and bear interest equal to one-month LIBOR, plus a 1.9% margin. Total outstanding borrowings under the facility as of September 30, 2021 was $659.4 million.

In July 2021, we entered into a $500.0 million Master Repurchase and Securities Contract Agreement with a financial institution (“KREF Lending IX Facility”). The facility, which provides financing on a non-mark-to-market basis with partial recourse to us, has a three-year draw period and matched term to the underlying loans. As of September 30, 2021, there was $348.9 million outstanding on this facility.

Warehouse Facility

In March 2020, we entered into a $500.0 million Loan and Security Agreement with HSBC Bank USA, National Association (“HSBC Facility”). The facility, which matures in March 2023, provides warehouse financing on a non-mark-to-market basis with partial recourse to us. Borrowings under the facility are collateralized by certain loans, held for investment, and bear interest equal to one-month LIBOR, plus a margin. As of September 30, 2021, there was no balance outstanding on this facility.

Asset Specific Financing

In August 2018, we entered into a $200.0 million loan financing facility with BMO Harris Bank (the "BMO Facility”). In May 2019, we increased the borrowing capacity to $300.0 million. The facility provides asset-based financing on a non-mark-to-

market basis with matched-term up to five years with partial recourse to us. As of September 30, 2021, there was $60.0 million outstanding on this facility.

Revolving Credit Agreement

We have a $335.0 million corporate revolving credit facility (“Revolver”) administered by Morgan Stanley Senior Funding, Inc. We may use our Revolver as a source of financing, which is designed to provide short-term liquidity to purchase or de-lever loans, pay operating expenses and borrow amounts for general corporate purposes. Borrowings under the Revolver bear interest at a per annum rate equal to the sum of (i) a floating rate index and (ii) a fixed margin. Our Revolver is secured by corporate level guarantees and does not include asset-based collateral. As of September 30, 2021, there was $150.0 million outstanding on this facility.

Collateralized Loan Obligations

In August 2021, we financed a pool of loan participations from our existing loan portfolio through a managed collateralized loan obligation ("CLO" or "KREF 2021-FL2"). The CLO provides us with match-term financing on a non-mark-to-market and non-recourse basis. The CLO has a two-year reinvestment feature that allows principal proceeds of the collateral assets to be reinvested in qualifying replacement assets, subject to the satisfaction of certain conditions set forth in the indenture. In connection with KREF 2021-FL2, we redeemed all outstanding notes issued as part of KREF 2018-FL1, our $1.0 billion managed commercial real estate collateralized loan obligation that was completed in November 2018.

The following table outlines KREF 2021-FL2 collateral assets and respective borrowing (dollars in thousands):

	September 30, 2021
Collateralized Loan Obligation 2021-FL2	Count	Outstanding Principal	Amortized Cost	Carrying Value	Wtd. Avg. Yield/Cost	Wtd. Avg. Term(B)
Collateral assets(A)	20	$1,300,000	$1,300,000	$1,298,760	L + 3.3%	January 2025
Financing provided	1	1,095,250	1,086,900	1,086,900	L + 1.7%	February 2039
(A)Collateral loan assets represent 23.7% of the principal of our commercial real estate loans as of September 30, 2021. As of September 30, 2021, 100% of our loans financed through the CLO are floating rate loans.
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

Non-Consolidated Senior Interests

In certain instances, we finance our loans through the non-recourse sale of a senior loan interest that is not included in our condensed consolidated financial statements. These non-consolidated senior interests provide structural leverage on a non-

mark-to-market, matched-term basis for our net investments, which are typically reflected in the form of mezzanine loans or other subordinate interests on our balance sheets and in our statements of income.

The following table details the subordinate interests retained on our balance sheet and the related non-consolidated senior interests (dollars in thousands):

	September 30, 2021
Non-Consolidated Senior Interests	Count	Principal Balance	Carrying Value	Wtd. Avg. Yield/Cost	Guarantee	Wtd. Avg. Term
Total loan	3	$466,504	n.a.	L + 3.6%	n.a.	May 2025
Senior participation	3	312,707	n.a.	L + 2.3%	n.a.	August 2025
Interests retained		153,797		L + 6.3%		December 2024

Secured Term Loan

In September 2020, we entered into a $300.0 million secured term loan at a price of 97.5%, which bears interest at a per annum rate equal to LIBOR plus a 4.75% margin, subject to a 1.0% LIBOR floor, payable quarterly beginning in December 2020. The secured term loan is partially amortizing, with an amount equal to 1.0% per annum of the principal balance due in quarterly installments starting March 31, 2021. As of September 30, 2021, outstanding borrowing under the secured term loan was $297.8 million. Our secured term loan is open for repricing as of its first anniversary.

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

Borrowing Activities

The following tables provide additional information regarding our borrowings (dollars in thousands):

		Nine Months Ended September 30, 2021
	Outstanding Principal as of September 30, 2021	Average Daily Amount Outstanding(A)	Maximum Amount Outstanding	Weighted Average Daily Interest Rate
Wells Fargo	$494,536	$540,487	$761,102	1.6%
Morgan Stanley	260,104	382,062	473,902	2.1
Goldman Sachs	92,332	88,547	107,617	3.0
Term Loan Facility	904,087	924,635	992,777	1.7
KREF Lending V	659,380	876,624	900,000	2.0
KREF Lending IX	348,947	62,598	348,947	1.8
BMO Facility	60,000	60,000	60,000	1.8
Revolver	150,000	17,784	265,000	2.1
Total/Weighted Average	$2,969,386			1.9%
(A)     Represents the average for the period the facility was outstanding.

	Average Daily Amount Outstanding(A)
	Three Months Ended
	September 30, 2021	June 30, 2021
Wells Fargo	$598,729	$529,169
Morgan Stanley	366,046	429,449
Goldman Sachs	97,574	91,075
Term Loan Facility	953,283	878,021
KREF Lending V	830,634	900,000
KREF Lending IX	62,598	—
BMO Facility	60,000	60,000
Revolver	32,609	—
(A)     Represents the average for the period the debt was outstanding.

Covenants—Each of our repurchase facilities, term lending agreements, warehouse facility and our Revolver contain customary terms and conditions, including, but not limited to, negative covenants relating to restrictions on our operations with respect to our status as a REIT, and financial covenants, such as:

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
•a total indebtedness covenant (83.3% of our Total Assets, as defined in the applicable financing agreements);

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

As of September 30, 2021, we were in compliance with the covenants of our financing facilities.

Guarantees—In connection with our financing arrangements including; master repurchase agreements, our term lending agreements, and our asset specific financing, our Operating Partnership has entered into a limited guarantee in favor of each lender, under which our Operating Partnership guarantees the obligations of the borrower under the respective financing agreement (i) in the case of certain defaults, up to a maximum liability of 25.0% of the then-outstanding repurchase price of the eligible loans, participations or securities, as applicable, or (ii) up to a maximum liability of 100.0% in the case of certain "bad boy" defaults. The borrower in each case is a special purpose subsidiary of us. In addition, some guarantees include certain full recourse insolvency-related trigger events.

With respect to our Revolver, amounts borrowed are full recourse to certain guarantor wholly-owned subsidiaries of us.

Results of Operations

Three Months Ended September 30, 2021 Compared to Three Months Ended June 30, 2021

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

The following table summarizes the changes in our results of operations for the three months ended September 30, 2021 and June 30, 2021 (dollars in thousands, except per share data):

	Three Months Ended		Increase (Decrease)
	September 30, 2021	June 30, 2021	Dollars	Percentage
Net Interest Income
Interest income	$75,320	$67,149	$8,171	12.2%
Interest expense	29,832	26,958	2,874	10.7
Total net interest income	45,488	40,191	5,297	13.2
Other Income
Income (loss) from equity method investments	2,162	1,256	906	72.1
Other income	130	100	30	30.0
Total other income (loss)	2,292	1,356	936	69.0

Operating Expenses
General and administrative	3,659	3,688	(29)	(0.8)
Provision for (reversal of) credit losses, net	1,165	(559)	1,724	308.4
Management fees to affiliate	4,964	4,835	129	2.7
Incentive compensation to affiliate	2,215	2,403	(188)	(7.8)
Total operating expenses	12,003	10,367	1,636	15.8
Income (Loss) Before Income Taxes, Preferred Dividends and Redemption Value Adjustment	35,777	31,180	4,597	14.7
Income tax expense (benefit)	106	103	3	2.9
Net Income (Loss)	35,671	31,077	4,594	14.8
Preferred stock dividends and redemption value adjustment	3,682	1,813	1,869	103.1
Net Income (Loss) Attributable to Common Stockholders	$31,989	$29,264	$2,725	9.3%

Net Income (Loss) Per Share of Common Stock
Basic	$0.57	$0.53	$0.04	7.5%
Diluted	$0.57	$0.52	$0.05	9.6%
Weighted Average Number of Shares of Common Stock Outstanding
Basic	55,637,480	55,632,322	5,158	—%
Diluted	56,011,243	55,907,086	104,157	0.2%

Dividends Declared per Share of Common Stock	$0.43	$0.43	$—	—%

Net Interest Income

Net interest income increased by $5.3 million, or 13.2%, during the three months ended September 30, 2021, compared to the three months ended June 30, 2021, this is primarily due to an $8.2 million, or 12.2%, increase in our interest income and offset by a $2.9 million, or 10.7%, increase in our interest expense.

Our interest income increased primarily as the weighted average principal balance of our loan portfolio increased by $238.4 million for the three months ended September 30, 2021, compared to the three months ended June 30, 2021, as a result of continuing capital deployment from loan repayments. In addition, we recognized net accelerated deferred loan fees and prepayment fee income of $6.5 million during the three months ended September 30, 2021, compared to $1.1 million during the three months ended June 30, 2021.

The increase in interest expense was primarily due to the incremental interest expense from additional borrowings on our financing facilities to finance loan originations. The weighted-average principal balance of our borrowings increased by $250.9 million for the three months ended September 30, 2021, compared to the three months ended June 30, 2021.

In addition, our loans continued to benefit from in-the-money LIBOR floors during the three months ended September 30, 2021. As of September 30, 2021, 50% of our loan portfolio was subject to a LIBOR floor of at least 0.75%, with a weighted average floor of 1.00%; by contrast, only 11% of total outstanding financing (inclusive of the secured term loan) is subject to a LIBOR floor greater than 0.0%.

Operating Expenses

Total operating expenses increased by $1.6 million during the three months ended September 30, 2021, as compared to the three months ended June 30, 2021. This increase was primarily due to a net increase of $1.7 million in the provision for credit losses resulting from the originations activity during the three months ended September 30, 2021, partially offset by loan repayments.

Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020

The following table summarizes the changes in our results of operations for the nine months ended September 30, 2021 and 2020 (dollars in thousands, except per share data):

	Nine Months Ended		Increase (Decrease)
	September 30, 2021	September 30, 2020	Dollars	Percentage
Net Interest Income
Interest income	$207,235	$205,987	$1,248	0.6%
Interest expense	84,173	98,477	(14,304)	(14.5)
Total net interest income	123,062	107,510	15,552	14.5
Other Income
Income (loss) from equity method investments	4,508	(631)	5,139	814.4
Other income	296	658	(362)	(55.0)
Total other income (loss)	4,804	27	4,777	17,692.6

Operating Expenses
General and administrative	10,852	11,376	(524)	(4.6)
Provision for (reversal of) credit losses, net	(982)	53,782	(54,764)	(101.8)
Management fees to affiliate	14,089	12,740	1,349	10.6
Incentive compensation to affiliate	6,810	3,845	2,965	77.1
Total operating expenses	30,769	81,743	(50,974)	(62.4)
Income (Loss) Before Income Taxes, Preferred Dividends and Redemption Value Adjustment	97,097	25,794	71,303	276.4
Income tax expense (benefit)	257	255	2	0.8
Net Income (Loss)	96,840	25,539	71,301	279.2
Preferred stock dividends and redemption value adjustment	6,403	762	5,641	740.3
Net Income (Loss) Attributable to Common Stockholders	$90,437	$24,777	$65,660	265.0%

Net Income (Loss) Per Share of Common Stock
Basic	$1.63	$0.44	$1.19	270.55%
Diluted	$1.62	$0.44	$1.18	268.99%
Weighted Average Number of Shares of Common Stock Outstanding
Basic	55,629,810	56,107,765	(477,955)	(0.9)%
Diluted	55,883,197	56,187,461	(304,264)	(0.5)%

Dividends Declared per Share of Common Stock	$1.29	$1.29	$—	—%

Net Interest Income

Net interest income increased by $15.6 million, or 14.5%, during the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020. This increase was primarily due to a $14.3 million, or 14.5%, decrease in interest expense resulting from a decrease in LIBOR, offset by an increase in the weighted average principal balance of our financing facilities of $89.4 million. In addition, our interest income increased by $1.2 million, or 0.6%, as the weighted average principal balance of our loan portfolio increased by $178.6 million for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020, as a result of continuing capital deployment from loan repayments and deployment of the net proceeds from the issuance of 6.5% Series A Preferred Stock in April 2021.

We recognized $20.1 million of deferred loan fees, inclusive of $8.7 million of accelerated loan and prepayment fees in connection with repayments, into interest income during the nine months ended September 30, 2021, compared to $13.0 million during the nine months ended September 30, 2020. We recorded $10.5 million of deferred financing costs amortization into interest expense during the nine months ended September 30, 2021, as compared to $16.7 million during the nine months ended September 30, 2020.

Other Income

Total other income increased by $4.8 million primarily due to $1.1 million unrealized mark-to-market gain from our RECOP I equity method investment during the nine months ended September 30, 2021, as compared to a $4.0 million unrealized loss during the nine months ended September 30, 2020.

Operating Expenses

Total operating expenses decreased by $51.0 million, or 62.4%, during the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020. This decrease was primarily due to a $54.8 million decrease in provision for credit losses, partially offset by a (i) $3.0 million increase in Manager incentive compensation and (ii) a $1.3 million increase in management fee. In addition, we accrued for $1.5 million of dead deal costs related to deals canceled as a result of the COVID-19 impact during the nine months ended September 30, 2020, which did not recur during the nine months ended September 30, 2021.

The $1.0 million net benefit from the reversal of credit losses during the nine months ended September 30, 2021 was primarily attributable to a more stable macro-economic outlook based on improved observed economic data, partially offset by an increase to the allowance for 4- and 5-rated loans and an increase to the allowance related to newly originated loans. The $53.8 million in provision for credit loss during the nine months ended September 30, 2020 was primarily due to the significant adverse change in the economic outlook resulting from the outbreak of COVID-19 pandemic and incremental reserves for our 4- and 5-risk rated loans.

The following table provides additional information regarding total operating expenses (dollars in thousands):

	Three Months Ended
	September 30, 2021	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020
Professional services	$610	$527	$567	$348	$362
Operating and other costs	1,022	1,167	946	1,209	1,811
Stock-based compensation	2,027	1,994	1,992	1,305	1,390
Total general and administrative expenses	3,659	3,688	3,505	2,862	3,563
Provision for (reversal of) credit losses, net	1,165	(559)	(1,588)	(3,438)	(126)
Management fees to affiliate	4,964	4,835	4,290	4,252	4,223
Incentive compensation to affiliate	2,215	2,403	2,192	2,929	990
Total operating expenses	$12,003	$10,367	$8,399	$6,605	$8,650

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

In 2021, the global economy has, with certain setbacks, begun reopening and wider distribution of vaccines will likely encourage greater economic activity. However, wide disparities in vaccination rates and continued vaccine hesitancy, combined with the emergence of COVID-19 variants and surges in COVID-19 cases, could trigger the reinstatement of restrictions, including mandatory business shut-downs, travel restrictions, reduced business operations and social distancing requirements, which could dampen or delay any economic recovery and could materially and adversely affect our results and financial condition. Although we have observed signs of economic recovery and is generally encouraged by the response of its borrowers, we cannot predict the time required for a widespread sustainable economic recovery to take hold.

While the economy has improved significantly since the initial outbreak of the COVID-19 pandemic, the pandemic has resulted in, and may continue to result in, declines in rental rates and increases in rental concessions, including free rent to renew tenants early, to retain tenants who are up for renewal or to attract new tenants, or rent abatements for tenants severely impacted by the COVID-19 pandemic. Such responses have resulted in, and may continue to result in, decreases in cash flows to certain of our borrowers and potentially in defaults in paying debt service on outstanding indebtedness, which could adversely impact our results of operations and financial performance. The COVID-19 pandemic continues to disrupt global supply chains, has caused labor shortages and has added broad inflationary pressures, which has a potential negative impact on our borrowers’ ability to execute on their business plans and potentially their ability to perform under the terms of their loan obligations. In addition, declines in economic conditions caused by the COVID-19 pandemic could negatively impact real estate and real estate capital markets and result in lower occupancy, lower rental rates and declining values in our portfolio, which could adversely impact the value of our investments, making it more difficult for us to make distributions or meet our financing obligations.

We believe COVID-19’s adverse impact on our business, financial performance and operating results will in part be significantly driven by a number of factors that we are unable to predict or control, including, for example: the severity and duration of the pandemic; the distribution and acceptance of vaccines and their impact on the timing and speed of economic recovery; the spread of new variants of the virus; the pandemic’s impact on the U.S. and global economies, including concerns regarding additional surges of the pandemic or the expansion of the economic impact thereof as a result of certain jurisdictions “re-opening” or otherwise lifting certain restrictions prematurely; the availability of U.S. federal, state, local or non-U.S. funding programs aimed at supporting the economy during the COVID-19 pandemic, including uncertainties regarding the potential implementation of new or extended programs; the timing, scope and effectiveness of additional governmental responses to the pandemic; and the negative impact on our financing sources, vendors and other business partners that may indirectly adversely affect us. The prolonged duration and impact of the COVID-19 pandemic could materially disrupt our business operations and negatively impact our business, financial performance and operating results for the year ending December 31, 2021 and potentially longer.

Liquidity and Capital Resources

Overview

We have capitalized our business to date primarily through the issuance and sale of our common stock and preferred stock, borrowings from Non-Mark-to-Market Financing Sources(1), borrowings from three master repurchase agreements, the issuance and sale of convertible notes and our secured term loan. Our Non-Mark-to-Market Financing Sources, which accounted for 81% of our total secured financing (excluding our corporate Revolver) as of September 30, 2021, are not subject to credit or capital markets mark-to-market provisions. The remaining 19% of our secured borrowings, which are comprised of three master repurchase agreements, are only subject to credit marks. We have not received any margin calls on our master repurchase agreements to date, nor do we expect any at this time.

Our primary sources of liquidity include $307.7 million of cash on our consolidated balance sheet, $185.0 million of available capacity on our corporate revolver, $18.1 million of available borrowings under our financing arrangements based on existing collateral, $5.4 million of net loan repayment proceeds held by servicer and receivable by us, and cash flows from operations. In addition, we had $373.7 million of unencumbered senior loans that can be financed, as of September 30, 2021. Our corporate revolver and secured term loan are secured by corporate level guarantees and do not include asset-based collateral. We may seek additional sources of liquidity from syndicated financing, other borrowings (including borrowings not related to a specific investment) and future offerings of equity and debt securities.

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

(1)    Comprised of term loan financing, term lending agreements, collateralized loan obligations, secured term loan, warehouse facility, asset specific financing, and non-consolidated senior interests.

Debt-to-Equity Ratio and Total Leverage Ratio

The following table presents our debt-to-equity ratio and total leverage ratio:

	September 30, 2021	December 31, 2020
Debt-to-equity ratio(A)	1.8x	1.9x
Total leverage ratio(B)	3.4x	3.6x

(A)     Represents (i) total outstanding debt agreements (excluding non-recourse term loan facility), secured term loan and convertible notes, less cash to (ii) total permanent equity, in each case, at period end.
(B)    Represents (i) total outstanding debt agreements, secured term loan, convertible notes, and collateralized loan obligations, less cash to (ii) total permanent equity, in each case, at period end.

Sources of Liquidity

Our primary sources of liquidity include cash and cash equivalents and available borrowings under our secured financing agreements, inclusive of our Revolver. Amounts available under these sources as of the date presented are summarized in the following table (dollars in thousands):

	September 30, 2021	December 31, 2020
Cash and cash equivalents	$307,731	$110,832
Available borrowings under revolving credit agreements	185,000	335,000
Available borrowings under master repurchase agreements	18,058	19,319
Available borrowings under asset specific financing	—	800
Loan principal payments receivable	5,415	15,850
	$516,204	$481,801

We also have $373.7 million of unpledged loans as of September 30, 2021 that can be financed. In addition to our primary sources of liquidity, we have access to further liquidity through our ATM program and public offerings of debt and equity securities. Our existing loan portfolio also provides us with liquidity as loans are repaid or sold, in whole or in part, and the proceeds from repayment become available for us to invest.

Cash Flows

The following table sets forth changes in cash and cash equivalents for the nine months ended September 30, 2021 and 2020 (dollars in thousands):

	Nine Months Ended September 30,
	2021	2020
Cash Flows From Operating Activities	$96,858	$91,418
Cash Flows From Investing Activities	(573,185)	4,141
Cash Flows From Financing Activities	674,811	138,197
Net Increase in Cash, Cash Equivalents, and Restricted Cash	$198,484	$233,756

Cash Flows from Operating Activities

Our cash flows from operating activities were primarily driven by our net interest income, which is driven by the income generated by our investments less financing costs. The following table sets forth interest received by, and paid for, our investments for the nine months ended September 30, 2021 and 2020 (dollars in thousands):

	Nine Months Ended September 30,
	2021	2020
Interest Received:
Commercial real estate loans	$187,399	$186,559
	187,399	186,559
Interest Paid:
Interest expense	69,492	78,717
Net interest collections	$117,907	$107,842

Our net interest collections were partially offset by cash used to pay management and incentive fees, as follows (dollars in thousands):

	Nine Months Ended September 30,
	2021	2020
Management Fees to affiliate	$13,377	$12,798
Incentive Fees to affiliate	6,810	3,845
Net decrease in cash and cash equivalents	$20,187	$16,643

Cash Flows from Investing Activities

Our cash flows from investing activities consisted of cash outflows to fund new loan originations and our commitments under existing loan investments, partially offset by cash inflows from the sale/syndication and principal repayments on our loan investments. During the nine months ended September 30, 2021, we funded $2,247.7 million of CRE loans and received $1,674.5 million from the repayments and sales/syndications of CRE loans.

During the nine months ended September 30, 2020, we funded $462.1 million of CRE loans and received $466.3 million from the sale/syndication and repayments of CRE loans.

Cash Flows from Financing Activities

Our cash flows from financing activities were primarily driven by proceeds from borrowings under our financing agreements of $2,080.4 million, proceeds from CLO KREF 2021-FL2 issuance of $1,095.3 million and net proceeds from Series A preferred stock issuance of $167.1 million during the nine months ended September 30, 2021, which were partially offset by (i) repayments of $1,694.6 million on borrowings under our financing agreements, (ii) principal repayment of $810.0 million under CLO KREF 2018-FL1, and (iii) payment of $77.4 million in dividends.

During the nine months ended September 30, 2020, our cash flows from financing activities were primarily driven by proceeds from borrowings under our financing agreements of $970.6 million and net proceeds from our secured term loan of $292.5 million, which were partially offset by (i) principal repayments of $1,016.5 million on borrowings under our financing agreements, (ii) payment of $73.1 million in dividends, and (iii) payment of $25.1 million for our share repurchases.

Contractual Obligations and Commitments

The following table presents our contractual obligations and commitments (including interest payments) as of September 30, 2021 (dollars in thousands):

	Total	Less than 1 year	1 to 3 years	3 to 5 years	Thereafter
Recourse Obligations:
Master Repurchase Facilities(A)
Wells Fargo(B)	$517,739	$7,777	$509,962	$—	$—
Morgan Stanley	261,138	261,138	—	—	—
Goldman Sachs	92,562	92,562	—	—	—
Term Lending Agreements(A)
KREF Lending V(C)	669,101	669,101	—	—	—
KREF Lending IX	371,562	6,190	179,348	60,982	125,042
Warehouse Facility
HSBC	—	—	—	—	—
Asset Specific Financing
BMO Facility(A)	60,386	60,386	—	—	—
Total secured financing agreements	1,972,487	1,097,153	689,309	60,982	125,042
Convertible Notes	158,229	8,927	149,302	—	—
Secured Term Loan	397,638	20,293	40,107	39,361	297,877
Future funding obligations(D)	1,224,595	496,629	663,222	64,284	460
RECOP I commitment(E)	4,324	4,324	—	—	—
Revolver(F)	153,164	153,164	—	—	—
Total recourse obligations	3,910,436	1,780,490	1,541,941	164,627	423,379
Non-Recourse Obligations:
Collateralized Loan Obligations	1,172,001	15,342	30,684	30,726	1,095,250
Term Loan Financing	917,580	611,547	269,099	36,934	—
Total	$6,000,017	$2,407,378	$1,841,723	$232,287	$1,518,629

(A)    The allocation of repurchase facilities and term lending agreements is based on the current maturity date of each individual borrowing under these facilities. The amounts include the related future interest payment obligations, which are estimated by assuming the amounts outstanding under these facilities and the interest rates in effect as of September 30, 2021 will remain constant into the future. This is only an estimate, as actual amounts borrowed and rates may vary over time. Amounts borrowed are subject to a maximum 25.0% recourse limit.
(B)    In September 2021, the current stated maturity was amended to September 2024, subject to two, twelve-month facility term extensions available to us, which is contingent upon certain covenants and thresholds.
(C)    In March 2021, the current stated maturity was extended to June 2022, subject to four additional one-year extension options, which may be exercised by us upon the satisfaction of certain customary conditions and thresholds.
(D)    We have future funding obligations related to our investments in senior loans. These future funding obligations primarily relate to construction projects, capital improvements, tenant improvements and leasing commissions. Generally, funding obligations are subject to certain conditions that must be met, such as customary construction draw certifications, minimum debt service coverage ratios, minimal debt yield tests, or executions of new leases before advances are made to the borrower. As such, the allocation of our future funding obligations is based on the earlier of the expected funding or commitment expiration date.
(E)    Amounts committed to invest in an aggregator vehicle alongside RECOP I, which had a two-year investment period which ended in April 2019.
(F)    Any amounts borrowed are full recourse to certain subsidiaries of KREF. Includes principal and assumes interest outstanding over a one-year period. Amounts are estimated based on the amount outstanding under the Revolver and the interest rate in effect as of September 30, 2021. This is only an estimate as actual amounts borrowed, the timing of repayments and interest rates may vary over time. The Revolver matures in December 2023.

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

The COVID-19 pandemic continues to disrupt global supply chains, has caused labor shortages and has added broad inflationary pressures, which has a potential negative impact on our borrowers’ ability to execute on their business plans and potentially their ability to perform under the terms of their loan obligations. The COVID-19 pandemic has adversely impacted the commercial real estate markets, causing reduced occupancy, requests from tenants for rent deferral or abatement, and delays in property renovations currently planned or underway. While the economy has improved significantly from the initial outbreak of the COVID-19 pandemic, these negative conditions may persist into the future and impair our borrowers’ ability to pay principal and interest due under our loan agreements. We maintain robust asset management relationships with our borrowers and have leveraged these relationships to address the potential impact of the COVID-19 pandemic on our loans secured by properties experiencing cash flow pressure, most significantly hospitality and retail assets, to which we have limited exposure.

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

Interest Rate Risk

Generally, the composition of our investments is such that rising interest rates will increase our net income, while declining interest rates will decrease our net income. Our net interest income currently benefits from in-the-money LIBOR floors in our loan portfolio, which benefit is expected to initially decrease as LIBOR increases. There can be no assurance that we will continue to utilize LIBOR floors. As of September 30, 2021, one-month USD LIBOR was 0.08%, as compared to 0.14% as of December 31, 2020. There can be no assurance of how our net income may be affected in future quarters, which will depend on, among other things, the interest rate environment and our then-current portfolio. As of September 30, 2021, 99.9% of our loans by principal balance earned a floating rate of interest indexed to one-month USD LIBOR. The interest rates we pay under our current financing facilities are floating rate. Accordingly, our interest expense will generally increase as interest rates increase and decrease as interest rates decrease.

As noted above, our interest income generally decreases as LIBOR decreases; in certain circumstances, however, LIBOR floors relating to our loan portfolio may offset some of the impact from declining rates. As of September 30, 2021, approximately 50% of our portfolio was subject to a LIBOR floor of at least 0.75% with a weighted average floor of 1.0%. Due to these LIBOR floors, an 8 basis point or greater decrease in LIBOR would increase our expected cash flows by approximately $2.8 million, or $0.05 per common share, for the twelve months following September 30, 2021. Conversely, a 25 basis point and 50 basis point increase in LIBOR would decrease our expected cash flows by approximately $6.1 million and $10.1 million, or $0.11 and $0.18 per common share, for the same period, respectively.

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

As of September 30, 2021, 99.9% of our loans by principal balance earned a floating rate of interest indexed to LIBOR, and 100.0% of our outstanding financing arrangements (excluding convertible notes) bear interest indexed to LIBOR. All of these arrangements provide procedures for determining an alternative base rate in the event that LIBOR is discontinued. Regardless, there can be no assurances as to what alternative base rates may be and whether such base rate will be more or less favorable than LIBOR and any other unforeseen impacts of the discontinuation of LIBOR. We are monitoring the developments with respect to the phasing out of LIBOR and are working with our lenders and borrowers to minimize the impact of any LIBOR transition on our financial condition and results of operations, but can provide no assurances regarding the impact of the discontinuation of LIBOR.

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

Financing Risk

We finance our target assets using our repurchase facilities, our term lending agreements, our Term Loan Financing, Warehouse Facility, Asset Based Financing, secured term loan, collateralized loan obligations and through syndicating senior participations in our originated senior loans. Over time, as market conditions change, we may use other forms of leverage in addition to these methods of financing. Weakness or volatility in the financial markets, the CRE and mortgage markets or the economy generally could adversely affect one or more of our lenders or potential lenders and could cause one or more of our lenders or potential lenders to be unwilling or unable to provide us with financing, or to decrease the amount of our available financing through a market to market, or to increase the costs of that financing.

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

As of September 30, 2021, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2021, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) of the Exchange Act) occurred during the quarter ended September 30, 2021 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We did not repurchase any shares of our common stock during the three months ended September 30, 2021. As of September 30, 2021, we had $100.0 million of availability to repurchase shares under the program.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description

4.1
Indenture, dated as of August 16, 2021, among KREF 2021-FL2 Ltd., KREF 2021-FL2 LLC, KREF CLO Loan Seller LLC, Wilmington Trust, National Association, and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on August 19, 2021).

10.1	Amendment No. 3 to Amended and Restated Master Repurchase and Securities Contract, dated as of September 23, 2021, between KREF Lending I LLC and Wells Fargo Bank, National Association.

31.1	Certificate of Matthew A. Salem, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Mostafa Nagaty, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of Matthew A. Salem, Chief Executive Officer, pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certificate of Mostafa Nagaty, Chief Financial Officer, pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File, formatted in Inline XBRL and contained in Exhibit 101.
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

KKR REAL ESTATE FINANCE TRUST INC.

Date:	October 25, 2021	By:	/s/ Matthew A. Salem
Name: Matthew A. Salem
Title: Chief Executive Officer
(Principal Executive Officer)

Date:	October 25, 2021	By:	/s/ Mostafa Nagaty
Name: Mostafa Nagaty
Title: Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)