Form 10-K
period 2021-12-31
KKR Real Estate Finance Trust Inc.
filed 2022-02-08
CIK 1631596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________________ to ________________
Commission File Number: 001-38082

KKR Real Estate Finance Trust Inc.
(Exact name of registrant as specified in its charter)
Maryland	47-2009094
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

30 Hudson Yards,	Suite 7500	New York,	NY	10001
(Address of principal executive offices)				(Zip Code)
(212) 750-8300

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.01 per share	KREF	New York Stock Exchange
6.50% Series A Cumulative Redeemable Preferred Stock,	KREF PRA	New York Stock Exchange
par value $0.01 per share
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☒ Yes ☐ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     ☐ Yes ☒ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒ Yes    ☐ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    ☒ Yes    ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.
    Large accelerated filer    ☒    Accelerated filer    ☐
    Non-accelerated filer     ☐    Smaller reporting company    ☐
            Emerging growth company    ☐
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

The aggregate market value of the registrant's common stock held by non-affiliates was approximately $880.0 million as of June 30, 2021 (the last business day of the registrant's most recently completed second fiscal quarter) based on the closing sale price on the New York Stock Exchange on that date.

The number of shares of the registrant's common stock, par value $0.01 per share, outstanding as of February 3, 2022 was 61,370,732.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement to be filed with the Securities and Exchange Commission (“SEC”) pursuant to Regulation 14A relating to the registrant’s 2022 Annual Meeting of Stockholders will be incorporated by reference in this Form 10-K in response to Items 10, 11, 12, 13 and 14 of Part III. The definitive proxy statement will be filed with the SEC no later than 120 days after the registrant’s fiscal year end.

KKR REAL ESTATE FINANCE TRUST INC.
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2021

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

•the potential negative impacts of COVID-19 on the global economy and on our loan portfolio, financial condition and business operations;

•adverse developments in the availability of desirable investment opportunities whether they are due to competition, regulation or otherwise;

•the general political, economic and competitive conditions in the United States and in any foreign jurisdictions in which we invest;

•the level and volatility of prevailing interest rates and credit spreads, including as a result of the planned discontinuance of LIBOR and the transition to alternative reference rates;

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

•subsidiaries of KKR & Co. Inc. have significant influence over us and KKR's interests may conflict with those of our stockholders in the future;

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

There may be other factors that may cause our actual results to differ materially from the forward-looking statements, including factors set forth under Part I, Item 1A. "Risk Factors" and Part I, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Form 10-K, as such factors may be updated from time to time in our other periodic filings with the SEC, which are accessible on the SEC's website at www.sec.gov and on the investor relations section of our website at www.kkrreit.com. You should evaluate all forward-looking statements made in this Form 10-K in the context of these risks and uncertainties.

We caution you that the risks, uncertainties and other factors referenced above may not contain all of the risks, uncertainties and other factors that are important to you. In addition, we cannot assure you that we will realize the results, benefits or developments that we expect or anticipate or, even if substantially realized, that they will result in the consequences or affect us or our business in the way expected. All forward-looking statements in this Form 10-K apply only as of the date made and are expressly qualified in their entirety by the cautionary statements included in this Form 10-K and in other filings we make with the SEC. We undertake no obligation to publicly update or revise any forward-looking statements to reflect subsequent events or circumstances, except as required by law.

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

We began our investment activities in October 2014 with an initial commitment of $400.0 million from KKR. We raised an additional $438.1 million in equity commitments from third-party investors and certain current and former employees of, and consultants to, KKR that brought our total committed capital base to $838.1 million, which was fully drawn prior to our initial public offering ("IPO") that generated net proceeds of $225.9 million on May 5, 2017. We had a common book value of $1,188.9 million as of December 31, 2021 and established a diversified investment portfolio which totaled $6,791.5 million, consisting primarily of performing senior and mezzanine commercial real estate loans.

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
Our Manager and KKR

We are externally managed by our Manager, an indirect wholly owned subsidiary of KKR, a leading global investment firm with a 45-year history of leadership, innovation and investment excellence. KKR manages multiple alternative asset classes including private equity, energy, infrastructure, real estate, and credit, with strategic manager partnerships that manage hedge funds. KKR is listed on the NYSE (NYSE: KKR) and reported $470.6 billion of assets under management ("AUM") as of December 31, 2021. KKR's "One-Firm" culture encourages collaboration and leveraging resources and relationships across KKR to help find creative solutions for clients seeking capital and strategic partnerships. We believe our Manager's relationship with KKR and its differentiated global investment management platform provides us with significant advantages in sourcing, evaluating, underwriting and managing our investments.

In connection with the performance of its duties, our Manager benefits from the resources, relationships and expertise of KKR's real estate group ("KKR Real Estate"), which provides equity and debt capital across a variety of real estate sectors and strategies. Established in 2011 under the leadership of Ralph F. Rosenberg, Global Head of KKR Real Estate and Chairman of our board of directors, KKR Real Estate had $40.5 billion of AUM as of December 31, 2021. Mr. Rosenberg, who has over 35 years of real estate equity and debt transactions experience, is supported at KKR Real Estate by a team of approximately 135 dedicated investment and asset management professionals across twelve offices globally. We believe that KKR Real Estate's global relationships with property owners, managers, lenders, brokers and advisors and real-time knowledge derived from its broadly diversified real estate holdings provide our Manager with access to sourcing channels as well as operational and strategic insights to help our Manager evaluate and monitor individual investment opportunities. Additionally, our Manager leverages the proprietary information available to us through KKR's global investment platforms to conduct thorough underwriting and due diligence and develop a deeper understanding of the opportunities, risks and challenges of the investments that we review. Further, our Manager benefits from KKR Capital Markets, comprised of a team over 65 investment professionals that advise KKR's investment teams and portfolio companies on executing equity and debt capital markets solutions.

Our Manager is led by an experienced team of senior real estate investment professionals, including Matthew A. Salem, our Chief Executive Officer, and W. Patrick Mattson, our President and Chief Operating Officer, who each has over 25 years of CRE experience. Our Manager's senior leadership team is supported by over 50 other investment professionals with significant expertise in executing our investment strategy. Our Manager's investment committee, which is comprised of Ralph Rosenberg, KKR’s Global Head of Real Estate and Chairman of our board of directors, Chris Lee, Head of KKR's Real Estate Americas and Vice Chairman of our board of directors, Matt Salem, Head of KKR’s Real Estate Credit and Chief Executive Officer of KREF, Patrick Mattson, Chief Operating Officer of KKR’s Real Estate Credit and President and Chief Operating Officer of KREF, Ms. Jenny Box, Co-Head of KKR’s Special Situations, Billy Butcher, Chief Operating Officer of KKR's Global Real Estate, Roger Morales, Head of KKR's Real Estate Acquisitions Americas and Justin Pattner, Head of KKR's Real Estate Equity Americas, advises and consults with our Manager and its investment professionals with respect to our investment strategy, portfolio construction, financing and investment guidelines and risk management and approves all of our investments.

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

Our financing strategy and investment process are discussed in more detail in "Our Financing Strategy" and "Investment Guidelines" below.

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

Our Portfolio

We began operations in October 2014 and have established a portfolio of diversified investments, consisting primarily of performing senior and mezzanine loans. Our aggregate investment portfolio totaled $6,791.5 million as of December 31, 2021, which is primarily comprised of $6,677.2 million of total outstanding principal of senior and mezzanine CRE loans, a $78.6 million net investment in real estate owned asset (“REO”), and a $35.7 million investment in CMBS B-Pieces (indirectly-owned through RECOP I). We believe our current portfolio, comprised of target assets representative of our investment philosophy, validates our ability to execute on our stated market opportunity and investment strategy, including lending against high-quality real estate in liquid markets with strong fundamentals to experienced and well-capitalized sponsors. Since our IPO, we have continued to execute on our primary investment strategy of originating floating-rate transitional senior loans and, as we continue to scale our portfolio, we expect that our originations will continue to be heavily weighted toward floating-rate loans. We expect the majority of our future investment activity to focus on originating floating-rate senior loans that we finance with our repurchase facilities and non-mark-to-market financing including term lending arrangements, asset based financing and collateralized loan obligations. In addition, we originate floating-rate loans for which we syndicate a senior position and retain a subordinated interest for our portfolio. As of December 31, 2021, all of our investments were located in the United States.

The following charts illustrate the growth in our portfolio, average loan size originated, net interest income and common book value, as well as the compound annual growth rate ("CAGR"), over the years ended December 2017, 2018, 2019, 2020 and 2021 (dollars in millions):
(A)    The average committed loan size, net of amounts committed by KKR affiliates, was $130.9 million and $91.8 million for the years ended December 31, 2021 and 2020, respectively.
(B)    Common book value as of December 31, 2021 was net of $23.7 million CECL allowance.

The map below illustrates the geographic distribution of the properties securing our loan portfolio as of December 31, 2021:

The following charts illustrate the diversification of our loan portfolio(A), based on type of investment, interest rate, underlying property type, geographic location, vintage and loan to value ("LTV") as of December 31, 2021:

The charts above are based on total outstanding principal amount of our senior, mezzanine and real estate corporate loans. Includes junior participations in our originated senior loans for which we have syndicated the senior participations and retained the junior participations for our portfolio, and excludes pari passu and vertical loan participations.

(A)    Excludes: (i) one REO retail asset on one defaulted loan with net carrying value of $78.6 million as of December 31, 2021, (ii) CMBS B-Piece investments held through RECOP I, an equity method investment and (iii) one impaired mezzanine loan with an outstanding principal of $5.5 million that was fully written off.
(B)    Senior loans include senior mortgages and similar credit quality loans, including related contiguous junior participations in senior loans where we have financed a loan with structural leverage through the non-recourse sale of a corresponding first mortgage.
(C)    We classify a loan as life science if more than 50% of the gross leasable area is leased to, or will be converted to, life science-related space.
(D)    Excludes one real estate corporate loan to a multifamily operator with an outstanding principal amount of $41.1 million, representing 0.6% of our commercial real estate loans, at December 31, 2021.
(E)    LTV is generally based on the initial loan amount divided by the as-is appraised value as of the date the loan was originated or by the current principal amount as of the date of the most recent as-is appraised value.

Our senior loans had a weighted average LTV of 68% as of December 31, 2021, and we have focused our portfolio on senior positions in the capital structure where the sponsor has meaningful cash or imputed equity subordinated to our position to provide what we believe is downside protection in the event of credit impairment at the asset level.

For additional information regarding our portfolio as of December 31, 2021, see Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Our Financing Strategy

We raise capital through offerings of our equity and debt securities to fund future investments. In addition, as part of our portfolio financing strategy, we may use both direct and structural leverage. Our use of direct leverage includes the utilization of repurchase facilities, term lending arrangements, asset based financing, collateralized loan obligations, secured term loan and revolving credit agreements. Term lending arrangements, asset based financing and collateralized loan obligations provide us with Non-Mark-to-Market financing sources, which reduces our exposure to market fluctuations. These Non-Mark-to-Market financing sources, which represented 71% of our total portfolio financing as of December 31, 2021, are not subject to credit or capital markets mark-to-market provisions. The remaining 29% of our secured borrowings, which is primarily comprised of three master repurchase agreements, are only subject to credit marks. In addition, we may use structural leverage by syndicating senior mortgage interests in our originated senior loans to other investors and create a subordinated interest that we retain for our portfolio. When utilizing structural leverage, our retained interest is generally a mezzanine loan, secured by a pledge of

100% of the equity ownership interests in the owner of the real property and is generally not subject to recourse. Our retained interest when utilizing structural leverage is subordinate to the lien of the third-party lender that owns the senior interest.

During the year ended December 31, 2021, we:

•Closed a $1.3 billion managed collateralized loan obligation ("CLO") with a two-year reinvestment period providing $1.1 billion of non-mark financing equating to an 84.25% advance rate and a weighted average cost of capital of L+1.30% before transaction costs, and concurrently, fully repaid the outstanding notes under our 2018 CLO,
•Entered into a $500.0 million term lending agreement with a third-party financial institution, which provides asset-based financing on a Non-Mark-to-Market basis with matched term up to five years, and
•Refinanced and upsized our then existing $297.8 million secured term loan by $52.2 million add-on, for an aggregate principal amount of $350.0 million due September 2027, which was issued at par. The new secured term loan bears interest at L+3.50% and is subject to a LIBOR floor of 0.50%, which is an aggregate improvement of 1.75%.

As a result, our Non-Mark-to-Market financing is $3.8 billion as of December 31, 2021, representing 71% of our total outstanding portfolio financing.

The following table details our outstanding financing arrangements as of December 31, 2021 (amounts in thousands):

	Portfolio Financing Outstanding Principal Balance	Maximum Capacity
Master repurchase agreements	$1,554,808	$1,840,000
Term loan financing	870,458	1,000,000
Term lending agreements	1,117,627	1,171,625
Collateralized loan obligation	1,095,250	1,095,250
Warehouse facility	—	500,000
Secured term loan	350,000	350,000
Asset specific financing	60,000	300,000
Revolving credit agreement	135,000	335,000
Non-consolidated senior interests	318,634	318,634
Total portfolio financing	$5,501,777	$6,910,509

The following chart illustrates our progress in diversifying our financing sources and expanding our non-mark-to-market financing sources to reduce our exposure to market volatility:

Outstanding Secured Financing[(1)]

Term Credit Facilities 29%
Term Lending Agreement 21%
Collateralized Loan Obligation 20%
Term Loan Facility 16%
Secured Term Loan 7%
Senior Loan Interests 6%
Asset Specific Financing 1%
Non-Mark-to-Market 71%

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

We plan to maintain leverage levels appropriate to our specific portfolio. On average, we are targeting a leverage ratio on our senior loans between 3.5 and 4.0-to-1 on a debt to equity basis, as compared to our total leverage ratio of 3.7-to-1 as of December 31, 2021. We will endeavor to match the terms and indices of our assets and liabilities and will also seek to minimize the risks associated with mark-to-market and recourse borrowing.

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

Impact of Interest Rate Environment

Generally, our business model is such that rising interest rates will result in an increase to our net income, while declining interest rates will decrease our net income. Our net interest income currently benefits from in-the-money LIBOR floors in our loan portfolio, which benefit is expected to initially decrease as LIBOR increases. There can be no assurance that we will continue to utilize LIBOR floors. As of December 31, 2021, 98.3% of our total investment portfolio earned a floating rate of interest indexed to one-month LIBOR, and of those investments that were financed, all were financed with liabilities that pay a floating rate of interest indexed to one-month LIBOR.

Additionally, floating-rate senior loans typically have lower interest rate sensitivity and less susceptibility to price declines than fixed-rate investments when short-term rates rise. As a result, we believe that our investment strategy, which is primarily focused on originating or acquiring LIBOR-based senior loans, strategically positions our portfolio to earn attractive risk-adjusted yields in a rising interest rate environment. In a rising interest environment, our interest income on our current portfolio will initially decline due to in-the-money LIBOR floors on 70% of our portfolio, and is then expected to increase as rates go higher or such loans get repaid/refinanced. In a declining interest rate environment, our interest income generally decreases as LIBOR decreases; in certain circumstances, however, LIBOR floors relating to our loan portfolio may offset some of the impact from declining rates. As of December 31, 2021, approximately 54% of our loan portfolio by current principal amount outstanding had a LIBOR floor in place of 0.25% or higher, with a weighted average floor of 0.74%.

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

The following chart illustrates the sensitivity of our net interest income to changes in LIBOR on a per weighted average diluted common share basis:

(1)    Assumes loans are drawn up to maximum approved advance rate based on current principal amount outstanding as of December 31, 2021.

For a further discussion, see Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosures About Market Risk—Interest Rate Risk."

The Financial Conduct Authority of the U.K. (the “FCA”), which regulates LIBOR, announced that all LIBOR tenors relevant to us will cease to be published or will no longer be representative after June 30, 2023. Within the United States, the Federal Reserve, in conjunction with the Alternative Reference Rate Committee, a committee convened by the Federal Reserve that includes major market participants, has identified the Secured Overnight Financing Rate, or SOFR, a new index calculated by short-term repurchase agreements, backed by Treasury securities, as its preferred alternative rate for LIBOR. There are significant differences between LIBOR and SOFR, such as LIBOR being unsecured lending rate while SOFR is a secured lending rate. If our LIBOR-based borrowings are converted to SOFR, the differences between LIBOR and SOFR, plus the recommended spread adjustment, could result in higher interest costs for us, which could have a material adverse effect on our operating results. We had no assets or liabilities indexed to SOFR as of December 31, 2021. We are monitoring the developments with respect to the phasing out of LIBOR and are working with our lenders and borrowers to minimize the impact of any LIBOR transition on our financial condition and results of operations. For a further discussion, see Part I, Item 1A. “Risk Factors—Risks Related to Our Financing and Hedging—Changes in the method for determining LIBOR or the elimination of LIBOR may affect the value of the financial obligations to be held or issued by us that are linked to LIBOR and could affect our results of operations or financial condition.”

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

Risks Related to the COVID-19 Pandemic

The ongoing COVID-19, pandemic has caused severe disruptions in the U.S. and global economy and to our business, and may have an adverse impact on our performance and results of operations.

The ongoing COVID-19 pandemic continues to adversely impact global commercial activity and has contributed to significant volatility in financial markets. During 2020, the COVID-19 pandemic created disruption in global supply chains, contributed to increased inflation, increased rates of unemployment and adversely impacted many industries, including industries related to the collateral underlying certain of our loans. The impact of the outbreak has been rapidly evolving around the globe, with several countries, at various times, taking drastic measures to limit the spread of the virus by instituting quarantines or lockdowns, imposing travel restrictions and limiting operations of non-essential offices and retail centers.

In 2021, the global economy, with certain setbacks, began reopening, and wider distribution of vaccines will likely encourage greater economic activity. However, wide disparities in vaccination rates, continued vaccine hesitancy and vaccine effectiveness on certain variants, combined with the emergence of COVID-19 variants and surges in COVID-19 cases, could trigger the reinstatement of restrictions, including mandatory business shut-downs, travel restrictions, reduced business operations and social distancing requirements, which could dampen or delay any economic recovery and could materially and adversely affect our results and financial condition. In addition, the COVID-19 pandemic continues to disrupt global supply chains, has caused labor shortages and has added broad inflationary pressures, which has a potential negative impact on our borrowers’ ability to execute on their business plans and potentially their ability to perform under the terms of their loan obligations. Although we have observed signs of economic recovery and are generally encouraged by the response of our borrowers, we cannot predict the time required for a widespread sustainable economic recovery to take hold, particularly as some newer strains of the virus appear to have had increased transmissibility and may complicate treatment and vaccination programs.

Accordingly, the scale and scope of the COVID-19 pandemic may continue to heighten a number of potential adverse effects on our business, financial performance, operating results, cash flows and/or financial condition described in this report, which may be material and affect us in ways we cannot foresee at this time. Although it is impossible to predict with certainty the potential full magnitude of the business and economic ramifications of the pandemic, COVID-19 has impacted, and may further impact, our business in various ways, including but not limited to:

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

•some of our borrowers and/or their tenants operate in industries that have been materially impacted by COVID-19, including but not limited to healthcare, travel, entertainment, hospitality, senior living and retail industries. Such persons may face continued operational and financial hardships resulting from the spread of COVID-19 and related governmental measures, such as the closure of stores, restrictions on travel, quarantines or stay-at-home orders. For example, with respect to retail properties in our loan portfolio, individual non-essential stores have been, and may continue to be, closed for an extended period of time or only open certain hours of the day. Certain office and industrial properties in our loan portfolio have been negatively impacted by similar impacts on the businesses of our borrowers and their tenants and may continue to be impacted by tenant bankruptcies and defaults. Multifamily properties in our loan portfolio have been impacted by declining household incomes and wealth, which may result in delinquencies or vacancies. While many government-imposed restrictions have been lifted since the onset of the pandemic, if the disruptions caused by COVID-19 continue and such restrictions are re-imposed, the businesses of borrowers and/or their tenants could continue to suffer materially or become insolvent, which would adversely affect our business;

•the long-term impact on the market for office properties in the event a significant number of businesses determine to continue to utilize large-scale work-from-home policies as the COVID-19 pandemic continues and thereafter;

•remote working by our Manager’s and/or its affiliate’s employees could strain our technology resources and introduce operational risks, including heightened cybersecurity risk. Remote working environments may be less secure and more susceptible to hacking attacks, including phishing and social engineering attempts that seek to exploit the COVID-19 pandemic; and

•COVID-19 presents a significant threat to our Manager’s and/or its affiliate’s employees’ well-being and morale, and we may experience potential loss of productivity or a delay in the roll out of certain strategic plans.

Because the properties securing our loan portfolio are located in the United States, COVID-19 will impact such loans and operating results of our borrowers to the extent that its continued spread within the United States reduces occupancy, increases the cost of operation, results in limited hours or necessitates the closure of such properties. In addition, the imposition of governmental measures, such as quarantines, states of emergencies, restrictions on travel, stay-at-home orders, and other measures taken to curb the spread of COVID-19 may negatively impact the ability of our borrowers to continue to obtain necessary goods and services or provide adequate staffing, which may also adversely affect our loans and operating results.

We maintain a robust asset management relationship with our borrowers and have utilized these relationships to proactively address the potential impacts of the COVID-19 pandemic on our loans secured by properties experiencing cash flow pressure, most significantly hospitality and retail assets. Some of our borrowers have indicated that due to the impact of the COVID-19 pandemic, they will be unable to timely execute their business plans, have had to temporarily close their businesses, or have experienced other negative business consequences and have requested temporary interest deferral or forbearance, or other modifications of their loans. Accordingly, discussions we have had with our borrowers have addressed potential near-term defensive loan modifications, which could include repurposing of reserves, temporary deferrals of interest, or performance test or covenant waivers on loans collateralized by assets directly impacted by the COVID-19 pandemic, and which would generally be coupled with an additional equity commitment and/or guaranty from sponsors. The pandemic may result in more frequent modifications of our loans in the future and instances of default or foreclosure on assets underlying our loans.

Given the ongoing nature of the outbreak, at this time we cannot reasonably estimate the magnitude of the ultimate impact that COVID-19 will have on our business, financial performance and operating results. We believe COVID-19’s adverse impact on our business, financial performance and operating results will in part be significantly driven by a number of factors that we are unable to predict or control, including, for example: the severity and duration of the pandemic; the distribution and acceptance of vaccines and their impact on the timing and speed of economic recovery; the spread of new variants of the virus; the pandemic’s impact on the U.S. and global economies, including concerns regarding additional surges of the pandemic or the expansion of the economic impact thereof as a result of certain jurisdictions “re-opening” or otherwise lifting certain restrictions prematurely; the availability of U.S. federal, state, local or non-U.S. funding programs aimed at supporting the economy during the COVID-19 pandemic, including uncertainties regarding the potential implementation of new or extended programs; the timing, scope and effectiveness of additional governmental responses to the pandemic; and the negative impact on our financing sources, vendors and other business partners that may indirectly adversely affect us. The prolonged duration and impact of the COVID-19 pandemic could materially disrupt our business operations and negatively impact our business, financial performance and operating results.

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

We seek to invest primarily in debt investments in or relating to real estate assets. Any deterioration of real estate fundamentals generally, and in the United States in particular, could negatively impact our performance, increase the default risk applicable to borrowers, and/or make it relatively more difficult for us to generate attractive risk-adjusted returns. Changes in general economic conditions, including as a result of the COVID-19 pandemic, will affect the creditworthiness of borrowers and/or the value of underlying real estate collateral relating to our investments and may include economic and/or market fluctuations, changes in environmental, zoning and other laws, casualty or condemnation losses, regulatory limitations on rents or moratoriums against tenant evictions or foreclosures, decreases in property values, changes in the appeal of properties to tenants (including due to the impact of COVID-19 on how tenants and workers can safely and efficiently use commercial space), changes in supply and demand of real estate products, fluctuations in real estate fundamentals (including average occupancy and room rates for hotel properties), energy and supply shortages, various uninsured or uninsurable risks, natural disasters, terrorism, acts of war, outbreaks of pandemic or contagious diseases, changes in government regulations (such as rent control), political and legislative uncertainty, changes in monetary policy, changes in real property tax rates and operating expenses, changes in interest rates, changes in the availability of debt financing and/or mortgage funds which may render the sale or refinancing of properties difficult or impracticable, increased mortgage defaults, increases in borrowing rates, negative developments in the economy that depress travel activity, adverse changes in demand and/or real estate values generally and other factors that are beyond our control. In addition, our investments may be exposed to new or increased risks and liabilities associated with global climate change, such as increased frequency or intensity of adverse weather and natural disasters, which could negatively impact our and our borrowers' businesses and the value of the properties securing our investments.

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

Our primary interest rate exposures relate to the yield on our loans and other investments and the financing cost of our debt, as well as any interest rate swaps that we may utilize for hedging purposes. Changes in interest rates and credit spreads will affect our net income from loans and other investments, which is the difference between the interest and related income earned on interest-earning investments and the interest and related expense incurred in financing these investments. As of December 31, 2021, 98.3% of our total investments portfolio earned a floating rate of interest indexed to one-month USD LIBOR. In a declining interest rate environment, our interest income generally decreases as LIBOR decreases. Also, in a declining interest rate environment, the value of our fixed-rate investments may increase and if interest rates were to increase, the value of these fixed-rate investments may fall; however, the interest income generated by these fixed-rate investments would not be affected by market interest rates. The interest rates we pay under our current financing facilities are floating rate. Accordingly, our interest expense will generally increase as interest rates increase and decrease as interest rates decrease. Generally, the composition of our investments is such that rising interest rates will increase our net income, while declining interest rates will decrease our net income. However, LIBOR floors relating to our floating rate loans may offset some of the impact from declining rates. Our net interest income currently benefits from in-the-money LIBOR floors in our loan portfolio, however that benefit is initially expected to decrease as LIBOR increases. There can be no assurance that we will continue to utilize LIBOR floors.

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

•acts of God, natural disasters, climate change related risks, terrorism, social unrest and civil disturbances, which may decrease the availability of or increase the cost of insurance or result in uninsured losses; and

•adverse changes in zoning laws.

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

We currently expect to make our CMBS B-Piece investments indirectly through our investment in an aggregator vehicle alongside RECOP I, a KKR-managed investment fund. See “Risks Related to Our Relationship with Our Manager and Its Affiliates—There are various conflicts of interest in our relationship with KKR, including with our Manager and in the allocation of investment opportunities to KKR investment vehicles and us, which could result in decisions that are not in the best interests of our stockholders” and Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Our Portfolio.”

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

We may find it necessary or desirable to foreclose on certain of the loans we originate or acquire, have acquired and may in the future further acquire through foreclosure or deed-in-lieu of foreclosure, the ownership of property securing our loans, and the foreclosure process may be lengthy and expensive. If we foreclose on an asset, we may take title to the property securing that asset, and if we do not or cannot sell the property, we would then come to own and operate it as “real estate owned.” For example, in the fourth quarter of 2021, we took title to the retail property securing one senior loan with a principal balance and net carrying value of $109.6 million and $69.3 million, respectively. Owning and operating real property involves risks that are different (and in many ways more significant) than the risks faced in owning a loan secured by that property. The costs associated with operating and redeveloping the property, including any operating shortfalls and significant capital expenditures, could materially and adversely affect our results of operations, financial condition and liquidity. In addition, at such time that we elect to sell such property, the liquidation proceeds upon sale of the underlying real estate may not be sufficient to recover our cost basis, resulting in a loss to us. Furthermore, any costs or delays involved in the maintenance or liquidation of the underlying property will further reduce the net proceeds and, thus, increase the loss.

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

We may also be subject to environmental liabilities arising from such properties acquired in the foreclosure process. Under various U.S. federal, state and local laws, an owner or operator of real property may become liable for the costs of removal of certain hazardous substances released on its property. These laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release of such hazardous substances. If we assume ownership of any properties underlying our loans, the presence of hazardous substances on a property may adversely affect our ability to sell the property and we may incur substantial remediation costs. As a result, the discovery of material environmental liabilities attached to such properties could materially and adversely affect us.

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

Investing in derivative instruments may present various additional market and counterparty-related risks including, but not limited to:

•Lack of Liquidity: Derivative instruments, especially when purchased in large amounts, may not be liquid in all circumstances, so that in volatile markets we may not be able to close out a position without incurring a loss. Although both OTC and exchange-traded derivative markets may experience the lack of liquidity, OTC non-

standardized derivative transactions are generally less liquid than exchange-traded instruments, particularly because participants in OTC markets are not required to make continuous markets in the contracts they trade.

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

Although we have not done so to date, we may originate, invest in or acquire assets denominated in foreign currencies, which may expose us to foreign currency risk. As a result, a change in foreign currency exchange rates may have an adverse impact on the valuation of our assets, as well as our income and distributions. Any such changes in foreign currency exchange rates may impact the measurement of such assets or income for the purposes of the REIT tests and may affect the amounts available for payment of dividends on our common stock. See “Risks Related to Our REIT Status and Certain Other Tax Considerations.”

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

To the extent that our financing costs are determined by reference to floating rates, such as LIBOR or a Treasury index, the amount of such costs will depend on the level and movement of interest rates. Interest rates have remained at relatively low levels on a historical basis and the U.S. Federal Reserve maintained the federal funds target range at 0.0% to 0.25% for much of 2021. There can be no assurance, however, that the Federal Reserve will not raise rates in 2022, and any such increase could adversely affect our results of operations and financial condition as described below. In a period of rising interest rates, our interest expense on floating-rate debt would increase, while any additional interest income we earn on our floating-rate investments may be subject to caps and may not compensate for such increase in interest expense. Specifically, in a rising interest environment, our interest income on our current portfolio will initially decline due to in-the-money LIBOR floors on 70% of our portfolio as of December 31, 2021, then is expected to increase as such loans get repaid/refinanced. At the same time, the interest income we earn on our fixed-rate investments would not change, the duration and weighted average life of our fixed-rate investments would increase and the market value of our fixed-rate investments would decrease. Similarly, in a period of declining interest rates, our interest income on floating-rate investments would generally decrease, while any decrease in the interest we are charged on our floating-rate debt may be subject to floors and may not compensate for such decrease in interest income, however, LIBOR floors relating to our loan portfolio may offset some of the impact from declining rates. In addition, interest we are charged on our fixed-rate debt would not change. Any such scenario could adversely affect our results of operations and financial condition.

Changes in the method for determining LIBOR or the elimination of LIBOR may affect the value of the financial obligations to be held or issued by us that are linked to LIBOR and could affect our results of operations or financial condition.

On March 5, 2021, the Financial Conduct Authority of the U.K. (the “FCA”), which regulates LIBOR, announced (the “FCA Announcement”) that all LIBOR tenors relevant to us will cease to be published or will no longer be representative after June 30, 2023. The FCA Announcement coincides with the March 5, 2021 announcement of LIBOR’s administrator, the ICE Benchmark Administration Limited (the “IBA”), indicating that, as a result of not having access to input data necessary to calculate LIBOR tenors relevant to us on a representative basis after June 30, 2023, the IBA would have to cease publication of such LIBOR tenors immediately after the last publication on June 30, 2023. The United States Federal Reserve has also advised banks to cease entering into new contracts that use USD LIBOR as a reference rate. The Federal Reserve, in conjunction with the Alternative Reference Rate Committee, a committee convened by the Federal Reserve that includes major market participants, has identified the Secured Overnight Financing Rate, or SOFR, a new index calculated by short-term repurchase agreements, backed by Treasury securities, as its preferred alternative rate for LIBOR. There are significant differences between LIBOR and SOFR, such as LIBOR being an unsecured lending rate while SOFR is a secured lending rate, and SOFR is an overnight rate while LIBOR reflects term rates at different maturities. If our LIBOR-based borrowings are converted to SOFR, the differences between LIBOR and SOFR, and potential margin adjustments in connection with the transition, could result in higher interest costs for us, which could have a material adverse effect on our operating results. Although SOFR is the ARRC’s recommended replacement rate, it is also possible that lenders may instead choose alternative replacement rates that may differ from LIBOR in ways similar to SOFR or in other ways that would result in higher interest costs for us. We cannot predict the effect of the decision not to sustain LIBOR, or the potential transition to SOFR or another alternative reference rate as LIBOR’s replacement.

As of December 31, 2021, 100.0% of our loans by principal balance earned a floating rate of interest indexed to LIBOR, and 100.0% of our outstanding financing arrangements (excluding convertible notes) bear interest indexed to LIBOR. All of these arrangements provide procedures for determining an alternative base rate in the event that LIBOR is discontinued. Regardless, there can be no assurances as to what alternative base rates may be and whether such base rate will be more or less favorable than LIBOR and any other unforeseen impacts of the potential discontinuation of LIBOR. Any changes, reforms or replacements relating to LIBOR could increase our interest expense and could have an adverse impact on the market for or value of any LIBOR-linked securities, loans, derivatives and other financial obligations or extensions of credit held by or due to us or on our overall financial condition or results of operations. In addition, there could be a mismatch between the timing of adjusting the floating base rate from LIBOR to an alternative base rate upon the discontinuation of LIBOR, between our financing arrangements and our loan investments, which may have an immediate and significant adverse impact on our results of operations and cash flows and the market value of our investments. We are monitoring the developments with respect to the potential phasing out of LIBOR and are working with our lenders and borrowers to minimize the impact of any LIBOR transition on our financial condition and results of operations, but can provide no assurances regarding the impact of the discontinuation of LIBOR.

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

In addition, we can offer no assurance that our Manager will remain our investment manager or that we will continue to have access to our Manager’s officers and key personnel. The current term of the management agreement extends to December 31, 2022 and will be automatically renewed for additional one-year terms thereafter; provided, however, that our Manager may terminate the management agreement annually upon 180 days’ prior notice. If the management agreement is terminated and no suitable replacement is found to manage us, we may not be able to execute our business plan.

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

As of December 31, 2021, KKR and its affiliates beneficially owned shares of our common stock providing them with an aggregate 23.2% of the total voting power of our company. By virtue of KKR’s stock ownership, KKR has the power to significantly influence our business and affairs and is able to influence the outcome of matters required to be submitted to stockholders for approval, including the election of our directors, amendments to our charter, mergers or sales of assets. In addition, we are managed by our Manager, a KKR affiliate, and our executive officers are employees of our Manager or one or more of its affiliates. Our Bylaws provide that, so long as our Manager or any of its affiliates serve as our manager, in order for an individual to be qualified to be nominated for election as a director or to serve as a director, the nominee together with all other individuals nominated for election and any individuals who will continue to serve as a director after such election must include at least one individual that is or was designated by KKR Group Holdings L.P. (successor to KKR Fund Holdings L.P.).
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

•KKR’s investment advisory and proprietary activities.  KKR may make strategic investments or enter into transactions for operational funding purposes, which, in each case, will be investments or transactions that are not offered to us, and also may make opportunistic investments pursuant to investment strategies that mirror, or are similar to in whole or in part, investment strategies implemented by us and KKR on behalf of itself and KKR investment vehicles. For example, in February 2021, KKR acquired Global Atlantic Financial Group Limited (“Global Atlantic”), a leading retirement and life insurance company with over $103.1 billion of adjusted invested assets as of September 30, 2021. Therefore, KKR and its affiliates (including Global Atlantic) may compete with, and have interests adverse to us. The existence of KKR, its affiliates and KKR investment vehicles investing in the same or similar investments that may be made by us could, among other adverse consequences, affect the terms of loans and other investments pursued by us and the demand for such financing. In such circumstances, KKR’s interest in maximizing the investment return of its proprietary entities creates a conflict of interest in that our Manager may be motivated to allocate more attractive investments to the proprietary entities under its management and allocate less attractive investments to us. Similarly, KKR may be motivated to allocate scarce investment opportunities to the proprietary entities under its management rather than to us. In the case of KKR’s allocation of investment opportunities between us and Global Atlantic, for example, we will continue to be KKR's primary vehicle for transitional senior loans, receiving first priority with respect to those investments, which have been our primary target asset since our IPO, while Global Atlantic will receive priority with respect to stabilized senior loan opportunities. Additionally, KKR has in the past given and is expected to continue to give advice or take action (including entering into short sales or other “opposite way trading” activities) with respect to the investments held by, and transactions of, KKR investment vehicles or proprietary entities of KKR that are different from or otherwise inconsistent with, the advice given or timing or nature of any action taken with respect to the investments held by us and our transactions. Additionally, the investment programs employed by KKR for KKR investment vehicles or proprietary entities of KKR could conflict with the transactions and strategies employed by our Manager in managing our company. Where our company, proprietary entities of KKR and KKR investment vehicles have provided financing to the same borrower, their interests may be in conflict irrespective of whether their investments are at different levels of the capital structure.

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

We currently conduct, and intend to continue to conduct, our operations so that we are not required to register as an investment company under the Investment Company Act. We believe we are not an investment company under Section 3(a)(1)(A) of the Investment Company Act because we do not engage primarily, or hold ourselves out as being engaged primarily, in the business of investing, reinvesting or trading in securities. In addition, we intend to conduct our operations so that we do not come within the definition of an investment company under Section 3(a)(1)(C) of the Investment Company Act because less than 40% of our total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis will consist of “investment securities” (the “40% test”). Excluded from the term “investment securities” (as defined in the Investment Company Act) are securities issued by majority-owned subsidiaries that are themselves not investment companies and are not relying on the exclusion from the definition of investment company set forth in Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act. Our interests in wholly-owned or majority-owned subsidiaries that qualify for the exclusion pursuant to Section 3(c)(5)(C), as described below, Rule 3a-7, as described below, or another exclusion or exception under the Investment Company Act (other than Section 3(c)(1) or Section 3(c)(7) thereof), do not constitute “investment securities.”

To maintain an exclusion from registration as an investment company, the securities issued to us by any wholly-owned or majority-owned subsidiaries that we may form in the future that are excluded from the definition of investment company under Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act, together with any other investment securities we may own, may not have a value in excess of 40% of the value of our total assets on an unconsolidated basis (exclusive of U.S. government securities and cash items). We will monitor our holdings to ensure ongoing compliance with this test, but there can be no assurance that we will be able to maintain an exclusion from registration as an investment company. The 40% test limits the types of businesses in which we may engage through our subsidiaries. In addition, the assets we and our subsidiaries may originate or acquire are limited by the provisions of the Investment Company Act and the rules and regulations promulgated under the Investment Company Act, which may adversely affect our business.

We hold our assets primarily through direct or indirect wholly-owned or majority-owned subsidiaries, certain of which are excluded from the definition of investment company pursuant to Section 3(c)(5)(C) of the Investment Company Act. To qualify for the exclusion pursuant to Section 3(c)(5)(C) based on positions set forth by the staff of the SEC, each such subsidiary generally is required to hold at least (i) 55% of its assets in “qualifying” real estate assets and (ii) at least 80% of its assets in

“qualifying” real estate assets and real estate-related assets. "Qualifying” real estate assets for this purpose include senior loans, certain B-Notes and certain mezzanine loans that satisfy various conditions as set forth in SEC staff no-action letters and other guidance, and other assets that the SEC staff in various no-action letters and other guidance has determined are the functional equivalent of senior loans for the purposes of the Investment Company Act. We treat as real estate-related assets B-Notes and mezzanine loans that do not satisfy the conditions set forth in the relevant SEC staff no-action letters and other guidance, and debt and equity securities of companies primarily engaged in real estate businesses. Unless a relevant SEC staff no-action letter or other guidance applies, we expect to treat preferred equity interests as real estate-related assets. The SEC has not published guidance with respect to the treatment of CMBS for purposes of the Section 3(c)(5)(C) exclusion. Unless the SEC or its staff issues guidance with respect to CMBS, we intend to treat CMBS as a real estate-related asset.

Certain of our subsidiaries rely on Rule 3a-7 under the Investment Company Act. We refer to these subsidiaries as our “CLO subsidiaries.” Rule 3a-7 under the Investment Company Act is available to certain structured financing vehicles that are engaged in the business of holding financial assets that, by their terms, convert into cash within a finite time period and that issue fixed income securities entitling holders to receive payments that depend primarily on the cash flows from these assets, provided that, among other things, the structured finance vehicle does not engage in certain portfolio management practices resembling those employed by management investment companies (e.g., mutual funds). Accordingly, each of these CLO subsidiaries is subject to an indenture (or similar transaction documents) that contains specific guidelines and restrictions limiting the discretion of the CLO subsidiary and its collateral manager, if applicable. In particular, these guidelines and restrictions prohibit the CLO subsidiary from acquiring and disposing of assets primarily for the purpose of recognizing gains or decreasing losses resulting from market value changes. Thus, a CLO subsidiary cannot acquire or dispose of assets primarily to enhance returns to the owner of the equity in the CLO subsidiary; however, subject to this limitation, sales and purchases of assets may be made so long as doing so does not violate guidelines contained in the CLO subsidiary’s relevant transaction documents. A CLO subsidiary generally can, for example, sell an asset if the collateral manager believes that its credit characteristic qualifies it as an impaired asset, subject to fulfilling the requirements set forth in Rule 3a-7 under the Investment Company Act and the CLO subsidiary’s relevant transaction documents. As a result of these restrictions, our CLO subsidiaries may suffer losses on their assets and we may suffer losses on our investments in those CLO subsidiaries.

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

SEC staff no-action positions are based on specific factual situations that may be substantially different from the factual situations we and our subsidiaries may face, and a number of the no-action positions relevant to our business were issued more than twenty years ago. There may be no guidance from the SEC staff that applies directly to our factual situations and as a result we may have to apply SEC staff guidance that relates to other factual situations by analogy. No assurance can be given that the SEC or its staff will concur with our classification of our assets. In addition, the SEC or its staff may, in the future, issue further guidance that may require us to re-classify our assets for purposes of the Investment Company Act, including for purposes of our subsidiaries’ compliance with the exclusion provided in Section 3(c)(5)(C) of, or Rule 3a-7 under, the Investment Company Act. There is no guarantee that we will be able to adjust our assets in the manner required to maintain an exclusion from registration under the Investment Company Act and any adjustment in our strategy or assets could have a material adverse effect on us.

To the extent that the SEC or its staff provide new specific guidance regarding any of the matters bearing upon the definition of investment company and the exemptions to that definition, we may be required to adjust our strategy accordingly. Any additional guidance from the SEC or its staff could provide additional flexibility to us, or it could further inhibit our ability to pursue the strategies we have chosen.

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

In the United States, the process established by the Dodd-Frank Act for designation of systemically important nonbank firms has provided a means for ensuring that the perimeter of prudential regulation can be extended as appropriate to cover large shadow banking institutions. The Dodd-Frank Act established the Financial Stability Oversight Council (the “FSOC”), which is comprised of representatives of all the major U.S. financial regulators, to act as the financial system’s systemic risk regulator. The FSOC has the authority to review the activities of nonbank financial companies predominantly engaged in financial activities and designate those companies as “systematically important financial institutions” (“SIFIs”) for supervision by the Federal Reserve. Such designation is applicable to companies where material distress or failure could pose risk to the financial stability of the United States. On December 18, 2014, the FSOC released a notice seeking public comment on the potential risks posed by aspects of the asset management industry, including whether asset management products and activities may pose potential risks to the U.S. financial system in the areas of liquidity and redemptions, leverage, operational functions, and resolution, or in other areas. On April 18, 2016, the FSOC released an update on its multi-year review of asset management products and activities and created an interagency working group to assess potential risks associated with certain leveraged funds. On December 4, 2019, the FSOC issued final guidance regarding the FSOC’s procedures for designating nonbank financial companies as SIFIs. This guidance implemented a number of reforms to the FSOC’s prior SIFI designation approach by shifting from an “entity-based” approach to an “activities-based” approach whereby the FSOC will primarily focus on regulating activities that pose systematic risk to the financial stability of the United States, rather than designations of individual firms. Under the guidance, designation of a nonbank financial company as a SIFI would only occur if the FSOC determined that the expected benefits justify the expected costs of the designation. While the impact of this guidance cannot be known at this time, increased regulation of nonbank credit extension could negatively impact our operations, cash flows or financial condition, impose additional costs on us, intensify the regulatory supervision of us or otherwise adversely affect our business.

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

The impacts of climate-related initiatives at the U.S. federal and state levels remain uncertain at this time but could result in increased operating costs for us and our borrowers.

Government authorities and various interest groups are promoting laws and regulations that could limit greenhouse gas, or GHG, emissions due to concerns over contributions to climate change. The United States Environmental Protection Agency, or EPA, has moved to regulate GHG emissions using its existing authority under the Clean Air Act. Moreover, certain state and regional programs are being implemented to require reductions in GHG emissions. Any additional taxation or regulation of energy use, including as a result of (i) the regulations that EPA has proposed or may propose in the future, (ii) state programs and regulations, or (iii) renewed GHG legislative efforts by future Congresses, could result in increased operating costs for us or our borrowers. Any such increased costs could impact the financial condition of our borrowers and their ability to meet their loan obligations to us.

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

We expect to continue to operate so as to qualify as a REIT under the Code. However, qualification as a REIT involves the application of highly technical and complex Code provisions for which only a limited number of judicial or administrative interpretations exist. Our continued qualification as a REIT will depend on our continuing ability to meet various requirements concerning, among other things, our sources of income, the nature of our investments, the amounts we distribute to our stockholders and the ownership of our stock. We also own interests in entities that have elected to be taxed as REITs. If any such entity were to fail to qualify as a REIT, it could negatively impact our ability to satisfy the REIT requirements. Notwithstanding the availability of cure provisions in the Code, various compliance requirements could be failed and could jeopardize our REIT status. Furthermore, new tax legislation, administrative guidance or court decisions, in each instance potentially with retroactive effect, could make it more difficult or impossible for us to continue to qualify as a REIT. If we fail to qualify as a REIT in any tax year, then:

•we would be taxed as a regular domestic corporation, which under current law, among other things, means being unable to deduct distributions to stockholders in computing taxable income and being subject to U.S. federal income tax on taxable income at regular corporate income tax rates;

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

In connection with our qualification as a REIT, we are required to annually distribute to our stockholders at least 90% of our REIT taxable income (which does not equal net income, as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding net capital gain. To satisfy this requirement, we may make distributions that are payable in cash and/or shares of our common stock at the election of each stockholder. As a publicly offered REIT, as long as at least 20% of the total dividend is available in cash and certain other requirements are satisfied, the IRS will treat the stock distribution as a dividend (to the extent applicable rules treat such distribution as being made out of our earnings and profits). Pursuant to recently released IRS guidance, this threshold is reduced from 20% to 10% for distributions declared by a publicly offered REIT on or after November 1, 2021 and on or before June 30, 2022. Taxable stockholders receiving such distributions will be required to include the full amount of such distributions as ordinary dividend income to the extent of our current or accumulated earnings and profits, as determined for U.S. federal income tax purposes. As a result, U.S. holders may be required to pay income taxes with respect to such distributions in excess of the cash portion of the distribution received. Accordingly, U.S. holders receiving a distribution of our shares may be required to sell shares received in such distribution or may be required to sell other stock or assets owned by them, at a time that may be disadvantageous, in order to satisfy any tax imposed on such distribution. If a U.S. holder sells the stock that it receives as part of the distribution in order to pay this tax, the sales proceeds may be less than the amount it must include in income with respect to the distribution, depending on the value of our shares at the time of the sale. Furthermore, with respect to certain non-U.S. holders, we may be required to withhold U.S. tax with respect to such distribution, including in respect of all or a portion of such distribution that is payable in stock, by withholding or disposing of part of the shares included in such distribution and using the proceeds of such disposition to satisfy the withholding tax imposed. In addition, if a significant number of our stockholders determine to sell shares of our common stock in order to pay taxes owed on dividend income, such sale may put downward pressure on the market price of our common stock.

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

Failure of our subsidiary REIT to qualify as a REIT could adversely impact our ability to qualify as a REIT.

We indirectly own an interest in an entity that has elected to be taxed as a REIT under the U.S. federal income tax laws, and may own interests in additional entities that elect to be taxed as REITs in the future (together, “Subsidiary REITs”). Subsidiary REITs are subject to the various REIT qualification requirements that are applicable to us. If any Subsidiary REIT were to fail to qualify as a REIT, then (i) that Subsidiary REIT would become subject to regular U.S. federal, state, and local corporate income tax, (ii) our interest in such Subsidiary REIT would cease to be a qualifying asset for purposes of the REIT asset tests, and (iii) it is possible that we would fail certain of the REIT asset tests, in which event we also would fail to maintain our qualification as a REIT unless we could avail ourselves of certain relief provisions. While we believe that the our Subsidiary REIT has qualified as a REIT under the Code, we have joined the Subsidiary REIT in filing a “protective” taxable REIT subsidiary election under Section 856(l) of the Code. We cannot assure you that such “protective” taxable REIT subsidiary elections would be effective to avoid adverse consequences to us. Moreover, even if the “protective” election were to be effective, the Subsidiary REIT would be subject to regular corporate income tax, and we cannot assure you that we would not fail to satisfy the requirement that not more than 20% of the value of our total assets may be represented by the securities of one or more taxable REIT subsidiaries.

We may be subject to adverse legislative or regulatory tax changes that could increase our tax liability, reduce our operating flexibility and reduce the price of our common stock.

The present U.S. federal income tax treatment of REITs may be modified, possibly with retroactive effect, by legislative, judicial, or administrative action at any time, which could affect the U.S. federal income tax treatment of an investment in us. The U.S. federal income tax rules dealing with REITs constantly are under review by persons involved in the legislative process, the IRS, and the U.S. Treasury, which results in statutory changes as well as frequent revisions to regulations and interpretations. Several recent proposals have been made that would make substantial changes to the U.S. federal income tax laws generally. We cannot predict whether any of these proposed changes will become law. Future revisions in the U.S. federal tax laws and interpretations thereof could affect or cause us to change our investments and commitments and affect the tax considerations of an investment in us.

Any such revisions could have an adverse effect on an investment in our shares or on the market value or the resale potential of our assets. You are urged to consult with your tax advisor with respect to the impact of such revisions on your investment in our shares and the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our shares. Although REITs generally receive certain tax advantages compared to entities taxed as regular corporations, it is possible that future legislation would result in a REIT having fewer tax advantages, and it could become more advantageous for a company that invests in real estate to elect to be treated for U.S. federal income tax purposes as a corporation. Our charter provides our board of directors with the power, under certain circumstances, to revoke or otherwise terminate our REIT election and cause us to be taxed as a regular corporation, without the vote of our stockholders. Our board of directors has duties to us and could only cause such changes in our tax treatment if it determines in good faith that such changes are in our best interest.

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

KKR has significant influence over us and its interests may conflict with ours or those of our stockholders in the future.

As of December 31, 2021, KKR and its affiliates beneficially owned shares of our common stock providing them with an aggregate 23.2% of the total voting power of our company. By virtue of KKR’s stock ownership and voting power, KKR has the power to significantly influence our business and affairs and is able to influence the outcome of matters required to be submitted to stockholders for approval, including the election of our directors, amendments to our charter, mergers or sales of assets. The influence exerted by KKR over our business and affairs might not be consistent with the interests of some or all of our stockholders. In addition, the concentration of ownership in our officers or directors or stockholders associated with them may have the effect of delaying or preventing a change in control of our company, including transactions that would be in the best interests of our stockholders and would result in receipt of a premium to the price of our shares of common stock (and even if such change in control would not reasonably jeopardize our qualification as a REIT), and might negatively affect the market price of our common stock.

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

Issuance of stock without stockholder approval.  Our charter authorizes our board of directors, without stockholder approval, to authorize the issuance of up to 300,000,000 shares of common stock and up to 50,000,000 shares of preferred stock. As of December 31, 2021 and February 3, 2022, 6,900,000 shares and 13,110,000 shares of preferred stock are classified as 6.50% Series A Cumulative Redeemable Preferred Stock, respectively. Our charter also authorizes our board of directors, without stockholder approval, to classify or reclassify any unissued shares of common stock and preferred stock into other classes or series of stock and to amend our charter to increase or decrease the aggregate number of shares of stock or the number of shares of stock of any class or series that are authorized by the charter to be issued. Preferred stock may be issued in one or more classes or series, the terms of which may be determined by our board of directors without further action by stockholders. Prior to issuance of any such class or series, our board of directors will set the terms of any such class or series, including the preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications and terms and conditions of redemption. The issuance of any preferred stock could materially adversely affect the rights of holders of common stock and, therefore, could reduce the value of the common stock. In addition, specific rights granted to future holders of our preferred stock could be used to restrict our ability to merge with, or sell assets to, a third party. The power of our board of directors to cause us to issue preferred stock could, in certain circumstances, make it more difficult, delay, discourage, prevent or make it more costly to acquire or effect a change in control, thereby preserving the current stockholders’ control.

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

In addition, our charter includes certain limitations on the ownership and transfer of our common stock. See “Risks Related to Our REIT Status and Certain Other Tax Items—Our charter does not permit any person (including certain entities treated as individuals for this purpose) to own more than 9.8% of any class or series of our outstanding capital stock, and attempts to acquire shares of any class or series of our capital stock in excess of this 9.8% limit would not be effective without a prior exemption from those prohibitions by our board of directors.”

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

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of December 31, 2021, we were not involved in any material legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

On May 5, 2017, our common stock began trading on the NYSE under the symbol “KREF.” As of February 3, 2022, there were 25 holders of record of our common stock. This does not include the number of stockholders that hold shares in “street name” through banks or broker-dealers.

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

The following table sets forth the dividends declared on our common stock during each calendar quarter for 2021 and 2020:

Declaration Date	Record Date	Payment Date	Per Share
2021
March 15, 2021	March 31, 2021	April 15, 2021	$0.43
June 15, 2021	June 30, 2021	July 15, 2021	0.43
September 15, 2021	September 30, 2021	October 15, 2021	0.43
December 14, 2021	December 31, 2021	January 14, 2022	0.43
2020
March 16, 2020	March 31, 2020	April 15, 2020	$0.43
June 15, 2020	June 30, 2020	July 15, 2020	0.43
September 15, 2020	September 30, 2020	October 15, 2020	0.43
December 15, 2020	December 31, 2020	January 15, 2021	0.43

Stockholder Return Performance

The following graph is a comparison of the cumulative total stockholder return on shares of our common stock, the Russell 2000 Index (the “Russell 2000”), and the Bloomberg REIT Mortgage Index, a published industry index, from May 5, 2017 (the date our common stock began trading on the NYSE) to December 31, 2021. The graph assumes that $100 was invested on May 5, 2017 in our common stock, the Russell 2000 and the Bloomberg REIT Mortgage Index and that all dividends were reinvested without the payment of any commissions. There can be no assurance that the performance of our shares will continue in line with the same or similar trends depicted in the graph below.

Total Return Performance

	Period Ending
	5/5/2017	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021
KKR Real Estate Finance Trust, Inc.	100.0	102.3	106.4	123.8	120.5	152.2
Russell 2000	100.0	111.6	99.3	124.6	149.4	171.5
Bloomberg REIT Mortgage Index	100.0	107.8	105.9	129.3	100.6	118.3

Equity Compensation Plan Information

The following table summarizes information, as of December 31, 2021, relating to our equity compensation plans pursuant to which shares of our common stock or other equity securities may be granted from time to time:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights(1)	Weighted-average exercise price of outstanding options, warrants and rights(2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column 1)
Equity compensation plans approved by security holders	808,330	$—	2,708,199
Equity compensation plans not approved by security holders	—	—	—
Total	808,330	$—	2,708,199
(1)    Reflects the aggregate number of equity-based awards granted under our Amended and Restated KKR Real Estate Finance Trust Inc. 2016 Omnibus Incentive Plan that remained outstanding as of December 31, 2021. All of these awards were in the form of restricted stock units.
(2)    Restricted stock units are not exercisable for consideration.

Issuer Purchases of Equity Securities

Under the Company’s current share repurchase program, which was announced on June 15, 2020 and has no expiration date, the Company may repurchase up to $100.0 million of its common stock beginning July 1, 2020, of which up to $50.0 million may be repurchased under a pre-set trading plan meeting the requirements of Rule 10b5-1 under the Exchange Act that provides for repurchases of common stock when the market price per share is below book value per share (calculated in accordance with GAAP as of the end of the most recent quarterly period for which financial statements are available), and the remaining $50.0 million may be used for repurchases in the open market, pursuant to pre-set trading plans meeting the requirements of Rule 10b5-1 under the Exchange Act, in privately negotiated transactions or otherwise. The timing, manner, price and amount of any common stock repurchases will be determined by the Company in its discretion and will depend on a variety of factors, including legal requirements, price and economic and market conditions. The program does not require the Company to repurchase any specific number of shares of common stock, and the program may be suspended, extended, modified or discontinued at any time.

We did not repurchase any shares of our common stock during the year ended December 31, 2021.

ITEM 6. RESERVED

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

2021 Highlights

Operating Results:

•Net Income Attributable to Common Stockholders of $125.6 million, or $2.21 per diluted share of common stock, a 130% increase over 2020 on a per share basis.
•Distributable Earnings of $92.4 million, or $1.63 per diluted share of common stock, net of $32.9 million, or ($0.58) per diluted share, of realized losses on loan write-offs.
•Declared dividends of $1.72 per common share. The fourth quarter dividend of $0.43 per common share produced an annualized yield of 8.26% on our closing stock price as of December 31, 2021.

Investment Activity:

•Originated and funded a record $4.8 billion and $3.6 billion, respectively, relating to 37 floating-rate loans. Total originations for 2021 represented a 428% and 56% increase over 2020 and 2019 originations, respectively.
•Current funded loan portfolio of $6.7 billion is 100% performing, 100% floating rate with a weighted average LTV of 68% as of December 31, 2021.
•Took title to the collateral of one defaulted senior retail loan with an outstanding principal balance and net carrying value of $109.6 million and $69.3 million, respectively. Accordingly, we recognized an $8.2 million GAAP gain from reversal of the allowance for credit losses and recognized a $32.1 million realized loss on write-off through distributable earnings.

Portfolio Financing:

•Non-mark-to-market financing is $3.8 billion as of December 31, 2021, representing 71% of our total outstanding portfolio financing.
•Closed a $1.3 billion managed CLO with two-year reinvestment period providing $1.1 billion of non-mark financing equating to an 84.25% advance rate, at a weighted average cost of capital of L+1.30% before transaction costs. Concurrently, fully repaid the outstanding notes under our 2018 CLO.
•Completed repricing of $297.8 million existing secured term loan and a $52.2 million add-on, for an aggregate principal amount of $350.0 million due September 2027. The new secured term loan bears interest at L+3.50% and is subject to a LIBOR floor of 0.50%, which is an aggregate improvement of 1.75%.

•Entered into a new $500.0 million term lending agreement, which provides asset-based financing on a non-mark-to-market basis with matched-term up to five years.

Capital Markets Activity:

•Issued 6,900,000 shares of 6.5% Series A Cumulative Redeemable Preferred Stock (the “Series A Preferred Stock”), at a liquidation price of $25.00 per share, and received net proceeds of $167.1 million.
•Completed an accretive underwritten public offering of 5,547,361 common shares at $21.76 per share, less applicable transaction costs, resulting in $120.4 million of net proceeds. The offering was $0.22 per share accretive to book value per share.
•Our common book value was $1,188.9 million, or $19.37 per common share, as of December 31, 2021, representing seven consecutive quarters of book value accretion.

Recent Developments

In January 2022, we issued an additional 6,210,000 shares of 6.5% Series A Preferred Stock, which included the exercise of the underwriters' option to purchase additional shares of Series A Preferred Stock, and received net proceeds after underwriting discount and commission of $151.2 million.

In February 2022, we priced a $1.0 billion managed multifamily CLO (“KREF 2022-FL3”) expected to close on or around February 10, 2022, subject to customary closing conditions. KREF 2022-FL3 will provide us with match-term financing on a non-mark-to-market and non-recourse basis, and features a two-year reinvestment period with an 84.75% advance rate at a weighted average running cost of capital of Term SOFR plus 1.71%, before transaction costs.

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

Earnings (Loss) Per Share and Dividends Declared

The following table sets forth the calculation of basic and diluted net income (loss) per share and dividends declared per share (amounts in thousands, except share and per share data):

	Three Months Ended December 31,	Year Ended December 31,
	2021	2021	2020
Net income attributable to common stockholders	$35,198	$125,635	$53,553
Weighted-average number of shares of common stock outstanding
Basic	59,364,672	56,571,200	55,985,014
Diluted	59,453,264	56,783,388	56,057,237
Net income per share, basic	$0.59	$2.22	$0.96
Net income per share, diluted	$0.59	$2.21	$0.96
Dividends declared per share	$0.43	$1.72	$1.72

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

(1)    For purposes of calculating incentive compensation under our Management Agreement, adjusted equity excludes: (i) the effects of equity issued that provides for fixed distributions or other debt characteristics and (ii) unrealized provision for (reversal of) credit losses.

The following table provides a reconciliation of GAAP net income attributable to common stockholders to Distributable Earnings (amounts in thousands, except share and per share data):

	Three Months Ended December 31,	Year Ended December 31,
	2021	2021	2020
Net Income (Loss) Attributable to Common Stockholders	$35,198	$125,635	$53,553
Adjustments
Non-cash equity compensation expense	1,413	7,428	5,676
Unrealized (gains) or losses(A)	1,463	1,059	4,036
Provision for (reversal of) credit losses, net	(3,077)	(4,059)	50,344
Loan write-offs(B)	(32,905)	(32,905)	(4,650)
Gain on redemption of non-voting manager units	(5,126)	(5,126)	—
Non-cash convertible notes discount amortization	91	361	362
Distributable Earnings	$(2,943)	$92,393	$109,321
Weighted average number of shares of common stock outstanding
Basic	59,364,672	56,571,200	55,985,014
Diluted(C)	59,364,672	56,783,388	56,057,237
Distributable Earnings per Diluted Weighted Average Share	$(0.05)	$1.63	$1.95

(A)    Includes $2.5 million, $3.3 million and $0.2 million non-cash redemption value adjustment of our Special Non-Voting Preferred Stock, and ($1.1) million, ($2.2) million and $3.9 million of unrealized mark-to-market adjustment to our RECOP I's underlying CMBS investments for the three months ended December 31, 2021, and for the years ended December 31, 2021 and 2020, respectively.
(B)    Includes $32.1 million write-off on a defaulted senior retail loan which we took title of the underlying property and $0.9 million write-off of the remaining balance on an impaired mezzanine retail loan during the year ended December 31, 2021. Includes $4.7 million write-off on a $5.5 million mezzanine retail loan, which was 5-rated and put on non-accrual status, during the year ended December 31, 2020.
(C)    Includes zero, 212,188 and 72,223 dilutive restricted stock units for the three months ended December 31, 2021 and for the years ended December 31, 2021 and 2020, respectively.

Book Value per Share

We believe that book value per share is helpful to stockholders in evaluating the growth of our company as we have scaled our equity capital base and continue to invest in our target assets. The following table calculates our book value per share of common stock (amounts in thousands, except share and per share data):

	Year Ended December 31,
	2021	2020
KKR Real Estate Finance Trust Inc. stockholders' equity	$1,361,434	$1,043,554
Series A preferred stock (liquidation preference of $25.00 per share)	(172,500)	—
Common stockholders' equity	$1,188,934	$1,043,554
Shares of common stock issued and outstanding at period end	61,370,732	55,619,428
Book value per share of common stock	$19.37	$18.76

Book value as of December 31, 2021 included the impact of an estimated CECL credit loss allowance of $23.7 million, or ($0.39) per common share. See Note 2 — Summary of Significant Accounting Policies, to our consolidated financial statements included in this Form 10-K for detailed discussion of allowance for credit losses.

Book value as of December 31, 2020 included a cumulative non-cash redemption value adjustment (since issuance of the Special Non-Voting Preferred Stock, or "SNVPS"), which decreased our book value by $1.9 million, or ($0.03) per common share. On October 1, 2021, the KKR Member exercised its Call Option to redeem the non-voting units in our Manager, including the non-voting manager units held by us. Accordingly, we received a cash call amount of $5.1 million and concurrently redeemed the SNVPS, which resulted in a net book value accretion of $1.9 million, or $0.03 per common share, during the year ended December 31, 2021, thus eliminating the cumulative negative impact of the SNVPS on our book value. See Note 11 — Equity, to our consolidated financial statements included in this Form 10-K for detailed discussion of the SNVPS.

Our Portfolio

We have established a $6,791.5 million portfolio of diversified investments, consisting primarily of performing senior and mezzanine commercial real estate loans as of December 31, 2021.

Our loan portfolio is 100.0% performing as of December 31, 2021. During the year ended December 31, 2021 and the month ended January 31, 2022, we collected 97.3% and 100.0% of interest payments due on our loan portfolio, respectively. As of December 31, 2021, the average risk rating of our loan portfolio was 2.9 (Average Risk), weighted by total loan exposure. As of December 31, 2021, 94.1% of our loans, based on total loan exposure, was risk-rated 3 or better. As of December 31, 2021, the average loan commitment in our portfolio was $130.5 million and multifamily and office loans comprised 74% of our loan portfolio, while hospitality loans comprised 7% of the portfolio.

In addition to our loan portfolio, as of December 31, 2021, as a result of taking title to the collateral of one defaulted senior retail loan, we owned one REO asset with a net carrying value of $78.6 million, comprised of the fair value of the acquired retail property and the capitalized transaction costs, as of December 31, 2021. This property is held for investment and reflected on our consolidated balance sheets at its estimated fair value at the time of acquisition plus related acquisition costs.

Since our IPO, we have continued to execute on our primary investment strategy of originating floating-rate transitional senior loans and, as we continue to scale our loan portfolio, we expect that our originations will continue to be heavily weighted toward floating-rate loans. As of December 31, 2021, 100.0% of our loans by total loan exposure earned a floating rate of interest and approximately 54% of our portfolio was subject to a LIBOR floor of at least 0.25%, with a weighted average floor of 0.74%. We expect the majority of our future investment activity to focus on originating floating-rate senior loans that we finance with our repurchase and other financing facilities, with a secondary focus on originating floating-rate loans for which we syndicate a senior position and retain a subordinated interest for our portfolio. As of December 31, 2021, all of our investments were located in the United States.

The following charts illustrate the diversification and composition of our loan portfolio(A), based on type of investment, interest rate, underlying property type, geographic location, vintage and LTV as of December 31, 2021:

The charts above are based on total outstanding principal amount of our commercial real estate loans.

(A)    Excludes: (i) one REO retail asset on a defaulted loan with net carrying value of $78.6 million as of December 31, 2021, (ii) CMBS B-Piece investments held through RECOP I, an equity method investment and (iii) one impaired mezzanine loan with an outstanding principal of $5.5 million that was fully written off.
(B)    Senior loans include senior mortgages and similar credit quality loans, including related contiguous junior participations in senior loans where we have financed a loan with structural leverage through the non-recourse sale of a corresponding first mortgage.

(C)    We classify a loan as life science if more than 50% of the gross leasable area is leased to, or will be converted to, life science-related space.
(D)    Excludes one real estate corporate loan to a multifamily operator with an outstanding principal amount of $41.1 million, representing 0.6% of our commercial real estate loans as of December 31, 2021.
(E)    LTV is generally based on the initial loan amount divided by the as-is appraised value as of the date the loan was originated or by the current principal amount as of the date of the most recent as-is appraised value.

The following table details our quarterly loan activity (dollars in thousands):

	Three Months Ended				Year Ended
	March 31, 2021	June 30, 2021	September 30, 2021	December 31, 2021	December 31, 2021	December 31, 2020
Loan originations	$534,500	$967,108	$1,536,993	$1,804,897	$4,843,498	$917,851
Loan fundings(A)	$575,826	$558,387	$1,142,969	$1,680,890	$3,958,072	$961,455
Loan repayments/syndications(B)	(244,348)	(270,980)	(934,899)	(679,749)	(2,129,976)	(1,042,864)
Net fundings	331,478	287,407	208,070	1,001,141	1,828,096	(81,409)
PIK interest	845	458	373	418	2,094	4,231
Write-off	—	—	—	(32,905)	(32,905)	(4,650)
Transfer to REO	—	—	—	(77,516)	(77,516)	—
Total activity	$332,323	$287,865	$208,443	$891,138	$1,719,769	$(81,828)
(A)    Includes initial funding of new loans and additional fundings made under existing loans.
(B)    Excludes $150.5 million, $150.5 million and $79.9 million of proceeds from senior note syndications during the three months ended March 31, 2021 and the years ended December 31, 2021 and 2020, respectively.

The following table details overall statistics for our loan portfolio as of December 31, 2021 (dollars in thousands):

		Total Loan Exposure(A)
	Balance Sheet Portfolio	Total Loan Portfolio	Floating Rate Loans	Fixed Rate Loans
Number of loans	63	62	62	—
Principal balance	$6,364,105	$6,677,239	$6,677,239	$—
Amortized cost	$6,316,733	$6,635,366	$6,635,366	$—
Unfunded loan commitments(B)	$1,367,880	$1,367,880	$1,367,880	$—
Weighted-average cash coupon(C)	4.1%	L + 3.3%	L + 3.3%	n.a.
Weighted-average all-in yield(C)	4.4%	L + 3.6%	L + 3.6%	n.a.
Weighted-average maximum maturity (years)(D)	3.6	3.6	3.6	n.a.
LTV(E)	68%	68%	68%	n.a.

(A)     In certain instances, we finance our loans through the non-recourse sale of a senior interest that is not included in our consolidated financial statements. Total loan exposure includes the entire loan we originated and financed and excludes one impaired mezzanine loan with an outstanding principal of $5.5 million that was fully written off.
(B)     Unfunded commitments will primarily be funded to finance property improvements and renovations or lease-related expenditures by the borrowers. These future commitments will be funded over the term of each loan, subject in certain cases to an expiration date.
(C)     As of December 31, 2021, 100.0% of floating rate loans by principal balance are indexed to one-month USD LIBOR. In addition to cash coupon, all-in yield includes the amortization of deferred origination fees, loan origination costs and purchase discounts. Cash coupon and all-in yield for the total portfolio assume applicable floating benchmark rates as of December 31, 2021. L = the greater of one-month USD LIBOR; spot rate of 0.10%, and the applicable contractual LIBOR floor, included in portfolio-wide averages represented as fixed rates. Does not factor in prepayment fee income that might be earned upon prepayment.
(D)     Maximum maturity assumes all extension options are exercised by the borrower; however, our loans may be repaid prior to such date. As of December 31, 2021, based on total loan exposure, 65.4% of our loans were subject to yield maintenance or other prepayment restrictions and 34.6% were open to repayment by the borrower without penalty.
(E)     LTV is generally based on the initial loan amount divided by the as-is appraised value as of the date the loan was originated or by the current principal amount as of the date of the most recent as-is appraised value. Weighted average LTV excludes one real estate corporate loan to a multifamily operator with an outstanding principal of $41.1 million as of December 31, 2021.

The table below sets forth additional information relating to our portfolio as of December 31, 2021 (dollars in millions):

	Investment(A)	Location	Property Type	Investment Date	Total Whole Loan(B)	Committed Principal Amount(B)	Current Principal Amount	Net Equity(C)	Coupon(D)(E)	Max Remaining Term (Years)(D)(F)	Loan Per SF / Unit / Key	LTV(D)(G)	Risk Rating
	Senior Loans(I)
1	Senior Loan	Arlington, VA	Multifamily	9/30/2021	$381.0	$381.0	$352.9	$78.8	L + 3.2	4.8	$ 317,965 / unit	69%	3
2	Senior Loan	Bellevue, WA	Office	9/13/2021	520.8	260.4	61.0	26.4	L + 3.6	5.3	$ 200 / SF	63	3
3	Senior Loan	Los Angeles, CA	Multifamily	2/19/2021	260.0	260.0	249.7	50.8	L + 3.6	4.2	$ 465,874 / unit	68	3
4	Senior Loan	Boston, MA	Life Science	5/24/2018	250.5	250.5	243.6	55.4	L + 3.2	2.0	$ 521 / SF	53	1
5	Senior Loan	Mountain View, CA	Office	7/14/2021	362.8	250.0	184.1	45.9	L + 3.3	4.6	$ 599 / SF	73	3
6	Senior Loan	New York, NY	Condo (Residential)	12/20/2018	234.5	234.5	210.7	40.0	L + 3.6	2.0	$ 1,316 / SF	71	4
7	Senior Loan	Bronx, NY	Industrial	8/27/2021	381.2	228.7	97.5	95.8	L + 4.1	4.7	$ 118 / SF	52	3
8	Senior Loan	Various	Multifamily	5/31/2019	216.5	216.5	215.3	37.7	L + 3.1	2.4	$ 201,206 / unit	74	3
9	Senior Loan(J)	Various	Industrial	6/30/2021	425.0	212.5	3.7	1.0	L + 5.4	4.5	$ 8 / SF	74	3
10	Senior Loan	Minneapolis, MN	Office	11/13/2017	194.4	194.4	194.4	32.8	L + 3.8	0.9	$ 179 / SF	65	2
11	Senior Loan	Washington, D.C.	Office	11/9/2021	187.7	187.7	111.9	26.7	L + 3.3	4.9	$ 321 / SF	55	3
12	Senior Loan	Boston, MA	Office	2/4/2021	375.0	187.5	187.5	37.4	L + 3.3	4.1	$ 506 / SF	71	3
13	Senior Loan	Chicago, IL	Multifamily	6/6/2019	186.0	186.0	179.5	32.4	L + 3.6	2.4	$ 364,837 / unit	72	3
14	Senior Loan	The Woodlands, TX	Hospitality	9/15/2021	183.3	183.3	168.3	29.8	L + 4.2	4.8	$ 185,155 / key	64	3
15	Senior Loan	Philadelphia, PA	Office	4/11/2019	182.6	182.6	156.9	24.6	L + 2.6	2.4	$ 219 / SF	68	3
16	Senior Loan	Washington, D.C.	Office	12/20/2019	175.5	175.5	119.7	36.5	L + 3.4	3.0	$ 586 / SF	58	3
17	Senior Loan	West Palm Beach, FL	Multifamily	12/29/2021	171.5	171.5	169.2	70.6	L + 2.7	5.0	$ 208,405 / unit	73	3
18	Senior Loan	Chicago, IL	Office	7/15/2019	170.0	170.0	136.6	25.9	L + 3.3	2.6	$ 131 / SF	59	3
19	Senior Loan	Boston, MA	Life Science	4/27/2021	332.3	166.2	123.1	33.3	L + 3.6	4.4	$ 511 / SF	66	3
20	Senior Loan	Philadelphia, PA	Office	6/19/2018	165.0	165.0	165.0	72.1	L + 2.5	1.5	$ 169 / SF	71	3
21	Senior Loan	New York, NY	Multifamily	12/5/2018	163.0	163.0	148.0	22.3	L + 2.6	1.9	$ 556,391 / unit	77	3
22	Senior Loan	Oakland, CA	Office	10/23/2020	509.9	159.7	106.5	16.8	L + 4.3	3.9	$ 306 / SF	65	3
23	Senior Loan	Plano, TX	Office	2/6/2020	153.7	153.7	131.0	19.8	L + 2.7	3.1	$ 182 / SF	63	2
24	Senior Loan	Seattle, WA	Life Science	10/1/2021	188.0	140.3	87.3	21.1	L + 3.1	4.8	$ 555 / SF	69	3
25	Senior Loan	Boston, MA	Multifamily	3/29/2019	138.0	138.0	137.0	29.5	L + 2.7	2.3	$ 351,282 / unit	63	3
26	Senior Loan	Dallas, TX	Office	12/10/2021	138.0	138.0	135.8	24.8	L + 3.6	4.9	$ 432 / SF	68	3
27	Senior Loan	Fort Lauderdale, FL	Hospitality	11/9/2018	130.0	130.0	130.0	24.1	L + 3.4	1.9	$ 375,723 / key	66	3
28	Senior Loan	Fontana, CA	Industrial	5/11/2021	119.9	119.9	43.2	14.0	L + 4.6	4.4	$ 37 / SF	64	3
29	Senior Loan	Irving, TX	Multifamily	4/22/2021	117.6	117.6	108.9	17.1	L + 3.3	4.4	$ 119,949 / unit	70	3
30	Senior Loan	Cambridge, MA	Life Science	12/22/2021	401.3	115.7	50.6	11.5	L + 3.9	5.0	$ 469 / SF	51	3
31	Senior Loan	Pittsburgh, PA	Student Housing	6/8/2021	112.5	112.5	112.5	16.9	L + 2.9	4.4	$ 155,602 / bed	74	3
32	Senior Loan	Las Vegas, NV	Multifamily	12/28/2021	106.3	106.3	102.0	24.5	L + 2.7	5.0	$ 193,182 / unit	61	3
33	Senior Loan	Doral, FL	Multifamily	12/10/2021	212.0	106.0	106.0	25.6	L + 2.8	4.9	$ 335,975 / unit	77	3
34	Senior Loan	San Diego, CA	Multifamily	10/20/2021	103.5	103.5	103.5	18.3	L + 2.8	4.9	$ 448,052 / unit	71	3
35	Senior Loan	Orlando, FL	Multifamily	12/14/2021	102.4	102.4	88.9	21.2	L + 3.0	5.0	$ 234,565 / unit	74	3
36	Senior Loan	Brisbane, CA	Life Science	7/22/2021	95.0	95.0	85.0	16.3	L + 3.0	4.6	$ 734 / SF	71	3
37	Senior Loan	State College, PA	Student Housing	10/15/2019	93.4	93.4	85.3	27.6	L + 2.7	2.9	$ 71,474 / bed	64	3

	Investment(A)	Location	Property Type	Investment Date	Total Whole Loan(B)	Committed Principal Amount(B)	Current Principal Amount	Net Equity(C)	Coupon(D)(E)	Max Remaining Term (Years)(D)(F)	Loan Per SF / Unit / Key	LTV(D)(G)	Risk Rating
38	Senior Loan	Dallas, TX	Multifamily	12/23/2021	90.0	90.0	77.5	18.7	L + 2.8	5.0	$ 238,488 / unit	67	3
39	Senior Loan	Miami, FL	Multifamily	10/14/2021	89.5	89.5	89.5	20.5	L + 2.8	4.9	$ 304,422 / unit	76	3
40	Senior Loan	Denver, CO	Multifamily	6/24/2021	88.5	88.5	88.5	16.2	L + 3.0	4.5	$ 295,000 / unit	77	3
41	Senior Loan	Dallas, TX	Office	1/22/2021	87.0	87.0	87.0	21.1	L + 3.3	4.1	$ 288 / SF	65	3
42	Senior Loan	Charlotte, NC	Multifamily	12/14/2021	86.8	86.8	76.0	18.1	L + 3.0	5.0	$ 206,522 / unit	74	3
43	Senior Loan	New York, NY	Multifamily	3/29/2018	86.0	86.0	86.0	13.2	L + 4.0	1.3	$ 462,366 / unit	63	2
44	Senior Loan	Mesa, AZ	Industrial	5/4/2021	84.3	84.3	57.0	23.9	L+ 3.2	4.4	$ 66 / SF	55	3
45	Senior Loan	Hollywood, FL	Multifamily	12/20/2021	81.0	81.0	81.0	19.4	L + 3.0	5.0	$ 327,935 / unit	74	3
46	Senior Loan	Seattle, WA	Office	3/20/2018	80.7	80.7	80.7	13.4	L + 4.1	1.3	$ 468 / SF	56	3
47	Senior Loan	Brooklyn, NY	Hospitality	1/18/2019	76.2	76.2	76.2	16.2	L + 2.9	2.1	$ 389,000 / key	69	4
48	Senior Loan	Phoenix, AZ	Single Family Rental	4/22/2021	72.1	72.1	15.7	8.1	L + 4.8	4.4	$ 34,268 / unit	50	3
49	Senior Loan	Arlington, VA	Multifamily	10/23/2020	141.8	70.9	70.9	11.5	L + 3.8	3.8	$ 393,858 / unit	73	3
50	Senior Loan	Denver, CO	Multifamily	9/14/2021	70.3	70.3	69.3	12.0	L + 2.7	4.8	$ 286,157 / unit	78	3
51	Senior Loan	Queens, NY	Industrial	7/21/2017	70.1	70.1	67.5	17.3	L + 3.0	0.6	$ 112 / SF	77	4
52	Senior Loan	Washington, D.C.	Multifamily	12/4/2020	69.0	69.0	66.3	10.3	L + 3.5	3.9	$ 265,132 / unit	63	3
53	Senior Loan	Dallas, TX	Multifamily	8/18/2021	68.2	68.2	68.2	9.6	L + 3.8	4.7	$ 189,444 / unit	70	3
54	Senior Loan	Austin, TX	Multifamily	9/12/2019	67.5	67.5	67.5	10.5	L + 2.5	2.7	$ 191,218 / unit	74	3
55	Senior Loan	Nashville, TN	Hospitality	12/9/2021	66.0	66.0	64.3	9.7	L + 3.6	5.0	$ 279,498 / key	68	3
56	Senior Loan	Atlanta, GA	Multifamily	12/10/2021	61.5	61.5	55.4	13.3	L + 2.9	5.0	$ 183,542 / unit	67	3
57	Senior Loan	Durham, NC	Multifamily	12/15/2021	60.0	60.0	50.0	49.4	L + 2.9	5.0	$ 144,795 / unit	67	3
58	Senior Loan	Sharon, MA	Multifamily	12/1/2021	56.9	56.9	56.9	13.8	L + 2.8	4.9	$ 296,484 / unit	70	3
59	Senior Loan	Georgetown, TX	Multifamily	12/16/2021	41.8	41.8	41.8	41.4	L + 3.3	5.0	$ 199,048 / unit	68	3
60	Senior Loan(K)	New York, NY	Condo (Residential)	8/4/2017	39.9	39.9	39.9	20.4	L + 4.2	0.3	$ 1,333 / SF	73	4
61	Senior Loan	Denver, CO	Industrial	12/11/2020	28.8	28.8	10.7	10.3	L + 3.8	4.0	$ 21 / SF	61	3
	Total/Weighted Average Senior Loans Unlevered				$10,004.1	$8,051.8	$6,636.2	$1,623.6	L + 3.2%	3.6		68%	2.9
	Non-Senior Loans
1	Corporate	n.a.	Multifamily	12/11/2020	102.6	41.1	41.1	40.5	L + 12.0	4.0	n.a.	n.a.	3
	Total/Weighted Average Non-Senior Loans Unlevered				$102.6	$41.1	$41.1	$40.5	12.3%	4.0		n.a.	3.0
	CMBS B-Pieces
1	RECOP I(H)	Various	Various	2/13/2017	n.a.	40.0	35.7	35.7	4.6	7.4	n.a.	58	n.a.
	Total/Weighted Average CMBS B-Pieces Unlevered					$40.0	$35.7	$35.7	4.6%	7.4		58%
	Real Estate Owned
1	Real Estate Asset	Portland, OR	Retail	12/16/2021	n.a.	n.a.	78.6	78.4	n.a.	n.a.	n.a.	n.a.	n.a.
	Total/Weighted Average Real Estate Owned						$78.6	$78.4
	Grand Total / Weighted Average					$8,132.8	$6,791.5	$1,778.2	4.0%	3.6		68%	2.9

*    Numbers presented may not foot due to rounding.
(A)    Our total portfolio represents the current principal amount on senior, mezzanine and corporate loans, net equity in RECOP I, which holds CMBS B-Piece investments, and net carrying value of our sole REO investment. Excludes one impaired mezzanine loan with an outstanding principal of $5.5 million that was fully written off.
For Senior Loan 12, the total whole loan is $375.0 million, co-originated and co-funded by us and a KKR affiliate. Our interest was 50% of the loan or $187.5 million, of which $150.0 million in senior notes were syndicated to a third party. Post syndication, we retained a mezzanine loan with a commitment of $37.5 million, fully funded as of December 31, 2021, at an interest rate of L+7.9%.
For Senior Loan 13, the total whole loan is $186.0 million, of which an $81.6 million senior note was syndicated to a third party lender. Post syndication, we retained the mezzanine loan and a 45% interest in the senior loan with a total commitment of $104.4 million, of which $100.7 million was funded as of December 31, 2021, at a blended interest rate of L+4.7%.
For Senior Loan 22, the total whole loan is $509.9 million, co-originated and co-funded by us and a KKR affiliate. Our interest was 31% of the loan or $159.7 million, of which $134.7 million in senior notes were syndicated to third party lenders. Post syndication, we retained a mezzanine loan with a commitment of $25.0 million, of which $16.7 million was funded as of December 31, 2021, at an interest rate of L+12.9%.
(B)    Total Whole Loan represents total commitment of the entire whole loan originated. Committed Principal Amount includes participations by KKR affiliated entities and third parties that are syndicated/sold.
(C)    Net equity reflects (i) the amortized cost basis of our loans, net of borrowings; and (ii) the cost basis of our investments in RECOP I and REO.
(D)    Weighted average is weighted by current principal amount for our senior, mezzanine and corporate loans and by net equity for our RECOP I CMBS B-Pieces.
(E)    L = the greater of one-month USD LIBOR; spot rate of 0.10%, and the applicable contractual LIBOR floor, included in portfolio-wide averages represented as fixed rates.
(F)    Max remaining term (years) assumes all extension options are exercised, if applicable.
(G)    For senior loans, LTV is generally based on the initial loan amount divided by the as-is appraised value as of the date the loan was originated or by the current principal amount as of the date of the most recent as-is appraised value; for mezzanine loans, LTV is based on the current balance of the whole loan divided by the as-is appraised value as of the date the loan was originated; for RECOP I CMBS B-Pieces, LTV is based on the weighted average LTV of the underlying loan pool at issuance. Weighted Average LTV excludes one fully funded corporate loan to a multifamily operator with an outstanding principal amount of $41.1 million.
For Senior Loan 6, LTV is based on the initial loan amount divided by the appraised bulk sale value assuming a condo-conversion and no renovation.
For Senior Loan 60, LTV is based on the current principal amount divided by the adjusted appraised gross sellout value net of sales cost.
For Senior Loans 2, 7, 9, 28, 30, 44, 48 and 61, LTV is calculated as the total commitment amount of the loan divided by the as-stabilized value as of the date the loan was originated.
(H)    Represents our investment in an aggregator vehicle alongside RECOP I that invests in CMBS B-Pieces. Committed principal represents our total commitment to the aggregator vehicle whereas current principal represents the current funded amount.
(I)    Senior loans include senior mortgages and similar credit quality investments, including junior participations in our originated senior loans for which we have syndicated the senior participations and retained the junior participations for our portfolio and excludes vertical loan participations.
(J)    For Senior Loan 9, the total whole loan facility is $425.0 million, co-originated and co-funded by us and a KKR affiliate. Our interest was 50% of the facility or $212.5 million. The facility is comprised of individual cross-collateralized whole loans. As of December 31, 2021, there were three underlying senior loan in the facility with a commitment of $31.6 million and outstanding principal of $3.7 million.
(K)    For Senior Loan 60, Loan per SF of $1,333 is based on the allocated loan amount of the residential units. Excluding the value of the retail and parking components of the collateral, the Loan per SF is $1,926 based on allocating the full amount of the loan to only the residential units.

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

During the fourth quarter of 2021, we took title to one defaulted senior retail loan with an outstanding principal balance and net carrying value of $109.6 million and $69.3 million, respectively, as of September 30, 2021; such acquisition was accounted for as an asset acquisition under ASC 805. Accordingly, we recognized the property on our balance sheet as REO with a carrying value of $78.6 million, which included the estimated fair value of the property and capitalized transaction costs. In addition, we assumed $2.0 million in other net assets of the REO. Accordingly, in the fourth quarter we recognized an $8.2 million GAAP gain from the reversal of the allowance for credit losses and recognized a $32.1 million write-off through distributable earnings. In addition, in the fourth quarter of 2021, we wrote off $0.9 million remaining outstanding balance of an impaired loan and recognized the write off in GAAP earnings and through distributable earnings.

As of December 31, 2021, the average risk rating of our loan portfolio was 2.9 (Average Risk), weighted by total loan exposure, as compared to 3.0 (Average Risk) as of September 30, 2021.

December 31, 2021					September 30, 2021
Risk Rating	Number of Loans	Net Book Value	Total Loan Exposure(A)	Total Loan Exposure %	Risk Rating	Number of Loans	Net Book Value	Total Loan Exposure(A)	Total Loan Exposure %
1	1	$243,544	$243,552	3.6%	1	—	$—	$—	—%
2	3	409,812	411,424	6.2	2	3	517,168	517,434	8.9
3	54	5,256,052	5,627,927	84.3	3	43	4,415,030	4,764,745	82.3
4	4	385,081	394,336	5.9	4	4	381,608	393,501	6.8
5	1	—	—	—	5	2	70,121	115,071	2.0
	63	$6,294,489	$6,677,239	100.0%		52	$5,383,927	$5,790,751	100.0%
(A)    In certain instances, we finance our loans through the non-recourse sale of a senior interest that is not included in our consolidated financial statements under GAAP. Total loan exposure includes the entire loan we originated and financed, including $318.6 million and $312.7 million of such non-consolidated senior interests as of December 31, 2021 and September 30, 2021, respectively.

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

Portfolio Financing

Our portfolio financing arrangements include term loan financing, term lending agreements, collateralized loan obligations, secured term loan, warehouse facility, asset specific financing, non-consolidated senior interest (collectively “Non-Mark-to-Market Financing Sources”) and master repurchase agreements.

Our Non-Mark-to-Market Financing Sources, which accounted for 71% of our total secured financing (excluding our corporate revolver) as of December 31, 2021, are not subject to credit or capital markets mark-to-market provisions. The remaining 29% of our secured borrowings, which is primarily comprised of three master repurchase agreements, are only subject to credit marks.

We continue to expand and diversify our financing sources, especially those sources that provide non-mark-to-market financing, reducing our exposure to market volatility.

The following table summarizes our portfolio financing (dollars in thousands):

		Portfolio Financing Outstanding Principal Balance(A)
	Non-/Mark-to-Market	December 31, 2021	December 31, 2020
Master repurchase agreements	Mark-to-Credit	$1,554,808	$673,120
Term lending agreements	Non-Mark-to-Market	1,117,627	900,000
Collateralized loan obligations	Non-Mark-to-Market	1,095,250	810,000
Term loan financing	Non-Mark-to-Market	870,458	948,204
Secured term loan	Non-Mark-to-Market	350,000	300,000
Asset specific financing	Non-Mark-to-Market	60,000	60,000
Warehouse facility	Non-Mark-to-Market	—	—
Non-consolidated senior interests	Non-Mark-to-Market	318,634	158,672
Total portfolio financing		$5,366,777	$3,849,996
(A)    Excludes $66.2 million of vertical loan participations sold as of December 31, 2020. Such participations did not qualify for sale accounting under GAAP and therefore were consolidated in our Consolidated Balance Sheets as of December 31, 2020.

Financing Agreements

The following table details our financing agreements (dollars in thousands):

	December 31, 2021
	Maximum	Collateral	Borrowings
	Facility Size(A)	Assets(B)	Potential(C)	Outstanding	Available
Master Repurchase Agreements
Wells Fargo	$1,000,000	$1,395,703	$1,000,000	$980,593	$19,407
Morgan Stanley	600,000	552,313	409,498	383,592	25,906
Goldman Sachs	240,000	282,026	196,911	190,623	6,288
Term Loan Facility	1,000,000	1,078,795	870,458	870,458	—
Term Lending Agreements
KREF Lending V	671,625	755,701	623,453	617,627	5,826
KREF Lending IX	500,000	621,573	500,000	500,000	—
Warehouse Facility
HSBC	500,000	—	—	—	—
Asset Specific Financing
BMO Facility	300,000	76,000	60,000	60,000	—
Revolver	335,000	—	335,000	135,000	200,000
	$5,146,625	$4,762,111	$3,995,320	$3,737,893	$257,427

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

Each of our existing master repurchase facilities includes "credit mark-to-market" features. "Credit mark-to-market" provisions in repurchase facilities are designed to keep the lenders' credit exposure generally constant as a percentage of the underlying collateral value of the assets pledged as security to them. If the credit underlying collateral value decreases, the gross amount of leverage available to us will be reduced as our assets are marked-to-market, which would reduce our liquidity. The lender under the applicable repurchase facility sets the valuation and any revaluation of the collateral assets in its sole, good faith discretion. As a contractual matter, the lender has the right to reset the value of the assets at any time based on then-current market conditions, but the market convention is to reassess valuations on a monthly, quarterly and annual basis using the financial information delivered pursuant to the facility documentation regarding the real property, borrower and guarantor under such underlying loans. Generally, if the lender determines (subject to certain conditions) that the market value of the collateral in a repurchase transaction has decreased by more than a defined minimum amount, the lender may require us to provide additional collateral or lead to margin calls that may require us to repay all or a portion of the funds advanced. We closely monitor our liquidity and intend to maintain sufficient liquidity on our balance sheet in order to meet any margin calls in the event of any significant decreases in asset values. As of December 31, 2021 and 2020, the weighted average haircut under our repurchase agreements was 30.3% and 36.7%, respectively (or 25.9% and 34.8%, respectively, if we had borrowed the maximum amount approved by its repurchase agreement counterparties as of such dates). In addition, our existing master repurchase facilities are not entirely term-matched financings and may mature before our CRE debt investments that represent underlying collateral to those financings. As we negotiate renewals and extensions of these liabilities, we may experience lower advance rates and higher pricing under the renewed or extended agreements.

Term Loan Financing

In connection with our efforts to diversify our financing sources, further expand our non-mark-to-market borrowing base and reduce our exposure to market volatility, we entered into a term loan financing agreement in April 2018 with third party lenders for an initial borrowing capacity of $200.0 million that was increased to $1.0 billion in October 2018 (“Term Loan Facility”). The facility provides us with asset-based financing on a non-mark-to-market basis with matched term up to five years and is non-recourse to us. Borrowings under the facility are collateralized by senior loans, held-for-investment, and bear interest equal to one-month LIBOR plus a margin. As of December 31, 2021, the weighted average margin on the facility was 1.6%.

The following table summarizes our borrowings under the Term Loan Facility (dollars in thousands):

	December 31, 2021
Term Loan Facility	Count	Outstanding Principal	Amortized Cost	Carrying Value	Wtd. Avg. Yield/Cost(A)	Guarantee(B)	Wtd. Avg. Term(C)
Collateral assets	12	$1,078,795	$1,076,241	$1,074,116	L + 3.4%	n.a.	August 2024
Financing provided	n.a.	870,458	870,458	870,458	L + 1.6%	n.a.	August 2024
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

Term Lending Agreements

In June 2019, we entered into a Master Repurchase and Securities Contract Agreement ("KREF Lending V Facility") with Morgan Stanley Mortgage Capital Holdings LLC ("Administrative Agent"), as administrative agent on behalf of Morgan Stanley Bank, N.A. ("Initial Buyer"), which provides non-mark-to-market financing. In March 2021, the current stated maturity was extended to June 2022, subject to four additional one-year extension options, which may be exercised by us upon the satisfaction of certain customary conditions and thresholds. The Initial Buyer subsequently syndicated a portion of the facility to multiple financial institutions. As of December 31, 2021, the Initial Buyer held 24.4% of the total commitment under the facility. Borrowings under the facility are collateralized by certain loans, held for investment, and bear interest equal to one-month LIBOR, plus a 1.9% margin. Total outstanding borrowings under the facility as of December 31, 2021 was $617.6 million.

In July 2021, we entered into a $500.0 million Master Repurchase and Securities Contract Agreement with a financial institution (“KREF Lending IX Facility”). The facility, which provides financing on a non-mark-to-market basis with partial recourse to us, has a three-year draw period and matched term to the underlying loans. As of December 31, 2021, there was $500.0 million outstanding on this facility.

Warehouse Facility

In March 2020, we entered into a $500.0 million Loan and Security Agreement with HSBC Bank USA, National Association (“HSBC Facility”). The facility, which matures in March 2023, provides warehouse financing on a non-mark-to-market basis with partial recourse to us. Borrowings under the facility are collateralized by certain loans, held for investment, and bear interest equal to one-month LIBOR, plus a margin. As of December 31, 2021, there was no balance outstanding on this facility.

Asset Specific Financing

In August 2018, we entered into a $200.0 million loan financing facility with BMO Harris Bank (the "BMO Facility”). In May 2019, we increased the borrowing capacity to $300.0 million. The facility provides asset-based financing on a non-mark-to-market basis with matched-term up to five years with partial recourse to us. As of December 31, 2021, there was $60.0 million outstanding on this facility.

Revolving Credit Agreement

We have a $335.0 million corporate revolving credit facility (“Revolver”) administered by Morgan Stanley Senior Funding, Inc. We may use our Revolver as a source of financing, which is designed to provide short-term liquidity to purchase or de-lever loans, pay operating expenses and borrow amounts for general corporate purposes. Borrowings under the Revolver bear interest at a per annum rate equal to the sum of (i) a floating rate index and (ii) a fixed margin. Our Revolver is secured by corporate level guarantees and does not include asset-based collateral. As of December 31, 2021, there was $135.0 million outstanding on this facility.

Collateralized Loan Obligations

In August 2021, we financed a pool of loan participations from our existing loan portfolio through a managed collateralized loan obligation ("CLO" or "KREF 2021-FL2"). The CLO provides us with match-term financing on a non-mark-to-market and non-recourse basis. The CLO has a two-year reinvestment feature that allows principal proceeds of the collateral assets to be reinvested in qualifying replacement assets, subject to the satisfaction of certain conditions set forth in the indenture. In connection with the closing of KREF 2021-FL2, we fully repaid the outstanding notes under our previous CLO, KREF 2018-FL1.

The following table outlines KREF 2021-FL2 collateral assets and respective borrowing (dollars in thousands):

	December 31, 2021
Collateralized Loan Obligation 2021-FL2	Count	Outstanding Principal	Amortized Cost	Carrying Value	Wtd. Avg. Yield/Cost	Wtd. Avg. Term(B)
Collateral assets(A)	20	$1,300,000	$1,300,000	$1,296,745	L + 3.4%	June 2025
Financing provided	1	1,095,250	1,087,976	1,087,976	L + 1.7%	February 2039
(A)Including $54.0 million cash held in CLO as of December 31, 2021.Collateral loan assets represent 19.6% of the principal of our commercial real estate loans as of December 31, 2021. As of December 31, 2021, 100% of our loans financed through the CLO are floating rate loans.
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

The following table details the subordinate interests retained on our balance sheet and the related non-consolidated senior interests (dollars in thousands):

	December 31, 2021
Non-Consolidated Senior Interests	Count	Principal Balance	Carrying Value	Wtd. Avg. Yield/Cost	Guarantee	Wtd. Avg. Term
Total loan	3	$473,531	n.a.	L + 3.6%	n.a.	May 2025
Senior participation	3	318,634	n.a.	L + 2.3%	n.a.	August 2025
Interests retained		154,897		L + 6.4%		December 2024

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

In November 2021, we completed repricing of $297.8 million existing secured term loan and a $52.2 million add-on, for an aggregate principal amount of $350.0 million, which was issued at par. The new secured term loan bears interest at LIBOR plus a 3.50% margin, and subject to a 0.50% LIBOR floor, which is an aggregate improvement of 1.75% over the 2020 secured term loan.

The secured term loan matures on September 1, 2027 and contains restrictions relating to liens, asset sales, indebtedness, investments and transactions with affiliates. Our secured term loan is secured by corporate level guarantees and does not include asset-based collateral. Refer to Notes 2 and 7 to our consolidated financial statements for additional discussion of our secured term loan.

Convertible Notes

We may issue convertible debt to take advantage of favorable market conditions. In May 2018, we issued $143.75 million of 6.125% Convertible Notes due on May 15, 2023. The Convertible Notes bear interest at a rate of 6.125% per year, payable semi-annually in arrears on May 15 and November 15 of each year, beginning on November 15, 2018. The Convertible Notes mature on May 15, 2023, unless earlier repurchased or converted. Refer to Notes 2 and 8 to our consolidated financial statements for additional discussion of our Convertible Notes.

Borrowing Activities

The following tables provide additional information regarding our borrowings (dollars in thousands):

		Year Ended December 31, 2021
	Outstanding Principal as of December 31, 2021	Average Daily Amount Outstanding(A)	Maximum Amount Outstanding	Weighted Average Daily Interest Rate
Wells Fargo	$980,593	$547,166	$980,593	1.6%
Morgan Stanley	383,592	368,089	473,902	2.1
Goldman Sachs	190,623	91,217	190,623	3.0
Term Loan Facility	870,458	926,978	992,777	1.7
KREF Lending V	617,627	816,719	900,000	2.0
KREF Lending IX	500,000	242,786	500,000	1.8
BMO Facility	60,000	60,000	60,000	1.8
Revolver	135,000	43,507	335,000	2.1
Total/Weighted Average	$3,737,893			1.9%
(A)     Represents the average for the period the facility was outstanding.

	Average Daily Amount Outstanding(A)
	Three Months Ended
	December 31, 2021	September 30, 2021	June 30, 2021	March 31, 2021
Wells Fargo	$566,984	$598,729	$529,169	$492,395
Morgan Stanley	326,625	366,046	429,449	350,519
Goldman Sachs	99,140	97,574	91,075	76,762
Term Loan Facility	933,928	953,283	878,021	942,484
KREF Lending V	638,958	830,634	900,000	900,000
KREF Lending IX	422,974	62,598	—	—
BMO Facility	60,000	60,000	60,000	60,000
Revolver	119,837	32,609	—	20,611
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
•a minimum consolidated tangible net worth covenant (75.0% of the aggregate net cash proceeds of any equity issuances made and any capital contributions received by us and KKR Real Estate Finance Holdings L.P. (our "Operating Partnership") or up to approximately $1,095.4 million, depending on the agreement;
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

As of December 31, 2021, we were in compliance with the covenants of our financing facilities.

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

Real Estate Owned and Joint Venture

In 2015, we originated a $177.0 million senior loan secured by a retail property in Portland, Oregon. The loan had a risk rating of 5 and was placed on a non-accrual status in October 2020, with an amortized cost and carrying value of $109.6 million and $69.3 million, respectively, as of September 30, 2021. In December 2021, we took title to the retail property; such acquisition was accounted for as an asset acquisition under ASC 805. Accordingly, we recognized the property on our balance sheet as REO with a carrying value of $78.6 million, which included the estimated fair value of the property and capitalized transaction costs. In addition, we assumed $2.0 million in other net assets of the REO. As a result, we recognized an $8.2 million benefit from the reversal of the allowance for credit losses for GAAP, and a $32.1 million realized loss on loan write-off through distributable earnings (representing the difference between the carrying value of the foreclosed loan and the fair value of the REO’s net assets).

Concurrently with taking the title of our sole REO asset, we contributed the majority of the REO's net assets to a joint venture with a third party local development operator (“JV Partner”), whereby we have a 90% interest in the joint venture and the JV Partner has a 10% interest. As of December 31, 2021, the joint venture held REO assets with a net carrying value of $68.9 million, of which $0.1 million represented non-controlling interests.

Results of Operations

The following table summarizes the changes in our results of operations for years ended December 31, 2021, 2020 and 2019 (dollars in thousands, except per share data):

	For the Year Ended December 31,		Increase (Decrease)		For the Year Ended December 31,		Increase (Decrease)
	2021	2020	Dollars	Percentage	2020	2019	Dollars	Percentage
Net Interest Income
Interest income	$279,950	$269,188	$10,762	4.0%	$269,188	$274,335	$(5,147)	(1.9)%
Interest expense	114,439	127,312	(12,873)	(10.1)	127,312	158,860	(31,548)	(19.9)
Total net interest income	165,511	141,876	23,635	16.7	141,876	115,475	26,401	22.9
Other Income
Income (loss) from equity method investments	6,371	537	5,834	1,086.4	537	4,568	(4,031)	(88.2)
Gain (loss) on sale of investments	5,126	—	5,126	100.0	—	(2,688)	2,688	100.0
Change in net assets related to CMBS consolidated variable interest entities	—	—	—	—	—	1,665	(1,665)	(100.0)
Other income	686	744	(58)	(7.8)	744	2,453	(1,709)	(69.7)
Total other income (loss)	12,183	1,281	10,902	851.1	1,281	5,998	(4,717)	(78.6)
Operating Expenses
General and administrative	14,235	14,238	(3)	—	14,238	10,522	3,716	35.3
Provision for (reversal of ) credit losses, net	(4,059)	50,344	(54,403)	(108.1)	50,344	—	50,344	100.0
Management fees to affiliate	19,378	16,992	2,386	14.0	16,992	17,135	(143)	(0.8)
Incentive compensation to affiliate	10,273	6,774	3,499	51.7	6,774	3,272	3,502	107.0
Total operating expenses	39,827	88,348	(48,521)	(54.9)	88,348	30,929	57,419	185.6
Income (Loss) Before Income Taxes, Preferred Dividends, Redemption Value Adjustment and Participating Securities' Share in Earnings	137,867	54,809	83,058	151.5	54,809	90,544	(35,735)	(39.5)
Income tax expense	684	412	272	66.0	412	579	(167)	(28.8)
Net Income (Loss)	137,183	54,397	82,786	152.2	54,397	89,965	(35,568)	(39.5)
Preferred stock dividends and redemption value adjustment	11,369	844	10,525	1,247.0	844	(527)	1,371	260.2
Participating securities' share in earnings	179	—	179	100.0	—	—	—	—
Net Income (Loss) Attributable to Common Stockholders	$125,635	$53,553	$72,082	134.6%	$53,553	$90,492	$(36,939)	(40.8)%

Net Income (Loss) Per Share of Common Stock
Basic	$2.22	$0.96	$1.26	131.3%	$0.96	$1.58	$(0.62)	(39.2)%
Diluted	$2.21	$0.96	$1.25	130.2%	$0.96	$1.57	$(0.61)	(38.9)%

Weighted Average Number of Shares of Common Stock Outstanding
Basic	56,571,200	55,985,014	586,186	1.0%	55,985,014	57,426,912	(1,441,898)	(2.5)%
Diluted	56,783,388	56,057,237	726,151	1.3%	56,057,237	57,532,490	(1,475,253)	(2.6)%

Dividends Declared per Share of Common Stock	$1.72	$1.72	$—	—%	$1.72	$1.72	$—	—%

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020

Net Interest Income

Net interest income increased by $23.6 million, or 16.7%, during the year ended December 31, 2021, as compared to the year ended December 31, 2020, primarily due to a $10.8 million, or 4.0%, increase in our interest income and a $12.9 million, or 10.1%, decrease in our interest expense.

The increase in interest income was primarily attributable to a decrease in the weighted average principal of our loan portfolio of $401.1 million for the year ended December 31, 2021, as compared to the year ended December 31, 2020, as a result of continuing capital deployment from loan repayments and deployment of the proceeds from the issuance of 6.5% Series A Preferred Stock in April 2021 and issuance of common stock in November 2021. In addition, we recognized net accelerated deferred loan fees and prepayment fee income of $11.3 million during the year ended December 31, 2021, as compared to $1.8 million during the year ended December 31, 2020.

The decrease in interest expense was primarily due to a decrease in spot LIBOR, partially offset by an increase in the weighted average principal balance of our financing facilities of $253.5 million for the year ended December 31, 2021, as compared to the year ended December 31, 2020.

In addition, our loans continued to benefit from in-the-money LIBOR floors during the year ended December 31, 2021. As of December 31, 2021, 54% of our loan portfolio was subject to a LIBOR floor of at least 0.25%, with a weighted average floor of 0.74%; by contrast, only 9% of total outstanding financing (inclusive of the secured term loan) is subject to a LIBOR floor greater than 0.0%.

Other Income

Total other income increased by $10.9 million during the year ended December 31, 2021, as compared to the year ended December 31, 2020. This increase was due to a $2.2 million unrealized mark-to-market gain on our RECOP I's underlying CMBS investments during the year ended December 31, 2021, as compared to a $3.9 million unrealized loss during the year ended December 31, 2020. In addition, we recognized a $5.1 million gain from the redemption of non-voting manager units during the year ended December 31, 2021.

Operating Expenses

Total operating expenses decreased by $48.5 million during the year ended December 31, 2021, as compared to the year ended December 31, 2020. This decrease was primarily due to a net decrease of $54.4 million in the provision for credit losses resulting from the reversal of $32.1 million in allowance for credit losses for one senior retail loan where we took title of the underlying collateral and a more stable macro-economic outlook based on improved observed economic data, partially offset by an increase to the allowance related to newly originated loans during the year ended December 31, 2021.

The following table provides additional information regarding total operating expenses (dollars in thousands):

	Three Months Ended
	March 31, 2021	June 30, 2021	September 30, 2021	December 31, 2021
Professional services	$567	$527	$610	$673
Operating and other costs	946	1,167	1,022	1,297
Stock-based compensation	1,992	1,994	2,027	1,413
Total general and administrative expenses	3,505	3,688	3,659	3,383
Provision for (reversal of) credit losses, net	(1,588)	(559)	1,165	(3,077)
Management fees to affiliate	4,290	4,835	4,964	5,289
Incentive compensation to affiliate	2,192	2,403	2,215	3,463
Total operating expenses	$8,399	$10,367	$12,003	$9,058

Year Ended December 31, 2020 Compared to Year Ended December 31, 2019

Net Interest Income

Net interest income increased by $26.4 million during the year ended December 31, 2020, compared to the year ended December 31, 2019. This increase was primarily due to a decrease in the weighted-average LIBOR which decreased our interest expense compared to prior year as substantially all of our secured financing facilities are not subject to LIBOR floors, while the interest income earned on our loans from rate floors above LIBOR increased (85% of our portfolio was subject to a LIBOR floor of 1.0% or higher as of December 31, 2020).

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

Operating Expenses

Total operating expenses increased by $57.4 million during the year ended December 31, 2020, as compared to the year ended December 31, 2019. This increase was primarily due to (i) a $50.3 million provision for credit losses in connection with the adoption of ASU 2016-03, (ii) a $3.5 million increase in Manager incentive compensation, (iii) a $1.6 million increase in noncash stock-based compensation expense, and (iv) $2.0 million in non-recurring dead deal costs for the year ended December 31, 2020.

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

Liquidity and Capital Resources

Overview

We have capitalized our business to date primarily through the issuance and sale of our common stock and preferred stock, borrowings from Non-Mark-to-Market Financing Sources(1), borrowings from three master repurchase agreements, the issuance and sale of convertible notes and our secured term loan. Our Non-Mark-to-Market Financing Sources, which accounted for 71% of our total secured financing (excluding our corporate Revolver) as of December 31, 2021, are not subject to credit or capital markets mark-to-market provisions. The remaining 29% of our secured borrowings, which are comprised of three master repurchase agreements, are only subject to credit marks. We have not received any margin calls on our master repurchase agreements to date, nor do we expect any at this time.

Our primary sources of liquidity include $271.5 million of cash on our consolidated balance sheet, $200.0 million of available capacity on our corporate revolver, $57.4 million of available borrowings under our financing arrangements based on existing collateral and cash flows from operations. In addition, we had $235.3 million of unencumbered senior loans that can be financed, as of December 31, 2021. Our corporate revolver and secured term loan are secured by corporate level guarantees and do not include asset-based collateral. We may seek additional sources of liquidity from syndicated financing, other borrowings (including borrowings not related to a specific investment) and future offerings of equity and debt securities.

Our primary liquidity needs include our ongoing commitments to repay the principal and interest on our borrowings and pay other financing costs, financing our assets, meeting future funding obligations, making distributions to our stockholders, funding our operations that includes making payments to our Manager in accordance with the management agreement, and other general business needs. We believe that our cash position and sources of liquidity will be sufficient to meet anticipated requirements for financing, operating and other expenditures in both the short- and long-term, based on current conditions.

As described in Note 10 to our consolidated financial statements, we have off-balance sheet arrangements related to VIEs that we account for using the equity method of accounting and in which we hold an economic interest or have a capital commitment. Our maximum risk of loss associated with our interests in these VIEs is limited to the carrying value of our investment in the entity and any unfunded capital commitments. As of December 31, 2021, we held $35.5 million of interests in such entities, which does not include a remaining commitment of $4.3 million to RECOP I that we are required to fund if called.

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

See Notes 5, 6, 7, 8 and 11 to our consolidated financial statements for additional details regarding our secured financing agreements, collateralized loan obligations, secured term loan, convertible notes and stock activity.

(1)    Comprised of term loan financing, term lending agreements, collateralized loan obligations, secured term loan, warehouse facility, asset specific financing, and non-consolidated senior interests.

Debt-to-Equity Ratio and Total Leverage Ratio

The following table presents our debt-to-equity ratio and total leverage ratio:

	December 31, 2021	December 31, 2020
Debt-to-equity ratio(A)	2.3x	1.9x
Total leverage ratio(B)	3.7x	3.6x

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

Sources of Liquidity

Our primary sources of liquidity include cash and cash equivalents and available borrowings under our secured financing agreements, inclusive of our Revolver. Amounts available under these sources as of the date presented are summarized in the following table (dollars in thousands):

	December 31, 2021	December 31, 2020
Cash and cash equivalents	$271,487	$110,832
Available borrowings under revolving credit agreements	200,000	335,000
Available borrowings under master repurchase agreements	51,601	19,319
Available borrowings under term lending agreement	5,826	—
Available borrowings under asset specific financing	—	800
Loan principal payments receivable	—	15,850
	$528,914	$481,801

We also had $235.3 million and $274.7 million of unencumbered senior loans that can be pledged to financing facilities subject to lender approval, as of December 31, 2021 and 2020. In addition to our primary sources of liquidity, we have the ability to access further liquidity through our ATM program and public offerings of debt and equity securities. Our existing loan portfolio also provides us with liquidity as loans are repaid or sold, in whole or in part, and the proceeds from repayment become available for us to invest.

Cash Flows

The following table sets forth changes in cash and cash equivalents for the years ended December 31, 2021, 2020 and 2019 (dollars in thousands):

	For the Year Ended December 31,
	2021	2020	2019
Cash Flows From Operating Activities	$124,793	$115,062	$91,713
Cash Flows From Investing Activities	(1,540,836)	88,709	(926,314)
Cash Flows From Financing Activities	1,578,981	(160,558)	815,689
Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	$162,938	$43,213	$(18,912)

Cash Flows from Operating Activities

Our cash flows from operating activities were primarily driven by our net interest income, which is driven by the income generated by our investments less financing costs. The following table sets forth interest received by, and paid for, our investments for the years ended December 31, 2021, 2020 and 2019 (dollars in thousands):

	For the Year Ended December 31,
	2021	2020	2019
Interest Received:
Commercial real estate loans	$249,564	$242,313	$251,062
CMBS B-Pieces	—	—	1,715
	249,564	242,313	252,777
Interest Paid:
Interest expense	$95,256	103,405	146,156
Net interest collections	$154,308	$138,908	$106,621

Our net interest collections were partially offset by cash used to pay management and incentive fees, as follows (dollars in thousands):

	For the Year Ended December 31,
	2021	2020	2019
Management Fees to affiliate	$18,341	$17,020	$17,185
Incentive Fees to affiliate	10,273	6,774	3,272
Net decrease in cash and cash equivalents	$28,614	$23,794	$20,457

Cash Flows from Investing Activities

Our cash flows from investing activities consisted of cash outflows to fund new loan originations and our commitments under existing loan investments, partially offset by cash inflows from the sale/syndication and principal repayments on our loan investments. During the year ended December 31, 2021, we funded $3,904.6 million of CRE loans and received $2,362.4 million from the repayments and sales/syndications of CRE loans.

During the year ended December 31, 2020, we funded $966.2 million of CRE loans and received $1,054.9 million from the sale/syndication and repayments of CRE loans.

Cash Flows from Financing Activities

Our cash flows from financing activities were primarily driven by proceeds from borrowings under our financing agreements of $3,642.0 million, proceeds from CLO KREF 2021-FL2 issuance of $1,095.3 million, net proceeds from Series A preferred stock issuance of $167.1 million, and net proceeds from common stock issuance of $120.7 million during the year ended December 31, 2021, which were partially offset by (i) repayments of $2,487.7 million on borrowings under our financing agreements, (ii) principal repayment of $810.0 million under CLO KREF 2018-FL1, and (iii) payment of $103.9 million in dividends.

During the year ended December 31, 2020, our cash flows from financing activities were primarily driven by proceeds from borrowings under our financing agreements of $1,015.4 million and net proceeds from our secured term loan of $292.5 million, which were partially offset by (i) principal repayments of $1,332.8 million on borrowings under our financing agreements, (ii) payment of $97.1 million in dividends, and (iii) payment of $25.1 million for our share repurchases.

Contractual Obligations and Commitments

The following table presents our contractual obligations and commitments (including interest payments) as of December 31, 2021 (dollars in thousands):

	Total	Less than 1 year	1 to 3 years	3 to 5 years	Thereafter
Recourse Obligations:
Master Repurchase Facilities(A)
Wells Fargo(B)	$1,021,558	$14,997	$1,006,561	$—	$—
Morgan Stanley(C)	390,826	390,826	—	—	—
Goldman Sachs(D)	194,177	194,177	—	—	—
Term Lending Agreements(A)
KREF Lending V(E)	623,696	623,696	—	—	—
KREF Lending IX	529,332	9,031	391,379	128,922	—
Warehouse Facility
HSBC	—	—	—	—	—
Asset Specific Financing
BMO Facility(A)	60,114	60,114	—	—	—
Total secured financing agreements	2,819,703	1,292,841	1,397,940	128,922	—
Convertible Notes	155,979	8,927	147,052	—	—
Secured Term Loan	428,277	17,602	34,894	34,288	341,493
Future funding obligations(F)	1,367,880	554,118	738,948	74,814	—
RECOP I commitment(G)	4,324	4,324	—	—	—
Revolver(H)	137,840	137,840	—	—	—
Total recourse obligations	4,914,003	2,015,652	2,318,834	238,024	341,493
Non-Recourse Obligations:
Collateralized Loan Obligations	1,173,598	15,661	31,322	31,365	1,095,250
Term Loan Financing	887,323	535,842	314,708	36,773	—
Total	$6,974,924	$2,567,155	$2,664,864	$306,162	$1,436,743

(A)    The allocation of repurchase facilities and term lending agreements is based on the current maturity date of each individual borrowing under these facilities. The amounts include the related future interest payment obligations, which are estimated by assuming the amounts outstanding under these facilities and the interest rates in effect as of December 31, 2021 will remain constant into the future. This is only an estimate, as actual amounts borrowed and rates may vary over time. Amounts borrowed are subject to a maximum 25.0% recourse limit.
(B)    In September 2021, the current stated maturity was amended to September 2024, subject to two, twelve-month facility term extensions available to us, which is contingent upon certain covenants and thresholds.
(C)    In December 2021, the current stated maturity was extended to December 2022, with one-year extension option upon KREF giving written notice and another two one-year extension periods subject to approval by Morgan Stanley.
(D)    In October 2021, the current stated maturity was amended to October 2022, subject to a twelve-month extension option available to us, subject to the satisfaction of certain conditions.
(E)    In March 2021, the current stated maturity was extended to June 2022, subject to four additional one-year extension options, which may be exercised by us upon the satisfaction of certain customary conditions and thresholds.
(F)    We have future funding obligations related to our investments in senior loans. These future funding obligations primarily relate to construction projects, capital improvements, tenant improvements and leasing commissions. Generally, funding obligations are subject to certain conditions that must be met, such as customary construction draw certifications, minimum debt service coverage ratios, minimal debt yield tests, or executions of new leases before advances are made to the borrower. As such, the allocation of our future funding obligations is based on the earlier of the expected funding or commitment expiration date.
(G)    Amounts committed to invest in an aggregator vehicle alongside RECOP I, which had a two-year investment period which ended in April 2019.
(H)    Any amounts borrowed are full recourse to certain subsidiaries of KREF. Includes principal and assumes interest outstanding over a one-year period. Amounts are estimated based on the amount outstanding under the Revolver and the interest rate in effect as of December 31, 2021. This is only an estimate as actual amounts borrowed, the timing of repayments and interest rates may vary over time. The Revolver matures in December 2023.

We are required to pay our Manager a base management fee, an incentive fee and reimbursements for certain expenses pursuant to our management agreement. The table above does not include the amounts payable to our Manager under our management agreement as they are not fixed and determinable. See Note 15 to our consolidated financial statements included in this Form 10-Q for additional terms and details of the fees payable under our management agreement.

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

Recent Market Conditions

Due to the ongoing COVID-19 pandemic in the United States and globally, our operating partners, borrowers and their tenants, the properties securing our investments, and the economy as a whole have been, and will continue to be, adversely impacted. The magnitude and duration of the COVID-19 pandemic and its impact on our borrowers and their tenants, cash flows and future results of operations has been significant, and its continued impact will largely depend on future developments, which are highly uncertain and cannot be predicted.

Although there are effective vaccines for COVID-19 that have been approved for use and are widely available to the majority of the public, vaccination rates across populations varies and the effectiveness of such vaccines against future strains of COVID-19 is uncertain. Accordingly, given the ongoing nature of the outbreak, at this time we cannot reasonably estimate the magnitude of the ultimate impact that COVID-19 will have on our business, financial performance and operating results. We believe COVID-19’s adverse impact on our business, financial performance and operating results will in part be significantly driven by a number of factors that we are unable to predict or control, including, for example: the severity and duration of the pandemic; the distribution and acceptance of vaccines and their impact on the timing and speed of economic recovery; the spread of new variants of the virus; the pandemic’s impact on the U.S. and global economies, including concerns regarding additional surges of the pandemic or the expansion of the economic impact thereof as a result of certain jurisdictions “re-opening” or otherwise lifting certain restrictions prematurely; the availability of U.S. federal, state, local or non-U.S. funding programs aimed at supporting the economy during the COVID 19 pandemic, including uncertainties regarding the potential implementation of new or extended programs; the timing, scope and effectiveness of additional governmental responses to the pandemic; and the negative impact on our financing sources, vendors and other business partners that may indirectly adversely affect us. The prolonged duration and impact of the COVID-19 pandemic could materially disrupt our business operations and impact our financial performance.

While the economy has improved significantly since the initial outbreak of the COVID-19 pandemic, the pandemic has resulted in and may continue to result in declines in rental rates and increases in rental concessions, including free rent to renew tenants early, to retain tenants who are up for renewal or to attract new tenants, or rent abatements for tenants severely impacted by the COVID-19 pandemic. Such responses have resulted in and may continue to result in decreases in cash flows to certain of our borrowers and potentially in defaults in paying debt service on outstanding indebtedness, which could adversely impact our results of operations and financial performance. The COVID-19 pandemic continues to disrupt global supply chains, has caused labor shortages and has added broad inflationary pressures, which has a potential negative impact on our borrowers’ ability to execute on their business plans and potentially their ability to perform under the terms of their loan obligations. In addition, declines in economic conditions could negatively impact real estate and real estate capital markets and result in lower occupancy, lower rental rates and declining values in our portfolio, which could adversely impact the value of our investments, making it more difficult for us to make distributions or meet our financing obligations.

Subsequent Events

Our subsequent events are detailed in Note 18 to our consolidated financial statements.

Critical Accounting Policies and Use of Estimates

Our consolidated financial statements are prepared in accordance with GAAP, which requires the use of estimates and assumptions that involve the exercise of judgment and use of assumptions as to future uncertainties. Accounting estimates and assumptions discussed in this section are those that we consider to be the most critical to understanding our financial statements because they involve significant judgments and uncertainties that could affect our reported assets and liabilities, as well as our reported revenue and expenses. All of these estimates reflect our best judgment about current, and for some estimates, future economic and market conditions and their effects based on information available as of the date of the financial statements. If conditions change from those expected, it is possible that the judgments and estimates described below could change, which may result in a change in our allowance for credit losses, future write-off of our investments, and valuation of our investment portfolio, among other effects. We believe that the following accounting policies are among the most important to the portrayal of our financial condition and results of operations and require the most difficult, subjective or complex judgments:

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

Recently Adopted Accounting Standard

None.

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

Based on the limited loan modifications completed to date, and the relative performance of most modified loans, we are encouraged by our borrowers’ initial response to the COVID-19 pandemic’s impact on their properties and current trends. We believe our loan sponsors are generally committed to supporting assets collateralizing our loans through additional equity investments. While we believe the principal amounts of our loans are generally adequately protected by underlying collateral value and have adequate CECL reserves, there is a risk that we will not realize the entire principal value of certain investments.

Credit Yield Risk

Credit yields measure the return demanded on financial instruments by the lending market based on their risk of default. Increasing supply of credit-sensitive financial instruments and reduced demand will generally cause the market to require a higher yield on such financial instruments, resulting in a lower price for the financial instruments we hold.

Interest Rate Risk

Generally, the composition of our investments is such that rising interest rates will increase our net income, while declining interest rates will decrease our net income. Our net interest income currently benefits from in-the-money LIBOR floors in our loan portfolio, which benefit is expected to initially decrease as LIBOR increases. There can be no assurance that we will continue to utilize LIBOR floors. As of December 31, 2021, one-month USD LIBOR was 0.10%, as compared to 0.14% as of December 31, 2020. There can be no assurance of how our net income may be affected in future quarters, which will depend on, among other things, the interest rate environment and our then-current portfolio. As of December 31, 2021, 100.0% of our loans by principal balance earned a floating rate of interest indexed to one-month USD LIBOR. The interest rates we pay under our current financing facilities are floating rate. Accordingly, our interest expense will generally increase as interest rates increase and decrease as interest rates decrease.

As noted above, our interest income generally decreases as LIBOR decreases; in certain circumstances, however, LIBOR floors relating to our loan portfolio may offset some of the impact from declining rates. As of December 31, 2021, approximately 54% of our portfolio was subject to a LIBOR floor of at least 0.25% with a weighted average floor of 0.74%. Due to these LIBOR floors, a 10 basis point or greater decrease in LIBOR would increase our expected cash flows by approximately $4.3 million, or $0.07 per common share, for the twelve months following December 31, 2021. Conversely, a 25 basis point and 50 basis point increase in LIBOR would decrease our expected cash flows by approximately $4.1 million and $6.8 million, or $0.07 and $0.11 per common share, for the same period, respectively.

LIBOR Transition

On March 5, 2021, the Financial Conduct Authority of the U.K. (the “FCA”), which regulates LIBOR, announced (the “FCA Announcement”) that all LIBOR tenors relevant to us will cease to be published or will no longer be representative after June 30, 2023. The FCA Announcement coincides with the March 5, 2021 announcement of LIBOR’s administrator, the ICE Benchmark Administration Limited (the “IBA”), indicating that, as a result of not having access to input data necessary to calculate LIBOR tenors relevant to us on a representative basis after June 30, 2023, the IBA would have to cease publication of such LIBOR tenors immediately after the last publication on June 30, 2023. The United States Federal Reserve has also advised banks to cease entering into new contracts that use USD LIBOR as a reference rate. The Federal Reserve, in conjunction with the Alternative Reference Rate Committee, a committee convened by the Federal Reserve that includes major market participants, has identified the Secured Overnight Financing Rate, or SOFR, a new index calculated by short-term repurchase agreements, backed by Treasury securities, as its preferred alternative rate for LIBOR. There are significant differences between LIBOR and SOFR, such as LIBOR being an unsecured lending rate while SOFR is a secured lending rate, and SOFR is an overnight rate while LIBOR reflects term rates at different maturities. If our LIBOR-based borrowings are converted to SOFR, the differences between LIBOR and SOFR, could result in higher interest costs for us, which could have a material adverse effect on our operating results. Although SOFR is the ARRC’s recommended replacement rate, it is also possible that lenders may instead choose alternative replacement rates that may differ from LIBOR in ways similar to SOFR or in other ways that would result in higher interest costs for us. We cannot predict the effect of the decision not to sustain LIBOR, or the potential transition to SOFR or another alternative reference rate as LIBOR’s replacement.

As of December 31, 2021, 100.0% of our loans by principal balance earned a floating rate of interest indexed to LIBOR, and 100.0% of our outstanding financing arrangements (excluding convertible notes) bear interest indexed to LIBOR. All of these arrangements provide procedures for determining an alternative base rate in the event that LIBOR is discontinued. Regardless, there can be no assurances as to what alternative base rates may be and whether such base rate will be more or less favorable than LIBOR and any other unforeseen impacts of the discontinuation of LIBOR. We are monitoring the developments with respect to the phasing out of LIBOR and are working with our lenders and borrowers to minimize the impact of any LIBOR transition on our financial condition and results of operations, but can provide no assurances regarding the impact of the discontinuation of LIBOR.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of
KKR Real Estate Finance Trust Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of KKR Real Estate Finance Trust Inc. and subsidiaries (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of income, changes in equity and cash flows, for each of the three years in the period ended December 31, 2021, and the related notes and schedule IV in Item 8 (collectively referred to as the "financial statements"). We have also audited the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

Change in Accounting Principle

As discussed in Note 2 to the financial statements, the Company has changed its method of accounting for impairments of financial assets measured at amortized cost, and off-balance sheet credit exposures effective January 1, 2020 due to the adoption of ASU No. 2016-13, Financial Instruments-Credit Losses, using the modified retrospective approach.

Basis for Opinions

The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB. We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which they relate.

Commercial Real Estate Loans and Allowance for Credit Losses – Refer to Note 2 and Note 3 of the Consolidated Financial Statements

Critical Audit Matter Description

On January 1, 2020, the Company adopted ASU 2016-13, "Financial Instruments - Credit Losses, Measurement of Credit Losses on Financial Instruments” (“CECL”), which changes how the Company measures credit losses for its commercial real estate loans that are not measured at fair value through net income. The CECL forecasting methods used by KREF include (i) a probability of default and loss given default method using a third-party CMBS/CRE loan database with historical loan losses from 1998 to 2021 and (ii) probability weighted expected cash flow method, using the availability of relevant historical market loan loss data. The Company estimates the current expected credit loss allowance for its loan portfolio, including unfunded loan commitments, at the individual loan level. Significant inputs to the Company’s forecasting methods include (i) key loan-specific inputs such as loan-to-value ("LTV"), (ii) performance against the underwritten business plan of the borrower and KREF's internal loan risk rating and (iii) a macroeconomic forecast. The CECL reserve as of December 31, 2021 was $23.7 million.

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

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the assessment of CECL for commercial real estate loans included the following, among others:

•We involved more senior, more experienced audit team members to perform audit procedures.
•We tested the design, implementation, and operating effectiveness of controls over the determination of the CECL reserve and allowance.
•We reviewed the service auditor's report for the third-party Probability of Default-Loss Given Default-Expected Loss ("PD-LGD-EL") logistical regression web-based model, which is used to calculate the expected loss for each loan.
•Our specialists evaluated the PD-LGD-EL model and performed testing procedures over specified inputs used in determining the expected loss.
•We tested the inputs and assumptions by:
◦Independently corroborating and evaluating the accuracy and completeness of the key loan-specific inputs used in the CECL model such as management's risk rating, business plan, loan-to-value ("LTV"), vintage year, loan-term, underlying property type, geographic location, and expected timing and amount of future loan fundings,
◦Analyzing the appropriateness of the macroeconomic assumptions and forecasts by comparing them to other third-party forecasts, and
◦Assessing management's qualitative adjustments.

/s/ DELOITTE & TOUCHE LLP

New York, NY
February 8, 2022

We have served as the Company's auditor since 2016.

KKR Real Estate Finance Trust Inc. and Subsidiaries

Consolidated Balance Sheets
(Amounts in thousands, except share and per share data)

	December 31, 2021	December 31, 2020
Assets
Cash and cash equivalents(A)	$271,487	$110,832
Commercial real estate loans, held-for-investment	6,316,733	4,844,534
Less: Allowance for credit losses	(22,244)	(59,801)
Commercial real estate loans, held-for-investment, net	6,294,489	4,784,733
Real estate owned, net	78,569	—
Equity method investments	35,537	33,651
Accrued interest receivable	15,241	15,412
Other assets(B)	7,916	20,984
Total Assets	$6,703,239	$4,965,612

Liabilities and Equity
Liabilities
Secured financing agreements, net	$3,726,593	$2,574,747
Collateralized loan obligations, net	1,087,976	810,000
Secured term loan, net	338,549	288,028
Convertible notes, net	141,851	140,465
Loan participations sold, net	—	66,232
Dividends payable	26,589	24,287
Accrued interest payable	6,627	5,381
Accounts payable, accrued expenses and other liabilities(C)	7,521	4,823
Due to affiliates	5,952	6,243
Total Liabilities	5,341,658	3,920,206

Commitments and Contingencies (Note 14)	—	—

Temporary Equity
Redeemable preferred stock	—	1,852

Permanent Equity
Preferred Stock, 50,000,000 shares authorized
Preferred stock, $0.01 par value (zero and 1 share issued and outstanding as of December 31, 2021 and 2020, respectively)	—	—
Series A cumulative redeemable preferred stock, $0.01 par value (6,900,000 and zero shares issued and outstanding as of December 31, 2021 and 2020, respectively; liquidation preference of $25.00 per share)	69	—
Common stock, $0.01 par value, 300,000,000 authorized (65,271,058 and 59,519,754 shares issued; 61,370,732 and 55,619,428 shares outstanding as of December 31, 2021 and 2020, respectively)	613	556
Additional paid-in capital	1,459,959	1,169,695
Accumulated deficit	(38,208)	(65,698)
Repurchased stock (3,900,326 shares repurchased as of December 31, 2021 and 2020)	(60,999)	(60,999)
Total KKR Real Estate Finance Trust Inc. stockholders’ equity	1,361,434	1,043,554
Noncontrolling interests in equity of consolidated joint venture	147	—
Total Permanent Equity	1,361,581	1,043,554
Total Liabilities and Equity	$6,703,239	$4,965,612
(A)    Includes $54.0 million and $0.0 million held in collateralized loan obligation as of December 31, 2021 and 2020, respectively.
(B)    Includes $0.0 million and $15.9 million of loan repayment proceeds held by servicer and receivable by KREF, and $2.3 million and $0.0 million of restricted cash as of December 31, 2021 and 2020, respectively.
(C)    Includes $1.5 million and $0.9 million of expected loss reserve for unfunded loan commitments as of December 31, 2021 and 2020, respectively.
See Notes to Consolidated Financial Statements.

KKR Real Estate Finance Trust Inc. and Subsidiaries

Consolidated Statements of Income
(Amounts in thousands, except share and per share data)

	For the Year Ended December 31,
	2021	2020	2019
Net Interest Income
Interest income	$279,950	$269,188	$274,335
Interest expense	114,439	127,312	158,860
Total net interest income	165,511	141,876	115,475
Other Income
Income (loss) from equity method investments	6,371	537	4,568
Gain (loss) on sale of investments	5,126	—	(2,688)
Change in net assets related to CMBS consolidated variable interest entities	—	—	1,665
Other income	686	744	2,453
Total other income (loss)	12,183	1,281	5,998
Operating Expenses
General and administrative	14,235	14,238	10,522
Provision for (reversal of) credit losses, net	(4,059)	50,344	—
Management fees to affiliate	19,378	16,992	17,135
Incentive compensation to affiliate	10,273	6,774	3,272
Total operating expenses	39,827	88,348	30,929
Income (Loss) Before Income Taxes, Preferred Dividends, Redemption Value Adjustment and Participating Securities' Share in Earnings	137,867	54,809	90,544
Income tax expense	684	412	579
Net Income (Loss)	137,183	54,397	89,965
Preferred stock dividends and redemption value adjustment	11,369	844	(527)
Participating securities' share in earnings	179	—	—
Net Income (Loss) Attributable to Common Stockholders	$125,635	$53,553	$90,492

Net Income (Loss) Per Share of Common Stock
Basic	$2.22	$0.96	$1.58
Diluted	$2.21	$0.96	$1.57

Weighted Average Number of Shares of Common Stock Outstanding
Basic	56,571,200	55,985,014	57,426,912
Diluted	56,783,388	56,057,237	57,532,490

Dividends Declared per Share of Common Stock	$1.72	$1.72	$1.72

See Notes to Consolidated Financial Statements.

KKR Real Estate Finance Trust Inc. and Subsidiaries

Consolidated Statements of Changes in Equity
(Amounts in thousands, except share data)

	Permanent Equity												Temporary Equity
	KKR Real Estate Finance Trust Inc.
	Preferred Stock		Series A Preferred Stock		Common Stock
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Repurchased Stock	Total KKR Real Estate Finance Trust Inc. Stockholders' Equity	Noncontrolling Interests in Equity of Consolidated Joint Venture	Total Permanent Equity	Redeemable Preferred Stock
Balance at December 31, 2018	1	$—	—	$—	57,596,217	$576	$1,163,845	$(225)	$(31,854)	$1,132,342	$—	$1,132,342	$2,846
Repurchase of common stock	—	—	—	—	(212,809)	(2)	—	—	(4,104)	(4,106)	—	(4,106)	—
Offering costs	—	—	—	—	—	—	(518)	—	—	(518)	—	(518)	—
Special non-voting preferred dividends declared	—	—	—	—	—	—	—	—	—	—	—	—	(624)
Common dividends declared, $1.72 per share	—	—	—	—	—	—	—	(98,860)	—	(98,860)	—	(98,860)	—
Stock-based compensation, net	—	—	—	—	103,175	1	2,668	—	—	2,669	—	2,669	—
Adjustment of redeemable preferred stock to redemption value	—	—	—	—	—	—	—	1,152	—	1,152	—	1,152	(1,152)
Net income (loss)	—	—	—	—	—	—	—	89,339	—	89,339	—	89,339	624
Balance at December 31, 2019	1	$—	—	$—	57,486,583	$575	$1,165,995	$(8,594)	$(35,958)	$1,122,018	$—	$1,122,018	$1,694
Cumulative-effect adjustment upon adoption of ASU 2016-13 (Note 2)	—	—	—	—	—	—	—	(15,009)	—	(15,009)	—	(15,009)	—
Repurchase of common stock	—	—	—	—	(2,037,637)	(20)	—	—	(25,041)	(25,061)	—	(25,061)	—
Special non-voting preferred dividends declared	—	—	—	—	—	—	—	—	—	—	—	—	(686)
Common dividends declared, $1.72 per share	—	—	—	—	—	—	—	(95,648)	—	(95,648)	—	(95,648)	—
Stock-based compensation, net	—	—	—	—	170,482	1	3,700	—	—	3,701	—	3,701	—
Adjustment of redeemable preferred stock to redemption value	—	—	—	—	—	—	—	(158)	—	(158)	—	(158)	158
Net income (loss)	—	—	—	—	—	—	—	53,711	—	53,711	—	53,711	686
Balance at December 31, 2020	1	$—	—	$—	55,619,428	$556	$1,169,695	$(65,698)	$(60,999)	$1,043,554	$—	$1,043,554	$1,852
Issuance of common stock	—	—	—	—	5,547,361	55	120,655	—	—	120,710	—	120,710	—
Issuance of Series A cumulative redeemable preferred stock (liquidation preference of $25.00 per share)	—	—	6,900,000	69	—	—	166,997	—	—	167,066	—	167,066	—
Offering costs	—	—	—	—	—	—	(953)	—	—	(953)	—	(953)	—
Conversion of special voting preferred stock	(1)	*	—	—	1	*	—	—	—	—	—	—	—
Redemption of special non-voting preferred stock	—	—	—	—	—	—	—	—	—	—	—	—	(5,126)
Contribution by noncontrolling interests	—	—	—	—	—	—	—	—	—	—	147	147	—
Special non-voting preferred dividends declared	—	—	—	—	—	—	—	—	—	—	—	—	(650)
Series A preferred dividends declared, $1.08 per share	—	—	—	—	—	—	—	(7,444)	—	(7,444)	—	(7,444)	—
Common dividends declared, $1.72 per share	—	—	—	—	—	—	—	(98,153)	—	(98,153)	—	(98,153)	—
Participating security dividends declared, $0.43 per share	—	—	—	—	—	—	—	(172)	—	(172)	—	(172)	—
Stock-based compensation, net	—	—	—	—	203,942	2	3,565	—	—	3,567	—	3,567	—
Adjustment of redeemable preferred stock to redemption value	—	—	—	—	—	—	—	(3,274)	—	(3,274)	—	(3,274)	3,274
Net income (loss)	—	—	—	—	—	—	—	136,533	—	136,533	—	136,533	650
Balance at December 31, 2021	—	$—	6,900,000	$69	61,370,732	$613	$1,459,959	$(38,208)	$(60,999)	$1,361,434	$147	$1,361,581	$—
* Rounds to zero.
See Notes to Consolidated Financial Statements.

KKR Real Estate Finance Trust Inc. and Subsidiaries

Consolidated Statements of Cash Flows
(Amounts in thousands)

	For the Year Ended December 31,
	2021	2020	2019
Cash Flows From Operating Activities
Net income (loss)	$137,183	$54,397	$89,965
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of deferred debt issuance costs and discounts	15,731	22,327	16,765
Accretion of net deferred loan fees and discounts	(22,851)	(17,222)	(20,217)
Payment-in-kind interest	(2,094)	(4,232)	—
Loss (Gain) on sale of investment securities	(5,126)	—	2,688
Loss (Income) from equity method investments	(3,150)	2,840	(1,420)
Provision for credit losses, net	(4,059)	50,344	—
Stock-based compensation expense	7,427	5,676	4,091
Changes in operating assets and liabilities:
Accrued interest receivable, net	171	893	61
Other assets	(1,112)	(337)	321
Accrued interest payable	1,246	(1,303)	(830)
Accounts payable, accrued expenses and other liabilities	621	2,029	122
Due to affiliates	806	(350)	167
Net cash provided by (used in) operating activities	124,793	115,062	91,713

Cash Flows From Investing Activities
Proceeds from sales of commercial mortgage-backed securities	—	—	9,784
Proceeds from principal repayments and sale/syndication of commercial real estate loans, held-for-investment	2,362,442	1,054,891	1,934,893
Origination of commercial real estate loans, held-for-investment	(3,904,580)	(966,182)	(2,864,810)
Net cash assumed from investment in real estate owned and related joint venture	1,302	—	—
Investment in commercial mortgage-backed securities, equity method investee	—	—	(6,245)
Purchase of available-for-sale debt securities	—	—	(94,007)
Sales of available-for-sale debt securities	—	—	94,071
Net cash provided by (used in) investing activities	(1,540,836)	88,709	(926,314)

Cash Flows From Financing Activities
Proceeds from borrowings under secured financing agreements	3,641,991	1,015,430	3,217,859
Proceeds from issuance of collateralized loan obligations	1,095,250	—	—
Net proceeds from issuance of secured term loan	52,250	292,500	—
Net proceeds from issuances of common stock	120,711	—	—
Net proceeds from issuances of preferred stock	167,066	—	—
Payments of common stock dividends	(95,680)	(96,451)	(98,954)
Payments of preferred stock dividends	(8,266)	(634)	(592)
Principal repayments on borrowings under secured financing agreements	(2,487,673)	(1,332,822)	(2,284,819)
Principal repayments on collateralized loan obligations	(810,000)	—	—
Payments of debt and collateralized debt obligation issuance costs	(24,192)	(12,066)	(12,060)
Principal repayments on loan participations	(66,248)	—	—
Payments of stock issuance costs	(647)	(157)	(1,254)
Payments to reacquire common stock	—	(25,061)	(4,106)
Tax withholding on stock-based compensation	(5,581)	(1,297)	(385)
Net cash provided by (used in) financing activities	1,578,981	(160,558)	815,689

Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	162,938	43,213	(18,912)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	110,832	67,619	86,531
Cash, Cash Equivalents and Restricted Cash at End of Period	$273,770	$110,832	$67,619

Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$271,487	$110,832	$67,619
Restricted cash	2,283	—	—
Total cash, cash equivalents and restricted cash shown in the Consolidated Statements of Cash Flows	$273,770	$110,832	$67,619

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$95,256	$103,405	$146,156
Cash paid during the period for income taxes	409	124	398

Supplemental Schedule of Non-Cash Investing and Financing Activities
Loan principal payments held by servicer	$—	$15,850	$—
Dividend declared, not yet paid	26,561	24,287	25,036
Net real estate owned acquired	77,516	—	—
Payoff of loan participations sold and commercial real estate loan, held-for-investment	—	—	150,880
Deconsolidation of variable interest entities (assets and liabilities)	—	—	1,047,346

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

KREF has elected and intends to maintain its qualification to be taxed as a REIT under the requirements of the Internal Revenue Code of 1986, as amended (the "Internal Revenue Code"), for U.S. federal income tax purposes. As such, KREF will generally not be subject to U.S. federal income tax on that portion of its income that it distributes to stockholders if it distributes at least 90% of its REIT taxable income, determined without regard to the deduction for dividends paid and excluding any net capital gains. See Note 17 regarding taxes applicable to KREF.
KREF is externally managed by KKR Real Estate Finance Manager LLC ("Manager"), an indirect subsidiary of KKR & Co. Inc. (together with its subsidiaries, "KKR"), through a management agreement ("Management Agreement") pursuant to which the Manager provides a management team and other professionals who are responsible for implementing KREF’s business strategy, subject to the supervision of KREF’s board of directors. For its services, the Manager is entitled to management fees and incentive compensation, both defined in, and in accordance with the terms of, the Management Agreement (Note 15).

As of December 31, 2021, KKR beneficially owned 14,250,001 shares, or 23.2% of KREF's outstanding common stock.

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

Variable Interest Entities — VIEs are entities (i) in which equity investors do not have an interest with the characteristics of a controlling financial interest, (ii) do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or (iii) established with non-substantive voting rights. A VIE is required to be consolidated only by its primary beneficiary, which is defined as the party that has the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and that has the obligation to absorb losses of, or the right to receive benefits from, the VIE that could be potentially significant to the VIE (Note 10).

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

The collateral assets of KREF's CLO, comprised of a pool of loan participations, are included in “Commercial real estate loans, held-for-investment, net” on the Consolidated Balance Sheets. The liabilities of KREF's consolidated CLO consist solely of obligations to the senior CLO noteholders, excluding subordinated CLO tranches held by KREF as such interests are eliminated in consolidation, are presented in “Collateralized loan obligations, net” on the Consolidated Balance Sheets. The collateral assets of a CLO can only be used to settle the obligations of the consolidated CLO. The interest income from the CLO’s collateral assets and the interest expense on the CLO’s liabilities are presented on a gross basis in “Interest income” and “Interest expense”, respectively, in KREF's Consolidated Statements of Income.

Real Estate Owned Joint Venture — KREF consolidated a joint venture that held the majority of KREF’s sole investment in real estate owned (“REO”) property that was acquired in the fourth quarter of 2021, in which a third party owned a 10% noncontrolling interest (Note 11). Management determined the joint venture to be a VIE as the joint venture had insufficient equity-at-risk. KREF owns 90% of the equity interest in the joint venture and participates in the profits and losses. Management concluded KREF to be the primary beneficiary of the joint venture as KREF held decision-making power over the activities that most significantly impact the economic performance and has the obligation to absorb losses of, or the right to receive benefits from, the joint venture that could be potentially significant to the joint venture.

Noncontrolling Interests — Noncontrolling interests represent the ownership interests in certain consolidated subsidiaries held by entities or persons other than KREF. These noncontrolling interests do not include redemption features and are presented as "Noncontrolling interests in equity of consolidated joint venture" on the Consolidated Balance Sheet.

Temporary Equity — KREF's Special Non-Voting Preferred Stock (“SNVPS”) became redeemable by the SNVPS holder in the second quarter of 2018. As a result, starting with the second quarter of 2018, KREF adjusts the carrying value of the SNVPS to its redemption value quarterly. The SNVPS Redemption Value Adjustment is treated similar to a dividend on preferred stock for GAAP purposes and therefore is deducted from (or added back to) “Net Income (Loss)” to arrive at “Net Income (Loss) Attributable to Common Stockholders” on KREF's Consolidated Statements of Income.

KREF recorded a $3.3 million non-cash redemption value adjustment to the SNVPS (“SNVPS Redemption Value Adjustment”) during the year ended December 31, 2021, which increased the carrying value of the SNVPS to its redemption value of $5.1 million prior to redemption of the SNVPS by KREF on October 1, 2021 for a cash redemption value of $5.1 million (Note 10).

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

Management determined that KREF's investment in the Manager is an interest in a VIE, however KREF is not the primary beneficiary. KREF does not have substantive participating or kick-out rights nor the power to direct activities and the obligation to absorb losses of the Manager that could be significant to the Manager. KREF accounts for its investment in the Manager using the equity method. On October 1, 2021, KREF TRS redeemed its interest in the Manager for a cash call amount of $5.1 million when the KKR Member exercised its Call Option to redeem the Non-Voting Manager Units, including the Non-Voting Manager Units held by KREF TRS (Note 10).

Management determined that KREF's investment in an aggregator vehicle alongside KKR Real Estate Credit Opportunity Partners L.P. ("RECOP I ") is an interest in a VIE, however KREF is not the primary beneficiary and does not have substantive participating or kick-out rights. KREF records its share of net asset value in RECOP I in “Equity method investments” on its Consolidated Balance Sheets and its share of unrealized gains or losses in “Income from equity method investments” in its Consolidated Statements of Income. Management elected the fair value option for KREF's investment in RECOP I.

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

Valuation Process — The Manager reviews the valuation of Level 3 financial instruments as part of KKR's quarterly process. As of December 31, 2021, KKR’s valuation process for Level 3 measurements, as described below, subjected valuations to the review and oversight of various committees. KKR has a global valuation committee assisted by the asset class-specific valuation committees, including a real estate valuation committee that reviews and approves all preliminary Level 3 valuations for real estate assets, including the financial instruments held by KREF. The global valuation committee is responsible for coordinating and implementing KKR’s valuation process to ensure consistency in the application of valuation principles across portfolio investments and between periods. All Level 3 valuations are also subject to approval by the global valuation committee.

Valuation of Commercial Real Estate Loans and Participation Sold — Management generally considers KREF's commercial real estate loans Level 3 assets in the fair value hierarchy as such assets are illiquid, structured investments that are specific to the sponsor, underlying property and its operating performance (Note 16). On a quarterly basis, management engages an independent valuation firm to estimate the fair value of each loan categorized as a Level 3 asset. Management reviews the quarterly loan valuation estimates provided by the independent valuation firm. These loans are generally valued using a discounted cash flow model using discount rates derived from observable market data applied to the capital structure of the respective sponsor and/or estimated property value. In the event that management's estimate of fair value differs from the fair value estimate provided by the independent valuation firm, KREF ultimately relies solely upon the valuation prepared by the investment personnel of the Manager.

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

See Note 16 for additional information regarding the valuation of KREF's financial assets and liabilities.

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

KREF must maintain sufficient cash and cash equivalents to satisfy liquidity covenants related to its secured financing agreements. However, such amounts are not restricted from use in KREF's current operations, and KREF does not present these cash and cash equivalents as restricted. As of December 31, 2021 and 2020, KREF was required to maintain unrestricted cash and cash equivalents of at least $65.6 million and $42.6 million, respectively, to satisfy its liquidity covenants (Note 5).

As of December 31, 2021, KREF had $2.3 million of restricted cash held in lender-controlled bank accounts. Such amount is presented within "Other Assets" in the Consolidated Balance Sheet.

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

Real Estate Owned — To maximize recovery from a defaulted loan, KREF may assume legal title or physical possession of the underlying collateral through foreclosure or the execution of a deed in lieu of foreclosure. Foreclosed properties are generally recognized at fair value in accordance with ASC 805 on KREF's consolidated balance sheets as Real Estate Owned (“REO”) when KREF assume either legal title or physical possession. KREF’s cost basis in REO equals the estimated fair value on the acquisition date plus related acquisition costs. Any difference between the estimated fair value of the REO from the net carrying value of the related loan is recorded in “Provision for credit losses, net” in the Consolidated Statements of Income.

REO assets are evaluated for impairment on a quarterly basis. An impairment charge is recorded when the carrying value of the REO exceeds its fair value.

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

Secured Term Loan, Net — KREF records its secured term loan at its contractual amount, net of unamortized original issuance discount and deferred financing costs (Note 7) on its Consolidated Balance Sheets. Any original issuance discount or deferred financing costs are amortized through the maturity date of the secured term loan as additional non-cash interest expense.

KKR Real Estate Finance Trust Inc.
Notes to Consolidated Financial Statements
(dollars in tables in thousands, except per share amounts)

Convertible Notes, Net — KREF accounts for its convertible debt with a cash conversion feature in accordance with ASC 470-20, Debt with Conversion and Other Options, which requires the liability and equity components of convertible debt instruments that may be settled in cash upon conversion, including partial cash settlement, to be separately accounted for in a manner that reflects the issuer’s nonconvertible debt borrowing rate. The initial proceeds from the sale of convertible notes are allocated between a liability component and an equity component in a manner that reflects interest expense at the rate of similar nonconvertible debt that could have been issued at such time. The equity component represents the excess initial proceeds received over the fair value of the liability component of the notes as of the date of issuance. KREF measured the estimated fair value of the debt component of the 6.125% convertible senior notes due May 15, 2023 (“Convertible Notes”) as of the issuance date based on KREF’s nonconvertible debt borrowing rate. The equity component of the Convertible Notes is reflected within "Additional Paid-in Capital" on the Consolidated Balance Sheets, and the resulting debt discount is amortized over the period during which such Convertible Notes are expected to be outstanding (through the maturity date) as additional non-cash interest expense using the interest method, or on a straight line basis when it approximates the interest method. The additional non-cash interest expense attributable to such convertible notes will increase in subsequent periods through the maturity date as the notes accrete to their par value over the same period (Note 8).

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

To the extent that a sale is not recognized under GAAP from the syndication, KREF does not derecognize the participation in the senior/whole loan that it sold. Instead, KREF recognizes a loan participation sold liability in an amount equal to the principal of the loan participation syndicated less any unamortized discounts or financing costs resulting from the syndication. KREF continues to recognize interest income on the entire senior loan, including the interest attributable to the loan participation sold, as well as interest expense on the loan participation sold liability (Note 9).

Other Assets and Accounts Payable, Accrued Expenses and Other Liabilities — As of December 31, 2021, other assets included $2.3 million of restricted cash, $1.7 million of deferred financing costs related to KREF's Revolver (Note 5), $1.4 million of interest collections held by the servicer and $1.4 million of prepaid expenses. As of December 31, 2020, other assets included $15.9 million of loan repayment proceeds held by the servicer and receivable by KREF, $2.5 million of deferred financing costs related to KREF's Revolver and $0.5 million of prepaid expenses.

As of December 31, 2021, accounts payable, accrued expenses and other liabilities included $3.9 million of accrued expenses, $3.3 million of assumed REO liabilities, $1.5 million of allowance for credit losses related to KREF's unfunded loan commitments and $0.6 million of prepaid stub interests. As of December 31, 2020, accounts payable, accrued expenses and other liabilities included $3.1 million of accrued expenses, $0.9 million of allowance for credit losses related to KREF's unfunded loan commitments and $0.8 million of good faith deposits.

Dividends Payable — KREF records dividends payable on its common stock and preferred stock upon declaration of such dividends. In December 2021, KREF's board of directors declared a dividend of $0.43 per share of common stock to shareholders of record as of December 31, 2021, which was accrued in “Dividends payable” on KREF’s Consolidated Balance Sheet as of December 31, 2021 and was subsequently paid on January 14, 2022. In October 2021, KREF's board of directors declared a dividend of $0.35 per each issued and outstanding share of the Company’s 6.50% Series A Cumulative Redeemable Preferred Stock, which represents an annual dividend of $1.625 per share. The dividend was paid on December 15, 2021 to KREF’s preferred stockholders of record as of November 30, 2021.

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

KREF recorded a $3.3 million SNVPS Redemption Value Adjustment during the year ended December 31, 2021, which increased the carrying value of the SNVPS to its redemption value of $5.1 million prior to SNVPS redemption by KREF on October 1, 2021 for a cash redemption value of $5.1 million (Note 11).

Repurchased Stock — KREF accounts for repurchases of its common stock based on the settlement date and presents repurchased stock in “Repurchased stock” on its Consolidated Balance Sheets (Note 11). Payments for stock repurchases that are not yet settled as of the reporting date are presented within “Other assets” on the Consolidated Balance Sheets. As of December 31, 2021, KREF did not retire any repurchased stock.

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

Management considers loans to be past due when a monthly payment is due and unpaid for 60 days or more. Loans are placed on nonaccrual status and considered non-performing when full repayment of principal and interest is in doubt, which generally occurs when principal or interest is 120 days or more past due unless the loan is both well secured and in the process of collection. Interest received on loans placed on nonaccrual status are accounted for under the cost-recovery method, until qualifying for return to accrual. Management may return a loan to accrual status when repayment of principal and interest is reasonably assured under the terms of the restructured loan. As of December 31, 2021, one mezzanine loan with an outstanding principal balance of $5.5 million was on nonaccrual status (Note 3). The remaining net carrying value of such loan of $0.9 million was written off in the fourth quarter of 2021.

In certain circumstances, KREF may also modify the original terms of a loan agreement by granting a concession to a borrower experiencing financial difficulty. Such modifications are considered troubled debt restructurings (“TDR”) under GAAP and typically include interest rate reductions, payment extension and modification of loan covenants. None of KREF’s loan modifications in 2021 was considered a TDR.

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

Accrued Interest Receivables — KREF elected not to measure an allowance for credit losses for accrued interest receivables. KREF generally writes off accrued interest receivable balance when interest is 120 days or more past due unless the loan is both well secured and in the process of collection. Write-offs of accrued interest receivable are recognized as “Provision for (reversal of) credit losses, net” in the Consolidated Statements of Income.

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

Management and Incentive Compensation to Affiliate — KREF expenses management fees and incentive compensation earned by the Manager on a quarterly basis in accordance with the Management Agreement (Note 15).

Income Taxes — Certain activities of KREF are conducted through joint ventures that are formed as limited liability companies, taxed as partnerships, and consolidated by KREF. Some of these joint ventures are subject to state and local income taxes, based on the tax jurisdictions in which they operate. In addition, certain activities of KREF are conducted through taxable REIT subsidiaries consolidated by KREF. Taxable REIT subsidiaries are subject to federal, state and local income taxes (Note 17).

As of December 31, 2021 and 2020, KREF did not have any material deferred tax assets or liabilities arising from future tax consequences attributable to differences between the carrying amounts of existing assets and liabilities in accordance with GAAP and their respective tax bases.

KREF recognizes tax benefits for uncertain tax positions only if it is more likely than not that the position is sustainable based on its technical merits. Interest and penalties on uncertain tax positions are included as a component of the provision for income taxes in KREF's Consolidated Statements of Income. As of December 31, 2021, KREF did not have any material uncertain tax positions.

Stock-Based Compensation

KREF's stock-based compensation consists of awards issued to employees of the Manager or its affiliates that vest over the life of the awards, as well as restricted stock units issued to certain members of KREF's board of directors. KREF recognizes the compensation cost of stock-based awards to its directors and employees of the Manager or its affiliates on a straight-line basis over the awards’ term at their grant date fair value. Certain stock-based awards are entitled to nonforfeitable dividends, at the same rate as those declared on the common stocks, during the vesting period. Such nonforteitable dividends are deducted from "Retained earnings (Accumulated deficit)" in the consolidated financial statements. KREF accounts for forfeitures as they occur. Refer to Note 12 for additional information.

Earnings per Share

KREF calculates basic earnings per share ("EPS") using the two-class method, which defines unvested share-based payment awards that contain nonforfeitable rights to dividends as participating securities. The two-class method is an allocation formula that determines earnings per share for each share of common stock and participating securities according to dividends declared and participation rights in undistributed earnings. Under this method, all earnings (distributed and undistributed) are allocated to common shares and participating securities based on their respective rights. Basic EPS, is calculated by dividing net income (loss) attributable to common stockholders by the weighted average number of common stock outstanding for the period.

KKR Real Estate Finance Trust Inc.
Notes to Consolidated Financial Statements
(dollars in tables in thousands, except per share amounts)

KREF presents diluted EPS under the more dilutive of the treasury stock method or the two-class method. Under the treasury stock method, the denominator includes weighted average common stock outstanding plus the incremental shares issuable from restricted stock units. The numerator includes any changes in income (loss) attributable to common stockholders that would result from the assumed conversion of these potential shares of common stock. Refer to Note 11 for additional discussion of earnings per share.

Recent Accounting Pronouncements

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides temporary optional expedients and exceptions to the US GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from LIBOR and other interbank offered rates to alternative reference rates. The guidance is effective upon issuance and generally may be elected over time through December 31, 2022. KREF has not adopted any of the optional expedients or exceptions through December 31, 2021, but will continue to evaluate the possible adoption of any such expedients or exceptions during the effective period as circumstances evolve.

In August 2020, the FASB issued ASU No. 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies an issuer’s accounting for convertible instruments and its application of the derivatives scope exception for contracts in its own equity. The guidance also addresses how convertible instruments are accounted for in the diluted EPS calculation and requires enhanced disclosures about the terms of convertible instruments and contracts in an entity’s own equity. The guidance is effective for KREF in the first quarter of 2022. The guidance allows the use of a modified or full retrospective transition method. KREF expects the inclusion of its convertible notes to be dilutive to the EPS calculations starting the first quarter of 2022.

KKR Real Estate Finance Trust Inc.
Notes to Consolidated Financial Statements
(dollars in tables in thousands, except per share amounts)
Note 3. Commercial Real Estate Loans

The following table summarizes KREF's investments in commercial real estate loans as of December 31, 2021 and 2020:

					Weighted Average
Loan Type	Outstanding Principal	Amortized Cost(A)	Carrying Value(B)	Loan Count	Floating Rate Loan %(C)	Coupon(C)	Life (Years)(D)
December 31, 2021
Loans held-for-investment
Senior loans(E)	$6,263,370	$6,222,058	$6,200,078	59	100.0%	3.9%	3.6
Mezzanine and other loans(F)	100,735	94,675	94,411	4	94.5	11.2	4.0
	$6,364,105	$6,316,733	$6,294,489	63	99.9%	4.1%	3.6
December 31, 2020
Loans held-for-investment
Senior loans(E)	$4,779,367	$4,759,624	$4,701,268	38	100.0%	4.7%	3.3
Mezzanine and other loans(F)	90,329	84,910	83,465	4	93.9	12.6	4.6
	$4,869,696	$4,844,534	$4,784,733	42	99.9%	4.9%	3.3

(A)    Amortized cost represents the outstanding principal of loan, net of applicable unamortized discounts, loan origination fees and write-off on uncollectable loan balances.
(B)    Carrying value represents the amortized cost of loan, net of applicable allowance for credit losses.
(C)    Average weighted by outstanding principal of loan. Weighted average coupon assumes the greater of applicable one-month LIBOR rates of 0.10% and 0.14% as of December 31, 2021 and 2020, respectively, or the applicable contractual LIBOR floor.
(D)    The weighted average life of each loan is based on the expected timing of the receipt of contractual principal repayments assuming all extension options are exercised by the borrower.
(E)    Senior loans may include accommodation mezzanine loans in connection with the senior mortgage financing. Also, includes vertical loan participations sold with a principal and a carrying value of $66.2 million as of December 31, 2020. Includes CLO loan participations of $1,246.0 million and $1,000.0 million as of December 31, 2021 and 2020, respectively.
(F)    Includes one real estate corporate loan to a multifamily operator with a principal and a carrying value of $41.1 million and $40.3 million, respectively, as of December 31, 2021, and $50.0 million and $48.0 million, respectively, as of December 31, 2020.

Activity — For the years ended December 31, 2021 and 2020, the loan portfolio activity was as follows:

	Amortized Cost	Allowance for Credit Losses	Carrying Value
Balance at December 31, 2019	$4,931,042	$—	$4,931,042
Originations and future fundings, net(A)	966,182	—	966,182
Proceeds from sales and loan repayments(B)	(1,069,494)	—	(1,069,494)
Accretion of loan discount and other amortization, net(C)	17,222	—	17,222
Payment-in-kind interest	4,232	—	4,232
Cumulative-effect adjustment upon adoption of ASU 2016-13	—	(13,909)	(13,909)
Provision for credit losses	—	(50,542)	(50,542)
Write-off charged	(4,650)	4,650	—
Balance at December 31, 2020	$4,844,534	$(59,801)	$4,784,733
Originations and future fundings, net(A)	3,904,267	—	3,904,267
Proceeds from sales and loan repayments(B)	(2,346,593)	—	(2,346,593)
Accretion of loan discount and other amortization, net(C)	22,852	—	22,852
Payment-in-kind interest	2,094	—	2,094
Transfer to real estate owned	(77,516)	—	(77,516)
Reversal of credit losses, net	—	4,652	4,652
Write-off charged	(32,905)	32,905	—
Balance at December 31, 2021	$6,316,733	$(22,244)	$6,294,489

(A)    Net of applicable premiums, discounts and deferred loan origination costs. Includes fundings on previously originated loans.
(B)    Includes $150.0 million and $27.9 million in proceeds from non-recourse sale of senior interests during the years ended December 31, 2021 and 2020, respectively.
(C)    Includes accretion of applicable discounts, certain fees and deferred loan origination costs.

KKR Real Estate Finance Trust Inc.
Notes to Consolidated Financial Statements
(dollars in tables in thousands, except per share amounts)

As of December 31, 2021 and 2020, there was $41.9 million and $20.5 million, respectively, of unamortized origination discounts and deferred fees included in "Commercial Real Estate Loans, Held-for-investment, Net" in the Consolidated Balance Sheets. KREF recognized prepayment fee income of $6.7 million and $0.0 million, respectively, during the years ended December 31, 2021 and 2020. KREF recognized net accelerated fee income of $5.3 million and $1.8 million, respectively, during the years ended December 31, 2021 and 2020, respectively.

KREF may enter into loan modifications that include, among other changes, incremental capital contributions or partial repayments from certain borrowers, repurposing of reserves, and a temporary partial deferral for a portion of the coupon as payment-in-kind interest (“PIK Interest”) due, which is capitalized, compounded, and added to the outstanding principal balance of the respective loans. As of December 31, 2021, total PIK Interest outstanding relating to loan modifications was $0.2 million.

During the fourth quarter of 2021, KREF took title to one defaulted senior retail loan with an outstanding principal balance and net carrying value of $109.6 million and $69.3 million, respectively, as of September 30, 2021. KREF recognized the property on the Consolidated Balance Sheet as REO with a carrying value of $78.6 million, which included the estimated fair value of the property and capitalized transaction costs. In addition, KREF assumed $2.0 million in other net assets of the REO. Accordingly, in the fourth quarter KREF wrote off $32.1 million of loan balance against the allowance for credit losses and recognized an $8.2 million GAAP gain from the reversal of the allowance for credit losses. In addition, in the fourth quarter of 2021, KREF wrote off $0.9 million remaining outstanding balance of an impaired mezzanine loan and recognized the write off in GAAP earnings.

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

The following tables summarize the net book value of the loan portfolio based on KREF's internal risk ratings:

December 31, 2021					December 31, 2020
Risk Rating	Number of Loans(B)	Net Book Value	Total Loan Exposure(A)	Total Loan Exposure %	Risk Rating	Number of Loans	Net Book Value	Total Loan Exposure(A)	Total Loan Exposure %
1	1	$243,544	$243,552	3.6%	1	—	$—	$—	—%
2	3	409,812	411,424	6.2	2	2	321,686	323,026	6.5
3	54	5,256,052	5,627,927	84.3	3	32	3,715,132	3,836,983	77.3
4	4	385,081	394,336	5.9	4	6	675,727	687,040	13.9
5	1	—	—	—	5	2	72,188	115,071	2.3
	63	$6,294,489	$6,677,239	100.0%		42	$4,784,733	$4,962,120	100.0%

(A)    In certain instances, KREF finances its loans through the non-recourse sale of a senior interest that is not included in the consolidated financial statements. Total loan exposure includes the entire loan KREF originated and financed, including $318.6 million and $158.7 million of such non-consolidated interests and excludes $0.0 million and $66.2 million vertical loan participation as of December 31, 2021 and 2020, respectively.
(B)    Includes one impaired 5-rated mezzanine retail loan that was fully written off as of December 31, 2021.

As of December 31, 2021, the average risk rating of KREF's portfolio was 2.9 (Average Risk), weighted by total loan exposure, as compared to 3.1 (Average Risk) as of December 31, 2020.

KKR Real Estate Finance Trust Inc.
Notes to Consolidated Financial Statements
(dollars in tables in thousands, except per share amounts)
Loan Vintage — The following tables present the amortized cost of the loan portfolio by KREF's internal risk rating and year of origination. The risk ratings are updated as of December 31, 2021 and 2020 in the corresponding table.

December 31, 2021
			Amortized Cost by Year of Origination
Risk Rating	Number of Loans	Outstanding Principal	2021	2020	2019	2018	2017	Prior	Total	Carrying Amount
Commercial Real Estate Loans
1	1	$243,552	$—	$—	$—	$243,549	$—	$—	$243,549	$243,544
2	3	411,424	—	130,400	—	85,943	193,950	—	410,293	409,812
3	54	5,309,293	3,523,611	203,961	1,017,080	523,938	—	—	5,268,590	5,256,052
4	4	394,336	—	—	76,221	210,701	107,379	—	394,301	385,081
5	1	5,500	—	—	—	—	—	—	—	—
	63	$6,364,105	$3,523,611	$334,361	$1,093,301	$1,064,131	$301,329	$—	$6,316,733	$6,294,489

December 31, 2020
			Amortized Cost by Year of Origination
Risk Rating	Number of Loans	Outstanding Principal	2020	2019	2018	2017	2016	2015	Total	Carrying Amount
Commercial Real Estate Loans
1	—	$—	$—	$—	$—	$—	$—	$—	$—	$—
2	2	323,026	—	128,514	—	193,633	—	—	322,147	321,686
3	32	3,744,559	461,406	2,105,972	1,159,818	—	—	—	3,727,196	3,715,132
4	6	687,040	101,586	76,670	340,745	165,751	—	—	684,752	675,727
5	2	115,071	—	—	—	—	—	110,439	110,439	72,188
	42	$4,869,696	$562,992	$2,311,156	$1,500,563	$359,384	$—	$110,439	$4,844,534	$4,784,733

Allowance for Credit Losses — The following tables present the changes to the allowance for credit losses for the years ended December 31, 2021 and 2020, respectively:

	Commercial Real Estate Loans	Unfunded Loan Commitments	Total
Balance at December 31, 2019	$—	$—	$—
Cumulative-effect adjustment upon adoption of ASU 2016-13	13,909	1,100	15,009
Provision for (reversal of) credit losses, net	50,542	(198)	50,344
Write-off charged	(4,650)	—	(4,650)
Recoveries	—	—	—
Balance as December 31, 2020	$59,801	$902	$60,703
Provision for (reversal of) credit losses, net	(4,652)	593	(4,059)
Write-off charged	(32,905)	—	(32,905)
Recoveries	—	—	—
Balance as December 31, 2021	$22,244	$1,495	$23,739

The $4.1 million net benefit during the year ended December 31, 2021 was primarily due to the reversal of $32.1 million in allowance for credit losses for one senior retail loan where we took title of the underlying collateral and a more stable macro-economic outlook based on improved observed economic data, partially offset by an increase to the allowance related to newly originated loans and an impaired mezzanine loan that was deemed uncollectable. The $50.3 million in provision for credit loss during the year ended December 31, 2020 was primarily due to the significant adverse change in the economic outlook resulting from the outbreak of COVID-19 pandemic and incremental reserves for 4- and 5-risk rated loans.

KKR Real Estate Finance Trust Inc.
Notes to Consolidated Financial Statements
(dollars in tables in thousands, except per share amounts)
Concentration of Credit Risk — The following tables present the geographies and property types of collateral underlying KREF's commercial real estate loans as a percentage of the loans' principal amounts:

	December 31, 2021	December 31, 2020		December 31, 2021	December 31, 2020
Geography(A)			Collateral Property Type
Texas	15.0%	6.6%	Multifamily	46.7%	51.0%
New York	11.5	14.5	Office	25.4	30.2
California	10.8	7.7	Life Science	9.3	—
Florida	10.5	5.7	Hospitality	6.9	4.5
Massachusetts	10.3	8.4	Industrial	4.4	1.8
Pennsylvania	8.2	9.7	Condo (Residential)	3.9	6.1
Virginia	6.7	10.1	Student Housing	3.1	1.4
Washington D.C.	4.7	2.9	Single Family Rental	0.2	—
Illinois	3.8	11.8	Retail	0.1	5.0
Washington	3.6	7.2	Total	100.0%	100.0%
Minnesota	3.1	4.0
Colorado	2.7	4.7
Georgia	2.2	1.8
North Carolina	2.0	—
Nevada	1.6	—
Arizona	1.2	—
Alabama	1.1	1.4
Oregon	—	2.3
Other U.S.	1.0	1.2
Total	100.0%	100.0%

(A)    Excludes one real estate corporate loan to a multifamily operator with an outstanding principal amount of $41.1 million and $50.0 million, representing 0.6% and 1.0% of KREF’s commercial real estate loans, as of December 31, 2021 and 2020, respectively.

KKR Real Estate Finance Trust Inc.
Notes to Consolidated Financial Statements
(dollars in tables in thousands, except per share amounts)
Note 4. Real Estate Owned

In 2015, KREF originated a $177.0 million senior loan secured by a retail property in Portland, Oregon. The loan had a risk rating of 5 and placed on non-accrual status in October 2020, with an amortized cost and carrying value of $109.6 million and $69.3 million, respectively, as of September 30, 2021. On December 17, 2021, KREF took title to the retail property. Such acquisition was accounted for as an asset acquisition under ASC 805. Accordingly, KREF recognized the property on the Consolidated Balance Sheets as REO with a carrying value of $78.6 million, which included the estimated fair value of the property and capitalized transaction costs. In addition, KREF assumed $2.0 million in other net assets of the REO. As a result KREF recognized an $8.2 million benefit from the reversal of credit losses, representing the difference between the carrying value of the foreclosed loan and the fair value of the REO’s net assets.

The following table details the fair value of the components of the REO on acquisition date:

December 17, 2021
Assets
Cash	$3,377
Real estate owned, net	78,569
In place lease intangibles(A)	335
Other assets(A)	1,119
Total	$83,400
Liability
Below market lease intangibles(B)	$(1,825)
Accounts payable(B)	(1,742)
Total	$(3,567)

(A)    Included in “Other Assets” in the Consolidated Balance Sheets.
(B)    Included in “Accounts payable, accrued expenses and other liabilities" in the Consolidated Balance Sheets.

The REO operations and related income (loss) were immaterial between the acquisition date and December 31, 2021.

KKR Real Estate Finance Trust Inc.
Notes to Consolidated Financial Statements
(dollars in tables in thousands, except per share amounts)
Note 5. Debt Obligations

The following table summarizes KREF's secured master repurchase agreements and other financing arrangements in place as of December 31, 2021 and 2020:

	December 31, 2021											December 31, 2020
	Facility							Collateral				Facility
	Month Issued	Maximum Facility Size	Outstanding Principal	Carrying Value(A)	Final Stated Maturity	Weighted Average Funding Cost(B)	Weighted Average Life (Years)(B)	Outstanding Principal	Amortized Cost Basis	Carrying Value	Weighted Average Life (Years)(C)	Carrying Value(A)
Master Repurchase Agreements(D)
Wells Fargo(E)	Oct 2015	$1,000,000	$980,593	$978,615	Sep 2026	1.6%	3.4	$1,395,703	$1,378,878	$1,375,919	4.7	$443,745
Morgan Stanley(F)	Dec 2016	600,000	383,592	382,081	Dec 2023	2.5	0.8	552,313	547,940	538,676	3.6	148,772
Goldman Sachs(G)	Sep 2016	240,000	190,623	189,456	Oct 2023	2.8	1.7	282,026	277,300	276,838	4.2	76,163
Term Lending Agreements
KREF Lending V(H)	Jun 2019	671,625	617,627	617,185	Jun 2026	2.1	0.5	755,701	754,546	752,443	2.0	899,363
KREF Lending IX(I)	Jul 2021	500,000	500,000	493,853	n.a	2.3	3.2	621,573	616,248	614,983	4.8	—
Warehouse Facility
HSBC Facility(J)	Mar 2020	500,000	—	(55)	Mar 2023	—	1.2	—	—	—	n.a	(353)
Asset Specific Financing
BMO Facility(K)	Aug 2018	300,000	60,000	60,000	n.a	1.8	0.2	76,000	75,977	75,855	2.1	59,795
Revolving Credit Agreement
Revolver(L)	Dec 2018	335,000	135,000	135,000	Dec 2023	2.3	1.9	n.a	n.a	n.a	n.a	—
Total / Weighted Average		$4,146,625	$2,867,435	$2,856,135		2.1%	2.1					$1,627,485

(A)    Net of $11.3 million and $5.6 million unamortized debt issuance costs as of December 31, 2021 and 2020, respectively.
(B)    Average weighted by the outstanding principal of borrowings. Funding cost includes deferred financing costs.
(C)    Average based on the fully extended loan maturity, weighted by the outstanding principal of the collateral.
(D)    Borrowings under these repurchase agreements are collateralized by senior loans, held-for-investment, and bear interest equal to the sum of (i) a floating rate index, equal to one-month LIBOR, or an index approximating LIBOR, and (ii) a margin, based on the collateral. As of December 31, 2021 and 2020, the percentage of the outstanding principal of the collateral sold and not borrowed under these repurchase agreements, or average "haircut" weighted by outstanding principal of collateral, was 30.3% and 36.7%, respectively (or 25.9% and 34.8%, respectively, if KREF had borrowed the maximum amount approved by its repurchase agreement counterparties as of such dates).
(E)    In September 2021, the current stated maturity date was amended to September 2024, which does not reflect two, twelve-month facility term extensions available to KREF, which is contingent upon certain covenants and thresholds. As of December 31, 2021, the collateral-based margin was between 1.25% and 1.55%.
(F)    In December 2021, the current stated maturity was extended to December 2022, with one-year extension option upon KREF giving written notice and another two one-year extension periods subject to approval by Morgan Stanley. In addition, KREF has the option to increase the facility amount to $750.0 million. As of December 31, 2021, the collateral-based margin was between 1.65% and 2.35%.
(G)    In October 2021, the current stated maturity date was amended to October 2022. In addition, KREF has the option to extend the maturity date to October 31, 2023, subject to the satisfaction of certain conditions. As of December 31, 2021, the collateral-base margin was between 1.75% and 3.20%.
(H)    In June 2019, KREF, through its wholly–owned subsidiary KREF Lending V LLC, entered into a Master Repurchase and Securities Contract Agreement ("KREF Lending V Facility") with Morgan Stanley Mortgage Capital Holdings LLC ("Administrative Agent"), as administrative agent on behalf of Morgan Stanley Bank, N.A. ("Initial Buyer"), which provides non-mark-to-market financing. The Initial Buyer subsequently syndicated a portion of the facility to multiple financial institutions. As of December 31, 2021, the Initial Buyer held 24.4% of the total commitment under the facility. Borrowings under the facility are collateralized by certain loans, held for investment, and bear interest equal to one-month LIBOR, plus a 1.90% margin. In March 2021, the current stated maturity was extended to June 2022, subject to four additional one-year extension options, which may be exercised by KREF upon the satisfaction of certain customary conditions and thresholds.
(I)    In July 2021, KREF, through its wholly–owned subsidiary KREF Lending IX LLC, entered into a $500.0 million Master Repurchase and Securities Contract Agreement with a financial institution ("KREF Lending IX Facility"). The facility, which provides financing on a non-mark-to-market basis with partial recourse to KREF, has a three-year draw period and matched term to the underlying loans. As of December 31, 2021, the collateral-based margin was between 1.65% and 1.75%.
(J)    In March 2020, KREF entered into a $500.0 million Loan and Security Agreement with HSBC Bank USA, National Association (“HSBC Facility”). The facility, which matures in March 2023, provides warehouse financing on a non-mark-to-market basis with partial recourse to KREF.
(K)    In August 2018, KREF entered into a $200.0 million loan financing facility with BMO Harris Bank ("BMO Facility"). The facility provides asset-based financing on a non-mark to market basis with matched-term up to five years with partial recourse to KREF. During May 2019, KREF increased the borrowing capacity to $300.0 million. As of December 31, 2021, the collateral-based margin was 1.70%.
(L)    In December 2018, KREF entered into a $100.0 million corporate revolving credit facility (“Revolver”) administered by Morgan Stanley Senior Funding, Inc. Additional lenders were added in 2019 and 2020, further increasing the borrowing capacity under the Revolver to $335.0 million as of December 31, 2021. The current stated maturity of the facility is December 2023. Borrowings under the facility bear interest at a per annum rate equal to the sum of (i) a floating rate index and (ii) a fixed margin. Borrowings under this facility are full recourse to certain guarantor wholly-owned subsidiaries of KREF. As of December 31, 2021, the carrying value excluded $1.7 million unamortized debt issuance costs presented within "Other assets" on KREF's Consolidated Balance Sheets.

KKR Real Estate Finance Trust Inc.
Notes to Consolidated Financial Statements
(dollars in tables in thousands, except per share amounts)

As of December 31, 2021 and 2020, KREF had outstanding repurchase agreements and term lending agreements where the amount at risk with any individual counterparty, or group of related counterparties, exceeded 10.0% of KREF’s stockholders' equity. The amount at risk under these agreements is the net counterparty exposure, defined as the excess of the carrying amount (or market value, if higher than the carrying amount, for repurchase agreements) of the assets sold under agreement to repurchase, including accrued interest plus any cash or other assets on deposit to secure the repurchase obligation, over the amount of the repurchase liability, adjusted for accrued interest. The following table summarizes certain characteristics of KREF's repurchase agreements where the amount at risk with any individual counterparty, or group of related counterparties, exceeded 10.0% of KREF’s stockholders' equity as of December 31, 2021 and 2020:

	Outstanding Principal	Net Counterparty Exposure	Percent of Stockholders' Equity	Weighted Average Life (Years)(A)
December 31, 2021
Wells Fargo	$980,593	$409,489	30.1%	3.4
Morgan Stanley	383,592	166,426	12.2	0.8
KREF Lending V(B)	617,627	139,149	10.2	0.5
Total / Weighted Average	$1,981,812	$715,064	52.5%	2.0
December 31, 2020
Wells Fargo	$446,208	$196,715	18.9%	2.0
KREF Lending V(B)	900,000	214,135	20.5	1.5
Total / Weighted Average	$1,346,208	$410,850	39.4%	1.7
(A)    Average weighted by the outstanding principal of borrowings under the secured financing agreement.
(B)    There were multiple counterparties to the KREF Lending V Facility. Morgan Stanley Bank, N.A. represented 2.5% and 4.6% of the net counterparty exposure as a percent of stockholders' equity as of December 31, 2021 and 2020, respectively.

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

Term Loan Financing

In April 2018, KREF, through its consolidated subsidiaries, entered into a term loan financing agreement (“Term Loan Facility”) with third party lenders for an initial borrowing capacity of $200.0 million that was subsequently increased to $1.0 billion in October 2018. The facility provides asset-based financing on a non-mark-to-market basis with matched term up to five years and is non-recourse to KREF. Borrowings under the facility are collateralized by senior loans, held-for-investment, and bear interest equal to one-month LIBOR plus a margin. The weighted average margin on the facility was 1.6% as of December 31, 2021 and 2020.

The following tables summarize our borrowings under the Term Loan Facility:

	December 31, 2021
Term Loan Facility	Count	Outstanding Principal	Amortized Cost	Carrying Value	Wtd. Avg. Yield/Cost(A)	Guarantee(B)	Wtd. Avg. Term(C)
Collateral assets	12	$1,078,795	$1,076,241	$1,074,116	L + 3.4%	n.a.	August 2024
Financing provided	n.a.	870,458	870,458	870,458	L + 1.6%	n.a.	August 2024

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

Activity — For the years ended December 31, 2021 and 2020, the activity related to the carrying value of KREF’s secured financing agreements were as follows:

Secured Financing Agreements, Net
Balance as of December 31, 2019	$2,884,887
Principal borrowings	1,015,430
Principal repayments/sales	(1,332,822)
Deferred debt issuance costs	(5,505)
Amortization of deferred debt issuance costs	12,757
Balance as of December 31, 2020	$2,574,747
Principal borrowings	3,641,992
Principal repayments/sales	(2,485,423)
Deferred debt issuance costs	(13,929)
Amortization of deferred debt issuance costs	9,206
Balance as of December 31, 2021	$3,726,593

Maturities — KREF’s secured financing agreements, term loan financing and other consolidated debt obligations in place as of December 31, 2021 had contractual maturities as follows:

Year	Nonrecourse	Recourse(A)	Total
2022	1,337,992	270,181	1,608,173
2023	319,047	192,140	511,187
2024	567,275	135,893	703,168
2025	427,209	142,403	569,612
Thereafter	268,261	77,492	345,753
	$2,919,784	$818,109	$3,737,893
(A)    Except for the Revolver, which is full recourse, amounts borrowed subject to a maximum 25.0% recourse limit. The Revolver expires in December 2023.

Covenants — KREF is required to comply with customary loan covenants and event of default provisions related to its secured financing agreements and Revolver, including, but not limited to, negative covenants relating to restrictions on operations with respect to KREF’s status as a REIT, and financial covenants. Such financial covenants include an interest income to interest expense ratio covenant (1.5 to 1.0); a minimum consolidated tangible net worth covenant (75.0% of the aggregate cash proceeds of any equity issuances made and any capital contributions received by KREF and certain subsidiaries or up to approximately $1,095.4 million depending upon the facility); a cash liquidity covenant (the greater of $10.0 million or 5.0% of KREF's recourse indebtedness); and a total indebtedness covenant (83.3% of KREF's Total Assets, as defined in the applicable financing agreements). As of December 31, 2021 and 2020, KREF was in compliance with its financial debt covenants.

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

The following tables outline CLO collateral assets and respective borrowing as of December 31, 2021 and 2020:

	December 31, 2021
KREF 2021-FL2	Count	Outstanding Principal	Amortized Cost	Carrying Value	Wtd. Avg. Yield/Cost	Wtd. Avg. Term(B)
Collateral assets(A)	20	$1,300,000	$1,300,000	$1,296,745	L + 3.4%	June 2025
Financing provided	1	1,095,250	1,087,976	1,087,976	L + 1.7%	February 2039

	December 31, 2020
KREF 2018-FL1	Count	Outstanding Principal	Amortized Cost	Carrying Value	Wtd. Avg. Yield/Cost	Wtd. Avg. Term(B)
Collateral assets(A)	21	$1,000,000	$1,000,000	$997,336	L + 2.9%	March 2024
Financing provided	1	810,000	810,000	810,000	L + 1.4%	June 2036

(A)    Including $54.0 million cash held in CLO as of December 31, 2021. Collateral loan assets represent 19.6% and 20.5% of the principal of KREF's commercial real estate loans as of December 31, 2021 and 2020, respectively. As of December 31, 2021 and 2020, 100% of KREF loans financed through the CLOs are floating rate loans.
(B)    Loan term represents weighted-average final maturity, assuming extension options are exercised by the borrower. Repayments of CLO notes are dependent on timing of related collateral loan asset repayments post reinvestment period. The term of the CLO notes represents the rated final distribution date.

The following table presents the CLO Assets and Liabilities included in KREF’s Consolidated Balance Sheets:

	KREF 2021-FL2	KREF 2018-FL1
Assets	December 31, 2021	December 31, 2020
Cash	$54,000	$—
Commercial real estate loans, held-for-investment	1,246,000	1,000,483
Less: Allowance for credit losses	(3,255)	(2,669)
Commercial real estate loans, held-for-investment, net	1,242,745	997,814
Accrued interest receivable	3,091	3,075
Other assets	766	5
Total	$1,300,602	$1,000,894
Liabilities
Collateralized loan obligations, net(A)	$1,087,976	$810,000
Accrued interest payable	852	668
Accounts payable, accrued expenses and other liabilities	—	72
Total	$1,088,828	$810,740

(A)     Unamortized deferred financing costs related to KREF 2021-FL2 were $7.3 million as of December 31, 2021. Deferred financing costs related to KREF 2018-FL1 were fully amortized as of December 31, 2020.

KKR Real Estate Finance Trust Inc.
Notes to Consolidated Financial Statements
(dollars in tables in thousands, except per share amounts)

The following table presents the components of net interest income of CLOs included in KREF’s Consolidated Statements of Income:

	For the Year Ended December 31,
	2021	2020
Net Interest Income
Interest income	$48,296	$45,617
Interest expense(A)	14,876	22,723
Net interest income	$33,420	$22,894

(A)     Net of interest expenses on internally held CLO notes. Includes $1.7 million and $6.8 million of deferred financing costs amortization for the years ended December 31, 2021 and 2020, respectively.

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

In November 2021, KREF completed the repricing of $297.8 million then existing secured term loan and a $52.2 million add-on, for an aggregate principal amount of $350.0 million due September 2027, which was issued at par. The upsize of the secured term loan was accounted for as partial debt extinguishment under GAAP, accordingly, KREF recognized an accelerated deferred loan financing cost of $0.7 million during the year ended December 31, 2021. The new secured term loan bears interest at LIBOR plus 3.5% and is subject to a LIBOR floor of 0.5%. KREF recorded $2.0 million in issuance costs, inclusive of $0.8 million in arrangement and structuring fees paid to KCM.

Inclusive of the amortization of the discount and issuance costs, KREF’s total cost of the secured term loan is LIBOR plus 4.1% per annum, subject to the applicable LIBOR floor, as of December 31, 2021. The following table summarizes KREF’s secured term loan at December 31, 2021:

December 31, 2021
Principal amount	$350,000
Unamortized discount	(5,652)
Deferred financing costs	(5,799)
Carrying amount	$338,549

Covenants — KREF is required to comply with customary loan covenants and event of default provisions related to its secured term loan that include, but are not limited to, negative covenants relating to restrictions on operations with respect to KREF’s status as a REIT, and financial covenants. Such financial covenants include a minimum consolidated tangible net worth of $650.0 million and a maximum Total Debt to Total Assets ratio, as defined in the secured term loan agreements, of 83.3% (the “Leverage Covenant”). KREF was in compliance with such covenants as of December 31, 2021 and 2020.

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

The initial conversion rate for the Convertible Notes is 43.9386 shares of KREF’s common stock per $1,000 principal amount of Notes, which is equivalent to an initial conversion price of approximately $22.76 per share of KREF’s common stock, which represents a 10% conversion premium over the last reported sale price of $20.69 per share of KREF’s common stock on the New York Stock Exchange on May 15, 2018. The conversion rate is subject to adjustment under certain circumstances. In addition, upon a make-whole fundamental change as defined within the indenture governing the Convertible Notes, KREF will, under certain circumstances, increase the applicable conversion rate for a holder that elects to convert its Notes in connection with such make-whole fundamental change. Prior to February 15, 2023, the Convertible Notes will be convertible only upon satisfaction of certain conditions and during certain periods, and thereafter, at any time until the close of business on the second scheduled trading day immediately preceding the maturity date. KREF will satisfy any conversion elections by paying or delivering, as the case may be, cash, shares of KREF’s common stock or a combination of cash and shares of KREF’s common stock, at its election. KREF has the intent and ability to settle the Convertible Notes in cash and, as a result, the Convertible Notes did not have an impact on the diluted earnings per share.

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

The following table details the interest expense related to the Convertible Notes:

	For the Year Ended December 31,
	2021	2020
Cash coupon	$8,805	$8,805
Discount and issuance cost amortization	1,386	1,390
Total interest expense	$10,191	$10,195

The following table details the net book value of the Convertible Notes on KREF's Consolidated Balance Sheets:

	December 31, 2021	December 31, 2020
Principal	$143,750	$143,750
Deferred financing costs	(1,405)	(2,431)
Unamortized discount	(494)	(854)
Net book value	$141,851	$140,465

Accrued interest payable for the Convertible Notes was $1.1 million as of December 31, 2021 and 2020, respectively. Refer to Note 2 for additional discussion of accounting policies for the Convertible Notes.

KKR Real Estate Finance Trust Inc.
Notes to Consolidated Financial Statements
(dollars in tables in thousands, except per share amounts)
Note 9. Loan Participations Sold

KREF finances certain loan investments through the syndication of a non-recourse, or limited-recourse, loan participations to unaffiliated third parties. In October 2019, KREF syndicated a $65.0 million vertical participation in one of its loan investments with a principal balance of $328.5 million to an unaffiliated third party, at par value. In June 2020, KREF increased the maximum loan amount by $6.5 million and syndicated additional $1.2 million vertical participation to the same third party. Such syndications did not qualify for "sale" accounting under GAAP and therefore were consolidated in KREF's consolidated financial statements as of December 31, 2020.

In September 2021, KREF fully repaid the $66.2 million vertical loan participation in connection with the payoff of the underlying loan.

During the years ended December 31, 2021 and 2020, KREF recorded $3.0 million and $2.9 million of interest income, respectively, and $3.0 million and $2.9 million of interest expense, respectively, related to the vertical loan participation sold.

KKR Real Estate Finance Trust Inc.
Notes to Consolidated Financial Statements
(dollars in tables in thousands, except per share amounts)
Note 10. Variable Interest Entities

Collateralized Loan Obligations — KREF is the primary beneficiary of its consolidated CLOs (Note 6). Management considers the CLO Issuers, wholly-owned subsidiaries of KREF, to be the primary beneficiary as the CLO Issuers have the ability to control the most significant activities of the CLO, the obligation to absorb losses, and the right to receive benefits of the CLO through the subordinate interests the CLO Issuers own.

Real Estate Owned Joint Venture — Concurrently with taking title of KREF’s sole REO asset, KREF contributed the REO to a joint venture with a third party local developer operator (“JV Partner”), whereby KREF has a 90% interest in the joint venture and the JV Partner has a 10% interest. Management determined the joint venture to be a VIE as the joint venture has insufficient equity-at-risk and concluded that KREF is the primary beneficiary of the joint venture as KREF holds decision-making power over the activities that most significantly impact the economic performance of the joint venture and has the obligation to absorb losses of, or the right to receive benefits from, the joint venture that could be potentially significant to the joint venture. As of December 31, 2021, the joint venture held REO assets with a net carrying value of $68.9 million, of which $0.1 million represented non-controlling interests. The JV Partner’s non-controlling interests of $0.1 million as of December represents the JV Partner’s share of acquisition costs of the REO. KREF has priority of distributions up to the acquisition date net fair value of the REO before the JV Partner can participate in the economics of the joint venture.

Equity method investments

As of December 31, 2021, KREF held a 3.5% interest in RECOP I, an unconsolidated VIE of which KREF is not the primary beneficiary, at its fair value of $35.5 million. The aggregator vehicle in which KREF invests is controlled and advised by affiliates of the Manager. RECOP I primarily acquired junior tranches of CMBS newly issued by third parties. KREF will not pay any fees to RECOP I, but KREF bears its pro rata share of RECOP I's expenses. KREF reported its share of the net asset value of RECOP I in its Consolidated Balance Sheets, presented as “Equity method investments” and its share of net income, presented as “Income from equity method investments” in the Consolidated Statements of Income.

KREF, through a Taxable REIT Subsidiary ("TRS"), held non-voting limited liability company interests issued by the Manager ("Non-Voting Manager Units"), a VIE, for the benefit of the holder of the SNVPS (Note 11). KREF reported its share of net income, presented as “Income from equity method investments” in the Consolidated Statements of Income. On October 1, 2021, KREF TRS redeemed its interest in the Manager for a cash call amount of $5.1 million when the KKR Member exercised its Call Option to redeem the Non-Voting Manager Units, including the Non-Voting Manager Units held by KREF TRS.

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

Common Stock — As further described below, since December 2015, KREF issued the following shares of common stock:

Pricing Date	Shares Issued	Net Proceeds
As of December 31, 2015	13,636,416	$272,728
February 2016	2,000,000	40,000
May 2016	3,000,138	57,130
June 2016(A)	21,838	—
August 2016	5,500,000	109,875
As of December 31, 2016	24,158,392	$479,733
February 2017	7,386,208	147,662
April 2017	10,379,738	207,595
May 2017 - Initial Public Offering	11,787,500	219,356
As of December 31, 2017	53,711,838	$1,054,346
August 2018	5,000,000	98,326
November 2018	500,000	9,351
As of December 31, 2018	59,211,838	$1,162,023
November 2021	5,000,000	108,800
November 2021(B)	1	—
November 2021	547,361	11,911
As of December 31, 2021	64,759,200	$1,282,734
(A)    KREF did not receive any proceeds with respect to 21,838 shares of common stock issued to certain current and former employees of, and non-employee consultants to, KKR and third-party investors in the private placement completed in March 2016, in accordance with KREF's Stockholders Agreement dated as of March 29, 2016.
(B)    KREF did not receive any proceeds with respect to 1 share of common stock issued to KKR in connection with the conversion of the special voting preferred stock, in accordance with KREF’s Articles of Restatement dated as of May 10, 2017.

In May 2021, KKR sold 5,750,000 shares of KREF common stock through a secondary offering, including the exercise of the underwriters' option to purchase additional common shares, and received all of the $100.4 million net proceeds from the offering. On November 1, 2021, KKR converted its special voting preferred stock into one share of KREF common stock when KREF issued 5,000,000 shares of common stock, resulting in KKR’s ownership to decrease below 25.0% of KREF’s outstanding common stock.

KKR and affiliates beneficially owned 14,250,001 and 21,234,528 shares, or 23.2% and 38.2% of KREF's outstanding common stock as of December 31, 2021 and 2020, respectively.

During the years ended December 31, 2021 and 2020, 203,942 and 170,482 common stock was issued related to the vesting of restricted stock units. Upon any payment of shares as a result of restricted stock unit vesting, the related tax withholding obligation will generally be satisfied by KREF, reducing the number of shares to be delivered by a number of shares necessary to satisfy the related applicable tax withholding obligation. Refer to Note 12 for further detail.

Of the 65,271,058 common shares KREF issued, there were 61,370,732 common shares outstanding as of December 31, 2021, which includes 511,858 net shares of common stock issued in connection with vested restricted stock units and is net of 3,900,326 common shares repurchased.

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

KREF did not repurchase any of its common stocks during the year ended December 31, 2021. During the year ended December 31, 2020, KREF repurchased 2,037,637 shares of common stock under the repurchase program at an average price per share of $12.27 for a total of $25.0 million. As of December 31, 2021, KREF had $100.0 million of remaining capacity to repurchase shares under the program.

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

On November 1, 2021, KREF issued 5,000,000 shares of common stock, which resulted in KKR’s ownership to decrease below 25.0% of KREF’s outstanding common stock. Accordingly, KKR converted its special voting preferred share into one share of KREF common stock and ceased to possess its special voting rights related to the election of members to KREF's board of directors.

Special Non-Voting Preferred Stock — In connection with KREF's initial investors’ subscription for shares of KREF's common stock in the private placements prior to the initial public offering of KREF's equity on May 5, 2017, those investors were also allocated a class of non-voting limited liability company interest in the Manager ("Non-Voting Manager Units"). In February 2017, KREF issued an investor one share of SNVPS, at $0.01 per share, in lieu of that investor receiving Non-Voting Manager Units to facilitate compliance by the investor with regulatory requirements applicable to it. The corresponding Non-Voting Manager Units are held by a wholly-owned TRS of KREF ("KREF TRS"). All distributions received by KREF TRS from these Non-Voting Manager Units are passed through to the investor as preferred distributions on its SNVPS, less applicable taxes and withholdings. Except for the Non-Voting Manager Units, an indirect subsidiary of KKR ("KKR Member"), owns and controls the limited liability company interests of the Manager.

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

On October 1, 2021, the KKR Member exercised its Call Option to redeem the Non-Voting Manager Units, including the Non-Voting Manager Units held by KREF TRS. Accordingly, KREF TRS received a cash call amount of $5.1 million and KREF concurrently redeemed the SNVPS, which resulted in book value accretion in the fourth quarter of $2.6 million, or $0.05 per common share, thus eliminating the cumulative negative impact of the SNPVS on book value.

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

Noncontrolling Interests — Noncontrolling interests represent a third party’s 10.0% interest in a joint venture, a consolidated VIE, that holds portion of KREF’s sole REO investment. KREF and the noncontrolling interest holder contribute to the joint venture’s ongoing operating shortfalls and capital expenditures on a pari passu basis. Distributions from the joint venture are allocated between KREF and the noncontrolling interest holder based on contractual terms and waterfalls as outlined in the joint venture agreement.

Dividends — During the years ended December 31, 2021 and 2020, KREF's board of directors declared the following dividends on shares of its common stock and special voting preferred stock:

			Amount
Declaration Date	Record Date	Payment Date	Per Share	Total
2021
March 15, 2021	March 31, 2021	April 15, 2021	$0.43	$23,916
June 15, 2021	June 30, 2021	July 15, 2021	0.43	23,924
September 15, 2021	September 30, 2021	October 15, 2021	0.43	23,924
December 14, 2021	December 31, 2021	January 14, 2022	0.43	26,389
				$98,153
2020
March 16, 2020	March 31, 2020	April 15, 2020	$0.43	$24,010
June 15, 2020	June 30, 2020	July 15, 2020	0.43	23,861
September 15, 2020	September 30, 2020	October 15, 2020	0.43	23,861
December 15, 2020	December 31, 2020	January 15, 2021	0.43	23,916
				$95,648

KKR Real Estate Finance Trust Inc.
Notes to Consolidated Financial Statements
(dollars in tables in thousands, except per share amounts)
During the years ended December 31, 2021, KREF's board of directors declared the following dividends on shares of its Series A Preferred Stock:

			Amount
Declaration Date	Record Date	Payment Date	Per Share	Total
2021
April 23, 2021	May 31, 2021	June 15, 2021	$0.27	$1,838
September 8, 2021	September 17, 2021	September 27, 2021	0.46	3,177
October 19, 2021	November 30, 2021	December 15, 2021	0.35	2,429
				$7,444

KKR Real Estate Finance Trust Inc.
Notes to Consolidated Financial Statements
(dollars in tables in thousands, except per share amounts)
Note 12. Stock-based Compensation

KREF is externally managed by the Manager and does not currently have any employees. However, as of December 31, 2021, certain individuals employed by the Manager and affiliates of the Manager, and certain members of KREF's board of directors were compensated, in part, through the issuance of stock-based awards.

As of December 31, 2021, KREF had restricted stock unit (“RSU”) awards outstanding under the KKR Real Estate Finance Trust Inc. 2016 Omnibus Incentive Plan that was adopted on February 12, 2016 and amended and restated on November 17, 2016 (the "Incentive Plan") to certain members of KREF’s board of directors and employees of the Manager or its affiliates, none of whom are KREF employees. RSUs awarded to employees of the Manager or its affiliates, generally vest over three consecutive one-year periods and awards to certain members of KREF's board of directors generally vest over a one-year period, pursuant to the terms of the respective award agreements and the terms of the Incentive Plan.

In December 2021, KREF's board of directors granted 400,000 shares of RSU awards that are entitled to nonforfeitable dividends, at the same rate as those declared on the common stocks, during the vesting period. RSU awards granted prior to December 2021 were not entitled to dividends until KREF issues shares of its common stock.

The following table summarizes the activity in KREF’s outstanding RSUs and the weighted-average grant date fair value per RSU:

	Restricted Stock Units	Weighted Average Grant Date Fair Value Per RSU(A)
Unvested as of December 31, 2020	787,942	$18.78
Granted	415,520	20.25
Vested	(386,906)	18.87
Forfeited / cancelled	(8,226)	18.13
Unvested as of December 31, 2021	808,330	$19.50

(A)    The grant-date fair value is based upon the last sale price of KREF’s common stock at the date of grant.

KREF expects the unvested RSUs outstanding to vest during the following years:

Year	Restricted Stock Units
2022	402,494
2023	272,489
2024	133,347
Total	808,330

KREF recognizes the compensation cost of RSUs awarded to employees of the Manager, or one or more of its affiliates, on a straight-line basis over the awards’ term at their grant date fair value, consistent with the RSUs awarded to certain members of KREF's board of directors.

During the years ended December 31, 2021, 2020 and 2019, KREF recognized $7.4 million, $5.7 million and $4.0 million, respectively, of stock-based compensation expense included in “General and administrative” expense in the Consolidated Statements of Income. As of December 31, 2021, there was $14.2 million of total unrecognized stock-based compensation expense related to unvested share-based compensation arrangements. This cost is expected to be recognized over a weighted average period of 1.2 years.

During the years ended December 31, 2021, 2020 and 2019, KREF declared $0.2 million, $0.0 million and $0.0 million, respectively, of nonforfeitable dividends on employee RSUs during the vesting period. Such nonforfeitable dividends were deducted from “Retained earnings (Accumulated deficit)” in the Consolidated Statement of Changes in Stockholders' Equity.

Upon any payment of shares as a result of restricted stock unit vesting, the related tax withholding obligation will generally be satisfied by KREF, reducing the number of shares to be delivered by a number of shares necessary to satisfy the related applicable tax withholding obligation. The amount results in a cash payment related to this tax liability and a corresponding reduction to additional paid-in capital in the Consolidated Statement of Changes in Stockholders' Equity. KREF delivered

KKR Real Estate Finance Trust Inc.
Notes to Consolidated Financial Statements
(dollars in tables in thousands, except per share amounts)
203,942 shares of common stock for 386,906 vested RSUs during the year ended December 31, 2021. During the year ended December 31, 2021, KREF paid $3.9 million and $1.7 million of withholding tax in connection with employee RSUs vested in the fourth quarter of 2021 and 2020, respectively.

Refer to Note 15 for additional information regarding the Incentive Plan.

KKR Real Estate Finance Trust Inc.
Notes to Consolidated Financial Statements
(dollars in tables in thousands, except per share amounts)
Note 13. Earnings (Loss) per Share

Earnings (Loss) per Share — KREF calculates its basic EPS using the two-class method, which defines unvested share-based payment awards that contain nonforfeitable rights to dividends as participating securities. Under the two-class method earnings (distributed and undistributed) are allocated to common shares and participating securities based on their respective rights. Basic EPS, is calculated by dividing net income (loss) attributable to common stockholders by the weighted average common stock outstanding for the period.

KREF presents diluted EPS under the more dilutive of the treasury stock method or the two-class method. Under the treasury stock method, the denominator includes weighted average common stock outstanding plus the incremental shares issuable from restricted stock units. The numerator includes any changes in income (loss) that would result from the assumed conversion of these potential shares of common stock.

KREF has the intent and ability to settle its Convertible Notes in cash upon maturity and, as a result, the Convertible Notes were excluded from the diluted EPS calculations for the years ended December 31, 2021, 2020 and 2019.

The following table illustrates the computation of basic and diluted earnings (loss) per share for the years ended December 31, 2021, 2020 and 2019:

	For the Year Ended December 31,
	2021	2020	2019
Basic and Diluted Earnings
Net Income (Loss)	$137,183	$54,397	$89,965
Less: Preferred stock dividends and redemption value adjustment	(11,369)	(844)	527
Less: Participating securities' share in earnings	(179)	—	—
Net income (loss) attributable to common stockholders	$125,635	$53,553	$90,492

Denominator
Basic weighted average common shares outstanding	56,571,200	55,985,014	57,426,912
Dilutive restricted stock units	212,188	72,223	105,578
Diluted weighted average common shares outstanding	56,783,388	56,057,237	57,532,490

Net income (loss) attributable to common stockholders, per:
Basic common share	$2.22	$0.96	$1.58
Diluted common share	$2.21	$0.96	$1.57

KKR Real Estate Finance Trust Inc.
Notes to Consolidated Financial Statements
(dollars in tables in thousands, except per share amounts)
Note 14. Commitments and Contingencies

As of December 31, 2021, KREF was subject to the following commitments and contingencies:

Litigation — From time to time, KREF may be involved in various claims and legal actions arising in the ordinary course of business. KREF establishes an accrued liability for legal proceedings only when those matters present loss contingencies that are both probable and reasonably estimable.

As of December 31, 2021, KREF was not involved in any material legal proceedings regarding claims or legal actions against KREF.

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

Capital Commitments — As of December 31, 2021, KREF had future funding commitments of $1,367.9 million related to its investments in commercial real estate loans. These future funding commitments primarily relate to construction projects, capital improvements, tenant improvements and leasing commissions. Generally, funding commitments are subject to certain conditions that must be met, such as customary construction draw certifications, minimum credit metrics or executions of new leases before advances are made to the borrower.

In January 2017, KREF committed $40.0 million to invest in an aggregator vehicle alongside RECOP I. The two-year investment period for RECOP I ended in April 2019. As of December 31, 2021, KREF had a remaining commitment of $4.3 million to RECOP I.

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

KKR Real Estate Finance Trust Inc.
Notes to Consolidated Financial Statements
(dollars in tables in thousands, except per share amounts)

No awards may be granted under the Incentive Plan on and after February 12, 2026. The Incentive Plan will continue to apply to awards granted prior to such date. During the year ended December 31, 2021, KREF granted 415,520 RSUs to KREF's directors and employees of the Manager. During the year ended December 31, 2020, KREF granted 443,052 RSUs to KREF's directors and employees of the Manager. As of December 31, 2021, 2,708,199 shares of common stock remained available for awards under the Incentive Plan.

Due to Affiliates — The following table contains the amounts presented in KREF's Consolidated Balance Sheets that it owes to affiliates:

	December 31, 2021	December 31, 2020
Management fees	$5,289	$4,252
Expense reimbursements and other	663	1,991
	$5,952	$6,243

Affiliates Expenses — The following table contains the amounts included in KREF's Consolidated Statements of Income that arose from transactions with the Manager:

	For the Year Ended December 31,
	2021	2020	2019
Management fees	$19,378	$16,992	$17,135
Incentive compensation	10,273	6,774	3,272
Expense reimbursements and other(A)	1,551	1,668	1,469
	$31,202	$25,434	$21,876

(A)    KREF presents these amounts in "Operating Expenses — General and administrative" in its Consolidated Statements of Income. Affiliate expense reimbursements presented in the table above exclude the out-of-pocket amounts paid by the Manager to parties unaffiliated with the Manager on behalf of KREF, and for which KREF reimburses the Manager in cash. For the years ended December 31, 2021, 2020 and 2019, these cash reimbursements totaled $1.4 million, $3.8 million and $1.8 million, respectively.

In connection with the ATM, KCM, in its capacity as one of the sales agents, will receive commissions for the shares of KREF’s common stock it sells. This amount is not to exceed, but may be less than, 2.0% of the gross sales price per share. KREF did not sell any shares under the ATM during the years ended December 31, 2021.

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

In connection with the Term Loan Facility (Note 5), KREF paid KCM a $1.5 million structuring fee equal to 0.75% of the respective committed loan advances, as defined, in the second quarter of 2019. Such fees are capitalized as deferred financing cost and amortized to interest expense over the life of the facility.

In connection with the Revolver, and in consideration for structuring and sourcing this arrangement, KREF paid KCM a structuring fee equal to 0.75% of the aggregate amount of commitments first made available. The structuring fees are capitalized as deferred financing cost included within "Other Assets" in the Consolidated Balance Sheet and amortized to interest expense over the life of the Revolver. During the years ended December 31, 2021 and 2020, KREF incurred $0.0 million and $0.6 million, respectively, in structuring fees in connection with the Revolver.

In connection with the HSBC Facility entered into in March 2020, and in consideration for structuring and sourcing this arrangement, KREF is obligated to pay KCM a structuring fee equal to 0.25% of the respective committed loan advances under the agreement. Such fees are capitalized as deferred financing cost and amortized to interest expense over the lesser of the initial term of the loan or the facility. During the years ended December 31, 2021 and 2020, KREF incurred and paid KCM $0.0 million and $0.1 million in structuring fees in connection with the facility.

In connection with the secured term loan, and in consideration for structuring and arranging the loan, KREF paid KCM a $1.1 million arrangement and structuring fee equal to 0.37% of the principal amount of the secured term loan in the third quarter of 2020. In addition, KREF paid KCM a $0.8 million arrangement and structuring fee in connection with the secured

KKR Real Estate Finance Trust Inc.
Notes to Consolidated Financial Statements
(dollars in tables in thousands, except per share amounts)
term loan repricing and upsize in the fourth quarter of 2021. Such fees were capitalized as deferred financing cost and amortized to interest expense over the life of the secured term loan.

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

In connection with the Series A Preferred Stock issuance in April 2021, and in consideration for its services as joint bookrunner, KREF incurred and paid KCM a $1.6 million underwriting discount and commission. The underwriting discount and commission was settled net of the preferred stock issuance proceeds and recorded as a reduction to additional paid-in-capital in KREF's consolidated financial statements.

In connection with the KREF Lending IX Facility entered into in July 2021, and in consideration for structuring and sourcing this arrangement, KREF is obligated to pay KCM a structuring fee equal to 0.75% of the respective committed loan advances under the agreement. Such fees are capitalized as deferred financing cost and amortized to interest expense over the draw period of the facility. During the year ended December 31, 2021, KREF incurred and paid KCM $3.1 million, and accrued for an additional $0.6 million, in structuring fees in connection with the facility.

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

KKR Real Estate Finance Trust Inc.
Notes to Consolidated Financial Statements
(dollars in tables in thousands, except per share amounts)
Note 16. Fair Value of Financial Instruments

The carrying values and fair values of KREF’s financial assets and liabilities recorded at fair value on a recurring basis, as well as other financial instruments not carried at fair value, as of December 31, 2021 were as follows:

				Fair Value
	Principal Balance(A)	Amortized Cost(B)	Carrying Value(C)	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$271,487	$271,487	$271,487	$271,487	$—	$—	$271,487
Commercial real estate loans, held-for-investment, net(D)	6,364,105	6,316,733	6,294,489	—	—	6,340,837	6,340,837
Equity method investments	35,537	35,537	35,537	—	—	35,537	35,537
	$6,671,129	$6,623,757	$6,601,513	$271,487	$—	$6,376,374	$6,647,861
Liabilities
Secured financing agreements, net	$3,737,893	$3,726,593	$3,726,593	$—	$—	$3,726,593	$3,726,593
Collateralized loan obligations, net	1,095,250	1,087,976	1,087,976	—	—	1,094,834	1,094,834
Secured term loan, net	350,000	338,549	338,549	—	352,625	—	352,625
Convertible notes, net	143,750	141,851	141,851	—	152,203	—	152,203
	$5,326,893	$5,294,969	$5,294,969	$—	$504,828	$4,821,427	$5,326,255

(A)    The principal balance of commercial real estate loans excludes premiums and unamortized discounts.
(B)    The amortized cost of commercial real estate loans is net of $5.5 million write-off on a mezzanine loan and $41.9 million unamortized origination discounts and deferred fees. The amortized cost of secured financing agreements is net of $11.3 million unamortized debt issuance costs. The amortized cost of collateralized loan obligations is net of $7.3 million unamortized debt issuance costs.
(C)    The carrying value of commercial mortgage loans is net of $22.2 million allowance for credit losses.
(D)    Includes $1,246.0 million of CLO loan participations as of December 31, 2021.

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
(D)    Includes $1,000.0 million of CLO loan participations as of December 31, 2020. Includes senior loans for which KREF syndicated a vertical loan participation that did not qualify for sale accounting under GAAP, with a carrying value and a fair value of $66.2 million as of December 31, 2020.

KKR Real Estate Finance Trust Inc.
Notes to Consolidated Financial Statements
(dollars in tables in thousands, except per share amounts)
During the year ended December 31, 2021, KREF received distributions of $3.2 million and recognized income of $5.4 million related to its investment in RECOP I. During the year ended December 31, 2020, KREF received distributions of $3.4 million and recorded a loss of $0.5 million related to its investment in RECOP I.

The following table contains the Level 3 inputs used to value assets and liabilities on a recurring and nonrecurring basis or where KREF discloses fair value as of December 31, 2021:

	Fair Value	Valuation Methodologies	Unobservable Inputs(A)	Weighted Average(B)	Range
Assets and Liabilities(C)
Commercial real estate loans, held-for-investment(D)	$6,340,837	Discounted cash flow	Discount rate	4.1%	1.8% - 19.1%
	$6,340,837

(A)    An increase (decrease) in the valuation input results in a decrease (increase) in value.
(B)    Represents the average of the input value, weighted by the unpaid principal balance of the financial instrument.
(C)    KREF carries a $35.5 million investment in an aggregator vehicle alongside RECOP I (Note 10) at its pro rata share of the aggregator's net asset value, which management believes approximates fair value.
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

REO, including related assets and liabilities, are recorded at their respective estimated fair values and periodically evaluated for impairment.

KREF did not report any significant financial assets or liabilities at fair value on a nonrecurring basis as of December 31, 2021 and 2020.

Assets and Liabilities for Which Fair Value is Only Disclosed

KREF does not carry its secured financing agreements at fair value as management did not elect the fair value option for these liabilities. As of December 31, 2021, the fair value of KREF's financing facilities approximated their respective carrying value.

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

KREF consolidates subsidiaries that incur U.S. federal, state and local income taxes, based on the tax jurisdiction in which each subsidiary operates. During the years ended December 31, 2021, 2020 and 2019, KREF recorded a current income tax provision of $0.7 million, $0.4 million and $0.6 million, respectively, related to operations of its taxable REIT subsidiaries and various other state and local taxes. There were no deferred tax assets or liabilities as of December 31, 2021 and 2020.

As of December 31, 2021, tax years 2017 through 2021 remain subject to examination by taxing authorities.

Common stock distributions treated as dividends for tax purposes were taxable as follows:

Year	Ordinary Dividends	Qualified Dividends	Long Term Capital Gain	Return of Capital
2021	99.1%	1.2%	0.9%	—%
2020	100.0	0.8	—	—
2019	99.1	1.6	0.9	—

KKR Real Estate Finance Trust Inc.
Notes to Consolidated Financial Statements
(dollars in tables in thousands, except per share amounts)
Note 18. Subsequent Events

The following events occurred subsequent to December 31, 2021:

Investing Activities

KREF originated the following loans:

Description/ Location	Property Type	Month Originated	Committed Principal Amount	Initial Principal Funded	Interest Rate (A)	Maturity Date(B)	LTV
Senior Loan, Brandon, FL	Multifamily	January 2022	$90,300	$61,920	SOFR + 3.1%	February 2027	75%
Senior Loan, Washington, D.C.(C)	Office	January 2022	100,000	57,060	L + 3.2%	February 2028	55
Senior Loan, Phoenix, AZ(D)	Industrial	January 2022	100,000	2,244	SOFR + 4.0%	February 2027	57
Senior Loan, Arlington, VA	Multifamily	January 2022	135,300	130,890	SOFR + 2.9%	February 2027	65
Senior Loan, West Hollywood, CA	Multifamily	January 2022	102,000	102,000	L + 3.0%	February 2027	65
Senior Loan, San Carlos, CA(E)	Life Science	February 2022	125,000	79,809	SOFR + 3.6%	February 2027	68
Total/ Weighted Average			$652,600	$433,923	L/SOFR + 3.3%		64%

(A)    Floating rate based on one-month USD LIBOR or one-month Term SOFR, as applicable.
(B)    Maturity date assumes all extension options are exercised, if applicable.
(C)    The total whole loan is $228.5 million, co-originated by KREF and a KKR affiliate. KREF's interest is 43.8% of the loan.
(D)    The total whole loan is $195.3 million, co-originated by KREF and a KKR affiliate. KREF's interest is 51.2% of the loan.
(E)    The total whole loan is $195.9 million, co-originated by KREF and a KKR affiliate. KREF's interest is 63.8% of the loan.

Loan Repayments

In January 2022, KREF received approximately $139.8 million in loan repayments, including a full repayment of $76.2 million on one 4-rated senior hospitality loan.

Financing Activities

In February 2022, KREF priced a $1.0 billion managed multifamily CLO (“KREF 2022-FL3”) expected to close on or around February 10, 2022, subject to customary closing conditions. KREF 2022-FL3 will provide KREF with match-term financing on a non-mark-to-market and non-recourse basis, and features a two-year reinvestment period with an 84.75% advance rate at a weighted average running cost of capital of Term SOFR plus 1.71%, before transaction costs.

Corporate Activities

Preferred Stock Issuance

In January 2022, KREF issued additional 6,210,000 shares of 6.5% Series A Cumulative Redeemable Preferred Stock (the “Series A Preferred Stock”), which included the exercise of the underwriters' option to purchase additional shares of Series A Preferred Stock, and received net proceeds after underwriting discount and commission (inclusive of $1.5 million paid to KKR Capital Markets, a KKR affiliate, for its services as joint bookrunner) of $151.2 million.

Dividends

In January 2022, KREF paid $26.4 million in dividends on its common stock, or $0.43 per share, with respect to the fourth quarter of 2021, to stockholders of record on December 31, 2021.

KKR Real Estate Finance Trust Inc.
Notes to Consolidated Financial Statements
(dollars in tables in thousands, except per share amounts)
Note 19. Summary Quarterly Consolidated Financial Information (Unaudited)
The following tables summarize KREF's quarterly financial data which, in the opinion of management, reflects all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of KREF's results of operations for the years ended December 31, 2021 and 2020:

	2021
	Quarter Ended				Year Ended
	March 31	June 30	September 30	December 31	December 31, 2021
Net Interest Income
Interest income	$64,766	$67,149	$75,320	$72,715	$279,950
Interest expense	27,383	26,958	29,832	30,266	114,439
Total net interest income	37,383	40,191	45,488	42,449	165,511
Other Income (Loss)	1,156	1,356	2,292	7,379	12,183
Operating Expenses	8,399	10,367	12,003	9,058	39,827
Income (Loss) Before Income Taxes, Preferred Dividends, Redemption Value Adjustment and Participating Securities' Share in Earnings	30,140	31,180	35,777	40,770	137,867
Income tax expense	48	103	106	427	684
Net Income (Loss)	$30,092	$31,077	$35,671	$40,343	$137,183
Preferred stock dividends and redemption value adjustment	908	1,813	3,682	4,966	11,369
Participating securities' share in earnings	—	—	—	179	179
Net Income (Loss) Attributable to Common Stockholders	$29,184	$29,264	$31,989	$35,198	$125,635

Net Income (Loss) Per Share of Common Stock
Basic	$0.52	$0.53	$0.57	$0.59	$2.22
Diluted	$0.52	$0.52	$0.57	$0.59	$2.21

Weighted Average Number of Shares of Common Stock Outstanding
Basic	55,619,428	55,632,322	55,637,480	59,364,672	56,571,200
Diluted	55,731,061	55,907,086	56,011,243	59,453,264	56,783,388

KKR Real Estate Finance Trust Inc.
Notes to Consolidated Financial Statements
(dollars in tables in thousands, except per share amounts)

	2020
	Quarter Ended				Year Ended
	March 31	June 30	September 30	December 31	December 31, 2020
Net Interest Income
Interest income	$71,079	$67,219	$67,689	$63,201	$269,188
Interest expense	39,082	30,563	28,832	28,835	127,312
Total net interest income	31,997	36,656	38,857	34,366	141,876
Other Income (Loss)	(1,541)	493	1,075	1,254	1,281
Operating Expenses	64,946	8,147	8,650	6,605	88,348
Income (Loss) Before Income Taxes, Preferred Dividends and Redemption Value Adjustment	(34,490)	29,002	31,282	29,015	54,809
Income tax expense	82	77	96	157	412
Net Income (Loss)	$(34,572)	$28,925	$31,186	$28,858	$54,397
Preferred stock dividends and redemption value adjustment	592	335	(165)	82	844
Net Income (Loss) Attributable to Common Stockholders	$(35,164)	$28,590	$31,351	$28,776	$53,553

Net Income (Loss) Per Share of Common Stock
Basic	$(0.61)	$0.52	$0.56	$0.52	$0.96
Diluted	$(0.61)	$0.52	$0.56	$0.52	$0.96

Weighted Average Number of Shares of Common Stock Outstanding
Basic	57,346,726	55,491,937	55,491,405	55,619,428	55,985,014
Diluted	57,346,726	55,504,077	55,632,170	55,669,230	56,057,237

Schedule IV - Mortgage Loans on Real Estate(F)
December 31, 2021
(dollars in millions)

Description/Location	Prior Liens(A)	Face Amount	Carrying Amount	Interest Rate(B)	Payment Terms(C)	Maturity Date(D)
Senior Loans(E)
Senior Loan 1, Arlington, VA	N/A	352.9	350.3	L + 3.2%	I/O	10/7/2026
Senior Loan 2, Los Angeles, CA	N/A	249.7	247.3	L + 3.6%	I/O	3/7/2026
Senior Loan 3, Boston, MA	N/A	243.6	243.5	L + 3.2%	I/O	1/7/2024
Senior Loan 4, Various	N/A	215.3	214.3	L + 3.1%	I/O	6/7/2024
Senior Loan 5, New York, NY	N/A	210.7	209.8	L + 3.6%	I/O	1/7/2024
Senior Loan 6, Minneapolis, MN	N/A	194.4	193.7	L + 3.8%	I/O	12/5/2022
Senior Loan 7, Mountain View, CA	N/A	184.1	181.9	L + 3.3%	I/O	8/7/2026
Senior Loan 8, West Palm Beach, FL	N/A	169.2	167.1	L + 2.7%	I/O	1/7/2027
Senior Loan 9, The Woodlands, TX	N/A	168.3	165.8	L + 4.2%	I/O	10/7/2026
Senior Loan 10, Philadelphia, PA	N/A	165.0	165.6	L + 2.5%	I/O	7/7/2023
Senior Loan 11, Philadelphia, PA	N/A	156.9	155.7	L + 2.6%	I/O	5/7/2024
Senior Loan 12, New York, NY	N/A	148.0	147.7	L + 2.6%	I/O	12/7/2023
Senior Loan 13, Boston, MA	N/A	137.0	137.5	L + 2.7%	I/O	4/7/2024
Senior Loan 14, Chicago, IL	N/A	136.6	135.9	L + 3.3%	I/O	8/7/2024
Senior Loan 15, Dallas, TX	N/A	135.8	134.1	L + 3.6%	I/O	12/7/2026
Senior Loan 16, Plano, TX	N/A	131.0	130.2	L + 2.7%	I/O	2/7/2025
Senior Loan 17, Fort Lauderdale, FL	N/A	130.0	129.4	L + 3.4%	I/O	12/7/2023
Senior Loan 18, Boston, MA	N/A	123.1	121.6	L + 3.6%	I/O	5/9/2026
Senior Loan 19, Washington D.C.	N/A	119.7	118.3	L + 3.4%	I/O	1/7/2025
Senior Loan 20, Pittsburgh, PA	N/A	112.5	111.4	L + 2.9%	I/O	6/7/2026
Senior Loan 21, Washington D.C.	N/A	111.9	110.0	L + 3.3%	I/O	12/7/2026
Senior Loan 22, Irving, TX	N/A	108.9	107.9	L + 3.3%	I/O	5/7/2026
Senior Loan 23, Doral, FL	N/A	106.0	104.8	L + 2.8%	I/O	12/7/2026
Senior Loan 24, San Diego, CA	N/A	103.5	102.5	L + 2.8%	I/O	11/7/2026
Senior Loan 25, Las Vegas, NV	N/A	102.0	101.0	L + 2.7%	I/O	1/7/2027
Senior Loan 26, Chicago, IL	N/A	100.7	100.4	L + 4.7%	I/O	6/7/2024
Senior Loan 27, Bronx, NY	N/A	97.5	95.7	L + 4.1%	I/O	9/7/2026
Senior Loan 28, Miami, FL	N/A	89.5	88.6	L + 2.8%	I/O	11/7/2026
Senior Loan 29, Orlando, FL	N/A	88.9	87.6	L + 3.0%	I/O	1/7/2027
Senior Loan 30, Denver, CO	N/A	88.5	87.6	L + 3.0%	I/O	7/7/2026
Senior Loan 31, Seattle, WA	N/A	87.3	86.2	L + 3.1%	I/O	10/7/2026
Senior Loan 32, Dallas, TX	N/A	87.0	86.2	L + 3.3%	I/O	2/7/2026
Senior Loan 33, New York, NY	N/A	86.0	85.9	L + 4.0%	I/O	4/7/2023
Senior Loan 34, State College, PA	N/A	85.3	85.0	L + 2.7%	I/O	11/7/2024
Senior Loan 35, Brisbane, CA	N/A	85.0	84.0	L + 3.0%	I/O	8/7/2026
Senior Loan 36, Hollywood, FL	N/A	81.0	79.9	L + 3.0%	I/O	1/7/2027
Senior Loan 37, Seattle, WA	N/A	80.7	80.6	L + 4.1%	I/O	4/7/2023
Senior Loan 38, Dallas, TX	N/A	77.5	76.8	L + 2.8%	I/O	1/7/2027
Senior Loan 39, Brooklyn, NY	N/A	76.2	76.1	L + 2.9%	I/O	2/7/2024
Senior Loan 40, Charlotte, NC	N/A	76.0	74.9	L + 3.0%	I/O	1/7/2027
Senior Loan 41, Arlington, VA	N/A	70.9	70.2	L + 3.8%	I/O	10/7/2025
Senior Loan 42, Denver, CO	N/A	69.3	68.5	L + 2.7%	I/O	10/7/2026
Senior Loan 43, Dallas, TX	N/A	68.2	67.5	L + 3.8%	I/O	9/7/2026
Senior Loan 44, Queens, NY	N/A	67.5	59.5	L + 3.0%	I/O	8/7/2022
Senior Loan 45, Austin, TX	N/A	67.5	67.3	L + 2.5%	I/O	9/7/2024
Senior Loan 46, Washington D.C.	N/A	66.3	65.8	L + 3.5%	I/O	12/7/2025
Senior Loan 47, Nashiville, TN	N/A	64.3	63.0	L + 3.6%	I/O	1/7/2027
Senior Loan 48, Bellevue, WA	N/A	61.0	58.6	L + 3.6%	I/O	4/7/2027
Senior Loan 49, Mesa, AZ	N/A	57.0	56.3	L + 3.2%	I/O	5/7/2026
Senior Loan 50, Sharon, MA	N/A	56.9	56.4	L + 2.8%	I/O	12/7/2026
Senior Loan 51, Atlanta, GA	N/A	55.4	54.7	L + 2.9%	I/O	1/7/2027
Senior Loan 52, Cambridge, MA	N/A	50.6	49.4	L + 3.9%	I/O	1/7/2027
Senior Loan 53, Durham, NC	N/A	50.0	49.3	L + 2.9%	I/O	1/7/2027
Senior Loan 54, Fontana, CA	N/A	43.2	42.3	L + 4.6%	I/O	6/7/2026

Schedule IV - Mortgage Loans on Real Estate(F)
December 31, 2021
(dollars in millions)

Description/Location	Prior Liens(A)	Face Amount	Carrying Amount	Interest Rate(B)	Payment Terms(C)	Maturity Date(D)
Senior Loan 55, Geogetown, TX	N/A	41.8	41.3	L + 3.3%	I/O	1/7/2027
Senior Loan 56, New York, NY	N/A	39.9	39.8	L + 4.2%	I/O	4/5/2022
Senior Loan 57, Phoenix, AZ	N/A	15.7	15.1	L + 4.8%	I/O	5/7/2026
Senior Loan 58, Denver, CO	N/A	10.7	10.3	L + 3.8%	I/O	1/7/2026
Senior Loan 59, Various	N/A	3.7	1.9	L + 5.4%	I/O	7/7/2026

Mezzanine Loans
Mezzanine Loan 1, Boston, MA	N/A	37.5	37.3	L + 7.9%	I/O	2/7/2026
Mezzanine Loan 2, Oakland, CA	N/A	16.7	16.8	L + 12.9%	I/O	11/7/2025
Mezzanine Loan 3, Various	N/A	5.5	—	11.0	I/O	7/6/2025

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
(E)    Includes senior loans and pari passu participations in senior loans. May include accommodation mezzanine loans in connection with the senior mortgage financing
(F)    Excludes one real estate corporate loan to a multifamily operator with an outstanding principal and a carrying amount of $41.1 million and $40.3 million, respectively.

For the activity within KREF's loan portfolio during the year ended December 31, 2021, refer to Note 3 of the consolidated financial statements.

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

As of December 31, 2021, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2021, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

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

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) of the Exchange Act) occurred during the quarter ended December 31, 2021 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Attestation Report of the Independent Registered Public Accounting Firm

Deloitte & Touche LLP, our independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report, has issued its attestation report on our internal control over financial reporting, which is included in Part II, Item 8. “Financial Statements and Supplementary Data” of this Annual Report.
ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

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

The remaining information required by this item is incorporated by reference to the company’s definitive proxy statement to be filed not later than May 2, 2022 with the SEC pursuant to Regulation 14A under the Exchange Act.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the company’s definitive proxy statement to be filed not later than May 2, 2022 with the SEC pursuant to Regulation 14A under the Exchange Act.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to the company’s definitive proxy statement to be filed not later than May 2, 2022 with the SEC pursuant to Regulation 14A under the Exchange Act.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to the company’s definitive proxy statement to be filed not later than May 2, 2022 with the SEC pursuant to Regulation 14A under the Exchange Act.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to the company’s definitive proxy statement to be filed not later than May 2, 2022 with the SEC pursuant to Regulation 14A under the Exchange Act.

PART IV.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)    The following documents are filed as part of the Annual Report on Form 10-K.

1.    Financial Statements

    See Item 8 to the Annual Report on Form 10-K.

2.    Financial Statement Schedules:

    See Schedule IV — Mortgage Loans on Real Estate as of December 31, 2021 of the Annual Report on Form 10-K.

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

3.3
Articles Supplementary, designating the Company's 6.5% Series A Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 16, 2021).

3.4
Articles Supplementary, designating additional shares of the Company's 6.5% Series A Cumulative Redeemable Preferred Stock (incorporated by reference to exhibit 3.1 to the Company's Current Report on Form 8-K filed on January 13, 2022).

4.1	Description of securities.

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

4.4
Form of Specimen Certificate for the Company’s 6.50% Series A Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on April 16, 2021).

4.5
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

Exhibit Number	Exhibit Description

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

10.11
First Amendment to Guaranty, dated as of December 31, 2018, between KKR Real Estate Finance Holdings L.P. and Goldman Sachs Bank USA (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021).

10.12
Second Amendment to Guaranty, dated as of June 30, 2021, between KKR Real Estate Finance Holdings L.P. and Goldman Sachs Bank USA (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021).

10.13
Amended & Restated Master Repurchase Agreement, dated as of November 1, 2017, among KREF Lending III LLC, KREF Lending III TRS LLC and Goldman Sachs Bank USA (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017).

10.14
Reaffirmation of Guaranty, dated as of November 1, 2017, made by KKR Real Estate Finance Holdings L.P. in favor of Goldman Sachs Bank USA (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017).

10.15
First Amendment to Amended and Restated Master Repurchase Agreement, dated July 31, 2018, between KREF Lending III LLC, KREF Lending III TRS LLC and Goldman Sachs Bank USA (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2019).

10.16
Second Amendment to Amended and Restated Master Repurchase Agreement, dated October 31,2018, between KREF Lending III LLC, KREF Lending III TRS LLC and Goldman Sachs Bank USA (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019).

10.17
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

Exhibit Number	Exhibit Description
10.18
Fourth Amendment to Amended and Restated Master Repurchase Agreement, dated as of June 30, 2021, between KREF Lending III LLC, KREF Lending III TRS LLC, Goldman Sachs Bank USA and, solely with respect to Section 3 thereof, KREF Holdings III LLC and KKR Real Estate Finance Holdings L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021).

10.19
Fifth Amendment to Amended and Restated Master Repurchase Agreement, dated October 29, 2021, between KREF Lending III LLC, KREF Lending III TRS LLC, Goldman Sachs Bank USA and, solely with respect to Section 3 thereof, KREF Holdings III LLC and KKR Real Estate Finance Holdings L.P

10.20
Master Repurchase and Securities Contract Agreement, dated as of December 6, 2016, between Morgan Stanley Bank, N.A. and KREF Lending IV LLC (incorporated by reference to Exhibit 10.16 to the Company’s Registration on Form S-11 filed on April 3, 2017).

10.21
Omnibus Amendment, dated as of November 10, 2017, to the Master Repurchase and Securities Contract Agreement, dated as of December 6, 2016, between Morgan Stanley Bank, N.A. and KREF Lending IV LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 13, 2017).

10.22
Guaranty Agreement, dated as of December 6, 2016, made by KKR Real Estate Finance Holdings L.P. in favor of Morgan Stanley Bank, N.A. (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017).

10.23
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

10.25
Third Amendment to Master Repurchase Agreement, dated June 7, 2019, between Morgan Stanley Bank, N.A. and KREF Lending IV LLC and KKR Real Estate Finance Holdings L.P. (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019).

10.26
Fourth Amendment to Master Repurchase Agreement, dated December 4, 2019, between Morgan Stanley Bank, N.A., KREF Lending IV LLC and KKR Real Estate Finance Holdings L.P. (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020).

10.27
Fifth Amendment to Master Repurchase Agreement, dated February 21, 2020, between Morgan Stanley Bank, N.A. and KREF Lending IV LLC and KKR Real Estate Finance Holdings L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020).

10.28
Sixth Amendment to Master Repurchase Agreement, dated as of June 29, 2021, between Morgan Stanley Bank, N.A. and KREF Lending IV LLC and KKR Real Estate Finance Holdings L.P. (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021).

10.29	Seventh Amendment to Master Repurchase Agreement, dated December 29, 2021, between Morgan Stanley Bank, N.A. and KREF Lending IV LLC and KKR Real Estate Finance Holdings L.P.

10.30
Amended and Restated Master Repurchase and Securities Contract, dated as of April 7, 2017, between KREF Lending I LLC and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.20 to the Company’s Registration on Form S-11/A filed on April 13, 2017).

Exhibit Number	Exhibit Description
10.31
Amendment No. 1 to Amended and Restated Master Repurchase and Securities Contract, dated as of September 20, 2017, between KREF Lending I LLC and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017).

10.32
Amendment No. 2 to Amended and Restated Master Repurchase and Securities Contract, dated as of November 28, 2018, between KREF Lending I LLC and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019).

10.33
Amendment No. 3 to Amended and Restated Master Repurchase and Securities Contract, dated as of September 23, 2021, between KREF Lending I LLC and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021).

10.34
Letter Agreement, dated March 27, 2019, amending the Amended and Restated Master Repurchase and Securities Contract between KREF Lending I LLC and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019).

10.35
Guarantee Agreement, dated as of October 21, 2015, made by KKR Real Estate Finance Holdings L.P. in favor of Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.13 to the Company’s Registration on Form S-11 filed on April 3, 2017).

10.36
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

10.37
Amendment No. 3 to Guarantee Agreement, dated as of April 7, 2017, between Wells Fargo Bank, National Association and KKR Real Estate Finance Holdings L.P. (incorporated by reference to Exhibit 10.21 to the Company’s Registration on Form S-11/A filed on April 13, 2017).

10.38
Amendment No. 4 to Guarantee Agreement, dated as of December 28, 2018, between Wells Fargo Bank, National Association and KKR Real Estate Finance Holdings L.P (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018).

10.39
Amendment No. 5 to Guarantee Agreement, dated as of June 30, 2021 between Wells Fargo Bank, National Association and KKR Real Estate Finance Holdings L.P. (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021).

10.40
Master Repurchase and Securities Contract Agreement, dated as of June 27, 2019, among KREF Lending V LLC, Morgan Stanley Mortgage Capital Holdings LLC and Morgan Stanley Bank, N.A. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019).

10.41
Guaranty Agreement, dated as of June 27, 2019, by KKR Real Estate Finance Holdings L.P. in favor of Morgan Stanley Mortgage Capital Holdings LLC for the benefit of Morgan Stanley Bank, N.A. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019).

10.42
First Amendment to Master Repurchase Agreement, dated as of December 24, 2019, by and among Morgan Stanley Mortgage Capital Holdings LLC, Morgan Stanley Bank, N.A. and the other Buyers named therein, and KREF Lending V LLC (incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019).

Exhibit Number	Exhibit Description
10.43
Second Omnibus Amendment to Master Repurchase Agreement, dated as of June 29, 2021, by and among Morgan Stanley Mortgage Capital Holdings LLC, Morgan Stanley Bank, N.A. and the other Buyers named therein, and KREF Lending V LLC (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021).

10.44
Trademark License Agreement, dated as of May 4, 2017, between Kohlberg Kravis Roberts & Co. L.P. and KKR Real Estate Finance Trust Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 10, 2017).

10.45†	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.19 to the Company’s Registration on Form S-11/A filed on April 26, 2017).

10.46†	Amended and Restated KKR Real Estate Finance Trust Inc. 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.18 to the Company’s Registration on Form S-11/A filed on April 26, 2017).

10.47†
Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement for Non-Employee Directors (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021).

10.48†
Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017).

10.49†	Form of 2021 Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement.

10.50†	KREF Transition Terms, dated as of December 20, 2021, between KKR Real Estate Finance Trust Inc. and Mostafa Nagaty.

21.1	Subsidiaries of KKR Real Estate Finance Trust Inc.

23.1	Consent of Deloitte & Touche LLP.

31.1	Certificate of Matthew A. Salem, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Mostafa Nagaty, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of Matthew A. Salem, Chief Executive Officer, pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certificate of Mostafa Nagaty, Chief Financial Officer, pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

Exhibit Number	Exhibit Description

104	Cover Page Interactive Data File, formatted in Inline XBRL and contained in Exhibit 101.
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

KKR REAL ESTATE FINANCE TRUST INC.

Date:	February 8, 2022	By:	/s/ Matthew A. Salem
Name: Matthew A. Salem
Title: Chief Executive Officer and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below and on the dates indicated below.

Date:	February 8, 2022	By:	/s/ Matthew A. Salem
Name: Matthew A. Salem
Title: Chief Executive Officer and Director
(Principal Executive Officer)

Date:	February 8, 2022	By:	/s/ Mostafa Nagaty
Name: Mostafa Nagaty
Title: Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

Date:	February 8, 2022	By:	/s/ Ralph F. Rosenberg
Name: Ralph F. Rosenberg
Title: Director

Date:	February 8, 2022	By:	/s/ Christen E.J. Lee
Name: Christen E.J. Lee
Title: Director

Date:	February 8, 2022	By:	/s/ Todd A. Fisher
Name: Todd A. Fisher
Title: Director

Date:	February 8, 2022	By:	/s/ Terrence R. Ahern
Name: Terrence R. Ahern
Title: Director

Date:	February 8, 2022	By:	/s/ Jonathan A. Langer
Name: Jonathan A. Langer
Title: Director

Date:	February 8, 2022	By:	/s/ Deborah H. McAneny
Name: Deborah H. McAneny
Title: Director

Date:	February 8, 2022	By:	/s/ Irene M. Esteves
Name: Irene M. Esteves
Title: Director

Date:	February 8, 2022	By:	/s/ Paula Madoff
Name: Paula Madoff
Title: Director