Form 10-Q
period 2022-03-31
KKR Real Estate Finance Trust Inc.
filed 2022-04-25
CIK 1631596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022

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

The number of shares of the registrant's common stock, par value $0.01 per share, outstanding as of April 20, 2022 was 67,933,704.

KKR REAL ESTATE FINANCE TRUST INC.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2022

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

There are a number of risks, uncertainties and other important factors that could cause our actual results to differ materially from the forward-looking statements contained in this Quarterly Report on Form 10-Q. Such risks, uncertainties and other important factors include, among others, the risks, uncertainties and factors set forth under Part I, Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (the "Form 10-K"). Such risks and uncertainties include, but are not limited to, the following:

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

•the economic impact of escalating global trade tensions, and the conflict between Russia and Ukraine, and the adoption or expansion of economic sanctions or trade restrictions;

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

PART I — FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

KKR Real Estate Finance Trust Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)
(Amounts in thousands, except share and per share data)

	March 31, 2022	December 31, 2021
Assets
Cash and cash equivalents(A)	$173,178	$271,487
Commercial real estate loans, held-for-investment	6,772,884	6,316,733
Less: Allowance for credit losses	(20,676)	(22,244)
Commercial real estate loans, held-for-investment, net	6,752,208	6,294,489
Real estate owned, net	78,569	78,569
Equity method investments	36,595	35,537
Accrued interest receivable	19,091	15,241
Other assets(B)(C)	90,122	7,916
Total Assets	$7,149,763	$6,703,239

Liabilities and Equity
Liabilities
Secured financing agreements, net	$3,035,230	$3,726,593
Collateralized loan obligations, net	1,929,616	1,087,976
Secured term loan, net	337,971	338,549
Convertible notes, net	142,193	141,851
Dividends payable	29,411	26,589
Accrued interest payable	9,528	6,627
Accounts payable, accrued expenses and other liabilities(D)	7,426	7,521
Due to affiliates	8,668	5,952
Total Liabilities	5,500,043	5,341,658

Commitments and Contingencies (Note 14)	—	—

Permanent Equity
Preferred Stock, 50,000,000 shares authorized
Series A cumulative redeemable preferred stock, $0.01 par value (13,110,000 and 6,900,000 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively; liquidation preference of $25.00 per share)	131	69
Common stock, $0.01 par value, 300,000,000 authorized (71,834,030 and 65,271,058 shares issued; 67,933,704 and 61,370,732 shares outstanding as of March 31, 2022 and December 31, 2021, respectively)	679	613
Additional paid-in capital	1,747,340	1,459,959
Accumulated deficit	(37,616)	(38,208)
Repurchased stock (3,900,326 shares repurchased as of March 31, 2022 and December 31, 2021)	(60,999)	(60,999)
Total KKR Real Estate Finance Trust Inc. Stockholders’ Equity	1,649,535	1,361,434
Noncontrolling interests in equity of consolidated joint venture	185	147
Total Permanent Equity	1,649,720	1,361,581
Total Liabilities and Equity	$7,149,763	$6,703,239

(A)    Includes $54.0 million held in collateralized loan obligation as of December 31, 2021.
(B)    Includes $1.7 million and $2.3 million of restricted cash as of March 31, 2022 and December 31, 2021, respectively.
(C)    Includes $80.9 million of pre-close loan fundings into escrow as of March 31, 2022.
(D)    Includes $1.8 million and $1.5 million of expected loss reserve for unfunded loan commitments as of March 31, 2022 and December 31, 2021, respectively.
See Notes to Condensed Consolidated Financial Statements.

KKR Real Estate Finance Trust Inc. and Subsidiaries

Condensed Consolidated Statements of Income (Unaudited)
(Amounts in thousands, except share and per share data)

	Three Months Ended March 31,
	2022	2021
Net Interest Income
Interest income	$73,230	$64,766
Interest expense	32,459	27,383
Total net interest income	40,771	37,383

Other Income
Revenue from real estate owned operations	2,629	—
Income (loss) from equity method investments	1,886	1,090
Other income	1,915	66
Total other income (loss)	6,430	1,156

Operating Expenses
General and administrative	4,446	3,505
Provision for (reversal of) credit losses, net	(1,218)	(1,588)
Management fee to affiliate	6,007	4,290
Incentive compensation to affiliate	—	2,192
Expenses from real estate owned operations	2,554	—
Total operating expenses	11,789	8,399

Income (Loss) Before Income Taxes, Noncontrolling Interests, Preferred Dividends, Redemption Value Adjustment and Participating Securities' Share in Earnings	35,412	30,140
Income tax expense	—	48
Net Income (Loss)	35,412	30,092
Noncontrolling interests in (income) loss of consolidated joint venture	56	—
Net Income (Loss) Attributable to KKR Real Estate Finance Trust Inc. and Subsidiaries	35,468	30,092
Preferred stock dividends and redemption value adjustment	5,326	908
Participating securities' share in earnings	346	—
Net Income (Loss) Attributable to Common Stockholders	$29,796	$29,184

Net Income (Loss) Per Share of Common Stock
Basic	$0.47	$0.52
Diluted	$0.46	$0.52
Weighted Average Number of Shares of Common Stock Outstanding
Basic	63,086,452	55,619,428
Diluted	69,402,626	55,731,061

Dividends Declared per Share of Common Stock	$0.43	$0.43

See Notes to Condensed Consolidated Financial Statements.

KKR Real Estate Finance Trust Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Equity (Unaudited)
(Amounts in thousands, except share data)

	Permanent Equity												Temporary Equity
	KKR Real Estate Finance Trust Inc.
	Preferred Stock		Series A Preferred Stock		Common Stock
	Shares	Stated Value	Shares	Par Value	Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Repurchased Stock	Total KKR Real Estate Finance Trust Inc. Stockholders' Equity	Noncontrolling Interests in Equity of Consolidated Joint Venture	Total Permanent Equity	Redeemable Preferred Stock
Balance at December 31, 2021	—	$—	6,900,000	$69	61,370,732	$613	$1,459,959	$(38,208)	$(60,999)	$1,361,434	$147	$1,361,581	$—
Issuance of common stock	—	—	—	—	6,562.972	66	135,205	—	—	135,271	—	135,271	—
Issuance of preferred stock	—	—	6,210,000	62	—	—	151,105	—	—	151,167	—	151,167	—
Offering costs	—	—	—	—	—	—	(1,055)	—	—	(1,055)	—	(1,055)	—
Contribution by noncontrolling interest	—	—	—	—	—	—	—	—	—	—	94	94	—
Series A preferred dividends declared, $0.41 per share	—	—	—	—	—	—	—	(5,326)	—	(5,326)	—	(5,326)	—
Common dividends declared, $0.43 per share	—	—	—	—	—	—	—	(29,211)	—	(29,211)	—	(29,211)	—
Participating security dividends declared, $0.43 per share	—	—	—	—	—	—	—	(339)	—	(339)	—	(339)	—
Stock-based compensation, net	—	—	—	—	—	—	2,126	—	—	2,126	—	2,126	—
Net income (loss)	—	—	—	—	—	—	—	35,468	—	35,468	(56)	35,412	—
Balance at March 31, 2022	—	$—	13,110,000	$131	67,933,704	$679	$1,747,340	$(37,616)	$(60,999)	$1,649,535	$185	$1,649,720	$—

	Permanent Equity												Temporary Equity
	KKR Real Estate Finance Trust Inc.
	Preferred Stock		Series A Preferred Stock		Common Stock
	Shares	Stated Value	Shares	Par Value	Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Repurchased Stock	Total KKR Real Estate Finance Trust Inc. Stockholders' Equity	Noncontrolling Interests in Equity of Consolidated Joint Venture	Total Permanent Equity	Redeemable Preferred Stock
Balance at December 31, 2020	1	$—	—	$—	55,619,428	$556	$1,169,695	$(65,698)	$(60,999)	$1,043,554	$—	$1,043,554	$1,852
Special non-voting preferred dividends declared	—	—	—	—	—	—	—	—	—	—	—	—	(198)
Common dividends declared, $0.43 per share	—	—	—	—	—	—	—	(23,916)	—	(23,916)	—	(23,916)	—
Stock-based compensation	—	—	—	—	—	—	1,994	—	—	1,994	—	1,994	—
Adjustment of redeemable preferred stock to redemption value	—	—	—	—	—	—	—	(710)	—	(710)	—	(710)	710
Net income (loss)	—	—	—	—	—	—	—	29,894	—	29,894	—	29,894	198
Balance at March 31, 2021	1	$—	—	$—	55,619,428	$556	$1,171,689	$(60,430)	$(60,999)	$1,050,816	$—	$1,050,816	$2,562

See Notes to Condensed Consolidated Financial Statements.

KKR Real Estate Finance Trust Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)
(Amounts in thousands)

	Three Months Ended March 31,
	2022	2021
Cash Flows From Operating Activities
Net income (loss)	$35,412	$30,092
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of deferred debt issuance costs and discounts	4,844	3,660
Accretion of deferred loan fees and discounts	(6,083)	(4,460)
Payment-in-kind interest	(464)	(845)
(Income) Loss from equity method investments	(1,058)	(288)
Provision for (reversal of) credit losses, net	(1,218)	(1,588)
Stock-based compensation expense	2,126	1,994
Changes in operating assets and liabilities:
Accrued interest receivable, net	(3,850)	(1,101)
Other assets	985	82
Accrued interest payable	2,901	2,487
Accounts payable, accrued expenses and other liabilities	(532)	246
Due to affiliates	67	(11)
Net cash provided by (used in) operating activities	33,130	30,268

Cash Flows From Investing Activities
Proceeds from principal repayments and sale/syndication of commercial real estate loans, held-for-investment	282,282	370,566
Origination of commercial real estate loans, held-for-investment	(812,756)	(571,796)
Net cash provided by (used in) investing activities	(530,474)	(201,230)

Cash Flows From Financing Activities
Proceeds from borrowings under secured financing agreements	479,329	718,112
Proceeds from issuance of collateralized loan obligations	847,500	—
Net proceeds from issuance of common stock	135,271	—
Net proceeds from issuance of preferred stock	151,167	—
Payments of common stock dividends	(26,389)	(23,916)
Payments of preferred stock dividends	(5,326)	(366)
Principal repayments on borrowings under secured financing agreements	(1,172,268)	(422,096)
Payments of debt and collateralized debt obligation issuance costs	(9,787)	(433)
Payments of stock issuance costs	(1,036)	(104)
Tax withholding on stock-based compensation	—	(1,720)
Net cash provided by (used in) financing activities	398,461	269,477

Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	(98,883)	98,515
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	273,770	110,832
Cash, Cash Equivalents and Restricted Cash at End of Period	$174,887	$209,347

Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$173,178	$209,347
Restricted cash	1,709	—
Total cash, cash equivalents and restricted cash shown in the Condensed Consolidated Statements of Cash Flows	$174,887	$209,347

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$24,715	$20,561
Pre-close loan fundings into escrow	80,870	—

Cash paid during the period for income taxes	—	—
Supplemental Schedule of Non-Cash Investing and Financing Activities
Loan principal payments held by servicer	—	40,000
Dividend declared, not yet paid	29,211	24,119
Deferred financing costs, not yet paid	3,314	—

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

As of March 31, 2022, KKR beneficially owned 14,250,001 shares, or 21.0% of KREF's outstanding common stock.

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

Since 2020, the global economy has, with certain setbacks, begun reopening, and wider distribution of vaccines will likely encourage greater economic activity. However, wide disparities in vaccination rates and continued vaccine hesitancy, combined with the emergence of COVID-19 variants and surges in COVID-19 cases, could trigger the reinstatement of restrictions, including mandatory business shut-downs, travel restrictions, reduced business operations and social distancing requirements, which could dampen or delay any economic recovery and could materially and adversely affect KREF’s results and financial condition. In addition, the COVID-19 pandemic continues to disrupt global supply chains, has caused labor shortages and has added broad inflationary pressures, which has a potential negative impact on KREF's borrowers’ ability to execute on their business plans and potentially their ability to perform under the terms of their loan obligations. Although KREF has observed signs of economic recovery and is generally encouraged by the response of its borrowers, KREF cannot predict the time required for a widespread sustainable economic recovery to take hold.

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

Collateralized Loan Obligations — KREF consolidates collateralized loan obligations (“CLOs”) when it determines that the CLO issuers, wholly-owned subsidiaries of KREF, are VIEs and that KREF is the primary beneficiary of such VIEs.

The collateral assets of KREF's CLOs, comprised of a pool of loan participations, are included in “Commercial real estate loans, held-for-investment, net” on the Condensed Consolidated Balance Sheets. The liabilities of KREF's consolidated CLOs consist solely of obligations to the senior CLO noteholders, excluding subordinated CLO tranches held by KREF as such interests are eliminated in consolidation, are presented in “Collateralized loan obligations, net” on the Condensed Consolidated Balance Sheets. The collateral assets of the CLOs can only be used to settle the obligations of the consolidated CLOs. The interest income from the CLOs’ collateral assets and the interest expense on the CLOs’ liabilities are presented on a gross basis in “Interest income” and “Interest expense”, respectively, in KREF's Condensed Consolidated Statements of Income.

Real Estate Owned Joint Venture — KREF consolidated a joint venture that held the majority of KREF’s sole investment in real estate owned (“REO”) property that was acquired in the fourth quarter of 2021, in which a third party owned a 10% noncontrolling interest (Note 10). Management determined the joint venture to be a VIE as the joint venture had insufficient equity-at-risk. KREF owns 90% of the equity interest in the joint venture and participates in the profits and losses. Management concluded KREF to be the primary beneficiary of the joint venture as KREF held decision-making power over the activities that most significantly impact the economic performance and has the obligation to absorb losses of, or the right to receive benefits from, the joint venture that could be potentially significant to the joint venture.

Noncontrolling Interests — Noncontrolling interests represent the ownership interests in certain consolidated subsidiaries held by entities or persons other than KREF. These noncontrolling interests do not include redemption features and are presented as "Noncontrolling interests in equity of consolidated joint venture" on the Condensed Consolidated Balance Sheet.

Temporary Equity — KREF's Special Non-Voting Preferred Stock (“SNVPS”) became redeemable by the SNVPS holder in the second quarter of 2018. As a result, starting with the second quarter of 2018, KREF adjusted the carrying value of the SNVPS to its redemption value quarterly. The SNVPS Redemption Value Adjustment was treated similar to a dividend on preferred stock for GAAP purposes and therefore was deducted from (or added back to) “Net Income (Loss)” to arrive at “Net Income (Loss) Attributable to Common Stockholders” on KREF's Condensed Consolidated Statements of Income.

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

Valuation Process — The Manager reviews the valuation of Level 3 financial instruments as part of KKR's quarterly process. As of March 31, 2022, KKR’s valuation process for Level 3 measurements, as described below, subjected valuations to the review and oversight of various committees. KKR has a global valuation committee assisted by the asset class-specific valuation committees, including a real estate valuation committee that reviews and approves all preliminary Level 3 valuations for real estate assets, including the financial instruments held by KREF. The global valuation committee is responsible for coordinating and implementing KKR’s valuation process to ensure consistency in the application of valuation principles across portfolio investments and between periods. All Level 3 valuations are also subject to approval by the global valuation committee.

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
(dollars in tables in thousands, except per share amounts)
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

KREF must maintain sufficient cash and cash equivalents to satisfy liquidity covenants related to its secured financing agreements. However, such amounts are not restricted from use in KREF's current operations, and KREF does not present these cash and cash equivalents as restricted. As of March 31, 2022 and December 31, 2021, KREF was required to maintain unrestricted cash and cash equivalents of at least $44.3 million and $65.6 million, respectively, to satisfy its liquidity covenants (Note 5).

As of March 31, 2022 and December 31, 2021, KREF had $1.7 million and $2.3 million of restricted cash held in lender-controlled bank accounts, respectively. Such amount is presented within "Other Assets" in the Condensed Consolidated Balance Sheet.

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

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in tables in thousands, except per share amounts)
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

In connection with KREF’s adoption of ASU 2016-13, KREF implemented new processes including the utilization of loan loss forecasting models, updates to KREF's reserve policy documentation, changes to internal reporting processes and related internal controls. KREF has implemented loan loss forecasting models for estimating expected life-time credit losses, at the individual loan level, for its commercial real estate loan portfolio. The CECL forecasting methods used by KREF include (i) a probability of default and loss given default method using an underlying third-party CMBS/CRE loan database with historical loan losses from 1998 through 2021 and (ii) a probability weighted expected cash flow method, depending on the type of loan and the availability of relevant historical market loan loss data. KREF might use other acceptable alternative approaches in the future depending on, among other factors, the type of loan, underlying collateral and availability of relevant historical market loan loss data.

KREF estimates the CECL allowance for its loan portfolio, including unfunded loan commitments, at the individual loan level. Significant inputs to KREF’s forecasting methods include (i) key loan-specific inputs such as loan-to-value ("LTV"), vintage year, loan-term, underlying property type, geographic location, and expected timing and amount of future loan fundings, (ii) performance against the underwritten business plan and KREF's internal loan risk rating and (iii) a macro-economic forecast. These estimates may change in future periods based on available future macro-economic data and might result in a material change in KREF’s future estimates of expected credit losses for its loan portfolio. KREF considers the individual loan internal risk rating as the primary credit quality indicator underlying the CECL assessment. In certain instances, KREF considers relevant loan-specific qualitative factors to certain loans to estimate its CECL allowance.

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

Real Estate Owned — To maximize recovery from a defaulted loan, KREF may assume legal title or physical possession of the underlying collateral through foreclosure or the execution of a deed in lieu of foreclosure. Foreclosed properties are generally recognized at fair value in accordance with ASC 805 on KREF's consolidated balance sheets as Real Estate Owned (“REO”) when KREF assumes either legal title or physical possession. KREF’s cost basis in REO equals the estimated fair value on the acquisition date plus related acquisition costs. Any difference between the estimated fair value of the REO from the net carrying value of the related loan is recorded in “Provision for credit losses, net” in the Consolidated Statements of Income.

REO assets, except for land, are depreciated using the straight-line method over estimated useful lives. Renovations and/or replacements that improve or extend the life of the REO asset are capitalized and depreciated over their estimated useful lives. The cost of ordinary repairs and maintenance are expensed as incurred.

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in tables in thousands, except per share amounts)

REO assets are evaluated for impairment on a quarterly basis. KREF considers the following factors when performing the impairment analysis: (1) significant underperformance relative to anticipated operating results; (2) significant negative industry and economic outlook or trends; (3) expected material costs necessary to extend the life or operate the REO asset; and (4) KREF’s ability to hold and dispose of the REO asset in the ordinary course of business. A REO asset is considered for impairment when the sum of estimated future undiscounted cash flows to be generated by the REO asset over the estimated remaining holding period is less than the carrying value of such REO asset. An impairment charge is recorded when the carrying value of the REO exceeds the fair value. When determining the fair value of a REO asset, KREF makes certain assumptions including, but not limited to, projected operating cash flows, comparable selling prices and projected cash flows from the eventual disposition of the REO asset.

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

Secured Term Loan, Net — KREF records its secured term loan at its contractual amount, net of unamortized original issuance discount and deferred financing costs (Note 7) on its Condensed Consolidated Balance Sheets. Any original issuance discount or deferred financing costs are amortized through the maturity date of the secured term loan as additional non-cash interest expense.

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

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in tables in thousands, except per share amounts)
Other Assets and Accounts Payable, Accrued Expenses and Other Liabilities — As of March 31, 2022, other assets included $80.9 million of pre-close loan fundings into escrow for loans closed immediately after quarter-end, $4.6 million of deferred financing costs related to KREF's Revolver (Note 5), $1.7 million of restricted cash, $1.4 million of REO accounts receivable and $0.7 million of prepaid expenses. As of December 31, 2021, other assets included $2.3 million of restricted cash, $1.7 million of deferred financing costs related to KREF's Revolver, $1.4 million of interest collections held by the servicer and $1.4 million of prepaid expenses.

As of March 31, 2022, accounts payable, accrued expenses and other liabilities included $2.9 million of REO liabilities, $2.5 million of accrued expenses and $1.8 million of allowance for credit losses related to KREF's unfunded loan commitments. As of December 31, 2021, accounts payable, accrued expenses and other liabilities included $3.9 million of accrued expenses, $3.3 million of assumed REO liabilities, $1.5 million of allowance for credit losses related to KREF's unfunded loan commitments and $0.6 million of prepaid stub interests.

Dividends Payable — KREF records dividends payable on its common stock and preferred stock upon declaration of such dividends. In March 2022, KREF's board of directors declared a dividend of $0.43 per share of common stock to stockholders of record as of March 31, 2022, which was accrued in “Dividends payable” on KREF’s Condensed Consolidated Balance Sheet as of March 31, 2022 and was subsequently paid on April 15, 2022. In February 2022, KREF's board of directors declared a dividend of $0.41 per each issued and outstanding share of the Company’s 6.50% Series A Cumulative Redeemable Preferred Stock, which represents an annual dividend of $1.625 per share. The dividend was paid on March 15, 2022 to KREF’s preferred stockholders of record as of February 28, 2022.

Special Non-Voting Preferred Stock — Equity instruments that are redeemable for cash or other assets are classified as temporary equity if the instrument is redeemable, at the option of the holder, at a fixed or determinable price on a fixed or determinable date or upon the occurrence of an event that is not solely within the control of the issuer. Redeemable equity instruments are initially carried at the fair value of the equity instrument at the issuance date, which is subsequently adjusted at each balance sheet date if the instrument is currently redeemable or probable of becoming redeemable. KREF accounted for the SNVPS as redeemable preferred stock since a third party holds a redemption option, exercisable after May 5, 2018, and such redemption was not solely within KREF's control. As a result, starting with the second quarter of 2018, KREF adjusted the carrying value of the SNVPS to its redemption value quarterly.

KREF recorded a $3.3 million SNVPS Redemption Value Adjustment during the year ended December 31, 2021, which increased the carrying value of the SNVPS to its redemption value of $5.1 million prior to SNVPS redemption by KREF on October 1, 2021 for a cash redemption value of $5.1 million (Note 11).

Repurchased Stock — KREF accounts for repurchases of its common stock based on the settlement date and presents repurchased stock in “Repurchased stock” on its Condensed Consolidated Balance Sheets (Note 11). Payments for stock repurchases that are not yet settled as of the reporting date are presented within “Other assets” on the Condensed Consolidated Balance Sheets. As of March 31, 2022, KREF did not retire any repurchased stock.

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

Revenue from Real Estate Owned Operations — Revenue from REO operations is primarily comprised of rental income, including base rent and reimbursements of property operating expenses. For leases that have fixed and measurable base rent escalations, KREF recognizes base rent on a straight-line basis over the non-cancelable lease terms. The difference between such rental income earned and the cash rent amount is recorded as straight-line rent receivable and presented within "Other assets" on the Condensed Consolidated Balance Sheets. Reimbursement of property operating expenses arises from tenant leases which provide for the recovery of certain operating expenses and real estate taxes of the respective property. This revenue is accrued in the same periods as the expenses are incurred. Rental income is presented within “Revenue from real estate owned operations” in the Condensed Consolidated Statements of Income.

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in tables in thousands, except per share amounts)

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

Management considers loans to be past due when a monthly payment is due and unpaid for 60 days or more. Loans are placed on nonaccrual status and considered non-performing when full repayment of principal and interest is in doubt, which generally occurs when principal or interest is 120 days or more past due unless the loan is both well secured and in the process of collection. Interest received on loans placed on nonaccrual status are accounted for under the cost-recovery method, until qualifying for return to accrual. Management may return a loan to accrual status when repayment of principal and interest is reasonably assured under the terms of the restructured loan. As of March 31, 2022, one mezzanine loan with an outstanding principal balance of $5.5 million was on nonaccrual status and was fully written-off (Note 3).

In certain circumstances, KREF may also modify the original terms of a loan agreement by granting a concession to a borrower experiencing financial difficulty. Such modifications are considered troubled debt restructurings (“TDR”) under GAAP and typically include interest rate reductions, payment extension and modification of loan covenants. None of KREF’s loan modifications in 2022 to-date is considered a TDR.

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

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in tables in thousands, except per share amounts)
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

Accrued Interest Receivables — KREF elected not to measure an allowance for credit losses for accrued interest receivables. KREF generally writes off an accrued interest receivable balance when interest is 120 days or more past due unless the loan is both well secured and in the process of collection. Write-offs of accrued interest receivable are recognized as “Provision for (reversal of) credit losses, net” in the Condensed Consolidated Statements of Income.

Tenant Receivables — KREF periodically reviews its tenant receivables for collectability, taking into consideration changes in factors such as the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area where the property is located. Tenant receivables, including receivables arising from the straight-lining of rents, are written-off directly when management deems that the collectability of substantially all future lease payments from a specified lease is not probable of collection, at which point, KREF will begin recognizing revenue on a cash basis, based on actual amounts received. Any receivables that are deemed to be uncollectable are recognized as a reduction to “Revenue from real estate owned operations” in the Condensed Consolidated Statements of Income.

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
(dollars in tables in thousands, except per share amounts)
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

As of March 31, 2022 and December 31, 2021, KREF did not have any material deferred tax assets or liabilities arising from future tax consequences attributable to differences between the carrying amounts of existing assets and liabilities in accordance with GAAP and their respective tax bases.

KREF recognizes tax benefits for uncertain tax positions only if it is more likely than not that the position is sustainable based on its technical merits. Interest and penalties on uncertain tax positions are included as a component of the provision for income taxes in KREF's Condensed Consolidated Statements of Income. As of March 31, 2022, KREF did not have any material uncertain tax positions.

Stock-Based Compensation

KREF's stock-based compensation consists of awards issued to employees of the Manager or its affiliates that vest over the life of the awards, as well as restricted stock units issued to certain members of KREF's board of directors. KREF recognizes the compensation cost of stock-based awards to its directors and employees of the Manager or its affiliates on a straight-line basis over the awards’ term at their grant date fair value. Certain stock-based awards are entitled to nonforfeitable dividends, at the same rate as those declared on the common stock, during the vesting period. Such nonforteitable dividends are deducted from "Retained earnings (Accumulated deficit)" in the condensed consolidated financial statements. KREF accounts for forfeitures as they occur. Refer to Note 12 for additional information.

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

On January 1, 2022, KREF adopted ASU No. 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which requires KREF to include convertible instruments in the diluted EPS calculation, regardless of a company's intent and ability to settle such debt in cash. KREF included 6,316,174 potentially issuable shares related to its Convertible Notes in the dilutive EPS calculations starting with the first quarter of 2022.

KREF presents diluted EPS under the more dilutive of the treasury stock and if-converted methods or the two-class method. Under the treasury stock and if-converted methods, the denominator includes weighted average common stock outstanding plus the incremental dilutive shares issuable from restricted stock units and an assumed conversion of the Convertible Notes. The numerator includes any changes in income (loss) attributable to common stockholders that would result from the assumed conversion of these potential shares of common stock. Refer to Note 11 for additional discussion of earnings per share.

Recent Accounting Pronouncements

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides temporary optional expedients and exceptions to the US GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in tables in thousands, except per share amounts)
transition from LIBOR and other interbank offered rates to alternative reference rates. The guidance is effective upon issuance and generally may be elected over time through December 31, 2022. KREF has not adopted any of the optional expedients or exceptions through March 31, 2022, but will continue to evaluate the possible adoption of any such expedients or exceptions during the effective period as circumstances evolve.

In March 2022, the FASB issued ASU No. 2022-02, Financial Instruments — Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures, which eliminates the recognition and measurement guidance for a troubled debt restructuring (TDR) for creditors that have adopted CECL and requires public business entities to present gross write-offs by year of origination in their vintage disclosures. The guidance is effective for KREF in the first quarter of 2023. The guidance allows the use of a prospective or modified retrospective transition method. KREF is evaluating the impact of ASU 2022-02.

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in tables in thousands, except per share amounts)
Note 3. Commercial Real Estate Loans

The following table summarizes KREF's investments in commercial real estate loans as of March 31, 2022 and December 31, 2021:

					Weighted Average(C)
Loan Type	Outstanding Principal	Amortized Cost(A)	Carrying Value(B)	Loan Count	Floating Rate Loan %	Coupon(D)	Life (Years)(E)
March 31, 2022
Loans held-for-investment
Senior loans(F)	$6,719,467	$6,676,761	$6,656,365	64	100.0%	4.0%	3.5
Mezzanine and other loans(G)	102,109	96,123	95,843	4	94.6	11.3	3.7
	$6,821,576	$6,772,884	$6,752,208	68	99.9%	4.1%	3.5
December 31, 2021
Loans held-for-investment
Senior loans(F)	$6,263,370	$6,222,058	$6,200,078	59	100.0%	3.9%	3.6
Mezzanine and other loans(G)	100,735	94,675	94,411	4	94.5	11.2	4.0
	$6,364,105	$6,316,733	$6,294,489	63	99.9%	4.1%	3.6

(A)    Amortized cost represents the outstanding principal of loan, net of applicable unamortized discounts, loan origination fees and write-off on uncollectable loan balances.
(B)    Carrying value represents the amortized cost of loan, net of applicable allowance for credit losses.
(C)    Average weighted by outstanding loan principal.
(D)     Weighted average coupon assumes the greater of applicable index rate, including one-month LIBOR and Term SOFR, or the applicable contractual rate floor.
(E)    The weighted average life assumes all extension options are exercised by the borrowers.
(F)    Senior loans may include accommodation mezzanine loans in connection with the senior mortgage financing. Also, includes CLO loan participations of $2,300.0 million and $1,246.0 million as of March 31, 2022 and December 31, 2021, respectively.
(G)    Includes one real estate corporate loan to a multifamily operator with a principal and a carrying value of $41.5 million and $41.0 million, respectively, as of March 31, 2022, and $41.1 million and $40.3 million, respectively, as of December 31, 2021.

Activity — For the three months ended March 31, 2022, the loan portfolio activity was as follows:

	Amortized Cost	Allowance for Credit Losses	Carrying Value
Balance at December 31, 2021	$6,316,733	$(22,244)	$6,294,489
Originations and future fundings, net(A)	731,886	—	731,886
Proceeds from sales and loan repayments	(282,282)	—	(282,282)
Accretion of loan discount and other amortization, net(B)	6,083	—	6,083
Payment-in-kind interest	464	—	464
(Provision for) Reversal of credit losses	—	1,568	1,568
Balance at March 31, 2022	$6,772,884	$(20,676)	$6,752,208

(A)    Net of applicable premiums, discounts and deferred loan origination costs. Includes fundings on previously originated loans.
(B)    Includes accretion of applicable discounts, certain fees and deferred loan origination costs.

As of March 31, 2022 and December 31, 2021, there was $43.2 million and $41.9 million, respectively, of unamortized origination discounts and deferred fees included in "Commercial real estate loans, held-for-investment, net" on the Condensed Consolidated Balance Sheets. KREF recognized net accelerated fee income of $0.8 million and $1.0 million, respectively, during the three months ended March 31, 2022 and 2021.

KREF may enter into loan modifications that include, among other changes, incremental capital contributions or partial repayments from certain borrowers, repurposing of reserves, and a temporary partial deferral for a portion of the coupon as payment-in-kind interest (“PIK Interest”) due, which is capitalized, compounded, and added to the outstanding principal balance of the respective loans. In January 2022, KREF received full repayment of $76.2 million on one 4-rated senior hospitality loan, including $0.2 million of deferred PIK interest.

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements
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

The following tables summarize the carrying value of the loan portfolio based on KREF's internal risk ratings:

March 31, 2022					December 31, 2021
Risk Rating	Number of Loans(B)	Carrying Value	Total Loan Exposure(A)	Total Loan Exposure %	Number of Loans(B)	Carrying Value	Total Loan Exposure(A)	Total Loan Exposure %
1	1	$248,860	$249,010	3.5%	1	$243,549	$243,552	3.6%
2	3	415,329	416,147	5.8	3	410,293	411,424	6.2
3	60	5,753,587	6,119,804	85.7	54	5,268,590	5,627,927	84.3
4	3	355,108	354,652	5.0	4	394,301	394,336	5.9
5	1	—	—	—	1	—	—	—
Total loan receivable	68	$6,772,884	$7,139,613	100.0%	63	$6,316,733	$6,677,239	100.0%
Allowance for credit losses		(20,676)				(22,244)
Loan receivable, net		$6,752,208				$6,294,489

(A)    In certain instances, KREF finances its loans through the non-recourse sale of a senior interest that is not included in the consolidated financial statements. Total loan exposure includes the entire loan KREF originated and financed, including $323.5 million and $318.6 million of such non-consolidated interests as of March 31, 2022 and December 31, 2021, respectively.
(B)    Includes one impaired 5-rated mezzanine retail loan that was fully written off.

As of March 31, 2022, the average risk rating of KREF's portfolio was 2.9 (Average Risk), weighted by total loan exposure, consistent with that as of December 31, 2021.

Loan Vintage — The following tables present the amortized cost of the loan portfolio by KREF's internal risk rating and year of origination. The risk ratings are updated as of March 31, 2022 and December 31, 2021 in the corresponding table.

March 31, 2022
			Amortized Cost by Year of Origination
Risk Rating	Number of Loans	Outstanding Principal	2022	2021	2020	2019	2018	Prior	Total
Commercial Real Estate Loans
1	1	$249,010	$—	$—	$—	$—	$248,860	$—	$248,860
2	3	416,147	—	—	135,263	—	85,996	194,070	415,329
3	60	5,796,267	616,803	3,550,090	208,491	805,754	572,449	—	5,753,587
4	3	354,652	—	—	—	156,674	165,825	32,609	355,108
5	1	5,500	—	—	—	—	—	—	—
	68	$6,821,576	$616,803	$3,550,090	$343,754	$962,428	$1,073,130	$226,679	$6,772,884

December 31, 2021
			Amortized Cost by Year of Origination
Risk Rating	Number of Loans	Outstanding Principal	2021	2020	2019	2018	2017	Prior	Total
Commercial Real Estate Loans
1	1	$243,552	$—	$—	$—	$243,549	$—	$—	$243,549
2	3	411,424	—	130,400	—	85,943	193,950	—	410,293
3	54	5,309,293	3,523,611	203,961	1,017,080	523,938	—	—	5,268,590
4	4	394,336	—	—	76,221	210,701	107,379	—	394,301
5	1	5,500	—	—	—	—	—	—	—
	63	$6,364,105	$3,523,611	$334,361	$1,093,301	$1,064,131	$301,329	$—	$6,316,733

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in tables in thousands, except per share amounts)
Allowance for Credit Losses — The following tables present the changes to the allowance for credit losses for the three months ended March 31, 2022 and 2021, respectively:

	Commercial Real Estate Loans	Unfunded Loan Commitments	Total
Balance at December 31, 2021	$22,244	$1,495	$23,739
Provision for (reversal of) credit losses, net	(1,568)	350	(1,218)
Write-off charged	—	—	—
Recoveries	—	—	—
Balance as March 31, 2022	$20,676	$1,845	$22,521

	Commercial Real Estate Loans	Unfunded Loan Commitments	Total
Balance at December 31, 2020	$59,801	$902	$60,703
Provision for (reversal of) credit losses, net	(1,328)	(260)	(1,588)
Write-off charged	—	—	—
Recoveries	—	—	—
Balance as March 31, 2021	$58,473	$642	$59,115

The $1.2 million net benefit during the three months ended March 31, 2022 was primarily due to the reversal in allowance for credit losses in connection with the full repayments of one 4-rated senior hospitality loan and one 4-rated senior industrial loan, partially offset by an increase to the allowance related to newly originated loans and 4-risk rated loans. The $1.6 million benefit from the reversal of credit losses during the three months ended March 31, 2021 was primarily attributable to a slightly more stable macro-economic outlook based on improved observed economic data.

Concentration of Credit Risk — The following tables present the geographies and property types of collateral underlying KREF's commercial real estate loans as a percentage of the loans' principal amounts:

	March 31, 2022	December 31, 2021		March 31, 2022	December 31, 2021
Geography(A)			Collateral Property Type
Texas	14.0%	15.0%	Multifamily	48.8%	46.7%
California	12.9	10.8	Office	25.1	25.4
Florida	10.7	10.5	Life Science	10.0	9.3
Massachusetts	9.7	10.3	Hospitality	5.3	6.9
New York	9.5	11.5	Industrial	3.8	4.4
Virginia	9.2	6.7	Condo (Residential)	3.6	3.9
Pennsylvania	7.7	8.2	Student Housing	3.0	3.1
Washington D.C.	5.6	4.7	Single Family Rental	0.3	0.2
Washington	3.5	3.6	Retail	0.1	0.1
Illinois	3.5	3.8	Total	100.0%	100.0%
Minnesota	3.0	3.1
Colorado	2.5	2.7
Georgia	2.1	2.2
North Carolina	1.9	2.0
Nevada	1.5	1.6
Alabama	1.0	1.1
Arizona	—	1.2
Other U.S.	1.7	1.0
Total	100.0%	100.0%

(A)    Excludes one real estate corporate loan to a multifamily operator with an outstanding principal amount of $41.5 million and $41.1 million, representing 0.6% of KREF’s commercial real estate loans, as of March 31, 2022 and December 31, 2021, respectively.

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in tables in thousands, except per share amounts)
Note 4. Real Estate Owned

In 2015, KREF originated a $177.0 million senior loan secured by a retail property in Portland, Oregon. The loan had a risk rating of 5 and placed on non-accrual status in October 2020, with an amortized cost and carrying value of $109.6 million and $69.3 million, respectively, as of September 30, 2021. On December 17, 2021, KREF took title to the retail property. Such acquisition was accounted for as an asset acquisition under ASC 805. Accordingly, KREF recognized the property on the Condensed Consolidated Balance Sheets as REO with a carrying value of $78.6 million, which included the estimated fair value of the property and capitalized transaction costs. In addition, KREF assumed $2.0 million in other net assets of the REO. As a result KREF recognized an $8.2 million benefit from the reversal of credit losses, representing the difference between the carrying value of the foreclosed loan and the fair value of the REO’s net assets.

The following table presents the REO assets and liabilities included on KREF's Condensed Consolidated Balance Sheets:

	March 31, 2022	December 17, 2021(C)
Assets
Cash	$2,051	$3,377
Real estate owned, net	78,569	78,569
In-place lease intangibles(A)	318	335
Tenant receivables(A)	1,010	—
Other assets(A)	823	1,119
Total	$82,771	$83,400
Liability
Below-market lease intangibles(B)	$1,734	$1,825
Accounts payable, accrued expenses and other liabilities(B)	1,187	1,742
Total	$2,921	$3,567

(A)    Included in “Other assets” on the Condensed Consolidated Balance Sheets.
(B)    Included in “Accounts payable, accrued expenses and other liabilities” on the Condensed Consolidated Balance Sheets.
(C)    The REO operations and related income (loss) were immaterial between the acquisition date and December 31, 2021.

KREF assumed certain legacy lease arrangements upon the acquisition of the REO and entered into short-term lease arrangements during the course of the REO operations. These arrangements entitle KREF to receive contractual rent payments during the lease periods and tenant reimbursements for certain property operating expenses, including common area costs, insurance, utilities and real estate taxes. KREF elects the practical expedient to not separate the lease and non-lease components of the rent payments and accounts for these lease arrangements as operating leases.

The following table presents the REO operations and related income (loss) included in KREF’s Condensed Consolidated Statements of Income:

Three Months Ended
March 31, 2022
Rental income(A)	$2,287
Other operating income(A)	342
Expenses from real estate owned operations	(2,554)
Other income(B)	403
Total	$478

(A)    Included in “Revenue from real estate owned operations” on the Condensed Consolidated Statements of Income.
(B)    Represents one-time local tax refunds received during the three months ended March 31, 2022.

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in tables in thousands, except per share amounts)
The following table presents the amortization of lease intangibles included in KREF’s Condensed Consolidated Statements of Income:

		Three Months Ended
	Income Statement Location	March 31, 2022
Asset
In-place lease intangibles	Expenses from real estate owned operations	$17
Liability
Below-market lease intangibles	Revenue from real estate owned operations	91

The following table presents the amortization of lease intangibles for each of the five succeeding fiscal years:

Year	In-place Lease Intangible Assets	Below-market Lease Intangible Liabilities
2022	$50	$274
2023	67	365
2024	67	365
2025	67	365
2026	67	365

Future Minimum Lease Payments — The following table presents the future minimum lease payments to be collected under non-cancelable operating leases, excluding tenant reimbursements of expenses:

Year	Contractual Lease Payments
2022	$3,897
2023	4,390
2024	3,579
2025	2,839
2026	2,042
Thereafter	45

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in tables in thousands, except per share amounts)
Note 5. Debt Obligations

The following table summarizes KREF's secured master repurchase agreements and other financing arrangements in place as of March 31, 2022 and December 31, 2021:

	March 31, 2022											December 31, 2021
	Facility							Collateral				Facility
	Month Issued	Maximum Facility Size	Outstanding Principal	Carrying Value(A)	Final Stated Maturity	Weighted Average Funding Cost(B)	Weighted Average Life (Years)(B)	Outstanding Principal	Amortized Cost Basis	Carrying Value	Weighted Average Life (Years)(C)	Carrying Value(A)
Master Repurchase Agreements(D)
Wells Fargo(E)	Oct 2015	$1,000,000	$665,620	$664,047	Sep 2026	2.0%	3.1	$894,440	$881,518	$879,997	4.4	$978,615
Morgan Stanley(F)	Dec 2016	600,000	433,368	432,248	Dec 2023	2.9	1.7	612,504	606,072	604,695	4.2	382,081
Goldman Sachs(G)	Sep 2016	240,000	105,301	104,458	Oct 2023	3.2	1.6	189,087	184,087	183,720	4.5	189,456
Term Lending Agreements
KREF Lending V(H)	Jun 2019	633,388	602,113	601,897	Jun 2026	2.4	0.9	761,770	760,500	758,897	1.7	617,185
KREF Lending IX(I)	Jul 2021	750,000	340,467	333,620	n.a	2.5	3.0	422,826	418,040	417,091	4.6	493,853
Warehouse Facility
HSBC Facility(J)	Mar 2020	500,000	—	—	Mar 2023	—	0.9	—	—	—	n.a	(55)
Asset Specific Financing
BMO Facility(K)	Aug 2018	300,000	—	—	n.a	—	0.0	—	—	—	n.a	60,000
Revolving Credit Agreement
Revolver(L)	Dec 2018	520,000	—	—	Mar 2027	—	5.0	n.a	n.a	n.a	n.a	135,000
Total / Weighted Average		$4,543,388	$2,146,869	$2,136,270		2.4%	2.1					$2,856,135

(A)    Net of $10.6 million and $11.3 million unamortized deferred financing costs as of March 31, 2022 and December 31, 2021, respectively.
(B)    Average weighted by the outstanding principal of borrowings. Funding cost includes deferred financing costs.
(C)    Average based on the fully extended loan maturity, weighted by the outstanding principal of the collateral.
(D)    Borrowings under these repurchase agreements are collateralized by senior loans, held-for-investment, and bear interest equal to the sum of (i) a floating rate index, including one-month LIBOR and Term SOFR, and (ii) a margin, based on the collateral. As of March 31, 2022 and December 31, 2021, the percentage of the outstanding principal of the collateral sold and not borrowed under these repurchase agreements, or average "haircut" weighted by outstanding principal of collateral, was 29.0% and 30.3%, respectively (or 25.4% and 25.9%, respectively, if KREF had borrowed the maximum amount approved by its repurchase agreement counterparties as of such dates).
(E)    In September 2021, the current stated maturity date was amended to September 2024, which does not reflect two twelve-month facility term extension options available to KREF, which are subject to certain covenants and thresholds. As of March 31, 2022, the collateral-based margin was between 1.25% and 1.55%.
(F)    In December 2021, the current stated maturity was extended to December 2022, with a one-year extension option upon KREF giving written notice and another two one-year extension periods subject to approval by the lender. In addition, KREF has the option to increase the facility amount to $750.0 million. As of March 31, 2022, the collateral-based margin was between 1.70% and 2.20%.
(G)    In October 2021, the current stated maturity date was amended to October 2022. In addition, KREF has the option to extend the maturity date to October 31, 2023, subject to the satisfaction of certain conditions. As of March 31, 2022, the collateral-base margin was between 1.75% and 3.20%.
(H)    In June 2019, KREF, through its wholly–owned subsidiary KREF Lending V LLC, entered into a Master Repurchase and Securities Contract Agreement ("KREF Lending V Facility") with Morgan Stanley Mortgage Capital Holdings LLC ("Administrative Agent"), as administrative agent on behalf of Morgan Stanley Bank, N.A. ("Initial Buyer"), which provides non-mark-to-market financing. The Initial Buyer subsequently syndicated a portion of the facility to multiple financial institutions. As of March 31, 2022, the Initial Buyer held 24.2% of the total commitment under the facility. Borrowings under the facility are collateralized by certain loans, held for investment, and bear interest equal to one-month LIBOR, plus a 1.90% margin. In March 2021, the current stated maturity was extended to June 2022, subject to four additional one-year extension options, which may be exercised by KREF upon the satisfaction of certain customary conditions and thresholds.
(I)    In July 2021, KREF, through its wholly–owned subsidiary KREF Lending IX LLC, entered into a $500.0 million Master Repurchase and Securities Contract Agreement with a financial institution ("KREF Lending IX Facility"). In March 2022, KREF increased the borrowing capacity to $750.0 million. The facility, which provides financing on a non-mark-to-market basis with partial recourse to KREF, has a three-year draw period and matched term to the underlying loans. As of March 31, 2022, the collateral-based margin was between 1.65% and 1.75%.
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
(L)    In December 2018, KREF entered into a $100.0 million corporate revolving credit facility (“Revolver”) administered by Morgan Stanley Senior Funding, Inc. Additional lenders were added subsequently, further increasing the Revolver borrowing capacity to $520.0 million as of March 31, 2022. The current stated maturity of the facility is March 2027. Borrowings under the facility bear interest at a per annum rate equal to the sum of (i) a floating rate index and (ii) a fixed margin. Borrowings under this facility are full recourse to certain guarantor wholly-owned subsidiaries of KREF. As of March 31, 2022, the carrying value excluded $4.6 million unamortized debt issuance costs presented within "Other assets" on KREF's Condensed Consolidated Balance Sheets.

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in tables in thousands, except per share amounts)
As of March 31, 2022 and December 31, 2021, KREF had outstanding repurchase agreements and term lending agreements where the amount at risk with any individual counterparty, or group of related counterparties, exceeded 10.0% of KREF’s stockholders' equity. The amount at risk under these agreements is the net counterparty exposure, defined as the excess of the carrying amount (or market value, if higher than the carrying amount, for repurchase agreements) of the assets sold under agreement to repurchase, including accrued interest plus any cash or other assets on deposit to secure the repurchase obligation, over the amount of the repurchase liability, adjusted for accrued interest. The following table summarizes certain characteristics of KREF's repurchase agreements where the amount at risk with any individual counterparty, or group of related counterparties, exceeded 10.0% of KREF’s stockholders' equity as of March 31, 2022 and December 31, 2021:

	Outstanding Principal	Net Counterparty Exposure	Percent of Stockholders' Equity	Weighted Average Life (Years)(A)
March 31, 2022
Wells Fargo	$665,620	$228,153	13.8%	3.1
Morgan Stanley	433,368	176,301	10.7	1.7
Total / Weighted Average	$1,098,988	$404,454	24.5%	2.5
December 31, 2021
Wells Fargo	$980,593	$409,489	30.1%	3.4
Morgan Stanley	383,592	166,426	12.2	0.8
KREF Lending V(B)	617,627	139,149	10.2	0.5
Total / Weighted Average	$1,981,812	$715,064	52.5%	2.0

(A)    Average weighted by the outstanding principal of borrowings under the secured financing agreement.
(B)    There were multiple counterparties to the KREF Lending V Facility. Morgan Stanley Bank, N.A. represented 2.5% of the net counterparty exposure as a percent of stockholders' equity as of December 31, 2021.

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

Term Loan Financing

In April 2018, KREF, through its consolidated subsidiaries, entered into a term loan financing agreement (“Term Loan Facility”) with third party lenders for an initial borrowing capacity of $200.0 million that was subsequently increased to $1.0 billion in October 2018. The facility provides asset-based financing on a non-mark-to-market basis with matched term up to five years and is non-recourse to KREF. Borrowings under the facility are collateralized by senior loans, held-for-investment, and bear interest equal to one-month LIBOR plus a margin. The weighted average margin on the facility was 1.6% as of March 31, 2022 and December 31, 2021.

The following tables summarize our borrowings under the Term Loan Facility:

	March 31, 2022
Term Loan Facility	Count	Outstanding Principal	Amortized Cost	Carrying Value	Wtd. Avg. Yield/Cost(A)	Guarantee(B)	Wtd. Avg. Term(C)
Collateral assets	13	$1,141,803	$1,139,773	$1,132,639	+ 3.3%	n.a.	October 2024
Financing provided	n.a.	898,959	898,959	898,959	L + 1.6%	n.a.	October 2024

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

(A)     Floating rate loans and related liabilities are indexed to one-month LIBOR and/or Term SOFR. KREF's net interest rate exposure is in direct proportion to its interest in the net assets indexed to that rate. In addition to cash coupon, yield/cost includes the amortization of deferred origination/financing costs.
(B)    Financing under the Term Loan Facility is non-recourse to KREF.
(C)    The weighted-average term is weighted by outstanding principal, using the maximum maturity date of the underlying loans assuming all extension options are exercised by the borrower.

Activity — For the three months ended March 31, 2022, the activity related to the carrying value of KREF’s secured financing agreements were as follows:

Secured Financing Agreements, Net
Balance as of December 31, 2021	$3,726,593
Principal borrowings	479,329
Principal repayments/sales	(1,171,393)
Deferred debt issuance costs	(1,479)
Amortization of deferred debt issuance costs	2,180
Balance as of March 31, 2022	$3,035,230

Maturities — KREF’s secured financing agreements, term loan financing and other consolidated debt obligations in place as of March 31, 2022 had contractual maturities as follows:

Year	Nonrecourse	Recourse(A)	Total
2022	$531,704	$59,015	$590,719
2023	924,332	207,970	1,132,302
2024	433,405	91,270	524,675
2025	331,923	110,641	442,564
Thereafter	287,748	67,821	355,569
	$2,509,112	$536,717	$3,045,829

(A)    Except for the Revolver, which is full recourse, amounts borrowed subject to a maximum 25.0% recourse limit. The Revolver expires in March 2027.

Covenants — KREF is required to comply with customary loan covenants and event of default provisions related to its secured financing agreements and Revolver, including, but not limited to, negative covenants relating to restrictions on operations with respect to KREF’s status as a REIT, and financial covenants. Such financial covenants include an interest income to interest expense ratio covenant (1.5 to 1.0); a minimum consolidated tangible net worth covenant (75.0% of the aggregate cash proceeds of any equity issuances made and any capital contributions received by KREF and certain subsidiaries or up to approximately $1,309.4 million depending upon the facility); a cash liquidity covenant (the greater of $10.0 million or 5.0% of KREF's recourse indebtedness); and a total indebtedness covenant (83.3% of KREF's Total Assets, as defined in the applicable financing agreements). As of March 31, 2022 and December 31, 2021, KREF was in compliance with its financial debt covenants.

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

In February 2022, KREF financed a pool of loan participations from its existing multifamily loan portfolio through a managed CLO ("KREF 2022-FL3"). KREF 2022-FL3 provides KREF with match-term financing on a non-mark-to-market and non-recourse basis and has a two-year reinvestment feature. Upon the execution of the KREF 2022-FL3, KREF recorded $7.4 million in issuance costs, inclusive of $0.5 million in structuring and placement agent fees paid to KCM.

The CLO issuance costs are netted against the outstanding principal balance of the CLO notes in "Collateralized loan obligations, net" in the Condensed Consolidated Balance Sheets.

The following tables outline CLO collateral assets and respective borrowing as of March 31, 2022 and December 31, 2021:

	March 31, 2022
	Count	Outstanding Principal	Amortized Cost	Carrying Value	Wtd. Avg. Yield/Cost(A)	Wtd. Avg. Term(B)
KREF 2021-FL2
Collateral assets(C)	21	$1,300,000	$1,300,000	$1,295,901	+ 3.4%	August 2025
Financing provided	1	1,095,250	1,089,080	1,089,080	L + 1.7%	February 2039
KREF 2022-FL3
Collateral assets(C)	16	$1,000,000	$1,000,000	$997,782	+ 3.0%	September 2026
Financing provided	1	847,500	840,537	840,537	S + 2.1%	February 2039

	December 31, 2021
KREF 2021-FL2	Count	Outstanding Principal	Amortized Cost	Carrying Value	Wtd. Avg. Yield/Cost	Wtd. Avg. Term(B)
Collateral assets(C)(D)	20	$1,300,000	$1,300,000	$1,296,745	L + 3.4%	June 2025
Financing provided	1	1,095,250	1,087,976	1,087,976	L + 1.7%	February 2039

(A)    Expressed as a spread over the relevant benchmark rates, which include one-month LIBOR and Term SOFR, as applicable to each loan. As of March 31, 2022, 96.4% and 3.6% of the CLO collateral loan assets by principal balance earned a floating rate of interest indexed to one-month LIBOR and Term SOFR, respectively. In addition to cash coupon, yield/cost includes the amortization of deferred origination/financing costs.
(B)    Loan term represents weighted-average final maturity, assuming all extension options are exercised by the borrowers, weighted by outstanding principal. Repayments of CLO notes are dependent on timing of underlying collateral loan asset repayments post reinvestment period. The term of the CLO notes represents the rated final distribution date.
(C)    Collateral loan assets represent 33.7% and 19.6% of the principal of KREF's commercial real estate loans as of March 31, 2022 and December 31, 2021, respectively. As of March 31, 2022 and December 31, 2021, 100% of KREF loans financed through the CLOs are floating rate loans.
(D)    Including $54.0 million cash held in CLO as of December 31, 2021.

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in tables in thousands, except per share amounts)
The following table presents the CLO assets and liabilities included in KREF’s Condensed Consolidated Balance Sheets:

Assets	March 31, 2022	December 31, 2021
Cash	$—	$54,000
Commercial real estate loans, held-for-investment	2,300,000	1,246,000
Less: Allowance for credit losses	(6,317)	(3,255)
Commercial real estate loans, held-for-investment, net	2,293,683	1,242,745
Accrued interest receivable	5,941	3,091
Other assets	155	766
Total	$2,299,779	$1,300,602
Liabilities
Collateralized loan obligations, net(A)	$1,929,617	$1,087,976
Accrued interest payable	1,305	852
Total	$1,930,922	$1,088,828

(A)     Net of $13.1 million and $7.3 million of unamortized deferred financing costs as of March 31, 2022 and December 31, 2021, respectively.

The following table presents the components of net interest income of CLOs included in KREF’s Condensed Consolidated Statements of Income:

	Three Months Ended March 31,
	2022	2021
Net Interest Income
Interest income	$17,111	$11,121
Interest expense(A)	7,768	3,025
Net interest income	$9,343	$8,096

(A)     Net of interest expense on internally held CLO notes. Includes $1.6 million and $0.0 million of deferred financing costs amortization for the three months ended March 31, 2022 and 2021, respectively.

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

In November 2021, KREF completed the repricing of $297.8 million then existing secured term loan and a $52.2 million add-on, for an aggregate principal amount of $350.0 million due September 2027, which was issued at par. The upsize of the secured term loan was accounted for as partial debt extinguishment under GAAP, accordingly, KREF recognized an accelerated deferred loan financing cost of $0.7 million during the fourth quarter of 2021. The new secured term loan bears interest at LIBOR plus 3.5% and is subject to a LIBOR floor of 0.5%. KREF recorded $2.0 million in issuance costs, inclusive of $0.8 million in arrangement and structuring fees paid to KCM.

Inclusive of the amortization of the discount and issuance costs, KREF’s total cost of the secured term loan is LIBOR plus 4.1% per annum, subject to the applicable LIBOR floor, as of March 31, 2022. The following table summarizes KREF’s secured term loan at March 31, 2022 and December 31, 2021, respectively :

	March 31, 2022	December 31, 2021
Principal amount	$349,125	$350,000
Unamortized discount	(5,407)	(5,652)
Deferred financing costs	(5,747)	(5,799)
Carrying amount	$337,971	$338,549

Covenants — KREF is required to comply with customary loan covenants and event of default provisions related to its secured term loan that include, but are not limited to, negative covenants relating to restrictions on operations with respect to KREF’s status as a REIT, and financial covenants. Such financial covenants include a minimum consolidated tangible net worth of $650.0 million and a maximum Total Debt to Total Assets ratio, as defined in the secured term loan agreements, of 83.3% (the “Leverage Covenant”). KREF was in compliance with such covenants as of March 31, 2022 and December 31, 2021.

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements
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

Upon the issuance of the Convertible Notes, KREF recorded a $1.8 million discount based on the implied value of the conversion option and an assumed effective interest rate of 6.50%, as well as $5.1 million of initial issuance costs, inclusive of $0.8 million paid to KCM. Inclusive of the amortization of this discount and the issuance costs, KREF’s total cost of the May 2018 Convertible Notes issuance is 6.92% per annum.

The following table details the carrying value of the Convertible Notes on KREF's Condensed Consolidated Balance Sheets:

	March 31, 2022	December 31, 2021
Principal	$143,750	$143,750
Deferred financing costs	(1,152)	(1,405)
Unamortized discount	(405)	(494)
Carrying value	$142,193	$141,851

The following table details the interest expense related to the Convertible Notes:

	Three Months Ended March 31,
	2022	2021
Cash coupon	$2,201	$2,201
Discount and issuance cost amortization	342	342
Total interest expense	$2,543	$2,543

Accrued interest payable for the Convertible Notes was $3.3 million and $1.1 million as of March 31, 2022 and December 31, 2021, respectively. Refer to Note 2 for additional discussion of accounting policies for the Convertible Notes.

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in tables in thousands, except per share amounts)
Note 9. Loan Participations Sold

KREF finances certain loan investments through the syndication of a non-recourse, or limited-recourse, loan participations to unaffiliated third parties. In October 2019, KREF syndicated a $65.0 million vertical participation in one of its loan investments with a principal balance of $328.5 million to an unaffiliated third party, at par value. In June 2020, KREF increased the maximum loan amount by $6.5 million and syndicated an additional $1.2 million vertical participation to the same third party. Such syndications did not qualify for "sale" accounting under GAAP and therefore were consolidated in KREF's condensed consolidated financial statements. In September 2021, KREF fully repaid the $66.2 million vertical loan participation in connection with the payoff of the underlying loan.

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

As of March 31, 2022, the joint venture held REO assets with a net carrying value of $68.9 million. KREF had priority of distributions up to $68.8 million before the JV Partner can participate in the economics of the joint venture.

Equity Method Investments

As of March 31, 2022, KREF held a 3.5% interest in RECOP I, an unconsolidated VIE of which KREF is not the primary beneficiary, at its fair value of $36.6 million. The aggregator vehicle in which KREF invests is controlled and advised by affiliates of the Manager. RECOP I primarily acquired junior tranches of CMBS newly issued by third parties. KREF will not pay any fees to RECOP I, but KREF bears its pro rata share of RECOP I's expenses. KREF reported its share of the net asset value of RECOP I in its Condensed Consolidated Balance Sheets, presented as “Equity method investments” and its share of net income, presented as “Income from equity method investments” in the Condensed Consolidated Statements of Income.

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

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements
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

Common Stock — As further described below, since December 2015, KREF issued the following shares of common stock:

Pricing Date	Shares Issued(A)	Net Proceeds
As of December 31, 2015	13,636,416	$272,728
February 2016	2,000,000	40,000
May 2016	3,000,138	57,130
June 2016(B)	21,838	—
August 2016	5,500,000	109,875
As of December 31, 2016	24,158,392	$479,733
February 2017	7,386,208	147,662
April 2017	10,379,738	207,595
May 2017 - Initial Public Offering	11,787,500	219,356
As of December 31, 2017	53,711,838	$1,054,346
August 2018	5,000,000	98,326
November 2018	500,000	9,351
As of December 31, 2018	59,211,838	$1,162,023
November 2021	5,000,000	108,800
November 2021(C)	1	—
November 2021	547,361	11,911
As of December 31, 2021	64,759,200	$1,282,734
February 2022	68,817	1,426
March 2022	6,494,155	133,845
As of March 31, 2022	71,322,172	$1,418,005

(A)    Excludes 511,858 net shares of common stock issued in connection with vested restricted stock units.
(B)    KREF did not receive any proceeds with respect to 21,838 shares of common stock issued to certain current and former employees of, and non-employee consultants to, KKR and third-party investors in the private placement completed in March 2016, in accordance with KREF's Stockholders Agreement dated as of March 29, 2016.
(C)    KREF did not receive any proceeds with respect to 1 share of common stock issued to KKR in connection with the conversion of the special voting preferred stock, in accordance with KREF’s Articles of Restatement dated as of May 10, 2017.

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

KKR and affiliates beneficially owned 14,250,001 and 14,250,001 shares, or 21.0% and 23.2% of KREF's outstanding common stock as of March 31, 2022 and December 31, 2021, respectively.

In March 2022, KREF issued 6,494,155 shares of Common Stock in an underwritten offering, which included the partial exercise of the underwriters’ option to purchase additional shares of Common Stock, and received net proceeds after underwriting discounts and commissions of $133.8 million.

During the three months ended March 31, 2022 and 2021, no common stock was issued related to the vesting of restricted stock units. Upon any payment of shares as a result of restricted stock unit vesting, the related tax withholding obligation will generally be satisfied by KREF, reducing the number of shares to be delivered by a number of shares necessary to satisfy the related applicable tax withholding obligation. Refer to Note 12 for further detail.

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in tables in thousands, except per share amounts)
Of the 71,834,030 common shares KREF issued, there were 67,933,704 common shares outstanding as of March 31, 2022, which includes 511,858 net shares of common stock issued in connection with vested restricted stock units and is net of 3,900,326 common shares repurchased.

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

KREF did not repurchase any of its common stock during the three months ended March 31, 2022 and 2021. As of March 31, 2022, KREF had $100.0 million of remaining capacity to repurchase shares under the program.

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

During the three months ended March 31, 2022, KREF issued and sold 68,817 shares of common stock under the ATM, generating net proceeds totaling $1.4 million. As of March 31, 2022, $98.6 million remained available for issuance under the ATM.

Special Voting Preferred Stock — In March 2016, KREF issued one share of special voting preferred stock to KKR Fund Holdings L.P. ("KKR Fund Holdings") for $20.00 per share, which KKR Fund Holdings transferred to its subsidiary, KKR REFT Asset Holdings LLC. The holder of the special voting preferred stock had special voting rights related to the election of members to KREF's board of directors until KKR and its affiliates ceased to own at least 25.0% of KREF's issued and outstanding common stock.

On November 1, 2021, KREF issued 5,000,000 shares of common stock, which resulted in KKR’s ownership decreasing below 25.0% of KREF’s outstanding common stock. Accordingly, KKR converted its special voting preferred share into one share of KREF common stock and ceased to possess its special voting rights related to the election of members to KREF's board of directors.

Special Non-Voting Preferred Stock — In connection with KREF's initial investors’ subscription for shares of KREF's common stock in the private placements prior to the initial public offering of KREF's equity on May 5, 2017, those investors were also allocated a class of non-voting limited liability company interest in the Manager ("Non-Voting Manager Units"). In February 2017, KREF issued an investor one share of SNVPS, at $0.01 per share, in lieu of that investor receiving Non-Voting Manager Units to facilitate compliance by the investor with regulatory requirements applicable to it. The corresponding Non-Voting Manager Units were held by a wholly-owned TRS of KREF ("KREF TRS"). All distributions received by KREF TRS from these Non-Voting Manager Units were passed through to the investor as preferred distributions on its SNVPS, less applicable taxes and withholdings. Except for the Non-Voting Manager Units, an indirect subsidiary of KKR ("KKR Member"), owned and controlled the limited liability company interests of the Manager.

Dividends on the SNVPS were payable quarterly, and accrued whether or not KREF had earnings, there were assets legally available for the payment of those dividends or those dividends had been declared. Any dividend payment made on the SNVPS would first be credited against the earliest accumulated but unpaid dividend due with respect to the SNVPS. Upon redemption of the SNVPS or liquidation of KREF, the holder of the SNVPS was entitled to payment of $0.01 per share,

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in tables in thousands, except per share amounts)
together with any accumulated but unpaid preferred distributions, including respective call or put amounts, before any holder of junior security interests, which included KREF's common stock. As KREF did not control the circumstances under which the holder of the SNVPS could redeem its interests, management considered the SNVPS as temporary equity (Note 2).

KREF was required to redeem the SNVPS at the option of the holder at any time or upon the redemption by the KKR Member of the Non-Voting Manager Units (the "Call Option"). Upon redemption, KREF paid a price in cash equal to $0.01 per share of the SNVPS, together with any accumulated but unpaid preferred distributions, including respective call or put amounts, and the SNVPS was canceled automatically and ceased to be outstanding. Concurrently, upon redemption of the SNVPS, the KKR Member acquired from KREF TRS its respective Non-Voting Manager Units, resulting in a one-time gain, thus substantially eliminating the historical cumulative impact of the SNVPS redemption value adjustments recorded in KREF's permanent equity.

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

6.50% Series A Cumulative Redeemable Preferred Stock — In April 2021 and January 2022, KREF issued 6,900,000 and 6,210,000 shares of 6.50% Series A Cumulative Redeemable Preferred Stock (the “Series A Preferred Stock”), which included the exercise of the underwriters' option to purchase additional shares of Series A Preferred Stock, and received net proceeds after underwriting discount and commission of $167.1 million and $151.2 million, respectively.

The perpetual Series A Preferred Stock is redeemable, at KREF's option, at a liquidation price of $25.00 per share plus accrued and unpaid dividends commencing in April 2026. Dividends on the Series A Preferred Stock are payable quarterly at a rate of 6.50% per annum of the $25.00 liquidation preference, which is equivalent to $1.625 per annum per share. With respect to dividend rights and liquidation, the Series A Preferred Stock ranks senior to KREF's common stock.

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

Dividends — During the three months ended March 31, 2022 and 2021, KREF's board of directors declared the following dividends on shares of its common stock and special voting preferred stock:

			Amount
Declaration Date	Record Date	Payment Date	Per Share	Total
2022
March 15, 2022	March 31, 2022	April 15, 2022	$0.43	$29,211
				$29,211
2021
March 15, 2021	March 31, 2021	April 15, 2021	$0.43	$23,916
				$23,916

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in tables in thousands, except per share amounts)
During the three months ended March 31, 2022, KREF's board of directors declared the following dividends on shares of its Series A Preferred Stock:

			Amount
Declaration Date	Record Date	Payment Date	Per Share	Total
2022
February 1, 2022	February 28, 2022	March 15, 2022	$0.41	$5,326
				$5,326

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in tables in thousands, except per share amounts)
Note 12. Stock-based Compensation

KREF is externally managed by the Manager and does not currently have any employees. However, as of March 31, 2022, certain individuals employed by the Manager and affiliates of the Manager and certain members of KREF's board of directors were compensated, in part, through the issuance of stock-based awards.

As of March 31, 2022, KREF had restricted stock unit (“RSU”) awards outstanding under the KKR Real Estate Finance Trust Inc. 2016 Omnibus Incentive Plan that was adopted on February 12, 2016 and amended and restated on November 17, 2016 (the "Incentive Plan") to certain members of KREF’s board of directors and employees of the Manager or its affiliates, none of whom are KREF employees. RSUs awarded to employees of the Manager or its affiliates, generally vest over three consecutive one-year periods and awards to certain members of KREF's board of directors generally vest over a one-year period, pursuant to the terms of the respective award agreements and the terms of the Incentive Plan.

In December 2021, KREF's board of directors granted 400,000 shares of RSU awards that are entitled to nonforfeitable dividends during the vesting periods, at the same rate as those declared on the common stock. In February 2022, KREF's board of directors approved a modification that entitled the unvested RSU awards granted prior to December 2021 to dividends during the vesting periods, at the same rate as those declared on the common stock, starting with the first quarter of 2022.

The following table summarizes the activity in KREF’s outstanding RSUs and the weighted-average grant date fair value per RSU:

	Restricted Stock Units	Weighted Average Grant Date Fair Value Per RSU(A)
Unvested as of December 31, 2021	808,330	$19.50
Granted	—	—
Vested	—	—
Forfeited / cancelled	—	—
Unvested as of March 31, 2022	808,330	$19.50

(A)    The grant-date fair value is based upon the closing price of KREF’s common stock at the date of grant.

KREF expects the unvested RSUs outstanding to vest during the following years:

Year	Restricted Stock Units
2022	402,494
2023	272,489
2024	133,347
Total	808,330

KREF recognizes the compensation cost of RSUs awarded to employees of the Manager, or one or more of its affiliates, on a straight-line basis over the awards’ term at their grant date fair value, consistent with the RSUs awarded to certain members of KREF's board of directors.

During the three months ended March 31, 2022 and 2021, KREF recognized $2.1 million and $2.0 million, respectively, of stock-based compensation expense included in “General and administrative” expense in the Condensed Consolidated Statements of Income. As of March 31, 2022, there was $12.1 million of total unrecognized stock-based compensation expense related to unvested share-based compensation arrangements. This cost is expected to be recognized over a weighted average period of 1.1 years.

During the three months ended March 31, 2022 and 2021, KREF declared $0.3 million and $0.0 million, respectively, of nonforfeitable dividends on employee RSUs during the vesting period. Such nonforfeitable dividends were deducted from “Retained earnings (Accumulated deficit)” in the Condensed Consolidated Statement of Changes in Stockholders' Equity.

Upon any payment of shares as a result of restricted stock unit vesting, the related tax withholding obligation will generally be satisfied by KREF, reducing the number of shares to be delivered by a number of shares necessary to satisfy the related

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in tables in thousands, except per share amounts)
applicable tax withholding obligation. The amount results in a cash payment related to this tax liability and a corresponding reduction to additional paid-in capital in the Condensed Consolidated Statement of Changes in Stockholders' Equity. No
shares were delivered for vested RSUs during the three months ended March 31, 2022.

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

KREF presents diluted EPS under the more dilutive of the treasury stock and if-converted methods or the two-class method. Under the treasury stock and if-converted methods, the denominator includes weighted average common stock outstanding plus the incremental dilutive shares issuable from restricted stock units and an assumed conversion of the Convertible Notes. The numerator includes any changes in income (loss) that would result from the assumed conversion of these potential shares of common stock.

For the three months ended March 31, 2022, 6,316,174 potentially issuable shares related to the Convertible Notes were included in the dilutive EPS denominator after the adoption of ASU 2020-06. For the three months ended March 31, 2021, all potentially issuable shares related to the Convertible Notes were excluded from the calculation of diluted EPS because KREF had the intent and ability to settle the Convertible Notes in cash.

The following table illustrates the computation of basic and diluted EPS for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
Basic Earnings
Net Income (Loss)	$35,468	$30,092
Less: Preferred stock dividends and redemption value adjustment	5,326	908
Less: Participating securities' share in earnings	346	—
Net income (loss) attributable to common stockholders	$29,796	$29,184

Diluted Earnings
Net income (loss) attributable to common stockholders	$29,796	$29,184
Add: Interest expense attributable to the Convertible Notes	2,201	—
Less: Reallocation of undistributed earnings to participating securities	(25)	—
Net income (loss) attributable to common stockholders, diluted	$31,972	$29,184

Denominator
Basic weighted average common shares outstanding	63,086,452	55,619,428
Dilutive shares under assumed conversion of the Convertible Notes	6,316,174	—
Dilutive restricted stock units	—	111,633
Diluted weighted average common shares outstanding	69,402,626	55,731,061

Net income (loss) attributable to common stockholders, per:
Basic common share	$0.47	$0.52
Diluted common share	$0.46	$0.52

For the three months ended March 31, 2022 and 2021, 181,560 and zero weighted average unvested RSUs, respectively, were excluded from the calculation of diluted EPS because the effect was anti-dilutive.

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in tables in thousands, except per share amounts)
Note 14. Commitments and Contingencies

As of March 31, 2022, KREF was subject to the following commitments and contingencies:

Litigation — From time to time, KREF may be involved in various claims and legal actions arising in the ordinary course of business. KREF establishes an accrued liability for legal proceedings only when those matters present loss contingencies that are both probable and reasonably estimable.

As of March 31, 2022, KREF was not involved in any material legal proceedings regarding claims or legal actions against KREF.

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

Capital Commitments — As of March 31, 2022, KREF had future funding commitments of $1,449.1 million related to its investments in commercial real estate loans. These future funding commitments primarily relate to construction projects, capital improvements, tenant improvements and leasing commissions. Generally, funding commitments are subject to certain conditions that must be met, such as customary construction draw certifications, minimum credit metrics or executions of new leases before advances are made to the borrower.

In January 2017, KREF committed $40.0 million to invest in an aggregator vehicle alongside RECOP I. The two-year investment period for RECOP I ended in April 2019. As of March 31, 2022, KREF had a remaining commitment of $4.3 million to RECOP I.

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

For its services to KREF, the Manager is entitled to a quarterly management fee equal to the greater of $62,500 or 0.375% of weighted average adjusted equity and quarterly incentive compensation equal to 20.0% of the excess of (a) the trailing 12-month distributable earnings (before incentive compensation payable to the Manager) over (b) 7.0% of the trailing 12-month weighted average adjusted equity (“Hurdle Rate”), less incentive compensation KREF already paid to the Manager with respect to the first three calendar quarters of such trailing 12-month period. The quarterly incentive compensation is calculated and paid in arrears with a one-quarter lag.

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

KREF is also required to reimburse the Manager or its affiliates for documented costs and expenses incurred by it and its affiliates on behalf of KREF, except those specifically required to be borne by the Manager under the Management Agreement. The Manager is responsible for, and KREF does not reimburse the Manager or its affiliates for, the expenses related to investment personnel of the Manager and its affiliates who provide services to KREF. However, KREF does reimburse the Manager for KREF's allocable share of compensation paid to certain of the Manager’s non-investment personnel, based on the percentage of time devoted by such personnel to KREF's affairs.

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

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in tables in thousands, except per share amounts)

No awards may be granted under the Incentive Plan on and after February 12, 2026. The Incentive Plan will continue to apply to awards granted prior to such date. During the three months ended March 31, 2022 and 2021, no awards were granted to KREF's directors and employees of the Manager. As of March 31, 2022, 2,708,199 shares of common stock remained available for awards under the Incentive Plan.

Due to Affiliates — The following table contains the amounts presented in KREF's Condensed Consolidated Balance Sheets that it owes to affiliates:

	March 31, 2022	December 31, 2021
Management fees	$6,007	$5,289
Expense reimbursements and other(A)	2,661	663
	$8,668	$5,952

(A)    Includes $2.6 million and $0.6 million of accrued KCM fees as of March 31, 2022 and December 31, 2021, respectively.

Affiliates Expenses — The following table contains the amounts included in KREF's Condensed Consolidated Statements of Income that arose from transactions with the Manager:

	Three Months Ended March 31,
	2022	2021
Management fees	$6,007	$4,290
Incentive compensation	—	2,192
Expense reimbursements and other(A)	726	352
	$6,733	$6,834

(A)    KREF presents these amounts in "General and administrative" in its Condensed Consolidated Statements of Income. Affiliate expense reimbursements presented in the table above exclude the out-of-pocket amounts paid by the Manager to parties unaffiliated with the Manager on behalf of KREF, and for which KREF reimburses the Manager in cash. For the three months ended March 31, 2022 and 2021, these cash reimbursements totaled $0.8 million and $2.1 million, respectively.

In connection with the ATM, KCM, in its capacity as one of the sales agents, will receive commissions for the shares of KREF’s common stock it sells. This amount is not to exceed, but may be less than, 2.0% of the gross sales price per share. KREF sold 68,817 shares under the ATM through a third-party broker and did not incur or pay any commissions to KCM during the three months ended March 31, 2022.

In connection with the HSBC Facility entered into in March 2020, and in consideration for structuring and sourcing this arrangement, KREF is obligated to pay KCM a structuring fee equal to 0.25% of the respective committed loan advances under the agreement. Such fees are capitalized as deferred financing cost and amortized to interest expense over the lesser of the initial term of the loan or the facility. During the three months ended March 31, 2022 and 2021, KREF did not incur or pay any KCM structuring fees in connection with the facility.

In connection with the secured term loan, and in consideration for structuring and arranging the loan, KREF paid KCM a $1.1 million arrangement and structuring fee equal to 0.37% of the principal amount of the secured term loan in the third quarter of 2020. In addition, KREF paid KCM a $0.8 million arrangement and structuring fee in connection with the secured term loan repricing and upsize in the fourth quarter of 2021. Such fees were capitalized as deferred financing cost and amortized to interest expense over the life of the secured term loan.

In connection with the syndication of a senior mortgage loan in February 2021, and in consideration for its services as the placement agent, KREF paid KCM a $0.4 million placement agent fee equal to 0.25% of KREF’s proportionate share of the senior loan commitment. Such fee was capitalized as a direct loan origination cost and amortized to interest income over the life of the loan.

In connection with the Series A Preferred Stock issuance in April 2021 and January 2022, and in consideration for its services as joint bookrunner, KREF incurred and paid KCM a $1.6 million and $1.3 million in underwriting discount and commission,

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in tables in thousands, except per share amounts)
respectively. The underwriting discount and commission was settled net of the preferred stock issuance proceeds and recorded as a reduction to additional paid-in-capital in KREF's condensed consolidated financial statements.

In connection with the KREF Lending IX Facility entered into in July 2021, and in consideration for structuring and sourcing this arrangement, KREF is obligated to pay KCM a structuring fee equal to 0.75% of the respective committed loan advances under the agreement. Such fees are capitalized as deferred financing cost and amortized to interest expense over the draw period of the facility. During the three months ended March 31, 2022, KREF paid KCM $0.6 million in structuring fees, accrued as of December 31, 2021, in connection with the facility.

In connection with the KREF 2021-FL2 and KREF 2022-FL3 CLO issuances in August 2021 and February 2022, and in consideration for its services as the co-lead manager and joint bookrunner, KREF paid KCM $0.9 million and $0.5 million, respectively, in structuring and placement agent fees in the third quarter of 2021 and first quarter of 2022. These fees were capitalized as deferred financing cost and amortized to interest expense over the estimated life of the CLOs.

In connection with the extension and upsize of the Revolver in March 2022, and in consideration for its services as the arranger, KREF is obligated to pay KCM an arrangement fee equal to 0.375% of the aggregate amount of existing commitments plus 0.75% of the aggregate amount of new commitments. Such fees were capitalized as deferred financing cost included within "Other assets" on the Condensed Consolidated Balance Sheet and amortized to interest expense over the life of the Revolver. During the three months ended March 31, 2022, KREF accrued for $2.6 million of arrangement fees in connection with the Revolver.

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in tables in thousands, except per share amounts)
Note 16. Fair Value of Financial Instruments

The carrying values and fair values of KREF’s financial assets and liabilities recorded at fair value on a recurring basis, as well as other financial instruments not carried at fair value, as of March 31, 2022 were as follows:

				Fair Value
	Principal Balance	Amortized Cost(A)	Carrying Value(B)	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$173,178	$173,178	$173,178	$173,178	$—	$—	$173,178
Commercial real estate loans, held-for-investment, net(C)	6,821,577	6,772,884	6,752,208	—	—	6,784,505	6,784,505
Equity method investments	36,595	36,595	36,595	—	—	36,595	36,595
	$7,031,350	$6,982,657	$6,961,981	$173,178	$—	$6,821,100	$6,994,278
Liabilities
Secured financing agreements, net	$3,045,829	$3,035,230	$3,035,230	$—	$—	$3,035,230	$3,035,230
Collateralized loan obligations, net	1,942,750	1,929,616	1,929,616	—	—	1,926,717	1,926,717
Secured term loan, net	349,125	337,971	337,971	—	353,053	—	353,053
Convertible notes, net	143,750	142,193	142,193	—	147,115	—	147,115
	$5,481,454	$5,445,010	$5,445,010	$—	$500,168	$4,961,947	$5,462,115

(A)    The amortized cost of commercial real estate loans is net of $5.5 million write-off on a mezzanine loan and $43.2 million unamortized origination discounts and deferred fees. The amortized cost of secured financing agreements is net of $10.6 million unamortized debt issuance costs. The amortized cost of collateralized loan obligations is net of $13.1 million unamortized debt issuance costs.
(B)    The carrying value of commercial mortgage loans is net of $20.7 million allowance for credit losses.
(C)    Includes $2,300.0 million of CLO loan participations as of March 31, 2022.

The carrying values and fair values of KREF’s financial assets recorded at fair value on a recurring basis, as well as other financial instruments for which fair value is disclosed, as of December 31, 2021 were as follows:

				Fair Value
	Principal Balance	Amortized Cost(A)	Carrying Value(B)	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$271,487	$271,487	$271,487	$271,487	$—	$—	$271,487
Commercial real estate loans, held-for-investment, net(C)	6,364,105	6,316,733	6,294,489	—	—	6,340,837	6,340,837
Equity method investments	35,537	35,537	35,537	—	—	35,537	35,537
	$6,671,129	$6,623,757	$6,601,513	$271,487	$—	$6,376,374	$6,647,861
Liabilities
Secured financing agreements, net	$3,737,893	$3,726,593	$3,726,593	$—	$—	$3,726,593	$3,726,593
Collateralized loan obligations, net	1,095,250	1,087,976	1,087,976	—	—	1,094,834	1,094,834
Secured term loan, net	350,000	338,549	338,549	—	352,625	—	352,625
Convertible notes, net	143,750	141,851	141,851	—	152,203	—	152,203
	$5,326,893	$5,294,969	$5,294,969	$—	$504,828	$4,821,427	$5,326,255

(A)    The amortized cost of commercial real estate loans is net of $5.5 million write-off on a mezzanine loan and $41.9 million unamortized origination discounts and deferred fees. The amortized cost of secured financing agreements is net of $11.3 million unamortized debt issuance costs. The amortized cost of collateralized loan obligations is net of $7.3 million unamortized debt issuance costs.
(B)    The carrying value of commercial mortgage loans is net of $22.2 million allowance for credit losses.
(C)    Includes $1,246.0 million of CLO loan participations as of December 31, 2021.

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in tables in thousands, except per share amounts)
The following table contains the Level 3 inputs used to value assets and liabilities on a recurring and nonrecurring basis or where KREF discloses fair value as of March 31, 2022:

	Fair Value	Valuation Methodologies	Unobservable Inputs(A)	Weighted Average(B)	Range
Assets and Liabilities(C)
Commercial real estate loans, held-for-investment(D)	$6,784,505	Discounted cash flow	Discount rate	4.2%	2.9% - 14.6%
	$6,784,505

(A)    An increase (decrease) in the valuation input results in a decrease (increase) in value.
(B)    Represents the average of the input value, weighted by the unpaid principal balance of the financial instrument.
(C)    KREF carries a $36.6 million investment in an aggregator vehicle alongside RECOP I (Note 10) at its pro rata share of the aggregator's net asset value, which management believes approximates fair value.
(D)    Commercial real estate loans are generally valued using a discounted cash flow model using a discount rate derived from relevant market indices and/or estimates of the underlying property's value.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets not measured at fair value on an ongoing basis but subject to fair value adjustments only in certain circumstances, such as when there is evidence of impairment, are measured at fair value on a nonrecurring basis. KREF measures commercial real estate loans held-for-sale at the lower of cost or fair value and may be required, from time to time, to record a nonrecurring fair value adjustment. KREF measures commercial real estate loans held-for-investment at amortized cost, but may be required, from time to time, to record a nonrecurring fair value adjustment in the form of a valuation provision or impairment.

KREF did not report any significant financial assets or liabilities at fair value on a nonrecurring basis as of March 31, 2022 and December 31, 2021.

Assets and Liabilities for Which Fair Value is Only Disclosed

KREF does not carry its secured financing agreements at fair value as management did not elect the fair value option for these liabilities. As of March 31, 2022, the fair value of KREF's financing facilities approximated their respective carrying value.

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

KREF consolidates subsidiaries that incur U.S. federal, state and local income taxes, based on the tax jurisdiction in which each subsidiary operates. During the three months ended March 31, 2022 and 2021, KREF recorded no current income tax provision, related to the operations of its taxable REIT subsidiaries and various other state and local taxes. There were no deferred tax assets or liabilities as of March 31, 2022 and December 31, 2021.

As of March 31, 2022, tax years 2017 through 2021 remain subject to examination by taxing authorities.

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in tables in thousands, except per share amounts)
Note 18. Subsequent Events

The following events occurred subsequent to March 31, 2022:

Investing Activities

KREF originated the following loans:

Description/ Location	Property Type	Month Originated	Committed Principal Amount	Initial Principal Funded	Interest Rate (A)	Maturity Date(B)	LTV
Senior Loan, Carrollton, TX	Multifamily	April 2022	$48,477	$43,449	+ 2.9%	April 2027	74%
Senior Loan, Dallas, TX	Multifamily	April 2022	43,890	38,308	+ 2.9%	April 2027	73
Senior Loan, San Antonio, TX	Multifamily	April 2022	57,600	55,200	+ 2.7%	May 2027	79
Total/ Weighted Average			$149,967	$136,957	+ 2.8%		76%

(A)    Floating rate based on Term SOFR.
(B)    Maturity date assumes all extension options are exercised, if applicable.

Financing Activities

In April 2022, KREF increased the borrowing capacity under its Revolver from $520.0 million to $610.0 million.

Corporate Activities

Dividends

In April 2022, KREF paid $29.2 million in dividends on its common stock, or $0.43 per share, with respect to the first quarter of 2022, to stockholders of record on March 31, 2022.

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

Our Manager

We are externally managed by our Manager, KKR Real Estate Finance Manager LLC, an indirect subsidiary of KKR & Co. Inc. KKR is a leading global investment firm with an over 45-year history of leadership, innovation, and investment excellence. KKR manages multiple alternative asset classes, including private equity, real estate, energy, infrastructure and credit, with strategic manager partnerships that manage hedge funds. Our Manager manages our investments and our day-to-day business and affairs in conformity with our investment guidelines and other policies that are approved and monitored by our board of directors. Our Manager is responsible for, among other matters, (i) the selection, origination or purchase and sale of our portfolio investments, (ii) our financing activities and (iii) providing us with investment advisory services. Our Manager is also responsible for our day-to-day operations and performs (or causes to be performed) such services and activities relating to our investments and business and affairs as may be appropriate. Our investment decisions are approved by an investment committee of our Manager that is comprised of senior investment professionals of KKR, including senior investment professionals of KKR's global real estate group. For a summary of certain terms of the management agreement, see Note 15 to our condensed consolidated financial statements included in this Form 10-Q.

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

Earnings (Loss) Per Share and Dividends Declared

The following table sets forth the calculation of basic and diluted net income (loss) per share and dividends declared per share (amounts in thousands, except share and per share data):

	Three Months Ended,
	March 31, 2022	December 31, 2021
Net income attributable to common stockholders	$29,796	$35,198
Weighted-average number of shares of common stock outstanding
Basic	63,086,452	59,364,672
Diluted	69,402,626	59,453,264
Net income per share, basic	$0.47	$0.59
Net income per share, diluted	$0.46	$0.59
Dividends declared per share	$0.43	$0.43

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

Historically, when calculating our share count for purposes of GAAP earnings per diluted share and Distributable Earnings per diluted share, we have excluded the number of shares that may be issued upon the conversion of the Convertible Notes. As a result of updated accounting guidance, beginning with the first quarter of 2022, we are now required to include such shares in our diluted shares outstanding under GAAP notwithstanding that we currently have the intent and ability to settle the Convertible Notes in cash. Accordingly, beginning with the first quarter of 2022, for purposes of calculating Distributable Earnings per diluted weighted average share, the weighted average diluted shares outstanding has been adjusted from the weighted average diluted shares outstanding under GAAP to exclude potential shares that may be issued upon the conversion of the Convertible Notes. Consistent with the treatment of other unrealized adjustments to Distributable Earnings, these potentially issuable shares are excluded until a conversion occurs, which we believe is a useful presentation for investors. We believe that excluding shares issued in connection with a potential conversion of the Convertible Notes from our computation of Distributable Earnings per diluted weighted average share is useful to investors for various reasons, including: (i) conversion of Convertible Notes to shares would require the holder of a note to elect to convert the Convertible Note and for us to elect to settle the conversion in the form of shares, and we currently intend to settle the Convertible Notes in cash; (ii) future conversion decisions by note holders will be based on our stock price in the future, which is presently not determinable; and (iii) we believe that when evaluating our operating performance, investors and potential investors consider our Distributable Earnings relative to our actual distributions, which are based on shares outstanding and not shares that might be issued in the future.

The table below reconciles the weighted average diluted shares under GAAP to the weighted average diluted shares used for Distributable Earnings:

	Three Months Ended,
	March 31, 2022	December 31, 2021
Diluted weighted average common shares outstanding, GAAP	69,402,626	59,453,264
Less: Dilutive shares under assumed conversion of the Convertible Notes (ASU 2020-06)	(6,316,174)	—
Less: Anti-dilutive restricted stock units	—	(88,592)
Diluted weighted average common shares outstanding, Distributable Earnings	63,086,452	59,364,672

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

The following table provides a reconciliation of GAAP net income attributable to common stockholders to Distributable Earnings (amounts in thousands, except share and per share data):

	Three Months Ended,
	March 31, 2022	December 31, 2021
Net Income (Loss) Attributable to Common Stockholders	$29,796	$35,198
Adjustments
Non-cash equity compensation expense	2,126	1,413
Unrealized (gains) or losses(A)	(1,032)	1,463
Provision for (reversal of) credit losses, net	(1,218)	(3,077)
Non-cash convertible notes discount amortization	89	91
Loan write-offs(B)	—	(32,905)
Gain on redemption of non-voting manager units	—	(5,126)
Distributable Earnings	$29,761	$(2,943)
Weighted average number of shares of common stock outstanding
Basic	63,086,452	59,364,672
Adjusted Diluted Shares Outstanding(C)	63,086,452	59,364,672
Distributable Earnings per Diluted Weighted Average Share(C)	$0.47	$(0.05)

(A)    Includes ($1.0) million and ($1.1) million of unrealized mark-to-market adjustment to our RECOP I's underlying CMBS investments for the three months ended March 31, 2022 and December 31, 2021, respectively. Includes $2.5 million non-cash redemption value adjustment of our Special Non-Voting Preferred Stock for the three months ended December 31, 2021.
(B)    Includes $32.1 million write-off on a defaulted senior retail loan which we took title of the underlying property and $0.9 million write-off of the remaining balance on an impaired mezzanine retail loan during the three months ended December 31, 2021.
(C)    See the reconciliation from weighted average diluted shares under GAAP to the adjusted weighted average diluted shares used for Distributable
Earnings above.

Book Value per Share

We believe that book value per share is helpful to stockholders in evaluating the growth of our company as we have scaled our equity capital base and continue to invest in our target assets. The following table calculates our book value per share of common stock (amounts in thousands, except share and per share data):

	March 31, 2022	December 31, 2021
KKR Real Estate Finance Trust Inc. stockholders' equity	$1,649,535	$1,361,434
Series A preferred stock (liquidation preference of $25.00 per share)	(327,750)	(172,500)
Common stockholders' equity	$1,321,785	$1,188,934
Shares of common stock issued and outstanding at period end	67,933,704	61,370,732
Book value per share of common stock	$19.46	$19.37

Book value as of March 31, 2022 included the impact of an estimated CECL credit loss allowance of $22.5 million, or ($0.33) per common share. See Note 2 — Summary of Significant Accounting Policies, to our condensed consolidated financial statements included in this Form 10-Q for detailed discussion of allowance for credit losses.

Our Portfolio

We have established a $7,253.9 million portfolio of diversified investments, consisting primarily of performing senior and mezzanine commercial real estate loans as of March 31, 2022.

Our loan portfolio is 100.0% performing as of March 31, 2022. During the three months ended March 31, 2022, we collected 100.0% of interest payments due on our loan portfolio. As of March 31, 2022, the average risk rating of our loan portfolio was 2.9 (Average Risk), weighted by total loan exposure. As of March 31, 2022, 95.0% of our loans, based on total loan exposure, was risk-rated 3 or better. As of March 31, 2022, the average loan commitment in our portfolio was $128.8 million and multifamily and office loans comprised 75% of our loan portfolio, while hospitality loans comprised 5% of the portfolio.

In addition to our loan portfolio, as of March 31, 2022, as a result of taking title to the collateral of one defaulted senior retail loan, we owned one REO asset with a net carrying value of $78.6 million, comprised of the fair value of the acquired retail property and the capitalized transaction costs, as of March 31, 2022. This property is held for investment and reflected on our consolidated balance sheets at its estimated fair value at the time of acquisition plus related acquisition costs.

Since our IPO, we have continued to execute on our primary investment strategy of originating floating-rate transitional senior loans and, as we continue to scale our loan portfolio, we expect that our originations will continue to be heavily weighted toward floating-rate loans. As of March 31, 2022, 100.0% of our loans by total loan exposure earned a floating rate of interest. We expect the majority of our future investment activity to focus on originating floating-rate senior loans that we finance with our repurchase and other financing facilities, with a secondary focus on originating floating-rate loans for which we syndicate a senior position and retain a subordinated interest for our portfolio. As of March 31, 2022, all of our investments were located in the United States.

The following charts illustrate the diversification and composition of our loan portfolio(A), based on type of investment, interest rate, underlying property type, geographic location, vintage and LTV as of March 31, 2022:

The charts above are based on total outstanding principal amount of our commercial real estate loans.

(A)    Excludes: (i) one REO retail asset on a defaulted loan with net carrying value of $78.6 million as of March 31, 2022, (ii) CMBS B-Piece investments held through RECOP I, an equity method investment and (iii) one impaired mezzanine loan with an outstanding principal of $5.5 million that was fully written off.
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

(D)    Excludes one real estate corporate loan to a multifamily operator with an outstanding principal amount of $41.5 million, representing 0.6% of our commercial real estate loans as of March 31, 2022.
(E)    LTV is generally based on the initial loan amount divided by the as-is appraised value as of the date the loan was originated or by the current principal amount as of the date of the most recent as-is appraised value.

The following table details our quarterly loan activity (dollars in thousands):

	Three Months Ended
	March 31, 2022	December 31, 2021	September 30, 2021	June 30, 2021
Loan originations	$843,624	$1,804,897	$1,536,993	$967,108
Loan fundings(A)	$744,192	$1,680,890	$1,142,969	$558,387
Loan repayments/syndications	(282,282)	(679,749)	(934,899)	(270,980)
Net fundings	461,910	1,001,141	208,070	287,407
PIK interest	464	418	373	458
Write-off	—	(32,905)	—	—
Transfer to REO	—	(77,516)	—	—
Total activity	$462,374	$891,138	$208,443	$287,865
(A)    Includes initial funding of new loans and additional fundings made under existing loans.

The following table details overall statistics for our loan portfolio as of March 31, 2022 (dollars in thousands):

		Total Loan Exposure(A)
	Balance Sheet Portfolio	Total Loan Portfolio	Floating Rate Loans	Fixed Rate Loans
Number of loans	68	67	67	—
Principal balance	$6,821,576	$7,139,613	$7,139,613	$—
Amortized cost	$6,772,884	$7,096,421	$7,096,421	$—
Unfunded loan commitments(B)	$1,449,105	$1,449,105	$1,449,105	$—
Weighted-average cash coupon(C)	4.1%	+ 3.30%	+ 3.30%	n.a.
Weighted-average all-in yield(C)	4.4%	+ 3.60%	+ 3.60%	n.a.
Weighted-average maximum maturity (years)(D)	3.5	3.5	3.5	n.a.
LTV(E)	67%	67%	67%	n.a.

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
(C)     As of March 31, 2022, 87.1% and 12.9% of floating rate loans by loan exposure were indexed to one-month USD LIBOR and Term SOFR, respectively. In addition to cash coupon, all-in yield includes the amortization of deferred origination fees, loan origination costs and purchase discounts.
(D)     Maximum maturity assumes all extension options are exercised by the borrower; however, our loans may be repaid prior to such date. As of March 31, 2022, based on total loan exposure, 66.8% of our loans were subject to yield maintenance or other prepayment restrictions and 33.2% were open to repayment by the borrower without penalty.
(E)     LTV is generally based on the initial loan amount divided by the as-is appraised value as of the date the loan was originated or by the current principal amount as of the date of the most recent as-is appraised value. Weighted average LTV excludes one real estate corporate loan to a multifamily operator with an outstanding principal of $41.5 million as of March 31, 2022.

The table below sets forth additional information relating to our portfolio as of March 31, 2022 (dollars in millions):

	Investment(A)	Location	Property Type	Investment Date	Total Whole Loan(B)	Committed Principal Amount(B)	Current Principal Amount	Net Equity(C)	Coupon(D)(E)		Max Remaining Term (Years)(D)(F)	Loan Per SF / Unit / Key(G)	LTV(D)(H)	Risk Rating
	Senior Loans(J)
1	Senior Loan	Arlington, VA	Multifamily	9/30/2021	$381.0	$381.0	$352.9	$70.2	+	3.2%	4.5	$ 317,965 / unit	69%	3
2	Senior Loan	Bellevue, WA	Office	9/13/2021	520.8	260.4	68.2	16.3	+	3.6	5.0	$ 855 / SF	63	3
3	Senior Loan	Los Angeles, CA	Multifamily	2/19/2021	260.0	260.0	250.0	38.0	+	3.6	3.9	$ 466,400 / unit	68	3
4	Senior Loan	Boston, MA	Life Science	5/24/2018	250.5	250.5	249.0	60.7	+	3.2	1.8	$ 533 / SF	53	1
5	Senior Loan	Mountain View, CA	Office	7/14/2021	362.8	250.0	186.7	44.8	+	3.3	4.4	$ 607 / SF	73	3
6	Senior Loan	New York, NY	Condo (Residential)	12/20/2018	234.5	234.5	214.8	59.2	+	3.6	1.8	$ 1,341 / SF	71	3
7	Senior Loan	Bronx, NY	Industrial	8/27/2021	381.2	228.7	111.3	109.8	+	4.1	4.4	$ 277 / SF	52	3
8	Senior Loan	Various	Multifamily	5/31/2019	216.5	216.5	216.3	38.9	+	4.0	2.2	$ 202,104 / unit	74	3
9	Senior Loan(K)	Various	Industrial	6/30/2021	425.0	212.5	26.5	24.0	+	5.4	4.3	$ 210 / SF	68	3
10	Senior Loan	Minneapolis, MN	Office	11/13/2017	194.4	194.4	194.4	33.0	+	3.8	0.7	$ 179 / SF	65	2
11	Senior Loan	Washington, D.C.	Office	11/9/2021	187.7	187.7	125.9	31.6	+	3.3	4.7	$ 362 / SF	55	3
12	Senior Loan	Boston, MA	Office	2/4/2021	375.0	187.5	187.5	37.4	+	3.3	3.9	$ 506 / SF	71	3
13	Senior Loan	Chicago, IL	Multifamily	6/6/2019	186.0	186.0	179.5	32.4	+	3.6	2.2	$ 364,837 / unit	72	3
14	Senior Loan	The Woodlands, TX	Hospitality	9/15/2021	183.3	183.3	168.9	30.5	+	4.2	4.5	$ 185,810 / key	64	3
15	Senior Loan	Philadelphia, PA	Office	4/11/2019	182.6	182.6	157.0	24.9	+	2.6	2.1	$ 220 / SF	68	4
16	Senior Loan	Washington, D.C.	Office	12/20/2019	175.5	175.5	127.1	43.9	+	3.4	2.8	$ 622 / SF	58	3
17	Senior Loan	West Palm Beach, FL	Multifamily	12/29/2021	171.5	171.5	169.6	25.2	+	2.7	4.8	$ 208,857 / unit	73	3
18	Senior Loan	Chicago, IL	Office	7/15/2019	170.0	170.0	137.6	27.1	+	3.3	2.4	$ 132 / SF	59	3
19	Senior Loan	Boston, MA	Life Science	4/27/2021	332.3	166.2	124.3	20.8	+	3.6	4.1	$ 516 / SF	66	3
20	Senior Loan	Philadelphia, PA	Office	6/19/2018	165.0	165.0	165.0	92.2	+	2.5	1.3	$ 169 / SF	71	4
21	Senior Loan	New York, NY	Multifamily	12/5/2018	163.0	163.0	148.0	22.3	+	4.0	1.7	$ 556,391 / unit	77	3
22	Senior Loan	Oakland, CA	Office	10/23/2020	509.9	159.7	112.3	17.7	+	4.3	3.6	$ 306 / SF	65	3
23	Senior Loan	Plano, TX	Office	2/6/2020	153.7	153.7	135.7	21.2	+	2.7	2.9	$ 188 / SF	63	2
24	Senior Loan	Seattle, WA	Life Science	10/1/2021	188.0	140.3	90.0	23.9	+	3.1	4.5	$ 575 / SF	69	3
25	Senior Loan	Boston, MA	Multifamily	3/29/2019	138.0	138.0	137.0	21.3	+	2.7	2.0	$ 351,282 / unit	59	3
26	Senior Loan	Dallas, TX	Office	12/10/2021	138.0	138.0	135.8	25.0	+	3.6	4.7	$ 432 / SF	68	3
27	Senior Loan	Arlington, VA	Multifamily	1/20/2022	135.3	135.3	130.9	31.5	+	2.9	4.9	$ 436,300 / unit	65	3
28	Senior Loan	Fort Lauderdale, FL	Hospitality	11/9/2018	130.0	130.0	130.0	24.2	+	3.4	1.7	$ 375,723 / key	66	3
29	Senior Loan	San Carlos, CA	Life Science	2/1/2022	195.9	125.0	80.8	19.7	+	3.6	4.9	$ 551 / SF	68	3
30	Senior Loan	Fontana, CA	Industrial	5/11/2021	119.9	119.9	48.7	19.5	+	4.6	4.2	$ 102 / SF	64	3
31	Senior Loan	Irving, TX	Multifamily	4/22/2021	117.6	117.6	110.5	17.6	+	3.3	4.1	$ 121,745 / unit	70	3
32	Senior Loan	Cambridge, MA	Life Science	12/22/2021	401.3	115.7	53.4	14.3	+	3.9	4.8	$ 1072 / SF	51	3
33	Senior Loan	Pittsburgh, PA	Student Housing	6/8/2021	112.5	112.5	112.5	16.9	+	2.9	4.2	$ 155,602 / bed	74	3
34	Senior Loan	Las Vegas, NV	Multifamily	12/28/2021	106.3	106.3	102.0	19.7	+	2.7	4.8	$ 193,182 / unit	61	3
35	Senior Loan	Doral, FL	Multifamily	12/10/2021	212.0	106.0	106.0	20.8	+	2.8	4.7	$ 335,975 / unit	77	3
36	Senior Loan	San Diego, CA	Multifamily	10/20/2021	103.5	103.5	103.5	18.3	+	2.8	4.6	$ 448,052 / unit	71	3
37	Senior Loan	Orlando, FL	Multifamily	12/14/2021	102.4	102.4	88.9	21.3	+	3.0	4.8	$ 234,565 / unit	74	3

	Investment(A)	Location	Property Type	Investment Date	Total Whole Loan(B)	Committed Principal Amount(B)	Current Principal Amount	Net Equity(C)	Coupon(D)(E)		Max Remaining Term (Years)(D)(F)	Loan Per SF / Unit / Key(G)	LTV(D)(H)	Risk Rating
38	Senior Loan	West Hollywood, CA	Multifamily	1/26/2022	102.0	102.0	102.0	15.1	+	3.0	4.9	$ 2,756,757 / unit	65	3
39	Senior Loan	Washington, D.C.	Office	1/13/2022	228.5	100.0	57.4	8.9	+	3.2	5.9	$ 210 / SF	55	3
40	Senior Loan	Phoenix, AZ	Industrial	1/13/2022	195.3	100.0	5.6	3.2	+	4.0	4.9	$ 57 / SF	57	3
41	Senior Loan	Brisbane, CA	Life Science	7/22/2021	95.0	95.0	85.6	17.0	+	3.0	4.4	$ 739 / SF	71	3
42	Senior Loan	State College, PA	Student Housing	10/15/2019	93.4	93.4	87.8	21.7	+	2.7	2.6	$ 73,507 / bed	64	3
43	Senior Loan	Brandon, FL	Multifamily	1/13/2022	90.3	90.3	61.9	8.4	+	3.1	4.9	$ 189,939 / unit	75	3
44	Senior Loan	Dallas, TX	Multifamily	12/23/2021	90.0	90.0	77.5	14.9	+	2.8	4.8	$ 238,488 / unit	67	3
45	Senior Loan	Miami, FL	Multifamily	10/14/2021	89.5	89.5	89.5	17.0	+	2.8	4.6	$ 304,422 / unit	76	3
46	Senior Loan	Denver, CO	Multifamily	6/24/2021	88.5	88.5	88.5	15.4	+	3.0	4.3	$ 295,000 / unit	77	3
47	Senior Loan	Dallas, TX	Office	1/22/2021	87.0	87.0	87.0	21.1	+	3.3	3.9	$ 288 / SF	65	3
48	Senior Loan	Charlotte, NC	Multifamily	12/14/2021	86.8	86.8	76.0	10.8	+	3.0	4.8	$ 206,522 / unit	74	3
49	Senior Loan	New York, NY	Multifamily	3/29/2018	86.0	86.0	86.0	13.2	+	4.0	1.0	$ 462,366 / unit	63	2
50	Senior Loan	Hollywood, FL	Multifamily	12/20/2021	81.0	81.0	81.0	14.6	+	3.0	4.8	$ 327,935 / unit	74	3
51	Senior Loan	Seattle, WA	Office	3/20/2018	80.7	80.7	80.7	13.2	+	4.1	1.0	$ 468 / SF	56	3
52	Senior Loan	Phoenix, AZ	Single Family Rental	4/22/2021	72.1	72.1	18.8	11.2	+	4.8	4.1	$ 157,092 / unit	50	3
53	Senior Loan	Arlington, VA	Multifamily	10/23/2020	141.8	70.9	70.9	11.5	+	3.8	3.5	$ 393,858 / unit	73	3
54	Senior Loan	Denver, CO	Multifamily	9/14/2021	70.3	70.3	69.3	11.0	+	2.7	4.5	$ 286,157 / unit	78	3
55	Senior Loan	Washington, D.C.	Multifamily	12/4/2020	69.0	69.0	66.3	10.3	+	3.5	3.7	$ 265,132 / unit	63	3
56	Senior Loan	Dallas, TX	Multifamily	8/18/2021	68.2	68.2	68.2	9.8	+	3.8	4.4	$ 189,444 / unit	70	3
57	Senior Loan	Manassas Park, VA	Multifamily	2/25/2022	68.0	68.0	68.0	67.5	+	2.7	4.9	$ 223,684 / unit	73	3
58	Senior Loan	Plano, TX	Multifamily	3/31/2022	67.8	67.8	64.2	63.5	+	2.8	5.0	$ 241,165 / unit	75	3
59	Senior Loan	Nashville, TN	Hospitality	12/9/2021	66.0	66.0	64.3	9.8	+	3.6	4.8	$ 279,498 / key	68	3
60	Senior Loan	Atlanta, GA	Multifamily	12/10/2021	61.5	61.5	55.8	13.7	+	2.9	4.8	$ 184,763 / unit	67	3
61	Senior Loan	Durham, NC	Multifamily	12/15/2021	60.0	60.0	50.3	8.4	+	2.9	4.8	$ 145,740 / unit	67	3
62	Senior Loan	Sharon, MA	Multifamily	12/1/2021	56.9	56.9	56.9	8.3	+	2.8	4.7	$ 296,484 / unit	70	3
63	Senior Loan	Queens, NY	Industrial	2/22/2022	55.3	55.3	52.0	51.7	+	4.0	1.9	$ 84 / SF	68	3
64	Senior Loan	Georgetown, TX	Multifamily	12/16/2021	41.8	41.8	41.8	10.1	+	3.3	4.8	$ 199,048 / unit	68	3
65	Senior Loan(L)	New York, NY	Condo (Residential)	8/4/2017	32.6	32.6	32.6	32.6	+	4.2	—	$ 1,244 / SF	73	4
66	Senior Loan	Denver, CO	Industrial	12/11/2020	28.8	28.8	13.7	13.3	+	3.8	3.8	$ 58 / SF	61	3
	Total/Weighted Average Senior Loans Unlevered				$10,837.1	$8,590.0	$7,098.1	$1,743.3	+	3.3%	3.5		67%	2.9
	Non-Senior Loans
1	Corporate	n.a.	Multifamily	12/11/2020	103.8	41.5	41.5	41.0	+	12.0	3.7	n.a.	n.a.	3
	Total/Weighted Average Non-Senior Loans Unlevered				$103.8	$41.5	$41.5	$41.0	+	12.0%	3.7		n.a.	3.0
	CMBS B-Pieces
1	RECOP I(I)	Various	Various	2/13/2017	n.a.	40.0	35.7	35.7		4.6	7.2	n.a.	58	n.a.
	Total/Weighted Average CMBS B-Pieces Unlevered					$40.0	$35.7	$35.7		4.6%	7.2		58%
	Real Estate Owned
1	Real Estate Asset	Portland, OR	Retail	12/16/2021	n.a.	n.a.	78.6	78.4		n.a.	n.a.	n.a.	n.a.	n.a.

Investment(A)	Location	Property Type	Investment Date	Total Whole Loan(B)	Committed Principal Amount(B)	Current Principal Amount	Net Equity(C)	Coupon(D)(E)	Max Remaining Term (Years)(D)(F)	Loan Per SF / Unit / Key(G)	LTV(D)(H)	Risk Rating
Total/Weighted Average Real Estate Owned						$78.6	$78.4
Grand Total / Weighted Average					$8,671.5	$7,253.9	$1,898.4	4.1%	3.6		67%	2.9
n

*    Numbers presented may not foot due to rounding.
(A)    Our total portfolio represents the current principal amount on senior, mezzanine and corporate loans, net equity in RECOP I, which holds CMBS B-Piece investments, and net carrying value of our sole REO investment. Excludes one impaired mezzanine loan with an outstanding principal of $5.5 million that was fully written off.
For Senior Loan 12, the total whole loan is $375.0 million, co-originated and co-funded by us and a KKR affiliate. Our interest was 50% of the loan or $187.5 million, of which $150.0 million in senior notes were syndicated to a third party. Post syndication, we retained a mezzanine loan with a commitment of $37.5 million, fully funded as of March 31, 2022, at an interest rate of L+7.9%.
For Senior Loan 13, the total whole loan is $186.0 million, of which an $81.6 million senior note was syndicated to a third party lender. Post syndication, we retained the mezzanine loan and a 45% interest in the senior loan with a total commitment of $104.4 million, of which $100.7 million was funded as of March 31, 2022, at a blended interest rate of L+4.7%.
For Senior Loan 22, the total whole loan is $509.9 million, co-originated and co-funded by us and a KKR affiliate. Our interest was 31% of the loan or $159.7 million, of which $134.7 million in senior notes were syndicated to third party lenders. Post syndication, we retained a mezzanine loan with a commitment of $25.0 million, of which $17.6 million was funded as of March 31, 2022, at an interest rate of L+12.9%.
(B)    Total Whole Loan represents total commitment of the entire whole loan originated. Committed Principal Amount includes participations by KKR affiliated entities and third parties that are syndicated/sold.
(C)    Net equity reflects (i) the amortized cost basis of our loans, net of borrowings; and (ii) the cost basis of our investments in RECOP I and REO.
(D)    Weighted average is weighted by the current principal amount for our senior, mezzanine and corporate loans and by net equity for our RECOP I CMBS B-Pieces.
(E)    Coupon expressed as spread over the relevant floating benchmark rates, which include one-month LIBOR and Term SOFR, as applicable to each loan. As of March 31, 2022, 87.1% and 12.9% of floating rate loans by principal amount were indexed to one-month LIBOR and Term SOFR, respectively.
(F)    Max remaining term (years) assumes all extension options are exercised, if applicable.
(G)    Loan Per SF / Unit / Key is based on the current principal amount divided by the current SF / Unit / Key. For Senior Loans 2, 7, 9, 30, 32, 40, 52, and 66, Loan Per SF / Unit / Key is calculated as the total commitment amount of the loan divided by the proposed SF / Unit / Key.
(H)    For senior loans, LTV is generally based on the initial loan amount divided by the as-is appraised value as of the date the loan was originated or by the current principal amount as of the date of the most recent as-is appraised value; for mezzanine loans, LTV is based on the current balance of the whole loan divided by the as-is appraised value as of the date the loan was originated; for RECOP I CMBS B-Pieces, LTV is based on the weighted average LTV of the underlying loan pool at issuance. Weighted Average LTV excludes one fully funded corporate loan to a multifamily operator with an outstanding principal amount of $41.5 million.
For Senior Loan 6, LTV is based on the initial loan amount divided by the appraised bulk sale value assuming a condo-conversion and no renovation.
For Senior Loan 65, LTV is based on the current principal amount divided by the adjusted appraised gross sellout value net of sales cost.
For Senior Loans 2, 7, 9, 30, 32, 40, 52 and 66, LTV is calculated as the total commitment amount of the loan divided by the as-stabilized value as of the date the loan was originated.
(I)    Represents our investment in an aggregator vehicle alongside RECOP I that invests in CMBS B-Pieces. Committed principal represents our total commitment to the aggregator vehicle whereas current principal represents the current funded amount.
(J)    Senior loans include senior mortgages and similar credit quality investments, including junior participations in our originated senior loans for which we have syndicated the senior participations and retained the junior participations for our portfolio and excludes vertical loan participations.
(K)    For Senior Loan 9, the total whole loan facility is $425.0 million, co-originated and co-funded by us and a KKR affiliate. Our interest was 50% of the facility or $212.5 million. The facility is comprised of individual cross-collateralized whole loans. As of March 31, 2022, there were six underlying senior loans in the facility with a commitment of $65.9 million and outstanding principal of $26.5 million.
(L)    For Senior Loan 65, Loan per SF of $1,244 is based on the allocated loan amount of the residential units. Excluding the value of the retail and parking components of the collateral, the Loan per SF is $1,928 based on allocating the full amount of the loan to only the residential units.

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

As of March 31, 2022, the average risk rating of our loan portfolio was 2.9 (Average Risk), weighted by total loan exposure, consistent with that as of December 31, 2021.

March 31, 2022					December 31, 2021
Risk Rating	Number of Loans	Carrying Value	Total Loan Exposure(A)	Total Loan Exposure %	Number of Loans	Carrying Value	Total Loan Exposure(A)	Total Loan Exposure %
1	1	$248,860	$249,010	3.5%	1	$243,549	$243,552	3.6%
2	3	415,329	416,147	5.8	3	410,293	411,424	6.2
3	60	5,753,587	6,119,804	85.7	54	5,268,590	5,627,927	84.3
4	3	355,108	354,652	5.0	4	394,301	394,336	5.9
5	1	—	—	—	1	—	—	—
Total loan receivable	68	$6,772,884	$7,139,613	100.0%	63	$6,316,733	$6,677,239	100.0%
Allowance for credit losses		(20,676)				(22,244)
Loan receivable, net		$6,752,208				$6,294,489

(A)    In certain instances, we finance our loans through the non-recourse sale of a senior interest that is not included in our condensed consolidated financial statements under GAAP. Total loan exposure includes the entire loan we originated and financed, including $323.5 million and $318.6 million of such non-consolidated senior interests as of March 31, 2022 and December 31, 2021, respectively.

CMBS B-Piece Investments

Our current CMBS exposure is through RECOP I, an equity method investment. Our Manager has processes and procedures in place to monitor and assess the credit quality of our CMBS B-Piece investments and promote the regular and active management of these investments. This includes reviewing the performance of the real estate assets underlying the loans that collateralize the investments and determining the impact of such performance on the credit and return profile of the investments. Our Manager holds monthly surveillance calls with the special servicer of our CMBS B-Piece investments to monitor the performance of our portfolio and discuss issues associated with the loans underlying our CMBS B-Piece investments. At each meeting, our Manager is provided with a due diligence submission for each loan underlying our CMBS B-Piece investments, which includes both property- and loan-level information. These meetings assist our Manager in monitoring our portfolio, identifying any potential loan issues, determining if a re-underwriting of any loan is warranted and examining the timing and severity of any potential losses or impairments.

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

Our Non-Mark-to-Market Financing Sources, which accounted for 79% of our total secured financing (excluding our corporate revolver) as of March 31, 2022, are not subject to credit or capital markets mark-to-market provisions. The remaining 21% of our secured borrowings, which is primarily comprised of three master repurchase agreements, are only subject to credit marks.

We continue to expand and diversify our financing sources, especially those sources that provide non-mark-to-market financing, reducing our exposure to market volatility.

The following table summarizes our portfolio financing (dollars in thousands):

		Portfolio Financing Outstanding Principal Balance
	Non-/Mark-to-Market	March 31, 2022	December 31, 2021
Master repurchase agreements	Mark-to-Credit	$1,204,289	$1,554,808
Collateralized loan obligations	Non-Mark-to-Market	1,942,750	1,095,250
Term lending agreements	Non-Mark-to-Market	942,580	1,117,627
Term loan financing	Non-Mark-to-Market	898,959	870,458
Secured term loan	Non-Mark-to-Market	349,125	350,000
Asset specific financing	Non-Mark-to-Market	—	60,000
Warehouse facility	Non-Mark-to-Market	—	—
Non-consolidated senior interests	Non-Mark-to-Market	323,537	318,634
Total portfolio financing		$5,661,240	$5,366,777

Financing Agreements

The following table details our financing agreements (dollars in thousands):

	March 31, 2022
	Maximum	Collateral	Borrowings
	Facility Size(A)	Assets(B)	Potential(C)	Outstanding	Available
Master Repurchase Agreements
Wells Fargo	$1,000,000	$894,440	$670,830	$665,620	$5,210
Morgan Stanley	600,000	612,504	458,695	433,368	25,327
Goldman Sachs	240,000	189,087	135,899	105,301	30,598
Term Loan Facility	1,000,000	1,141,803	898,959	898,959	—
Term Lending Agreements
KREF Lending V	633,388	761,770	606,474	602,113	4,361
KREF Lending IX	750,000	422,826	341,057	340,467	590
Warehouse Facility
HSBC	500,000	—	—	—	—
Asset Specific Financing
BMO Facility	300,000	—	—	—	—
Revolver	520,000	—	520,000	—	520,000
	$5,543,388	$4,022,430	$3,631,914	$3,045,828	$586,086

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

Each of our existing master repurchase facilities includes "credit mark-to-market" features. "Credit mark-to-market" provisions in repurchase facilities are designed to keep the lenders' credit exposure generally constant as a percentage of the underlying collateral value of the assets pledged as security to them. If the credit underlying collateral value decreases, the gross amount of leverage available to us will be reduced as our assets are marked-to-market, which would reduce our liquidity. The lender under the applicable repurchase facility sets the valuation and any revaluation of the collateral assets in its sole, good faith discretion. As a contractual matter, the lender has the right to reset the value of the assets at any time based on then-current market conditions, but the market convention is to reassess valuations on a monthly, quarterly and annual basis using the financial information delivered pursuant to the facility documentation regarding the real property, borrower and guarantor under such underlying loans. Generally, if the lender determines (subject to certain conditions) that the market value of the collateral in a repurchase transaction has decreased by more than a defined minimum amount, the lender may require us to provide additional collateral or lead to margin calls that may require us to repay all or a portion of the funds advanced. We closely monitor our liquidity and intend to maintain sufficient liquidity on our balance sheet in order to meet any margin calls in the event of any significant decreases in asset values. As of March 31, 2022 and December 31, 2021, the weighted average haircut under our repurchase agreements was 29.0% and 30.3%, respectively (or 25.4% and 25.9%, respectively, if we had borrowed the maximum amount approved by its repurchase agreement counterparties as of such dates). In addition, our existing master repurchase facilities are not entirely term-matched financings and may mature before our CRE debt investments that represent underlying collateral to those financings. As we negotiate renewals and extensions of these liabilities, we may experience lower advance rates and higher pricing under the renewed or extended agreements.

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

The following table summarizes our borrowings under the Term Loan Facility (dollars in thousands):

	March 31, 2022
Term Loan Facility	Count	Outstanding Principal	Amortized Cost	Carrying Value	Wtd. Avg. Yield/Cost(A)	Guarantee(B)	Wtd. Avg. Term(C)
Collateral assets	13	$1,141,803	$1,139,773	$1,132,639	+ 3.3%	n.a.	October 2024
Financing provided	n.a.	898,959	898,959	898,959	L + 1.6%	n.a.	October 2024
(A)     Collateral loan assets are indexed to one-month LIBOR and/or Term SOFR. In addition to cash coupon, yield/cost includes the amortization of deferred origination/financing costs.
(B)    Financing under the Term Loan Facility is non-recourse to us.
(C)    The weighted-average term is weighted by outstanding principal, using the maximum maturity date of the underlying loans assuming all extension options are exercised by the borrower.

Term Lending Agreements

In June 2019, we entered into a Master Repurchase and Securities Contract Agreement ("KREF Lending V Facility") with Morgan Stanley Mortgage Capital Holdings LLC ("Administrative Agent"), as administrative agent on behalf of Morgan Stanley Bank, N.A. ("Initial Buyer"), which provides non-mark-to-market financing. In March 2021, the current stated maturity was extended to June 2022, subject to four additional one-year extension options, which may be exercised by us upon the satisfaction of certain customary conditions and thresholds. The Initial Buyer subsequently syndicated a portion of the facility to multiple financial institutions. As of March 31, 2022, the Initial Buyer held 24.2% of the total commitment under the facility. Borrowings under the facility are collateralized by certain loans, held for investment, and bear interest equal to one-month LIBOR, plus a 1.9% margin.

In July 2021, we entered into a $500.0 million Master Repurchase and Securities Contract Agreement with a financial institution (“KREF Lending IX Facility”). In March 2022, we increased the borrowing capacity to $750.0 million. The facility, which provides financing on a non-mark-to-market basis with partial recourse to us, has a three-year draw period and matched term to the underlying loans.

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

Revolving Credit Agreement

In March 2022, we upsized our corporate revolving credit facility (“Revolver”), administered by Morgan Stanley Senior Funding, Inc., to $520.0 million and extended the maturity date to March 2027. We may use our Revolver as a source of financing, which is designed to provide short-term liquidity to originate or de-lever loans, pay operating expenses and borrow amounts for general corporate purposes. Borrowings under the Revolver bear interest at a per annum rate equal to the sum of (i) Term SOFR and (ii) a fixed margin. Our Revolver is secured by corporate level guarantees and does not include asset-based collateral.

Collateralized Loan Obligations

In August 2021, we financed a pool of loan participations from our existing loan portfolio through a managed collateralized loan obligation ("CLO" or "KREF 2021-FL2") and, in February 2022, we financed a pool of loan participations from our existing multifamily loan portfolio through a managed CLO ("KREF 2022-FL3"). The CLOs provide us with match-term financing on a non-mark-to-market and non-recourse basis. The CLOs have a two-year reinvestment feature that allows principal proceeds of the collateral assets to be reinvested in qualifying replacement assets, subject to the satisfaction of certain conditions set forth in the indentures.

The following table outlines the CLO collateral assets and respective borrowing (dollars in thousands):

	March 31, 2022
	Count	Outstanding Principal	Amortized Cost	Carrying Value	Wtd. Avg. Yield/Cost(A)	Wtd. Avg. Term(B)
KREF 2021-FL2
Collateral assets(C)	21	$1,300,000	$1,300,000	$1,295,901	+ 3.4%	August 2025
Financing provided	1	1,095,250	1,089,080	1,089,080	L + 1.7%	February 2039
KREF 2022-FL3
Collateral assets(C)	16	1,000,000	1,000,000	997,782	+ 3.0%	September 2026
Financing provided	1	847,500	840,537	840,537	S + 2.1%	February 2039

(A)Expressed as a spread over the relevant benchmark rates, which include one-month LIBOR and Term SOFR, as applicable to each loan. As of March 31, 2022, 96.4% and 3.6% of the CLO collateral loan assets by principal balance earned a floating rate of interest indexed to one-month LIBOR and Term SOFR, respectively. In addition to cash coupon, yield/cost includes the amortization of deferred origination/financing costs.
(B)Loan term represents weighted-average final maturity, assuming all extension options are exercised by the borrower, weighted by outstanding principal. Repayments of CLO notes are dependent on timing of underlying collateral loan asset repayments post reinvestment period. The term of the CLO notes represents the rated final distribution date.
(C)Collateral loan assets represent 33.7% of the principal of our commercial real estate loans as of March 31, 2022. As of March 31, 2022, 100% of our loans financed through the CLOs are floating rate loans.

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

The following table details the subordinate interests retained on our balance sheet and the related non-consolidated senior interests (dollars in thousands):

	March 31, 2022
Non-Consolidated Senior Interests	Count	Principal Balance	Carrying Value	Wtd. Avg. Yield/Cost	Guarantee	Wtd. Avg. Term
Total loan	3	$479,344	n.a.	L + 3.6%	n.a.	June 2025
Senior participation	3	323,537	n.a.	L + 2.3%	n.a.	August 2025
Interests retained		155,807		L + 6.4%		December 2024

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

In November 2021, we completed a repricing of a $297.8 million existing secured term loan and a $52.2 million add-on, for an aggregate principal amount of $350.0 million, which was issued at par. The new secured term loan bears interest at LIBOR plus a 3.50% margin, and is subject to a 0.50% LIBOR floor, which is an aggregate improvement of 1.75% over the 2020 secured term loan.

The secured term loan matures on September 1, 2027 and contains restrictions relating to liens, asset sales, indebtedness, investments and transactions with affiliates. Our secured term loan is secured by corporate level guarantees and does not include asset-based collateral. Refer to Notes 2 and 7 to our condensed consolidated financial statements for additional discussion of our secured term loan.

Convertible Notes

We may issue convertible debt to take advantage of favorable market conditions. In May 2018, we issued $143.75 million of 6.125% Convertible Notes due on May 15, 2023. The Convertible Notes bear interest at a rate of 6.125% per year, payable semi-annually in arrears on May 15 and November 15 of each year, beginning on November 15, 2018. The Convertible Notes mature on May 15, 2023, unless earlier repurchased or converted. Refer to Notes 2 and 8 to our condensed consolidated financial statements for additional discussion of our Convertible Notes.

Borrowing Activities

The following tables provide additional information regarding our borrowings (dollars in thousands):

		Three Months Ended March 31, 2022
	Outstanding Principal as of March 31, 2022	Average Daily Amount Outstanding(A)	Maximum Amount Outstanding	Weighted Average Daily Interest Rate
Wells Fargo	$665,620	$775,874	$980,593	1.6%
Morgan Stanley	433,368	471,188	564,665	2.0
Goldman Sachs	105,301	153,422	192,313	2.3
Term Loan Facility	898,959	902,148	918,959	1.8
KREF Lending V	602,113	609,870	617,627	2.1
KREF Lending IX	340,467	394,996	500,000	1.9
BMO Facility	—	8,000	60,000	1.8
Revolver	—	19,333	140,000	2.1
Total/Weighted Average	$3,045,828			1.9%

(A)     Represents the average for the period the facility was outstanding.

	Average Daily Amount Outstanding(A)
	Three Months Ended
	March 31, 2022	December 31, 2021
Wells Fargo	$775,874	$566,984
Morgan Stanley	471,188	326,625
Goldman Sachs	153,422	99,140
Term Loan Facility	902,148	933,928
KREF Lending V	609,870	638,958
KREF Lending IX	394,996	422,974
BMO Facility	8,000	60,000
Revolver	19,333	119,837

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
•a minimum consolidated tangible net worth covenant (75.0% of the aggregate net cash proceeds of any equity issuances made and any capital contributions received by us and KKR Real Estate Finance Holdings L.P. (our "Operating Partnership") or up to approximately $1,309.4 million, depending on the agreement;
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

As of March 31, 2022, we were in compliance with the covenants of our financing facilities.

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

Concurrently with taking the title of our sole REO asset, we contributed the majority of the REO's net assets to a joint venture with a third party local development operator (“JV Partner”), whereby we have a 90% interest in the joint venture and the JV

Partner has a 10% interest. As of March 31, 2022, the joint venture held REO assets with a net carrying value of $68.9 million. We have priority of distributions up to $68.8 million before the JV Partner can participate in the economics of the joint venture.

Results of Operations

Three Months Ended March 31, 2022 Compared to Three Months Ended December 31, 2021

The following table summarizes the changes in our results of operations for the three months ended March 31, 2022 and
December 31, 2021 (dollars in thousands, except per share data):

	Three Months Ended,		Increase (Decrease)
	March 31, 2022	December 31, 2021	Dollars	Percentage
Net Interest Income
Interest income	$73,230	$72,715	$515	0.7%
Interest expense	32,459	30,266	2,193	7.2
Total net interest income	40,771	42,449	(1,678)	(4.0)
Other Income
Revenue from real estate owned operations	2,629	—	2,629	100.0
Income (loss) from equity method investments	1,886	1,863	23	1.2
Gain (loss) on sale of investments	—	5,126	(5,126)	(100.0)
Other income	1,915	390	1,525	391.0
Total other income (loss)	6,430	7,379	(949)	(12.9)
Operating Expenses
General and administrative	4,446	3,383	1,063	31.4
Provision for (reversal of ) credit losses, net	(1,218)	(3,077)	1,859	60.4
Management fee to affiliate	6,007	5,289	718	13.6
Incentive compensation to affiliate	—	3,463	(3,463)	(100.0)
Expenses from real estate owned operations	2,554	—	2,554	100.0
Total operating expenses	11,789	9,058	2,731	30.2
Income (Loss) Before Income Taxes, Noncontrolling Interests, Preferred Dividends, Redemption Value Adjustment and Participating Securities' Share in Earnings	35,412	40,770	(5,358)	(13.1)
Income tax expense	—	427	(427)	(100.0)
Net Income (Loss)	35,412	40,343	(4,931)	(12.2)
Noncontrolling interests in (income) loss of consolidated joint venture	56	—	56	100.0
Net Income (Loss) Attributable to KKR Real Estate Finance Trust Inc. and Subsidiaries	35,468	40,343	(4,875)	(12.1)
Preferred stock dividends and redemption value adjustment	5,326	4,966	360	7.2
Participating securities' share in earnings	346	179	167	93.3
Net Income (Loss) Attributable to Common Stockholders	$29,796	$35,198	$(5,402)	(15.3)%

Net Income (Loss) Per Share of Common Stock
Basic	$0.47	$0.59	$(0.12)	(19.9)%
Diluted	$0.46	$0.59	$(0.13)	(21.9)%

Weighted Average Number of Shares of Common Stock Outstanding
Basic	63,086,452	59,364,672	3,721,780	6.3%
Diluted	69,402,626	59,453,264	9,949,362	16.7%

Dividends Declared per Share of Common Stock	$0.43	$0.43	$—	—%

Net Interest Income

Net interest income decreased by $1.7 million during the three months ended March 31, 2022, compared to the three months ended December 31, 2021. This decrease was primarily due to an increase in the weighted-average index rates, including LIBOR and Term SOFR, which increased our interest expense compared to the prior quarter. Interest income increased slightly due to an increase in the weighted average principal of our loan portfolio of $824.0 million, partially offset by a decrease in the weighted average coupon.

In addition, we recognized $6.1 million of deferred loan fees and origination discounts accreted into interest income during the three months ended March 31, 2022, as compared to $7.1 million during the three months ended December 31, 2021. We recorded $4.8 million of deferred financing costs amortization into interest expense during the three months ended March 31, 2022, as compared to $5.2 million during the three months ended December 31, 2021.

Other Income

Total other income decreased by $0.9 million during the three months ended March 31, 2022, as compared to the three months ended December 31, 2021. This decrease was primarily due to a non-recurring $5.1 million gain from the redemption of our equity method investment in the Manager during the three months ended December 31, 2021, which was partially offset by a $2.6 million increase in REO operating revenue and $1.3 million of profit sharing income in connection with the repayment of an industrial senior loan during the three months ended March 31, 2022.

Operating Expenses

Total operating expenses increased by $2.7 million during the three months ended March 31, 2022, as compared to the three months ended December 31, 2021. This increase was primarily due to (i) a net increase of $1.9 million in provision for credit losses, (ii) a $2.6 million increase in REO operating expenses and (iii) a $0.7 million increase in noncash stock-based compensation expense. This increase was partially offset by a $3.5 million decrease in Manager incentive compensation for the three months ended March 31, 2022.

Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021

The following table summarizes the changes in our results of operations for the three months ended March 31, 2022 and 2021 (dollars in thousands, except per share data):

	Three Months Ended March 31,		Increase (Decrease)
	2022	2021	Dollars	Percentage
Net Interest Income
Interest income	$73,230	$64,766	$8,464	13.1%
Interest expense	32,459	27,383	5,076	18.5
Total net interest income	40,771	37,383	3,388	9.1
Other Income
Revenue from real estate owned operations	2,629	—	2,629	100.0
Income (loss) from equity method investments	1,886	1,090	796	73.0
Other income	1,915	66	1,849	2,801.5
Total other income (loss)	6,430	1,156	5,274	456.2
Operating Expenses
General and administrative	4,446	3,505	941	26.8
Provision for (reversal of ) credit losses, net	(1,218)	(1,588)	370	23.3
Management fee to affiliate	6,007	4,290	1,717	40.0
Incentive compensation to affiliate	—	2,192	(2,192)	(100.0)
Expenses from real estate owned operations	2,554	—	2,554	100.0
Total operating expenses	11,789	8,399	3,390	40.4
Income (Loss) Before Income Taxes, Noncontrolling Interests, Preferred Dividends, Redemption Value Adjustment and Participating Securities' Share in Earnings	35,412	30,140	5,272	17.5
Income tax expense	—	48	(48)	(100.0)
Net Income (Loss)	35,412	30,092	5,320	17.7
Noncontrolling interests in (income) loss of consolidated joint venture	56	—	56	100.0
Net Income (Loss) Attributable to KKR Real Estate Finance Trust Inc. and Subsidiaries	35,468	30,092	5,376	17.9
Preferred stock dividends and redemption value adjustment	5,326	908	4,418	486.6
Participating securities' share in earnings	346	—	346	100.0
Net Income (Loss) Attributable to Common Stockholders	$29,796	$29,184	$612	2.1%

Net Income (Loss) Per Share of Common Stock
Basic	$0.47	$0.52	$(0.05)	(9.2)%
Diluted	$0.46	$0.52	$(0.06)	(11.4)%

Weighted Average Number of Shares of Common Stock Outstanding
Basic	63,086,452	55,619,428	7,467,024	13.4%
Diluted	69,402,626	55,731,061	13,671,565	24.5%

Dividends Declared per Share of Common Stock	$0.43	$0.43	$—	—%

Net Interest Income

Net interest income increased by $3.4 million, during the three months ended March 31, 2022, as compared to the three months ended March 31, 2021. This increase was primarily due to an increase in the weighted average principal of our loan portfolio of $1,565.5 million for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021, as a result of continuing capital deployment from loan repayments and deployment of the proceeds from the preferred and common stock issuances.

The increase in interest expense was primarily due to an increase in market rates and an increase in the weighted average principal balance of our financing facilities of $1,299.6 million for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021. The proceeds from our financing facilities were used to fund our loan originations and funding on previously closed loans.

In addition, we recognized $6.1 million of deferred loan fees and origination discounts accreted into interest income during the three months ended March 31, 2022, as compared to $4.8 million during the three months ended March 31, 2021. We recorded $4.8 million of deferred financing costs amortization into interest expense during the three months ended March 31, 2022, as compared to $3.7 million during the three months ended March 31, 2021.

Other Income

Total other income increased by $5.3 million during the three months ended March 31, 2022, as compared to the three months ended March 31, 2021. This increase was primarily due to a $2.6 million increase in REO operating revenue and $1.3 million of profit sharing income in connection with the repayment of an industrial senior loan during the three months ended March 31, 2022. In addition, we recognized a $1.0 million unrealized mark-to-market gain on our RECOP I's underlying CMBS investments during the three months ended March 31, 2022, as compared to a de minimis unrealized mark-to-market gain during the three months ended March 31, 2021.

Operating Expenses

Total operating expenses increased by $3.4 million during the three months ended March 31, 2022, as compared to the three months ended March 31, 2021. This increase was primarily due to a (i) net increase of $0.4 million in the provision for credit losses, (ii) $1.7 million increase in management fees resulting from our preferred and common stock issuances and (iii) $2.6 million increase in REO operating expenses. This increase was partially offset by a $2.2 million decrease in incentive fee during the three months ended March 31, 2022.

The following table provides additional information regarding total operating expenses (dollars in thousands):

	Three Months Ended
	March 31, 2022	December 31, 2021	September 30, 2021	June 30, 2021	March 31, 2021
Operating expenses	$2,320	$1,970	$1,632	$1,694	$1,513
Stock-based compensation	2,126	1,413	2,027	1,994	1,992
Total general and administrative expenses	4,446	3,383	3,659	3,688	3,505
Provision for (reversal of) credit losses, net	(1,218)	(3,077)	1,165	(559)	(1,588)
Management fee to affiliate	6,007	5,289	4,964	4,835	4,290
Incentive compensation to affiliate	—	3,463	2,215	2,403	2,192
Expenses from real estate owned operations	2,554	—	—	—	—
Total operating expenses	$11,789	$9,058	$12,003	$10,367	$8,399

COVID-19 Impact

Since its onset in 2020, the COVID-19 pandemic has created significant disruption in global supply chains, increased rates of unemployment and adversely impacted many industries, including industries related to the collateral underlying certain of our loans.

In 2021 and 2022, the global economy has, with certain setbacks, begun reopening and wider distribution of vaccines will likely encourage greater economic activity. Although we have observed signs of economic recovery and are generally encouraged by the response of our borrowers, the pandemic has resulted in, and may continue to result in, declines in rental rates and increases in rental concessions, including free rent to renew tenants early, to retain tenants who are up for renewal or to attract new tenants, or rent abatements for tenants severely impacted by the COVID-19 pandemic. In addition, the COVID-19 pandemic continues to disrupt global supply chains, has caused labor shortages and has added broad inflationary pressures, which has a potential negative impact on our borrowers’ ability to execute on their business plans and potentially their ability to perform under the terms of their loan obligations. Further, declines in economic conditions caused by the COVID-19 pandemic could negatively impact real estate and real estate capital markets and result in lower occupancy, lower rental rates and declining values in our portfolio, which could adversely impact the value of our investments, making it more difficult for us to make distributions or meet our financing obligations.

We believe any future impact of COVID-19 on our business, financial performance and operating results will in part be significantly driven by a number of factors that we are unable to predict or control, including, for example: the severity and duration of the pandemic; the distribution and acceptance of vaccines and their impact on the timing and speed of economic recovery; the spread of new variants of the virus; the pandemic’s impact on the U.S. and global economies, including concerns regarding additional surges of the pandemic or the expansion of the economic impact thereof as a result of certain jurisdictions “re-opening” or otherwise lifting certain restrictions prematurely; the availability of U.S. federal, state, local or non-U.S. funding programs aimed at supporting the economy during the COVID-19 pandemic, including uncertainties regarding the potential implementation of new or extended programs; the timing, scope and effectiveness of additional governmental responses to the pandemic; and the negative impact on our financing sources, vendors and other business partners that may indirectly adversely affect us.

Liquidity and Capital Resources

Overview

We have capitalized our business to date primarily through the issuance and sale of our common stock and preferred stock, borrowings from Non-Mark-to-Market Financing Sources(1), borrowings from three master repurchase agreements, the issuance and sale of convertible notes and our secured term loan. Our Non-Mark-to-Market Financing Sources, which accounted for 79% of our total secured financing (excluding our corporate Revolver) as of March 31, 2022, are not subject to credit or capital markets mark-to-market provisions. The remaining 21% of our secured borrowings, which are comprised of three master repurchase agreements, are only subject to credit marks. We have not received any margin calls on our master repurchase agreements to date, nor do we expect any at this time.

Our primary sources of liquidity include $173.2 million of cash on our consolidated balance sheet, $520.0 million of available capacity on our corporate revolver, $61.1 million of available borrowings under our financing arrangements based on existing collateral and cash flows from operations. In addition, we had $377.3 million of unencumbered senior loans that can be financed, as of March 31, 2022. Our corporate revolver and secured term loan are secured by corporate level guarantees and do not include asset-based collateral. We may seek additional sources of liquidity from syndicated financing, other borrowings (including borrowings not related to a specific investment) and future offerings of equity and debt securities.

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

As described in Note 10 to our condensed consolidated financial statements, we have off-balance sheet arrangements related to VIEs that we account for using the equity method of accounting and in which we hold an economic interest or have a capital commitment. Our maximum risk of loss associated with our interests in these VIEs is limited to the carrying value of our investment in the entity and any unfunded capital commitments. As of March 31, 2022, we held $36.6 million of interests in such entities, which does not include a remaining commitment of $4.3 million to RECOP I that we are required to fund if called.

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

To facilitate future offerings of equity, debt and other securities, we have in place an effective shelf registration statement (the “Shelf”) with the SEC. The amount of securities to be issued pursuant to this Shelf was not specified when it was filed and there is no specific dollar limit on the amount of securities we may issue. The securities covered by this Shelf include: (i) common stock, (ii) preferred stock, (iii) depository shares, (iv) debt securities, (v) warrants, (vi) subscription rights, (vii) and purchase contracts, and (viii) units. The specifics of any future offerings, along with the use of proceeds of any securities offered, will be described in detail in a prospectus supplement, or other offering material, at the time of any offering. In January 2022, we issued 6,210,000 shares of 6.50% Series A Preferred Stock under the Shelf, which included the exercise of the underwriters option to purchase additional shares of Series A Preferred Stock, and received net proceeds after underwriting discounts and commissions of $151.2 million. In March 2022, we issued 6,494,155 shares of Common Stock under the Shelf, which included the partial exercise of the underwriters’ option to purchase additional shares of Common Stock, and received net proceeds after underwriting discounts and commissions of $133.8 million.

(1)    Comprised of term loan financing, term lending agreements, collateralized loan obligations, secured term loan, warehouse facility, asset specific financing, and non-consolidated senior interests.

We have also entered into an equity distribution agreement with certain sales agents, pursuant to which we may sell, from time to time, up to an aggregate sales price of $100.0 million of our common stock, pursuant to a continuous offering program (the “ATM”), under the Shelf. Sales of our common stock made pursuant to the ATM may be made in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act. During the three months ended March 31, 2022, we issued and sold 68,817 shares of common stock under the ATM, generating net proceeds totaling $1.4 million. As of March 31, 2022, $98.6 million remained available for issuance under the ATM.

See Notes 5, 6, 7, 8 and 11 to our condensed consolidated financial statements for additional details regarding our secured financing agreements, collateralized loan obligations, secured term loan, convertible notes and stock activity.

Debt-to-Equity Ratio and Total Leverage Ratio

The following table presents our debt-to-equity ratio and total leverage ratio:

	March 31, 2022	December 31, 2021
Debt-to-equity ratio(A)	1.5x	2.3x
Total leverage ratio(B)	3.2x	3.7x

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

Sources of Liquidity

Our primary sources of liquidity include cash and cash equivalents and available borrowings under our secured financing agreements, inclusive of our Revolver. Amounts available under these sources as of the date presented are summarized in the following table (dollars in thousands):

	March 31, 2022	December 31, 2021
Cash and cash equivalents	$173,178	$271,487
Available borrowings under revolving credit agreements	520,000	200,000
Available borrowings under master repurchase agreements	61,135	51,601
Available borrowings under term lending agreements	4,951	5,826
Available borrowings under warehouse facility	—	—
	$759,264	$528,914

We also had $377.3 million and $235.3 million of unencumbered senior loans that can be pledged to financing facilities subject to lender approval, as of March 31, 2022 and December 31, 2021. In addition to our primary sources of liquidity, we have the ability to access further liquidity through our ATM program and public offerings of debt and equity securities. Our existing loan portfolio also provides us with liquidity as loans are repaid or sold, in whole or in part, and the proceeds from repayment become available for us to invest.

Cash Flows

The following table sets forth changes in cash and cash equivalents for the three months ended March 31, 2022 and 2021 (dollars in thousands):

	Three Months Ended March 31,
	2022	2021
Cash Flows From Operating Activities	$33,130	$30,268
Cash Flows From Investing Activities	(530,474)	(201,230)
Cash Flows From Financing Activities	398,461	269,477
Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	$(98,883)	$98,515

Cash Flows from Operating Activities

Our cash flows from operating activities were primarily driven by our net interest income, which is driven by the income generated by our investments less financing costs. The following table sets forth interest received by, and paid for, our investments for the three months ended March 31, 2022 and 2021 (dollars in thousands):

	Three Months Ended March 31,
	2022	2021
Interest Received:
Commercial real estate loans	$63,072	$57,071
	63,072	57,071
Interest Paid:
Interest expense	24,715	20,561
Net interest collections	$38,357	$36,510

Our net interest collections were partially offset by cash used to pay management and incentive fees, as follows (dollars in thousands):

	Three Months Ended March 31,
	2022	2021
Management Fees to affiliate	$5,289	$4,252
Incentive Fees to affiliate	—	2,192
Net decrease in cash and cash equivalents	$5,289	$6,444

Cash Flows from Investing Activities

Our cash flows from investing activities consisted of cash outflows to fund new loan originations and our commitments under existing loan investments, partially offset by cash inflows from the sale/syndication and principal repayments on our loan investments. During the three months ended March 31, 2022, we funded $812.8 million of CRE loans and received $282.3 million from repayments of CRE loans.

During the three months ended March 31, 2021, we funded $571.8 million of CRE loans and received $370.6 million from the sale/syndication and repayments of CRE loans.

Cash Flows from Financing Activities

Our cash flows from financing activities were primarily driven by proceeds from borrowings under our financing agreements of $479.3 million, proceeds from CLO KREF 2022-FL3 issuance of $847.5 million, net proceeds from Series A Preferred Stock issuance of $151.2 million, and net proceeds from common stock issuance of $135.3 million during the three months ended March 31, 2022, partially offset by (i) repayments of $1,172.3 million on borrowings under our financing agreements and (ii) payment of $31.7 million in dividends.

During the three months ended March 31, 2021, our cash flows from financing activities were primarily driven by proceeds from borrowings under our financing agreements of $718.1 million, which were offset by (i) repayments of $422.1 million on borrowings under our financing agreements and (ii) payment of $24.3 million in dividends.

Contractual Obligations and Commitments

The following table presents our contractual obligations and commitments (including interest payments) as of March 31, 2022 (dollars in thousands):

	Total	Less than 1 year	1 to 3 years	3 to 5 years	Thereafter
Recourse Obligations:
Master Repurchase Facilities(A)
Wells Fargo(B)	$695,886	$12,180	$683,706	$—	$—
Morgan Stanley(C)	440,085	440,085	—	—	—
Goldman Sachs(D)	106,916	106,916	—	—	—
Term Lending Agreements(A)
KREF Lending V(E)	605,417	605,417	—	—	—
KREF Lending IX	364,228	7,462	223,631	133,135	—
Warehouse Facility
HSBC	—	—	—	—	—
Asset Specific Financing
BMO Facility(A)	—	—	—	—	—
Total secured financing agreements	2,212,532	1,172,060	907,337	133,135	—
Convertible Notes	153,778	8,927	144,851	—	—
Secured Term Loan	423,941	17,606	34,824	34,218	337,293
Future funding obligations(F)	1,449,105	593,643	763,867	91,595	—
RECOP I commitment(G)	4,324	4,324	—	—	—
Revolver(H)	—	—	—	—	—
Total recourse obligations	4,243,680	1,796,560	1,850,879	258,948	337,293
Non-Recourse Obligations:
Collateralized Loan Obligations	2,123,319	36,094	72,188	72,287	1,942,750
Term Loan Financing	924,743	571,911	265,519	87,313	—
Total	$7,291,742	$2,404,565	$2,188,586	$418,548	$2,280,043

(A)    The allocation of repurchase facilities and term lending agreements is based on the current maturity date of each individual borrowing under these facilities. The amounts include the related future interest payment obligations, which are estimated by assuming the amounts outstanding under these facilities and the interest rates in effect as of March 31, 2022 will remain constant into the future. This is only an estimate, as actual amounts borrowed and rates may vary over time. Amounts borrowed are subject to a maximum 25.0% recourse limit.
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
(H)    Any amounts borrowed are full recourse to certain subsidiaries of KREF. Includes principal and assumes interest outstanding over a one-year period. Amounts are estimated based on the amount outstanding under the Revolver and the interest rate in effect as of March 31, 2022. This is only an estimate as actual amounts borrowed, the timing of repayments and interest rates may vary over time. The Revolver matures in March 2027.

We are required to pay our Manager a base management fee, an incentive fee and reimbursements for certain expenses pursuant to our management agreement. The table above does not include the amounts payable to our Manager under our management agreement as they are not fixed and determinable. See Note 15 to our condensed consolidated financial statements included in this Form 10-Q for additional terms and details of the fees payable under our management agreement.

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

Subsequent Events

Our subsequent events are detailed in Note 18 to our condensed consolidated financial statements.

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

Recently Adopted Accounting Standard

Earnings per Share

On January 1, 2022, we adopted ASU No. 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which requires to include convertible instruments in the diluted EPS calculation, regardless of a company’s intent and ability to settle such debt in cash.

We included the potentially issuable shares related to our Convertible Notes in the diluted EPS calculations starting with the first quarter of 2022. Prior to December 31, 2021, all potentially issuable shares related to the Convertible Notes were excluded from the calculation of diluted EPS because we had the intent and ability to settle the Convertible Notes in cash.

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

Based on the limited loan modifications completed to date, and the relative performance of most modified loans, we are encouraged by our borrowers’ response to the COVID-19 pandemic’s impact on their properties and current trends. We believe our loan sponsors are generally committed to supporting assets collateralizing our loans through additional equity investments. While we believe the principal amounts of our loans are generally adequately protected by underlying collateral value and have adequate CECL reserves, there is a risk that we will not realize the entire principal value of certain investments.

Credit Yield Risk

Credit yields measure the return demanded on financial instruments by the lending market based on their risk of default. Increasing supply of credit-sensitive financial instruments and reduced demand will generally cause the market to require a higher yield on such financial instruments, resulting in a lower price for the financial instruments we hold.

Interest Rate Risk

Generally, the composition of our investments is such that rising interest rates will increase our net income, while declining interest rates will decrease our net income. Our net interest income currently benefits from in-the-money rate floors in our loan portfolio, which benefit is expected to decrease as the index rates increase. There can be no assurance that we will continue to utilize rate floors. There can be no assurance of how our net income may be affected in future quarters, which will depend on, among other things, the interest rate environment and our then-current portfolio.

Recently, interest rates have remained at relatively low levels on a historical basis and the Federal Reserve maintained the federal funds target range at 0.0% to 0.25% for much of 2021. However, in March 2022, the Federal Reserve approved a 0.25%
rate increase and has indicated that, in light of increasing signs of inflation, it foresees further increases in interest rates throughout the year and into 2023 and 2024.

As of March 31, 2022, 100.0% of our loan portfolio and related portfolio financing by principal amount earned or paid a floating rate of interest indexed to one-month USD LIBOR and/or Term SOFR. Accordingly, our interest income and expense will generally change directionally with index rates; however, in certain circumstances, rate floors relating to our loan portfolio may partially offset the impact from changing rates. As of March 31, 2022, a 25 basis point decrease in the index rates would increase our expected cash flows by approximately $1.0 million, or $0.01 per common share, for the following twelve-month period. Conversely, a 50 basis point increase in the index rates would decrease our expected cash flows by approximately $1.4 million, or $0.02 per common share; while a 200 basis point increase in the index rates would increase our expected cash flows by approximately $7.8 million, or $0.12 per common share, for the same period.

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

As of March 31, 2022, 87.1% and 12.9% of our loans by principal amount earned a floating rate of interest indexed to LIBOR and Term SOFR, respectively; and 75.0% and 25.0% of our outstanding floating rate financing arrangements bear interest indexed to LIBOR and Term SOFR, respectively. All of our LIBOR-based arrangements provide procedures for determining an alternative base rate in the event that LIBOR is discontinued. Regardless, there can be no assurances as to what additional alternative base rates may be and whether such base rate will be more or less favorable than LIBOR and any other unforeseen impacts of the discontinuation of LIBOR. We are monitoring the developments with respect to the phasing out of LIBOR and are working with our lenders and borrowers to minimize the impact of any LIBOR transition on our financial condition and results of operations, but can provide no assurances regarding the impact of the discontinuation of LIBOR.

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

As of March 31, 2022, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2022, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) of the Exchange Act) occurred during the quarter ended March 31, 2022 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The section entitled “Litigation” appearing in Note 14 of our condensed consolidated financial statements included in this Form 10-Q is incorporated herein by reference.

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

We did not repurchase any shares of our common stock during the three months ended March 31, 2022. As of March 31, 2022, we had $100.0 million of availability to repurchase shares under the program.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description

3.1
Articles Supplementary, designating additional shares of the Company’s 6.50% Series A Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on January 13, 2022).

4.1
Indenture, dated as of February 10, 2022, among KREF 2022-FL3 Ltd., KREF 2022-FL3 LLC, KREF CLO Loan Seller LLC, Wilmington Trust, National Association, and Computershare Trust Company, National Association (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 16, 2022).

10.1	Master Repurchase Agreement and Securities Contract, dated July 27, 2021, among MUFG Union Bank, N.A. and KREF Lending IX LLC (the “MUFG Repurchase Agreement”).

10.2	Limited Guaranty, dated as of July 27, 2021, made by KKR Real Estate Finance Holdings L.P. in favor of MUFG Union Bank, N.A.

10.3
Omnibus Amendment and Reaffirmation Agreement to the MUFG Repurchase Agreement, dated March 31, 2022, among KREF Lending IX LLC, KREF Holdings IX LLC, KREF Capital LLC, KKR Real Estate Finance Holdings L.P. and MUFG Bank, Ltd.

10.4*
Seventh Amendment, dated as of March 16, 2022, to the Credit Agreement among KREF Holdings X LLC, KKR Real Estate Finance Holdings L.P., Morgan Stanley Senior Funding Inc., as administrative agent, and the lenders party thereto.

10.5*
Lender Joinder Agreement No. 6, dated as of March 28, 2022, to the Credit Agreement among KREF Holdings X LLC, KKR Real Estate Finance Holdings L.P., Morgan Stanley Senior Funding Inc., as administrative agent, and the new lender party thereto.

10.6*
Lender Joinder Agreement No. 7, dated as of March 31, 2022, to the Credit Agreement among KREF Holdings X LLC, KKR Real Estate Finance Holdings L.P., Morgan Stanley Senior Funding Inc., as administrative agent, and the new lenders party thereto.

10.7*
Lender Joinder Agreement No. 8, dated as of April 4, 2022, to the Credit Agreement among KREF Holdings X LLC, KKR Real Estate Finance Holdings L.P., Morgan Stanley Senior Funding Inc., as administrative agent, and the new lenders party thereto.

10.8	Eighth Amendment to Master Repurchase Agreement, dated February 15, 2022, among Morgan Stanley Bank, N.A., KREF Lending IV LLC, and KKR Real Estate Finance Holdings L.P.

10.9†	KKR Real Estate Finance Trust Inc. Directors and Officers Deferral Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 21, 2022).

31.1	Certificate of Matthew A. Salem, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Kendra L. Decious, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of Matthew A. Salem, Chief Executive Officer, pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certificate of Kendra L. Decious, Chief Financial Officer, pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File, formatted in Inline XBRL and contained in Exhibit 101.
_______________________
* Certain information contained in this agreement has been omitted because it is not material and is the type that the registrant treats as private or confidential.
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

KKR REAL ESTATE FINANCE TRUST INC.

Date:	April 25, 2022	By:	/s/ Matthew A. Salem
Name: Matthew A. Salem
Title: Chief Executive Officer
(Principal Executive Officer)

Date:	April 25, 2022	By:	/s/ Kendra L. Decious
Name: Kendra L. Decious
Title: Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)