Form 10-Q
period 2022-06-30
KKR Real Estate Finance Trust Inc.
filed 2022-07-25
CIK 1631596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022

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

The number of shares of the registrant's common stock, par value $0.01 per share, outstanding as of July 20, 2022 was 69,252,688.

KKR REAL ESTATE FINANCE TRUST INC.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2022

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

•the economic impact of escalating global trade tensions, the conflict between Russia and Ukraine, and the adoption;

• or expansion of economic sanctions or trade restrictions;

•accelerating inflationary trends, spurred by multiple factors including high commodity prices, a tight labor market, and low residential vacancy rates, may result further in interest rate increases and lead to increased market volatility;

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

•our qualification as a real estate investment trust ("REIT") for U.S. federal income tax purposes and our exclusion from registration under the Investment Company Act of 1940, as amended (the "Investment Company Act"); and

•authoritative accounting principles generally accepted in the United States of America ("GAAP") or policy changes from standard-setting bodies such as the Financial Accounting Standards Board (the "FASB"), the Securities and Exchange Commission (the "SEC"), the Internal Revenue Service, the New York Stock Exchange and other authorities that we are subject to, as well as their counterparts in any foreign jurisdictions where we might do business.

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

PART I — FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

KKR Real Estate Finance Trust Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)
(Amounts in thousands, except share and per share data)

	June 30, 2022	December 31, 2021
Assets
Cash and cash equivalents(A)	$118,020	$271,487
Commercial real estate loans, held-for-investment	7,473,101	6,316,733
Less: Allowance for credit losses	(31,529)	(22,244)
Commercial real estate loans, held-for-investment, net	7,441,572	6,294,489
Real estate owned, net	79,168	78,569
Equity method investments	36,782	35,537
Accrued interest receivable	22,498	15,241
Other assets(B)	15,569	7,916
Total Assets	$7,713,609	$6,703,239

Liabilities and Equity
Liabilities
Secured financing agreements, net	$3,569,581	$3,726,593
Collateralized loan obligations, net	1,931,605	1,087,976
Secured term loan, net	337,609	338,549
Convertible notes, net	142,538	141,851
Dividends payable	29,915	26,589
Accrued interest payable	9,837	6,627
Accounts payable, accrued expenses and other liabilities(C)	7,782	7,521
Due to affiliates	8,298	5,952
Total Liabilities	6,037,165	5,341,658

Commitments and Contingencies (Note 14)	—	—

Permanent Equity
Preferred Stock, 50,000,000 shares authorized
Series A cumulative redeemable preferred stock, $0.01 par value (13,110,000 and 6,900,000 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively; liquidation preference of $25.00 per share)	131	69
Common stock, $0.01 par value, 300,000,000 authorized (74,599,550 and 65,271,058 shares issued; 69,654,532 and 61,370,732 shares outstanding as of June 30, 2022 and December 31, 2021, respectively)	697	613
Additional paid-in capital	1,802,725	1,459,959
Accumulated deficit	(48,158)	(38,208)
Repurchased stock (4,945,018 and 3,900,326 shares repurchased as of June 30, 2022 and December 31, 2021, respectively)	(79,070)	(60,999)
Total KKR Real Estate Finance Trust Inc. Stockholders’ Equity	1,676,325	1,361,434
Noncontrolling interests in equity of consolidated joint venture	119	147
Total Permanent Equity	1,676,444	1,361,581
Total Liabilities and Equity	$7,713,609	$6,703,239

(A)    Includes $0.5 million and $54.0 million held in collateralized loan obligation as of June 30, 2022 and December 31, 2021, respectively.
(B)    Includes $7.7 million and $2.3 million of restricted cash as of June 30, 2022 and December 31, 2021, respectively.
(C)    Includes $2.8 million and $1.5 million of expected loss reserve for unfunded loan commitments as of June 30, 2022 and December 31, 2021, respectively.
See Notes to Condensed Consolidated Financial Statements.

KKR Real Estate Finance Trust Inc. and Subsidiaries

Condensed Consolidated Statements of Income (Unaudited)
(Amounts in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net Interest Income
Interest income	$90,603	$67,149	$163,833	$131,915
Interest expense	44,733	26,958	77,192	54,341
Total net interest income	45,870	40,191	86,641	77,574

Other Income
Revenue from real estate owned operations	1,833	—	4,462	—
Income (loss) from equity method investments	1,035	1,256	2,921	2,346
Other income	1,237	100	3,152	166
Total other income (loss)	4,105	1,356	10,535	2,512

Operating Expenses
General and administrative	4,308	3,688	8,754	7,193
Provision for (reversal of) credit losses, net	11,798	(559)	10,580	(2,147)
Management fee to affiliate	6,506	4,835	12,513	9,125
Incentive compensation to affiliate	—	2,403	—	4,595
Expenses from real estate owned operations	2,368	—	4,922	—
Total operating expenses	24,980	10,367	36,769	18,766

Income (Loss) Before Income Taxes, Noncontrolling Interests, Preferred Dividends, Redemption Value Adjustment and Participating Securities' Share in Earnings	24,995	31,180	60,407	61,320
Income tax expense	—	103	—	151
Net Income (Loss)	24,995	31,077	60,407	61,169
Noncontrolling interests in (income) loss of consolidated joint venture	66	—	122	—
Net Income (Loss) Attributable to KKR Real Estate Finance Trust Inc. and Subsidiaries	25,061	31,077	60,529	61,169
Preferred stock dividends and redemption value adjustment	5,326	1,813	10,652	2,721
Participating securities' share in earnings	341	—	687	—
Net Income (Loss) Attributable to Common Stockholders	$19,394	$29,264	$49,190	$58,448

Net Income (Loss) Per Share of Common Stock
Basic	$0.28	$0.53	$0.75	$1.05
Diluted	$0.28	$0.52	$0.74	$1.05
Weighted Average Number of Shares of Common Stock Outstanding
Basic	68,549,049	55,632,322	65,832,841	55,625,911
Diluted	68,549,049	55,907,086	72,149,015	55,819,110

Dividends Declared per Share of Common Stock	$0.43	$0.43	$0.86	$0.86

See Notes to Condensed Consolidated Financial Statements.

KKR Real Estate Finance Trust Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Equity (Unaudited)
(Amounts in thousands, except share data)

	Permanent Equity												Temporary Equity
	KKR Real Estate Finance Trust Inc.
	Preferred Stock		Series A Preferred Stock		Common Stock
	Shares	Stated Value	Shares	Par Value	Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Repurchased Stock	Total KKR Real Estate Finance Trust Inc. Stockholders' Equity	Noncontrolling Interests in Equity of Consolidated Joint Venture	Total Permanent Equity	Redeemable Preferred Stock
Balance at December 31, 2021	—	$—	6,900,000	$69	61,370,732	$613	$1,459,959	$(38,208)	$(60,999)	$1,361,434	$147	$1,361,581	$—
Issuance of common stock	—	—	—	—	6,562.972	66	135,205	—	—	135,271	—	135,271	—
Issuance of preferred stock	—	—	6,210,000	62	—	—	151,105	—	—	151,167	—	151,167	—
Offering costs	—	—	—	—	—	—	(1,055)	—	—	(1,055)	—	(1,055)	—
Contribution by noncontrolling interest	—	—	—	—	—	—	—	—	—	—	94	94	—
Series A preferred dividends declared, $0.41 per share	—	—	—	—	—	—	—	(5,326)	—	(5,326)	—	(5,326)	—
Common dividends declared, $0.43 per share	—	—	—	—	—	—	—	(29,211)	—	(29,211)	—	(29,211)	—
Participating security dividends declared, $0.43 per share	—	—	—	—	—	—	—	(339)	—	(339)	—	(339)	—
Stock-based compensation, net	—	—	—	—	—	—	2,126	—	—	2,126	—	2,126	—
Net income (loss)	—	—	—	—	—	—	—	35,468	—	35,468	(56)	35,412	—
Balance at March 31, 2022	—	$—	13,110,000	$131	67,933,704	$679	$1,747,340	$(37,616)	$(60,999)	$1,649,535	$185	$1,649,720	$—
Issuance of common stock	—	—	—	—	2,750,000	28	53,625	—	—	53,653	—	53,653	—
Offering costs	—	—	—	—	—	—	(280)	—	—	(280)	—	(280)	—
Repurchase of common stock	—	—	—	—	(1,044,692)	(10)	—	—	(18,071)	(18,081)	—	(18,081)	—
Series A preferred dividends declared, $0.41 per share	—	—	—	—	—	—	—	(5,326)	—	(5,326)	—	(5,326)	—
Common dividends declared, $0.43 per share	—	—	—	—	—	—	—	(29,951)	—	(29,951)	—	(29,951)	—
Participating security dividends declared, $0.43 per share	—	—	—	—	—	—	—	(326)	—	(326)	—	(326)	—
Stock-based compensation, net	—	—	—	—	15,520	*	2,040	—	—	2,040	—	2,040	—
Net income (loss)	—	—	—	—	—	—	—	25,061	—	25,061	(66)	24,995	—
Balance at June 30, 2022	—	$—	13,110,000	$131	69,654,532	$697	$1,802,725	$(48,158)	$(79,070)	$1,676,325	$119	$1,676,444	$—

	Permanent Equity												Temporary Equity
	KKR Real Estate Finance Trust Inc.
	Preferred Stock		Series A Preferred Stock		Common Stock
	Shares	Stated Value	Shares	Par Value	Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Repurchased Stock	Total KKR Real Estate Finance Trust Inc. Stockholders' Equity	Noncontrolling Interests in Equity of Consolidated Joint Venture	Total Permanent Equity	Redeemable Preferred Stock
Balance at December 31, 2020	1	$—	—	$—	55,619,428	$556	$1,169,695	$(65,698)	$(60,999)	$1,043,554	$—	$1,043,554	$1,852
Special non-voting preferred dividends declared	—	—	—	—	—	—	—	—	—	—	—	—	(198)
Common dividends declared, $0.43 per share	—	—	—	—	—	—	—	(23,916)	—	(23,916)	—	(23,916)	—
Stock-based compensation	—	—	—	—	—	—	1,994	—	—	1,994	—	1,994	—
Adjustment of redeemable preferred stock to redemption value	—	—	—	—	—	—	—	(710)	—	(710)	—	(710)	710
Net income (loss)	—	—	—	—	—	—	—	29,894	—	29,894	—	29,894	198
Balance at March 31, 2021	1	$—	—	$—	55,619,428	$556	$1,171,689	$(60,430)	$(60,999)	$1,050,816	$—	$1,050,816	$2,562
Issuance of preferred stock	—	—	6,900,000	69	—	—	166,997	—	—	167,066	—	167,066	—
Offering costs	—	—	—	—	—	—	(720)	—	—	(720)	—	(720)	—
Series A preferred dividends declared, $0.27 per share	—	—	—	—	—	—	—	(1,838)	—	(1,838)	—	(1,838)	—
Special non-voting preferred dividends declared	—	—	—	—	—	—	—	—	—	—	—	—	(221)
Common dividends declared, $0.43 per share	—	—	—	—	—	—	—	(23,924)	—	(23,924)	—	(23,924)	—
Stock-based compensation	—	—	—	—	18,052	*	1,993	—	—	1,993	—	1,993	—
Adjustment of redeemable preferred stock to redemption value	—	—	—	—	—	—	—	246	—	246	—	246	(246)
Net income (loss)	—	—	—	—	—	—	—	30,856	—	30,856	—	30,856	221
Balance at June 30, 2021	1	$—	6,900,000	$69	55,637,480	$556	$1,339,959	$(55,090)	$(60,999)	$1,224,495	$—	$1,224,495	$2,316

* Rounds to zero.

See Notes to Condensed Consolidated Financial Statements.

KKR Real Estate Finance Trust Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)
(Amounts in thousands)

	Six Months Ended June 30,
	2022	2021
Cash Flows From Operating Activities
Net income (loss)	$60,407	$61,169
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of deferred debt issuance costs and discounts	10,618	6,582
Accretion of deferred loan fees and discounts	(11,961)	(9,200)
Payment-in-kind interest	(943)	(1,303)
(Income) Loss from equity method investments	(1,245)	(727)
Provision for (reversal of) credit losses, net	10,580	(2,147)
Stock-based compensation expense	4,166	3,987
Changes in operating assets and liabilities:
Accrued interest receivable, net	(7,257)	(996)
Other assets	1,547	(594)
Accrued interest payable	3,210	92
Accounts payable, accrued expenses and other liabilities	(1,287)	656
Due to affiliates	549	590
Net cash provided by (used in) operating activities	68,384	58,109

Cash Flows From Investing Activities
Proceeds from principal repayments and sale/syndication of commercial real estate loans, held-for-investment	647,814	514,490
Origination of commercial real estate loans, held-for-investment	(1,791,277)	(1,119,158)
Investment in real estate owned	(599)	—
Net cash provided by (used in) investing activities	(1,144,062)	(604,668)

Cash Flows From Financing Activities
Proceeds from borrowings under secured financing agreements	1,817,044	1,014,306
Proceeds from issuance of collateralized loan obligations	847,500	—
Net proceeds from issuance of common stock	188,924	—
Net proceeds from issuance of preferred stock	151,167	167,066
Payments of common stock dividends	(55,600)	(47,832)
Payments of preferred stock dividends	(10,888)	(2,204)
Principal repayments on borrowings under secured financing agreements	(1,972,793)	(572,503)
Payments of debt and collateralized debt obligation issuance costs	(18,552)	(1,806)
Payments of stock issuance costs	(1,140)	(408)
Payments to reacquire common stock	(18,081)	—
Tax withholding on stock-based compensation	—	(1,720)
Net cash provided by (used in) financing activities	927,581	554,899

Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	(148,097)	8,340
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	273,770	110,832
Cash, Cash Equivalents and Restricted Cash at End of Period	$125,673	$119,172

Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$118,020	$119,172
Restricted cash	7,653	—
Total cash, cash equivalents and restricted cash shown in the Condensed Consolidated Statements of Cash Flows	$125,673	$119,172

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$63,365	$46,296
Cash paid during the period for income taxes	—	409
Supplemental Schedule of Non-Cash Investing and Financing Activities
Loan principal payments held by servicer	—	167,057
Principal repayments on secured financing agreements on KREF's behalf by borrower	—	(67,259)
Dividend declared, not yet paid	29,951	24,348

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

As of June 30, 2022, KKR beneficially owned 10,000,001 shares, or 14.4% of KREF's outstanding common stock.

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

In 2021 and 2022, the global economy has, with certain setbacks, begun reopening, and wider distribution of vaccines will likely encourage greater economic activity. While vaccine availability and uptake has increased, the longer-term macro-economic effects of the pandemic continue to impact many industries, including those of certain of KREF’s borrowers. Moreover, with the potential for new strains of COVID-19 to emerge, governments and businesses may reinstitute restrictions, including mandatory business shut-downs, travel restrictions, reduced business operations and social distancing requirements, which could dampen or delay any economic recovery and could materially and adversely affect KREF’s results and financial condition. In addition, the COVID-19 pandemic continues to disrupt global supply chains, has caused labor shortages and has added broad inflationary pressures, each of which has a potential negative impact on KREF's borrowers’ ability to execute on their business plans and potentially their ability to perform under the terms of their loan obligations. In response to such inflationary pressures, the Federal Reserve has begun raising interest rates in 2022 and has indicated that it foresees further interest rate increases throughout the year and into 2023 and 2024. Higher interest rates imposed by the Federal Reserve to address inflation may increase our interest expense, which expense may not be fully offset by any resulting increase in interest income, and may lead to decreased prepayments from our borrowers and an increase in the number of our borrowers who exercise extension options.

Use of Estimates — The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Management makes subjective estimates to project cash flows KREF expects to receive on its investments in loans and securities as well as the related market discount rates, which significantly impact the interest income, impairments, allowance for loan loss and fair values recorded or disclosed. The effects of COVID-19 may negatively and materially impact significant estimates and assumptions used by the Company including, but not limited to, estimates of expected credit losses, valuation of our equity method investments and the fair value estimates of the Company’s assets and liabilities. Actual results could materially differ from those estimates.

Consolidation — KREF consolidates those entities that (i) it controls through either majority ownership or voting rights or (ii) management determines that KREF is the primary beneficiary of entities deemed to be variable interest entities ("VIEs").

Variable Interest Entities — VIEs are entities (i) in which equity investors do not have an interest with the characteristics of a controlling financial interest, (ii) that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or (iii) established with non-substantive voting rights. A VIE is required to be consolidated only by its primary beneficiary, which is defined as the party that has the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and that has the obligation to absorb losses of, or the right to receive benefits from, the VIE that could be potentially significant to the VIE (Note 10).

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

The collateral assets of KREF's CLOs, comprised of a pool of loan participations, are included in “Commercial real estate loans, held-for-investment, net” on the Condensed Consolidated Balance Sheets. The liabilities of KREF's consolidated CLOs consist solely of obligations to the senior CLO noteholders, excluding subordinated CLO tranches held by KREF as such interests are eliminated in consolidation, and are presented in “Collateralized loan obligations, net” on the Condensed Consolidated Balance Sheets. The collateral assets of the CLOs can only be used to settle the obligations of the consolidated CLOs. The interest income from the CLOs’ collateral assets and the interest expense on the CLOs’ liabilities are presented on a gross basis in “Interest income” and “Interest expense”, respectively, in KREF's Condensed Consolidated Statements of Income.

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

Management determined that KREF's investment in an aggregator vehicle alongside KKR Real Estate Credit Opportunity Partners L.P. ("RECOP I ") is an interest in a VIE, however KREF is not the primary beneficiary and does not have substantive

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in tables in thousands, except per share amounts)
participating or kick-out rights. KREF records its share of net asset value in RECOP I in “Equity method investments” on its Condensed Consolidated Balance Sheets and its share of unrealized gains or losses in “Income (loss) from equity method investments” in its Condensed Consolidated Statements of Income. Management elected the fair value option for KREF's investment in RECOP I.

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

Valuation Process — The Manager reviews the valuation of Level 3 financial instruments as part of KKR's quarterly process. As of June 30, 2022, KKR’s valuation process for Level 3 measurements, as described below, subjected valuations to the review and oversight of various committees. KKR has a global valuation committee assisted by the asset class-specific valuation committees, including a real estate valuation committee that reviews and approves all preliminary Level 3 valuations for real estate assets, including the financial instruments held by KREF. The global valuation committee is responsible for coordinating and implementing KKR’s valuation process to ensure consistency in the application of valuation principles across portfolio investments and between periods. All Level 3 valuations are also subject to approval by the global valuation committee.

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

However, if management continues to disagree with the price from the independent valuation firm, in light of evidence that management compiled independently and believes to be compelling, valuations are then prepared using inputs based on non-

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in tables in thousands, except per share amounts)
binding broker quotes obtained from independent, well-known, major financial brokers that are CLO market makers. In validating any non-binding broker quote used in this circumstance, management compares the non-binding quote to the observable market data points in addition to understanding the valuation methodologies used by the market makers. These market participants may utilize a similar methodology as the independent valuation firm to value the CLO liabilities, with the key input of expected yield determined independently based on both observable and unobservable factors. To avoid reliance on any single broker-dealer, management receives a minimum of two non-binding quotes, of which the average is used.

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

KREF must maintain sufficient cash and cash equivalents to satisfy liquidity covenants related to its secured financing agreements. However, such amounts are not restricted from use in KREF's current operations, and KREF does not present these cash and cash equivalents as restricted. As of June 30, 2022 and December 31, 2021, KREF was required to maintain unrestricted cash and cash equivalents of at least $51.7 million and $65.6 million, respectively, to satisfy its liquidity covenants (Note 5).

As of June 30, 2022 and December 31, 2021, KREF had $7.7 million and $2.3 million of restricted cash held in lender-controlled bank accounts, respectively. Such amount is presented within "Other Assets" in the Condensed Consolidated Balance Sheet.

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

KREF has implemented loan loss forecasting models for estimating expected life-time credit losses, at the individual loan level, for its commercial real estate loan portfolio. The CECL forecasting methods used by KREF include (i) a probability of default and loss given default method using an underlying third-party CMBS/CRE loan database with historical loan losses from 1998 through 2022 and (ii) a probability weighted expected cash flow method, depending on the type of loan and the availability of relevant historical market loan loss data. KREF might use other acceptable alternative approaches in the future depending on, among other factors, the type of loan, underlying collateral and availability of relevant historical market loan loss data.

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

Real Estate Owned — To maximize recovery from a defaulted loan, KREF may assume legal title or physical possession of the underlying collateral through foreclosure or the execution of a deed in lieu of foreclosure. Foreclosed properties are generally recognized at fair value in accordance with ASC 805 on KREF's consolidated balance sheets as Real Estate Owned (“REO”) when KREF assumes either legal title or physical possession. KREF’s cost basis in REO equals the estimated fair value on the acquisition date plus related acquisition costs. Any difference between the estimated fair value of the REO from the net carrying value of the related loan is recorded in “Provision for (reversal of) credit losses, net” in the Consolidated Statements of Income.

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

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in tables in thousands, except per share amounts)
Other Assets and Accounts Payable, Accrued Expenses and Other Liabilities — As of June 30, 2022, other assets included $7.7 million of restricted cash, $5.5 million of deferred financing costs related to KREF's Revolver (Note 5), $0.8 million of prepaid expenses and $0.6 million of REO accounts receivable. As of December 31, 2021, other assets included $2.3 million of restricted cash, $1.7 million of deferred financing costs related to KREF's Revolver, $1.4 million of interest collections held by the servicer and $1.4 million of prepaid expenses.

As of June 30, 2022, accounts payable, accrued expenses and other liabilities included $3.0 million of REO liabilities, $2.8 million of allowance for credit losses related to KREF's unfunded loan commitments and $1.8 million of accrued expenses. As of December 31, 2021, accounts payable, accrued expenses and other liabilities included $3.9 million of accrued expenses, $3.3 million of assumed REO liabilities, $1.5 million of allowance for credit losses related to KREF's unfunded loan commitments and $0.6 million of prepaid stub interests.

Dividends Payable — KREF records dividends payable on its common stock and preferred stock upon declaration of such dividends. In June 2022, KREF's board of directors declared a dividend of $0.43 per share of common stock to stockholders of record as of June 30, 2022, which was accrued in “Dividends payable” on KREF’s Condensed Consolidated Balance Sheet as of June 30, 2022 and was subsequently paid on July 15, 2022. In April 2022, KREF's board of directors declared a dividend of $0.41 per each issued and outstanding share of the Company’s 6.50% Series A Cumulative Redeemable Preferred Stock, which represents an annual dividend of $1.625 per share. The dividend was paid on June 15, 2022 to KREF’s preferred stockholders of record as of May 31, 2022.

Special Non-Voting Preferred Stock — Equity instruments that are redeemable for cash or other assets are classified as temporary equity if the instrument is redeemable, at the option of the holder, at a fixed or determinable price on a fixed or determinable date or upon the occurrence of an event that is not solely within the control of the issuer. Redeemable equity instruments are initially carried at the fair value of the equity instrument at the issuance date, which is subsequently adjusted at each balance sheet date if the instrument is currently redeemable or probable of becoming redeemable. KREF accounted for the SNVPS as redeemable preferred stock since a third party held a redemption option, exercisable after May 5, 2018, and such redemption was not solely within KREF's control. As a result, starting with the second quarter of 2018, KREF adjusted the carrying value of the SNVPS to its redemption value quarterly.

KREF recorded a $3.3 million SNVPS Redemption Value Adjustment during the year ended December 31, 2021, which increased the carrying value of the SNVPS to its redemption value of $5.1 million prior to SNVPS redemption by KREF on October 1, 2021 for a cash redemption value of $5.1 million (Note 11).

Repurchased Stock — KREF accounts for repurchases of its common stock based on the settlement date and presents repurchased stock in “Repurchased stock” on its Condensed Consolidated Balance Sheets (Note 11). Payments for stock repurchases that are not yet settled as of the reporting date are presented within “Other assets” on the Condensed Consolidated Balance Sheets. As of June 30, 2022, KREF did not retire any repurchased stock.

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

Management considers loans to be past due when a monthly payment is due and unpaid for 60 days or more. Loans are placed on nonaccrual status and considered non-performing when full repayment of principal and interest is in doubt, which generally occurs when principal or interest is 120 days or more past due unless the loan is both well secured and in the process of collection. Interest received on loans placed on nonaccrual status are accounted for under the cost-recovery method, until qualifying for return to accrual. Management may return a loan to accrual status when repayment of principal and interest is reasonably assured under the terms of the restructured loan. As of June 30, 2022, one mezzanine loan with an outstanding principal balance of $5.5 million was on nonaccrual status and was fully written-off (Note 3).

In certain circumstances, KREF may also modify the original terms of a loan agreement by granting a concession to a borrower experiencing financial difficulty. Such modifications are considered troubled debt restructurings (“TDR”) under GAAP and typically include interest rate reductions, payment extension and modification of loan covenants. None of KREF’s loan modifications in 2022 to-date are considered a TDR.

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

As of June 30, 2022 and December 31, 2021, KREF did not have any material deferred tax assets or liabilities arising from future tax consequences attributable to differences between the carrying amounts of existing assets and liabilities in accordance with GAAP and their respective tax bases.

KREF recognizes tax benefits for uncertain tax positions only if it is more likely than not that the position is sustainable based on its technical merits. Interest and penalties on uncertain tax positions are included as a component of the provision for income taxes in KREF's Condensed Consolidated Statements of Income. As of June 30, 2022, KREF did not have any material uncertain tax positions.

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

On January 1, 2022, KREF adopted ASU No. 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which requires KREF to include convertible instruments in the diluted EPS calculation, regardless of a company's intent and ability to settle such debt in cash. KREF included 6,316,174 potentially issuable shares related to its Convertible Notes, when dilutive, in the dilutive EPS calculations starting with the first quarter of 2022.

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

Recent Accounting Pronouncements

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides temporary optional expedients and exceptions to the US GAAP

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in tables in thousands, except per share amounts)
guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from LIBOR and other interbank offered rates to alternative reference rates. The guidance is effective upon issuance and generally may be elected over time through December 31, 2022. KREF has not adopted any of the optional expedients or exceptions through June 30, 2022, but will continue to evaluate the possible adoption of any such expedients or exceptions during the effective period as circumstances evolve.

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

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in tables in thousands, except per share amounts)
Note 3. Commercial Real Estate Loans

The following table summarizes KREF's investments in commercial real estate loans as of June 30, 2022 and December 31, 2021:

					Weighted Average(C)
Loan Type	Outstanding Principal	Amortized Cost(A)	Carrying Value(B)	Loan Count	Floating Rate Loan %	Coupon(D)	Life (Years)(E)
June 30, 2022
Loans held-for-investment
Senior loans(F)	$7,421,886	$7,374,986	$7,343,629	73	100.0%	5.0%	3.6
Mezzanine and other loans(G)	104,025	98,115	97,943	4	94.7	12.3	3.5
Total/Weighted Average	$7,525,911	$7,473,101	$7,441,572	77	99.9%	5.1%	3.6
December 31, 2021
Loans held-for-investment
Senior loans(F)	$6,263,370	$6,222,058	$6,200,078	59	100.0%	3.9%	3.6
Mezzanine and other loans(G)	100,735	94,675	94,411	4	94.5	11.2	4.0
Total/Weighted Average	$6,364,105	$6,316,733	$6,294,489	63	99.9%	4.1%	3.6

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
(F)    Senior loans may include accommodation mezzanine loans in connection with the senior mortgage financing. Also, includes CLO loan participations of $2,299.5 million and $1,246.0 million as of June 30, 2022 and December 31, 2021, respectively.
(G)    Includes one real estate corporate loan to a multifamily operator with a principal and a carrying value of $42.0 million and $41.5 million, respectively, as of June 30, 2022, and $41.1 million and $40.3 million, respectively, as of December 31, 2021.

Activity — For the six months ended June 30, 2022, the loan portfolio activity was as follows:

	Amortized Cost	Allowance for Credit Losses	Carrying Value
Balance at December 31, 2021	$6,316,733	$(22,244)	$6,294,489
Originations and future fundings, net(A)	1,791,277	—	1,791,277
Proceeds from sales and loan repayments	(647,813)	—	(647,813)
Accretion of loan discount and other amortization, net(B)	11,961	—	11,961
Payment-in-kind interest	943	—	943
(Provision for) Reversal of credit losses	—	(9,285)	(9,285)
Balance at June 30, 2022	$7,473,101	$(31,529)	$7,441,572

(A)    Net of applicable premiums, discounts and deferred loan origination costs. Includes fundings on previously originated loans.
(B)    Includes accretion of applicable discounts, certain fees and deferred loan origination costs.

As of June 30, 2022 and December 31, 2021, there was $47.3 million and $41.9 million, respectively, of unamortized origination discounts and deferred fees included in "Commercial real estate loans, held-for-investment, net" on the Condensed Consolidated Balance Sheets. KREF recognized prepayment fee income of $4.0 million and $4.1 million, respectively, during the three and six months ended June 30, 2022. KREF recognized net accelerated fee income of $0.0 million and $0.8 million, respectively, during the three and six months ended June 30, 2022. KREF recognized net accelerated fee income of $1.1 million and $2.1 million, respectively, during the three and six months ended June 30, 2021.

KREF may enter into loan modifications that include, among other changes, incremental capital contributions or partial repayments from certain borrowers, repurposing of reserves, and a temporary partial deferral for a portion of the coupon as payment-in-kind interest (“PIK Interest”) due, which is capitalized, compounded, and added to the outstanding principal balance of the respective loans. As of June 30, 2022, KREF had no outstanding PIK interest in connection with loan modifications.

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

The following tables summarize the carrying value of the loan portfolio based on KREF's internal risk ratings:

June 30, 2022					December 31, 2021
Risk Rating	Number of Loans(B)	Carrying Value	Total Loan Exposure(A)	Total Loan Exposure %	Number of Loans(B)	Carrying Value	Total Loan Exposure(A)	Total Loan Exposure %
1	—	$—	$—	—%	1	$243,549	$243,552	3.6%
2	3	415,670	416,146	5.4	3	410,293	411,424	6.2
3	71	6,739,319	7,038,720	90.6	54	5,268,590	5,627,927	84.3
4	2	318,112	318,045	4.0	4	394,301	394,336	5.9
5	1	—	—	—	1	—	—	—
Total loan receivable	77	$7,473,101	$7,772,911	100.0%	63	$6,316,733	$6,677,239	100.0%
Allowance for credit losses		(31,529)				(22,244)
Loan receivable, net		$7,441,572				$6,294,489

(A)    In certain instances, KREF finances its loans through the non-recourse sale of a senior interest that is not included in the consolidated financial statements. Total loan exposure includes the entire loan KREF originated and financed, including $252.5 million and $318.6 million of such non-consolidated interests as of June 30, 2022 and December 31, 2021, respectively.
(B)    Includes one impaired 5-rated mezzanine retail loan that was fully written off.

As of June 30, 2022, the average risk rating of KREF's portfolio was 3.0 (Average Risk), weighted by total loan exposure, as compared to 2.9 as of March 31, 2022 and December 31, 2021.

Loan Vintage — The following tables present the amortized cost of the loan portfolio by KREF's internal risk rating and year of origination. The risk ratings are updated as of June 30, 2022 and December 31, 2021 in the corresponding table.

June 30, 2022
			Amortized Cost by Year of Origination
Risk Rating	Number of Loans	Outstanding Principal	2022	2021	2020	2019	2018	Prior	Total
Commercial Real Estate Loans
1	—	$—	$—	$—	$—	$—	$—	$—	$—
2	3	416,146	—	—	135,404	—	86,075	194,191	415,670
3	71	6,786,221	1,570,594	3,639,210	213,290	714,377	576,612	25,236	6,739,319
4	2	318,044	—	—	—	156,758	161,354	—	318,112
5	1	5,500	—	—	—	—	—	—	—
	77	$7,525,911	$1,570,594	$3,639,210	$348,694	$871,135	$824,041	$219,427	$7,473,101

December 31, 2021
			Amortized Cost by Year of Origination
Risk Rating	Number of Loans	Outstanding Principal	2021	2020	2019	2018	2017	Prior	Total
Commercial Real Estate Loans
1	1	$243,552	$—	$—	$—	$243,549	$—	$—	$243,549
2	3	411,424	—	130,400	—	85,943	193,950	—	410,293
3	54	5,309,293	3,523,611	203,961	1,017,080	523,938	—	—	5,268,590
4	4	394,336	—	—	76,221	210,701	107,379	—	394,301
5	1	5,500	—	—	—	—	—	—	—
	63	$6,364,105	$3,523,611	$334,361	$1,093,301	$1,064,131	$301,329	$—	$6,316,733

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in tables in thousands, except per share amounts)
Allowance for Credit Losses — The following tables present the changes to the allowance for credit losses for the six months ended June 30, 2022 and 2021, respectively:

	Commercial Real Estate Loans	Unfunded Loan Commitments	Total
Balance at December 31, 2021	$22,244	$1,495	$23,739
Provision for (reversal of) credit losses, net	9,285	1,295	10,580
Write-off charged	—	—	—
Recoveries	—	—	—
Balance as June 30, 2022	$31,529	$2,790	$34,319

	Commercial Real Estate Loans	Unfunded Loan Commitments	Total
Balance at December 31, 2020	$59,801	$902	$60,703
Provision for (reversal of) credit losses, net	(1,790)	(357)	(2,147)
Write-off charged	—	—	—
Recoveries	—	—	—
Balance as June 30, 2021	$58,011	$545	$58,556

The $10.6 million increase in the provision for credit losses during the six months ended June 30, 2022 was primarily due to increased uncertainty in the macro-economic outlook and increased reserves on watch list loans, as well as growth in the loan portfolio. The $2.1 million net benefit from the reversal of credit losses during the six months ended June 30, 2021 was primarily attributable to a more stable macro-economic outlook based on improved observed economic data, partially offset by an increase to the allowance for certain loans.

Concentration of Credit Risk — The following tables present the geographies and property types of collateral underlying KREF's commercial real estate loans as a percentage of the loans' principal amounts:

	June 30, 2022	December 31, 2021		June 30, 2022	December 31, 2021
Geography(A)			Collateral Property Type
California	16.2%	10.8%	Multifamily	48.6%	46.7%
Texas	15.7	15.0	Office	23.2	25.4
Florida	9.8	10.5	Industrial	11.0	4.4
New York	8.9	11.5	Life Science	6.0	9.3
Virginia	8.3	6.7	Hospitality	4.8	6.9
Pennsylvania	6.9	8.2	Condo (Residential)	3.2	3.9
Massachusetts	6.9	10.3	Student Housing	2.7	3.1
Washington D.C.	5.4	4.7	Single Family Rental	0.4	0.2
Washington	3.4	3.6	Retail	0.1	0.1
North Carolina	2.7	2.0	Total	100.0%	100.0%
Minnesota	2.7	3.1
Colorado	2.3	2.7
Georgia	2.2	2.2
Nevada	2.0	1.6
Arizona	1.9	1.2
Illinois	1.8	3.8
Alabama	0.9	1.1
Other U.S.	2.0	1.0
Total	100.0%	100.0%

(A)    Excludes one real estate corporate loan to a multifamily operator with an outstanding principal amount of $42.0 million and $41.1 million, representing 0.6% of KREF’s commercial real estate loans, as of June 30, 2022 and December 31, 2021, respectively.

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in tables in thousands, except per share amounts)
Note 4. Real Estate Owned

In 2015, KREF originated a $177.0 million senior loan secured by a retail property in Portland, Oregon. The loan had a risk rating of 5 and was placed on non-accrual status in October 2020, with an amortized cost and carrying value of $109.6 million and $69.3 million, respectively, as of September 30, 2021. On December 17, 2021, KREF took title to the retail property. Such acquisition was accounted for as an asset acquisition under ASC 805. Accordingly, KREF recognized the property on the Condensed Consolidated Balance Sheets as REO with a carrying value of $78.6 million, which included the estimated fair value of the property and capitalized transaction costs. In addition, KREF assumed $2.0 million in other net assets of the REO. As a result KREF recognized an $8.2 million benefit from the reversal of credit losses, representing the difference between the carrying value of the foreclosed loan and the fair value of the REO’s net assets.

The following table presents the REO assets and liabilities included on KREF's Condensed Consolidated Balance Sheets:

	June 30, 2022	December 17, 2021(C)
Assets
Cash	$1,619	$3,377
Real estate owned - land	78,569	78,569
Real estate owned - land improvements	599	—
In-place lease intangibles(A)	301	335
Tenant receivables(A)	566	—
Other assets(A)	24	1,119
Total	$81,678	$83,400
Liability
Below-market lease intangibles(B)	$1,643	$1,825
Accounts payable, accrued expenses and other liabilities(B)	1,376	1,742
Total	$3,019	$3,567

(A)    Included in “Other assets” on the Condensed Consolidated Balance Sheets.
(B)    Included in “Accounts payable, accrued expenses and other liabilities” on the Condensed Consolidated Balance Sheets.
(C)    The REO operations and related income (loss) were immaterial between the acquisition date and December 31, 2021.

KREF assumed certain legacy lease arrangements upon the acquisition of the REO and has entered into short-term lease arrangements during the redevelopment process. These arrangements entitle KREF to receive contractual rent payments during the lease periods and tenant reimbursements for certain property operating expenses, including common area costs, insurance, utilities and real estate taxes. KREF elects the practical expedient to not separate the lease and non-lease components of the rent payments and accounts for these lease arrangements as operating leases.

The following table presents the REO operations and related income (loss) included in KREF’s Condensed Consolidated Statements of Income:

	Three Months Ended	Six Months Ended
	June 30, 2022	June 30, 2022
Rental income(A)	$1,578	$3,865
Other operating income(A)	255	597
Expenses from real estate owned operations	(2,368)	(4,922)
Other income(B)	934	1,337
Total	$399	$877

(A)    Included in “Revenue from real estate owned operations” on the Condensed Consolidated Statements of Income.
(B)    Represents nonrecurring local tax and energy credits received.

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in tables in thousands, except per share amounts)
The following table presents the amortization of lease intangibles included in KREF’s Condensed Consolidated Statements of Income:

		Three Months Ended	Six Months Ended
	Income Statement Location	June 30, 2022	June 30, 2022
Asset
In-place lease intangibles	Expenses from real estate owned operations	16	33
Liability
Below-market lease intangibles	Revenue from real estate owned operations	91	182

The following table presents the amortization of lease intangibles for each of the five succeeding fiscal years:

Year	In-place Lease Intangible Assets	Below-market Lease Intangible Liabilities
2022	$34	$183
2023	67	365
2024	67	365
2025	67	365
2026	67	365

Future Minimum Lease Payments — The following table presents the future minimum lease payments to be collected under non-cancelable operating leases, excluding tenant reimbursements of expenses:

Year	Contractual Lease Payments
2022	$2,505
2023	4,236
2024	3,462
2025	2,715
2026	1,850
Thereafter	45

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in tables in thousands, except per share amounts)
Note 5. Debt Obligations

The following table summarizes KREF's secured master repurchase agreements and other financing arrangements in place as of June 30, 2022 and December 31, 2021:

	June 30, 2022											December 31, 2021
	Facility							Collateral				Facility
	Month Issued	Maximum Facility Size	Outstanding Principal	Carrying Value(A)	Final Stated Maturity	Weighted Average Funding Cost(B)	Weighted Average Life (Years)(B)	Outstanding Principal	Amortized Cost Basis	Carrying Value	Weighted Average Life (Years)(C)	Carrying Value(A)
Master Repurchase Agreements(D)
Wells Fargo(E)	Oct 2015	$1,000,000	$689,958	$688,735	Sep 2026	2.9%	2.8	$935,728	$923,910	$921,614	4.2	$978,615
Morgan Stanley(F)	Dec 2016	600,000	573,542	572,830	Dec 2023	3.6	1.3	777,737	772,289	770,521	3.5	382,081
Goldman Sachs(G)	Sep 2016	240,000	123,658	123,089	Oct 2023	4.2	1.5	219,026	213,876	212,954	4.2	189,456
Term Lending Agreements
KREF Lending V(H)	Jun 2019	583,304	555,239	554,662	Jun 2026	3.3	0.6	724,378	723,836	721,638	1.5	617,185
KREF Lending IX(I)	Jul 2021	750,000	642,438	634,579	n.a	3.5	2.6	803,846	795,549	793,445	4.6	493,853
KREF Lending XII(J)	Jun 2022	350,000	161,140	159,365	n.a	3.5	3.4	213,907	212,085	211,597	4.7	—
Warehouse Facility
HSBC Facility(K)	Mar 2020	500,000	—	—	Mar 2023	—	0.7	—	—	—	n.a	(55)
Asset Specific Financing
BMO Facility(L)	Aug 2018	300,000	—	—	n.a	—	0.0	—	—	—	n.a	60,000
KREF Lending XI(M)	Apr 2022	100,000	96,278	95,089	n.a	4.5	2.2	123,838	123,074	122,939	4.2	—
Revolving Credit Agreement
Revolver(N)	Dec 2018	610,000	—	—	Mar 2027	—	4.7	n.a	n.a	n.a	n.a	135,000
Total / Weighted Average		$5,033,304	$2,842,253	$2,828,349		3.4%	2.0					$2,856,135

(A)    Net of $13.9 million and $11.3 million unamortized deferred financing costs as of June 30, 2022 and December 31, 2021, respectively.
(B)    Average weighted by the outstanding principal of borrowings. Funding cost includes deferred financing costs.
(C)    Average based on the fully extended loan maturity, weighted by the outstanding principal of the collateral.
(D)    Borrowings under these repurchase agreements are collateralized by senior loans, held-for-investment, and bear interest equal to the sum of (i) a floating rate index, including one-month LIBOR and Term SOFR, and (ii) a margin, based on the collateral. As of June 30, 2022 and December 31, 2021, the percentage of the outstanding principal of the collateral sold and not borrowed under these repurchase agreements, or average "haircut" weighted by outstanding principal of collateral, was 28.2% and 30.3%, respectively (or 25.4% and 25.9%, respectively, if KREF had borrowed the maximum amount approved by its repurchase agreement counterparties as of such dates).
(E)    The current stated maturity date is September 2024, which does not reflect two twelve-month facility term extension options available to KREF, which are subject to certain covenants and thresholds. As of June 30, 2022, the collateral-based margin was between 1.25% and 1.55%.
(F)    The current stated maturity is December 2022, with a one-year extension option upon KREF giving written notice and another two one-year extension periods subject to approval by the lender. In addition, KREF has the option to increase the facility amount to $750.0 million. As of June 30, 2022, the collateral-based margin was between 1.70% and 2.40%.
(G)    The current stated maturity is October 2022. In addition, KREF has the option to extend the maturity date to October 31, 2023, subject to the satisfaction of certain conditions. As of June 30, 2022, the collateral-base margin was between 1.75% and 3.20%.
(H)    KREF, through its wholly–owned subsidiary KREF Lending V LLC, entered into a Master Repurchase and Securities Contract Agreement ("KREF Lending V Facility") with Morgan Stanley Mortgage Capital Holdings LLC ("Administrative Agent"), as administrative agent on behalf of Morgan Stanley Bank, N.A. ("Initial Buyer"), which provides non-mark-to-market financing. The Initial Buyer subsequently syndicated a portion of the facility to multiple financial institutions. As of June 30, 2022, the Initial Buyer held 23.8% of the total commitment under the facility. Borrowings under the facility are collateralized by certain loans, held for investment, and bear interest equal to one-month LIBOR, plus a 1.90% margin. In June 2022, the current stated maturity was extended to June 2023, subject to three additional one-year extension options, which may be exercised by KREF upon the satisfaction of certain customary conditions and thresholds.
(I)    KREF, through its wholly–owned subsidiary KREF Lending IX LLC, entered into a $500.0 million Master Repurchase and Securities Contract Agreement with a financial institution ("KREF Lending IX Facility"). In March 2022, KREF increased the borrowing capacity to $750.0 million. The facility, which provides financing on a non-mark-to-market basis with partial recourse to KREF, has a three-year draw period and match-term to the underlying loans. As of June 30, 2022, the collateral-based margin was between 1.65% and 1.79%.
(J)    KREF, through its wholly–owned subsidiary KREF Lending XII LLC, entered into a $350.0 million Master Repurchase Agreement and Securities Contract with a financial institution ("KREF Lending XII Facility"). The facility, which provides financing on a non-mark-to-market basis with partial recourse to KREF, has a two-year draw period and match-term to the underlying loans. In addition, KREF has the option to increase the facility amount to $500.0 million. As of June 30, 2022, the collateral-based margin was between 1.35% and 1.45%.
(K)    KREF entered into a $500.0 million Loan and Security Agreement with HSBC Bank USA, National Association (“HSBC Facility”). The facility, which matures in March 2023, provides warehouse financing on a non-mark-to-market basis with partial recourse to KREF.
(L)    KREF entered into a $200.0 million loan financing facility with BMO Harris Bank ("BMO Facility") and subsequently increased the borrowing capacity to $300.0 million. The facility provides asset-based financing on a non-mark to market basis with match-term up to five years with partial recourse to KREF.

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in tables in thousands, except per share amounts)
(M)    KREF, through its wholly-owned subsidiary KREF Lending XI LLC, entered into a $100.0 million loan financing facility with a financial institution ("KREF Lending XI Facility"). The facility provides match-term asset-based financing on a non-mark-to-market and non-recourse basis.
(N)    KREF entered into a $100.0 million corporate revolving credit facility (“Revolver”) administered by Morgan Stanley Senior Funding, Inc. Additional lenders were added subsequently, further increasing the Revolver borrowing capacity to $610.0 million as of June 30, 2022. The current stated maturity of the facility is March 2027. Borrowings under the facility bear interest at a per annum rate equal to the sum of (i) a floating rate index and (ii) a fixed margin. Borrowings under this facility are full recourse to certain guarantor wholly-owned subsidiaries of KREF. As of June 30, 2022, the carrying value excluded $5.5 million unamortized debt issuance costs presented within "Other assets" on KREF's Condensed Consolidated Balance Sheets.

As of June 30, 2022 and December 31, 2021, KREF had outstanding repurchase agreements and term lending agreements where the amount at risk with any individual counterparty, or group of related counterparties, exceeded 10.0% of KREF’s stockholders' equity. The amount at risk under these agreements is the net counterparty exposure, defined as the excess of the carrying amount (or market value, if higher than the carrying amount, for repurchase agreements) of the assets sold under agreement to repurchase, including accrued interest plus any cash or other assets on deposit to secure the repurchase obligation, over the amount of the repurchase liability, adjusted for accrued interest. The following table summarizes certain characteristics of KREF's repurchase agreements where the amount at risk with any individual counterparty, or group of related counterparties, exceeded 10.0% of KREF’s stockholders' equity as of June 30, 2022 and December 31, 2021:

	Outstanding Principal	Net Counterparty Exposure	Percent of Stockholders' Equity	Weighted Average Life (Years)(A)
June 30, 2022
Wells Fargo	$689,958	$240,780	14.4%	2.8
Morgan Stanley	573,542	198,572	11.8	1.3
KREF Lending V(B)	555,239	168,217	10.0	0.6
Total / Weighted Average	$1,818,739	$607,569	36.2%	1.6
December 31, 2021
Wells Fargo	$980,593	$409,489	30.1%	3.4
Morgan Stanley	383,592	166,426	12.2	0.8
KREF Lending V(B)	617,627	139,149	10.2	0.5
Total / Weighted Average	$1,981,812	$715,064	52.5%	2.0

(A)    Average weighted by the outstanding principal of borrowings under the secured financing agreement.
(B)    There were multiple counterparties to the KREF Lending V Facility. Morgan Stanley Bank, N.A. represented 2.4% and 2.5% of the net counterparty exposure as a percent of stockholders' equity as of June 30, 2022 and December 31, 2021, respectively.

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

Term Loan Financing

In April 2018, KREF, through its consolidated subsidiaries, entered into a term loan financing agreement (“Term Loan Facility”) with third party lenders for an initial borrowing capacity of $200.0 million that was subsequently increased to $1.0 billion in October 2018. The facility provides asset-based financing on a non-mark-to-market basis with match-term up to five years and is non-recourse to KREF. Borrowings under the facility are collateralized by senior loans, held-for-investment, and bear interest equal to one-month LIBOR plus a margin. The weighted average margin on the facility were 1.7% and 1.6% as of June 30, 2022 and December 31, 2021, respectively.

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in tables in thousands, except per share amounts)
The following tables summarize our borrowings under the Term Loan Facility:

	June 30, 2022
Term Loan Facility	Count	Outstanding Principal	Amortized Cost	Carrying Value	Wtd. Avg. Yield/Cost(A)	Guarantee(B)	Wtd. Avg. Term(C)
Collateral assets	13	$907,931	$903,544	$893,694	+ 3.5%	n.a.	October 2025
Financing provided	n.a.	741,640	741,232	741,232	+ 1.7%	n.a.	October 2025

	December 31, 2021
Term Loan Facility	Count	Outstanding Principal	Amortized Cost	Carrying Value	Wtd. Avg. Yield/Cost(A)	Guarantee(B)	Wtd. Avg. Term(C)
Collateral assets	12	$1,078,795	$1,076,241	$1,074,116	L + 3.4%	n.a.	August 2024
Financing provided	n.a.	870,458	870,458	870,458	L + 1.6%	n.a.	August 2024

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

Activity — For the six months ended June 30, 2022, the activity related to the carrying value of KREF’s secured financing agreements were as follows:

Secured Financing Agreements, Net
Balance as of December 31, 2021	$3,726,593
Principal borrowings	1,817,044
Principal repayments/sales	(1,971,043)
Deferred debt issuance costs	(7,773)
Amortization of deferred debt issuance costs	4,759
Balance as of June 30, 2022	$3,569,580

Maturities — KREF’s secured financing agreements, term loan financing and other consolidated debt obligations in place as of June 30, 2022 had contractual maturities as follows:

Year	Nonrecourse	Recourse(A)	Total
2022	$383,416	$73,505	$456,921
2023	945,058	253,343	1,198,401
2024	839,576	144,625	984,201
2025	356,749	118,916	475,665
Thereafter	372,600	96,104	468,704
	$2,897,399	$686,493	$3,583,892

(A)    Except for the Revolver, which is full recourse, amounts borrowed subject to a maximum 25.0% recourse limit. The Revolver expires in March 2027.

Covenants — KREF is required to comply with customary loan covenants and event of default provisions related to its secured financing agreements and Revolver, including, but not limited to, negative covenants relating to restrictions on operations with respect to KREF’s status as a REIT, and financial covenants. Such financial covenants include an interest income to interest expense ratio covenant (1.5 to 1.0); a minimum consolidated tangible net worth covenant (75.0% of the aggregate cash proceeds of any equity issuances made and any capital contributions received by KREF and certain subsidiaries or up to approximately $1,349.4 million depending upon the facility); a cash liquidity covenant (the greater of $10.0 million or 5.0% of KREF's recourse indebtedness); and a total indebtedness covenant (83.3% of KREF's Total Assets, as defined in the applicable financing agreements). As of June 30, 2022 and December 31, 2021, KREF was in compliance with its financial debt covenants.

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in tables in thousands, except per share amounts)
Note 6. Collateralized Loan Obligations

In August 2021, KREF financed a pool of loan participations from its existing loan portfolio through a managed CLO ("KREF 2021-FL2"). KREF 2021-FL2 provides KREF with match-term financing on a non-mark-to-market and non-recourse basis. KREF 2021-FL2 has a two-year reinvestment feature that allows principal proceeds of the collateral assets to be reinvested in qualifying replacement assets, subject to the satisfaction of certain conditions set forth in the indenture. Upon the execution of the KREF 2021-FL2, KREF recorded $8.9 million in issuance costs, inclusive of $0.9 million in structuring and placement agent fees paid to KKR Capital Markets LLC ("KCM"), an affiliate of KREF.

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

The following tables outline CLO collateral assets and respective borrowing as of June 30, 2022 and December 31, 2021:

	June 30, 2022
	Count	Outstanding Principal	Amortized Cost	Carrying Value	Wtd. Avg. Yield/Cost(A)	Wtd. Avg. Term(B)
KREF 2021-FL2
Collateral assets(C)(D)	21	$1,300,000	$1,300,000	$1,293,709	+ 3.3%	December 2025
Financing provided	1	1,095,250	1,090,150	1,090,150	L + 1.7%	February 2039
KREF 2022-FL3
Collateral assets(C)	16	$1,000,000	$1,000,000	$996,846	+ 3.0%	September 2026
Financing provided	1	847,500	841,455	841,455	S + 2.1%	February 2039

	December 31, 2021
KREF 2021-FL2	Count	Outstanding Principal	Amortized Cost	Carrying Value	Wtd. Avg. Yield/Cost	Wtd. Avg. Term(B)
Collateral assets(C)(D)	20	$1,300,000	$1,300,000	$1,296,745	L + 3.4%	June 2025
Financing provided	1	1,095,250	1,087,976	1,087,976	L + 1.7%	February 2039

(A)    Expressed as a spread over the relevant benchmark rates, which include one-month LIBOR and Term SOFR, as applicable to each loan. As of June 30, 2022, 91.1% and 8.9% of the CLO collateral loan assets by principal balance earned a floating rate of interest indexed to one-month LIBOR and Term SOFR, respectively. In addition to cash coupon, yield/cost includes the amortization of deferred origination/financing costs.
(B)    Loan term represents weighted-average final maturity, assuming all extension options are exercised by the borrowers, weighted by outstanding principal. Repayments of CLO notes are dependent on timing of underlying collateral loan asset repayments post reinvestment period. The term of the CLO notes represents the rated final distribution date.
(C)    Collateral loan assets represent 30.6% and 19.6% of the principal of KREF's commercial real estate loans as of June 30, 2022 and December 31, 2021, respectively. As of June 30, 2022 and December 31, 2021, 100% of KREF loans financed through the CLOs are floating rate loans.
(D)    Including $0.5 million and $54.0 million cash held in CLO as of June 30, 2022 and December 31, 2021, respectively.

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in tables in thousands, except per share amounts)
The following table presents the CLO assets and liabilities included in KREF’s Condensed Consolidated Balance Sheets:

Assets	June 30, 2022	December 31, 2021
Cash	$500	$54,000
Commercial real estate loans, held-for-investment	2,299,500	1,246,000
Less: Allowance for credit losses	(9,445)	(3,255)
Commercial real estate loans, held-for-investment, net	2,290,055	1,242,745
Accrued interest receivable	6,736	3,091
Other assets	206	766
Total	$2,297,497	$1,300,602
Liabilities
Collateralized loan obligations, net(A)	$1,931,605	$1,087,976
Accrued interest payable	1,883	852
Total	$1,933,488	$1,088,828

(A)     Net of $11.1 million and $7.3 million of unamortized deferred financing costs as of June 30, 2022 and December 31, 2021, respectively.

The following table presents the components of net interest income of CLOs included in KREF’s Condensed Consolidated Statements of Income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net Interest Income
Interest income	$23,775	$10,832	$40,886	$21,953
Interest expense(A)	13,059	2,906	20,827	5,931
Net interest income	$10,716	$7,926	$20,059	$16,022

(A)     Net of interest expense on internally held CLO notes. Includes $2.1 million and $3.7 million of deferred financing costs amortization for the three and six months ended June 30, 2022, respectively.

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

In November 2021, KREF completed the repricing of a $297.8 million then existing secured term loan and a $52.2 million add-on, for an aggregate principal amount of $350.0 million due September 2027, which was issued at par. The upsize of the secured term loan was accounted for as partial debt extinguishment under GAAP, accordingly, KREF recognized an accelerated deferred loan financing cost of $0.7 million during the fourth quarter of 2021. The new secured term loan bears interest at LIBOR plus 3.5% and is subject to a LIBOR floor of 0.5%. KREF recorded $2.0 million in issuance costs, inclusive of $0.8 million in arrangement and structuring fees paid to KCM.

Inclusive of the amortization of the discount and issuance costs, KREF’s total cost of the secured term loan is LIBOR plus 4.1% per annum, subject to the applicable LIBOR floor, as of June 30, 2022. The following table summarizes KREF’s secured term loan at June 30, 2022 and December 31, 2021, respectively:

	June 30, 2022	December 31, 2021
Principal amount	$348,250	$350,000
Unamortized discount	(5,158)	(5,652)
Deferred financing costs	(5,483)	(5,799)
Carrying amount	$337,609	$338,549

Covenants — KREF is required to comply with customary loan covenants and event of default provisions related to its secured term loan that include, but are not limited to, negative covenants relating to restrictions on operations with respect to KREF’s status as a REIT, and financial covenants. Such financial covenants include a minimum consolidated tangible net worth of $650.0 million and a maximum Total Debt to Total Assets ratio, as defined in the secured term loan agreements, of 83.3% (the “Leverage Covenant”). KREF was in compliance with such covenants as of June 30, 2022 and December 31, 2021.

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

The following table details the carrying value of the Convertible Notes on KREF's Condensed Consolidated Balance Sheets:

	June 30, 2022	December 31, 2021
Principal	$143,750	$143,750
Deferred financing costs	(897)	(1,405)
Unamortized discount	(315)	(494)
Carrying value	$142,538	$141,851

The following table details the interest expense related to the Convertible Notes:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cash coupon	$2,201	$2,201	$4,402	$4,402
Discount and issuance cost amortization	346	345	687	687
Total interest expense	$2,547	$2,546	$5,089	$5,089

Accrued interest payable for the Convertible Notes was $1.1 million as of June 30, 2022 and December 31, 2021. Refer to Note 2 for additional discussion of accounting policies for the Convertible Notes.

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

As of June 30, 2022, the joint venture held REO assets with a net carrying value of $69.3 million. KREF has priority of distributions up to $69.5 million before the JV Partner can participate in the economics of the joint venture.

Equity Method Investments

As of June 30, 2022, KREF held a 3.5% interest in RECOP I, an unconsolidated VIE of which KREF is not the primary beneficiary, at its fair value of $36.8 million. The aggregator vehicle in which KREF invests is controlled and advised by affiliates of the Manager. RECOP I primarily acquired junior tranches of CMBS newly issued by third parties. KREF will not pay any fees to RECOP I, but KREF bears its pro rata share of RECOP I's expenses. KREF reported its share of the net asset value of RECOP I in its Condensed Consolidated Balance Sheets, presented as “Equity method investments” and its share of net income, presented as “Income (loss) from equity method investments” in the Condensed Consolidated Statements of Income.

KREF, through a Taxable REIT Subsidiary ("TRS"), held non-voting limited liability company interests issued by the Manager ("Non-Voting Manager Units"), a VIE, for the benefit of the holder of the SNVPS (Note 11). KREF reported its share of net income, presented as “Income (loss) from equity method investments” in the Condensed Consolidated Statements of Income. On October 1, 2021, KREF TRS redeemed its interest in the Manager for a cash call amount of $5.1 million when the KKR Member exercised its Call Option to redeem the Non-Voting Manager Units, including the Non-Voting Manager Units held by KREF TRS.

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

Common Stock — As further described below, since December 2015, KREF issued the following shares of common stock:

Pricing Date	Shares Issued(A)	Net Proceeds
As of December 31, 2015	13,636,416	$272,728
February 2016	2,000,000	40,000
May 2016	3,000,138	57,130
June 2016(B)	21,838	—
August 2016	5,500,000	109,875
As of December 31, 2016	24,158,392	$479,733
February 2017	7,386,208	147,662
April 2017	10,379,738	207,595
May 2017 - Initial Public Offering	11,787,500	219,356
As of December 31, 2017	53,711,838	$1,054,346
August 2018	5,000,000	98,326
November 2018	500,000	9,351
As of December 31, 2018	59,211,838	$1,162,023
November 2021	5,000,000	108,800
November 2021(C)	1	—
November 2021	547,361	11,911
As of December 31, 2021	64,759,200	$1,282,734
February 2022	68,817	1,426
March 2022	6,494,155	133,845
As of March 31, 2022	71,322,172	$1,418,005
June 2022	2,750,000	53,653
As of June 30, 2022	$74,072,172	$1,471,658

(A)    Excludes 527,378 net shares of common stock issued in connection with vested restricted stock units.
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

In May 2021 and June 2022, KKR sold 5,750,000 and 4,250,000 shares of KREF common stock, respectively, through secondary offerings, including the exercise of the underwriters' option to purchase additional common shares, and received all of the $100.4 million and $82.9 million net proceeds from the offerings, respectively. On November 1, 2021, KKR converted its special voting preferred stock into one share of KREF common stock when KREF issued 5,000,000 shares of common stock, resulting in KKR’s ownership to decrease below 25.0% of KREF’s outstanding common stock.

KKR and affiliates beneficially owned 10,000,001 and 14,250,001 shares, or 14.4% and 23.2% of KREF's outstanding common stock as of June 30, 2022 and December 31, 2021, respectively.

In March and June of 2022, KREF issued 6,494,155 and 2,750,000 shares of common stock in an underwritten offering, respectively, which included the partial exercise of the underwriters’ option to purchase additional shares of common stock, and received net proceeds after underwriting discounts and commissions of $133.8 million and $53.7 million, respectively.

During the six months ended June 30, 2022 and 2021, 15,520 and 18,052 shares of common stock were issued related to the vesting of restricted stock units. Upon any payment of shares as a result of restricted stock unit vesting, the related tax

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in tables in thousands, except per share amounts)
withholding obligation will generally be satisfied by KREF, reducing the number of shares to be delivered by a number of shares necessary to satisfy the related applicable tax withholding obligation. Refer to Note 12 for further detail.

Of the 74,599,550 common shares KREF issued, there were 69,654,532 common shares outstanding as of June 30, 2022, which includes 527,378 net shares of common stock issued in connection with vested restricted stock units and is net of 4,945,018 common shares repurchased.

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

During the three months ended June 30, 2022, KREF repurchased 1,044,692 shares of common stock under the repurchase program at an average price per share of $17.28 for a total of $18.1 million. During the six months ended June 30, 2021, KREF did not repurchase any of its common stock. As of June 30, 2022, KREF had $81.9 million of remaining capacity to repurchase shares under the program.

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

During the six months ended June 30, 2022, KREF issued and sold 68,817 shares of common stock under the ATM, generating net proceeds totaling $1.4 million. As of June 30, 2022, $98.6 million remained available for issuance under the ATM.

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

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in tables in thousands, except per share amounts)
Dividends on the SNVPS were payable quarterly, and accrued whether or not KREF had earnings, there were assets legally available for the payment of those dividends or those dividends had been declared. Any dividend payment made on the SNVPS would first be credited against the earliest accumulated but unpaid dividend due with respect to the SNVPS. Upon redemption of the SNVPS or liquidation of KREF, the holder of the SNVPS was entitled to payment of $0.01 per share, together with any accumulated but unpaid preferred distributions, including respective call or put amounts, before any holder of junior security interests, which included KREF's common stock. As KREF did not control the circumstances under which the holder of the SNVPS could redeem its interests, management considered the SNVPS as temporary equity (Note 2).

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

Dividends — During the six months ended June 30, 2022 and 2021, KREF's board of directors declared the following dividends on shares of its common stock and special voting preferred stock:

			Amount
Declaration Date	Record Date	Payment Date	Per Share	Total
2022
March 15, 2022	March 31, 2022	April 15, 2022	$0.43	$29,211
June 15, 2022	June 30, 2022	July 15, 2022	0.43	29,951
				$59,162
2021
March 15, 2021	March 31, 2021	April 15, 2021	$0.43	$23,916
June 15, 2021	June 30, 2021	July 15, 2021	0.43	23,924
				$47,840

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in tables in thousands, except per share amounts)
During the six months ended June 30, 2022, KREF's board of directors declared the following dividends on shares of its Series A Preferred Stock:

			Amount
Declaration Date	Record Date	Payment Date	Per Share	Total
2022
February 1, 2022	February 28, 2022	March 15, 2022	$0.41	$5,326
April 22, 2022	May 31, 2022	June 15, 2022	$0.41	5,326
				$10,652
2021
April 23, 2021	May 31, 2021	June 15, 2021	$0.27	$1,838
				$1,838

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in tables in thousands, except per share amounts)
Note 12. Stock-based Compensation

KREF is externally managed by the Manager and does not currently have any employees. However, as of June 30, 2022, certain individuals employed by the Manager and affiliates of the Manager and certain members of KREF's board of directors were compensated, in part, through the issuance of stock-based awards.

As of June 30, 2022, KREF had restricted stock unit (“RSU”) awards outstanding under the KKR Real Estate Finance Trust Inc. 2016 Omnibus Incentive Plan that was adopted on February 12, 2016 and amended and restated on November 17, 2016 (the "Incentive Plan") to certain members of KREF’s board of directors and employees of the Manager or its affiliates, none of whom are KREF employees. RSUs awarded to employees of the Manager or its affiliates, generally vest over three consecutive one-year periods and awards to certain members of KREF's board of directors generally vest over a one-year period, pursuant to the terms of the respective award agreements and the terms of the Incentive Plan.

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

The following table summarizes the activity in KREF’s outstanding RSUs and the weighted-average grant date fair value per RSU:

	Restricted Stock Units	Weighted Average Grant Date Fair Value Per RSU(A)
Unvested as of December 31, 2021	808,330	$19.50
Granted	27,625	19.91
Vested	(15,520)	19.65
Forfeited / cancelled	(28,501)	19.04
Unvested as of June 30, 2022	791,934	$19.53

(A)    The grant-date fair value is based upon the closing price of KREF’s common stock at the date of grant.

KREF expects the unvested RSUs outstanding to vest during the following years:

Year	Restricted Stock Units
2022	375,716
2023	286,439
2024	129,779
Total	791,934

KREF recognizes the compensation cost of RSUs awarded to employees of the Manager, or one or more of its affiliates, on a straight-line basis over the awards’ term at their grant date fair value, consistent with the RSUs awarded to certain members of KREF's board of directors.

During the three and six months ended June 30, 2022, KREF recognized $2.0 million and $4.2 million, respectively, of stock-based compensation expense included in “General and administrative” expense in the Condensed Consolidated Statements of Income. During the three and six months ended June 30, 2021, KREF recognized $2.0 million and $4.0 million, respectively, of stock-based compensation expense. As of June 30, 2022, there was $10.1 million of total unrecognized stock-based compensation expense related to unvested share-based compensation arrangements. This cost is expected to be recognized over a weighted average period of 1.0 year.

During the six months ended June 30, 2022 and 2021, KREF declared $0.7 million and $0.0 million, respectively, of nonforfeitable dividends on unvested RSUs. Such nonforfeitable dividends were deducted from “Retained earnings (Accumulated deficit)” in the Condensed Consolidated Statement of Changes in Equity.

Upon any payment of shares as a result of restricted stock unit vesting, the related tax withholding obligation will generally be satisfied by KREF, reducing the number of shares to be delivered by a number of shares necessary to satisfy the related

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in tables in thousands, except per share amounts)
applicable tax withholding obligation. The amount results in a cash payment related to this tax liability and a corresponding reduction to additional paid-in capital in the Condensed Consolidated Statement of Changes in Equity. No
shares were delivered for vested RSUs during the six months ended June 30, 2022.

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

For the six months ended June 30, 2022, 6,316,174 potentially issuable shares related to the Convertible Notes were included in the dilutive EPS denominator after the adoption of ASU 2020-06. For the three months ended June 30, 2022, such shares were excluded from the dilutive EPS denominator because the effect was anti-dilutive. For the three and six months ended June 30, 2021, before the adoption of ASU 2020-06, all potentially issuable shares related to the Convertible Notes were excluded from the calculation of diluted EPS because KREF had the intent and ability to settle the Convertible Notes in cash.

The following table illustrates the computation of basic and diluted EPS for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Basic Earnings
Net Income (Loss)	$25,061	$31,077	$60,529	$61,169
Less: Preferred stock dividends and redemption value adjustment	5,326	1,813	10,652	2,721
Less: Participating securities' share in earnings	341	—	687	—
Net income (loss) attributable to common stockholders	$19,394	$29,264	$49,190	$58,448

Diluted Earnings
Net income (loss) attributable to common stockholders	$19,394	$29,264	$49,190	$58,448
Add: Interest expense attributable to the Convertible Notes	—	—	4,402	—
Less: Reallocation of undistributed earnings to participating securities	—	—	—	—
Net income (loss) attributable to common stockholders, diluted	$19,394	$29,264	$53,592	$58,448

Denominator
Basic weighted average common shares outstanding	68,549,049	55,632,322	65,832,841	55,625,911
Dilutive shares under assumed conversion of the Convertible Notes	—	—	6,316,174	—
Dilutive restricted stock units(A)	—	274,764	—	193,199
Diluted weighted average common shares outstanding	68,549,049	55,907,086	72,149,015	55,819,110

Net income (loss) attributable to common stockholders, per:
Basic common share	$0.28	$0.53	$0.75	$1.05
Diluted common share	$0.28	$0.52	$0.74	$1.05

(A)    For the three and six months ended June 30, 2022, 199,713 and 190,637 weighted average unvested RSUs, respectively, were excluded from the calculation of diluted EPS because the effect was anti-dilutive.

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in tables in thousands, except per share amounts)
Note 14. Commitments and Contingencies

As of June 30, 2022, KREF was subject to the following commitments and contingencies:

Litigation — From time to time, KREF may be involved in various claims and legal actions arising in the ordinary course of business. KREF establishes an accrued liability for legal proceedings only when those matters present loss contingencies that are both probable and reasonably estimable.

As of June 30, 2022, KREF was not involved in any material legal proceedings regarding claims or legal actions against KREF.

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

Capital Commitments — As of June 30, 2022, KREF had future funding commitments of $1,412.2 million related to its investments in commercial real estate loans. These future funding commitments primarily relate to construction projects, capital improvements, tenant improvements and leasing commissions. Generally, funding commitments are subject to certain conditions that must be met, such as customary construction draw certifications, minimum credit metrics or executions of new leases before advances are made to the borrower.

In January 2017, KREF committed $40.0 million to invest in an aggregator vehicle alongside RECOP I. The two-year investment period for RECOP I ended in April 2019. As of June 30, 2022, KREF had a remaining commitment of $4.3 million to RECOP I.

Impact of the COVID-19 Pandemic — The full extent of the impact of COVID-19 and certain macroeconomic indicators, including inflation and interest rates, on the global economy generally, and KREF's business in particular, is uncertain. However, to the extent COVID-19 and other macroeconomic indicators continue to cause dislocations in the global economy, KREF's financial condition, results of operations and cash flows may be adversely impacted. Refer to “Note 2 — Summary of Significant Accounting Policies” for further discussion regarding COVID-19.

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

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in tables in thousands, except per share amounts)

No awards may be granted under the Incentive Plan on and after February 12, 2026. The Incentive Plan will continue to apply to awards granted prior to such date. During the three and six months ended June 30, 2022, KREF granted 27,625 RSUs to KREF's directors. During the three and six months ended June 30, 2021, KREF granted 15,520 RSUs to KREF's directors. During the year ended December 31, 2021, KREF granted 415,520 RSUs to KREF's directors and employees of the Manager. As of June 30, 2022, 2,709,075 shares of common stock remained available for awards under the Incentive Plan.

Due to Affiliates — The following table contains the amounts presented in KREF's Condensed Consolidated Balance Sheets that it owes to affiliates:

	June 30, 2022	December 31, 2021
Management fees	$6,506	$5,289
Expense reimbursements and other(A)	1,791	663
	$8,297	$5,952

(A)    Includes $1.8 million and $0.6 million of accrued KCM fees as of June 30, 2022 and December 31, 2021, respectively.

Affiliates Expenses — The following table contains the amounts included in KREF's Condensed Consolidated Statements of Income that arose from transactions with the Manager:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Management fees	$6,506	$4,835	$12,513	$9,125
Incentive compensation	—	2,403	—	4,595
Expense reimbursements and other(A)	1,781	447	2,507	799
	$8,287	$7,685	$15,020	$14,519

(A)    KREF presents these amounts in "General and administrative" in its Condensed Consolidated Statements of Income. Affiliate expense reimbursements presented in the table above exclude the out-of-pocket amounts paid by the Manager to parties unaffiliated with the Manager on behalf of KREF, and for which KREF reimburses the Manager in cash. For the three and six months ended June 30, 2022, these cash reimbursements totaled $1.8 million and $2.6 million, respectively; and for the three and six months ended June 30, 2021, these cash reimbursements totaled $0.3 million and $2.4 million, respectively.

In connection with the ATM, KCM, in its capacity as one of the sales agents, will receive commissions for the shares of KREF’s common stock it sells. This amount is not to exceed, but may be less than, 2.0% of the gross sales price per share. KREF sold 68,817 shares under the ATM through a third-party broker and did not incur or pay any commissions to KCM during the six months ended June 30, 2022.

In connection with the HSBC Facility entered into in March 2020, and in consideration for structuring and sourcing this arrangement, KREF is obligated to pay KCM a structuring fee equal to 0.25% of the respective committed loan advances under the agreement. Such fees are capitalized as deferred financing cost and amortized to interest expense over the lesser of the initial term of the loan or the facility. During the six months ended June 30, 2022 and 2021, KREF did not incur or pay any KCM structuring fees in connection with the facility.

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

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in tables in thousands, except per share amounts)
In connection with the Series A Preferred Stock issuance in April 2021 and January 2022, and in consideration for its services as joint bookrunner, KREF incurred and paid KCM $1.6 million and $1.3 million in underwriting discount and commission, respectively. The underwriting discount and commission was settled net of the preferred stock issuance proceeds and recorded as a reduction to additional paid-in-capital in KREF's condensed consolidated financial statements.

In connection with the KREF Lending IX Facility entered into in July 2021, and in consideration for structuring and sourcing this arrangement, KREF is obligated to pay KCM a structuring fee equal to 0.75% of the respective committed loan advances under the agreement. Such fees are capitalized as deferred financing cost and amortized to interest expense over the draw period of the facility. In connection with the upsize of the KREF Lending IX Facility in March 2022, and in consideration for its services as the arranger, KREF paid KCM $0.6 million in structuring fees during the six months ended June 30, 2022.

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

In connection with the extension and upsize of the Revolver in March 2022, and in consideration for its services as the arranger, KREF is obligated to pay KCM an arrangement fee equal to 0.375% of the aggregate amount of existing commitments plus 0.75% of the aggregate amount of new commitments. Such fees were capitalized as deferred financing cost included within "Other assets" on the Condensed Consolidated Balance Sheet and amortized to interest expense over the life of the Revolver. KREF paid $3.3 million of arrangement fees in connection with the Revolver in the second quarter of 2022.

In connection with the KREF Lending XI Facility entered into in April 2022, and in consideration for its services as the structuring agent, KREF paid KCM $0.5 million in structuring fees in the second quarter of 2022. Such fees are capitalized as deferred financing cost and amortized to interest expense over the estimated life of the facility.

In connection with the KREF Lending XII Facility entered into in June 2022, and in consideration for structuring and sourcing this arrangement, KREF is obligated to pay KCM a structuring fee equal to 0.35% of the respective loan advances under the agreement. Such fees are capitalized as deferred financing cost and amortized to interest expense over the draw period of the facility. KREF accrued $0.6 million in KCM structuring fees in connection with the facility as of June 30, 2022.

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in tables in thousands, except per share amounts)
Note 16. Fair Value of Financial Instruments

The carrying values and fair values of KREF’s financial assets and liabilities recorded at fair value on a recurring basis, as well as other financial instruments not carried at fair value, as of June 30, 2022, were as follows:

				Fair Value
	Principal Balance	Amortized Cost(A)	Carrying Value(B)	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$118,020	$118,020	$118,020	$118,020	$—	$—	$118,020
Commercial real estate loans, held-for-investment, net(C)	7,525,911	7,473,101	7,441,572	—	—	7,452,409	7,452,409
Equity method investments	36,782	36,782	36,782	—	—	36,782	36,782
	$7,680,713	$7,627,903	$7,596,374	$118,020	$—	$7,489,191	$7,607,211
Liabilities
Secured financing agreements, net	$3,583,894	$3,569,581	$3,569,581	$—	$—	$3,569,581	$3,569,581
Collateralized loan obligations, net	1,942,750	1,931,605	1,931,605	—	—	1,869,554	1,869,554
Secured term loan, net	348,250	337,609	337,609	—	346,073	—	346,073
Convertible notes, net	143,750	142,538	142,538	—	142,816	—	142,816
	$6,018,644	$5,981,333	$5,981,333	$—	$488,889	$5,439,135	$5,928,024

(A)    The amortized cost of commercial real estate loans is net of $5.5 million write-off on a mezzanine loan and $47.3 million unamortized origination discounts and deferred fees. The amortized cost of secured financing agreements is net of $14.3 million unamortized debt issuance costs. The amortized cost of collateralized loan obligations is net of $11.1 million unamortized debt issuance costs.
(B)    The carrying value of commercial mortgage loans is net of $31.5 million allowance for credit losses.
(C)    Includes $2,299.5 million of CLO loan participations as of June 30, 2022.

The carrying values and fair values of KREF’s financial assets recorded at fair value on a recurring basis, as well as other financial instruments for which fair value is disclosed, as of December 31, 2021, were as follows:

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
(C)    Includes $1,246.0 million of CLO loan participations as of December 31, 2021.

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in tables in thousands, except per share amounts)
The following table contains the Level 3 inputs used to value assets and liabilities on a recurring and nonrecurring basis or where KREF discloses fair value as of June 30, 2022:

	Fair Value	Valuation Methodologies	Unobservable Inputs(A)	Weighted Average(B)	Range
Assets and Liabilities(C)
Commercial real estate loans, held-for-investment(D)	$7,452,409	Discounted cash flow	Discount rate	4.1%	2.6% - 16.6%
	$7,452,409

(A)    An increase (decrease) in the valuation input results in a decrease (increase) in value.
(B)    Represents the average of the input value, weighted by the unpaid principal balance of the financial instrument.
(C)    KREF carries a $36.8 million investment in an aggregator vehicle alongside RECOP I (Note 10) at its pro rata share of the aggregator's net asset value, which management believes approximates fair value.
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

KREF did not report any significant financial assets or liabilities at fair value on a nonrecurring basis as of June 30, 2022 and December 31, 2021.

Assets and Liabilities for Which Fair Value is Only Disclosed

KREF does not carry its secured financing agreements at fair value as management did not elect the fair value option for these liabilities. As of June 30, 2022, the fair value of KREF's financing facilities approximated their respective carrying value.

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

KREF consolidates subsidiaries that incur U.S. federal, state and local income taxes, based on the tax jurisdiction in which each subsidiary operates. During the six months ended June 30, 2022, KREF recorded no income tax provision. During the six months ended June 30, 2021, KREF recorded a current income tax provision of $0.2 million, related to the operations of its taxable REIT subsidiaries and various other state and local taxes. There were no deferred tax assets or liabilities as of June 30, 2022 and December 31, 2021.

As of June 30, 2022, tax years 2017 through 2021 remain subject to examination by taxing authorities.

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in tables in thousands, except per share amounts)
Note 18. Subsequent Events

The following events occurred subsequent to June 30, 2022:

Corporate Activities

Stock Repurchase

In July 2022, KREF repurchased 401,844 shares of its common stock at an average price per share of $17.44 for a total of $7.0 million.

Dividends

In July 2022, KREF paid $30.0 million in dividends on its common stock, or $0.43 per share, with respect to the second quarter of 2022, to stockholders of record on June 30, 2022.

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

Earnings (Loss) Per Share and Dividends Declared

The following table sets forth the calculation of basic and diluted net income (loss) per share and dividends declared per share (amounts in thousands, except share and per share data):

	Three Months Ended,
	June 30, 2022	March 31, 2022
Net income attributable to common stockholders	$19,394	$29,796
Weighted-average number of shares of common stock outstanding
Basic	68,549,049	63,086,452
Diluted	68,549,049	69,402,626
Net income per share, basic	$0.28	$0.47
Net income per share, diluted	$0.28	$0.46
Dividends declared per share	$0.43	$0.43

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

Historically, when calculating our share count for purposes of GAAP earnings per diluted share and Distributable Earnings per diluted share, we have excluded the number of shares that may be issued upon the conversion of the Convertible Notes. As a result of updated accounting guidance, beginning with the first quarter of 2022, we are now required to include such shares in our diluted shares outstanding under GAAP notwithstanding that we currently have the intent and ability to settle the Convertible Notes in cash. Accordingly, beginning with the first quarter of 2022, for purposes of calculating Distributable Earnings per diluted weighted average share, the weighted average diluted shares outstanding has been adjusted from the weighted average diluted shares outstanding under GAAP to exclude potential shares that may be issued upon the conversion of the Convertible Notes, when the effect is dilutive. Consistent with the treatment of other unrealized adjustments to Distributable

Earnings, these potentially issuable shares are excluded until a conversion occurs, which we believe is a useful presentation for investors. We believe that excluding shares issued in connection with a potential conversion of the Convertible Notes from our computation of Distributable Earnings per diluted weighted average share is useful to investors for various reasons, including: (i) conversion of Convertible Notes to shares would require the holder of a note to elect to convert the Convertible Note and for us to elect to settle the conversion in the form of shares, and we currently intend to settle the Convertible Notes in cash; (ii) future conversion decisions by note holders will be based on our stock price in the future, which is presently not determinable; and (iii) we believe that when evaluating our operating performance, investors and potential investors consider our Distributable Earnings relative to our actual distributions, which are based on shares outstanding and not shares that might be issued in the future.

The table below reconciles the weighted average diluted shares under GAAP to the weighted average diluted shares used for Distributable Earnings:

	Three Months Ended,
	June 30, 2022	March 31, 2022
Diluted weighted average common shares outstanding, GAAP	68,549,049	69,402,626
Less: Dilutive shares under assumed conversion of the Convertible Notes (ASU 2020-06)	—	(6,316,174)
Less: Anti-dilutive restricted stock units	—	—
Diluted weighted average common shares outstanding, Distributable Earnings	68,549,049	63,086,452

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

The following table provides a reconciliation of GAAP net income attributable to common stockholders to Distributable Earnings (amounts in thousands, except share and per share data):

	Three Months Ended,
	June 30, 2022	March 31, 2022
Net Income (Loss) Attributable to Common Stockholders	$19,394	$29,796
Adjustments
Non-cash equity compensation expense	2,040	2,126
Unrealized (gains) or losses(A)	(190)	(1,032)
Provision for (reversal of) credit losses, net	11,798	(1,218)
Non-cash convertible notes discount amortization	90	89
Distributable Earnings	$33,132	$29,761
Weighted average number of shares of common stock outstanding
Basic	68,549,049	63,086,452
Adjusted Diluted Shares Outstanding(B)	68,549,049	63,086,452
Distributable Earnings per Diluted Weighted Average Share(C)	$0.48	$0.47

(A)    Includes ($0.2) million and ($1.0) million of unrealized mark-to-market adjustment to our RECOP I's underlying CMBS investments for the three months ended June 30, 2022 and March 31, 2022, respectively.
(B)    See the reconciliation from weighted average diluted shares under GAAP to the adjusted weighted average diluted shares used for Distributable
Earnings above.

Book Value per Share

We believe that book value per share is helpful to stockholders in evaluating the growth of our company as we have scaled our equity capital base and continue to invest in our target assets. The following table calculates our book value per share of common stock (amounts in thousands, except share and per share data):

	June 30, 2022	December 31, 2021
KKR Real Estate Finance Trust Inc. stockholders' equity	$1,676,325	$1,361,434
Series A preferred stock (liquidation preference of $25.00 per share)	(327,750)	(172,500)
Common stockholders' equity	$1,348,575	$1,188,934
Shares of common stock issued and outstanding at period end	69,654,532	61,370,732
Book value per share of common stock	$19.36	$19.37

Book value as of June 30, 2022 included the impact of an estimated CECL credit loss allowance of $34.3 million, or ($0.49) per common share. See Note 2 — Summary of Significant Accounting Policies, to our condensed consolidated financial statements included in this Form 10-Q for detailed discussion of allowance for credit losses.

Our Portfolio

We have established a $7,887.8 million portfolio of diversified investments, consisting primarily of performing senior and mezzanine commercial real estate loans as of June 30, 2022.

Our loan portfolio is 100.0% performing as of June 30, 2022. During the six months ended June 30, 2022, we collected 100.0% of interest payments due on our loan portfolio. As of June 30, 2022, the average risk rating of our loan portfolio was 3.0 (Average Risk), weighted by total loan exposure. As of June 30, 2022, 96.0% of our loans, based on total loan exposure, was risk-rated 3 or better. As of June 30, 2022, the average loan commitment in our portfolio was $121.3 million and multifamily and office loans comprised 73% of our loan portfolio, while hospitality loans comprised 5% of the portfolio.

In addition to our loan portfolio, as of June 30, 2022, as a result of taking title to the collateral of one defaulted senior retail loan, we owned one REO asset with a net carrying value of $79.2 million, comprised of the fair value of the acquired retail property and the capitalized transaction and redevelopment costs, as of June 30, 2022. This property is held for investment and reflected on our condensed consolidated balance sheets.

Since our IPO, we have continued to execute on our primary investment strategy of originating floating-rate transitional senior loans and, as we continue to scale our loan portfolio, we expect that our originations will continue to be heavily weighted toward floating-rate loans. As of June 30, 2022, 100.0% of our loans by total loan exposure earned a floating rate of interest. We expect the majority of our future investment activity to focus on originating floating-rate senior loans that we finance with our repurchase and other financing facilities, with a secondary focus on originating floating-rate loans for which we syndicate a senior position and retain a subordinated interest for our portfolio. As of June 30, 2022, all of our investments were located in the United States.

The following charts illustrate the diversification and composition of our loan portfolio(A), based on type of investment, interest rate, underlying property type, geographic location, vintage and LTV as of June 30, 2022:

The charts above are based on total outstanding principal amount of our commercial real estate loans.

(A)    Excludes: (i) one REO retail asset on a defaulted loan with net carrying value of $79.2 million as of June 30, 2022, (ii) CMBS B-Piece investments held through RECOP I, an equity method investment and (iii) one impaired mezzanine loan with an outstanding principal of $5.5 million that was fully written off.
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

(D)    Excludes one real estate corporate loan to a multifamily operator with an outstanding principal amount of $42.0 million, representing 0.5% of our commercial real estate loans as of June 30, 2022.
(E)    LTV is generally based on the initial loan amount divided by the as-is appraised value as of the date the loan was originated or by the current principal amount as of the date of the most recent as-is appraised value.

The following table details our quarterly loan activity (dollars in thousands):

	Three Months Ended
	June 30, 2022	March 31, 2022	December 31, 2021	September 30, 2021
Loan originations	$1,034,191	$843,624	$1,804,897	$1,536,993
Loan fundings(A)	$1,077,132	$744,192	$1,680,890	$1,142,969
Loan repayments/syndications	(444,313)	(282,282)	(679,749)	(934,899)
Net fundings	632,819	461,910	1,001,141	208,070
PIK interest	479	464	418	373
Write-off	—	—	(32,905)	—
Transfer to REO	—	—	(77,516)	—
Total activity	$633,298	$462,374	$891,138	$208,443
(A)    Includes initial funding of new loans and additional fundings made under existing loans.

The following table details overall statistics for our loan portfolio as of June 30, 2022 (dollars in thousands):

		Total Loan Exposure(A)
	Balance Sheet Portfolio	Total Loan Portfolio	Floating Rate Loans	Fixed Rate Loans
Number of loans	77	76	76	—
Principal balance	$7,525,911	$7,772,911	$7,772,911	$—
Amortized cost	$7,473,101	$7,725,600	$7,725,600	$—
Unfunded loan commitments(B)	$1,412,237	$1,412,237	$1,412,237	$—
Weighted-average cash coupon(C)	5.1%	+ 3.3%	+ 3.3%	n.a.
Weighted-average all-in yield(C)	5.5%	+ 3.6%	+ 3.6%	n.a.
Weighted-average maximum maturity (years)(D)	3.6	3.6	3.6	n.a.
LTV(E)	67%	67%	67%	n.a.

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
(C)     As of June 30, 2022, 73.7% and 26.3% of floating rate loans by loan exposure were indexed to one-month USD LIBOR and Term SOFR, respectively. In addition to cash coupon, all-in yield includes the amortization of deferred origination fees, loan origination costs and purchase discounts.
(D)     Maximum maturity assumes all extension options are exercised by the borrower; however, our loans may be repaid prior to such date. As of June 30, 2022, based on total loan exposure, 69.8% of our loans were subject to yield maintenance or other prepayment restrictions and 30.2% were open to repayment by the borrower without penalty.
(E)     LTV is generally based on the initial loan amount divided by the as-is appraised value as of the date the loan was originated or by the current principal amount as of the date of the most recent as-is appraised value. Weighted average LTV excludes one real estate corporate loan to a multifamily operator with an outstanding principal of $42.0 million as of June 30, 2022.

The table below sets forth additional information relating to our portfolio as of June 30, 2022 (dollars in millions):

	Investment(A)	Location	Property Type	Investment Date	Total Whole Loan(B)	Committed Principal Amount(B)	Current Principal Amount	Net Equity(C)	Coupon(D)(E)		Max Remaining Term (Years)(D)(F)	Loan Per SF / Unit / Key(G)	LTV(D)(H)	Risk Rating
	Senior Loans(J)
1	Senior Loan	Arlington, VA	Multifamily	9/30/2021	$381.0	$381.0	$353.9	$71.2	+	3.2%	4.3	$ 318,784 / unit	69%	3
2	Senior Loan	Bellevue, WA	Office	9/13/2021	520.8	260.4	75.4	19.7	+	3.6	4.8	$ 855 / SF	63	3
3	Senior Loan	Los Angeles, CA	Multifamily	2/19/2021	260.0	260.0	250.0	38.1	+	3.6	3.7	$ 466,400 / unit	68	3
4	Senior Loan	Various	Industrial	4/28/2022	504.5	252.3	252.3	48.7	+	2.7	4.9	$ 98 / SF	64	3
5	Senior Loan	Mountain View, CA	Office	7/14/2021	362.8	250.0	189.3	47.5	+	3.3	4.1	$ 616 / SF	73	3
6	Senior Loan	New York, NY	Condo (Residential)	12/20/2018	234.5	234.5	218.1	62.6	+	3.6	1.5	$ 1,362 / SF	69	3
7	Senior Loan	Bronx, NY	Industrial	8/27/2021	381.2	228.7	124.8	26.9	+	4.1	4.2	$ 277 / SF	52	3
8	Senior Loan	Various	Multifamily	5/31/2019	216.5	216.5	216.3	39.0	+	4.0	1.9	$ 202,104 / unit	74	3
9	Senior Loan(K)	Various	Industrial	6/30/2021	425.0	212.5	30.2	28.5	+	5.5	4.0	$ 163 / SF	67	3
10	Senior Loan	Minneapolis, MN	Office	11/13/2017	194.4	194.4	194.4	33.1	+	3.8	0.4	$ 179 / SF	77	2
11	Senior Loan	Various	Industrial	6/15/2022	375.5	187.8	132.6	25.3	+	2.9	5.0	$ 95 / SF	50	3
12	Senior Loan	Washington, D.C.	Office	11/9/2021	187.7	187.7	145.1	38.5	+	3.3	4.4	$ 417 / SF	55	3
13	Senior Loan	Boston, MA	Office	2/4/2021	375.0	187.5	187.5	37.4	+	3.3	3.6	$ 506 / SF	71	3
14	Senior Loan	The Woodlands, TX	Hospitality	9/15/2021	183.3	183.3	169.3	31.0	+	4.2	4.3	$ 186,198 / key	64	3
15	Senior Loan	Philadelphia, PA	Office	4/11/2019	182.6	182.6	157.0	25.0	+	2.6	1.9	$ 220 / SF	68	4
16	Senior Loan	Washington, D.C.	Office	12/20/2019	175.5	175.5	134.6	36.8	+	3.4	2.5	$ 659 / SF	58	3
17	Senior Loan	West Palm Beach, FL	Multifamily	12/29/2021	171.5	171.5	169.6	25.3	+	2.7	4.5	$ 208,857 / unit	73	3
18	Senior Loan	Chicago, IL	Office	7/15/2019	170.0	170.0	137.6	40.5	+	3.3	2.1	$ 132 / SF	57	3
19	Senior Loan	Boston, MA	Life Science	4/27/2021	332.3	166.2	130.7	22.5	+	3.6	3.9	$ 543 / SF	66	3
20	Senior Loan	New York, NY	Multifamily	12/5/2018	163.0	163.0	148.5	22.9	+	4.0	1.4	$ 558,300 / unit	77	3
21	Senior Loan	Philadelphia, PA	Office	6/19/2018	161.0	161.0	161.0	161.4	+	3.5	1.0	$ 165 / SF	71	4
22	Senior Loan	Oakland, CA	Office	10/23/2020	509.9	159.7	121.5	19.1	+	4.3	3.4	$ 373 / SF	65	3
23	Senior Loan	Plano, TX	Office	2/6/2020	153.7	153.7	135.7	21.4	+	2.7	2.6	$ 188 / SF	63	2
24	Senior Loan	Seattle, WA	Life Science	10/1/2021	188.0	140.3	96.2	25.3	+	3.1	4.3	$ 614 / SF	69	3
25	Senior Loan	Dallas, TX	Office	12/10/2021	138.0	138.0	135.8	25.1	+	3.6	4.4	$ 432 / SF	68	3
26	Senior Loan	Boston, MA	Multifamily	3/29/2019	137.0	137.0	137.0	30.7	+	2.7	1.8	$ 351,282 / unit	59	3
27	Senior Loan	Arlington, VA	Multifamily	1/20/2022	135.3	135.3	130.9	31.6	+	2.9	4.6	$ 436,300 / unit	65	3
28	Senior Loan	Fort Lauderdale, FL	Hospitality	11/9/2018	130.0	130.0	130.0	24.2	+	3.4	1.4	$ 375,723 / key	66	3
29	Senior Loan	San Carlos, CA	Life Science	2/1/2022	195.9	125.0	82.0	21.1	+	3.6	4.6	$ 560 / SF	68	3
30	Senior Loan	Fontana, CA	Industrial	5/11/2021	119.9	119.9	57.0	28.0	+	4.6	3.9	$ 102 / SF	64	3
31	Senior Loan	Irving, TX	Multifamily	4/22/2021	117.6	117.6	112.0	19.1	+	3.3	3.9	$ 123,317 / unit	70	3
32	Senior Loan	Cambridge, MA	Life Science	12/22/2021	401.3	115.7	57.1	14.8	+	3.9	4.5	$ 1,072 / SF	51	3
33	Senior Loan	Pittsburgh, PA	Student Housing	6/8/2021	112.5	112.5	112.5	17.0	+	2.9	3.9	$ 155,602 / unit	74	3
34	Senior Loan	Las Vegas, NV	Multifamily	12/28/2021	106.3	106.3	102.0	19.8	+	2.7	4.5	$ 193,182 / unit	61	3
35	Senior Loan	Doral, FL	Multifamily	12/10/2021	212.0	106.0	106.0	20.9	+	2.8	4.4	$ 335,975 / unit	77	3
36	Senior Loan	San Diego, CA	Multifamily	10/20/2021	103.5	103.5	103.5	18.4	+	2.8	4.4	$ 448,052 / unit	71	3
37	Senior Loan	Orlando, FL	Multifamily	12/14/2021	102.4	102.4	88.9	21.4	+	3.0	4.5	$ 234,565 / unit	74	3

	Investment(A)	Location	Property Type	Investment Date	Total Whole Loan(B)	Committed Principal Amount(B)	Current Principal Amount	Net Equity(C)	Coupon(D)(E)		Max Remaining Term (Years)(D)(F)	Loan Per SF / Unit / Key(G)	LTV(D)(H)	Risk Rating
38	Senior Loan	West Hollywood, CA	Multifamily	1/26/2022	102.0	102.0	102.0	15.2	+	3.0	4.6	$ 2,756,757 / unit	65	3
39	Senior Loan	Boston, MA	Industrial	6/28/2022	285.5	100.0	98.2	97.4	+	3.0	5.0	$ 196 / SF	52	3
40	Senior Loan	Washington, D.C.	Office	1/13/2022	228.5	100.0	57.7	9.2	+	3.2	5.6	$ 211 / SF	55	3
41	Senior Loan	Phoenix, AZ	Industrial	1/13/2022	195.3	100.0	14.2	2.9	+	4.0	4.6	$ 57 / SF	57	3
42	Senior Loan	Brisbane, CA	Life Science	7/22/2021	95.0	95.0	88.4	19.9	+	3.0	4.1	$ 763 / SF	71	3
43	Senior Loan	State College, PA	Student Housing	10/15/2019	93.4	93.4	89.1	23.1	+	2.7	2.4	$ 74,659 / unit	64	3
44	Senior Loan	Brandon, FL	Multifamily	1/13/2022	90.3	90.3	63.4	9.9	+	3.1	4.6	$ 192,590 / unit	75	3
45	Senior Loan	Dallas, TX	Multifamily	12/23/2021	90.0	90.0	77.5	14.9	+	2.8	4.5	$ 238,488 / unit	67	3
46	Senior Loan	Miami, FL	Multifamily	10/14/2021	89.5	89.5	89.5	17.1	+	2.8	4.4	$ 304,422 / unit	76	3
47	Senior Loan	Denver, CO	Multifamily	6/24/2021	88.5	88.5	88.5	15.4	+	3.0	4.0	$ 295,000 / unit	77	3
48	Senior Loan	Dallas, TX	Office	1/22/2021	87.0	87.0	87.0	21.2	+	3.3	3.6	$ 288 / SF	65	3
49	Senior Loan	Charlotte, NC	Multifamily	12/14/2021	86.8	86.8	76.0	10.9	+	3.0	4.5	$ 206,522 / unit	74	3
50	Senior Loan	San Antonio, TX	Multifamily	6/1/2022	246.5	86.3	80.3	79.9	+	2.8	4.9	$ 88,134 / unit	68	3
51	Senior Loan	New York, NY	Multifamily	3/29/2018	86.0	86.0	86.0	13.3	+	4.0	0.8	$ 462,366 / unit	63	2
52	Senior Loan	Scottsdale, AZ	Multifamily	5/9/2022	169.0	84.5	84.5	12.7	+	2.9	4.9	$ 457,995 / unit	64	3
53	Senior Loan	Raleigh, NC	Multifamily	4/27/2022	82.9	82.9	76.5	14.7	+	3.0	4.9	$ 239,063 / unit	68	3
54	Senior Loan	Hollywood, FL	Multifamily	12/20/2021	81.0	81.0	81.0	14.7	+	3.0	4.5	$ 327,935 / unit	74	3
55	Senior Loan	Seattle, WA	Office	3/20/2018	80.7	80.7	80.7	46.9	+	4.1	0.8	$ 468 / SF	56	3
56	Senior Loan	Phoenix, AZ	Single Family Rental	4/22/2021	72.1	72.1	27.2	9.8	+	4.8	3.9	$ 157,092 / unit	50	3
57	Senior Loan	Arlington, VA	Multifamily	10/23/2020	141.8	70.9	70.9	11.6	+	3.8	3.3	$ 393,858 / unit	73	3
58	Senior Loan	Denver, CO	Multifamily	9/14/2021	70.3	70.3	69.3	11.0	+	2.7	4.3	$ 286,157 / unit	78	3
59	Senior Loan	Washington, D.C.	Multifamily	12/4/2020	69.0	69.0	66.4	10.5	+	3.5	3.4	$ 265,617 / unit	63	3
60	Senior Loan	Dallas, TX	Multifamily	8/18/2021	68.2	68.2	68.2	9.8	+	3.8	4.2	$ 189,444 / unit	70	3
61	Senior Loan	Manassas Park, VA	Multifamily	2/25/2022	68.0	68.0	68.0	13.1	+	2.7	4.7	$ 223,684 / unit	73	3
62	Senior Loan	Plano, TX	Multifamily	3/31/2022	67.8	67.8	64.2	17.0	+	2.8	4.8	$ 241,165 / unit	75	3
63	Senior Loan	Nashville, TN	Hospitality	12/9/2021	66.0	66.0	64.3	9.8	+	3.6	4.5	$ 279,498 / key	68	3
64	Senior Loan	Atlanta, GA	Multifamily	12/10/2021	61.5	61.5	56.7	14.6	+	2.9	4.5	$ 187,771 / unit	67	3
65	Senior Loan	Durham, NC	Multifamily	12/15/2021	60.0	60.0	51.0	9.1	+	2.9	4.5	$ 147,758 / unit	67	3
66	Senior Loan	San Antonio, TX	Multifamily	4/20/2022	57.6	57.6	55.2	9.9	+	2.7	4.9	$ 161,404 / unit	79	3
67	Senior Loan	Sharon, MA	Multifamily	12/1/2021	56.9	56.9	56.9	8.3	+	2.8	4.4	$ 296,484 / unit	70	3
68	Senior Loan	Queens, NY	Industrial	2/22/2022	55.3	55.3	52.0	12.8	+	4.0	1.7	$ 84 / SF	68	3
69	Senior Loan	Reno, NV	Industrial	4/28/2022	140.4	50.5	50.5	11.0	+	2.7	4.9	$ 117 / SF	74	3
70	Senior Loan	Carrollton, TX	Multifamily	4/1/2022	48.5	48.5	43.4	11.6	+	2.9	4.8	$ 135,778 / unit	74	3
71	Senior Loan	Dallas, TX	Multifamily	4/1/2022	43.9	43.9	38.3	9.2	+	2.9	4.8	$ 107,607 / unit	73	3
72	Senior Loan	Georgetown, TX	Multifamily	12/16/2021	41.8	41.8	41.8	10.1	+	3.3	4.5	$ 199,048 / unit	68	3
73	Senior Loan	San Diego, CA	Multifamily	4/29/2022	203.0	40.0	38.5	6.1	+	2.6	4.9	$ 441,379 / unit	63	3
74	Senior Loan	Denver, CO	Industrial	12/11/2020	28.8	28.8	16.2	5.6	+	3.8	3.5	$ 58 / SF	61	3
75	Senior Loan(L)	New York, NY	Condo (Residential)	8/4/2017	25.2	25.2	25.2	25.2	+	4.2	0.3	$ 1,120 / SF	73	3

	Investment(A)	Location	Property Type	Investment Date	Total Whole Loan(B)	Committed Principal Amount(B)	Current Principal Amount	Net Equity(C)	Coupon(D)(E)		Max Remaining Term (Years)(D)(F)	Loan Per SF / Unit / Key(G)	LTV(D)(H)	Risk Rating
	Total/Weighted Average Senior Loans Unlevered				$12,545.6	$9,175.3	$7,730.9	$1,905.3	+	3.3%	3.6		67%	3.0
	Non-Senior Loans
1	Corporate	n.a.	Multifamily	12/11/2020	105.0	42.0	42.0	41.6	+	12.0	3.5	n.a.	n.a.	3
	Total/Weighted Average Non-Senior Loans Unlevered				$105.0	$42.0	$42.0	$41.6	+	12.0%	3.5		n.a.	3.0
	CMBS B-Pieces
1	RECOP I(I)	Various	Various	2/13/2017	n.a.	40.0	35.7	35.7		4.8	6.9	n.a.	58	n.a.
	Total/Weighted Average CMBS B-Pieces Unlevered					$40.0	$35.7	$35.7		4.8%	6.9		58%
	Real Estate Owned
1	Real Estate Asset	Portland, OR	Retail	12/16/2021	n.a.	n.a.	79.2	79.2		n.a.	n.a.	n.a.	n.a.	n.a.
	Total/Weighted Average Real Estate Owned						$79.2	$79.2
	Grand Total / Weighted Average					$9,257.3	$7,887.8	$2,061.7		5.1%	3.6		67%	3.0
*    Numbers presented may not foot due to rounding.
(A)    Our total portfolio represents the current principal amount on senior, mezzanine and corporate loans, net equity in RECOP I, which holds CMBS B-Piece investments, and net carrying value of our sole REO investment. Excludes one impaired mezzanine loan with an outstanding principal of $5.5 million that was fully written off.
For Senior Loan 13, the total whole loan is $375.0 million, co-originated and co-funded by us and a KKR affiliate. Our interest was 50% of the loan or $187.5 million, of which $150.0 million in senior notes were syndicated to a third party. Post syndication, we retained a mezzanine loan with a commitment of $37.5 million, fully funded as of June 30, 2022, at an interest rate of L+7.9%.
For Senior Loan 22, the total whole loan is $509.9 million, co-originated and co-funded by us and a KKR affiliate. Our interest was 31% of the loan or $159.7 million, of which $134.7 million in senior notes were syndicated to third party lenders. Post syndication, we retained a mezzanine loan with a commitment of $25.0 million, of which $19.0 million was funded as of June 30, 2022, at an interest rate of L+12.9%.
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
(E)    Coupon expressed as spread over the relevant floating benchmark rates, which include one-month LIBOR and Term SOFR, as applicable to each loan. As of June 30, 2022, 73.7% and 26.3% of floating rate loans by principal amount were indexed to one-month LIBOR and Term SOFR, respectively.
(F)    Max remaining term (years) assumes all extension options are exercised, if applicable.
(G)    Loan Per SF / Unit / Key is based on the current principal amount divided by the current SF / Unit / Key. For Senior Loans 2, 7, 9, 30, 32, 41, 56, and 74, Loan Per SF / Unit / Key is calculated as the total commitment amount of the loan divided by the proposed SF / Unit / Key.
(H)    For senior loans, LTV is generally based on the initial loan amount divided by the as-is appraised value as of the date the loan was originated or by the current principal amount as of the date of the most recent as-is appraised value; for mezzanine loans, LTV is based on the current balance of the whole loan divided by the as-is appraised value as of the date the loan was originated; for RECOP I CMBS B-Pieces, LTV is based on the weighted average LTV of the underlying loan pool at issuance. Weighted Average LTV excludes one fully funded corporate loan to a multifamily operator with an outstanding principal amount of $42.0 million.
For Senior Loan 6, LTV is based on the initial loan amount divided by the appraised bulk sale value assuming a condo-conversion and no renovation.
For Senior Loan 75, LTV is based on the current principal amount divided by the adjusted appraised gross sellout value net of sales cost.
For Senior Loans 2, 7, 9, 30, 32, 41, 56 and 74, LTV is calculated as the total commitment amount of the loan divided by the as-stabilized value as of the date the loan was originated.
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
(K)    For Senior Loan 9, the total whole loan facility is $425.0 million, co-originated and co-funded by us and a KKR affiliate. Our interest was 50% of the facility or $212.5 million. The facility is comprised of individual cross-collateralized whole loans. As of June 30, 2022, there were seven underlying senior loans in the facility with a commitment of $83.0 million and outstanding principal of $30.2 million.
(L)    For Senior Loan 75, Loan per SF of $1,120 is based on the allocated loan amount of the residential units. Excluding the value of the retail and parking components of the collateral, the Loan per SF is $1,987 based on allocating the full amount of the loan to only the residential units.

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

We maintain a robust asset management relationship with our borrowers and have utilized these relationships to maximize the performance of our portfolio, including during periods of volatility such as the COVID-19 pandemic.

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

As of June 30, 2022, the average risk rating of our loan portfolio was 3.0 (Average Risk), weighted by total loan exposure, as compared to 2.9 (Average Risk) as of December 31, 2021.

June 30, 2022					December 31, 2021
Risk Rating	Number of Loans	Carrying Value	Total Loan Exposure(A)	Total Loan Exposure %	Number of Loans	Carrying Value	Total Loan Exposure(A)	Total Loan Exposure %
1	—	$—	$—	—%	1	$243,549	$243,552	3.6%
2	3	415,670	416,146	5.4	3	410,293	411,424	6.2
3	71	6,739,319	7,038,720	90.6	54	5,268,590	5,627,927	84.3
4	2	318,112	318,045	4.0	4	394,301	394,336	5.9
5	1	—	—	—	1	—	—	—
Total loan receivable	77	$7,473,101	$7,772,911	100.0%	63	$6,316,733	$6,677,239	100.0%
Allowance for credit losses		(31,529)				(22,244)
Loan receivable, net		$7,441,572				$6,294,489

(A)    In certain instances, we finance our loans through the non-recourse sale of a senior interest that is not included in our condensed consolidated financial statements under GAAP. Total loan exposure includes the entire loan we originated and financed, including $252.5 million and $318.6 million of such non-consolidated senior interests as of June 30, 2022 and December 31, 2021, respectively.

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

Our Non-Mark-to-Market Financing Sources, which accounted for 77% of our total secured financing (excluding our corporate revolver) as of June 30, 2022, are not subject to credit or capital markets mark-to-market provisions. The remaining 23% of our secured borrowings, which is primarily comprised of three master repurchase agreements, are only subject to credit marks.

We continue to expand and diversify our financing sources, especially those sources that provide non-mark-to-market financing, reducing our exposure to market volatility.

The following table summarizes our portfolio financing (dollars in thousands):

		Portfolio Financing Outstanding Principal Balance
	Non-/Mark-to-Market	June 30, 2022	December 31, 2021
Master repurchase agreements	Mark-to-Credit	$1,387,158	$1,554,808
Collateralized loan obligations	Non-Mark-to-Market	1,942,750	1,095,250
Term lending agreements	Non-Mark-to-Market	1,358,817	1,117,627
Term loan financing	Non-Mark-to-Market	741,640	870,458
Secured term loan	Non-Mark-to-Market	348,250	350,000
Asset specific financing	Non-Mark-to-Market	96,278	60,000
Warehouse facility	Non-Mark-to-Market	—	—
Non-consolidated senior interests	Non-Mark-to-Market	252,500	318,634
Total portfolio financing		$6,127,393	$5,366,777

Financing Agreements

The following table details our financing agreements (dollars in thousands):

	June 30, 2022
	Maximum	Collateral	Borrowings
	Facility Size(A)	Assets(B)	Potential(C)	Outstanding	Available
Master Repurchase Agreements
Wells Fargo	$1,000,000	$935,728	$701,796	$689,958	$11,838
Morgan Stanley	600,000	777,737	582,493	573,542	8,951
Goldman Sachs	240,000	219,026	157,124	123,658	33,466
Term Loan Facility	1,000,000	907,931	741,640	741,640	—
Term Lending Agreements
KREF Lending V	583,304	724,378	556,390	555,239	1,151
KREF Lending IX	750,000	803,846	646,497	642,438	4,059
KREF Lending XII	350,000	213,907	161,140	161,140	—
Warehouse Facility
HSBC	500,000	—	—	—	—
Asset Specific Financing
BMO Facility	300,000	—	—	—	—
KREF Lending XI	100,000	123,838	99,071	96,278	2,793
Revolver	610,000	—	610,000	—	610,000
	$6,033,304	$4,706,391	$4,256,151	$3,583,893	$672,258

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

Each of our existing master repurchase facilities includes "credit mark-to-market" features. "Credit mark-to-market" provisions in repurchase facilities are designed to keep the lenders' credit exposure generally constant as a percentage of the underlying collateral value of the assets pledged as security to them. If the credit underlying collateral value decreases, the gross amount of leverage available to us will be reduced as our assets are marked-to-market, which would reduce our liquidity. The lender under the applicable repurchase facility sets the valuation and any revaluation of the collateral assets in its sole, good faith discretion. As a contractual matter, the lender has the right to reset the value of the assets at any time based on then-current market conditions, but the market convention is to reassess valuations on a monthly, quarterly and annual basis using the financial information delivered pursuant to the facility documentation regarding the real property, borrower and guarantor under such underlying loans. Generally, if the lender determines (subject to certain conditions) that the market value of the collateral in a repurchase transaction has decreased by more than a defined minimum amount, the lender may require us to provide additional collateral or lead to margin calls that may require us to repay all or a portion of the funds advanced. We closely monitor our liquidity and intend to maintain sufficient liquidity on our balance sheet in order to meet any margin calls in the event of any significant decreases in asset values. As of June 30, 2022 and December 31, 2021, the weighted average haircut under our repurchase agreements was 28.2% and 30.3%, respectively (or 25.4% and 25.9%, respectively, if we had borrowed the maximum amount approved by its repurchase agreement counterparties as of such dates). In addition, our existing master repurchase facilities are not entirely term-matched financings and may mature before our CRE debt investments that represent underlying collateral to those financings. As we negotiate renewals and extensions of these liabilities, we may experience lower advance rates and higher pricing under the renewed or extended agreements.

Term Loan Financing

In connection with our efforts to diversify our financing sources, further expand our non-mark-to-market borrowing base and reduce our exposure to market volatility, we entered into a term loan financing agreement in April 2018 with third party lenders for an initial borrowing capacity of $200.0 million that was increased to $1.0 billion in October 2018 (“Term Loan Facility”). The facility provides us with asset-based financing on a non-mark-to-market basis with match-term up to five years and is non-recourse to us. Borrowings under the facility are collateralized by senior loans, held-for-investment.

The following table summarizes our borrowings under the Term Loan Facility (dollars in thousands):

	June 30, 2022
Term Loan Facility	Count	Outstanding Principal	Amortized Cost	Carrying Value	Wtd. Avg. Yield/Cost(A)	Guarantee(B)	Wtd. Avg. Term(C)
Collateral assets	13	$907,931	$903,544	$893,694	+ 3.5%	n.a.	October 2025
Financing provided	n.a.	741,640	741,232	741,232	+ 1.7%	n.a.	October 2025
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

Term Lending Agreements

In June 2019, we entered into a Master Repurchase and Securities Contract Agreement ("KREF Lending V Facility") with Morgan Stanley Mortgage Capital Holdings LLC ("Administrative Agent"), as administrative agent on behalf of Morgan Stanley Bank, N.A. ("Initial Buyer"), which provides non-mark-to-market financing. In June 2022, the current stated maturity was extended to June 2023, subject to three additional one-year extension options, which may be exercised by us upon the satisfaction of certain customary conditions and thresholds. The Initial Buyer subsequently syndicated a portion of the facility to multiple financial institutions. As of June 30, 2022, the Initial Buyer held 23.8% of the total commitment under the facility. Borrowings under the facility are collateralized by certain loans, held for investment, and bear interest equal to one-month LIBOR, plus a 1.9% margin.

In July 2021, we entered into a $500.0 million Master Repurchase and Securities Contract Agreement with a financial institution (“KREF Lending IX Facility”). In March 2022, we increased the borrowing capacity to $750.0 million. The facility, which provides financing on a non-mark-to-market basis with partial recourse to us, has a three-year draw period and match- term to the underlying loans.

In June 2022, we entered into a $350.0 million Master Repurchase Agreement and Securities Contract with a financial institution (“KREF Lending XII Facility”). The facility, which provides financing on a non-mark-to-market basis with partial recourse to KREF, has a two-year draw period and match-term to the underlying loans. In addition, we have the option to increase the facility amount to $500.0 million.

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

Asset Specific Financing

In August 2018, we entered into a $200.0 million loan financing facility with BMO Harris Bank (the "BMO Facility”). In May 2019, we increased the borrowing capacity to $300.0 million. The facility provides asset-based financing on a non-mark-to-market basis with match-term up to five years with partial recourse to us.

In April 2022, we entered into a $100.0 million loan financing facility with a financial institution ("KREF Lending XI Facility"). The facility provides match-term asset-based financing on a non-mark-to-market and non-recourse basis.

Revolving Credit Agreement

In March 2022, we upsized our corporate revolving credit facility (“Revolver”), administered by Morgan Stanley Senior Funding, Inc., to $520.0 million and extended the maturity date to March 2027. In April 2022, we further upsized our Revolver to $610.0 million. We may use our Revolver as a source of financing, which is designed to provide short-term liquidity to originate or de-lever loans, pay operating expenses and borrow amounts for general corporate purposes. Borrowings under the Revolver bear interest at a per annum rate equal to the sum of (i) Term SOFR and (ii) a fixed margin. Our Revolver is secured by corporate level guarantees and includes net equity interests in the investment portfolio.

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

The following table outlines the CLO collateral assets and respective borrowing (dollars in thousands):

	June 30, 2022
	Count	Outstanding Principal	Amortized Cost	Carrying Value	Wtd. Avg. Yield/Cost(A)	Wtd. Avg. Term(B)
KREF 2021-FL2
Collateral assets(C)(D)	21	$1,300,000	$1,300,000	$1,293,709	+ 3.3%	December 2025
Financing provided	1	1,095,250	1,090,150	1,090,150	L + 1.7%	February 2039
KREF 2022-FL3
Collateral assets(C)	16	1,000,000	1,000,000	996,846	+ 3.0%	September 2026
Financing provided	1	847,500	841,455	841,455	S + 2.1%	February 2039

(A)Expressed as a spread over the relevant benchmark rates, which include one-month LIBOR and Term SOFR, as applicable to each loan. As of March 31, 2022, 91.1% and 8.9% of the CLO collateral loan assets by principal balance earned a floating rate of interest indexed to one-month LIBOR and Term SOFR, respectively. In addition to cash coupon, yield/cost includes the amortization of deferred origination/financing costs.
(B)Loan term represents weighted-average final maturity, assuming all extension options are exercised by the borrower, weighted by outstanding principal. Repayments of CLO notes are dependent on timing of underlying collateral loan asset repayments post reinvestment period. The term of the CLO notes represents the rated final distribution date.
(C)Collateral loan assets represent 30.6% of the principal of our commercial real estate loans as of June 30, 2022. As of June 30, 2022, 100% of our loans financed through the CLOs are floating rate loans.
(D)Including $0.5 million cash held in CLO as of June 30, 2022.

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

To the extent that GAAP recognizes a sale resulting from the syndication, we derecognize the participation in the senior/whole loan that we sold and continue to carry the retained portion of the loan as an investment. While we do not generally expect to recognize a material gain or loss on these sales, we would realize a gain or loss in an amount equal to the difference between the net proceeds received from the third party purchaser and our carrying value of the loan participation we sold at time of sale. Furthermore, we recognize interest income only on the portion of the senior loan that we retain after the sale.

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

Non-Consolidated Senior Interests

In certain instances, we finance our loans through the non-recourse sale of a senior loan interest that is not included in our condensed consolidated financial statements. These non-consolidated senior interests provide structural leverage on a non-mark-to-market, match-term basis for our net investments, which are typically reflected in the form of mezzanine loans or other subordinate interests on our balance sheets and in our statements of income.

The following table details the subordinate interests retained on our balance sheet and the related non-consolidated senior interests (dollars in thousands):

	June 30, 2022
Non-Consolidated Senior Interests	Count	Principal Balance	Carrying Value	Wtd. Avg. Yield/Cost	Guarantee	Wtd. Avg. Term
Total loan	2	$309,025	n.a.	L + 3.7%	n.a.	January 2026
Senior participation	2	252,500	n.a.	L + 2.3%	n.a.	December 2025
Interests retained		56,525		L + 9.6%		January 2026

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

Borrowing Activities

The following tables provide additional information regarding our borrowings (dollars in thousands):

		Six Months Ended June 30, 2022
	Outstanding Principal as of June 30, 2022	Average Daily Amount Outstanding(A)	Maximum Amount Outstanding	Weighted Average Daily Interest Rate
Master Repurchase Agreements
Wells Fargo	$689,958	$723,253	$980,593	1.9%
Morgan Stanley	573,542	486,114	573,542	2.4
Goldman Sachs	123,658	129,479	192,313	2.6
Term Loan Facility	741,640	856,877	918,959	2.1
Term Lending Agreements
KREF Lending V	555,239	604,158	617,627	2.4
KREF Lending IX	642,438	444,166	642,438	2.2
KREF Lending XII	161,140	81,085	161,140	2.9
Asset Specific Financing
BMO Facility	—	3,978	60,000	1.8
KREF Lending XI	96,278	96,278	96,278	3.6
Revolver	—	83,646	395,000	3.2
Total/Weighted Average	$3,583,893			2.3%

(A)     Represents the average for the period the facility was outstanding.

	Average Daily Amount Outstanding(A)
	Three Months Ended
	June 30, 2022	March 31, 2022
Master Repurchase Agreements
Wells Fargo	$671,211	$775,874
Morgan Stanley	500,877	471,188
Goldman Sachs	105,799	153,422
Term Loan Facility	812,104	902,148
Term Lending Facility
KREF Lending V	598,508	609,870
KREF Lending IX	492,795	394,996
KREF Lending XII	81,085	—
Asset Specific Financing
BMO Facility	—	8,000
KREF Lending XI	96,278	—
Revolver	147,253	19,333

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
•a minimum consolidated tangible net worth covenant (75.0% of the aggregate net cash proceeds of any equity issuances made and any capital contributions received by us and KKR Real Estate Finance Holdings L.P. (our "Operating Partnership") or up to approximately $1,349.4 million, depending on the agreement;
•a cash liquidity covenant (the greater of $10.0 million or 5.0% of our recourse indebtedness);
•a total indebtedness covenant (83.3% of our Total Assets, as defined in the applicable financing agreements);

With respect to our secured term loan, we are required to comply with customary loan covenants and event of default provisions that include, but are not limited to, negative covenants relating to restrictions on operations with respect to our status as a REIT, and financial covenants. Such financial covenants include a minimum consolidated tangible net worth of $650.0 million and a maximum total debt to total assets ratio of 83.3% (the “Leverage Covenant”).

As of June 30, 2022, we were in compliance with the covenants of our financing facilities.

Guarantees—In connection with our financing arrangements including; master repurchase agreements, our term lending agreements, and our asset specific financing, our Operating Partnership has entered into a limited guarantee in favor of each lender, under which our Operating Partnership guarantees the obligations of the borrower under the respective financing agreement (i) in the case of certain defaults, up to a maximum liability of 25.0% of the then-outstanding repurchase price of the eligible loans, participations or securities, as applicable, or (ii) up to a maximum liability of 100.0% in the case of certain "bad boy" defaults. The borrower in each case is a special purpose subsidiary of ours. In addition, some guarantees include certain full recourse insolvency-related trigger events.

With respect to our Revolver, amounts borrowed are full recourse to certain guarantor wholly-owned subsidiaries of ours.

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

Concurrently with taking the title of our sole REO asset, we contributed the majority of the REO's net assets to a joint venture with a third party local development operator (“JV Partner”), whereby we have a 90% interest in the joint venture and the JV Partner has a 10% interest. As of June 30, 2022, the joint venture held REO assets with a net carrying value of $69.3 million. We have priority of distributions up to $69.5 million before the JV Partner can participate in the economics of the joint venture.

Results of Operations

Three Months Ended June 30, 2022 Compared to Three Months Ended March 31, 2022

The following table summarizes the changes in our results of operations for the three months ended June 30, 2022 and March 31, 2022 (dollars in thousands, except per share data):

	Three Months Ended,		Increase (Decrease)
	June 30, 2022	March 31, 2022	Dollars	Percentage
Net Interest Income
Interest income	$90,603	$73,230	$17,373	23.7%
Interest expense	44,733	32,459	12,274	37.8
Total net interest income	45,870	40,771	5,099	12.5
Other Income
Revenue from real estate owned operations	1,833	2,629	(796)	(30.3)
Income (loss) from equity method investments	1,035	1,886	(851)	(45.1)
Other income	1,237	1,915	(678)	(35.4)
Total other income (loss)	4,105	6,430	(2,325)	(36.2)
Operating Expenses
General and administrative	4,308	4,446	(138)	(3.1)
Provision for (reversal of ) credit losses, net	11,798	(1,218)	13,016	1,068.6
Management fee to affiliate	6,506	6,007	499	8.3
Expenses from real estate owned operations	2,368	2,554	(186)	(7.3)
Total operating expenses	24,980	11,789	13,191	111.9
Income (Loss) Before Income Taxes, Noncontrolling Interests, Preferred Dividends and Participating Securities' Share in Earnings	24,995	35,412	(10,417)	(29.4)
Income tax expense	—	—	—	—
Net Income (Loss)	24,995	35,412	(10,417)	(29.4)
Noncontrolling interests in (income) loss of consolidated joint venture	66	56	10	17.9
Net Income (Loss) Attributable to KKR Real Estate Finance Trust Inc. and Subsidiaries	25,061	35,468	(10,407)	(29.3)
Preferred stock dividends	5,326	5,326	—	—
Participating securities' share in earnings	341	346	(5)	(1.4)
Net Income (Loss) Attributable to Common Stockholders	$19,394	$29,796	$(10,402)	(34.9)%

Net Income (Loss) Per Share of Common Stock
Basic	$0.28	$0.47	$(0.19)	(40.7)%
Diluted	$0.28	$0.46	$(0.18)	(39.2)%

Weighted Average Number of Shares of Common Stock Outstanding
Basic	68,549,049	63,086,452	5,462,597	8.7%
Diluted	68,549,049	69,402,626	(853,577)	(1.2)%

Dividends Declared per Share of Common Stock	$0.43	$0.43	$—	—%

Net Interest Income

Net interest income increased by $5.1 million during the three months ended June 30, 2022, compared to the three months ended March 31, 2022. This increase was primarily due to an increase in the weighted-average index rates, including LIBOR and Term SOFR. Interest income further increased due to a $604.2 million quarter-over-quarter increase in our weighted average loan principal, as a result of continuing capital deployment from loan repayments and a common stock issuance. Interest expense increased accordingly due to a $445.2 million quarter-over-quarter increase in our weighted average portfolio financing.

In addition, interest income included $4.0 million in prepayment penalty income in connection with loan repayments during the three month ended June 30, 2022. We recognized $5.9 million of deferred loan fees and origination discounts accreted into interest income during the three months ended June 30, 2022, consistent with those during the prior quarter. We recorded $5.8 million of deferred financing costs amortization into interest expense during the three months ended June 30, 2022, as compared to $4.8 million during the prior quarter.

Other Income

Total other income decreased by $2.3 million during the three months ended June 30, 2022, as compared to the prior quarter. This decrease was primarily due to a $0.9 million decrease in unrealized mark-to-market gain on our RECOP I's underlying CMBS investments and $0.8 million decrease in REO operating revenue. In addition, other income decreased due to $1.3 million of nonrecurring profit sharing income in connection with an industrial senior loan payoff in the prior quarter.

Operating Expenses

Total operating expenses increased by $13.2 million during the three months ended June 30, 2022, as compared to the prior quarter. This increase was primarily due to (i) a net increase of $13.0 million in the provision for credit losses and (ii) a $0.5 million increase in management fees resulting from our common stock issuance.

Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021

The following table summarizes the changes in our results of operations for the six months ended June 30, 2022 and 2021 (dollars in thousands, except per share data):

	Six Months Ended June 30,		Increase (Decrease)
	2022	2021	Dollars	Percentage
Net Interest Income
Interest income	$163,833	$131,915	$31,918	24.2%
Interest expense	77,192	54,341	22,851	42.1
Total net interest income	86,641	77,574	9,067	11.7
Other Income
Revenue from real estate owned operations	4,462	—	4,462	100.0
Income (loss) from equity method investments	2,921	2,346	575	24.5
Other income	3,152	166	2,986	1,798.8
Total other income (loss)	10,535	2,512	8,023	319.4
Operating Expenses
General and administrative	8,754	7,193	1,561	21.7
Provision for (reversal of ) credit losses, net	10,580	(2,147)	12,727	592.8
Management fee to affiliate	12,513	9,125	3,388	37.1
Incentive compensation to affiliate	—	4,595	(4,595)	(100.0)
Expenses from real estate owned operations	4,922	—	4,922	100.0
Total operating expenses	36,769	18,766	18,003	95.9
Income (Loss) Before Income Taxes, Noncontrolling Interests, Preferred Dividends, Redemption Value Adjustment and Participating Securities' Share in Earnings	60,407	61,320	(913)	(1.5)
Income tax expense	—	151	(151)	(100.0)
Net Income (Loss)	60,407	61,169	(762)	(1.2)
Noncontrolling interests in (income) loss of consolidated joint venture	122	—	122	100.0
Net Income (Loss) Attributable to KKR Real Estate Finance Trust Inc. and Subsidiaries	60,529	61,169	(640)	(1.0)
Preferred stock dividends and redemption value adjustment	10,652	2,721	7,931	291.5
Participating securities' share in earnings	687	—	687	100.0
Net Income (Loss) Attributable to Common Stockholders	$49,190	$58,448	$(9,258)	(15.8)%

Net Income (Loss) Per Share of Common Stock
Basic	$0.75	$1.05	$(0.30)	(28.6)%
Diluted	$0.74	$1.05	$(0.31)	(29.5)%

Weighted Average Number of Shares of Common Stock Outstanding
Basic	65,832,841	55,625,911	10,206,930	18.3%
Diluted	72,149,015	55,819,110	16,329,905	29.3%

Dividends Declared per Share of Common Stock	$0.86	$0.86	$—	—%

Net Interest Income

Net interest income increased by $9.1 million, during the six months ended June 30, 2022, as compared to the corresponding period in the prior year. This increase was primarily due to an increase in the weighted average principal of our loan portfolio of $1,775.7 million for the six months ended June 30, 2022, as compared to the prior year period, as a result of continuing capital deployment from loan repayments and deployment of the proceeds from the preferred and common stock issuances.

The increase in interest expense was primarily due to an increase in market rates and an increase in the weighted average principal balance of our financing facilities of $1,518.9 million for the six months ended June 30, 2022, as compared to the prior year period. The proceeds from our financing facilities were used to fund our loan originations and funding on previously closed loans.

In addition, we recognized $12.0 million of deferred loan fees and origination discounts accreted into interest income during the six months ended June 30, 2022, as compared to $9.5 million during the prior year period. We recorded $10.6 million of deferred financing costs amortization into interest expense during the six months ended June 30, 2022, as compared to $6.6 million during the prior year period.

Other Income

Total other income increased by $8.0 million during the six months ended June 30, 2022, as compared to the prior year period. This increase was primarily due to a $4.5 million increase in REO operating revenue and $1.3 million of profit sharing income in connection with the repayment of an industrial senior loan. In addition, the unrealized mark-to-market gain on our RECOP I's underlying CMBS investments increased by $1.1 million compared to the prior year period.

Operating Expenses

Total operating expenses increased by $18.0 million during the six months ended June 30, 2022, as compared to the prior year period. This increase was primarily due to a (i) net increase of $12.7 million in the provision for credit losses, (ii) $4.9 million increase in REO operating expenses and (iii) $3.4 million increase in management fees resulting from our preferred and common stock issuances. This increase was partially offset by a $4.6 million decrease in incentive fee, as compared to the prior year period.

The following table provides additional information regarding total operating expenses (dollars in thousands):

	Three Months Ended
	June 30, 2022	March 31, 2022	December 31, 2021	September 30, 2021	June 30, 2021
Operating expenses	$2,268	$2,320	$1,970	$1,632	$1,694
Stock-based compensation	2,040	2,126	1,413	2,027	1,994
Total general and administrative expenses	4,308	4,446	3,383	3,659	3,688
Provision for (reversal of) credit losses, net	11,798	(1,218)	(3,077)	1,165	(559)
Management fee to affiliate	6,506	6,007	5,289	4,964	4,835
Incentive compensation to affiliate	—	—	3,463	2,215	2,403
Expenses from real estate owned operations	2,368	2,554	—	—	—
Total operating expenses	$24,980	$11,789	$9,058	$12,003	$10,367

COVID-19 Impact

Since its onset in 2020, the COVID-19 pandemic has created significant disruption in global supply chains, increased rates of unemployment and adversely impacted many industries, including industries related to the collateral underlying certain of our loans.

In 2021 and 2022, the global economy has, with certain setbacks, begun reopening and wider distribution of vaccines will likely encourage greater economic activity. Although we have observed signs of economic recovery and are generally encouraged by the response of our borrowers, with the potential for new strains of COVID-19 to emerge, governments and businesses may re-impose aggressive measures to help slow its spread in the future, and for this reason, among others, as the COVID-19 pandemic continues, the potential global impacts remain uncertain and difficult to assess. In addition, the COVID-19 pandemic continues to disrupt global supply chains, has caused labor shortages and has added broad inflationary pressures, which has a potential negative impact on our borrowers’ ability to execute on their business plans and potentially their ability to perform under the terms of their loan obligations. In response to such inflationary pressures, the Federal Reserve has begun raising interest rates in 2022 and has indicated that it foresees further interest rate increases throughout the year and into 2023 and 2024. Higher interest rates imposed by the Federal Reserve to address inflation may increase our interest expenses, which expenses may not be fully offset by any resulting increase in interest income, and may lead to decreased prepayments from our borrowers and an increase in the number of our borrowers who exercise extension options. Further, declines in economic conditions caused by the COVID-19 pandemic could negatively impact real estate and real estate capital markets and result in lower occupancy, lower rental rates and declining values in our portfolio, which could adversely impact the value of our investments, making it more difficult for us to make distributions or meet our financing obligations.

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

Liquidity and Capital Resources

Overview

We have capitalized our business to date primarily through the issuance and sale of our common stock and preferred stock, borrowings from Non-Mark-to-Market Financing Sources(1), borrowings from three master repurchase agreements, the issuance and sale of convertible notes and our secured term loan. Our Non-Mark-to-Market Financing Sources, which accounted for 77% of our total secured financing (excluding our corporate Revolver) as of June 30, 2022, are not subject to credit or capital markets mark-to-market provisions. The remaining 23% of our secured borrowings, which are comprised of three master repurchase agreements, are only subject to credit marks. We have not received any margin calls on our master repurchase agreements to date, nor do we expect any at this time.

Our primary sources of liquidity include $118.0 million of cash on our consolidated balance sheet, $610.0 million of available capacity on our corporate revolver, $62.3 million of available borrowings under our financing arrangements based on existing collateral and cash flows from operations. In addition, we had $416.0 million of unencumbered senior loans that can be financed, as of June 30, 2022. Our corporate revolver and secured term loan are secured by corporate level guarantees and includes net equity interests in the investment portfolio. We may seek additional sources of liquidity from syndicated financing, other borrowings (including borrowings not related to a specific investment) and future offerings of equity and debt securities.

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

As described in Note 10 to our condensed consolidated financial statements, we have off-balance sheet arrangements related to VIEs that we account for using the equity method of accounting and in which we hold an economic interest or have a capital commitment. Our maximum risk of loss associated with our interests in these VIEs is limited to the carrying value of our investment in the entity and any unfunded capital commitments. As of June 30, 2022, we held $36.8 million of interests in such entities, which does not include a remaining commitment of $4.3 million to RECOP I that we are required to fund if called.

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

To facilitate future offerings of equity, debt and other securities, we have in place an effective shelf registration statement (the “Shelf”) with the SEC. The amount of securities to be issued pursuant to this Shelf was not specified when it was filed and there is no specific dollar limit on the amount of securities we may issue. The securities covered by this Shelf include: (i) common stock, (ii) preferred stock, (iii) depository shares, (iv) debt securities, (v) warrants, (vi) subscription rights, (vii) purchase contracts, and (viii) units. The specifics of any future offerings, along with the use of proceeds of any securities offered, will be described in detail in a prospectus supplement, or other offering material, at the time of any offering. In January 2022, we issued 6,210,000 shares of 6.50% Series A Preferred Stock under the Shelf, which included the exercise of the underwriters option to purchase additional shares of Series A Preferred Stock, and received net proceeds after underwriting discounts and commissions of $151.2 million. In March and June of 2022, we issued 6,494,155 and 2,750,000 shares of Common Stock under the Shelf, respectively, which included the partial exercise of the underwriters’ option to purchase additional shares of Common Stock, and received net proceeds after underwriting discounts and commissions of $133.8 million and $53.7 million, respectively.

(1)    Comprised of term loan financing, term lending agreements, collateralized loan obligations, secured term loan, warehouse facility, asset specific financing, and non-consolidated senior interests.

We have also entered into an equity distribution agreement with certain sales agents, pursuant to which we may sell, from time to time, up to an aggregate sales price of $100.0 million of our common stock, pursuant to a continuous offering program (the “ATM”), under the Shelf. Sales of our common stock made pursuant to the ATM may be made in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act. During the six months ended June 30, 2022, we issued and sold 68,817 shares of common stock under the ATM, generating net proceeds totaling $1.4 million. As of June 30, 2022, $98.6 million remained available for issuance under the ATM.

See Notes 5, 6, 7, 8 and 11 to our condensed consolidated financial statements for additional details regarding our secured financing agreements, collateralized loan obligations, secured term loan, convertible notes and stock activity.

Debt-to-Equity Ratio and Total Leverage Ratio

The following table presents our debt-to-equity ratio and total leverage ratio:

	June 30, 2022	December 31, 2021
Debt-to-equity ratio(A)	1.9x	2.3x
Total leverage ratio(B)	3.5x	3.7x

(A)     Represents (i) total outstanding debt agreements (excluding non-recourse facilities), secured term loan and convertible notes, less cash to (ii) total permanent equity, in each case, at period end.
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

Sources of Liquidity

Our primary sources of liquidity include cash and cash equivalents and available borrowings under our secured financing agreements, inclusive of our Revolver. Amounts available under these sources as of the date presented are summarized in the following table (dollars in thousands):

	June 30, 2022	December 31, 2021
Cash and cash equivalents	$118,020	$271,487
Available borrowings under revolving credit agreements	610,000	200,000
Available borrowings under master repurchase agreements	54,255	51,601
Available borrowings under term lending agreements	5,210	5,826
Available borrowings under asset specific financing	2,793	—
	$790,278	$528,914

We also had $416.0 million and $235.3 million of unencumbered senior loans that can be pledged to financing facilities subject to lender approval, as of June 30, 2022 and December 31, 2021. In addition to our primary sources of liquidity, we have the ability to access further liquidity through our ATM program and public offerings of debt and equity securities. Our existing loan portfolio also provides us with liquidity as loans are repaid or sold, in whole or in part, and the proceeds from repayment become available for us to invest.

Cash Flows

The following table sets forth changes in cash and cash equivalents for the six months ended June 30, 2022 and 2021 (dollars in thousands):

	Six Months Ended June 30,
	2022	2021
Cash Flows From Operating Activities	$68,384	$58,109
Cash Flows From Investing Activities	(1,144,062)	(604,668)
Cash Flows From Financing Activities	927,581	554,899
Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	$(148,097)	$8,340

Cash Flows from Operating Activities

Our cash flows from operating activities were primarily driven by our net interest income, which is driven by the income generated by our investments less financing costs. The following table sets forth interest received by, and paid for, our investments for the six months ended June 30, 2022 and 2021 (dollars in thousands):

	Six Months Ended June 30,
	2022	2021
Interest Received:
Commercial real estate loans	$139,532	$118,304
	139,532	118,304
Interest Paid:
Interest expense	63,365	46,296
Net interest collections	$76,167	$72,008

Our net interest collections were partially offset by cash used to pay management and incentive fees, as follows (dollars in thousands):

	Six Months Ended June 30,
	2022	2021
Management Fees to affiliate	$11,296	$8,541
Incentive Fees to affiliate	—	4,595
Net decrease in cash and cash equivalents	$11,296	$13,136

Cash Flows from Investing Activities

Our cash flows from investing activities consisted of cash outflows to fund new loan originations and our commitments under existing loan investments, partially offset by cash inflows from the sale/syndication and principal repayments on our loan investments. During the six months ended June 30, 2022, we funded $1,791.3 million of CRE loans and received $647.8 million from repayments of CRE loans.

During the six months ended June 30, 2021, we funded $1,119.2 million of CRE loans and received $514.5 million from the sale/syndication and repayments of CRE loans.

Cash Flows from Financing Activities

Our cash flows from financing activities were primarily driven by proceeds from borrowings under our financing agreements of $1,817.0 million, CLO 2022-FL3 issuance proceeds of $847.5 million, and net proceeds from Series A preferred and common stock issuances of $340.1 million during the six months ended June 30, 2022, partially offset by (i) repayments of $1,972.8 million on borrowings under our financing agreements, (ii) payment of $66.5 million in dividends and (iii) the payment of $18.1 million for our share repurchases.

During the six months ended June 30, 2021, our cash flows from financing activities were primarily driven by proceeds from borrowings under our financing agreements of $1,014.3 million and net proceeds from Series A preferred stock issuance of $167.1 million, which were offset by (i) repayments of $572.5 million on borrowings under our financing agreements and (ii) payment of $50.0 million in dividends.

Contractual Obligations and Commitments

The following table presents our contractual obligations and commitments (including interest payments) as of June 30, 2022 (dollars in thousands):

	Total	Less than 1 year	1 to 3 years	3 to 5 years	Thereafter
Recourse Obligations:
Master Repurchase Facilities(A)
Wells Fargo(B)	$732,737	$19,135	$713,602	$—	$—
Morgan Stanley(C)	581,846	581,846	—	—	—
Goldman Sachs(D)	125,135	125,135	—	—	—
Term Lending Agreements(A)
KREF Lending V(E)	573,140	573,140	—	—	—
KREF Lending IX	701,927	22,778	544,958	134,191	—
KREF Lending XII	178,060	5,015	69,849	103,196
Warehouse Facility
HSBC	—	—	—	—	—
Asset Specific Financing
BMO Facility(A)	—	—	—	—	—
Total secured financing agreements	2,892,845	1,327,049	1,328,409	237,387	—
Convertible Notes	151,552	7,802	143,750	—	—
Secured Term Loan	419,535	17,570	34,753	34,147	333,065
Future funding obligations(F)	1,412,237	627,162	722,431	62,644	—
RECOP I commitment(G)	4,324	4,324	—	—	—
Revolver(H)	—	—	—	—	—
Total recourse obligations	4,880,493	1,983,907	2,229,343	334,178	333,065
Non-Recourse Obligations:
Collateralized Loan Obligations	2,237,725	58,963	117,925	118,087	1,942,750
Term Loan Financing	785,691	369,540	327,809	88,342	—
KREF Lending XI	105,770	4,331	101,439	—	—
Total	$8,009,679	$2,416,741	$2,776,516	$540,607	$2,275,815

(A)    The allocation of repurchase facilities and term lending agreements is based on the current maturity date of each individual borrowing under these facilities. The amounts include the related future interest payment obligations, which are estimated by assuming the amounts outstanding under these facilities and the interest rates in effect as of June 30, 2022 will remain constant into the future. This is only an estimate, as actual amounts borrowed and rates may vary over time. Amounts borrowed are subject to a maximum 25.0% recourse limit.
(B)    The current stated maturity is September 2024, with two twelve-month facility term extensions available to us, which are contingent upon certain covenants and thresholds.
(C)    The current stated maturity is December 2022, with one-year extension option upon KREF giving written notice and another two one-year extension periods subject to approval by Morgan Stanley.
(D)    The current stated maturity is October 2022, with one twelve-month extension option available to us, subject to the satisfaction of certain conditions.
(E)    The current stated maturity is June 2023, with three additional one-year extension options, which may be exercised by us upon the satisfaction of certain customary conditions and thresholds.
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
(H)    Any amounts borrowed are full recourse to certain subsidiaries of KREF. Includes principal and assumes interest outstanding over a one-year period. Amounts are estimated based on the amount outstanding under the Revolver and the interest rate in effect as of June 30, 2022. This is only an estimate as actual amounts borrowed, the timing of repayments and interest rates may vary over time. The Revolver matures in March 2027.

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

Recently Adopted Accounting Standard

Earnings per Share

On January 1, 2022, we adopted ASU No. 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which requires us to include convertible instruments in the diluted EPS calculation, regardless of a company’s intent and ability to settle such debt in cash.

We included the potentially issuable shares related to our Convertible Notes, when dilutive, in the diluted EPS calculations starting with the first quarter of 2022. Prior to December 31, 2021, all potentially issuable shares related to the Convertible Notes were excluded from the calculation of diluted EPS because we had the intent and ability to settle the Convertible Notes in cash.

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

Recently, interest rates have remained at relatively low levels on a historical basis and the Federal Reserve maintained the federal funds target range at 0.0% to 0.25% for much of 2021. However, in March 2022, the Federal Reserve approved a 0.25%
rate increase and in June 2022 approved a further 0.75% rate increase. The Federal Reserve has indicated that, in light of increasing signs of inflation, it foresees further increases in interest rates throughout the year and into 2023 and 2024.

As of June 30, 2022, 100.0% of our loan portfolio and related portfolio financing by principal amount earned or paid a floating rate of interest indexed to one-month USD LIBOR and/or Term SOFR. Accordingly, our interest income and expense will generally change directionally with index rates; however, in certain circumstances, rate floors relating to our loan portfolio may partially offset the impact from changing rates. As of June 30, 2022, a 50 basis point decrease in the index rates would decrease our expected cash flows by approximately $3.4 million, or $0.05 per common share, for the following twelve-month period. Conversely, a 50 basis point and a 100 basis point increase in the index rates would increase our expected cash flows by approximately $5.4 million and $12.8 million, or $0.08 and $0.18 per common share, respectively, for the same period.

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

As of June 30, 2022, 73.7% and 26.3% of our loans by principal amount earned a floating rate of interest indexed to LIBOR and Term SOFR, respectively; and 64.0% and 36.0% of our outstanding floating rate financing arrangements bear interest indexed to LIBOR and Term SOFR, respectively. All of our LIBOR-based arrangements provide procedures for determining an alternative base rate in the event that LIBOR is discontinued. Regardless, there can be no assurances as to what additional alternative base rates may be and whether such base rate will be more or less favorable than LIBOR and any other unforeseen impacts of the discontinuation of LIBOR. We are monitoring the developments with respect to the phasing out of LIBOR and are working with our lenders and borrowers to minimize the impact of any LIBOR transition on our financial condition and results of operations, but can provide no assurances regarding the impact of the discontinuation of LIBOR.

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

Higher interest rates imposed by the Federal Reserve to rein in inflation may lead to a decrease in prepayment speeds and an increase in the number of our borrowers who exercise extension options, which could extend beyond the term of certain secured financing agreements we use to finance our loan investments. This could have a negative impact on our results of operations, and in some situations, we may be forced to sell assets to maintain adequate liquidity, which could cause us to incur losses.

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

As of June 30, 2022, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2022, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) of the Exchange Act) occurred during the quarter ended June 30, 2022 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The following table sets forth information regarding purchases of shares of our common stock by us or on our behalf during the three months ended June 30, 2022:

Period Beginning	Period Ending	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Amounts paid for shares purchased as part of publicly announced program	Approximate dollar value of shares that may yet be purchased under the program(A)
April 1, 2022	April 30, 2022	—	$—	—	$—	$100,000,000
May 1, 2022	May 31, 2022	—	—	—	—	100,000,000
June 1, 2022	June 30, 2022	1,044,692	17.28	1,044,692	18,081,490	81,918,510
Total/Average		1,044,692	$17.28		$18,081,490

(A)    Includes $31.9 million reserved for repurchases at prices below the then book value per share under pre-set trading plans meeting the requirements of Rule 10b5-1 under the Exchange Act as of June 30, 2022.

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

KKR REAL ESTATE FINANCE TRUST INC.

Date:	July 25, 2022	By:	/s/ Matthew A. Salem
Name: Matthew A. Salem
Title: Chief Executive Officer
(Principal Executive Officer)

Date:	July 25, 2022	By:	/s/ Kendra L. Decious
Name: Kendra L. Decious
Title: Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)