Form 10-Q
period 2022-09-30
KKR Real Estate Finance Trust Inc.
filed 2022-10-24
CIK 1631596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022

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

The number of shares of the registrant's common stock, par value $0.01 per share, outstanding as of October 19, 2022 was 69,095,011.

KKR REAL ESTATE FINANCE TRUST INC.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2022

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

•reduced demand for office, multifamily or retail space, including as a result of the COVID-19 pandemic and/or hybrid work schedules which allow work from remote locations other than the employer's office premises;

•accelerating inflationary trends, spurred by multiple factors including high commodity prices, a tight labor market, and low residential vacancy rates, may result further in interest rate increases and lead to increased market volatility;

•interest rate mismatches between our target assets and any borrowings used to fund such assets;

•higher interest rates imposed by the Federal Reserve may lead to a decrease in prepayment speeds and an increase in the number of our borrowers who exercise extension options, which could extend beyond the term of certain secured financing agreements we use to finance our loan investments;

•the economic impact of escalating global trade tensions, the conflict between Russia and Ukraine, and the adoption; or expansion of economic sanctions or trade restrictions;

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

PART I — FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

KKR Real Estate Finance Trust Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)
(Amounts in thousands, except share and per share data)

	September 30, 2022	December 31, 2021
Assets
Cash and cash equivalents(A)	$183,341	$271,487
Commercial real estate loans, held-for-investment	7,306,565	6,316,733
Less: Allowance for credit losses	(110,798)	(22,244)
Commercial real estate loans, held-for-investment, net	7,195,767	6,294,489
Real estate owned, net	79,688	78,569
Equity method investments	36,856	35,537
Accrued interest receivable	30,574	15,241
Other assets(B)	14,824	7,916
Total Assets	$7,541,050	$6,703,239

Liabilities and Equity
Liabilities
Secured financing agreements, net	$3,469,126	$3,726,593
Collateralized loan obligations, net	1,933,656	1,087,976
Secured term loan, net	337,181	338,549
Convertible notes, net	142,888	141,851
Dividends payable	29,767	26,589
Accrued interest payable	14,822	6,627
Due to affiliates	9,271	5,952
Accounts payable, accrued expenses and other liabilities(C)	9,125	7,521
Total Liabilities	5,945,836	5,341,658

Commitments and Contingencies (Note 14)	—	—

Permanent Equity
Preferred Stock, 50,000,000 shares authorized
Series A cumulative redeemable preferred stock, $0.01 par value (13,110,000 and 6,900,000 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively; liquidation preference of $25.00 per share)	131	69
Common stock, $0.01 par value, 300,000,000 authorized (74,871,191 and 65,271,058 shares issued; 69,338,283 and 61,370,732 shares outstanding as of September 30, 2022 and December 31, 2021, respectively)	694	613
Additional paid-in capital	1,810,149	1,459,959
Accumulated deficit	(126,394)	(38,208)
Repurchased stock (5,532,908 and 3,900,326 shares repurchased as of September 30, 2022 and December 31, 2021, respectively)	(89,323)	(60,999)
Total KKR Real Estate Finance Trust Inc. Stockholders’ Equity	1,595,257	1,361,434
Noncontrolling interests in equity of consolidated joint venture	(43)	147
Total Permanent Equity	1,595,214	1,361,581
Total Liabilities and Equity	$7,541,050	$6,703,239

(A)    Includes $79.0 million and $54.0 million held in collateralized loan obligation as of September 30, 2022 and December 31, 2021, respectively.
(B)    Includes $7.3 million and $2.3 million of restricted cash as of September 30, 2022 and December 31, 2021, respectively.
(C)    Includes $4.1 million and $1.5 million of expected loss reserve for unfunded loan commitments as of September 30, 2022 and December 31, 2021, respectively.
See Notes to Condensed Consolidated Financial Statements.

KKR Real Estate Finance Trust Inc. and Subsidiaries

Condensed Consolidated Statements of Income (Unaudited)
(Amounts in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net Interest Income
Interest income	$114,627	$75,320	$278,460	$207,235
Interest expense	67,311	29,832	144,503	84,173
Total net interest income	47,316	45,488	133,957	123,062

Other Income
Revenue from real estate owned operations	2,092	—	6,554	—
Income (loss) from equity method investments	914	2,162	3,835	4,508
Other income	840	130	3,992	296
Total other income (loss)	3,846	2,292	14,381	4,804

Operating Expenses
General and administrative	4,286	3,659	13,040	10,852
Provision for (reversal of) credit losses, net	80,604	1,165	91,184	(982)
Management fee to affiliate	6,589	4,964	19,102	14,089
Incentive compensation to affiliate	—	2,215	—	6,810
Expenses from real estate owned operations	2,598	—	7,520	—
Total operating expenses	94,077	12,003	130,846	30,769

Income (Loss) Before Income Taxes, Noncontrolling Interests, Preferred Dividends, Redemption Value Adjustment and Participating Securities' Share in Earnings	(42,915)	35,777	17,492	97,097
Income tax expense	—	106	—	257
Net Income (Loss)	(42,915)	35,671	17,492	96,840
Noncontrolling interests in (income) loss of consolidated joint venture	161	—	283	—
Net Income (Loss) Attributable to KKR Real Estate Finance Trust Inc. and Subsidiaries	(42,754)	35,671	17,775	96,840
Preferred stock dividends and redemption value adjustment	5,326	3,682	15,978	6,403
Participating securities' share in earnings	341	—	1,028	—
Net Income (Loss) Attributable to Common Stockholders	$(48,421)	$31,989	$769	$90,437

Net Income (Loss) Per Share of Common Stock
Basic	$(0.70)	$0.57	$0.01	$1.63
Diluted	$(0.70)	$0.57	$0.01	$1.62
Weighted Average Number of Shares of Common Stock Outstanding
Basic	69,382,730	55,637,480	67,029,140	55,629,810
Diluted	69,382,730	56,011,243	67,029,140	55,883,197

Dividends Declared per Share of Common Stock	$0.43	$0.43	$1.29	$1.29

See Notes to Condensed Consolidated Financial Statements.

KKR Real Estate Finance Trust Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Equity (Unaudited)
(Amounts in thousands, except share data)

	Permanent Equity												Temporary Equity
	KKR Real Estate Finance Trust Inc.
	Preferred Stock		Series A Preferred Stock		Common Stock
	Shares	Stated Value	Shares	Par Value	Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Repurchased Stock	Total KKR Real Estate Finance Trust Inc. Stockholders' Equity	Noncontrolling Interests in Equity of Consolidated Joint Venture	Total Permanent Equity	Redeemable Preferred Stock
Balance at December 31, 2021	—	$—	6,900,000	$69	61,370,732	$613	$1,459,959	$(38,208)	$(60,999)	$1,361,434	$147	$1,361,581	$—
Issuance of common stock	—	—	—	—	6,562,972	66	135,205	—	—	135,271	—	135,271	—
Issuance of preferred stock	—	—	6,210,000	62	—	—	151,105	—	—	151,167	—	151,167	—
Offering costs	—	—	—	—	—	—	(1,055)	—	—	(1,055)	—	(1,055)	—
Contribution by noncontrolling interest	—	—	—	—	—	—	—	—	—	—	94	94	—
Series A preferred dividends declared, $0.41 per share	—	—	—	—	—	—	—	(5,326)	—	(5,326)	—	(5,326)	—
Common dividends declared, $0.43 per share	—	—	—	—	—	—	—	(29,211)	—	(29,211)	—	(29,211)	—
Participating security dividends declared, $0.43 per share	—	—	—	—	—	—	—	(339)	—	(339)	—	(339)	—
Stock-based compensation, net	—	—	—	—	—	—	2,126	—	—	2,126	—	2,126	—
Net income (loss)	—	—	—	—	—	—	—	35,468	—	35,468	(56)	35,412	—
Balance at March 31, 2022	—	$—	13,110,000	$131	67,933,704	$679	$1,747,340	$(37,616)	$(60,999)	$1,649,535	$185	$1,649,720	$—
Issuance of common stock	—	—	—	—	2,750,000	28	53,625	—	—	53,653	—	53,653	—
Offering costs	—	—	—	—	—	—	(280)	—	—	(280)	—	(280)	—
Repurchase of common stock	—	—	—	—	(1,044,692)	(10)	—	—	(18,071)	(18,081)	—	(18,081)	—
Series A preferred dividends declared, $0.41 per share	—	—	—	—	—	—	—	(5,326)	—	(5,326)	—	(5,326)	—
Common dividends declared, $0.43 per share	—	—	—	—	—	—	—	(29,951)	—	(29,951)	—	(29,951)	—
Participating security dividends declared, $0.43 per share	—	—	—	—	—	—	—	(326)	—	(326)	—	(326)	—
Stock-based compensation, net	—	—	—	—	15,520	*	2,040	—	—	2,040	—	2,040	—
Net income (loss)	—	—	—	—	—	—	—	25,061	—	25,061	(66)	24,995	—
Balance at June 30, 2022	—	$—	13,110,000	$131	69,654,532	$697	$1,802,725	$(48,158)	$(79,070)	$1,676,325	$119	$1,676,444	$—
Issuance of common stock	—	—	—	—	271,641	3	5,298	—	—	5,301	—	5,301	—
Offering costs	—	—	—	—	—	—	(49)	—	—	(49)	—	(49)	—
Repurchase of common stock	—	—	—	—	(587,890)	(6)	—	—	(10,253)	(10,259)	—	(10,259)	—
Series A preferred dividends declared, 0.41 per share	—	—	—	—	—	—	—	(5,326)	—	(5,326)	—	(5,326)	—
Common dividends declared, 0.43 per share	—	—	—	—	—	—	—	(29,815)	—	(29,815)	—	(29,815)	—
Participating security dividends declared, 0.43 per share	—	—	—	—	—	—	—	(341)	—	(341)	—	(341)	—
Stock-based compensation, net	—	—	—	—	—	—	2,175	—	—	2,175	—	2,175	—
Net income (loss)	—	—	—	—	—	—	—	(42,754)	—	(42,754)	(162)	(42,916)	—
Balance at September 30, 2022	—	$—	13,110,000	$131	69,338,283	$694	$1,810,149	$(126,394)	$(89,323)	$1,595,257	$(43)	$1,595,214	$—

	Permanent Equity												Temporary Equity
	KKR Real Estate Finance Trust Inc.
	Preferred Stock		Series A Preferred Stock		Common Stock
	Shares	Stated Value	Shares	Par Value	Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Repurchased Stock	Total KKR Real Estate Finance Trust Inc. Stockholders' Equity	Noncontrolling Interests in Equity of Consolidated Joint Venture	Total Permanent Equity	Redeemable Preferred Stock
Balance at December 31, 2020	1	$—	—	$—	55,619,428	$556	$1,169,695	$(65,698)	$(60,999)	$1,043,554	$—	$1,043,554	$1,852
Special non-voting preferred dividends declared	—	—	—	—	—	—	—	—	—	—	—	—	(198)
Common dividends declared, $0.43 per share	—	—	—	—	—	—	—	(23,916)	—	(23,916)	—	(23,916)	—
Stock-based compensation	—	—	—	—	—	—	1,994	—	—	1,994	—	1,994	—
Adjustment of redeemable preferred stock to redemption value	—	—	—	—	—	—	—	(710)	—	(710)	—	(710)	710
Net income (loss)	—	—	—	—	—	—	—	29,894	—	29,894	—	29,894	198
Balance at March 31, 2021	1	$—	—	$—	55,619,428	$556	$1,171,689	$(60,430)	$(60,999)	$1,050,816	$—	$1,050,816	$2,562
Issuance of preferred stock	—	—	6,900,000	69	—	—	166,997	—	—	167,066	—	167,066	—
Offering costs	—	—	—	—	—	—	(720)	—	—	(720)	—	(720)	—
Series A preferred dividends declared, $0.27 per share	—	—	—	—	—	—	—	(1,838)	—	(1,838)	—	(1,838)	—
Special non-voting preferred dividends declared	—	—	—	—	—	—	—	—	—	—	—	—	(221)
Common dividends declared, $0.43 per share	—	—	—	—	—	—	—	(23,924)	—	(23,924)	—	(23,924)	—
Stock-based compensation	—	—	—	—	18,052	*	1,993	—	—	1,993	—	1,993	—
Adjustment of redeemable preferred stock to redemption value	—	—	—	—	—	—	—	246	—	246	—	246	(246)
Net income (loss)	—	—	—	—	—	—	—	30,856	—	30,856	—	30,856	221
Balance at June 30, 2021	1	$—	6,900,000	$69	55,637,480	$556	$1,339,959	$(55,090)	$(60,999)	$1,224,495	$—	$1,224,495	$2,316
Series A preferred dividends declared, $0.46 per share	—	—	—	—	—	—	—	(3,177)	—	(3,177)	—	(3,177)	—
Special non-voting preferred dividends declared	—	—	—	—	—	—	—	—	—	—	—	—	(231)
Common dividends declared, $0.43 per share	—	—	—	—	—	—	—	(23,924)	—	(23,924)	—	(23,924)	—
Stock-based compensation	—	—	—	—	—	—	2,027	—	—	2,027	—	2,027	—
Adjustment of redeemable preferred stock to redemption value	—	—	—	—	—	—	—	(273)	—	(273)	—	(273)	273
Net income (loss)	—	—	—	—	—	—	—	35,440	—	35,440	—	35,440	231
Balance at September 30, 2021	1	$—	6,900,000	$69	55,637,480	$556	$1,341,986	$(47,024)	$(60,999)	$1,234,588	$—	$1,234,588	$2,589

* Rounds to zero.

See Notes to Condensed Consolidated Financial Statements.

KKR Real Estate Finance Trust Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)
(Amounts in thousands)

	Nine Months Ended September 30,
	2022	2021
Cash Flows From Operating Activities
Net income (loss)	$17,492	$96,840
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of deferred debt issuance costs and discounts	17,070	10,491
Accretion of deferred loan fees and discounts	(18,942)	(15,693)
Payment-in-kind interest	(1,413)	(1,676)
(Income) Loss from equity method investments	(1,319)	(2,085)
Provision for (reversal of) credit losses, net	91,184	(982)
Stock-based compensation expense	6,341	6,014
Changes in operating assets and liabilities:
Accrued interest receivable, net	(15,333)	1,488
Other assets	1,642	(355)
Accrued interest payable	8,195	2,112
Accounts payable, accrued expenses and other liabilities	(1,596)	41
Due to affiliates	632	663
Net cash provided by (used in) operating activities	103,953	96,858

Cash Flows From Investing Activities
Proceeds from principal repayments and sale/syndication of commercial real estate loans, held-for-investment	1,035,110	1,674,488
Origination of commercial real estate loans, held-for-investment	(2,004,587)	(2,247,673)
Investment in real estate owned	(1,119)	—
Net cash provided by (used in) investing activities	(970,596)	(573,185)

Cash Flows From Financing Activities
Proceeds from borrowings under secured financing agreements	1,901,607	2,080,383
Proceeds from issuance of collateralized loan obligations	847,500	1,095,250
Net proceeds from issuance of common stock	194,225	—
Net proceeds from issuance of preferred stock	151,167	167,066
Payments of common stock dividends	(85,551)	(71,756)
Payments of preferred stock dividends	(16,214)	(5,675)
Principal repayments on collateralized loan obligations	—	(810,000)
Principal repayments on loan participations	—	(66,248)
Payments of debt and collateralized debt obligation issuance costs	(26,004)	(17,504)
Principal repayments on borrowings under secured financing agreements	(2,153,944)	(1,694,571)
Payments of stock issuance costs	(936)	(414)
Payments to reacquire common stock	(28,340)	—
Tax withholding on stock-based compensation	—	(1,720)
Net cash provided by (used in) financing activities	783,510	674,811

Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	(83,133)	198,484
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	273,770	110,832
Cash, Cash Equivalents and Restricted Cash at End of Period	$190,637	$309,316

Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$183,341	$307,731
Restricted cash	7,296	1,585
Total cash, cash equivalents and restricted cash shown in the Condensed Consolidated Statements of Cash Flows	$190,637	$309,316

	Nine Months Ended September 30,
	2022	2021
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$119,240	$69,492
Cash paid during the period for income taxes	—	409
Supplemental Schedule of Non-Cash Investing and Financing Activities
Loan principal payments held by servicer	—	8,205
Dividend declared, not yet paid	29,815	24,348

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

As of September 30, 2022, KKR beneficially owned 10,000,001 shares, or 14.4% of KREF's outstanding common stock.

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

Risks and Uncertainties — The coronavirus pandemic ("COVID-19") has adversely impacted global commercial activity and has contributed to significant volatility in financial markets. During 2020, the COVID-19 pandemic created disruption in global supply chains, increased rates of unemployment and adversely impacted many industries, including industries related to the collateral underlying certain of our loans. In response to the pandemic, several countries took drastic measures to limit the spread of the virus by instituting quarantines or lockdowns, imposing travel restrictions and limiting operations of non-essential offices and retail centers. While such restrictions have largely been lifted, governments and businesses may reinstitute restrictions if new strains of COVID-19 emerge, including mandatory business shut-downs, travel restrictions, reduced business operations and social distancing requirements, which could dampen or delay any economic recovery and could materially and adversely affect KREF’s results and financial condition.

In 2021 and 2022, the global economy has, with certain setbacks, begun reopening, and wider distribution of vaccines will likely encourage greater economic activity. While vaccine availability and uptake has increased, the longer-term macro-economic effects of the pandemic continue to impact many industries, including those of certain of KREF’s borrowers. Moreover, the increase in remote working arrangements in response to the pandemic may contribute to a decline in commercial real estate values and reduce demand for commercial real estate compared to pre-pandemic levels, which may adversely impact certain of KREF's borrowers and may persist even as the pandemic continues to subside. In addition, the COVID-19 pandemic continues to disrupt global supply chains, has caused labor shortages and has added broad inflationary pressures, each of which has a potential negative impact on KREF's borrowers’ ability to execute on their business plans and potentially their ability to perform under the terms of their loan obligations. In response to such inflationary pressures, the Federal Reserve has begun raising interest rates in 2022 and has indicated that it foresees further interest rate increases throughout the year and into 2023 and 2024. Higher interest rates imposed by the Federal Reserve to address inflation may adversely impact real estate asset values and increase our interest expense, which expense may not be fully offset by any resulting increase in interest income, and may lead to decreased prepayments from KREF's borrowers and an increase in the number of KREF's borrowers who exercise extension options.

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

Valuation Process — The Manager reviews the valuation of Level 3 financial instruments as part of KKR's quarterly process. As of September 30, 2022, KKR’s valuation process for Level 3 measurements, as described below, subjected valuations to the review and oversight of various committees. KKR has a global valuation committee assisted by the asset class-specific valuation committees, including a real estate valuation committee that reviews and approves all preliminary Level 3 valuations for real estate assets, including the financial instruments held by KREF. The global valuation committee is responsible for coordinating and implementing KKR’s valuation process to ensure consistency in the application of valuation principles across portfolio investments and between periods. All Level 3 valuations are also subject to approval by the global valuation committee.

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

KREF must maintain sufficient cash and cash equivalents to satisfy liquidity covenants related to its secured financing agreements. However, such amounts are not restricted from use in KREF's current operations, and KREF does not present these cash and cash equivalents as restricted. As of September 30, 2022 and December 31, 2021, KREF was required to maintain unrestricted cash and cash equivalents of at least $51.9 million and $65.6 million, respectively, to satisfy its liquidity covenants (Note 5).

As of September 30, 2022 and December 31, 2021, KREF had $7.3 million and $2.3 million of restricted cash held in lender-controlled bank accounts, respectively. Such amount is presented within "Other Assets" in the Condensed Consolidated Balance Sheet.

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

For collateral dependent loans that KREF determines foreclosure of the collateral is probable, KREF measures the expected losses based on the difference between the fair value of the collateral and the amortized cost basis of the loan as of the measurement date. For collateral dependent loans where KREF determines foreclosure is not probable, KREF applies a practical expedient to estimate expected losses using the difference between the collateral’s fair value (less costs to sell the asset if repayment is expected through the sale of the collateral) and the amortized cost basis of the loan. A loan is determined to be collateral dependent if (i) a borrower or sponsor is experiencing financial difficulty, and (ii) the loan is expected to be substantially repaid through the operation or sale of the underlying collateral; such determination requires the use of significant judgment and can be based on several factors subject to uncertainty.

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

Other Assets and Accounts Payable, Accrued Expenses and Other Liabilities — As of September 30, 2022, other assets included $7.3 million of restricted cash and $5.2 million of deferred financing costs related to KREF's Revolver (Note 5). As of December 31, 2021, other assets included $2.3 million of restricted cash, $1.7 million of deferred financing costs related to KREF's Revolver, $1.4 million of interest collections held by the servicer and $1.4 million of prepaid expenses.

As of September 30, 2022, accounts payable, accrued expenses and other liabilities included $3.5 million of REO liabilities, $4.1 million of allowance for credit losses related to KREF's unfunded loan commitments and $1.2 million of accrued expenses. As of December 31, 2021, accounts payable, accrued expenses and other liabilities included $3.9 million of accrued expenses, $3.3 million of assumed REO liabilities, $1.5 million of allowance for credit losses related to KREF's unfunded loan commitments and $0.6 million of prepaid stub interests.

Dividends Payable — KREF records dividends payable on its common stock and preferred stock upon declaration of such dividends. In September 2022, KREF's board of directors declared a dividend of $0.43 per share of common stock to stockholders of record as of September 30, 2022, which was accrued in “Dividends payable” on KREF’s Condensed Consolidated Balance Sheet as of September 30, 2022 and was subsequently paid on October 14, 2022. In July 2022, KREF's board of directors declared a dividend of $0.41 per each issued and outstanding share of the Company’s 6.50% Series A Cumulative Redeemable Preferred Stock, which represents an annual dividend of $1.625 per share. The dividend was paid on September 15, 2022 to KREF’s preferred stockholders of record as of August 31, 2022.

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

Repurchased Stock — KREF accounts for repurchases of its common stock based on the settlement date and presents repurchased stock in “Repurchased stock” on its Condensed Consolidated Balance Sheets (Note 11). Payments for stock repurchases that are not yet settled as of the reporting date are presented within “Other assets” on the Condensed Consolidated Balance Sheets. As of September 30, 2022, KREF did not retire any repurchased stock.

Income Recognition

Interest Income — KREF accrues interest income on loans based on the outstanding principal amount and contractual terms of the loan. Interest income also includes origination fees, direct loan origination costs and related exit fees for loans that KREF originates, but where management did not elect the fair value option, as a yield adjustment using the interest method over the loan term, or on a straight line basis when it approximates the interest method. KREF expenses origination fees and direct loan origination costs for loans acquired, but not originated, by KREF as well as loans for which management elected the fair value option, as incurred.

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

If management deems that it is probable that KREF will be unable to collect all amounts owed according to the contractual terms of a loan, deterioration in credit quality of that loan is indicated. Management evaluates all available facts and circumstances that might impact KREF’s ability to collect outstanding loan balances when determining loan write-offs. These facts and circumstances may vary and may include, but are not limited to, (i) the underlying collateral performance and/or value, (ii) communications with the borrower, (iii) compliance with debt covenants, (iv) events of default by the borrower, or (v) other facts that impact the borrower’s ability to pay the contractual amounts due under the terms of the loan.

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

Loans are placed on nonaccrual status when principal or interest is 90 days or more past due unless the loan is both well secured and in the process of collection, or when repayment of interest and principal is, in our judgment, in doubt. Interest received on loans placed on nonaccrual status may be accounted for under the cost-recovery method under certain circumstances. Management may return a loan to accrual status when repayment of principal and interest is reasonably assured. As of September 30, 2022, one mezzanine loan with an outstanding principal balance of $5.5 million was on nonaccrual status and was fully written-off (Note 3).

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
1—Very Low Risk

2—Low Risk

3—Medium Risk

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

Accrued Interest Receivables — KREF elected not to measure an allowance for credit losses for accrued interest receivables. KREF generally writes off an accrued interest receivable balance when interest is 90 days or more past due unless the loan is both well secured and in the process of collection. Write-offs of accrued interest receivable are recognized as “Provision for (reversal of) credit losses, net” in the Condensed Consolidated Statements of Income.

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

As of September 30, 2022 and December 31, 2021, KREF did not have any material deferred tax assets or liabilities arising from future tax consequences attributable to differences between the carrying amounts of existing assets and liabilities in accordance with GAAP and their respective tax bases.

KREF recognizes tax benefits for uncertain tax positions only if it is more likely than not that the position is sustainable based on its technical merits. Interest and penalties on uncertain tax positions are included as a component of the provision for income taxes in KREF's Condensed Consolidated Statements of Income. As of September 30, 2022, KREF did not have any material uncertain tax positions.

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

On January 1, 2022, KREF adopted ASU No. 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which requires KREF to include convertible instruments in the diluted EPS calculation, regardless of a company's intent and ability to settle such debt in cash. KREF may include 6,316,174 of potentially issuable shares related to its Convertible Notes, when dilutive, in the dilutive EPS calculations.

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

Recent Accounting Pronouncements

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides temporary optional expedients and exceptions to the US GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from LIBOR and other interbank offered rates to alternative reference rates. The guidance is effective upon issuance and generally may be elected over time through December 31, 2022. KREF has not adopted any of the optional expedients or exceptions through September 30, 2022, but will continue to evaluate the possible adoption of any such expedients or exceptions during the effective period as circumstances evolve.

In March 2022, the FASB issued ASU No. 2022-02, Financial Instruments — Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures, which eliminates the recognition and measurement guidance for a troubled debt restructuring (TDR) for creditors that have adopted CECL and requires public business entities to present gross write-offs by year of origination in their vintage disclosures. The guidance is effective for KREF in the first quarter of 2023. The guidance allows the use of a prospective or modified retrospective transition method. KREF expects the adoption of ASU 2022-02 to have no significant impact on its condensed consolidated financial statements.

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in tables in thousands, except per share amounts)
Note 3. Commercial Real Estate Loans

The following table summarizes KREF's investments in commercial real estate loans as of September 30, 2022 and December 31, 2021:

					Weighted Average(C)
Loan Type	Outstanding Principal	Amortized Cost(A)	Carrying Value(B)	Loan Count	Floating Rate Loan %	Coupon(D)	Life (Years)(E)
September 30, 2022
Loans held-for-investment
Senior loans(F)	$7,254,289	$7,209,207	$7,098,824	72	100.0%	6.4%	3.5
Mezzanine and other loans(G)	103,192	97,358	96,943	4	94.7	13.6	3.2
Total/Weighted Average	$7,357,481	$7,306,565	$7,195,767	76	99.9%	6.5%	3.4
December 31, 2021
Loans held-for-investment
Senior loans(F)	$6,263,370	$6,222,058	$6,200,078	59	100.0%	3.9%	3.6
Mezzanine and other loans(G)	100,735	94,675	94,411	4	94.5	11.2	4.0
Total/Weighted Average	$6,364,105	$6,316,733	$6,294,489	63	99.9%	4.1%	3.6

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
(F)    Senior loans may include accommodation mezzanine loans in connection with the senior mortgage financing. Also, includes CLO loan participations of $2,221.0 million and $1,246.0 million as of September 30, 2022 and December 31, 2021, respectively.
(G)    Includes one real estate corporate loan to a multifamily operator with a principal and a carrying value of $40.0 million and $39.5 million, respectively, as of September 30, 2022, and $41.1 million and $40.3 million, respectively, as of December 31, 2021.

Activity — For the nine months ended September 30, 2022, the loan portfolio activity was as follows:

	Amortized Cost	Allowance for Credit Losses	Carrying Value
Balance at December 31, 2021	$6,316,733	$(22,244)	$6,294,489
Originations and future fundings, net(A)	2,004,587	—	2,004,587
Proceeds from sales and loan repayments	(1,035,110)	—	(1,035,110)
Accretion of loan discount and other amortization, net(B)	18,942	—	18,942
Payment-in-kind interest	1,413	—	1,413
(Provision for) Reversal of credit losses	—	(88,554)	(88,554)
Balance at September 30, 2022	$7,306,565	$(110,798)	$7,195,767

(A)    Net of applicable premiums, discounts and deferred loan origination costs. Includes fundings on previously originated loans.
(B)    Includes accretion of applicable discounts, certain fees and deferred loan origination costs.

As of September 30, 2022 and December 31, 2021, there was $45.4 million and $41.9 million, respectively, of unamortized origination discounts and deferred fees included in "Commercial real estate loans, held-for-investment, net" on the Condensed Consolidated Balance Sheets. KREF recognized prepayment fee income of $1.5 million and $6.8 million, respectively, during the three and nine months ended September 30, 2022. KREF recognized net accelerated fee income of $0.7 million and $1.6 million, respectively, during the three and nine months ended September 30, 2022. KREF recognized net accelerated deferred loan fees and prepayment fee income of $6.4 million and $8.5 million, respectively, during the three and nine months ended September 30, 2021.

KREF may enter into loan modifications that include, among other changes, incremental capital contributions or partial repayments from certain borrowers, repurposing of reserves, and a temporary partial deferral for a portion of the coupon as payment-in-kind interest (“PIK Interest”) due, which is capitalized, compounded, and added to the outstanding principal

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in tables in thousands, except per share amounts)
balance of the respective loans. As of September 30, 2022, KREF had no outstanding PIK interest in connection with loan modifications.

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

The following tables summarize the carrying value of the loan portfolio based on KREF's internal risk ratings:

September 30, 2022					December 31, 2021
Risk Rating	Number of Loans(B)	Carrying Value	Total Loan Exposure(A)	Total Loan Exposure %	Number of Loans(B)	Carrying Value	Total Loan Exposure(A)	Total Loan Exposure %
1	—	$—	$—	—%	1	$243,549	$243,552	3.6%
2	1	91,287	91,476	1.2	3	410,293	411,424	6.2
3	69	6,367,631	6,670,183	87.6	54	5,268,590	5,627,927	84.3
4	3	496,219	497,466	6.6	4	394,301	394,336	5.9
5	3	351,428	351,716	4.6	1	—	—	—
Total loan receivable	76	$7,306,565	$7,610,841	100.0%	63	$6,316,733	$6,677,239	100.0%
Allowance for credit losses		(110,798)				(22,244)
Loan receivable, net		$7,195,767				$6,294,489

(A)    In certain instances, KREF finances its loans through the non-recourse sale of a senior interest that is not included in the consolidated financial statements. Total loan exposure includes the entire loan KREF originated and financed, including $258.9 million and $318.6 million of such non-consolidated interests as of September 30, 2022 and December 31, 2021, respectively.
(B)    Includes one impaired 5-rated mezzanine retail loan that was fully written off.

As of September 30, 2022, KREF had one risk-rated 4 senior loan secured by office properties located in Philadelphia, PA that was past its current maturity date of September 2022. The maximum maturity date of this senior loan, assuming all extension options are exercised, is July 2023. The loan had an amortized cost of $161.8 million and was not pledged to any secured financing facility as of September 30, 2022. The borrower paid its October monthly interest payment subsequent to quarter end.

As of September 30, 2022, the average risk rating of KREF's portfolio was 3.1, weighted by total loan exposure, as compared to 2.9 as of December 31, 2021.

Loan Vintage — The following tables present the amortized cost of the loan portfolio by KREF's internal risk rating and year of origination. The risk ratings are updated as of September 30, 2022 and December 31, 2021 in the corresponding table.

September 30, 2022
			Amortized Cost by Year of Origination
Risk Rating	Number of Loans(A)	Outstanding Principal	2022	2021	2020	2019	2018	Prior	Total
Commercial Real Estate Loans
1	—	$—	$—	$—	$—	$—	$—	$—	$—
2	1	91,477	—	—	—	91,287	—	—	91,287
3	69	6,411,322	1,646,778	3,469,767	348,877	471,556	410,511	20,142	6,367,631
4	3	497,466	—	190,654	—	143,740	161,825	—	496,219
5	3	357,216	—	—	—	157,115	—	194,313	351,428
	76	$7,357,481	$1,646,778	$3,660,421	$348,877	$863,698	$572,336	$214,455	$7,306,565

(A)    Includes one impaired 5-rated mezzanine retail loan that was fully written off.

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in tables in thousands, except per share amounts)

December 31, 2021
			Amortized Cost by Year of Origination
Risk Rating	Number of Loans(A)	Outstanding Principal	2021	2020	2019	2018	2017	Prior	Total
Commercial Real Estate Loans
1	1	$243,552	$—	$—	$—	$243,549	$—	$—	$243,549
2	3	411,424	—	130,400	—	85,943	193,950	—	410,293
3	54	5,309,293	3,523,611	203,961	1,017,080	523,938	—	—	5,268,590
4	4	394,336	—	—	76,221	210,701	107,379	—	394,301
5	1	5,500	—	—	—	—	—	—	—
	63	$6,364,105	$3,523,611	$334,361	$1,093,301	$1,064,131	$301,329	$—	$6,316,733

(A)    Includes one impaired 5-rated mezzanine retail loan that was fully written off.

Allowance for Credit Losses — The following tables present the changes to the allowance for credit losses for the nine months ended September 30, 2022 and 2021, respectively:

	Commercial Real Estate Loans	Unfunded Loan Commitments	Total
Balance at December 31, 2021	$22,244	$1,495	$23,739
Provision for (reversal of) credit losses, net	88,554	2,630	91,184
Write-off charged	—	—	—
Recoveries	—	—	—
Balance as September 30, 2022	$110,798	$4,125	$114,923

	Commercial Real Estate Loans	Unfunded Loan Commitments	Total
Balance at December 31, 2020	$59,801	$902	$60,703
Provision for (reversal of) credit losses, net	(994)	13	(981)
Write-off charged	—	—	—
Recoveries	—	—	—
Balance as September 30, 2021	$58,807	$915	$59,722

As of September 30, 2022, the allowance for credit losses was $114.9 million, which represented an increase of $80.6 million and $91.2 million during the three and nine months ended September 30, 2022, respectively. The allowance for credit losses was impacted by increased uncertainty in the macro-economic outlook, including weakening credit indicators, surging inflationary pressures and rising short-term interest rates. In addition, the office sector has experienced volatility and reduced liquidity. As a result, the increase in the allowance was primarily due to additional provisions on the KREF’s risk-rated 4 and 5 loans, which are all collateralized by office properties.

KREF had one risk-rated 5 senior office loan located in Philadelphia, PA, originated April 2019, with an outstanding principal balance of $157.3 million and an unfunded commitment of $25.3 million as of September 30, 2022. The property experienced slower than anticipated leasing activity due to softness in the overall Philadelphia market and COVID-accelerated office trends. This loan is current on contractual interest payments and its next maturity is May 2023.

KREF had one risk-rated 5 senior office loan located in Minneapolis, MN, originated November 2017, with an outstanding principal balance of $194.4 million and no unfunded commitment as of September 30, 2022. There is uncertainty as to whether the borrower will be able to obtain refinancing with desirable economic terms in the current market. This loan is current on contractual interest payments and its next maturity is December 2022.

The $1.0 million net benefit from the reversal of credit losses during the nine months ended September 30, 2021 was primarily attributable to a more stable macro-economic outlook based on improved observed economic data, partially offset by an increase to the allowance for risk-rated 4 and 5 loans and an increase to the allowance related to newly originated loans.

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in tables in thousands, except per share amounts)

Concentration of Credit Risk — The following tables present the geographies and property types of collateral underlying KREF's commercial real estate loans as a percentage of the loans' principal amounts:

	September 30, 2022	December 31, 2021		September 30, 2022	December 31, 2021
Geography(A)			Collateral Property Type
California	16.9%	10.8%	Multifamily	45.4%	46.7%
Texas	16.3	15.0	Office	24.2	25.4
Florida	10.1	10.5	Industrial	12.1	4.4
Virginia	8.5	6.7	Life Science	7.1	9.3
Massachusetts	7.8	10.3	Hospitality	5.0	6.9
Pennsylvania	7.1	8.2	Condo (Residential)	3.0	3.9
Washington D.C.	5.8	4.7	Student Housing	2.8	3.1
New York	5.8	11.5	Single Family Rental	0.3	0.2
Washington	3.8	3.6	Retail	0.1	0.1
North Carolina	2.8	2.0	Total	100.0%	100.0%
Minnesota	2.8	3.1
Arizona	2.3	1.2
Georgia	2.3	2.2
Nevada	2.1	1.6
Illinois	1.6	3.8
Colorado	1.1	2.7
Other U.S.	2.9	2.1
Total	100.0%	100.0%

(A)    Excludes one real estate corporate loan to a multifamily operator with an outstanding principal amount of $40.0 million and $41.1 million, representing 0.5% and 0.6% of KREF’s commercial real estate loans, as of September 30, 2022 and December 31, 2021, respectively.

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in tables in thousands, except per share amounts)
Note 4. Real Estate Owned

In 2015, KREF originated a $177.0 million senior loan secured by a retail property in Portland, OR. The loan had a risk rating of 5 and was placed on non-accrual status in October 2020, with an amortized cost and carrying value of $109.6 million and $69.3 million, respectively, as of September 30, 2021. On December 17, 2021, KREF took title to the retail property. Such acquisition was accounted for as an asset acquisition under ASC 805. Accordingly, KREF recognized the property on the Condensed Consolidated Balance Sheets as REO with a carrying value of $78.6 million, which included the estimated fair value of the property and capitalized transaction costs. In addition, KREF assumed $2.0 million in other net assets of the REO. As a result KREF recognized an $8.2 million benefit from the reversal of credit losses, representing the difference between the carrying value of the foreclosed loan and the fair value of the REO’s net assets.

The following table presents the REO assets and liabilities included on KREF's Condensed Consolidated Balance Sheets:

	September 30, 2022	December 17, 2021(C)
Assets
Cash	$1,229	$3,377
Real estate owned - land	78,569	78,569
Real estate owned - land improvements	1,119	—
In-place lease intangibles(A)	284	335
Tenant receivables(A)	657	—
Other assets(A)	19	1,119
Total	$81,877	$83,400
Liabilities
Below-market lease intangibles(B)	$1,552	$1,825
Accounts payable, accrued expenses and other liabilities(B)	1,932	1,742
Total	$3,484	$3,567

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

The following table presents the REO operations and related income (loss) included in KREF’s Condensed Consolidated Statements of Income:

	Three Months Ended	Nine Months Ended
	September 30, 2022	September 30, 2022
Rental income(A)	$1,908	$5,773
Other operating income(A)	185	781
Expenses from real estate owned operations	2,598	7,520
Other income(B)	45	1,382
Total	$(461)	$417

(A)    Included in “Revenue from real estate owned operations” on the Condensed Consolidated Statements of Income.
(B)    Represents nonrecurring local tax and energy credits received.

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in tables in thousands, except per share amounts)
The following table presents the amortization of lease intangibles included in KREF’s Condensed Consolidated Statements of Income:

		Three Months Ended	Nine Months Ended
	Income Statement Location	September 30, 2022	September 30, 2022
Asset
In-place lease intangibles	Expenses from real estate owned operations	17	50
Liability
Below-market lease intangibles	Revenue from real estate owned operations	91	273

The following table presents the amortization of lease intangibles for each of the five succeeding fiscal years:

Year	In-place Lease Intangible Assets	Below-market Lease Intangible Liabilities
2022	$17	$92
2023	67	365
2024	67	365
2025	67	365
2026	67	365

Future Minimum Lease Payments — The following table presents the future minimum lease payments to be collected under non-cancelable operating leases, excluding tenant reimbursements of expenses:

Year	Contractual Lease Payments
2022	$2,349
2023	3,811
2024	2,932
2025	2,234
2026	1,180
Thereafter	—

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in tables in thousands, except per share amounts)
Note 5. Debt Obligations

The following table summarizes KREF's secured master repurchase agreements and other financing arrangements in place as of September 30, 2022 and December 31, 2021:

	September 30, 2022											December 31, 2021
	Facility							Collateral				Facility
	Month Issued	Maximum Facility Size	Outstanding Principal	Carrying Value(A)	Final Stated Maturity	Weighted Average Funding Cost(B)	Weighted Average Life (Years)(B)	Outstanding Principal	Amortized Cost Basis	Carrying Value	Weighted Average Life (Years)(C)	Carrying Value(A)
Master Repurchase Agreements(D)
Wells Fargo(E)	Oct 2015	$1,000,000	$715,981	$713,925	Sep 2026	4.4%	2.6	$978,669	$967,968	$957,673	3.9	$978,615
Morgan Stanley(F)	Dec 2016	600,000	583,716	583,415	Dec 2023	5.1	1.0	790,539	785,813	776,154	3.3	382,081
Goldman Sachs(G)	Sep 2016	240,000	123,658	122,912	Oct 2025	5.3	2.4	287,517	282,844	281,585	4.0	189,456
Term Lending Agreements
KREF Lending V(H)	Jun 2019	567,115	539,050	538,621	Jun 2026	4.8	0.5	686,622	686,143	664,130	1.3	617,185
KREF Lending IX(I)	Jul 2021	1,000,000	642,438	633,223	n.a	5.0	2.4	813,181	805,757	802,926	4.3	493,853
KREF Lending XII(J)	Jun 2022	350,000	161,140	159,553	n.a	4.8	3.1	217,395	215,713	214,982	4.5	—
Warehouse Facility
HSBC Facility(K)	Mar 2020	500,000	—	—	Mar 2023	—	0.4	—	—	—	n.a	(55)
Asset Specific Financing
BMO Facility(L)	Aug 2018	300,000	—	—	n.a	—	0.0	—	—	—	n.a	60,000
KREF Lending XI(M)	Apr 2022	100,000	100,000	98,942	n.a	6.0	1.9	125,000	124,324	124,178	3.9	—
KREF Lending XIII(N)	Aug 2022	265,625	38,165	34,853	n.a	6.2	3.9	44,900	41,901	41,818	4.9	—
Revolving Credit Agreement
Revolver(O)	Dec 2018	610,000	—	—	Mar 2027	—	4.5	n.a	n.a	n.a	n.a	135,000
Total / Weighted Average		$5,532,740	$2,904,148	$2,885,444		4.9%	1.8					$2,856,135

(A)    Net of $18.7 million and $11.3 million unamortized deferred financing costs as of September 30, 2022 and December 31, 2021, respectively.
(B)    Average weighted by the outstanding principal of borrowings. Funding cost includes deferred financing costs.
(C)    Average based on the fully extended loan maturity, weighted by the outstanding principal of the collateral.
(D)    Borrowings under these repurchase agreements are collateralized by senior loans, held-for-investment, and bear interest equal to the sum of (i) a floating rate index, including one-month LIBOR and Term SOFR, and (ii) a margin, based on the collateral. As of September 30, 2022 and December 31, 2021, the percentage of the outstanding principal of the collateral sold and not borrowed under these repurchase agreements, or average "haircut" weighted by outstanding principal of collateral, was 30.8% and 30.3%, respectively (or 25.5% and 25.9%, respectively, if KREF had borrowed the maximum amount approved by its repurchase agreement counterparties as of such dates).
(E)    The current stated maturity date is September 2024, which does not reflect two twelve-month facility term extension options available to KREF, which are subject to certain covenants and thresholds. As of September 30, 2022, the collateral-based margin was between 1.25% and 1.55%.
(F)    The current stated maturity is December 2022, with a one-year extension option upon KREF giving written notice and another two one-year extension periods subject to approval by the lender. In addition, KREF has the option to increase the facility amount to $750.0 million. As of September 30, 2022, the collateral-based margin was between 1.70% and 2.40%.
(G)    In September 2022, KREF paid an extension fee to extend the final extended maturity date to October 2025. As of September 30, 2022, the collateral-base margin was between 1.75% and 3.20%.
(H)    KREF, through its wholly–owned subsidiary KREF Lending V LLC, entered into a Master Repurchase and Securities Contract Agreement ("KREF Lending V Facility") with Morgan Stanley Mortgage Capital Holdings LLC ("Administrative Agent"), as administrative agent on behalf of Morgan Stanley Bank, N.A. ("Initial Buyer"), which provides non-mark-to-market financing. The Initial Buyer subsequently syndicated a portion of the facility to multiple financial institutions. As of September 30, 2022, the Initial Buyer held 23.8% of the total commitment under the facility. Borrowings under the facility are collateralized by certain loans, held for investment, and bear interest equal to one-month LIBOR, plus a 1.90% margin. The current stated maturity is June 2023, subject to three additional one-year extension options, which may be exercised by KREF upon the satisfaction of certain customary conditions and thresholds.
(I)    KREF, through its wholly–owned subsidiary KREF Lending IX LLC, entered into a $500.0 million Master Repurchase and Securities Contract Agreement with a financial institution ("KREF Lending IX Facility"). In March 2022, KREF increased the borrowing capacity to $750.0 million. In August 2022, KREF further increased the borrowing capacity to $1,000.0 million. The facility, which provides financing on a non-mark-to-market basis with partial recourse to KREF, has a three-year draw period and match-term to the underlying loans. As of September 30, 2022, the collateral-based margin was between 1.65% and 1.79%.
(J)    KREF, through its wholly–owned subsidiary KREF Lending XII LLC, entered into a $350.0 million Master Repurchase Agreement and Securities Contract with a financial institution ("KREF Lending XII Facility"). The facility, which provides financing on a non-mark-to-market basis with partial recourse to KREF, has a two-year draw period and match-term to the underlying loans. In addition, KREF has the option to increase the facility amount to $500.0 million. As of September 30, 2022, the collateral-based margin was between 1.35% and 1.45%.
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
(M)    KREF, through its wholly-owned subsidiary KREF Lending XI LLC, entered into a $100.0 million loan financing facility with a financial institution ("KREF Lending XI Facility"). The facility provides match-term asset-based financing on a non-mark-to-market and non-recourse basis. As of September 30, 2022, the collateral-based margin was 2.65%.
(N)    KREF, through its wholly-owned subsidiary KREF Lending XIII LLC, entered into a $265.6 million loan financing facility with a financial institution ("KREF Lending XIII Facility"). The facility provides match-term asset-based financing on a non-mark-to-market and non-recourse basis. As of September 30, 2022, the collateral-based margin was 3.0%.
(O)    KREF entered into a $100.0 million corporate revolving credit facility (“Revolver”) administered by Morgan Stanley Senior Funding, Inc. Additional lenders were added subsequently, further increasing the Revolver borrowing capacity to $610.0 million as of September 30, 2022. The current stated maturity of the facility is March 2027. Borrowings under the facility bear interest at a per annum rate equal to the sum of (i) a floating rate index and (ii) a fixed margin. Borrowings under this facility are full recourse to certain guarantor wholly-owned subsidiaries of KREF. As of September 30, 2022, the carrying value excluded $5.2 million unamortized debt issuance costs presented within "Other assets" on KREF's Condensed Consolidated Balance Sheets.

As of September 30, 2022 and December 31, 2021, KREF had outstanding repurchase agreements and term lending agreements where the amount at risk with any individual counterparty, or group of related counterparties, exceeded 10.0% of KREF’s stockholders' equity. The amount at risk under these agreements is the net counterparty exposure, defined as the excess of the carrying amount (or market value, if higher than the carrying amount, for repurchase agreements) of the assets sold under agreement to repurchase, including accrued interest plus any cash or other assets on deposit to secure the repurchase obligation, over the amount of the repurchase liability, adjusted for accrued interest. The following table summarizes certain characteristics of KREF's repurchase agreements where the amount at risk with any individual counterparty, or group of related counterparties, exceeded 10.0% of KREF’s stockholders' equity as of September 30, 2022 and December 31, 2021:

	Outstanding Principal	Net Counterparty Exposure	Percent of Stockholders' Equity	Weighted Average Life (Years)(A)
September 30, 2022
Wells Fargo	$715,981	$254,175	15.9%	2.6
Morgan Stanley	583,716	195,815	12.3	1.0
KREF Lending IX	642,438	165,872	10.4	2.4
Goldman Sachs	123,658	162,289	10.2	2.4
Total / Weighted Average	$2,065,793	$778,151	48.8%	2.1
December 31, 2021
Wells Fargo	$980,593	$409,489	30.1%	3.4
Morgan Stanley	383,592	166,426	12.2	0.8
KREF Lending V(B)	617,627	139,149	10.2	0.5
Total / Weighted Average	$1,981,812	$715,064	52.5%	2.0

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

Term Loan Financing

In April 2018, KREF, through its consolidated subsidiaries, entered into a term loan financing agreement (“Term Loan Facility”) with third party lenders for an initial borrowing capacity of $200.0 million that was subsequently increased to $1.0 billion in October 2018. The facility provides asset-based financing on a non-mark-to-market basis with match-term up to five

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in tables in thousands, except per share amounts)
years and is non-recourse to KREF. Borrowings under the facility are collateralized by senior loans, held-for-investment, and bear interest equal to one-month LIBOR plus a margin. The weighted average margin on the facility were 1.8% and 1.6% as of September 30, 2022 and December 31, 2021, respectively.

The following tables summarize our borrowings under the Term Loan Facility:

	September 30, 2022
Term Loan Facility	Count	Outstanding Principal	Amortized Cost	Carrying Value	Wtd. Avg. Yield/Cost(A)	Guarantee(B)	Wtd. Avg. Term(C)
Collateral assets	10	$719,961	$716,517	$688,843	+ 3.4%	n.a.	February 2026
Financing provided	n.a.	584,033	583,681	583,681	+ 1.8%	n.a.	February 2026

	December 31, 2021
Term Loan Facility	Count	Outstanding Principal	Amortized Cost	Carrying Value	Wtd. Avg. Yield/Cost(A)	Guarantee(B)	Wtd. Avg. Term(C)
Collateral assets	12	$1,078,795	$1,076,241	$1,074,116	L + 3.4%	n.a.	August 2024
Financing provided	n.a.	870,458	870,458	870,458	L + 1.6%	n.a.	August 2024

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

Activity — For the nine months ended September 30, 2022, the activity related to the carrying value of KREF’s secured financing agreements were as follows:

Secured Financing Agreements, Net
Balance as of December 31, 2021	$3,726,593
Principal borrowings	1,901,607
Principal repayments/sales	(2,151,319)
Deferred debt issuance costs	(15,715)
Amortization of deferred debt issuance costs	7,960
Balance as of September 30, 2022	$3,469,126

Maturities — KREF’s secured financing agreements, term loan financing and other consolidated debt obligations in place as of September 30, 2022 had contractual maturities as follows:

Year	Nonrecourse	Recourse(A)	Total
2022	$220,535	$49,245	$269,780
2023	892,789	248,386	1,141,175
2024	854,634	158,439	1,013,073
2025	423,976	141,325	565,301
Thereafter	404,751	94,100	498,851
	$2,796,685	$691,495	$3,488,180

(A)    Except for the Revolver, which is full recourse, amounts borrowed subject to a maximum 25.0% recourse limit. The Revolver expires in March 2027.

Covenants — KREF is required to comply with customary loan covenants and event of default provisions related to its secured financing agreements and Revolver, including, but not limited to, negative covenants relating to restrictions on operations with respect to KREF’s status as a REIT, and financial covenants. Such financial covenants include an interest income to interest expense ratio covenant (1.5 to 1.0); a minimum consolidated tangible net worth covenant (75.0% of the aggregate cash proceeds of any equity issuances made and any capital contributions received by KREF and certain subsidiaries or up to approximately $1,353.4 million depending upon the facility); a cash liquidity covenant (the greater of $10.0 million or 5.0% of KREF's recourse indebtedness); and a total indebtedness covenant (83.3% of KREF's Total Assets, as defined in the applicable

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in tables in thousands, except per share amounts)
financing agreements). As of September 30, 2022 and December 31, 2021, KREF was in compliance with its financial debt covenants.

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

The following tables outline CLO collateral assets and respective borrowing as of September 30, 2022 and December 31, 2021:

	September 30, 2022
	Count	Outstanding Principal	Amortized Cost	Carrying Value	Wtd. Avg. Yield/Cost(A)	Wtd. Avg. Term(B)
KREF 2021-FL2
Collateral assets(C)(D)	19	$1,300,000	$1,300,000	$1,281,618	+ 3.3%	January 2026
Financing provided	1	1,095,250	1,091,258	1,091,258	L + 1.7%	February 2039
KREF 2022-FL3
Collateral assets(C)	15	$1,000,000	$1,000,000	$995,326	+ 3.0%	September 2026
Financing provided	1	847,500	842,398	842,398	S + 2.1%	February 2039

	December 31, 2021
KREF 2021-FL2	Count	Outstanding Principal	Amortized Cost	Carrying Value	Wtd. Avg. Yield/Cost	Wtd. Avg. Term(B)
Collateral assets(C)(D)	20	$1,300,000	$1,300,000	$1,296,745	L + 3.4%	June 2025
Financing provided	1	1,095,250	1,087,976	1,087,976	L + 1.7%	February 2039

(A)    Expressed as a spread over the relevant benchmark rates, which include one-month LIBOR and Term SOFR, as applicable to each loan. As of September 30, 2022, 83.9% and 16.1% of the CLO collateral loan assets by principal balance earned a floating rate of interest indexed to one-month LIBOR and Term SOFR, respectively. In addition to cash coupon, yield/cost includes the amortization of deferred origination/financing costs.
(B)    Loan term represents weighted-average final maturity, assuming all extension options are exercised by the borrowers, weighted by outstanding principal. Repayments of CLO notes are dependent on timing of underlying collateral loan asset repayments post reinvestment period. The term of the CLO notes represents the rated final distribution date.
(C)    Collateral loan assets represent 30.2% and 19.6% of the principal of KREF's commercial real estate loans as of September 30, 2022 and December 31, 2021, respectively. As of September 30, 2022 and December 31, 2021, 100% of KREF loans financed through the CLOs are floating rate loans.
(D)    Including $79.0 million and $54.0 million cash held in CLO as of September 30, 2022 and December 31, 2021, respectively.

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in tables in thousands, except per share amounts)
The following table presents the CLO assets and liabilities included in KREF’s Condensed Consolidated Balance Sheets:

Assets	September 30, 2022	December 31, 2021
Cash	$79,000	$54,000
Commercial real estate loans, held-for-investment	2,221,000	1,246,000
Less: Allowance for credit losses	(23,056)	(3,255)
Commercial real estate loans, held-for-investment, net	2,197,944	1,242,745
Accrued interest receivable	8,687	3,091
Other assets	155	766
Total	$2,285,786	$1,300,602
Liabilities
Collateralized loan obligations, net(A)	$1,933,656	$1,087,976
Accrued interest payable	3,160	852
Total	$1,936,816	$1,088,828

(A)     Net of $9.1 million and $7.3 million of unamortized deferred financing costs as of September 30, 2022 and December 31, 2021, respectively.

The following table presents the components of net interest income of CLOs included in KREF’s Condensed Consolidated Statements of Income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net Interest Income
Interest income	$31,403	$11,979	$72,289	$33,932
Interest expense(A)	20,325	3,926	41,152	9,857
Net interest income	$11,078	$8,053	$31,137	$24,075

(A)     Net of interest expense on internally held CLO notes. Includes $2.0 million and $5.7 million of deferred financing costs amortization for the three and nine months ended September 30, 2022, respectively.

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

Inclusive of the amortization of the discount and issuance costs, KREF’s total cost of the secured term loan is LIBOR plus 4.1% per annum, subject to the applicable LIBOR floor, as of September 30, 2022. The following table summarizes KREF’s secured term loan at September 30, 2022 and December 31, 2021, respectively:

	September 30, 2022	December 31, 2021
Principal amount	$347,375	$350,000
Unamortized discount	(4,907)	(5,652)
Deferred financing costs	(5,287)	(5,799)
Carrying amount	$337,181	$338,549

Covenants — KREF is required to comply with customary loan covenants and event of default provisions related to its secured term loan that include, but are not limited to, negative covenants relating to restrictions on operations with respect to KREF’s status as a REIT, and financial covenants. Such financial covenants include a minimum consolidated tangible net worth of $650.0 million and a maximum Total Debt to Total Assets ratio, as defined in the secured term loan agreements, of 83.3% (the “Leverage Covenant”). KREF was in compliance with such covenants as of September 30, 2022 and December 31, 2021.

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

The following table details the carrying value of the Convertible Notes on KREF's Condensed Consolidated Balance Sheets:

	September 30, 2022	December 31, 2021
Principal	$143,750	$143,750
Deferred financing costs	(638)	(1,405)
Unamortized discount	(224)	(494)
Carrying value	$142,888	$141,851

The following table details the interest expense related to the Convertible Notes:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cash coupon	$2,201	$2,202	$6,604	$6,604
Discount and issuance cost amortization	349	350	1,037	1,037
Total interest expense	$2,550	$2,552	$7,641	$7,641

Accrued interest payable for the Convertible Notes was $3.3 million and $1.1 million as of September 30, 2022 and December 31, 2021. Refer to Note 2 for additional discussion of accounting policies for the Convertible Notes.

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

As of September 30, 2022, the joint venture held REO assets with a net carrying value of $69.8 million. KREF has priority of distributions up to $70.5 million before the JV Partner can participate in the economics of the joint venture.

Equity Method Investments

As of September 30, 2022, KREF held a 3.5% interest in RECOP I, an unconsolidated VIE of which KREF is not the primary beneficiary, at its fair value of $36.9 million. The aggregator vehicle in which KREF invests is controlled and advised by affiliates of the Manager. RECOP I primarily acquired junior tranches of CMBS newly issued by third parties. KREF will not pay any fees to RECOP I, but KREF bears its pro rata share of RECOP I's expenses. KREF reported its share of the net asset value of RECOP I in its Condensed Consolidated Balance Sheets, presented as “Equity method investments” and its share of net income, presented as “Income (loss) from equity method investments” in the Condensed Consolidated Statements of Income.

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

Common Stock — As further described below, since December 2015, KREF issued the following shares of common stock:

Pricing Date	Shares Issued(A)	Net Proceeds
As of December 31, 2015	13,636,416	$272,728
February 2016	2,000,000	40,000
May 2016	3,000,138	57,130
June 2016(B)	21,838	—
August 2016	5,500,000	109,875
As of December 31, 2016	24,158,392	$479,733
February 2017	7,386,208	147,662
April 2017	10,379,738	207,595
May 2017 - Initial Public Offering	11,787,500	219,356
As of December 31, 2017	53,711,838	$1,054,346
August 2018	5,000,000	98,326
November 2018	500,000	9,351
As of December 31, 2018	59,211,838	$1,162,023
November 2021	5,000,000	108,800
November 2021(C)	1	—
November 2021	547,361	11,911
As of December 31, 2021	64,759,200	$1,282,734
February 2022(D)	68,817	1,426
March 2022	6,494,155	133,845
As of March 31, 2022	71,322,172	$1,418,005
June 2022	2,750,000	53,653
As of June 30, 2022	74,072,172	$1,471,658
August 2022(D)	271,641	5,300
As of September 30, 2022	74,343,813	$1,476,958

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
(D)    Represents shares issued under the ATM.

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

KKR and affiliates beneficially owned 10,000,001 and 14,250,001 shares, or 14.4% and 23.2% of KREF's outstanding common stock as of September 30, 2022 and December 31, 2021, respectively.

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

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in tables in thousands, except per share amounts)
During the nine months ended September 30, 2022 and 2021, 15,520 and 18,052 shares of common stock were issued related to the vesting of restricted stock units. Upon any payment of shares as a result of restricted stock unit vesting, the related tax withholding obligation will generally be satisfied by KREF, reducing the number of shares to be delivered by a number of shares necessary to satisfy the related applicable tax withholding obligation. Refer to Note 12 for further detail.

Of the 74,871,191 common shares KREF issued, there were 69,338,283 common shares outstanding as of September 30, 2022, which includes 527,378 net shares of common stock issued in connection with vested restricted stock units and is net of 5,532,908 common shares repurchased.

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

During the three months ended September 30, 2022, KREF repurchased 587,890 shares of common stock under the repurchase program at an average price per share of $17.42, for a total of $10.3 million. During the nine months ended September 30, 2022, KREF repurchased 1,632,582 shares of common stock under the repurchase program at an average price per share of $17.33, for a total of $28.3 million. During the nine months ended September 30, 2021, KREF did not repurchase any of its common stock. As of September 30, 2022, KREF had $71.7 million of remaining capacity to repurchase shares under the program.

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

During the three and nine months ended September 30, 2022, KREF issued and sold 271,641 and 340,458 shares of common stock under the ATM, generating net proceeds totaling $5.3 million and $6.7 million, respectively. As of September 30, 2022, $93.2 million remained available for issuance under the ATM.

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

Special Non-Voting Preferred Stock — In connection with KREF's initial investors’ subscription for shares of KREF's common stock in the private placements prior to the initial public offering of KREF's equity on May 5, 2017, those investors were also allocated a class of non-voting limited liability company interest in the Manager ("Non-Voting Manager Units"). In February 2017, KREF issued an investor one share of SNVPS, at $0.01 per share, in lieu of that investor receiving Non-Voting Manager Units to facilitate compliance by the investor with regulatory requirements applicable to it. The corresponding Non-

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in tables in thousands, except per share amounts)
Voting Manager Units were held by a wholly-owned TRS of KREF ("KREF TRS"). All distributions received by KREF TRS from these Non-Voting Manager Units were passed through to the investor as preferred distributions on its SNVPS, less applicable taxes and withholdings. Except for the Non-Voting Manager Units, an indirect subsidiary of KKR ("KKR Member"), owned and controlled the limited liability company interests of the Manager.

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

Dividends — During the nine months ended September 30, 2022 and 2021, KREF's board of directors declared the following dividends on shares of its common stock and special voting preferred stock:

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in tables in thousands, except per share amounts)

			Amount
Declaration Date	Record Date	Payment Date	Per Share	Total
2022
March 15, 2022	March 31, 2022	April 15, 2022	$0.43	$29,211
June 15, 2022	June 30, 2022	July 15, 2022	0.43	29,951
September 13, 2022	September 30, 2022	October 14, 2022	0.43	29,815
				$88,977
2021
March 15, 2021	March 31, 2021	April 15, 2021	$0.43	$23,916
June 15, 2021	June 30, 2021	July 15, 2021	0.43	23,924
September 15, 2021	September 30, 2021	October 15, 2021	0.43	23,924
				$71,764

During the nine months ended September 30, 2022, KREF's board of directors declared the following dividends on shares of its Series A Preferred Stock:

			Amount
Declaration Date	Record Date	Payment Date	Per Share	Total
2022
February 1, 2022	February 28, 2022	March 15, 2022	$0.41	$5,326
April 22, 2022	May 31, 2022	June 15, 2022	$0.41	5,326
July 19, 2022	August 31, 2022	September 15, 2022	$0.41	$5,326
				$15,978
2021
April 23, 2021	May 31, 2021	June 15, 2021	$0.27	$1,838
September 8, 2021	September 17, 2021	September 27, 2021	0.46	3,177
				$5,015

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in tables in thousands, except per share amounts)
Note 12. Stock-based Compensation

KREF is externally managed by the Manager and does not currently have any employees. However, as of September 30, 2022, certain individuals employed by the Manager and affiliates of the Manager and certain members of KREF's board of directors were compensated, in part, through the issuance of stock-based awards.

As of September 30, 2022, KREF had restricted stock unit (“RSU”) awards outstanding under the KKR Real Estate Finance Trust Inc. 2016 Omnibus Incentive Plan that was adopted on February 12, 2016 and amended and restated on November 17, 2016 (the "Incentive Plan") to certain members of KREF’s board of directors and employees of the Manager or its affiliates, none of whom are KREF employees. RSUs awarded to employees of the Manager or its affiliates, generally vest over three consecutive one-year periods and awards to certain members of KREF's board of directors generally vest over a one-year period, pursuant to the terms of the respective award agreements and the terms of the Incentive Plan.

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

The following table summarizes the activity in KREF’s outstanding RSUs and the weighted-average grant date fair value per RSU:

	Restricted Stock Units	Weighted Average Grant Date Fair Value Per RSU(A)
Unvested as of December 31, 2021	808,330	$19.50
Granted	27,625	19.91
Vested	(15,520)	19.65
Forfeited / cancelled	(28,501)	19.04
Unvested as of September 30, 2022	791,934	$19.53

(A)    The grant-date fair value is based upon the closing price of KREF’s common stock at the date of grant.

KREF expects the unvested RSUs outstanding to vest during the following years:

Year	Restricted Stock Units
2022	375,716
2023	286,439
2024	129,779
Total	791,934

KREF recognizes the compensation cost of RSUs awarded to employees of the Manager, or one or more of its affiliates, on a straight-line basis over the awards’ term at their grant date fair value, consistent with the RSUs awarded to certain members of KREF's board of directors.

During the three and nine months ended September 30, 2022, KREF recognized $2.2 million and $6.3 million, respectively, of stock-based compensation expense included in “General and administrative” expense in the Condensed Consolidated Statements of Income. During the three and nine months ended September 30, 2021, KREF recognized $2.0 million and $6.0 million, respectively, of stock-based compensation expense. As of September 30, 2022, there was $7.9 million of total unrecognized stock-based compensation expense related to unvested share-based compensation arrangements. This cost is expected to be recognized over a weighted average period of 1.0 year.

During the nine months ended September 30, 2022 and 2021, KREF declared $1.0 million and $0.0 million, respectively, of nonforfeitable dividends on unvested RSUs. Such nonforfeitable dividends were deducted from “Retained earnings (Accumulated deficit)” in the Condensed Consolidated Statement of Changes in Equity.

Upon any payment of shares as a result of restricted stock unit vesting, the related tax withholding obligation will generally be satisfied by KREF, reducing the number of shares to be delivered by a number of shares necessary to satisfy the related

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in tables in thousands, except per share amounts)
applicable tax withholding obligation. The amount results in a cash payment related to this tax liability and a corresponding reduction to additional paid-in capital in the Condensed Consolidated Statement of Changes in Equity. No shares were delivered for vested RSUs during the nine months ended September 30, 2022.

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

For the nine months ended September 30, 2022, 6,316,174 potentially issuable shares related to the Convertible Notes were included in the dilutive EPS denominator after the adoption of ASU 2020-06. For the three months ended September 30, 2022, such shares were excluded from the dilutive EPS denominator because the effect was anti-dilutive. For the three and nine months ended September 30, 2021, before the adoption of ASU 2020-06, all potentially issuable shares related to the Convertible Notes were excluded from the calculation of diluted EPS because KREF had the intent and ability to settle the Convertible Notes in cash.

The following table illustrates the computation of basic and diluted EPS for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Basic Earnings
Net Income (Loss)	$(42,754)	$35,671	$17,775	$96,840
Less: Preferred stock dividends and redemption value adjustment	5,326	3,682	15,978	6,403
Less: Participating securities' share in earnings	341	—	1,028	—
Net income (loss) attributable to common stockholders	$(48,421)	$31,989	$769	$90,437

Diluted Earnings
Net income (loss) attributable to common stockholders	$(48,421)	$31,989	$769	$90,437
Add: Interest expense attributable to the Convertible Notes	—	—	—	—
Less: Reallocation of undistributed earnings to participating securities	—	—	—	—
Net income (loss) attributable to common stockholders, diluted	$(48,421)	$31,989	$769	$90,437

Denominator
Basic weighted average common shares outstanding	69,382,730	55,637,480	67,029,140	55,629,810
Dilutive shares under assumed conversion of the Convertible Notes	—	—	—	—
Dilutive restricted stock units(A)	—	373,763	—	253,387
Diluted weighted average common shares outstanding	69,382,730	56,011,243	67,029,140	55,883,197

Net income (loss) attributable to common stockholders, per:
Basic common share	$(0.70)	$0.57	$0.01	$1.63
Diluted common share	$(0.70)	$0.57	$0.01	$1.62

(A)    For the three and nine months ended September 30, 2022, 285,834 and 222,369 weighted average unvested RSUs, respectively, were excluded from the calculation of diluted EPS because the effect was anti-dilutive.

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in tables in thousands, except per share amounts)
Note 14. Commitments and Contingencies

As of September 30, 2022, KREF was subject to the following commitments and contingencies:

Litigation — From time to time, KREF may be involved in various claims and legal actions arising in the ordinary course of business. KREF establishes an accrued liability for legal proceedings only when those matters present loss contingencies that are both probable and reasonably estimable.

As of September 30, 2022, KREF was not involved in any material legal proceedings regarding claims or legal actions against KREF.

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

Capital Commitments — As of September 30, 2022, KREF had future funding commitments of $1,649.1 million related to its investments in commercial real estate loans. These future funding commitments primarily relate to construction projects, capital improvements, tenant improvements and leasing commissions. Generally, funding commitments are subject to certain conditions that must be met, such as customary construction draw certifications, minimum credit metrics or executions of new leases before advances are made to the borrower.

In January 2017, KREF committed $40.0 million to invest in an aggregator vehicle alongside RECOP I. The two-year investment period for RECOP I ended in April 2019. As of September 30, 2022, KREF had a remaining commitment of $4.3 million to RECOP I.

COVID-19 — COVID-19 has adversely impacted global commercial activity and has contributed to significant volatility in financial markets. During 2020, the COVID-19 pandemic created disruption in global supply chains, increased rates of unemployment and adversely impacted many industries, including industries related to the collateral underlying certain of our loans. In response to the pandemic, several countries took drastic measures to limit the spread of the virus by instituting quarantines or lockdowns, imposing travel restrictions and limiting operations of non-essential offices and retail centers. While such restrictions have largely been lifted, governments and businesses may reinstitute restrictions if new strains of COVID-19 emerge, including mandatory business shut-downs, travel restrictions, reduced business operations and social distancing requirements, which could dampen or delay any economic recovery and could materially and adversely affect KREF’s results and financial condition.

In 2021 and 2022, the global economy has, with certain setbacks, begun reopening, and wider distribution of vaccines will likely encourage greater economic activity. While vaccine availability and uptake has increased, the longer-term macro-economic effects of the pandemic continue to impact many industries, including those of certain of KREF’s borrowers. Moreover, the increase in remote working arrangements in response to the pandemic may contribute to a decline in commercial real estate values and reduce demand for commercial real estate compared to pre-pandemic levels, which may adversely impact certain of KREF's borrowers and may persist even as the pandemic continues to subside. In addition, the COVID-19 pandemic continues to disrupt global supply chains, has caused labor shortages and has added broad inflationary pressures, each of which has a potential negative impact on KREF's borrowers’ ability to execute on their business plans and potentially their ability to perform under the terms of their loan obligations.

Macroeconomic Environment — In response to inflationary pressures, the Federal Reserve has begun raising interest rates in 2022 and has indicated that it foresees further interest rate increases throughout the year and into 2023 and 2024. Higher interest rates imposed by the Federal Reserve to address inflation may adversely impact real estate asset values and increase our interest expense, which expense may not be fully offset by any resulting increase in interest income, and may lead to decreased prepayments from KREF's borrowers and an increase in the number of KREF's borrowers who exercise extension options.

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

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in tables in thousands, except per share amounts)

No awards may be granted under the Incentive Plan on and after February 12, 2026. The Incentive Plan will continue to apply to awards granted prior to such date. During the three and nine months ended September 30, 2022, KREF granted zero and 27,625 RSUs to KREF's directors, respectively. During the three and nine months ended September 30, 2021, KREF granted zero and 15,520 RSUs to KREF's directors, respectively. During the year ended December 31, 2021, KREF granted 415,520 RSUs to KREF's directors and employees of the Manager. As of September 30, 2022, 2,709,075 shares of common stock remained available for awards under the Incentive Plan.

Due to Affiliates — The following table contains the amounts presented in KREF's Condensed Consolidated Balance Sheets that it owes to affiliates:

	September 30, 2022	December 31, 2021
Management fees	$6,589	$5,289
Expense reimbursements and other(A)	2,682	663
	$9,271	$5,952

(A)    Includes $2.7 million and $0.6 million of accrued KCM fees as of September 30, 2022 and December 31, 2021, respectively.

Affiliates Expenses — The following table contains the amounts included in KREF's Condensed Consolidated Statements of Income that arose from transactions with the Manager:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Management fees	$6,589	$4,964	$19,102	$14,089
Incentive compensation	—	2,215	—	6,810
Expense reimbursements and other(A)	904	362	3,412	1,161
	$7,493	$7,541	$22,514	$22,060

(A)    KREF presents these amounts in "General and administrative" in its Condensed Consolidated Statements of Income. Affiliate expense reimbursements presented in the table above exclude the out-of-pocket amounts paid by the Manager to parties unaffiliated with the Manager on behalf of KREF, and for which KREF reimburses the Manager in cash. For the three and nine months ended September 30, 2022, these cash reimbursements totaled $0.9 million and $3.5 million, respectively; and for the three and nine months ended September 30, 2021, these cash reimbursements totaled $0.4 million and $2.8 million, respectively.

In connection with the ATM, KCM, in its capacity as one of the sales agents, will receive commissions for the shares of KREF’s common stock it sells. This amount is not to exceed, but may be less than, 2.0% of the gross sales price per share. KREF sold 271,641 and 340,458 shares under the ATM through a third-party broker and did not incur or pay any commissions to KCM during the three and nine months ended September 30, 2022, respectively.

In connection with the HSBC Facility entered into in March 2020, and in consideration for structuring and sourcing this arrangement, KREF is obligated to pay KCM a structuring fee equal to 0.25% of the respective committed loan advances under the agreement. Such fees are capitalized as deferred financing cost and amortized to interest expense over the lesser of the initial term of the loan or the facility. During the nine months ended September 30, 2022 and 2021, KREF did not incur or pay any KCM structuring fees in connection with the facility.

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

In connection with the KREF Lending IX Facility entered into in July 2021, and in consideration for structuring and sourcing this arrangement, KREF is obligated to pay KCM a structuring fee equal to 0.75% of the respective committed loan advances under the agreement. Such fees are capitalized as deferred financing cost and amortized to interest expense over the draw period of the facility. In connection with the upsize of the KREF Lending IX Facility in March and August 2022, and in consideration for its services as the arranger, KREF paid KCM $1.7 million in structuring fees during the nine months ended September 30, 2022 and accrued additional $2.7 million as of September 30, 2022.

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

In connection with the KREF Lending XII Facility entered into in June 2022, and in consideration for structuring and sourcing this arrangement, KREF is obligated to pay KCM a structuring fee equal to 0.35% of the respective loan advances under the agreement. Such fees are capitalized as deferred financing cost and amortized to interest expense over the draw period of the facility. KREF paid $0.6 million in KCM structuring fees in connection with the facility as of September 30, 2022.

In connection with the KREF Lending XIII Facility entered into in August 2022, and in consideration for structuring and sourcing this arrangement, KREF is obligated to pay KCM a structuring fee equal to 0.5% of the facility amount under the agreement. Such fees are capitalized as deferred financing cost and amortized to interest expense over the draw period of the facility. KREF paid $1.3 million in KCM structuring fees in connection with the facility as of September 30, 2022.

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in tables in thousands, except per share amounts)
Note 16. Fair Value of Financial Instruments

The carrying values and fair values of KREF’s financial assets and liabilities recorded at fair value on a recurring basis, as well as other financial instruments not carried at fair value, as of September 30, 2022, were as follows:

				Fair Value
	Principal Balance	Amortized Cost(A)	Carrying Value(B)	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$183,341	$183,341	$183,341	$183,341	$—	$—	$183,341
Commercial real estate loans, held-for-investment, net(C)	7,357,481	7,306,565	7,195,767	—	—	7,253,370	7,253,370
Equity method investments	36,856	36,856	36,856	—	—	36,856	36,856
	$7,577,678	$7,526,762	$7,415,964	$183,341	$—	$7,290,226	$7,473,567
Liabilities
Secured financing agreements, net	$3,488,181	$3,469,126	$3,469,126	$—	$—	$3,469,126	$3,469,126
Collateralized loan obligations, net	1,942,750	1,933,656	1,933,656	—	—	1,852,284	1,852,284
Secured term loan, net	347,375	337,181	337,181	—	346,507	—	346,507
Convertible notes, net	143,750	142,888	142,888	—	143,069	—	143,069
	$5,922,056	$5,882,851	$5,882,851	$—	$489,576	$5,321,410	$5,810,986

(A)    The amortized cost of commercial real estate loans is net of $5.5 million write-off on a mezzanine loan and $45.4 million unamortized origination discounts and deferred fees. The amortized cost of secured financing agreements is net of $19.1 million unamortized debt issuance costs. The amortized cost of collateralized loan obligations is net of $9.1 million unamortized debt issuance costs.
(B)    The carrying value of commercial mortgage loans is net of $110.8 million allowance for credit losses.
(C)    Includes $2,221.0 million of CLO loan participations as of September 30, 2022.

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
(C)    Includes $1,246.0 million of CLO loan participations as of December 31, 2021.

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in tables in thousands, except per share amounts)
The following table contains the Level 3 inputs used to value assets and liabilities on a recurring and nonrecurring basis or where KREF discloses fair value as of September 30, 2022:

	Fair Value	Valuation Methodologies	Unobservable Inputs(A)	Weighted Average(B)	Range
Assets and Liabilities(C)
Commercial real estate loans, held-for-investment(D)	$7,253,370	Discounted cash flow	Discount rate	4.3%	2.9% - 17.2%
	$7,253,370

(A)    An increase (decrease) in the valuation input results in a decrease (increase) in value.
(B)    Represents the average of the input value, weighted by the unpaid principal balance of the financial instrument.
(C)    KREF carries a $36.9 million investment in an aggregator vehicle alongside RECOP I (Note 10) at its pro rata share of the aggregator's net asset value, which management believes approximates fair value.
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

KREF did not report any significant financial assets or liabilities at fair value on a nonrecurring basis as of September 30, 2022 and December 31, 2021.

Assets and Liabilities for Which Fair Value is Only Disclosed

KREF does not carry its secured financing agreements at fair value as management did not elect the fair value option for these liabilities. As of September 30, 2022, the fair value of KREF's financing facilities approximated their respective carrying value.

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

KREF consolidates subsidiaries that incur U.S. federal, state and local income taxes, based on the tax jurisdiction in which each subsidiary operates. During the nine months ended September 30, 2022 and 2021, KREF recorded income tax (benefit) provision of zero and $0.3 million respectively, related to the operations of its taxable REIT subsidiaries and various other state and local taxes. There were no deferred tax assets or liabilities as of September 30, 2022 and December 31, 2021.

As of September 30, 2022, tax years 2017 through 2021 remain subject to examination by taxing authorities.

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in tables in thousands, except per share amounts)
Note 18. Subsequent Events

The following events occurred subsequent to September 30, 2022:

Financing Activities

Loan Financing Facility

In October 2022, KREF entered into a new $125.0 million asset specific financing facility, which provides non-recourse matched-term asset-based financing on a non-mark-to-market basis.

Corporate Activities

Stock Repurchase

In October 2022, KREF repurchased 452,788 shares of its common stock at an average price per share of $16.41 for a total of $7.4 million.

Dividends

In October 2022, KREF paid $29.8 million in dividends on its common stock, or $0.43 per share, with respect to the third quarter of 2022, to stockholders of record on September 30, 2022.

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

Earnings (Loss) Per Share and Dividends Declared

The following table sets forth the calculation of basic and diluted net income (loss) per share and dividends declared per share (amounts in thousands, except share and per share data):

	Three Months Ended,
	September 30, 2022	June 30, 2022
Net income attributable to common stockholders	$(48,421)	$19,394
Weighted-average number of shares of common stock outstanding
Basic	69,382,730	68,549,049
Diluted	69,382,730	68,549,049
Net income per share, basic	$(0.70)	$0.28
Net income per share, diluted	$(0.70)	$0.28
Dividends declared per share	$0.43	$0.43

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

While Distributable Earnings excludes the impact of our unrealized current provision for (reversal of) credit losses, any loan losses are charged off and realized through Distributable Earnings when deemed non-recoverable. Non-recoverability is generally determined (i) upon the resolution of a loan (i.e. when the loan is repaid, fully or partially, or, in the case of foreclosure, when the underlying asset is sold), or (ii) if, in our determination, it is nearly certain that all amounts due under a loan will not be collected.

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

The table below reconciles the weighted average diluted shares under GAAP to the weighted average diluted shares used for Distributable Earnings:

	Three Months Ended,
	September 30, 2022	June 30, 2022
Diluted weighted average common shares outstanding, GAAP	69,382,730	68,549,049
Less: Dilutive shares under assumed conversion of the Convertible Notes (ASU 2020-06)	—	—
Less: Anti-dilutive restricted stock units	—	—
Diluted weighted average common shares outstanding, Distributable Earnings	69,382,730	68,549,049

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

The following table provides a reconciliation of GAAP net income attributable to common stockholders to Distributable Earnings (amounts in thousands, except share and per share data):

	Three Months Ended,
	September 30, 2022	June 30, 2022
Net Income (Loss) Attributable to Common Stockholders	$(48,421)	$19,394
Adjustments
Non-cash equity compensation expense	2,175	2,040
Unrealized (gains) or losses, net(A)	(79)	(190)
Provision for credit losses, net	80,604	11,798
Non-cash convertible notes discount amortization	91	90
Distributable Earnings	$34,370	$33,132
Weighted average number of shares of common stock outstanding
Basic	69,382,730	68,549,049
Adjusted Diluted Shares Outstanding(B)	69,382,730	68,549,049
Distributable Earnings per Diluted Weighted Average Share(C)	$0.50	$0.48

(A)    Includes ($0.1) million and ($0.2) million of unrealized mark-to-market adjustment to our RECOP I's underlying CMBS investments for the three months ended September 30, 2022 and June 30, 2022, respectively.
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

Book Value per Share

We believe that book value per share is helpful to stockholders in evaluating the growth of our company as we have scaled our equity capital base and continue to invest in our target assets. The following table calculates our book value per share of common stock (amounts in thousands, except share and per share data):

	September 30, 2022	December 31, 2021
KKR Real Estate Finance Trust Inc. stockholders' equity	$1,595,257	$1,361,434
Series A preferred stock (liquidation preference of $25.00 per share)	(327,750)	(172,500)
Common stockholders' equity	$1,267,507	$1,188,934
Shares of common stock issued and outstanding at period end	69,338,283	61,370,732
Book value per share of common stock	$18.28	$19.37

Book value as of September 30, 2022 included the impact of an estimated CECL credit loss allowance of $114.9 million, or ($1.66) per common share. See Note 2 — Summary of Significant Accounting Policies, to our condensed consolidated financial statements included in this Form 10-Q for detailed discussion of allowance for credit losses.

Our Portfolio

We have established a $7,726.3 million portfolio of diversified investments, consisting primarily of senior and mezzanine commercial real estate loans as of September 30, 2022.

During the nine months ended September 30, 2022, we collected 100.0% of interest payments due on our loan portfolio. As of September 30, 2022, the average risk rating of our loan portfolio was 3.1, weighted by total loan exposure. As of September 30, 2022, approximately 5% of our loans, based on total loan exposure, was risk-rated 5. As of September 30, 2022, the average loan commitment in our portfolio was $123.8 million and multifamily and industrial loans comprised 56% of our loan portfolio, while hospitality loans comprised 5% of the portfolio.

In addition to our loan portfolio, as of September 30, 2022, as a result of taking title to the collateral of one defaulted senior retail loan, we owned one REO asset with a net carrying value of $79.7 million, comprised of the fair value of the acquired retail property and the capitalized transaction and redevelopment costs, as of September 30, 2022. This property is held for investment and reflected on our condensed consolidated balance sheets.

Since our IPO, we have continued to execute on our primary investment strategy of originating floating-rate transitional senior loans and, as we continue to scale our loan portfolio, we expect that our originations will continue to be heavily weighted toward floating-rate loans. As of September 30, 2022, 100.0% of our loans by total loan exposure earned a floating rate of interest. We expect the majority of our future investment activity to focus on originating floating-rate senior loans that we finance with our repurchase and other financing facilities, with a secondary focus on originating floating-rate loans for which we syndicate a senior position and retain a subordinated interest for our portfolio. As of September 30, 2022, all of our investments were located in the United States.

The following charts illustrate the diversification and composition of our loan portfolio(A), based on type of investment, interest rate, underlying property type, geographic location, vintage and LTV as of September 30, 2022:

The charts above are based on total outstanding principal amount of our commercial real estate loans.

(A)    Excludes: (i) one REO retail asset on a defaulted loan with net carrying value of $79.7 million as of September 30, 2022, (ii) CMBS B-Piece investments held through RECOP I, an equity method investment and (iii) one impaired mezzanine loan with an outstanding principal of $5.5 million that was fully written off.

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
(D)    “Other” property types include: 3% Condo (Residential), 3% Student Housing, and <1% Single Family Rental.
(E)    Excludes (i) risk-rated 5 loans and (ii) one real estate corporate loan to a multifamily operator with an outstanding principal amount of $40.0 million, representing 0.5% of our commercial real estate loans as of September 30, 2022.
(F)    LTV is generally based on the initial loan amount divided by the as-is appraised value as of the date the loan was originated or by the current principal amount as of the date of the most recent as-is appraised value.

The following table details our quarterly loan activity (dollars in thousands):

	Three Months Ended
	September 30, 2022	June 30, 2022	March 31, 2022	December 31, 2021
Loan originations	$457,685	$1,034,191	$843,624	$1,804,897
Loan fundings(A)	$224,724	$1,077,132	$744,192	$1,680,890
Loan repayments/syndications	(387,264)	(444,313)	(282,282)	(679,749)
Net fundings	(162,540)	632,819	461,910	1,001,141
PIK interest	470	479	464	418
Write-off	—	—	—	(32,905)
Transfer to REO	—	—	—	(77,516)
Total activity	$(162,070)	$633,298	$462,374	$891,138
(A)    Includes initial funding of new loans and additional fundings made under existing loans.

The following table details overall statistics for our loan portfolio as of September 30, 2022 (dollars in thousands):

		Total Loan Exposure(A)
	Balance Sheet Portfolio	Total Loan Portfolio	Floating Rate Loans	Fixed Rate Loans
Number of loans	76	75	75	—
Principal balance	$7,357,481	$7,610,841	$7,610,841	$—
Amortized cost	$7,306,565	$7,565,426	$7,565,426	$—
Unfunded loan commitments(B)	$1,649,112	$1,649,112	$1,649,112	$—
Weighted-average cash coupon(C)	6.5%	+3.3%	+3.3%	n.a.
Weighted-average all-in yield(C)	6.8%	+3.6%	+3.6%	n.a.
Weighted-average maximum maturity (years)(D)	3.4	3.4	3.4	n.a.
LTV(E)	67%	67%	67%	n.a.

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
(C)     As of September 30, 2022, 64.1% and 35.9% of floating rate loans by loan exposure were indexed to one-month USD LIBOR and Term SOFR, respectively. In addition to cash coupon, all-in yield includes the amortization of deferred origination fees, loan origination costs and purchase discounts.
(D)     Maximum maturity assumes all extension options are exercised by the borrower; however, our loans may be repaid prior to such date. As of September 30, 2022, based on total loan exposure, 65.6% of our loans were subject to yield maintenance or other prepayment restrictions and 34.4% were open to repayment by the borrower without penalty.
(E)     LTV is generally based on the initial loan amount divided by the as-is appraised value as of the date the loan was originated or by the current principal amount as of the date of the most recent as-is appraised value. Weighted average LTV excludes risk-rated 5 loans and one real estate corporate loan to a multifamily operator with an outstanding principal of $40.0 million as of September 30, 2022.

The table below sets forth additional information relating to our portfolio as of September 30, 2022 (dollars in millions):

	Investment(A)	Location	Property Type	Investment Date	Total Whole Loan(B)	Committed Principal Amount(B)	Current Principal Amount	Net Equity(C)	Coupon(D)(E)		Max Remaining Term (Years)(D)(F)	Loan Per SF / Unit / Key(G)	LTV(D)(H)	Risk Rating
	Senior Loans(J)
1	Senior Loan	Arlington, VA	Multifamily	9/30/2021	$381.0	$381.0	$355.0	$72.4	+	3.2%	4.0	$ 319,793 / unit	69%	3
2	Senior Loan	Boston, MA	Life Science	8/3/2022	312.5	312.5	44.9	3.7	+	4.2	4.9	$ 649 / SF	56	3
3	Senior Loan	Bellevue, WA	Office	9/13/2021	520.8	260.4	93.0	28.3	+	3.6	4.5	$ 855 / SF	63	3
4	Senior Loan	Los Angeles, CA	Multifamily	2/19/2021	260.0	260.0	250.0	38.3	+	3.6	3.4	$ 466,400 / unit	68	3
5	Senior Loan	Various	Industrial	4/28/2022	504.5	252.3	252.3	49.0	+	2.7	4.6	$ 98 / SF	64	3
6	Senior Loan	Mountain View, CA	Office	7/14/2021	362.8	250.0	192.2	48.0	+	3.3	3.9	$ 626 / SF	73	4
7	Senior Loan	Bronx, NY	Industrial	8/27/2021	381.2	228.7	137.5	36.0	+	4.1	3.9	$ 277 / SF	52	3
8	Senior Loan	Various	Multifamily	5/31/2019	216.5	216.5	216.5	39.2	+	4.0	1.7	$ 202,336 / unit	74	3
9	Senior Loan(K)	Various	Industrial	6/30/2021	425.0	212.5	47.0	45.4	+	5.5	3.8	$ 163 / SF	67	3
10	Senior Loan	New York, NY	Condo (Residential)	12/20/2018	211.2	211.2	200.1	60.9	+	3.6	1.3	$ 1,388 / SF	69	3
11	Senior Loan	Minneapolis, MN	Office	11/13/2017	194.4	194.4	194.4	33.2	+	3.8	0.2	$ 179 / SF	n.a.	5
12	Senior Loan	Various	Industrial	6/15/2022	375.5	187.8	137.5	30.4	+	2.9	4.8	$ 99 / SF	50	3
13	Senior Loan	Washington, D.C.	Office	11/9/2021	187.7	187.7	154.8	41.3	+	3.3	4.2	$ 434 / SF	55	3
14	Senior Loan	Boston, MA	Office	2/4/2021	375.0	187.5	187.5	37.4	+	3.3	3.4	$ 506 / SF	71	3
15	Senior Loan	The Woodlands, TX	Hospitality	9/15/2021	183.3	183.3	170.9	30.4	+	4.2	4.0	$ 187,957 / key	64	3
16	Senior Loan	Philadelphia, PA	Office	4/11/2019	182.6	182.6	157.3	25.4	+	2.6	1.6	$ 220 / SF	n.a.	5
17	Senior Loan	Washington, D.C.	Office	12/20/2019	175.5	175.5	144.2	37.6	+	3.4	2.3	$ 706 / SF	58	4
18	Senior Loan	West Palm Beach, FL	Multifamily	12/29/2021	171.5	171.5	169.8	25.7	+	2.7	4.3	$ 209,072 / unit	73	3
19	Senior Loan	Boston, MA	Life Science	4/27/2021	332.3	166.2	135.9	25.3	+	3.6	3.6	$ 564 / SF	66	3
20	Senior Loan	Philadelphia, PA	Office	6/19/2018	161.0	161.0	161.0	160.2	+	3.5	0.8	$ 165 / SF	71	4
21	Senior Loan	Oakland, CA	Office	10/23/2020	509.9	159.7	129.1	20.3	+	4.3	3.1	$ 397 / SF	65	3
22	Senior Loan	Plano, TX	Office	2/6/2020	153.7	153.7	145.3	22.3	+	2.7	2.4	$ 201 / SF	63	3
23	Senior Loan	Chicago, IL	Office	7/15/2019	150.0	150.0	117.6	20.3	+	3.3	1.9	$ 113 / SF	57	3
24	Senior Loan	Redwood City, CA	Life Science	9/30/2022	580.7	145.2	—	(1.5)	+	4.5	5.0	$ 1,206 / SF	53	3
25	Senior Loan	Seattle, WA	Life Science	10/1/2021	188.0	140.3	103.8	25.2	+	3.1	4.0	$ 662 / SF	69	3
26	Senior Loan	Dallas, TX	Office	12/10/2021	138.0	138.0	135.8	25.2	+	3.7	4.2	$ 432 / SF	68	3
27	Senior Loan	Boston, MA	Multifamily	3/29/2019	137.0	137.0	137.0	30.8	+	2.7	1.5	$ 351,282 / unit	59	3
28	Senior Loan	Arlington, VA	Multifamily	1/20/2022	135.3	135.3	130.9	31.7	+	2.9	4.4	$ 436,300 / unit	65	3
29	Senior Loan	Fontana, CA	Industrial	5/11/2021	132.0	132.0	72.6	43.5	+	4.7	3.7	$ 113 / SF	64	3
30	Senior Loan	Fort Lauderdale, FL	Hospitality	11/9/2018	130.0	130.0	130.0	24.3	+	3.4	1.2	$ 375,723 / key	66	3
31	Senior Loan	San Carlos, CA	Life Science	2/1/2022	195.9	125.0	84.9	24.0	+	3.6	4.4	$ 580 / SF	68	3
32	Senior Loan	Irving, TX	Multifamily	4/22/2021	117.6	117.6	112.2	17.3	+	3.3	3.6	$ 123,586 / unit	70	3
33	Senior Loan	Cambridge, MA	Life Science	12/22/2021	401.3	115.7	61.5	16.7	+	3.9	4.3	$ 1,072 / SF	51	3
34	Senior Loan	Pittsburgh, PA	Student Housing	6/8/2021	112.5	112.5	112.5	17.0	+	2.9	3.7	$ 155,602 / unit	74	3
35	Senior Loan	Las Vegas, NV	Multifamily	12/28/2021	106.3	106.3	102.0	19.8	+	2.7	4.3	$ 193,182 / unit	61	3
36	Senior Loan	Doral, FL	Multifamily	12/10/2021	212.0	106.0	106.0	21.0	+	2.8	4.2	$ 335,975 / unit	77	3
37	Senior Loan	San Diego, CA	Multifamily	10/20/2021	103.5	103.5	103.5	18.5	+	2.8	4.1	$ 448,052 / unit	71	3

	Investment(A)	Location	Property Type	Investment Date	Total Whole Loan(B)	Committed Principal Amount(B)	Current Principal Amount	Net Equity(C)	Coupon(D)(E)		Max Remaining Term (Years)(D)(F)	Loan Per SF / Unit / Key(G)	LTV(D)(H)	Risk Rating
38	Senior Loan	Orlando, FL	Multifamily	12/14/2021	102.4	102.4	88.9	21.5	+	3.0	4.3	$ 234,565 / unit	74	3
39	Senior Loan	West Hollywood, CA	Multifamily	1/26/2022	102.0	102.0	102.0	15.3	+	3.0	4.4	$ 2,756,757 / unit	65	3
40	Senior Loan	Boston, MA	Industrial	6/28/2022	285.5	100.0	98.5	97.7	+	3.0	4.8	$ 197 / SF	52	3
41	Senior Loan	Washington, D.C.	Office	1/13/2022	228.5	100.0	58.5	10.0	+	3.2	5.4	$ 214 / SF	55	3
42	Senior Loan	Phoenix, AZ	Industrial	1/13/2022	195.3	100.0	33.3	22.1	+	4.0	4.4	$ 57 / SF	57	3
43	Senior Loan	Brisbane, CA	Life Science	7/22/2021	95.0	95.0	90.8	22.3	+	3.1	3.9	$ 784 / SF	71	3
44	Senior Loan	State College, PA	Student Housing	10/15/2019	93.4	93.4	91.5	23.5	+	2.7	2.1	$ 76,614 / SF	64	2
45	Senior Loan	Brandon, FL	Multifamily	1/13/2022	90.3	90.3	63.9	10.6	+	3.1	4.4	$ 194,363 / unit	75	3
46	Senior Loan	Dallas, TX	Multifamily	12/23/2021	90.0	90.0	77.5	15.0	+	2.8	4.3	$ 238,488 / unit	67	3
47	Senior Loan	Miami, FL	Multifamily	10/14/2021	89.5	89.5	89.5	17.2	+	2.9	4.1	$ 304,422 / unit	76	3
48	Senior Loan	Dallas, TX	Office	1/22/2021	87.0	87.0	87.0	21.2	+	3.3	3.4	$ 288 / SF	65	3
49	Senior Loan	Charlotte, NC	Multifamily	12/14/2021	86.8	86.8	76.0	10.9	+	3.0	4.3	$ 206,522 / unit	74	3
50	Senior Loan	San Antonio, TX	Multifamily	6/1/2022	246.5	86.3	80.3	79.9	+	2.8	4.7	$ 88,134 / unit	68	3
51	Senior Loan	Scottsdale, AZ	Multifamily	5/9/2022	169.0	84.5	84.5	12.8	+	2.9	4.7	$ 457,995 / unit	64	3
52	Senior Loan	Raleigh, NC	Multifamily	4/27/2022	82.9	82.9	77.3	15.5	+	3.0	4.6	$ 241,488 / unit	68	3
53	Senior Loan	Hollywood, FL	Multifamily	12/20/2021	81.0	81.0	81.0	14.8	+	3.0	4.3	$ 327,935 / unit	74	3
54	Senior Loan	Seattle, WA	Office	3/20/2018	80.7	80.7	80.7	13.2	+	4.1	0.5	$ 468 / SF	56	3
55	Senior Loan	Phoenix, AZ	Single Family Rental	4/22/2021	72.1	72.1	32.6	15.4	+	4.8	3.6	$ 157,092 / unit	50	3
56	Senior Loan	Arlington, VA	Multifamily	10/23/2020	141.8	70.9	70.9	11.7	+	3.8	3.0	$ 393,858 / unit	73	3
57	Senior Loan	Denver, CO	Multifamily	9/14/2021	70.3	70.3	69.6	11.4	+	2.7	4.0	$ 287,596 / unit	78	3
58	Senior Loan	Washington, D.C.	Multifamily	12/4/2020	69.0	69.0	66.4	10.6	+	3.5	3.2	$ 265,617 / unit	63	3
59	Senior Loan	Dallas, TX	Multifamily	8/18/2021	68.2	68.2	68.2	9.9	+	3.9	3.9	$ 189,444 / unit	70	3
60	Senior Loan	Manassas Park, VA	Multifamily	2/25/2022	68.0	68.0	68.0	13.2	+	2.7	4.4	$ 223,684 / unit	73	3
61	Senior Loan	Plano, TX	Multifamily	3/31/2022	67.8	67.8	65.0	17.9	+	2.8	4.5	$ 244,451 / unit	75	3
62	Senior Loan	Nashville, TN	Hospitality	12/9/2021	66.0	66.0	64.7	10.3	+	3.6	4.3	$ 281,237 / key	68	3
63	Senior Loan	Atlanta, GA	Multifamily	12/10/2021	61.5	61.5	57.3	15.3	+	3.0	4.3	$ 189,893 / unit	67	3
64	Senior Loan	Durham, NC	Multifamily	12/15/2021	60.0	60.0	52.2	10.4	+	3.0	4.3	$ 151,263 / unit	67	3
65	Senior Loan	San Antonio, TX	Multifamily	4/20/2022	57.6	57.6	55.8	10.6	+	2.7	4.6	$ 163,277 / unit	79	3
66	Senior Loan	Sharon, MA	Multifamily	12/1/2021	56.9	56.9	56.9	8.3	+	2.8	4.2	$ 296,484 / unit	70	3
67	Senior Loan	Queens, NY	Industrial	2/22/2022	55.3	55.3	52.4	13.3	+	4.0	1.4	$ 85 / SF	68	3
68	Senior Loan	Reno, NV	Industrial	4/28/2022	140.4	50.5	50.5	11.1	+	2.7	4.6	$ 117 / SF	74	3
69	Senior Loan	Carrollton, TX	Multifamily	4/1/2022	48.5	48.5	44.9	13.0	+	2.9	4.5	$ 140,288 / unit	74	3
70	Senior Loan	Dallas, TX	Multifamily	4/1/2022	43.9	43.9	39.5	10.4	+	2.9	4.5	$ 110,895 / unit	73	3
71	Senior Loan	Georgetown, TX	Multifamily	12/16/2021	41.8	41.8	41.8	10.1	+	3.4	4.3	$ 199,048 / unit	68	3
72	Senior Loan	San Diego, CA	Multifamily	4/29/2022	203.0	40.0	38.9	6.5	+	2.6	4.6	$ 446,056 / unit	63	3
73	Senior Loan(L)	New York, NY	Condo (Residential)	8/4/2017	20.1	20.1	20.1	20.1	+	4.2	0.6	$ 942 / SF	73	3
74	Senior Loan	Denver, CO	Industrial	12/11/2020	15.4	15.4	7.3	3.1	+	3.8	3.3	$ 47 / SF	61	3
	Total/Weighted Average Senior Loans Unlevered				$13,051.6	$9,245.8	$7,570.9	$1,900.8	+	3.3%	3.4		67%	3.1

	Investment(A)	Location	Property Type	Investment Date	Total Whole Loan(B)	Committed Principal Amount(B)	Current Principal Amount	Net Equity(C)	Coupon(D)(E)		Max Remaining Term (Years)(D)(F)	Loan Per SF / Unit / Key(G)	LTV(D)(H)	Risk Rating
	Non-Senior Loans
1	Corporate	n.a.	Multifamily	12/11/2020	100.0	40.0	40.0	39.6	+	12.0	3.2	n.a.	n.a.	3
	Total/Weighted Average Non-Senior Loans Unlevered				$100.0	$40.0	$40.0	$39.6	+	12.0%	3.2		n.a.	3.0
	CMBS B-Pieces
1	RECOP I(I)	Various	Various	2/13/2017	n.a.	40.0	35.7	35.7		4.8	6.7	n.a.	58	n.a.
	Total/Weighted Average CMBS B-Pieces Unlevered					$40.0	$35.7	$35.7		4.8%	6.7		58%
	Real Estate Owned
1	Real Estate Asset	Portland, OR	Retail	12/16/2021	n.a.	n.a.	79.7	79.7		n.a.	n.a.	n.a.	n.a.	n.a.
	Total/Weighted Average Real Estate Owned						$79.7	$79.7
	Grand Total / Weighted Average					$9,325.8	$7,726.3	$2,055.8		6.5%	3.5		67%	3.1
*    Numbers presented may not foot due to rounding.
(A)    Our total portfolio represents the current principal amount on senior, mezzanine and corporate loans, net equity in RECOP I, which holds CMBS B-Piece investments, and net carrying value of our sole REO investment. Excludes one impaired mezzanine loan with an outstanding principal of $5.5 million that was fully written off.
For Senior Loan 14, the total whole loan is $375.0 million, co-originated and co-funded by us and a KKR affiliate. Our interest was 50% of the loan or $187.5 million, of which $150.0 million in senior notes were syndicated to a third party. Post syndication, we retained a mezzanine loan with a commitment of $37.5 million, fully funded as of September 30, 2022, at an interest rate of L+7.9%.
For Senior Loan 21, the total whole loan is $509.9 million, co-originated and co-funded by us and a KKR affiliate. Our interest was 31% of the loan or $159.7 million, of which $134.7 million in senior notes were syndicated to third party lenders. Post syndication, we retained a mezzanine loan with a commitment of $25.0 million, of which $20.2 million was funded as of September 30, 2022, at an interest rate of L+12.9%.
(B)    Total Whole Loan represents total commitment of the entire whole loan originated. Committed Principal Amount includes participations by KKR affiliated entities and third parties that are syndicated/sold.
(C)    Net equity reflects (i) the amortized cost basis of our loans, net of borrowings; and (ii) the cost basis of our investments in RECOP I and REO.
(D)    Weighted average is weighted by the current principal amount for our senior, mezzanine and corporate loans and by net equity for our RECOP I CMBS B-Pieces. Non-Senior Loan 1 and risk-rated 5 loans are excluded from the weighted average LTV.
(E)    Coupon expressed as spread over the relevant floating benchmark rates, which include one-month LIBOR and Term SOFR, as applicable to each loan. As of September 30, 2022, 64.1% and 35.9% of floating rate loans by principal amount were indexed to one-month LIBOR and Term SOFR, respectively.
(F)    Max remaining term (years) assumes all extension options are exercised, if applicable.
(G)    Loan Per SF / Unit / Key is based on the current principal amount divided by the current SF / Unit / Key. For Senior Loans 2, 3, 7, 9, 24, 29, 33, 42, 55, and 74, Loan Per SF / Unit / Key is calculated as the total commitment amount of the loan divided by the proposed SF / Unit / Key.
(H)    For senior loans, LTV is generally based on the initial loan amount divided by the as-is appraised value as of the date the loan was originated or by the current principal amount as of the date of the most recent as-is appraised value; for mezzanine loans, LTV is based on the current balance of the whole loan divided by the as-is appraised value as of the date the loan was originated; for RECOP I CMBS B-Pieces, LTV is based on the weighted average LTV of the underlying loan pool at issuance. Weighted Average LTV excludes one fully funded corporate loan to a multifamily operator with an outstanding principal amount of $40.0 million.
For Senior Loans 10 and 73, LTV is based on the current principal amount divided by the adjusted appraised gross sellout value net of sales cost.
For Senior Loans 2, 3, 7, 9, 24, 29, 33, 42, 55 and 74, LTV is calculated as the total commitment amount of the loan divided by the as-stabilized value as of the date the loan was originated.
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
(K)    For Senior Loan 9, the total whole loan facility is $425.0 million, co-originated and co-funded by us and a KKR affiliate. Our interest was 50% of the facility or $212.5 million. The facility is comprised of individual cross-collateralized whole loans. As of September 30, 2022, there were eight underlying senior loans in the facility with a commitment of $98.4 million and outstanding principal of $47.0 million.
(L)    For Senior Loan 73, Loan per SF of $942 is based on the allocated loan amount of the residential units. Excluding the value of the retail and parking components of the collateral, the Loan per SF is $2,061 based on allocating the full amount of the loan to only the residential units.

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

3—Medium Risk

4—High Risk/Potential for Loss: A loan that has a risk of realizing a principal loss.

5—Impaired/Loss Likely: A loan that has a very high risk of realizing a principal loss or has otherwise incurred a principal loss.

As of September 30, 2022, the average risk rating of our loan portfolio was 3.1, weighted by total loan exposure, as compared to 2.9 as of December 31, 2021.

September 30, 2022					December 31, 2021
Risk Rating	Number of Loans	Carrying Value	Total Loan Exposure(A)	Total Loan Exposure %	Number of Loans	Carrying Value	Total Loan Exposure(A)	Total Loan Exposure %
1	—	$—	$—	—%	1	$243,549	$243,552	3.6%
2	1	91,287	91,476	1.2	3	410,293	411,424	6.2
3	69	6,367,631	6,670,183	87.6	54	5,268,590	5,627,927	84.3
4	3	496,219	497,466	6.6	4	394,301	394,336	5.9
5	3	351,428	351,716	4.6	1	—	—	—
Total loan receivable	76	$7,306,565	$7,610,841	100.0%	63	$6,316,733	$6,677,239	100.0%
Allowance for credit losses		(110,798)				(22,244)
Loan receivable, net		$7,195,767				$6,294,489

(A)    In certain instances, we finance our loans through the non-recourse sale of a senior interest that is not included in our condensed consolidated financial statements under GAAP. Total loan exposure includes the entire loan we originated and financed, including $258.9 million and $318.6 million of such non-consolidated senior interests as of September 30, 2022 and December 31, 2021, respectively.

As of September 30, 2022, we had one risk-rated 4 senior loan secured by office properties located in Philadelphia, PA that was past its current maturity date of September 2022. The maximum maturity date of this senior loan, assuming all extension options are exercised, is July 2023. The loan had an amortized cost of $161.8 million and was not pledged to any secured financing facility as of September 30, 2022. The borrower paid its October monthly interest payment subsequent to quarter end.

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

Our Non-Mark-to-Market Financing Sources, which accounted for 76% of our total secured financing (excluding our corporate revolver) as of September 30, 2022, are not subject to credit or capital markets mark-to-market provisions. The remaining 24% of our secured borrowings, which is primarily comprised of three master repurchase agreements, are only subject to credit marks.

We continue to expand and diversify our financing sources, especially those sources that provide non-mark-to-market financing, reducing our exposure to market volatility.

The following table summarizes our portfolio financing (dollars in thousands):

		Portfolio Financing Outstanding Principal Balance
	Non-/Mark-to-Market	September 30, 2022	December 31, 2021
Master repurchase agreements	Mark-to-Credit	$1,423,355	$1,554,808
Collateralized loan obligations	Non-Mark-to-Market	1,942,750	1,095,250
Term lending agreements	Non-Mark-to-Market	1,342,628	1,117,627
Term loan financing	Non-Mark-to-Market	584,033	870,458
Secured term loan	Non-Mark-to-Market	347,375	350,000
Asset specific financing	Non-Mark-to-Market	138,165	60,000
Warehouse facility	Non-Mark-to-Market	—	—
Non-consolidated senior interests	Non-Mark-to-Market	258,861	318,634
Total portfolio financing		$6,037,167	$5,366,777

Financing Agreements

The following table details our financing agreements (dollars in thousands):

	September 30, 2022
	Maximum	Collateral	Borrowings
	Facility Size(A)	Assets(B)	Potential(C)	Outstanding	Available
Master Repurchase Agreements
Wells Fargo	$1,000,000	$978,669	$734,002	$715,981	$18,021
Morgan Stanley	600,000	790,539	590,520	583,716	6,804
Goldman Sachs	240,000	287,517	206,214	123,658	82,556
Term Loan Facility	1,000,000	719,961	584,033	584,033	—
Term Lending Agreements
KREF Lending V	567,115	686,622	540,406	539,050	1,356
KREF Lending IX	1,000,000	813,181	654,000	642,438	11,562
KREF Lending XII	350,000	217,395	163,698	161,140	2,558
Warehouse Facility
HSBC	500,000	—	—	—	—
Asset Specific Financing
BMO Facility	300,000	—	—	—	—
KREF Lending XI	100,000	125,000	100,000	100,000	—
KREF Lending XIII	265,625	44,900	38,165	38,165	—
Revolver	610,000	—	610,000	—	610,000
	$6,532,740	$4,663,784	$4,221,038	$3,488,181	$732,857

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

Each of our existing master repurchase facilities includes "credit mark-to-market" features. "Credit mark-to-market" provisions in repurchase facilities are designed to keep the lenders' credit exposure generally constant as a percentage of the underlying collateral value of the assets pledged as security to them. If the credit underlying collateral value decreases, the gross amount of leverage available to us will be reduced as our assets are marked-to-market, which would reduce our liquidity. The lender under the applicable repurchase facility sets the valuation and any revaluation of the collateral assets in its sole, good faith discretion. As a contractual matter, the lender has the right to reset the value of the assets at any time based on then-current market conditions, but the market convention is to reassess valuations on a monthly, quarterly and annual basis using the financial information delivered pursuant to the facility documentation regarding the real property, borrower and guarantor under such underlying loans. Generally, if the lender determines (subject to certain conditions) that the market value of the collateral in a repurchase transaction has decreased by more than a defined minimum amount, the lender may require us to provide additional collateral or lead to margin calls that may require us to repay all or a portion of the funds advanced. We closely monitor our liquidity and intend to maintain sufficient liquidity on our balance sheet in order to meet any margin calls in the event of any significant decreases in asset values. As of September 30, 2022 and December 31, 2021, the weighted average haircut under our repurchase agreements was 30.8% and 30.3%, respectively (or 25.5% and 25.9%, respectively, if we had borrowed the maximum amount approved by its repurchase agreement counterparties as of such dates). In addition, our existing master repurchase facilities are not entirely term-matched financings and may mature before our CRE debt investments that represent underlying collateral to those financings. As we negotiate renewals and extensions of these liabilities, we may experience lower advance rates and higher pricing under the renewed or extended agreements.

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

The following table summarizes our borrowings under the Term Loan Facility (dollars in thousands):

	September 30, 2022
Term Loan Facility	Count	Outstanding Principal	Amortized Cost	Carrying Value	Wtd. Avg. Yield/Cost(A)	Guarantee(B)	Wtd. Avg. Term(C)
Collateral assets	10	$719,961	$716,517	$688,843	+ 3.4%	n.a.	February 2026
Financing provided	n.a.	584,033	583,681	583,681	+ 1.8%	n.a.	February 2026
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

Term Lending Agreements

In June 2019, we entered into a Master Repurchase and Securities Contract Agreement ("KREF Lending V Facility") with Morgan Stanley Mortgage Capital Holdings LLC ("Administrative Agent"), as administrative agent on behalf of Morgan Stanley Bank, N.A. ("Initial Buyer"), which provides non-mark-to-market financing. In June 2022, the current stated maturity was extended to June 2023, subject to three additional one-year extension options, which may be exercised by us upon the satisfaction of certain customary conditions and thresholds. The Initial Buyer subsequently syndicated a portion of the facility to multiple financial institutions. As of September 30, 2022, the Initial Buyer held 23.8% of the total commitment under the facility. Borrowings under the facility are collateralized by certain loans, held for investment, and bear interest equal to one-month LIBOR, plus a 1.9% margin.

In July 2021, we entered into a $500.0 million Master Repurchase and Securities Contract Agreement with a financial institution (“KREF Lending IX Facility”). In March 2022, we increased the borrowing capacity to $750.0 million. In August 2022, we further increased the borrowing capacity to $1,000.0 million. The facility, which provides financing on a non-mark-to-market basis with partial recourse to us, has a three-year draw period and match- term to the underlying loans.

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

In August 2022, we entered into a $265.6 million loan financing facility with a financial institution ("KREF Lending XIII Facility"). The facility provides non-recourse match-term asset-based financing on a non-mark-to-market basis.

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

The following table outlines the CLO collateral assets and respective borrowing (dollars in thousands):

	September 30, 2022
	Count	Outstanding Principal	Amortized Cost	Carrying Value	Wtd. Avg. Yield/Cost(A)	Wtd. Avg. Term(B)
KREF 2021-FL2
Collateral assets(C)(D)	19	$1,300,000	$1,300,000	$1,281,618	+ 3.3%	January 2026
Financing provided	1	1,095,250	1,091,258	1,091,258	L + 1.7%	February 2039
KREF 2022-FL3
Collateral assets(C)	15	1,000,000	1,000,000	995,326	+ 3.0%	September 2026
Financing provided	1	847,500	842,398	842,398	S + 2.1%	February 2039

(A)Expressed as a spread over the relevant benchmark rates, which include one-month LIBOR and Term SOFR, as applicable to each loan. As of September 30, 2022, 83.9% and 16.1% of the CLO collateral loan assets by principal balance earned a floating rate of interest indexed to one-month LIBOR and Term SOFR, respectively. In addition to cash coupon, yield/cost includes the amortization of deferred origination/financing costs.
(B)Loan term represents weighted-average final maturity, assuming all extension options are exercised by the borrower, weighted by outstanding principal. Repayments of CLO notes are dependent on timing of underlying collateral loan asset repayments post reinvestment period. The term of the CLO notes represents the rated final distribution date.
(C)Collateral loan assets represent 30.2% of the principal of our commercial real estate loans as of September 30, 2022. As of September 30, 2022, 100% of our loans financed through the CLOs are floating rate loans.
(D)Including $79.0 million cash held in the CLOs as of September 30, 2022.

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

The following table details the subordinate interests retained on our balance sheet and the related non-consolidated senior interests (dollars in thousands):

	September 30, 2022
Non-Consolidated Senior Interests	Count	Principal Balance	Carrying Value	Wtd. Avg. Yield/Cost	Guarantee	Wtd. Avg. Term
Total loan	2	$316,566	n.a.	L + 3.7%	n.a.	December 2025
Senior participation	2	258,861	n.a.	L + 2.4%	n.a.	December 2025
Interests retained		57,706		L + 9.6%		January 2026

Secured Term Loan

In September 2020, we entered into a $300.0 million secured term loan at a price of 97.5%. The secured term loan is partially amortizing, with an amount equal to 1.0% per annum of the principal balance due in quarterly installments. In November 2021, we completed a repricing of a $297.8 million existing secured term loan and a $52.2 million add-on, for an aggregate principal amount of $350.0 million, which was issued at par. The new secured term loan bears interest at LIBOR plus a 3.50% margin, and is subject to a 0.50% LIBOR floor.

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

Borrowing Activities

The following tables provide additional information regarding our borrowings (dollars in thousands):

		Nine Months Ended September 30, 2022
	Outstanding Principal as of September 30, 2022	Average Daily Amount Outstanding(A)	Maximum Amount Outstanding	Weighted Average Daily Interest Rate
Master Repurchase Agreements
Wells Fargo	$715,981	$716,227	$980,593	2.4%
Morgan Stanley	583,716	514,787	583,716	3.0
Goldman Sachs	123,658	127,517	192,305	3.2
Term Loan Facility	584,033	775,801	918,959	2.6
Term Lending Agreements
KREF Lending V	539,050	587,020	617,627	2.9
KREF Lending IX	642,438	510,983	642,438	2.9
KREF Lending XII	161,140	154,736	161,140	3.5
Asset Specific Financing
BMO Facility	—	2,637	60,000	1.8
KREF Lending XI	100,000	97,328	100,000	4.3
KREF Lending XIII	38,165	38,165	38,165	5.5
Revolver	—	55,458	395,000	2.7
Total/Weighted Average	$3,488,181			2.9%

(A)     Represents the average for the period the facility was outstanding.

	Average Daily Amount Outstanding(A)
	Three Months Ended
	September 30, 2022	June 30, 2022
Master Repurchase Agreements
Wells Fargo	$702,403	$671,211
Morgan Stanley	571,198	500,877
Goldman Sachs	123,658	105,799
Term Loan Facility	616,291	812,104
Term Lending Facility
KREF Lending V	553,304	598,508
KREF Lending IX	642,438	492,795
KREF Lending XII	161,140	81,085
Asset Specific Financing
BMO Facility	—	—
KREF Lending XI	98,058	96,278
KREF Lending XIII	38,165	—
Revolver	—	147,253

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
•a minimum consolidated tangible net worth covenant (75.0% of the aggregate net cash proceeds of any equity issuances made and any capital contributions received by us and KKR Real Estate Finance Holdings L.P. (our "Operating Partnership") or up to approximately $1,353.4 million, depending on the agreement;
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

As of September 30, 2022, we were in compliance with the covenants of our financing facilities.

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

Concurrently with taking the title of our sole REO asset, we contributed the majority of the REO's net assets to a joint venture with a third party local development operator (“JV Partner”), whereby we have a 90% interest in the joint venture and the JV Partner has a 10% interest. As of September 30, 2022, the joint venture held REO assets with a net carrying value of $69.8 million. We have priority of distributions up to $70.5 million before the JV Partner can participate in the economics of the joint venture.

Results of Operations

Three Months Ended September 30, 2022 Compared to Three Months Ended June 30, 2022

The following table summarizes the changes in our results of operations for the three months ended September 30, 2022 and June 30, 2022 (dollars in thousands, except per share data):

	Three Months Ended,		Increase (Decrease)
	September 30, 2022	June 30, 2022	Dollars	Percentage
Net Interest Income
Interest income	$114,627	$90,603	$24,024	26.5%
Interest expense	67,311	44,733	22,578	50.5
Total net interest income	47,316	45,870	1,446	3.2
Other Income
Revenue from real estate owned operations	2,092	1,833	259	14.1
Income (loss) from equity method investments	914	1,035	(121)	(11.7)
Other income	840	1,237	(397)	(32.1)
Total other income (loss)	3,846	4,105	(259)	(6.3)
Operating Expenses
General and administrative	4,286	4,308	(22)	(0.5)
Provision for (reversal of ) credit losses, net	80,604	11,798	68,806	583.2
Management fee to affiliate	6,589	6,506	83	1.3
Expenses from real estate owned operations	2,598	2,368	230	9.7
Total operating expenses	94,077	24,980	69,097	276.6
Income (Loss) Before Income Taxes, Noncontrolling Interests, Preferred Dividends and Participating Securities' Share in Earnings	(42,915)	24,995	(67,910)	(271.7)
Income tax expense	—	—	—	—
Net Income (Loss)	(42,915)	24,995	(67,910)	(271.7)
Noncontrolling interests in (income) loss of consolidated joint venture	161	66	95	143.9
Net Income (Loss) Attributable to KKR Real Estate Finance Trust Inc. and Subsidiaries	(42,754)	25,061	(67,815)	(270.6)
Preferred stock dividends	5,326	5,326	—	—
Participating securities' share in earnings	341	341	—	—
Net Income (Loss) Attributable to Common Stockholders	$(48,421)	$19,394	$(67,815)	(349.7)%

Net Income (Loss) Per Share of Common Stock
Basic	$(0.70)	$0.28	$(0.98)	(350.0)%
Diluted	$(0.70)	$0.28	$(0.98)	(350.0)%

Weighted Average Number of Shares of Common Stock Outstanding
Basic	69,382,730	68,549,049	833,681	1.2%
Diluted	69,382,730	68,549,049	833,681	1.2%

Dividends Declared per Share of Common Stock	$0.43	$0.43	$—	—%

Net Interest Income

Net interest income increased by $1.4 million during the three months ended September 30, 2022, compared to the three months ended June 30, 2022. This increase was primarily due to an increase in the weighted-average index rates, including LIBOR and Term SOFR. Interest income further increased due to a $101.4 million quarter-over-quarter increase in our weighted average loan principal, as a result of continuing capital deployment from loan repayments. Interest expense increased accordingly due to an increase in market rates and an $87.6 million quarter-over-quarter increase in our weighted average portfolio financing.

In addition, interest income included $1.5 million in prepayment penalty income in connection with loan repayments during the three month ended September 30, 2022, as compared to $4.0 million during the prior quarter. We recognized $7.0 million and $5.9 million of deferred loan fees and origination discounts accreted into interest income during the three months ended September 30, 2022 and June 30, 2022, respectively. We recorded $6.5 million of deferred financing costs amortization into interest expense during the three months ended September 30, 2022, as compared to $5.8 million during the prior quarter.

Other Income

Total other income decreased by $0.3 million during the three months ended September 30, 2022, as compared to the prior quarter. This decrease was primarily due to a $0.4 million one-time gain from local tax credit received during the three months ended June 30, 2022. Other income further decreased due to a $0.1 million decrease in unrealized mark-to-market gain on our RECOP I's underlying CMBS investments, which was partially offset by a $0.3 million increase in REO operating revenue.

Operating Expenses

Total operating expenses increased by $69.1 million during the three months ended September 30, 2022, as compared to the prior quarter. This increase was primarily due to (i) a net increase of $68.8 million in the provision for credit losses and (ii) a $0.2 million increase in REO operating expenses.

Nine months ended September 30, 2022 Compared to Nine months ended September 30, 2021

The following table summarizes the changes in our results of operations for the nine months ended September 30, 2022 and 2021 (dollars in thousands, except per share data):

	Nine Months Ended September 30,		Increase (Decrease)
	2022	2021	Dollars	Percentage
Net Interest Income
Interest income	$278,460	$207,235	$71,225	34.4%
Interest expense	144,503	84,173	60,330	71.7
Total net interest income	133,957	123,062	10,895	8.9
Other Income
Revenue from real estate owned operations	6,554	—	6,554	100.0
Income (loss) from equity method investments	3,835	4,508	(673)	(14.9)
Other income	3,992	296	3,696	1,248.6
Total other income (loss)	14,381	4,804	9,577	199.4
Operating Expenses
General and administrative	13,040	10,852	2,188	20.2
Provision for (reversal of ) credit losses, net	91,184	(982)	92,166	9,385.5
Management fee to affiliate	19,102	14,089	5,013	35.6
Incentive compensation to affiliate	—	6,810	(6,810)	(100.0)
Expenses from real estate owned operations	7,520	—	7,520	100.0
Total operating expenses	130,846	30,769	100,077	325.3
Income (Loss) Before Income Taxes, Noncontrolling Interests, Preferred Dividends, Redemption Value Adjustment and Participating Securities' Share in Earnings	17,492	97,097	(79,605)	(82.0)
Income tax expense	—	257	(257)	(100.0)
Net Income (Loss)	17,492	96,840	(79,348)	(81.9)
Noncontrolling interests in (income) loss of consolidated joint venture	283	—	283	100.0
Net Income (Loss) Attributable to KKR Real Estate Finance Trust Inc. and Subsidiaries	17,775	96,840	(79,065)	(81.6)
Preferred stock dividends and redemption value adjustment	15,978	6,403	9,575	149.5
Participating securities' share in earnings	1,028	—	1,028	100.0
Net Income (Loss) Attributable to Common Stockholders	$769	$90,437	$(89,668)	(99.1)%

Net Income (Loss) Per Share of Common Stock
Basic	$0.01	$1.63	$(1.62)	(99.4)%
Diluted	$0.01	$1.62	$(1.61)	(99.4)%

Weighted Average Number of Shares of Common Stock Outstanding
Basic	67,029,140	55,629,810	11,399,330	20.5%
Diluted	67,029,140	55,883,197	11,145,943	19.9%

Dividends Declared per Share of Common Stock	$1.29	$1.29	$—	—%

Net Interest Income

Net interest income increased by $10.9 million, during the nine months ended September 30, 2022, as compared to the corresponding period in the prior year. This increase was primarily due to an increase in the weighted-average index rates, including LIBOR and Term SOFR. Interest income further increased due to an increase in the weighted average principal of our loan portfolio of $1,798.9 million for the nine months ended September 30, 2022, as compared to the prior year period, as a result of continuing capital deployment from loan repayments and deployment of the proceeds from the preferred and common stock issuances.

The increase in interest expense was primarily due to an increase in market rates and an increase in the weighted average principal balance of our financing facilities of $1,537.0 million for the nine months ended September 30, 2022, as compared to the prior year period. The proceeds from our financing facilities were used to fund our loan originations and funding on previously closed loans.

In addition, we recognized $18.9 million of deferred loan fees and origination discounts accreted into interest income during the nine months ended September 30, 2022, as compared to $20.1 million during the prior year period. We recorded $17.1 million of deferred financing costs amortization into interest expense during the nine months ended September 30, 2022, as compared to $10.5 million during the prior year period.

Other Income

Total other income increased by $9.6 million during the nine months ended September 30, 2022, as compared to the prior year period. This increase was primarily due to a $6.6 million increase in REO operating revenue and $1.3 million of profit sharing income in connection with the repayment of an industrial senior loan. This increase was partially offset by a $0.7 million decrease in unrealized mark-to-market gain from our RECOP I's underlying CMBS investments as compared to the prior year period.

Operating Expenses

Total operating expenses increased by $100.1 million during the nine months ended September 30, 2022, as compared to the prior year period. This increase was primarily due to a (i) net increase of $92.2 million in the provision for credit losses, (ii) $7.5 million increase in REO operating expenses and (iii) $5.0 million increase in management fees resulting from our preferred and common stock issuances. This increase was partially offset by a $6.8 million decrease in incentive fee, as compared to the prior year period.

The following table provides additional information regarding total operating expenses (dollars in thousands):

	Three Months Ended
	September 30, 2022	June 30, 2022	March 31, 2022	December 31, 2021	September 30, 2021
Operating expenses	$2,111	$2,268	$2,320	$1,970	$1,632
Stock-based compensation	2,175	2,040	2,126	1,413	2,027
Total general and administrative expenses	4,286	4,308	4,446	3,383	3,659
Provision for (reversal of) credit losses, net	80,604	11,798	(1,218)	(3,077)	1,165
Management fee to affiliate	6,589	6,506	6,007	5,289	4,964
Incentive compensation to affiliate	—	—	—	3,463	2,215
Expenses from real estate owned operations	2,598	2,368	2,554	—	—
Total operating expenses	$94,077	$24,980	$11,789	$9,058	$12,003

COVID-19 Impact

Since its onset in 2020, the COVID-19 pandemic has created significant disruption in global supply chains, increased rates of unemployment and adversely impacted many industries, including industries related to the collateral underlying certain of our loans. Moreover, the increase in remote working arrangements in response to the pandemic may contribute to a decline in commercial real estate values and reduce demand for commercial real estate compared to pre-pandemic levels, which may adversely impact certain of our borrowers and may persist even as the pandemic continues to subside.

In 2021 and 2022, the global economy has, with certain setbacks, begun reopening and wider distribution of vaccines will likely encourage greater economic activity. Although we have observed signs of economic recovery and are generally encouraged by the response of our borrowers, with the potential for new strains of COVID-19 to emerge, governments and businesses may re-impose aggressive measures to help slow its spread in the future, and for this reason, among others, as the COVID-19 pandemic continues, the potential global impacts remain uncertain and difficult to assess. In addition, the COVID-19 pandemic continues to disrupt global supply chains, has caused labor shortages and has added broad inflationary pressures, which has a potential negative impact on our borrowers’ ability to execute on their business plans and potentially their ability to perform under the terms of their loan obligations. In response to such inflationary pressures, the Federal Reserve has begun raising interest rates in 2022 and has indicated that it foresees further interest rate increases throughout the year and into 2023 and 2024. Higher interest rates imposed by the Federal Reserve to address inflation may adversely impact real state asset values and increase our interest expenses, which expenses may not be fully offset by any resulting increase in interest income, and may lead to decreased prepayments from our borrowers and an increase in the number of our borrowers who exercise extension options. Further, declines in economic conditions caused by the COVID-19 pandemic could negatively impact real estate and real estate capital markets and result in lower occupancy, lower rental rates and declining values in our portfolio, which could adversely impact the value of our investments, making it more difficult for us to make distributions or meet our financing obligations.

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

Liquidity and Capital Resources

Overview

We have capitalized our business to date primarily through the issuance and sale of our common stock and preferred stock, borrowings from Non-Mark-to-Market Financing Sources(1), borrowings from three master repurchase agreements, the issuance and sale of convertible notes and our secured term loan. Our Non-Mark-to-Market Financing Sources, which accounted for 76% of our total secured financing (excluding our corporate Revolver) as of September 30, 2022, are not subject to credit or capital markets mark-to-market provisions. The remaining 24% of our secured borrowings, which are comprised of three master repurchase agreements, are only subject to credit marks. We have not received any margin calls on our master repurchase agreements to date, nor do we expect any at this time.

Our primary sources of liquidity include $183.3 million of cash on our consolidated balance sheet, $610.0 million of available capacity on our corporate revolver, $122.9 million of available borrowings under our financing arrangements based on existing collateral and cash flows from operations. In addition, we had $369.5 million of unencumbered senior loans that can be financed, as of September 30, 2022. Our corporate revolver and secured term loan are secured by corporate level guarantees and includes net equity interests in the investment portfolio. We may seek additional sources of liquidity from syndicated financing, other borrowings (including borrowings not related to a specific investment) and future offerings of equity and debt securities.

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

As described in Note 10 to our condensed consolidated financial statements, we have off-balance sheet arrangements related to VIEs that we account for using the equity method of accounting and in which we hold an economic interest or have a capital commitment. Our maximum risk of loss associated with our interests in these VIEs is limited to the carrying value of our investment in the entity and any unfunded capital commitments. As of September 30, 2022, we held $36.9 million of interests in such entities, which does not include a remaining commitment of $4.3 million to RECOP I that we are required to fund if called.

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

We have also entered into an equity distribution agreement with certain sales agents, pursuant to which we may sell, from time to time, up to an aggregate sales price of $100.0 million of our common stock, pursuant to a continuous offering program (the “ATM”), under the Shelf. Sales of our common stock made pursuant to the ATM may be made in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act. During the three and nine months ended September 30, 2022, we issued and sold 271,641 and 340,458 shares of common stock under the ATM, generating net proceeds totaling $5.3 million and $6.7 million, respectively. As of September 30, 2022, $93.2 million remained available for issuance under the ATM.

See Notes 5, 6, 7, 8 and 11 to our condensed consolidated financial statements for additional details regarding our secured financing agreements, collateralized loan obligations, secured term loan, convertible notes and stock activity.

Debt-to-Equity Ratio and Total Leverage Ratio

The following table presents our debt-to-equity ratio and total leverage ratio:

	September 30, 2022	December 31, 2021
Debt-to-equity ratio(A)	1.9x	2.3x
Total leverage ratio(B)	3.6x	3.7x

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

Sources of Liquidity

Our primary sources of liquidity include cash and cash equivalents and available borrowings under our secured financing agreements, inclusive of our Revolver. Amounts available under these sources as of the date presented are summarized in the following table (dollars in thousands):

	September 30, 2022	December 31, 2021
Cash and cash equivalents	$183,341	$271,487
Available borrowings under revolving credit agreements	610,000	200,000
Available borrowings under master repurchase agreements	107,381	51,601
Available borrowings under term lending agreements	15,476	5,826
Available borrowings under asset specific financing	—	—
	$916,198	$528,914

We also had $369.5 million and $235.3 million of unencumbered senior loans that can be pledged to financing facilities subject to lender approval, as of September 30, 2022 and December 31, 2021. In addition to our primary sources of liquidity, we have the ability to access further liquidity through our ATM program and public offerings of debt and equity securities. Our existing loan portfolio also provides us with liquidity as loans are repaid or sold, in whole or in part, and the proceeds from repayment become available for us to invest.

Cash Flows

The following table sets forth changes in cash and cash equivalents for the nine months ended September 30, 2022 and 2021 (dollars in thousands):

	Nine Months Ended September 30,
	2022	2021
Cash Flows From Operating Activities	$103,953	$96,858
Cash Flows From Investing Activities	(970,596)	(573,185)
Cash Flows From Financing Activities	783,510	674,811
Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	$(83,133)	$198,484

Cash Flows from Operating Activities

Our cash flows from operating activities were primarily driven by our net interest income, which is driven by the income generated by our investments less financing costs. The following table sets forth interest received by, and paid for, our investments for the nine months ended September 30, 2022 and 2021 (dollars in thousands):

	Nine Months Ended September 30,
	2022	2021
Interest Received:
Commercial real estate loans	$237,915	$187,399
	237,915	187,399
Interest Paid:
Interest expense	119,240	69,492
Net interest collections	$118,675	$117,907

Our net interest collections were partially offset by cash used to pay management and incentive fees, as follows (dollars in thousands):

	Nine Months Ended September 30,
	2022	2021
Management Fees to affiliate	$17,802	$13,377
Incentive Fees to affiliate	—	6,810
Net decrease in cash and cash equivalents	$17,802	$20,187

Cash Flows from Investing Activities

Our cash flows from investing activities consisted of cash outflows to fund new loan originations and our commitments under existing loan investments, partially offset by cash inflows from the sale/syndication and principal repayments on our loan investments. During the nine months ended September 30, 2022, we funded $2,004.6 million of CRE loans and received $1,035.1 million from repayments of CRE loans.

During the nine months ended September 30, 2021, we funded $2,247.7 million of CRE loans and received $1,674.5 million from the sale/syndication and repayments of CRE loans.

Cash Flows from Financing Activities

Our cash flows from financing activities were primarily driven by proceeds from borrowings under our financing agreements of $1,901.6 million, CLO 2022-FL3 issuance proceeds of $847.5 million, and net proceeds from Series A preferred and common stock issuances of $345.4 million during the nine months ended September 30, 2022, partially offset by (i) repayments of $2,153.9 million on borrowings under our financing agreements, (ii) payment of $101.8 million in dividends and (iii) the payment of $28.3 million for our share repurchases.

During the nine months ended September 30, 2021, our cash flows from financing activities were primarily driven by proceeds from borrowings under our financing agreements of $2,080.4 million, proceeds from CLO KREF 2021-FL2 issuance of $1,095.3 million and net proceeds from Series A preferred stock issuance of $167.1 million, which were offset by (i) repayments of $1,694.6 million on borrowings under our financing agreements, (ii) principal repayment of $810.0 million under CLO KREF 2018-FL1 and (iii) payment of $77.4 million in dividends.

Contractual Obligations and Commitments

The following table presents our contractual obligations and commitments (including interest payments) as of September 30, 2022 (dollars in thousands):

	Total	Less than 1 year	1 to 3 years	3 to 5 years	Thereafter
Recourse Obligations:
Master Repurchase Facilities(A)
Wells Fargo(B)	$779,383	$31,964	$747,419	$—	$—
Morgan Stanley(C)	589,266	589,266	—	—	—
Goldman Sachs(D)	144,250	6,675	13,350	124,225	—
Term Lending Agreements(A)
KREF Lending V(E)	558,417	558,417	—	—	—
KREF Lending IX	712,037	29,494	548,488	134,055	—
KREF Lending XII	182,702	6,909	72,834	102,959
Warehouse Facility
HSBC	—	—	—	—	—
Asset Specific Financing
BMO Facility(A)	—	—	—	—	—
Total secured financing agreements	2,966,055	1,222,725	1,382,091	361,239	—
Convertible Notes	149,302	149,302	—	—	—
Secured Term Loan	415,102	17,535	34,682	29,820	333,065
Future funding obligations(F)	1,649,112	694,873	814,235	140,004	—
RECOP I commitment(G)	4,324	4,324	—	—	—
Revolver(H)	—	—	—	—	—
Total recourse obligations	5,183,895	2,088,759	2,231,008	531,063	333,065
Non-Recourse Obligations:
Collateralized Loan Obligations	2,381,624	87,727	175,453	175,694	1,942,750
Term Loan Financing	628,627	241,734	298,380	88,513	—
KREF Lending XI	110,754	5,544	105,210	—	—
KREF Lending XIII	46,884	2,262	4,530	40,092	—
Total	$8,351,784	$2,426,026	$2,814,581	$835,362	$2,275,815

(A)    The allocation of repurchase facilities and term lending agreements is based on the current maturity date of each individual borrowing under these facilities. The amounts include the related future interest payment obligations, which are estimated by assuming the amounts outstanding under these facilities and the interest rates in effect as of September 30, 2022 will remain constant into the future. This is only an estimate, as actual amounts borrowed and rates may vary over time. Amounts borrowed are subject to a maximum 25.0% recourse limit.
(B)    The current stated maturity is September 2024, with two twelve-month facility term extensions available to us, which are contingent upon certain covenants and thresholds.
(C)    The current stated maturity is December 2022, with one-year extension option upon KREF giving written notice and another two one-year extension periods subject to approval by Morgan Stanley.
(D)    In September 2022, we paid an extension fee to extend the final extended maturity date to October 2025.
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
(H)    Any amounts borrowed are full recourse to certain subsidiaries of KREF. Includes principal and assumes interest outstanding over a one-year period. Amounts are estimated based on the amount outstanding under the Revolver and the interest rate in effect as of September 30, 2022. This is only an estimate as actual amounts borrowed, the timing of repayments and interest rates may vary over time. The Revolver matures in March 2027.

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

We have implemented loan loss forecasting models for estimating expected life-time credit losses, at the individual loan level, for our commercial mortgage loan portfolio. The CECL forecasting methods used by us include (i) a probability of default and loss given default method using underlying third-party CMBS/CRE loan database with historical loan losses from 1998 to 2022, and (ii) probability weighted expected cash flow method, depending on the type of loan and the availability of relevant historical market loan loss data. We might use other acceptable alternative approaches in the future depending on, among other factors, the type of loan, underlying collateral, and availability of relevant historical market loan loss data.

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

For collateral dependent loans that we determine foreclosure of the collateral is probable, we measure the expected losses based on the difference between the fair value of the collateral and the amortized cost basis of the loan as of the measurement date. For collateral dependent loans where we determine foreclosure is not probable, we apply a practical expedient to estimate expected losses using the difference between the collateral’s fair value (less costs to sell the asset if repayment is expected through the sale of the collateral) and the amortized cost basis of the loan. A loan is determined to be collateral dependent if (i) a borrower or sponsor is experiencing financial difficulty, and (ii) the loan is expected to be substantially repaid through the operation or sale of the underlying collateral; such determination requires the use of significant judgment and can be based on several factors subject to uncertainty.

We consider the individual loan internal risk rating as the primary credit quality indicator underlying the CECL assessment. We perform a quarterly review of our loan portfolio at the individual loan level to determine the internal risk rating for each of our loans by assessing the risk factors of each loan, including, without limitation, LTV, debt yield, property type, geographic and local market dynamics, physical condition, cash flow volatility, leasing and tenant profile, loan structure and exit plan, and project sponsorship. Considering these factors, we rate our loans based on a five-point scale, "1" though "5", from less risk to greater risk.

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

Recently, interest rates have remained at relatively low levels on a historical basis and the Federal Reserve maintained the federal funds target range at 0.0% to 0.25% for much of 2021. However, in March 2022, the Federal Reserve approved a 0.25% rate increase and in each of June, July and September of 2022 approved a further 0.75% rate increase. The Federal Reserve has indicated that, in light of increasing signs of inflation, it foresees further increases in interest rates throughout the year and into 2023 and 2024.

As of September 30, 2022, 100.0% of our loan portfolio and related portfolio financing by principal amount earned or paid a floating rate of interest indexed to one-month USD LIBOR and/or Term SOFR. Accordingly, our interest income and expense will generally change directionally with index rates; however, in certain circumstances, rate floors relating to our loan portfolio may partially offset the impact from changing rates. As of September 30, 2022, a 50 basis point decrease in the index rates would decrease our expected cash flows by approximately $7.4 million, or $0.11 per common share, for the following twelve-month period. Conversely, a 50 basis point and a 100 basis point increase in the index rates would increase our expected cash flows by approximately $7.4 million and $14.8 million, or $0.11 and $0.21 per common share, respectively, for the same period.

LIBOR Transition

On March 5, 2021, the Financial Conduct Authority of the U.K. (the “FCA”), which regulates LIBOR, announced (the “FCA Announcement”) that all relevant LIBOR tenors will cease to be published or will no longer be representative after June 30, 2023. The FCA Announcement coincides with the March 5, 2021 announcement of LIBOR’s administrator, the ICE Benchmark Administration Limited (the “IBA”), indicating that, as a result of not having access to input data necessary to calculate relevant LIBOR tenors on a representative basis after June 30, 2023, the IBA would have to cease publication of such LIBOR tenors immediately after the last publication on June 30, 2023. Further, on March 15, 2022, the Consolidated Appropriations Act of 2022, which includes the Adjustable Interest Rate (LIBOR) Act, was signed into law in the United States. This legislation establishes a uniform benchmark replacement process for financial contracts maturing after June 30, 2023 that do not contain clearly defined or practicable fallback provisions. The legislation also creates a safe harbor that shields lenders from litigation if they choose to utilize a replacement rate recommended by the Board of Governors of the Federal Reserve.

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

As of September 30, 2022, 64.1% and 35.9% of our loans by principal amount earned a floating rate of interest indexed to LIBOR and Term SOFR, respectively; and 62.0% and 38.0% of our outstanding floating rate financing arrangements bear interest indexed to LIBOR and Term SOFR, respectively. All of our LIBOR-based arrangements provide procedures for determining an alternative base rate in the event that LIBOR is discontinued. Regardless, there can be no assurances as to what additional alternative base rates may be and whether such base rate will be more or less favorable than LIBOR and any other unforeseen impacts of the discontinuation of LIBOR. We are monitoring the developments with respect to the phasing out of LIBOR and are working with our lenders and borrowers to minimize the impact of any LIBOR transition on our financial condition and results of operations, but can provide no assurances regarding the impact of the discontinuation of LIBOR.

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

Higher interest rates imposed by the Federal Reserve may lead to a decrease in prepayment speeds and an increase in the number of our borrowers who exercise extension options, which could extend beyond the term of certain secured financing agreements we use to finance our loan investments. This could have a negative impact on our results of operations, and in some situations, we may be forced to sell assets to maintain adequate liquidity, which could cause us to incur losses.

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

As of September 30, 2022, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2022, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) of the Exchange Act) occurred during the quarter ended September 30, 2022 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The following table sets forth information regarding purchases of shares of our common stock by us or on our behalf during the three months ended September 30, 2022:

Period Beginning	Period Ending	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Amounts paid for shares purchased as part of publicly announced program	Approximate dollar value of shares that may yet be purchased under the program(A)
July 1, 2022	July 31, 2022	401,844	$17.44	1,446,536	$7,019,679	$74,898,831
August 1, 2022	August 31, 2022	—	—	1,446,536	—	74,898,831
September 1, 2022	September 30, 2022	186,046	17.38	1,632,582	3,239,100	71,659,731
Total/Average		587,890	$17.42		$10,258,779

(A)    Includes $21.7 million reserved for repurchases at prices below the then book value per share under pre-set trading plans meeting the requirements of Rule 10b5-1 under the Exchange Act as of September 30, 2022.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description

10.1*
Second Omnibus Amendment and Reaffirmation Agreement to the MUFG Repurchase Agreement, dated August 23, 2022, among KREF Lending IX LLC, KREF Holdings IX LLC, KREF Capital LLC, KKR Real Estate Finance Holdings L.P. and MUFG Bank, Ltd.

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

KKR REAL ESTATE FINANCE TRUST INC.

Date:	October 24, 2022	By:	/s/ Matthew A. Salem
Name: Matthew A. Salem
Title: Chief Executive Officer
(Principal Executive Officer)

Date:	October 24, 2022	By:	/s/ Kendra L. Decious
Name: Kendra L. Decious
Title: Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)