Form 10-K
period 2022-12-31
KKR Real Estate Finance Trust Inc.
filed 2023-02-07
CIK 1631596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.        ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.    ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐ Yes    ☒ No

The aggregate market value of the registrant's common stock held by non-affiliates was approximately $1,027.2 million as of June 30, 2022 (the last business day of the registrant's most recently completed second fiscal quarter) based on the closing sale price on the New York Stock Exchange on that date.

The number of shares of the registrant's common stock, par value $0.01 per share, outstanding as of February 2, 2023 was 69,095,011.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement to be filed with the Securities and Exchange Commission (“SEC”) pursuant to Regulation 14A relating to the registrant’s 2023 Annual Meeting of Stockholders will be incorporated by reference in this Form 10-K in response to Items 10, 11, 12, 13 and 14 of Part III. The definitive proxy statement will be filed with the SEC no later than 120 days after the registrant’s fiscal year end.

KKR REAL ESTATE FINANCE TRUST INC.
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2022

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

SUMMARY OF MATERIAL RISKS

There are a number of risks, uncertainties and other important factors that could cause our actual results to differ materially from the forward-looking statements contained in this Annual Report on Form 10-K. Such risks, uncertainties and other important factors include, among others, the risks, uncertainties and factors set forth under Part I, Item 1A. "Risk Factors" in this Annual Report on Form 10-K. Such risks and uncertainties include, but are not limited to, the following:

•the general political, economic and competitive conditions in the United States and in any foreign jurisdictions in which we invest, including with respect to the effects of the COVID-19 pandemic, and their impact on our loan portfolio, financial condition and business operations;

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

•the impact of, and market dislocations that may result from, governmental intervention in the economic and financial system or from regulatory reform of the oversight of financial markets.

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

•deterioration in the performance of the properties securing our investments that may cause deterioration in the performance of our investments, risks in collection of contractual interest payments, and potentially, principal losses to us;

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

PART I.

ITEM 1. BUSINESS

Our Company

KREF is a real estate finance company that focuses primarily on originating and acquiring transitional senior loans secured by institutional-quality commercial real estate ("CRE") properties that are owned and operated by experienced and well-capitalized sponsors and located in top markets with strong underlying fundamentals. Our target assets also include mezzanine loans, preferred equity and other debt-oriented instruments with these characteristics. Our investment objective is capital preservation and the generation of attractive risk-adjusted returns for our stockholders over the long term, primarily through dividends.

We began our investment activities in October 2014 with an initial commitment of $400.0 million from KKR. We raised an additional $438.1 million in equity commitments from third-party investors and certain current and former employees of, and consultants to, KKR that brought our total committed capital base to $838.1 million, which was fully drawn prior to our initial public offering ("IPO") that generated net proceeds of $225.9 million on May 5, 2017. We had a common book value of $1,243.8 million as of December 31, 2022 and established a diversified investment portfolio which totaled $7,916.4 million, consisting primarily of performing senior and mezzanine commercial real estate loans.

We are organized as a holding company externally managed by our Manager, an indirect subsidiary of KKR, and operate our business primarily through various subsidiaries in a single segment that originates, acquires, and finances our target assets.
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
Our Manager and KKR

We are externally managed by our Manager, an indirect wholly owned subsidiary of KKR, a leading global investment firm that offers alternative asset management as well as capital markets and insurance solutions, with an over 45-year history of leadership, innovation and investment excellence. KKR sponsors investment funds that invest in private equity, credit and real assets, and as strategic partners that manage hedge funds. KKR is listed on the NYSE (NYSE: KKR) and reported $496.2 billion of assets under management ("AUM") as of September 30, 2022. KKR's "One-Firm" culture encourages collaboration and leveraging resources and relationships across KKR to help find creative solutions for clients seeking capital and strategic partnerships. We believe our Manager's relationship with KKR and its differentiated global investment management platform provides us with significant advantages in sourcing, evaluating, underwriting and managing our investments.

In connection with the performance of its duties, our Manager benefits from the resources, relationships and expertise of KKR's real estate group ("KKR Real Estate"), which provides equity and debt capital across a variety of real estate sectors and strategies. Established in 2011 under the leadership of Ralph F. Rosenberg, Global Head of KKR Real Estate and Chairman of our board of directors, KKR Real Estate had $64.2 billion of AUM as of September 30, 2022. Mr. Rosenberg, who has over 35 years of real estate equity and debt transactions experience, is supported at KKR Real Estate by a team of approximately 165 dedicated investment and asset management professionals across 16 offices globally. We believe that KKR Real Estate's global relationships with property owners, managers, lenders, brokers and advisors and real-time knowledge derived from its broadly diversified real estate holdings provide our Manager with access to sourcing channels as well as operational and strategic insights to help our Manager evaluate and monitor individual investment opportunities. Additionally, our Manager leverages the proprietary information available to us through KKR's global investment platforms to conduct thorough underwriting and due diligence and develop a deeper understanding of the opportunities, risks and challenges of the investments that we review. Further, our Manager benefits from KKR Capital Markets, comprised of a team approximately 75 investment professionals that advise KKR's investment teams and portfolio companies on executing equity and debt capital markets solutions.

Our Manager is led by an experienced team of senior real estate investment professionals, including Matthew A. Salem, our Chief Executive Officer, and W. Patrick Mattson, our President and Chief Operating Officer, who each has over 25 years of

CRE experience. Our Manager's senior leadership team is supported by approximately 65 other investment professionals with significant expertise in executing our investment strategy. Our Manager's investment committee, which is comprised of Ralph Rosenberg, KKR’s Global Head of Real Estate and Chairman of our board of directors, Chris Lee, Head of KKR's Real Estate Americas and Vice Chairman of our board of directors, Matt Salem, Head of KKR’s Real Estate Credit and Chief Executive Officer of KREF, Patrick Mattson, Chief Operating Officer of KKR’s Real Estate Credit and President and Chief Operating Officer of KREF, Joel Traut, Partner & Head of Originations, Ms. Jenny Box, Co-Head of KKR’s Special Situations, Billy Butcher, Chief Operating Officer of KKR's Global Real Estate, Roger Morales, Head of KKR's Real Estate Acquisitions Americas and Justin Pattner, Head of KKR's Real Estate Equity Americas, advises and consults with our Manager and its investment professionals with respect to our investment strategy, portfolio construction, financing and investment guidelines and risk management and approves all of our investments.

Our Investment Strategy

Our investment strategy is to originate or acquire transitional senior loans collateralized by institutional-quality CRE assets that are owned and operated by experienced and well-capitalized sponsors and located in top markets with strong underlying fundamentals. We also intend to invest in mezzanine loans, preferred equity and other debt-oriented instruments with these characteristics. Through our Manager, we have access to KKR's integrated, global real estate investment platform and its established sourcing, underwriting and structuring capabilities to develop our own view on value and evaluate and structure credit risk from an owner's and a lender's perspective. In addition, we believe that we benefit from our access to KKR's global network and real estate and other investment holdings, which provide our Manager with access to information and market data that is not available to many of our competitors. In many instances, we are able to make investments where we believe we have a sourcing, underwriting or execution advantage by leveraging the KKR brand, industry knowledge and proprietary relationships.

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

Our Portfolio

We began operations in October 2014 and have established a portfolio of diversified investments, consisting primarily of performing senior and mezzanine loans. Our aggregate investment portfolio totaled $7,916.4 million as of December 31, 2022, which is primarily comprised of $7,800.5 million of total outstanding principal of senior and mezzanine CRE loans, a $80.2 million net investment in real estate owned asset (“REO”), and a $35.7 million investment in CMBS B-Pieces (indirectly-owned through RECOP I). We believe our current portfolio, comprised of target assets representative of our investment philosophy, validates our ability to execute on our stated market opportunity and investment strategy, including lending against high-quality real estate in top markets with strong fundamentals to experienced and well-capitalized sponsors. Since our IPO, we have continued to execute on our primary investment strategy of originating floating-rate transitional senior loans and, as we continue to scale our portfolio, we expect that our originations will continue to be heavily weighted toward floating-rate loans. We expect the majority of our future investment activity to focus on originating floating-rate senior loans that we finance with our repurchase facilities and non-mark-to-market financing including term lending arrangements, asset based financing and collateralized loan obligations. In addition, we originate floating-rate loans for which we syndicate a senior position and retain a subordinated interest for our portfolio. As of December 31, 2022, all of our investments were located in the United States.

The following charts illustrate the growth in our portfolio, average loan size originated, net interest income and common book value, as well as the compound annual growth rate ("CAGR"), over the years ended December 2018, 2019, 2020, 2021 and 2022 (dollars in millions):

(A)    The average size of committed loan originated, net of amounts committed by KKR affiliates, was $108.2 million and $130.9 million for the years ended December 31, 2022 and 2021, respectively.
(B)    Common book value as of December 31, 2022 was net of $111.1 million CECL allowance.

The map below illustrates the geographic distribution of the properties securing our loan portfolio as of December 31, 2022:

The following charts illustrate the diversification of our loan portfolio(A), based on type of investment, interest rate, underlying property type, geographic location, vintage and loan to value ("LTV") as of December 31, 2022:

The charts above are based on total outstanding principal amount of our senior, mezzanine and real estate corporate loans. Includes junior participations in our originated senior loans for which we have syndicated the senior participations and retained the junior participations for our portfolio, and excludes pari passu and vertical loan participations.

(A)    Excludes: (i) one REO retail asset on a defaulted loan with net carrying value of $80.2 million as of December 31, 2022, (ii) CMBS B-Piece investments held through RECOP I, an equity method investment and (iii) one impaired mezzanine loan with an outstanding principal of $5.5 million that was fully written off.
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
(D)    Other property types include Condo (Residential) (3%), Student Housing (1%), Single Family Rental (<1%) and Self-Storage (<1%).
(E)    Excludes one real estate corporate loan to a multifamily operator with an outstanding principal amount of $40.4 million, representing 0.5% of our commercial real estate loans as of December 31, 2022.
(F)    LTV is generally based on the initial loan amount divided by the as-is appraised value as of the date the loan was originated or by the current principal amount as of the date of the most recent as-is appraised value. Weighted average LTV excludes risk-rated 5 loans.

Our senior loans as of December 31, 2022 had a weighted average LTV of 66%, and we have focused our portfolio on senior positions in the capital structure where the sponsor has meaningful cash or imputed equity subordinated to our position to provide what we believe is downside protection in the event of credit impairment at the asset level.

For additional information regarding our portfolio as of December 31, 2022, see Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Our Financing Strategy

We raise capital through offerings of our equity and debt securities to fund future investments. In addition, as part of our portfolio financing strategy, we may use both direct and structural leverage. Our use of direct leverage includes the utilization of repurchase facilities, term lending arrangements, asset based financing, collateralized loan obligations, secured term loan and revolving credit agreements. Term lending arrangements, asset based financing and collateralized loan obligations provide us with Non-Mark-to-Market financing sources, which reduces our exposure to market fluctuations. These Non-Mark-to-Market financing sources, which represented 77% of our secured financing as of December 31, 2022, are not subject to credit or capital markets mark-to-market provisions. The remaining 23% of our secured borrowings, which is primarily comprised of three master repurchase agreements, are only subject to credit marks. In addition, we may use structural leverage by syndicating senior mortgage interests in our originated senior loans to other investors and create a subordinated interest that we retain for our portfolio. When utilizing structural leverage, our retained interest is generally a mezzanine loan, secured by a pledge of 100% of the equity ownership interests in the owner of the real property and is generally not subject to recourse. Our retained interest when utilizing structural leverage is subordinate to the lien of the third-party lender that owns the senior interest.

During the year ended December 31, 2022, we:

•Closed a $1.0 billion managed multifamily CLO, with a two-year reinvestment period providing $847.5 million of non-mark-to-market and non-recourse financing equating to an 84.75% advance rate, at a weighted average cost of capital of Term SOFR+1.71% before transaction costs,
•Entered into three new asset specific financing facilities totaling $490.6 million, which provide non-recourse matched-term asset-based financing on a non-mark-to-market basis,
•Entered into a new $350.0 million term lending agreement, which provides match-term financing on a non-mark-to-market basis with an option to increase the facility to $500.0 million,
•Increased the borrowing capacity of existing $500.0 million term lending agreement to $1.0 billion, which provides match-term asset-based financing on a non-mark-to-market basis.
•Increased the borrowing capacity on the corporate revolving credit facility (“Revolver”) by $275.0 million to $610.0 million and extended the maturity date through March 2027.

As a result, our Non-Mark-to-Market financing is $4.9 billion as of December 31, 2022, representing 77% of our secured financing.

The following table details our outstanding financing arrangements as of December 31, 2022 (amounts in thousands):

	Portfolio Financing Outstanding Principal Balance	Maximum Capacity
Master repurchase agreements	$1,436,166	$1,840,000
Collateralized loan obligation	1,942,750	1,942,750
Term lending agreements	1,391,490	1,880,943
Term loan facility	631,557	1,000,000
Asset specific financing	311,488	790,625
Warehouse facility	—	500,000
Secured term loan	346,500	346,500
Revolving credit agreement	—	610,000
Non-consolidated senior interests	263,086	263,086
Total portfolio financing	$6,323,037	$9,173,904

The following chart illustrates our progress in diversifying our financing sources and expanding our non-mark-to-market financing sources to reduce our exposure to market volatility:

(1)    Based on outstanding principal amount of secured financing facilities and excludes convertible notes and Revolver.

Financing Risk Management

The amount of leverage employed on our assets will depend on our Manager's assessment of the credit, liquidity, price volatility and other risks of those assets and the financing counterparties and availability of particular types of financing at any given time.

We plan to maintain leverage levels appropriate to our specific portfolio. On average, we are targeting a leverage ratio between 3.5 and 4.0-to-1. As of December 31, 2022, our total leverage ratio was 3.8-to-1. We will endeavor to match the terms and indices of our assets and liabilities and will also seek to minimize the risks associated with mark-to-market and recourse borrowing.

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

Impact of Interest Rate Environment

Generally, our business model is such that rising interest rates will result in an increase to our net income, while declining interest rates will decrease our net income. As of December 31, 2022, 100.0% of our loan portfolio earned a floating rate of interest indexed to one-month LIBOR and/or Term SOFR, and of those investments that were financed, all were financed with liabilities that pay a floating rate of interest indexed to LIBOR and/or Term SOFR.

Additionally, floating-rate senior loans typically have lower interest rate sensitivity and less susceptibility to price declines than fixed-rate investments when short-term rates rise. As a result, we believe that our investment strategy, which is primarily focused on originating or acquiring floating-rate senior loans, strategically positions our portfolio to earn attractive risk-adjusted yields in a rising interest rate environment. In a rising interest environment, our interest income on our current portfolio is expected to increase as rates increase. In a declining interest rate environment, our interest income is expected to decrease as index rates decrease; in certain circumstances, however, rate floors relating to our loan portfolio may offset some of the impact from declining rates.

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

The following chart illustrates the sensitivity of our net interest income to changes in index rates on a per weighted average diluted common share basis:

(1)    Assumes loans are drawn up to maximum approved advance rate based on current principal amount outstanding as of December 31, 2022.

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

The United States Federal Reserve has also advised banks to cease entering into new contracts that use USD LIBOR as a reference rate. The Federal Reserve, in conjunction with the Alternative Reference Rate Committee ("ARRC"), a committee convened by the Federal Reserve that includes major market participants, has identified the Secured Overnight Financing Rate, or SOFR, a new index calculated by short-term repurchase agreements, backed by Treasury securities, as its preferred alternative rate for LIBOR. There are significant differences between LIBOR and SOFR, such as LIBOR being an unsecured lending rate while SOFR is a secured lending rate, and SOFR is an overnight rate while LIBOR reflects term rates at different maturities. If our LIBOR-based borrowings are converted to SOFR, the differences between LIBOR and SOFR, could result in higher interest costs for us, which could have a material adverse effect on our operating results. Although SOFR is the ARRC’s recommended replacement rate, it is also possible that lenders may instead choose alternative replacement rates that may differ from LIBOR in ways similar to SOFR or in other ways that would result in higher interest costs for us. We cannot predict the effect of the decision not to sustain LIBOR, or the potential transition to SOFR or another alternative reference rate as LIBOR’s replacement.

As of December 31, 2022, 55.4% and 44.6% of our loans by principal amount earned a floating rate of interest indexed to Term SOFR and LIBOR, respectively; and 60.5% and 39.5% of our outstanding floating rate financing arrangements bear interest indexed to Term SOFR and LIBOR, respectively. All of our LIBOR-based arrangements provide procedures for determining an alternative base rate in the event that LIBOR is discontinued. Regardless, there can be no assurances as to what additional alternative base rates may be and whether such base rate will be more or less favorable than LIBOR and any other unforeseen impacts of the discontinuation of LIBOR. We are monitoring the developments with respect to the phasing out of LIBOR and are working with our lenders and borrowers to minimize the impact of any LIBOR transition on our financial condition and results of operations, but can provide no assurances regarding the impact of the discontinuation of LIBOR. For a further discussion, see Part I, Item 1A. “Risk Factors—Risks Related to Our Financing and Hedging—Changes in the method for determining LIBOR or the elimination of LIBOR may affect the value of the financial obligations to be held or issued by us that are linked to LIBOR and could affect our results of operations or financial condition.”

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

The impact of the COVID-19 pandemic has rapidly evolved around the globe, with many countries, at various times, taking meaningful measures to limit the spread of the virus by instituting quarantines or lockdowns, imposing travel restrictions and vaccination mandates for certain workers or activities and limiting operations of certain non-essential businesses. While restrictions have eased and the global economy has largely re-opened, many medical and public health experts believe that COVID-19 could perpetually reoccur for years, such as seasonally in winter, and even if generally ceasing to be fatal for most people, such reoccurrence could increase the possibility of periods of increased restrictions on business operations. The COVID-19 pandemic has disrupted global supply chains, contributed to increased inflation, increased rates of unemployment and adversely impacted many industries, including industries related to the collateral underlying certain of our loans.

In 2021 and 2022, the global economy has, with certain setbacks, begun reopening, and wider distribution of vaccines will likely encourage greater economic activity. While vaccine availability and uptake has increased, the longer-term macro-economic effects of the pandemic continue to impact many industries, including those of certain of KREF’s borrowers, and the market turmoil and other changes associated with the pandemic may have lasting eﬀects on our business and operations. In particular, the increase in remote working arrangements in response to the pandemic has contributed, and may further contribute, to a decline in commercial real estate values and reduced demand for commercial real estate compared to pre-pandemic levels, which may adversely impact certain of KREF's borrowers and may persist even as the pandemic continues to subside.

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

•a severe disruption and instability in the global financial markets or deteriorations in credit and financing conditions may affect our ability to access capital necessary to fund our investments at attractive interest rates, or at all, and may adversely affect the valuation of financial assets and liabilities, any of which could have a material adverse effect on our business, financial condition, results of operations and cash flows;

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

We maintain a robust asset management relationship with our borrowers and have utilized these relationships to proactively address the impacts of the COVID-19 pandemic on our loans secured by properties experiencing cash flow or other negative business pressures, most significantly hospitality and retail assets. The pandemic may result in more frequent modifications of our loans in the future and instances of default or foreclosure on assets underlying our loans.

Given the ongoing nature of the outbreak, at this time we cannot reasonably estimate the magnitude of the ultimate impact that COVID-19 will have on our business, financial performance and operating results. We believe any future impact of COVID-19 on our business, financial performance and operating results will in part be significantly driven by a number of factors that we are unable to predict or control, including, for example: the severity and duration of the pandemic; the distribution and acceptance of vaccines and their impact on the timing and speed of economic recovery; the spread of new variants of the virus; the pandemic’s impact on the U.S. and global economies, including concerns regarding additional surges of the pandemic or the expansion of the economic impact thereof as a result of certain jurisdictions “re-opening” or otherwise lifting certain restrictions prematurely; the availability of U.S. federal, state, local or non-U.S. funding programs aimed at supporting the economy during the COVID-19 pandemic, including uncertainties regarding the potential implementation of new or extended programs; the timing, scope and effectiveness of additional governmental responses to the pandemic, including the potential re-imposition of quarantines, states of emergencies, restrictions on travel, stay-at-home orders, and other measures taken to curb the spread of COVID-19; and the negative impact on our financing sources, vendors and other business partners that may indirectly adversely affect us. The prolonged duration and impact of the COVID-19 pandemic could materially disrupt our business operations and negatively impact our business, financial performance and operating results.

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

We seek to invest primarily in debt investments in or relating to real estate assets. Any deterioration of real estate fundamentals generally, and in the United States in particular, could negatively impact our performance, increase the default risk applicable to borrowers, and/or make it relatively more difficult for us to generate attractive risk-adjusted returns. Changes in general economic conditions, including as a result of the COVID-19 pandemic, will affect the creditworthiness of borrowers and/or the value of underlying real estate collateral relating to our investments and may include economic and/or market fluctuations, changes in environmental, zoning and other laws, casualty or condemnation losses, regulatory limitations on rents or moratoriums against tenant evictions or foreclosures, decreases in property values, changes in the appeal of properties to tenants, changes in supply and demand of real estate products, fluctuations in real estate fundamentals (including average occupancy and room rates for hotel properties), energy and supply shortages, various uninsured or uninsurable risks, natural disasters, terrorism, acts of war, outbreaks of pandemic or contagious diseases, changes in government regulations (such as rent control), political and legislative uncertainty, changes in monetary policy, changes in real property tax rates and operating expenses, changes in interest rates, changes in the availability of debt financing and/or mortgage funds which may render the sale or refinancing of properties difficult or impracticable, increased mortgage defaults, increases in borrowing rates, escalating global trade tensions like the conflict between Russia and Ukraine, the adoption or expansion of economic sanctions or trade restrictions, negative developments in the economy that depress travel activity, adverse changes in demand and/or real estate values generally and other factors that are beyond our control. In addition, our investments may be exposed to new or increased risks and liabilities associated with global climate change, such as increased frequency or intensity of adverse weather and natural disasters, which could negatively impact our and our borrowers' businesses and the value of the properties securing our investments.

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

Our primary interest rate exposures relate to the yield on our loans and other investments and the financing cost of our debt, as well as any interest rate swaps that we may utilize for hedging purposes. Changes in interest rates and credit spreads will affect our net income from loans and other investments, which is the difference between the interest and related income earned on interest-earning investments and the interest and related expense incurred in financing these investments. As of December 31, 2022, 55.4% and 44.6% of floating rate loans by loan exposure were indexed to Term SOFR and LIBOR, respectively. In a declining interest rate environment, our interest income generally decreases as index rates decrease. Also, in a declining interest rate environment, the value of our fixed-rate investments may increase and if interest rates were to increase, the value of these fixed-rate investments may fall; however, the interest income generated by these fixed-rate investments would not be affected by market interest rates. The interest rates we pay under our current financing facilities are floating rate. Accordingly, our interest expense will generally increase as interest rates increase and decrease as interest rates decrease. Generally, the composition of our investments is such that rising interest rates will increase our net income, while declining interest rates will decrease our net income. However, rate floors relating to our floating rate loans may offset some of the impact from declining rates. There can be no assurance that we will continue to utilize rate floors.

In recent years, interest rates had remained at relatively low levels on a historical basis. However, in 2022, in light of increasing inﬂation, the U.S. Federal Reserve increased interest rates seven times. The U.S. Federal Reserve has also indicated that it expects continued increases in interest rates in 2023 and 2024. Any such increases would increase our borrowers interest payments and could result in higher borrower default rates. Such increases could also adversely affect commercial real estate property values.

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

•changes in global, national, regional or local economic conditions and/or specific industry segments;

•global trade disruption, supply chain issues, significant introduction of trade barriers and bilateral trade frictions;

•labor shortages and increasing wages;

•higher inflation rates;

•declines in global, national, regional or local real estate values;

•declines in global, national, regional or local rental or occupancy rates;

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

Generally, our borrowers may repay their loans prior to their stated final maturities. In periods of declining interest rates and/or credit spreads, prepayment rates on loans generally increase. If general interest rates and credit spreads decline at the same time, the proceeds of such prepayments received during such periods are likely to be reinvested by us in assets yielding less than the yields on the assets that were prepaid. We may not be able to reinvest the principal repaid at the same or higher yield of the original investment. Conversely, in periods of rising interest rates, prepayment rates are likely to decrease and the number of our borrowers who exercise extension options, which could extend beyond the term of certain secured financing agreements we use to finance our loan investments, is likely to increase. This could have a negative impact on our results of operations, and in some situations, we may be forced to sell assets to maintain adequate liquidity, which could cause us to incur losses.

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

Our loans often contain call protection provisions that require a certain minimum amount of interest due to us regardless of when the loan is repaid. These include prepayment fees expressed as a percentage of the unpaid principal balance, or the amount of foregone net interest income due us from the date of repayment through a date that is frequently 12 or 18 months after the origination date. Loans that are outstanding beyond the end of the call protection or yield maintenance period can be repaid with no prepayment fees or penalties. The absence of call protection provisions may expose us to the risk of early repayment of loans, and the inability to redeploy capital accretively.

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

Before making investments for us, our Manager conducts due diligence that it deems reasonable and appropriate based on the facts and circumstances relevant to each potential investment. When conducting due diligence, our Manager may be required to evaluate a number of important issues, including but not limited to those relating to business, financial, tax, accounting, ESG, technology, cybersecurity, legal, regulatory and macroeconomic trends. Outside consultants, legal advisors, accountants and investment banks may be involved in the due diligence process in varying degrees depending on the investment. The nature and scope of our Manager’s ESG diligence, if any, will vary based on the investment opportunity, but may include a review of, among other things: energy management, air and water pollution, land contamination, diversity, human rights, employee health and safety, accounting standards and bribery and corruption. Selecting and evaluating material ESG factors is subjective by nature, and there is no guarantee that the criteria utilized or judgment exercised by our Manager or a third-party ESG specialist (if any) will reflect the beliefs, values, internal policies or preferred practices of any particular investor or align with the beliefs or values or preferred practices of other asset managers or with market trends. The materiality of ESG risks and impacts on an individual potential investment or portfolio as a whole are dependent on many factors, including the relevant industry, country, asset class and investment style.

Our Manager’s loss estimates based on its due diligence process may not prove accurate, as actual results may vary from estimates. If our Manager underestimates the asset-level losses relative to the price we pay for a particular investment, we may experience losses with respect to such investment. Moreover, investment analyses and decisions by our Manager may frequently be required to be undertaken on an expedited basis to take advantage of investment opportunities. In such cases, the information available to our Manager at the time of making an investment decision may be limited, and it may not have access to detailed information regarding such investment. Further, certain considerations covered by our Manager’s diligence, such as ESG, are continuously evolving, including from an assessment, regulatory and compliance standpoint, and our Manager may not accurately or fully anticipate such evolution. Therefore, we cannot assure you that our Manager will have knowledge of all circumstances that may adversely affect such investment.

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

To the extent that our assets are concentrated in any one region, sponsor or type of asset, economic and business downturns generally relating to such type of asset, sponsor or region may result in defaults on a number of our investments within a short time period, which could adversely affect our results of operations and financial condition. In addition, because of asset concentrations, even modest changes in the value of the underlying real estate assets could have a significant impact on the value of our investment. As a result of any high levels of concentration, any adverse economic, political, climate-related or other conditions that disproportionately affects those geographic areas or asset classes could have a magnified adverse effect on our results of operations and financial condition, and the value of our stockholders’ investments could vary more widely than if we invested in a more diverse portfolio of loans.

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

In addition, the CMBS market may be significantly affected by current or future regulation. The risk retention rules under the Dodd-Frank Act, which generally require a sponsor of a CMBS transaction to retain, directly or indirectly, at least 5% of the credit risk of the securitized assets collateralizing the CMBS, went into effect in December 2016. The impact of these current and future requirements on the CMBS securitization market generally are uncertain and may result in many CMBS market participants ceasing origination of and investment in CMBS, a lack of liquidity in the CMBS market and increased costs in CMBS transactions. As a result, there may be little or no CMBS investment opportunities available to us and any opportunities that are available may be less attractive than CMBS opportunities prior to the effectiveness of the risk retention rules. The rules may also negatively affect the market value of our current CMBS holdings as well as the larger commercial real estate debt markets.

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

We currently have and expect to make our CMBS B-Piece investments indirectly through our investment in an aggregator vehicle alongside RECOP I, a KKR-managed investment fund. See “Risks Related to Our Relationship with Our Manager and Its Affiliates—There are various conflicts of interest in our relationship with KKR, including with our Manager and in the allocation of investment opportunities to KKR investment vehicles and us, which could result in decisions that are not in the best interests of our stockholders” and Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Our Portfolio.”

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

Further, any downgrade of the Company’s credit ratings by any of credit agencies that cover our debt may make it more difficult and costly for us to access capital. There can be no assurances that our credit ratings will not be downgraded in the future, whether as a result of deteriorating general economic conditions, failure to successfully implement our operating strategy or the adverse impact on our results of operations or liquidity position of any of the above, or otherwise.

We have in the past, and may in the future, need to foreclose on certain of the loans we originate or acquire, which could result in losses that harm our results of operations and financial condition.

We may find it necessary or desirable to foreclose on certain of the loans we originate or acquire, have acquired and may in the future further acquire through foreclosure or deed-in-lieu of foreclosure, the ownership of property securing our loans, and the foreclosure process may be lengthy and expensive. If we foreclose on an asset, we may take title to the property securing that asset, and if we do not or cannot sell the property, we would then come to own and operate it as “real estate owned”. Owning and operating real property involves risks that are different (and in many ways more significant) than the risks faced in owning a loan secured by that property. The costs associated with operating and redeveloping the property, including any operating shortfalls and significant capital expenditures, could materially and adversely affect our results of operations, financial condition and liquidity. In addition, at such time that we elect to sell such property, the liquidation proceeds upon sale of the underlying real estate may not be sufficient to recover our cost basis, resulting in a loss to us. Furthermore, any costs or delays involved in the maintenance or liquidation of the underlying property will further reduce the net proceeds and, thus, increase the loss.

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

In certain limited cases (e.g., in connection with a workout, restructuring and/or foreclosing proceedings involving one or more of our debt investments), the success of our investment strategy with respect thereto will depend, in part, on our ability to effectuate loan modifications and/or restructures and improve the operations of our borrower entities. The activity of identifying and implementing any such restructuring programs entails a high degree of uncertainty. There can be no assurance that we will be able to successfully identify and implement such restructuring programs. Further, such modifications and/or restructuring may entail, among other things, a substantial reduction in the interest rate and a substantial write-off of the principal of such loan, debt securities or other interests. However, even if a restructuring were successfully accomplished, a risk exists that, upon maturity of such real estate loan, debt securities or other interests replacement “takeout” financing will not be available.

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

We may experience a decline in the value of our assets.

A decline in the value of our assets may require us to recognize an “other-than-temporary” impairment or write-off against such assets under GAAP if we were to determine that, with respect to any assets in unrealized loss positions, we do not have the ability and intent to hold such assets to maturity or for a period of time sufficient to allow for recovery to the original acquisition cost of such assets. If such a determination were to be made, we would recognize unrealized losses through earnings and write-off the amortized cost of such assets to a new cost basis, based on the value of such assets on the date they are considered to be other-than-temporarily impaired. Such impairment charges reflect non-cash losses at the time of recognition; subsequent disposition or sale of such assets could further affect our future losses or gains, as they are based on the difference between the sale price received and adjusted amortized cost of such assets at the time of sale. If we experience a decline in the value of our assets, it could adversely affect our results of operations and financial condition.

Some of our portfolio investments may be recorded at fair value and, as a result, there will be uncertainty as to the value of these investments.

Some or all of our portfolio investments may be in the form of positions or securities that are not publicly traded and are recorded at their estimated fair value. The fair value of investments that are not publicly traded may not be readily determinable. Our Manager will determine the fair value of these investments which may include unobservable inputs. Because such valuations are subjective, the fair value of certain of our assets may fluctuate over short periods of time and our Manager’s determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. Our results of operations and financial condition could be adversely affected if our Manager’s determinations regarding the fair value of these investments were materially higher than the values that we ultimately realize upon their disposal.

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

Concerns regarding the stability of the sovereign debt of certain European countries and other geopolitical issues and market perceptions concerning the instability of the Euro, the potential re-introduction of individual currencies within the
Eurozone, or the potential dissolution of the Euro entirely, could adversely affect our business, results of operations and financial condition.

The sovereign debt crisis experienced by several European Union (E.U.) countries in 2008-2012, together with the risk of contagion to other more financially stable countries, raised a number of uncertainties regarding the stability and overall standing of the European Monetary Union. Concern over such uncertainties has been exacerbated by other geopolitical issues that may affect the Eurozone, including the United Kingdom’s (U.K.) exit from the E.U., or Brexit. Any further deterioration in the global or Eurozone economy could have an adverse effect on our activities, if any, and the value of any investments secured by European collateral.

If any country were to leave the Eurozone, or if the Eurozone were to break up entirely, the treatment of debt obligations previously denominated in Euros is uncertain. A number of issues would be raised, such as whether obligations that are expressed to be payable in Euros would be re-denominated into a new currency. The answer to this and other questions is uncertain and would depend on the way in which the break-up occurred and also on the nature of the transaction; the law governing it; which courts have jurisdiction in relation to it; the place of payment; and the place of incorporation of the payor. If we were to hold any investments in Euros at the time of any Eurozone exits or break-up, this uncertainty and potential re-denomination could have a material adverse effect on the value of our investments and the income from them.

The U.K.’s exit from the E.U. could adversely affect us.

The United Kingdom left the E.U. on January 31, 2020. On May 1, 2021, the E.U.-U.K. Trade and Cooperation Agreement, or the TCA, became effective. The TCA provides the United Kingdom and E.U. members with preferential access to each other’s markets, without tariffs or quotas on imported products between the jurisdictions, provided that certain rules of origin requirements are complied with. However, economic relations between the United Kingdom and the E.U. will now be on more restricted terms than existed prior to Brexit. The long-term effects of Brexit are expected to depend on, among other things, any agreements the U.K. has made, or makes to retain access to E.U. markets. Brexit could adversely affect European or worldwide economic or market conditions and could contribute to instability in global financial and real estate markets. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the U.K. determines which E.U. laws to replace or replicate. Any of these effects of Brexit, and others we cannot anticipate, could adversely affect our business, business opportunities, results of operations, financial condition and cash flows to the extent we operate or hold assets in such jurisdiction. Likewise, similar actions taken by other European and other countries in which we may operate could have a similar adverse impact.

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

To the extent that our financing costs are determined by reference to floating rates, such as LIBOR, SOFR or a Treasury index, the amount of such costs will depend on the level and movement of interest rates. In recent years, interest rates had remained at relatively low levels on a historical basis. However, in 2022, in light of increasing inﬂation, the U.S. Federal Reserve increased interest rates seven times. The U.S. Federal Reserve has also indicated that it expects continued increases in interest rates in 2023 and 2024. In a period of rising interest rates, our interest expense on floating-rate debt would increase, while any additional interest income we earn on our floating-rate investments may be subject to caps and may not compensate for such increase in interest expense. Specifically, in a rising interest environment, our interest income on our current portfolio is expected to increase. At the same time, the interest income we earn on our fixed-rate investments would not change, the duration and weighted average life of our fixed-rate investments would increase and the market value of our fixed-rate investments would decrease. Similarly, in a period of declining interest rates, our interest income on floating-rate investments would generally decrease, while any decrease in the interest we are charged on our floating-rate debt may be subject to floors and may not compensate for such decrease in interest income, however, rate floors relating to our loan portfolio may offset some of the impact from declining rates. In addition, interest we are charged on our fixed-rate debt would not change. Any such scenario could adversely affect our results of operations and financial condition.

The planned discontinuation of LIBOR may affect the value of the financial obligations to be held or issued by us that are linked to LIBOR and could affect our results of operations or financial condition.

On March 5, 2021, the FCA, which regulates LIBOR, announced that all LIBOR tenors relevant to us will cease to be published or will no longer be representative after June 30, 2023. The FCA Announcement coincides with the March 5, 2021 announcement of LIBOR’s administrator, the IBA, indicating that, as a result of not having access to input data necessary to calculate LIBOR tenors relevant to us on a representative basis after June 30, 2023, the IBA would have to cease publication of such LIBOR tenors immediately after the last publication on June 30, 2023. Further, on March 15, 2022, the Consolidated Appropriations Act of 2022, which includes the Adjustable Interest Rate (LIBOR) Act, was signed into law in the U.S. This legislation establishes a uniform benchmark replacement process for financial contracts maturing after June 30, 2023 that do not contain clearly defined or practicable fallback provisions. The legislation also creates a safe harbor that shields lenders from litigation if they choose to utilize a replacement rate recommended by the Federal Reserve.

The United States Federal Reserve has also advised banks to cease entering into new contracts that use USD LIBOR as a reference rate.

The Federal Reserve, in conjunction with the Alternative Reference Rate Committee, a committee convened by the Federal Reserve that includes major market participants, has identified SOFR, a new index calculated by short-term repurchase agreements, backed by Treasury securities, as its preferred alternative rate for LIBOR. There are significant differences between LIBOR and SOFR, such as LIBOR being an unsecured lending rate while SOFR is a secured lending rate, and SOFR is an overnight rate while LIBOR reflects term rates at different maturities. If our LIBOR-based borrowings are converted to SOFR, the differences between LIBOR and SOFR, and potential margin adjustments in connection with the transition, could result in higher interest costs for us, which could have a material adverse effect on our operating results. Although SOFR is the ARRC’s recommended replacement rate, it is also possible that lenders may instead choose alternative replacement rates that may differ from LIBOR in ways similar to SOFR or in other ways that would result in higher interest costs for us. We cannot predict the effect of the decision not to sustain LIBOR, or the potential transition to SOFR or another alternative reference rate as LIBOR’s replacement.

As of December 31, 2022, 55.4% and 44.6% of our loans by principal amount were indexed to Term SOFR and LIBOR, respectively; and 60.5% and 39.5% of our outstanding floating rate financing arrangements bear interest indexed to Term SOFR and LIBOR, respectively. All of our LIBOR-based arrangements provide procedures for determining an alternative base rate in the event that LIBOR is discontinued. Regardless, there can be no assurances as to what additional alternative base rates may be and whether such base rate will be more or less favorable than LIBOR and any other unforeseen impacts of the potential discontinuation of LIBOR. Any changes, reforms or replacements relating to LIBOR could increase our interest expense and could have an adverse impact on the market for or value of any LIBOR-linked securities, loans, derivatives and other financial obligations or extensions of credit held by or due to us or on our overall financial condition or results of operations. In addition, there could be a mismatch between the timing of adjusting the floating base rate from LIBOR to an alternative base rate upon the discontinuation of LIBOR, between our financing arrangements and our loan investments, which may have an immediate and significant adverse impact on our results of operations and cash flows and the market value of our investments. We are monitoring the developments with respect to the potential phasing out of LIBOR and are working with our lenders and borrowers to minimize the impact of any LIBOR transition on our financial condition and results of operations, but can provide no assurances regarding the impact of the discontinuation of LIBOR.

We may be subject to counterparty risk associated with our debt obligations.

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

Hedging against interest rates or currency exposure may adversely affect our earnings, which could reduce our cash available for distribution to stockholders.

Subject to maintaining our qualification as a REIT, we may pursue various hedging strategies to seek to reduce our exposure to adverse changes in interest rates and fluctuations in currencies. Our hedging activity may vary in scope based on the level and volatility of interest rates, exchange rates, the type of assets held and other changing market conditions. Interest rate and currency hedging may fail to protect or could adversely affect us because, among other things:

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

We may be subject to counterparty risk associated with any hedging activities.

We may be subject to credit risk with respect to the counterparties to derivative contracts (whether a clearing corporation in the case of exchange-traded instruments or to our hedge counterparty in the case of OTC instruments). If a counterparty becomes bankrupt or otherwise fails to perform its obligations under a derivative contract due to financial difficulties, we may experience significant delays in obtaining any recovery under the derivative contract in a dissolution, assignment for the benefit of creditors, liquidation, winding-up, bankruptcy, or other analogous proceeding. In the event of the insolvency of a counterparty to a derivative transaction, the derivative transaction would typically be terminated at its fair market value. If we are owed this fair market value in the termination of the derivative transaction and our claim is unsecured, we will be treated as a general creditor of such counterparty, and will not have any claim with respect to the underlying security. We may obtain only a limited recovery or may obtain no recovery in such circumstances. In addition, the business failure of a hedging counterparty with whom we enter into a hedging transaction will most likely result in its default, which may result in the loss of unrealized profits and force us to cover our commitments, if any, at the then current market price.

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

We do not have any employees and are externally managed and advised by our Manager, an indirect subsidiary of KKR. Our Manager has significant discretion as to the implementation of our investment and operating policies and strategies. Accordingly, our success depends on the efforts, experience, diligence, skill and network of business contacts of the officers and key personnel of our Manager and its affiliates. Our Manager is managed by senior professionals of KKR Real Estate. These individuals evaluate, negotiate, execute and monitor our loans and investments and advise us regarding maintenance of our qualification as a REIT and exclusion from registration under the Investment Company Act; therefore, our success will depend on their skill and management expertise and continued service with our Manager and its affiliates. Furthermore, there is increasing competition among financial sponsors, investment banks and other real estate debt investors for hiring and retaining qualified investment professionals and there can be no assurance that such professionals will continue to be associated with us, our Manager or its affiliates or that any replacements will perform well. The departure of any of the officers or key personnel of our Manager and its affiliates could have a material adverse effect on our performance. In addition, pursuant to the terms of our Management Agreement, our Manager retains, for and on our behalf and at our expense, the services of certain other persons and firms as our Manager deems necessary or advisable in connection with managing our operations. We expect that certain of these providers will include affiliates of KKR and its portfolio companies as we expand our business and leverage service providers to manage our growth.

In addition, we can offer no assurance that our Manager will remain our investment manager or that we will continue to have access to our Manager’s officers and key personnel. The current term of the management agreement extends to December 31, 2023 and will be automatically renewed for additional one-year terms thereafter; provided, however, that our Manager may terminate the management agreement annually upon 180 days’ prior notice. If the management agreement is terminated and no suitable replacement is found to manage us, we may not be able to execute our business plan.

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

Our Manager has the ability to earn incentive fees each quarter based on our earnings, which may create an incentive for our Manager to invest in assets with higher yield potential, which are generally riskier or more speculative, or sell an asset prematurely for a gain, in an effort to increase our short-term net income and thereby increase the incentive fees to which it is entitled. In addition, we are required to reimburse our Manager or its affiliates for documented costs and expenses incurred by it and its affiliates on our behalf, except those specifically required to be borne by our Manager under our Management Agreement. Accordingly, to the extent that our Manager retains other parties to provide services to us, expenses allocable to us will increase. If our interests and those of our Manager are not aligned, the execution of our business plan and our results of operations could be adversely affected, which could adversely affect our results of operations and financial condition.

There are various conflicts of interest in our relationship with KKR, including with our Manager and in the allocation of investment opportunities to KKR investment vehicles and us, which could result in decisions that are not in the best interests of our stockholders.

As of December 31, 2022, KKR and its affiliates beneficially owned shares of our common stock providing them with an aggregate 14.5% of the total voting power of our company. By virtue of KKR’s stock ownership, KKR has the power to significantly influence our business and affairs and is able to influence the outcome of matters required to be submitted to stockholders for approval, including the election of our directors, amendments to our charter, mergers or sales of assets. In addition, we are managed by our Manager, a KKR affiliate, and our executive officers are employees of our Manager or one or more of its affiliates. Our Bylaws provide that, so long as our Manager or any of its affiliates serve as our manager, in order for an individual to be qualified to be nominated for election as a director or to serve as a director, the nominee together with all other individuals nominated for election and any individuals who will continue to serve as a director after such election must include at least one individual that is or was designated by KKR Group Holdings L.P. (successor to KKR Fund Holdings L.P.).
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

•KKR’s investment advisory and proprietary activities. KKR may make strategic investments or enter into transactions for operational funding purposes, which, in each case, will be investments or transactions that are not offered to us, and also may make opportunistic investments pursuant to investment strategies that mirror, or are similar to in whole or in part, investment strategies implemented by us and KKR on behalf of itself and KKR investment vehicles. For example, in February 2021, KKR acquired Global Atlantic Financial Group Limited (“Global Atlantic”), a leading retirement and life insurance company. Therefore, KKR and its affiliates (including Global Atlantic) may compete with, and have interests adverse to us. The existence of KKR, its affiliates and KKR investment vehicles investing in the same or similar investments that may be made by us could, among other adverse consequences, affect the terms of loans and other investments pursued by us and the demand for such financing. In such circumstances, KKR’s interest in maximizing the investment return of its proprietary entities creates a conflict of interest in that our Manager may be motivated to allocate more attractive investments to the proprietary entities under its management and allocate less attractive investments to us. Similarly, KKR may be motivated to allocate scarce investment opportunities to the proprietary entities under its management rather than to us. In the case of KKR’s allocation of investment opportunities between us and Global Atlantic, for example, we will continue to be KKR's primary vehicle for transitional senior loans, receiving first priority with respect to those investments, which have been our primary target asset since our IPO, while Global Atlantic will receive priority with respect to stabilized senior loan opportunities. Additionally, KKR has in the past given and is expected to continue to give advice or take action (including entering into short sales or other “opposite way trading” activities) with respect to the investments held by, and transactions of, KKR investment vehicles or proprietary entities of KKR that are different from or otherwise inconsistent with, the advice given or timing or nature of any action taken with respect to the investments held by us and our transactions. Additionally, the investment programs employed by KKR for KKR investment vehicles or proprietary entities of KKR could conflict with the transactions and strategies employed by our Manager in managing our company. Where our company, proprietary entities of KKR and KKR investment vehicles have provided financing to the same borrower, their interests may be in conflict irrespective of whether their investments are at different levels of the capital structure.

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

We currently conduct, and intend to continue to conduct, our operations so that we are not required to register as an investment company under the Investment Company Act. We believe we are not an investment company under Section 3(a)(1)(A) of the Investment Company Act because we do not engage primarily, or hold ourselves out as being engaged primarily, in the business of investing, reinvesting or trading in securities. In addition, we intend to conduct our operations so that we do not come within the definition of an investment company under Section 3(a)(1)(C) of the Investment Company Act because less than 40% of our total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis will consist of “investment securities” (the “40% test”). Excluded from the term “investment securities” (as defined in the Investment Company Act) are securities issued by majority-owned subsidiaries that are themselves not investment companies and are not relying on the exclusion from the definition of investment company set forth in Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act. Our interests in wholly-owned or majority-owned subsidiaries that qualify for the exclusion pursuant to Section 3(c)(5)(C), or Rule 3a-7, each as described below, or another exemption or exclusion under the Investment Company Act other than Section 3(c)(1) or Section 3(c)(7) thereof, do not constitute “investment securities.”

To maintain an exclusion from registration as an investment company, the securities issued to us by any wholly-owned or majority-owned subsidiaries that we may form in the future that are excluded from the definition of investment company under Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act, together with any other investment securities we may own, may not have a value in excess of 40% of the value of our total assets on an unconsolidated basis (exclusive of U.S. government securities and cash items). We will monitor our holdings to ensure ongoing compliance with this 40% test, but there can be no assurance that we will be able to maintain an exclusion from registration as an investment company. The 40% test limits the types of businesses in which we may engage through our subsidiaries. In addition, the assets we and our subsidiaries may originate or acquire are limited by the provisions of the Investment Company Act and the rules and regulations promulgated under the Investment Company Act, which may adversely affect our business.

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

Certain of our subsidiaries rely on the exclusion from the definition of investment company set forth in Rule 3a-7 under the Investment Company Act. We refer to these subsidiaries as our “CLO subsidiaries.” Rule 3a-7 under the Investment Company Act is available to certain structured financing vehicles that are engaged in the business of holding financial assets that, by their terms, convert into cash within a finite time period and that issue fixed income securities entitling holders to receive payments that depend primarily on the cash flows from these assets, provided that, among other things, the structured finance vehicle does not engage in certain portfolio management practices resembling those employed by management investment companies (e.g., mutual funds). Accordingly, each of these CLO subsidiaries is subject to an indenture (or similar transaction documents) that contains specific guidelines and restrictions limiting the discretion of the CLO subsidiary and its collateral manager, if applicable. In particular, these guidelines and restrictions prohibit the CLO subsidiary from acquiring and disposing of assets primarily for the purpose of recognizing gains or decreasing losses resulting from market value changes. Thus, a CLO subsidiary cannot acquire or dispose of assets primarily to enhance returns to the owner of the equity in the CLO subsidiary; however, subject to this limitation, sales and purchases of assets may be made so long as doing so does not violate guidelines contained in the CLO subsidiary’s relevant transaction documents. A CLO subsidiary generally can, for example, sell an asset if the collateral manager believes that its credit characteristic qualifies it as an impaired asset, subject to fulfilling the requirements set forth in Rule 3a-7 under the Investment Company Act and the CLO subsidiary’s relevant transaction documents. As a result of these restrictions, our CLO subsidiaries may suffer losses on their assets and we may suffer losses on our investments in those CLO subsidiaries.

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

To the extent that the SEC or its staff provide new specific guidance regarding any of the matters bearing upon the definition of investment company and the exemptions or exclusions to that definition, we may be required to adjust our strategy accordingly. Any additional guidance from the SEC or its staff could provide additional flexibility to us, or it could further inhibit our ability to pursue the strategies we have chosen.

There can be no assurance that we and our subsidiaries would be able to successfully avoid operating as an unregistered investment company. If it were established that we were an unregistered investment company, there would be a risk that we would be subject to monetary penalties and injunctive relief in an action brought by the SEC, that we would be unable to enforce contracts with third parties, that third parties could seek to obtain rescission of transactions undertaken during the period it was established that we were an unregistered investment company.

If we were required to register as an investment company under the Investment Company Act, we would become subject to substantial regulation with respect to our capital structure (including our ability to use borrowings or corporate leverage, which would have an adverse impact on our investment returns), management, operations, transactions with affiliated persons (as defined in the Investment Company Act) and portfolio composition, including disclosure requirements and restrictions with respect to diversification and industry concentration and other matters. Compliance with the Investment Company Act would, accordingly, limit our ability to make certain investments and require us to significantly restructure our business plan, which could materially adversely affect our ability to pay distributions to our stockholders.

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

Various laws and regulations currently exist that restrict the investment activities of banks and certain other financial institutions but do not apply to us, which we believe creates opportunities for us to participate in certain investments that are not available to these more regulated institutions. Any deregulation of the financial industry, including by amending the Dodd-Frank Act, may decrease the restrictions on banks and other financial institutions and would create more competition for investment opportunities that were previously not available to the financial industry. For example, in 2018, a bill was signed into law that eased the regulation and oversight of certain banks under the Dodd-Frank Act. See “Risks Related to Our Lending and Investment Activities—We operate in a competitive market for lending and investment opportunities, and competition may limit our ability to originate or acquire desirable loans and investments or dispose of assets we target and could also affect the yields of these assets and have a material adverse effect on our business, financial condition and results of operations.” Efforts by the current administration could have further impacts on our industry if previously enacted laws are amended or if new legislative or regulatory reforms are adopted. In addition, the change in administration has led and will lead to leadership changes at a number of U.S. federal regulatory agencies with oversight over the U.S. financial services industry. This poses uncertainty with respect to such agencies’ policy priorities and may lead to increased regulatory enforcement activity in the financial services industry. Although there is a substantial lack of clarity regarding the likelihood, timing and details of potential changes or reforms by the new administration and U.S. Congress, such changes or reforms may impose additional costs on our current or future investments, require the attention of senior management or result in other limitations on our business or investments. We are unable to predict at this time the effect of any such reforms.

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

Climate change, climate change-related initiative and regulation and the increased focus on environmental, social and governance issues, may adversely affect our business and financial results and damage our reputation.

Recently, there has been growing concern from advocacy groups, government agencies and the general public over the effects of climate change on the environment. Transition risks, such as government restrictions, standards or regulations intended to reduce greenhouse gas emissions and potential climate change impacts, are emerging and may increase in the future in the form of restrictions or additional requirements on the development of commercial real estate. Such restrictions and requirements could increase our costs or require additional technology and capital investment by our borrowers, which could adversely affect our results of operations. This is a particular concern in the western and northeastern United States, where some of the most extensive and stringent environmental laws and building construction standards in the U.S. have been enacted, and where we have properties securing our investment portfolio.

Additionally, ESG and other sustainability matters and our response to these matters could harm our business, including in areas such as diversity, equity and inclusion, human rights, climate change and environmental stewardship, support for local communities, corporate governance and transparency and considering ESG factors in our investment processes. Increasing governmental, investor and societal attention to ESG matters, including expanding mandatory and voluntary reporting, diligence, and disclosure on topics such as climate change, human capital, labor and risk oversight, could expand the nature, scope, and complexity of matters that we are required to control, assess and report. These factors may alter the environment in which we do business and may increase the ongoing costs of compliance and adversely impact our results of operations and cash flows. If we are unable to adequately address such ESG matters or we or our borrowers fail or are perceived to fail to comply with all laws, regulations, policies and related interpretations, it could negatively impact our reputation and our business results.

Further, significant physical effects of climate change including extreme weather events such as hurricanes or floods, can also have an adverse impact on certain of our borrowers’ properties. As the effects of climate change increase, we expect the frequency and impact of weather and climate related events and conditions to increase as well. While the geographic distribution of our portfolio somewhat limits our physical climate risk, some physical risk is inherent in the properties of our borrowers, particularly in certain borrowers’ locations and in the unknown potential for extreme weather or other events that could occur related to climate change.

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

As a public company, we are required to maintain internal controls over financial reporting and to report any material weaknesses in such internal controls. In addition, we are required to furnish a report by management on the effectiveness of our internal controls over financial reporting, pursuant to Section 404 of the Sarbanes-Oxley Act. Our independent registered public accounting firm is required to formally attest to the effectiveness of our internal controls over financial reporting on an annual basis. The process of designing, implementing and testing the internal controls over financial reporting required to comply with this obligation is time consuming, costly and complicated. If we identify material weaknesses in our internal controls over financial reporting, if we are unable to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner or to assert that our internal controls over financial reporting is effective or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal controls over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be negatively affected. We could also become subject to investigations by the stock exchange on which our securities are listed, the SEC or other regulatory authorities, which could require additional financial and management resources.

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

Even if we maintain our qualification as a REIT, we may become subject to U.S. federal income taxes and related state and local taxes, and foreign taxes. For example, net income from the sale of properties that are “dealer” properties sold by a REIT (a “prohibited transaction” under the Code) will be subject to a 100% tax. Our distributions may not be sufficient to avoid excise taxes applicable to REITs. Similarly, if we were to fail an income or asset test (and did not lose our REIT status because such failure was due to reasonable cause and not willful neglect), we would have to pay a penalty tax, which could be material. We also may decide to retain net capital gain we earn from the sale or other disposition of our investments and pay income tax directly on such income. In that event, our stockholders would be treated as if they earned that income and paid the tax on it directly. However, stockholders that are tax-exempt, such as charities or qualified pension plans, would have no benefit from their deemed payment of such tax liability unless they file U.S. federal income tax returns and seek a refund of such tax on such return. We also may be subject to state and local or foreign taxes on our income or property, including franchise, payroll, mortgage recording and transfer taxes, either directly or at the level of the other companies through which we indirectly own assets. For example, our domestic taxable REIT subsidiaries are subject to full U.S. federal, state, local and foreign corporate-level income taxes. Any taxes we pay directly or indirectly will reduce our cash available for distribution to stockholders.

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

In connection with our qualification as a REIT, we are required to annually distribute to our stockholders at least 90% of our REIT taxable income (which does not equal net income, as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding net capital gain. To satisfy this requirement, we may make distributions that are payable in cash and/or shares of our common stock at the election of each stockholder. As a publicly offered REIT, as long as at least 20% of the total dividend is available in cash and certain other requirements are satisfied, the IRS will treat the stock distribution as a dividend (to the extent applicable rules treat such distribution as being made out of our earnings and profits). This threshold has been temporarily reduced in the past and may be reduced in the future by IRS guidance. Taxable stockholders receiving such distributions will be required to include the full amount of such distributions as ordinary dividend income to the extent of our current or accumulated earnings and profits, as determined for U.S. federal income tax purposes. As a result, U.S. holders may be required to pay income taxes with respect to such distributions in excess of the cash portion of the distribution received. Accordingly, U.S. holders receiving a distribution of our shares may be required to sell shares received in such distribution or may be required to sell other stock or assets owned by them, at a time that may be disadvantageous, in order to satisfy any tax imposed on such distribution. If a U.S. holder sells the stock that it receives as part of the distribution in order to pay this tax, the sales proceeds may be less than the amount it must include in income with respect to the distribution, depending on the value of our shares at the time of the sale. Furthermore, with respect to certain non-U.S. holders, we may be required to withhold U.S. tax with respect to such distribution, including in respect of all or a portion of such distribution that is payable in stock, by withholding or disposing of part of the shares included in such distribution and using the proceeds of such disposition to satisfy the withholding tax imposed. In addition, if a significant number of our stockholders determine to sell shares of our common stock in order to pay taxes owed on dividend income, such sale may put downward pressure on the market price of our common stock.

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

The present U.S. federal income tax treatment of REITs may be modified, possibly with retroactive effect, by legislative, judicial, or administrative action at any time, which could affect the U.S. federal income tax treatment of an investment in us. The U.S. federal income tax rules dealing with REITs constantly are under review by persons involved in the legislative process, the IRS, and the U.S. Treasury, which results in statutory changes as well as frequent revisions to regulations and interpretations. We cannot predict when or if any new U.S. federal income tax law, regulation or administrative interpretation, or any amendment to any existing U.S. federal income tax law, regulation or administrative interpretation, will be adopted, promulgated or become effective and any such law, regulation or interpretation may take effect retroactively. Future revisions in the U.S. federal tax laws and interpretations thereof could affect or cause us to change our investments and commitments and affect the tax considerations of an investment in us.

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

On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022, or the IRA. The IRA includes numerous tax provisions that impact corporations, including the implementation of a corporate alternative minimum tax as well as a 1% excise tax on certain stock repurchases and economically similar transactions. However, REITs are excluded from the definition of an “applicable corporation” and therefore are not subject to the corporate alternative minimum tax. Additionally, the 1% excise tax specifically does not apply to stock repurchases by REITs. Any taxable REIT subsidiaries of ours operate as standalone corporations and therefore could be adversely affected by the IRA. We will continue to analyze and monitor the application of the IRA to our business; however, the effect of these changes on the value of our assets, shares of our common stock or market conditions generally, is uncertain.

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

Structural, Organizational and Operational Risks

Operational risks, including the risk of cyberattacks, may disrupt our business, result in losses or limit our growth.

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

As of December 31, 2022, KKR and its affiliates beneficially owned shares of our common stock providing them with an aggregate 14.5% of the total voting power of our company. By virtue of KKR’s stock ownership and voting power, KKR has the power to significantly influence our business and affairs and is able to influence the outcome of matters required to be submitted to stockholders for approval, including the election of our directors, amendments to our charter, mergers or sales of assets. The influence exerted by KKR over our business and affairs might not be consistent with the interests of some or all of our stockholders. In addition, the concentration of ownership in our officers or directors or stockholders associated with them may have the effect of delaying or preventing a change in control of our company, including transactions that would be in the best interests of our stockholders and would result in receipt of a premium to the price of our shares of common stock (and even if such change in control would not reasonably jeopardize our qualification as a REIT), and might negatively affect the market price of our common stock.

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

Issuance of stock without stockholder approval. Our charter authorizes our board of directors, without stockholder approval, to authorize the issuance of up to 300,000,000 shares of common stock and up to 50,000,000 shares of preferred stock. As of December 31, 2022, 13,160,000 shares of preferred stock are classified as 6.50% Series A Cumulative Redeemable Preferred Stock and one share of preferred stock is classified as special non-voting preferred stock. Our charter also authorizes our board of directors, without stockholder approval, to classify or reclassify any unissued shares of common stock and preferred stock into other classes or series of stock and to amend our charter to increase or decrease the aggregate number of shares of stock or the number of shares of stock of any class or series that are authorized by the charter to be issued. Preferred stock may be issued in one or more classes or series, the terms of which may be determined by our board of directors without further action by stockholders. Prior to issuance of any such class or series, our board of directors will set the terms of any such class or series, including the preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications and terms and conditions of redemption. The issuance of any preferred stock could materially adversely affect the rights of holders of common stock and, therefore, could reduce the value of the common stock. In addition, specific rights granted to future holders of our preferred stock could be used to restrict our ability to merge with, or sell assets to, a third party. The power of our board of directors to cause us to issue preferred stock could, in certain circumstances, make it more difficult, delay, discourage, prevent or make it more costly to acquire or effect a change in control under circumstances that otherwise could provide the holders of shares of our common stock with the opportunity to realize a premium over the then current market price.

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

ITEM 3. LEGAL PROCEEDINGS

The section entitled “Litigation” appearing in Note 14 of our consolidated financial statements included in this Form 10-K is incorporated herein by reference.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

On May 5, 2017, our common stock began trading on the NYSE under the symbol “KREF.” As of February 2, 2023, there were 20 holders of record of our common stock. This does not include the number of stockholders that hold shares in “street name” through banks or broker-dealers.

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

The following table sets forth the dividends declared on our common stock during each calendar quarter for 2022 and 2021:

Declaration Date	Record Date	Payment Date	Per Share
2022
March 15, 2022	March 31, 2022	April 15, 2022	$0.43
June 15, 2022	June 30, 2022	July 15, 2022	0.43
September 13, 2022	September 30, 2022	October 14, 2022	0.43
December 13, 2022	December 30, 2022	January 13, 2023	0.43
2021
March 15, 2021	March 31, 2021	April 15, 2021	$0.43
June 15, 2021	June 30, 2021	July 15, 2021	0.43
September 15, 2021	September 30, 2021	October 15, 2021	0.43
December 14, 2021	December 31, 2021	January 14, 2022	0.43

Stockholder Return Performance

The following graph is a comparison of the cumulative total stockholder return on shares of our common stock, the Russell 2000 Index (the “Russell 2000”), and the Bloomberg REIT Mortgage Index, a published industry index, from December 31, 2017 to December 31, 2022. The graph assumes that $100 was invested on December 31, 2017 in our common stock, the Russell 2000 and the Bloomberg REIT Mortgage Index and that all dividends were reinvested without the payment of any commissions. There can be no assurance that the performance of our shares will continue in line with the same or similar trends depicted in the graph below.
Total Return Performance

	Period Ended
	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022
KKR Real Estate Finance Trust, Inc.	$100.0	$104.2	$121.0	$117.8	$148.8	$110.4
Russell 2000	100.0	89.0	111.7	133.9	153.7	122.3
Bloomberg REIT Mortgage Index	100.0	97.1	120.0	93.4	109.8	83.1

Equity Compensation Plan Information

The following table summarizes information, as of December 31, 2022, relating to our equity compensation plans pursuant to which shares of our common stock or other equity securities may be granted from time to time:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights(1)	Weighted-average exercise price of outstanding options, warrants and rights(2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column 1)
Equity compensation plans approved by security holders	935,218	$—	2,356,275
Equity compensation plans not approved by security holders	—	—	—
Total	935,218	$—	2,356,275
(1)    Reflects the aggregate number of equity-based awards granted under our Amended and Restated KKR Real Estate Finance Trust Inc. 2016 Omnibus Incentive Plan that remained outstanding as of December 31, 2022. All of these awards were in the form of restricted stock units.
(2)    Restricted stock units are not exercisable for consideration.

Issuer Purchases of Equity Securities

Under the Company’s current share repurchase program, which was announced on June 15, 2020 and has no expiration date, the Company may repurchase up to $100.0 million of its common stock beginning July 1, 2020, of which up to $50.0 million may be repurchased under a pre-set trading plan meeting the requirements of Rule 10b5-1 under the Exchange Act that provides for repurchases of common stock when the market price per share is below book value per share (calculated in accordance with GAAP as of the end of the most recent quarterly period for which financial statements are available), and the remaining $50.0 million may be used for repurchases in the open market, pursuant to pre-set trading plans meeting the requirements of Rule 10b5-1 under the Exchange Act, in privately negotiated transactions or otherwise. The timing, manner, price and amount of any common stock repurchases will be determined by the Company in its discretion and will depend on a variety of factors, including legal requirements, price, liquidity and economic considerations, and market conditions. The program does not require the Company to repurchase any specific number of shares of common stock. The program does not have an expiration date and may be suspended, modified or discontinued at any time.

The following table sets forth the Company's repurchases of common stock during the three months ended December 31, 2022:

Period Beginning	Period Ending	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Amounts paid for shares purchased as part of publicly announced program	Approximate dollar value of shares that may yet be purchased under the program(A)
October 1, 2022	October 31, 2022	452,788	$16.41	2,085,370	$7,445,198	$64,214,533
November 1, 2022	November 30, 2022	—	—	2,085,370	—	64,214,533
December 1, 2022	December 31, 2022	—	—	2,085,370	—	64,214,533
Total/Average		452,788	$16.41		$7,445,198

(A) Includes $14.2 million reserved for repurchases at prices below the then book value per share under pre-set trading plans meeting the requirements of Rule 10b5-1 under the Exchange Act as of December 31, 2022.

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

2022 Highlights

Operating Results:

•Net Income Attributable to Common Stockholders of $15.4 million, or $0.23 per diluted share of common stock.
•Distributable Earnings of $109.6 million, or $1.62 per diluted share of common stock.
•Declared dividends of $1.72 per common share. The fourth quarter dividend of $0.43 per common share produced an annualized yield of 12.32% on our closing stock price as of December 31, 2022.

Investment Activity:

•Originated and funded $2,705.9 million and $1,818.4 million, respectively, relating to 25 floating-rate loans. 69% of 2022 origination secured by multifamily and industrial properties.
•Current loan portfolio of $7,800.5 million is 100% floating rate with a weighted average LTV of 66% as of December 31, 2022.
•In December 2022, we agreed to restructure a $161.0 million defaulted senior office loan into a senior mortgage loan and a junior mezzanine note, which is subordinate to a new senior mezzanine note held by the sponsor. As of December 31, 2022, $25.0 million was deemed uncollectible and written off.
Portfolio Financing:

•Non-mark-to-market financing is $4.9 billion as of December 31, 2022, representing 77% of our secured financing.
•Closed a $1.0 billion managed multifamily CLO with a two-year reinvestment period providing $847.5 million of non-mark-to-market and non-recourse financing equating to an 84.75% advance rate, at a weighted average cost of capital of Term SOFR+1.71% before transaction costs.
•Entered into three new asset specific financing facilities totaling $490.6 million, which provide non-recourse match-term asset-based financing on a non-mark-to-market basis.
•Entered into a new $350.0 million term lending agreement, which provides match-term financing on a non-mark-to-market basis with an option to increase the facility to $500.0 million.
•Increased the borrowing capacity of an existing $500.0 million term lending agreement to $1.0 billion, which provides match-term asset-based financing on a non-mark-to-market basis.
•Increased the borrowing capacity on the corporate revolving credit facility (“Revolver”) by $275.0 million to $610.0 million and extended the maturity date through March 2027.

Capital Markets Activity:

•Issued 6,210,000 shares of 6.5% Series A Cumulative Redeemable Preferred Stock (the “Series A Preferred Stock”), at a liquidation price of $25.00 per share, and received net proceeds of $151.2 million.
•Completed two underwriting public offerings totaling 9,244,155 shares of common stock, resulting in net proceeds of $187.5 million, before transaction costs.
•Repurchased 2,085,370 shares of our common stock for $35.8 million.

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

Earnings (Loss) Per Share and Dividends Declared

The following table sets forth the calculation of basic and diluted net income (loss) per share and dividends declared per share (amounts in thousands, except share and per share data):

	Three Months Ended December 31,	Year Ended December 31,
	2022	2022	2021
Net income attributable to common stockholders	$14,602	$15,371	$125,635
Weighted-average number of shares of common stock outstanding
Basic	69,109,790	67,553,578	56,571,200
Diluted	69,109,790	67,553,578	56,783,388
Net income per share, basic	$0.21	$0.23	$2.22
Net income per share, diluted	$0.21	$0.23	$2.21
Dividends declared per share	$0.43	$1.72	$1.72

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

The table below reconciles the weighted average diluted shares under GAAP to the weighted average diluted shares used for Distributable Earnings:

	Three Months Ended December 31,	Year Ended December 31,
	2022	2022	2021
Diluted weighted average common shares outstanding, GAAP	69,109,790	67,553,578	56,783,388
Less: Dilutive shares under assumed conversion of the Convertible Notes (ASU 2020-06)	—	—	—
Less: Anti-dilutive restricted stock units	—	—	—
Diluted weighted average common shares outstanding, Distributable Earnings	69,109,790	67,553,578	56,783,388

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

(1)    For purposes of calculating incentive compensation under our Management Agreement, adjusted equity excludes: (i) the effects of equity issued that provides for fixed distributions or other debt characteristics and (ii) the unrealized provision for (reversal of) credit losses.

The following table provides a reconciliation of GAAP net income attributable to common stockholders to Distributable Earnings (amounts in thousands, except share and per share data):

	Three Months Ended December 31,	Year Ended December 31,
	2022	2022	2021
Net Income (Loss) Attributable to Common Stockholders	$14,602	$15,371	$125,635
Adjustments
Non-cash equity compensation expense	1,494	7,835	7,428
Unrealized (gains) or losses, net(A)	(25)	(1,326)	1,059
Provision for (reversal of) credit losses, net	21,189	112,373	(4,059)
Non-cash convertible notes discount amortization	91	361	361
Loan write-offs(B)	(25,000)	(25,000)	(32,905)
Gain on redemption of non-voting manager units	—	—	(5,126)
Distributable Earnings	$12,351	$109,614	$92,393
Weighted average number of shares of common stock outstanding
Basic	69,109,790	67,553,578	56,571,200
Adjusted Diluted Shares Outstanding(C)	69,109,790	67,553,578	56,783,388
Distributable Earnings per Diluted Weighted Average Share	$0.18	$1.62	$1.63
(A)    Includes $0.0 million, ($1.3) million and ($2.2) million of unrealized mark-to-market adjustment to our RECOP I's underlying CMBS investments for the three months ended December 31, 2022 and for the years ended December 31, 2022 and 2021, respectively.
(B)    Includes a $25.0 million write-off of a defaulted senior office loan, a portion of which was deemed uncollectible during the year ended December 31, 2022. Includes a $32.1 million write-off on a defaulted senior retail loan which we took title of the underlying property and a $0.9 million write-off of the remaining balance on an impaired mezzanine retail loan during the year ended December 31, 2021.

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

Book Value per Share

We believe that book value per share is helpful to stockholders in evaluating the growth of our company as we have scaled our equity capital base and continue to invest in our target assets. The following table calculates our book value per share of common stock (amounts in thousands, except share and per share data):

	Year Ended December 31,
	2022	2021
KKR Real Estate Finance Trust Inc. stockholders' equity	$1,571,538	$1,361,434
Series A preferred stock (liquidation preference of $25.00 per share)	(327,750)	(172,500)
Common stockholders' equity	$1,243,788	$1,188,934
Shares of common stock issued and outstanding at period end	69,095,011	61,370,732
Book value per share of common stock	$18.00	$19.37

Book value as of December 31, 2022 included the impact of an estimated CECL credit loss allowance of $111.1 million, or ($1.61) per common share. See Note 2 — Summary of Significant Accounting Policies, to our consolidated financial statements included in this Form 10-K for detailed discussion of allowance for credit losses.

Our Portfolio

We have established a $7,916.4 million portfolio of diversified investments, consisting primarily of senior and mezzanine commercial real estate loans as of December 31, 2022.

During the year ended December 31, 2022, we collected 100% of interest payments due on our loan portfolio. As of December 31, 2022, the average risk rating of our loan portfolio was 3.2, weighted by total loan exposure. As of December 31, 2022, the average loan commitment in our portfolio was $123.2 million and multifamily and industrial loans comprised 57% of our loan portfolio.

In addition, as a result of taking title to the collateral of one defaulted senior retail loan, we owned one REO asset with a net carrying value of $80.2 million, comprised of the fair value of the acquired retail property and capitalized transaction and redevelopment costs, as of December 31, 2022. This property is held for investment and reflected on our consolidated balance sheet.

Since our IPO, we have continued to execute on our primary investment strategy of originating floating-rate transitional senior loans and, as we continue to scale our loan portfolio, we expect that our originations will continue to be heavily weighted toward floating-rate loans. As of December 31, 2022, 100% of our loans by total loan exposure earned a floating rate of interest. We expect the majority of our future investment activity to focus on originating floating-rate senior loans that we finance with our repurchase and other financing facilities, with a secondary focus on originating floating-rate loans for which we syndicate a senior position and retain a subordinated interest for our portfolio. As of December 31, 2022, all of our investments were located in the United States.

The following charts illustrate the diversification and composition of our loan portfolio(A), based on type of investment, interest rate, underlying property type, geographic location, vintage and LTV as of December 31, 2022:

The charts above are based on total outstanding principal amount of our commercial real estate loans.

(A)    Excludes: (i) one REO retail asset with net carrying value of $80.2 million as of December 31, 2022, (ii) CMBS B-Piece investments held through RECOP I, an equity method investment and (iii) one impaired mezzanine loan with an outstanding principal of $5.5 million that was fully written off.
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
(D)    Other property type includes Condo (Residential) (3%), Student Housing (1%), Single Family Rental (<1%) and Self-Storage (<1%).

(E)    Excludes one real estate corporate loan to a multifamily operator with an outstanding principal amount of $40.4 million, representing 0.5% of our commercial real estate loans as of December 31, 2022.
(F)    LTV is generally based on the initial loan amount divided by the as-is appraised value as of the date the loan was originated or by the current principal amount as of the date of the most recent as-is appraised value. Weighted average LTV excludes risk-rated 5 loans.

The following table details our quarterly loan activity (dollars in thousands):

	Three Months Ended				Year Ended
	March 31, 2022	June 30, 2022	September 30, 2022	December 31, 2022	December 31, 2022	December 31, 2021
Loan originations	$843,624	$1,034,191	$457,685	$370,400	$2,705,900	$4,843.498
Loan fundings(A)	$744,192	$1,077,132	$224,724	$423,330	$2,469,378	$3,958,072
Loan repayments/syndications	(282,282)	(444,313)	(387,264)	(209,152)	(1,323,011)	(2,129,976)
Net fundings	461,910	632,819	(162,540)	214,178	1,146,367	1,828,096
PIK interest	464	479	470	457	1,870	2,094
Write-off (B)	—	—	—	(25,000)	(25,000)	(32,905)
Transfer to REO	—	—	—	—	—	(77,516)
Total activity	$462,374	$633,298	$(162,070)	$189,635	$1,123,237	$1,719,769
(A)    Includes initial funding of new loans and additional fundings made under existing loans.
(B)     Includes a $25.0 million write-off on a portion of a $161.0 million defaulted senior office loan that was deemed uncollectible during the year ended December 31, 2022.

The following table details overall statistics for our loan portfolio as of December 31, 2022 (dollars in thousands):

		Total Loan Exposure(A)
	Balance Sheet Portfolio	Total Loan Portfolio	Floating Rate Loans	Fixed Rate Loans
Number of loans	77	76	76	—
Principal balance	$7,567,892	$7,800,477	$7,800,477	$—
Amortized cost	$7,494,138	$7,757,224	$7,757,224	$—
Unfunded loan commitments(B)	$1,539,704	$1,539,704	$1,539,704	$—
Weighted-average cash coupon(C)	7.8%	+3.4%	+3.4%	n.a.
Weighted-average all-in yield(C)	8.0%	+3.6%	+3.6%	n.a.
Weighted-average maximum maturity (years)(D)	3.3	3.3	3.3	n.a.
LTV(E)	66%	66%	66%	n.a.

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
(C)     As of December 31, 2022, 55.4% and 44.6% of floating rate loans by loan exposure were indexed to Term SOFR and LIBOR, respectively. In addition to cash coupon, all-in yield includes the amortization of deferred origination fees, loan origination costs and purchase discounts.
(D)     Maximum maturity assumes all extension options are exercised by the borrower; however, our loans may be repaid prior to such date. As of December 31, 2022, based on total loan exposure, 58.0% of our loans were subject to yield maintenance or other prepayment restrictions and 42.0% were open to repayment by the borrower without penalty.
(E)     LTV is generally based on the initial loan amount divided by the as-is appraised value as of the date the loan was originated or by the current principal amount as of the date of the most recent as-is appraised value. Weighted average LTV excludes risk-rated 5 loans and one real estate corporate loan to a multifamily operator with an outstanding principal amount of $40.4 million as of December 31, 2022.

The table below sets forth additional information relating to our portfolio as of December 31, 2022 (dollars in millions):

	Investment(A)	Location	Property Type	Investment Date	Total Whole Loan(B)	Committed Principal Amount(B)	Current Principal Amount	Net Equity(C)	Coupon(D)(E)		Max Remaining Term (Years)(D)(F)	Loan Per SF / Unit / Key(G)	LTV(D)(H)	Risk Rating
	Senior Loans(I)
1	Senior Loan	Arlington, VA	Multifamily	9/30/2021	$381.0	$381.0	$361.5	$79.1	+	3.3%	3.8	$ 325,707 / unit	69%	3
2	Senior Loan	Boston, MA	Life Science	8/3/2022	312.5	312.5	85.7	10.1	+	4.2	4.6	$ 747 / SF	56	3
3	Senior Loan	Bellevue, WA	Office	9/13/2021	520.8	260.4	104.7	29.4	+	3.6	4.3	$ 855 / SF	63	3
4	Senior Loan	Los Angeles, CA	Multifamily	2/19/2021	260.0	260.0	250.0	38.4	+	3.6	3.2	$ 466,400 / unit	68	3
5	Senior Loan	Various	Industrial	4/28/2022	504.5	252.3	252.3	49.3	+	2.7	4.4	$ 98 / SF	64	3
6	Senior Loan	Mountain View, CA	Office	7/14/2021	362.8	250.0	195.3	49.0	+	3.4	3.6	$ 636 / SF	73	4
7	Senior Loan	Bronx, NY	Industrial	8/27/2021	381.2	228.7	156.7	40.3	+	4.2	3.7	$ 277 / SF	52	3
8	Senior Loan	Various	Multifamily	5/31/2019	216.5	216.5	216.5	39.2	+	4.0	1.4	$ 202,336 / unit	74	3
9	Senior Loan	Minneapolis, MN	Office	11/13/2017	194.4	194.4	194.4	87.6	+	3.8	0.3	$ 179 / SF	n.a.	5
10	Senior Loan	Various	Industrial	6/15/2022	375.5	187.8	142.2	27.6	+	2.9	4.5	$ 102 / SF	50	3
11	Senior Loan	Washington, D.C.	Office	11/9/2021	187.7	187.7	167.2	49.1	+	3.3	3.9	$ 469 / SF	55	3
12	Senior Loan	Boston, MA	Office	2/4/2021	375.0	187.5	187.5	37.4	+	3.3	3.1	$ 506 / SF	71	3
13	Senior Loan	New York, NY	Condo (Residential)	12/20/2018	186.1	186.1	177.8	56.2	+	3.6	1.0	$ 1,393 / SF	69	3
14	Senior Loan	The Woodlands, TX	Hospitality	9/15/2021	183.3	183.3	173.8	33.8	+	4.2	3.8	$ 191,243 / key	64	3
15	Senior Loan	Philadelphia, PA	Office	4/11/2019	182.6	182.6	158.8	26.9	+	2.6	1.4	$ 222 / SF	n.a.	5
16	Senior Loan	Washington, D.C.	Office	12/20/2019	175.5	175.5	149.0	42.4	+	3.4	2.0	$ 729 / SF	58	4
17	Senior Loan	West Palm Beach, FL	Multifamily	12/29/2021	171.5	171.5	170.2	26.2	+	2.8	4.0	$ 209,632 / unit	73	3
18	Senior Loan	Boston, MA	Life Science	4/27/2021	332.3	166.2	139.5	27.7	+	3.6	3.4	$ 579 / SF	66	3
19	Senior Loan	Various	Self-Storage	12/21/2022	320.0	160.0	20.1	3.5	+	3.8	5.0	$ 34 / SF	61	3
20	Senior Loan	Oakland, CA	Office	10/23/2020	509.9	159.7	134.1	21.1	+	4.3	2.9	$ 412 / SF	54	3
21	Senior Loan	Plano, TX	Office	2/6/2020	153.7	153.7	148.0	25.0	+	2.7	2.1	$ 205 / SF	63	3
22	Senior Loan	Chicago, IL	Office	7/15/2019	150.0	150.0	118.2	21.0	+	3.3	1.6	$ 114 / SF	57	3
23	Senior Loan	Redwood City, CA	Life Science	9/30/2022	580.7	145.2	—	(1.4)	+	4.5	4.8	$ 885 / SF	53	3
24	Senior Loan(J)	Various	Industrial	6/30/2021	283.6	141.8	71.9	70.6	+	5.5	3.5	$ 72 / SF	62	3
25	Senior Loan	Seattle, WA	Life Science	10/1/2021	188.0	140.3	111.2	29.7	+	3.1	3.8	$ 710 / SF	69	3
26	Senior Loan	Dallas, TX	Office	12/10/2021	138.0	138.0	136.5	25.9	+	3.7	3.9	$ 434 / SF	68	3
27	Senior Loan	Boston, MA	Multifamily	3/29/2019	137.0	137.0	137.0	30.8	+	3.4	1.3	$ 351,282 / unit	59	3
28	Senior Loan(K)	Philadelphia, PA	Office	6/19/2018	136.0	136.0	136.0	136.8	+	3.5	0.5	$ 139 / SF	n.a.	5
29	Senior Loan	Arlington, VA	Multifamily	1/20/2022	135.3	135.3	131.4	32.3	+	2.9	4.1	$ 438,078 / unit	65	3
30	Senior Loan	Fontana, CA	Industrial	5/11/2021	132.0	132.0	88.4	59.5	+	4.7	3.4	$ 113 / SF	64	3
31	Senior Loan	Fort Lauderdale, FL	Hospitality	11/9/2018	130.0	130.0	130.0	24.1	+	3.5	0.9	$ 375,723 / key	66	3
32	Senior Loan	San Carlos, CA	Life Science	2/1/2022	195.9	125.0	87.8	21.3	+	3.6	4.1	$ 599 / SF	68	3
33	Senior Loan	Irving, TX	Multifamily	4/22/2021	117.6	117.6	112.5	17.7	+	3.3	3.4	$ 123,877 / unit	70	3
34	Senior Loan	Cambridge, MA	Life Science	12/22/2021	401.3	115.7	67.4	18.9	+	4.0	4.0	$ 1,072 / SF	51	3
35	Senior Loan	Pittsburgh, PA	Student Housing	6/8/2021	112.5	112.5	112.5	17.1	+	2.9	3.4	$ 155,602 / unit	74	3
36	Senior Loan	Miami, FL	Multifamily	10/28/2022	110.4	110.4	94.0	22.5	+	3.8	4.9	$ 333,333 / unit	51	3
37	Senior Loan	Las Vegas, NV	Multifamily	12/28/2021	106.3	106.3	102.0	19.9	+	2.7	4.0	$ 193,182 / unit	61	3

	Investment(A)	Location	Property Type	Investment Date	Total Whole Loan(B)	Committed Principal Amount(B)	Current Principal Amount	Net Equity(C)	Coupon(D)(E)		Max Remaining Term (Years)(D)(F)	Loan Per SF / Unit / Key(G)	LTV(D)(H)	Risk Rating
38	Senior Loan	Doral, FL	Multifamily	12/10/2021	212.0	106.0	106.0	21.0	+	2.8	3.9	$ 335,975 / unit	77	3
39	Senior Loan	San Diego, CA	Multifamily	10/20/2021	103.5	103.5	103.5	18.6	+	2.8	3.9	$ 448,052 / unit	71	3
40	Senior Loan	Orlando, FL	Multifamily	12/14/2021	102.4	102.4	88.9	21.6	+	3.1	4.0	$ 234,565 / unit	74	3
41	Senior Loan	West Hollywood, CA	Multifamily	1/26/2022	102.0	102.0	102.0	15.3	+	3.0	4.1	$ 2,756,757 / unit	65	4
42	Senior Loan	Boston, MA	Industrial	6/28/2022	285.5	100.0	98.7	19.6	+	3.0	4.5	$ 197 / SF	52	3
43	Senior Loan	Washington, D.C.	Office	1/13/2022	228.5	100.0	58.7	10.2	+	3.2	5.1	$ 215 / SF	55	3
44	Senior Loan	Phoenix, AZ	Industrial	1/13/2022	195.3	100.0	41.9	11.6	+	4.0	4.1	$ 57 / SF	57	3
45	Senior Loan	Cary, NC	Multifamily	11/21/2022	100.0	100.0	93.3	17.5	+	3.4	4.9	$ 239,231 / unit	63	3
46	Senior Loan	Brisbane, CA	Life Science	7/22/2021	95.0	95.0	90.8	17.7	+	3.1	3.6	$ 784 / SF	71	3
47	Senior Loan	Brandon, FL	Multifamily	1/13/2022	90.3	90.3	64.4	9.0	+	3.1	4.1	$ 192,188 / unit	75	3
48	Senior Loan	Dallas, TX	Multifamily	12/23/2021	90.0	90.0	77.5	15.0	+	2.8	4.0	$ 238,488 / unit	67	3
49	Senior Loan	Miami, FL	Multifamily	10/14/2021	89.5	89.5	89.5	17.2	+	2.9	3.9	$ 304,422 / unit	76	3
50	Senior Loan	Dallas, TX	Office	1/22/2021	87.0	87.0	87.0	21.2	+	3.3	3.1	$ 294 / SF	65	3
51	Senior Loan	Charlotte, NC	Multifamily	12/14/2021	86.8	86.8	76.0	11.0	+	3.1	4.0	$ 206,522 / unit	74	3
52	Senior Loan	San Antonio, TX	Multifamily	6/1/2022	246.5	86.3	80.3	19.7	+	2.8	4.4	$ 88,134 / unit	68	3
53	Senior Loan	Scottsdale, AZ	Multifamily	5/9/2022	169.0	84.5	84.5	12.8	+	2.9	4.4	$ 457,995 / unit	64	3
54	Senior Loan	Raleigh, NC	Multifamily	4/27/2022	82.9	82.9	77.7	16.0	+	3.0	4.4	$ 242,761 / unit	68	3
55	Senior Loan	Hollywood, FL	Multifamily	12/20/2021	81.0	81.0	81.0	14.8	+	3.0	4.0	$ 327,935 / unit	74	3
56	Senior Loan	Phoenix, AZ	Single Family Rental	4/22/2021	72.1	72.1	40.2	11.7	+	4.8	3.4	$ 157,092 / unit	50	3
57	Senior Loan	Arlington, VA	Multifamily	10/23/2020	141.8	70.9	70.9	11.7	+	3.8	2.8	$ 393,858 / unit	73	3
58	Senior Loan	Denver, CO	Multifamily	9/14/2021	70.3	70.3	69.9	11.8	+	2.7	3.8	$ 288,951 / unit	78	3
59	Senior Loan	Washington, D.C.	Multifamily	12/4/2020	69.0	69.0	66.7	10.9	+	3.5	2.9	$ 266,727 / unit	63	3
60	Senior Loan	Dallas, TX	Multifamily	8/18/2021	68.2	68.2	68.2	10.0	+	3.9	3.7	$ 189,444 / unit	70	3
61	Senior Loan	Manassas Park, VA	Multifamily	2/25/2022	68.0	68.0	68.0	13.2	+	2.7	4.2	$ 223,684 / unit	73	3
62	Senior Loan	Plano, TX	Multifamily	3/31/2022	67.8	67.8	65.8	18.8	+	2.8	4.3	$ 247,505 / unit	75	3
63	Senior Loan	Nashville, TN	Hospitality	12/9/2021	66.0	66.0	64.7	10.3	+	3.6	4.0	$ 281,237 / key	68	3
64	Senior Loan	Atlanta, GA	Multifamily	12/10/2021	61.5	61.5	57.8	14.4	+	3.0	4.0	$ 191,491 / unit	67	3
65	Senior Loan	Durham, NC	Multifamily	12/15/2021	60.0	60.0	53.6	9.6	+	3.0	4.0	$ 155,225 / unit	67	3
66	Senior Loan	San Antonio, TX	Multifamily	4/20/2022	57.6	57.6	55.9	10.7	+	2.7	4.4	$ 163,441 / unit	79	3
67	Senior Loan	Sharon, MA	Multifamily	12/1/2021	56.9	56.9	56.9	8.4	+	2.8	3.9	$ 296,484 / unit	70	3
68	Senior Loan	Queens, NY	Industrial	2/22/2022	55.3	55.3	52.7	13.6	+	4.0	1.2	$ 85 / SF	68	3
69	Senior Loan	Reno, NV	Industrial	4/28/2022	140.4	50.5	50.5	11.1	+	2.7	4.4	$ 117 / SF	74	3
70	Senior Loan	Carrollton, TX	Multifamily	4/1/2022	48.5	48.5	45.6	13.8	+	2.9	4.3	$ 142,435 / unit	74	3
71	Senior Loan	Dallas, TX	Multifamily	4/1/2022	43.9	43.9	40.3	11.3	+	2.9	4.3	$ 113,142 / unit	73	3
72	Senior Loan	Georgetown, TX	Multifamily	12/16/2021	41.8	41.8	41.8	10.2	+	3.4	4.0	$ 199,048 / unit	68	3
73	Senior Loan	San Diego, CA	Multifamily	4/29/2022	203.0	40.0	39.1	6.8	+	2.6	4.4	$ 449,065 / unit	63	3
74	Senior Loan(L)	New York, NY	Condo (Residential)	8/4/2017	20.1	20.1	20.1	20.1	+	4.2	0.3	$ 1,061 / SF	73	3
75	Senior Loan	Denver, CO	Industrial	12/11/2020	15.4	15.4	7.4	3.3	+	3.8	3.0	$ 47 / SF	61	3
	Total/Weighted Average Senior Loans Unlevered				$13,216.4	$9,321.3	$7,760.0	$1,867.7	+	3.3%	3.3		66%	3.2

	Investment(A)	Location	Property Type	Investment Date	Total Whole Loan(B)	Committed Principal Amount(B)	Current Principal Amount	Net Equity(C)	Coupon(D)(E)		Max Remaining Term (Years)(D)(F)	Loan Per SF / Unit / Key(G)	LTV(D)(H)	Risk Rating
	Non-Senior Loans
1	Corporate	n.a.	Multifamily	12/11/2020	101.1	40.4	40.4	40.2	+	12.0	3.0	n.a.	n.a.	3
	Total/Weighted Average Non-Senior Loans Unlevered				$101.1	$40.4	$40.4	$40.2	+	12.0%	3.0		n.a.	3.0
	CMBS B-Pieces
1	RECOP I(M)	Various	Various	2/13/2017	n.a.	40.0	35.7	35.7		4.7	6.4	n.a.	58	n.a.
	Total/Weighted Average CMBS B-Pieces Unlevered					$40.0	$35.7	$35.7		4.7%	6.4		58%
	Real Estate Owned
1	Real Estate Asset	Portland, OR	Retail	12/16/2021	n.a.	n.a.	80.2	80.2		n.a.	n.a.	n.a.	n.a.	n.a.
	Total/Weighted Average Real Estate Owned						$80.2	$80.2
	Grand Total / Weighted Average					$9,401.8	$7,916.4	$2,023.8		7.8%	3.3		66%	3.2
*    Numbers presented may not foot due to rounding.

(A)    Our total portfolio represents the current principal amount on senior, mezzanine and corporate loans, net equity in RECOP I, which holds CMBS B-Piece investments, and net carrying value of our sole REO investment. Excludes one impaired mezzanine loan with an outstanding principal of $5.5 million that was fully written off.
For Senior Loan 12, the total whole loan is $375.0 million, co-originated and co-funded by us and a KKR affiliate. Our interest was 50% of the loan or $187.5 million, of which $150.0 million in senior notes were syndicated to a third party. Post syndication, we retained a mezzanine loan with a commitment of $37.5 million, fully funded as of December 31, 2022, at an interest rate of L+7.9%.
For Senior Loan 20, the total whole loan is $509.9 million, co-originated and co-funded by us and a KKR affiliate. Our interest was 31% of the loan or $159.7 million, of which $134.7 million in senior notes were syndicated to third party lenders. Post syndication, we retained a mezzanine loan with a commitment of $25.0 million, of which $21.0 million was funded as of December 31, 2022, at an interest rate of L+12.9%.
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
(E)    Coupon expressed as spread over the relevant floating benchmark rates, which include LIBOR and Term SOFR, as applicable to each loan. As of December 31, 2022, 55.4% and 44.6% of our loans by principal amount earned a floating rate of interest indexed to Term SOFR and LIBOR, respectively.
(F)    Max remaining term (years) assumes all extension options are exercised, if applicable.
(G)    Loan Per SF / Unit / Key is based on the current principal amount divided by the current SF / Unit / Key. For Senior Loans 2, 3, 7, 23, 24, 30, 34, 44, 56, and 75, Loan Per SF / Unit / Key is calculated as the total commitment amount of the loan divided by the proposed SF / Unit / Key.
(H)    For senior loans, LTV is generally based on the initial loan amount divided by the as-is appraised value as of the date the loan was originated or by the current principal amount as of the date of the most recent as-is appraised value; for mezzanine loans, LTV is based on the current balance of the whole loan divided by the as-is appraised value as of the date the loan was originated; for RECOP I CMBS B-Pieces, LTV is based on the weighted average LTV of the underlying loan pool at issuance. Weighted Average LTV excludes risk rated-5 loans and one fully funded corporate loan to a multifamily operator with an outstanding principal amount of $40.4 million.
For Senior Loans 13 and 74, LTV is based on the current principal amount divided by the adjusted appraised gross sellout value net of sales cost.
For Senior Loans 2, 3, 7, 23, 24, 30, 34, 44, 56, and 75, LTV is calculated as the total commitment amount of the loan divided by the as-stabilized value as of the date the loan was originated.
(I)    Senior loans include senior mortgages and similar credit quality investments, including junior participations in our originated senior loans for which we have syndicated the senior participations and retained the junior participations for our portfolio and excludes vertical loan participations.
(J)    For Senior Loan 24, the total whole loan facility is $283.6 million, co-originated and co-funded by us and a KKR affiliate. Our interest was 50% of the facility or $141.8 million. The facility is comprised of individual cross-collateralized whole loans. As of December 31, 2022, there were ten underlying senior loans in the facility with a commitment of $141.8 million and outstanding principal of $71.9 million.
(K)    For Senior Loan 28, Total Whole Loan, Committed Principal Amount, and Current Principal Amount are shown net of a $25.0 million write-off.
(L)    For Senior Loan 74, Loan per SF of $1,061 is based on the allocated loan amount of the residential units. Excluding the value of the retail and parking components of the collateral, the Loan per SF is $2,321 based on allocating the full amount of the loan to only the residential units.
(M)    Represents our investment in an aggregator vehicle alongside RECOP I that invests in CMBS B-Pieces. Committed principal represents our total commitment to the aggregator vehicle whereas current principal represents the current funded amount.

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

In addition to ongoing asset management, our Manager performs a quarterly review of our portfolio whereby each loan is assigned a risk rating of 1 through 5, from lowest risk to highest risk. Our Manager is responsible for reviewing, assigning and updating the risk ratings for each loan at least once per quarter. The risk ratings are based on many factors, including, but not limited to, underlying real estate performance and asset value, values of comparable properties, durability and quality of property cash flows, sponsor experience and financial wherewithal, and the existence of a risk-mitigating loan structure. Additional key considerations include LTVs, debt service coverage ratios, real estate and credit market dynamics, and risk of default or principal loss. Based on a five-point scale, our loans are rated "1" through "5," from less risk to greater risk, which ratings are defined as follows: 1 (Very Low Risk); 2 (Low Risk); 3 (Medium Risk); 4 (High Risk/Potential for Loss); and 5 (Impaired/Loss Likely).

As of December 31, 2022, the average risk rating of our loan portfolio was 3.2, weighted by total loan exposure, as compared to 2.9 as of December 31, 2021.

December 31, 2022					December 31, 2021
Risk Rating	Number of Loans	Carrying Value	Total Loan Exposure(A)	Total Loan Exposure %	Number of Loans	Carrying Value	Total Loan Exposure(A)	Total Loan Exposure %
1	—	$—	$—	—%	1	$243,549	$243,552	3.6%
2	—	—	—	—	3	410,293	411,424	6.2
3	70	6,560,166	6,864,941	88.0	54	5,268,590	5,627,927	84.3
4	3	443,957	446,322	5.7	4	394,301	394,336	5.9
5	4	490,015	489,214	6.3	1	—	—	—
Total loan receivable	77	$7,494,138	$7,800,477	100.0%	63	$6,316,733	$6,677,239	100.0%
Allowance for credit losses		(106,974)				(22,244)
Loan receivable, net		$7,387,164				$6,294,489

(A)    In certain instances, we finance our loans through the non-recourse sale of a senior interest that is not included in our consolidated financial statements under GAAP. Total loan exposure includes the entire loan we originated and financed, including $263.1 million and $318.6 million of such non-consolidated senior interests as of December 31, 2022 and 2021, respectively.

As of December 31, 2022, we had one risk-rated 5 senior office loan located in Philadelphia, PA, which was past its current maturity date of September 2022. In December 2022, we agreed to restructure the $161.0 million defaulted loan and $25.0 million of which was deemed uncollectible and written off. The loan had an amortized cost of $136.8 million and was not pledged to any secured financing facility as of December 31, 2022. The loan is current on contractual interest payments and paid its January 2023 monthly interest payment subsequent to year end. We closed the loan modification in January 2023. Refer to Note 18 of our consolidated financial statements for additional information.

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

Portfolio Financing

Our portfolio financing arrangements include term loan facility, term lending agreements, collateralized loan obligations, secured term loan, warehouse facility, asset specific financing, non-consolidated senior interest (collectively “Non-Mark-to-Market Financing Sources”) and master repurchase agreements.

Our Non-Mark-to-Market Financing Sources, which accounted for 77% of our total secured financing (excluding our corporate revolver) as of December 31, 2022, are not subject to credit or capital markets mark-to-market provisions. The remaining 23% of our secured borrowings, which is primarily comprised of three master repurchase agreements, are only subject to credit marks.

We continue to expand and diversify our financing sources, especially those sources that provide non-mark-to-market financing, reducing our exposure to market volatility.

The following table summarizes our portfolio financing (dollars in thousands):

		Portfolio Financing Outstanding Principal Balance
	Non-/Mark-to-Market	December 31, 2022	December 31, 2021
Master repurchase agreements	Mark-to-Credit	$1,436,166	$1,554,808
Collateralized loan obligations	Non-Mark-to-Market	1,942,750	1,095,250
Term lending agreements	Non-Mark-to-Market	1,391,490	1,117,627
Term loan facility	Non-Mark-to-Market	631,557	870,458
Secured term loan	Non-Mark-to-Market	346,500	350,000
Asset specific financing	Non-Mark-to-Market	311,488	60,000
Warehouse facility	Non-Mark-to-Market	—	—
Non-consolidated senior interests	Non-Mark-to-Market	263,086	318,634
Total portfolio financing		$6,323,037	$5,366,777

Financing Agreements

The following table details our financing agreements (dollars in thousands):

	December 31, 2022
	Maximum	Collateral	Borrowings
	Facility Size(A)	Assets(B)	Potential(C)	Outstanding	Available
Master Repurchase Agreements
Wells Fargo	$1,000,000	$924,327	$693,247	$672,556	$20,691
Morgan Stanley	600,000	807,885	597,346	594,537	2,809
Goldman Sachs	240,000	363,693	240,000	169,073	70,927
Term Loan Facility	1,000,000	785,075	631,557	631,557	—
Term Lending Agreements
KREF Lending V	530,943	706,930	504,705	502,878	1,827
KREF Lending IX	1,000,000	912,757	728,983	727,472	1,511
KREF Lending XII	350,000	219,694	165,385	161,140	4,245
Warehouse Facility
HSBC	500,000	—	—	—	—
Asset Specific Financing
BMO Facility	300,000	178,979	138,615	138,615	—
KREF Lending XI	100,000	125,000	100,000	100,000	—
KREF Lending XIII	265,625	85,733	72,873	72,873	—
KREF Lending XIV	125,000	—	—	—	—
Revolver	610,000	—	610,000	—	610,000
	$6,621,568	$5,110,073	$4,482,711	$3,770,701	$712,010

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

Each of our existing master repurchase facilities includes "credit mark-to-market" features. "Credit mark-to-market" provisions in repurchase facilities are designed to keep the lenders' credit exposure generally constant as a percentage of the underlying collateral value of the assets pledged as security to them. If the credit underlying collateral value decreases, the gross amount of leverage available to us will be reduced as our assets are marked-to-market, which would reduce our liquidity. The lender under the applicable repurchase facility sets the valuation and any revaluation of the collateral assets in its sole, good faith discretion. As a contractual matter, the lender has the right to reset the value of the assets at any time based on then-current market conditions, but the market convention is to reassess valuations on a monthly, quarterly and annual basis using the financial information delivered pursuant to the facility documentation regarding the real property, borrower and guarantor under such underlying loans. Generally, if the lender determines (subject to certain conditions) that the market value of the collateral in a repurchase transaction has decreased by more than a defined minimum amount, the lender may require us to provide additional collateral or lead to margin calls that may require us to repay all or a portion of the funds advanced. We closely monitor our liquidity and intend to maintain sufficient liquidity on our balance sheet in order to meet any margin calls in the event of any significant decreases in asset values. As of December 31, 2022 and 2021, the weighted average haircut under our repurchase agreements was 31.5% and 30.3%, respectively (or 25.6% and 25.9%, respectively, if we had borrowed the maximum amount approved by its repurchase agreement counterparties as of such dates). In addition, our existing master repurchase facilities are not entirely term-matched financings and may mature before our CRE debt investments that represent underlying collateral to those financings. As we negotiate renewals and extensions of these liabilities, we may experience lower advance rates and higher pricing under the renewed or extended agreements.

Term Lending Agreements

In June 2019, we entered into a Master Repurchase and Securities Contract Agreement ("KREF Lending V Facility") with Morgan Stanley Mortgage Capital Holdings LLC ("Administrative Agent"), as administrative agent on behalf of Morgan Stanley Bank, N.A. ("Initial Buyer"), which provides non-mark-to-market financing. In June 2022, the current stated maturity was extended to June 2023, subject to three additional one-year extension options, which may be exercised by us upon the satisfaction of certain customary conditions and thresholds. The Initial Buyer subsequently syndicated a portion of the facility to multiple financial institutions. As of December 31, 2022, the Initial Buyer held 23.9% of the total commitment under the facility.

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

In April 2022, we entered into a $100.0 million loan financing facility with a financial institution ("KREF Lending XI Facility"). The facility provides non-recourse match-term asset-based financing on a non-mark-to-market basis.

In August 2022, we entered into a $265.6 million loan financing facility with a financial institution ("KREF Lending XIII Facility"). The facility provides non-recourse match-term asset-based financing on a non-mark-to-market basis.

In October 2022, we entered into a $125.0 million loan financing facility with a financial institution ("KREF Lending XIV Facility"). The facility provides non-recourse match-term asset-based financing on a non-mark-to-market basis.

Revolving Credit Agreement

In March 2022, we upsized our corporate revolving credit facility (“Revolver”), administered by Morgan Stanley Senior Funding, Inc., to $520.0 million and extended the maturity date to March 2027. In April 2022, we further upsized our Revolver to $610.0 million. We may use our Revolver as a source of financing, which is designed to provide short-term liquidity to originate or de-lever loans, pay operating expenses and borrow amounts for general corporate purposes. Borrowings under the

Revolver bear interest at a per annum rate equal to Term SOFR plus a fixed margin. Our Revolver is secured by corporate level guarantees and includes net equity interests in the investment portfolio.

Term Loan Facility

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

The following table summarizes our borrowings under the Term Loan Facility (dollars in thousands):

	December 31, 2022
Term Loan Facility	Count	Outstanding Principal	Amortized Cost	Carrying Value	Wtd. Avg. Yield/Cost(A)	Guarantee(B)	Wtd. Avg. Term(C)
Collateral assets	12	$785,076	$780,526	$751,579	+ 3.4%	n.a.	April 2026
Financing provided	n.a.	631,557	630,757	630,757	+ 1.9%	n.a.	April 2026
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

The following table outlines the CLO collateral assets and respective borrowing (dollars in thousands):

	December 31, 2022
	Count	Outstanding Principal	Amortized Cost	Carrying Value	Wtd. Avg. Yield/Cost(A)	Wtd. Avg. Term(B)
KREF 2021-FL2
Collateral assets(C)(D)	17	$1,300,000	$1,300,000	$1,283,162	+ 3.3%	April 2026
Financing provided	1	1,095,250	1,092,332	1,092,332	L + 1.7%	February 2039
KREF 2022-FL3
Collateral assets(C)	16	1,000,000	1,000,000	991,452	+ 3.1%	October 2026
Financing provided	1	847,500	843,260	843,260	S + 2.2%	February 2039

(A)Expressed as a spread over the relevant benchmark rates, which include one-month LIBOR and/or Term SOFR, as applicable to each loan. As of December 31, 2022, 64.1% and 35.9% of the CLO collateral loan assets by principal balance earned a floating rate of interest indexed to one-month LIBOR and Term SOFR, respectively. In addition to cash coupon, yield/cost includes the amortization of deferred origination/financing costs.
(B)Loan term represents weighted-average final maturity, assuming all extension options are exercised by the borrower, weighted by outstanding principal. Repayments of CLO notes are dependent on timing of underlying collateral loan asset repayments post reinvestment period. The term of the CLO notes represents the rated final distribution date.
(C)Collateral loan assets represent 28.4% of the principal of our commercial real estate loans as of December 31, 2022. As of December 31, 2022, 100% of our loans financed through the CLOs are floating rate loans.
(D)Including $151.0 million cash held in the CLO KREF 2021-FL2 as of December 31, 2022.

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

The following table details the subordinate interests retained on our balance sheet and the related non-consolidated senior interests (dollars in thousands):

	December 31, 2022
Non-Consolidated Senior Interests	Count	Principal Balance	Carrying Value	Wtd. Avg. Yield/Cost	Guarantee	Wtd. Avg. Term
Total loan	2	$321,576	n.a.	L + 3.7%	n.a.	December 2025
Senior participation	2	263,086	n.a.	L + 2.4%	n.a.	December 2025
Interests retained		58,490		L + 9.7%		January 2026

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

Borrowing Activities

The following tables provide additional information regarding our borrowings (dollars in thousands):

		Year Ended December 31, 2022
	Outstanding Principal as of December 31, 2022	Average Daily Amount Outstanding(A)	Maximum Amount Outstanding	Weighted Average Daily Interest Rate
Master Repurchase Agreements
Wells Fargo	$672,556	$715,618	$980,593	3.1%
Morgan Stanley	594,537	532,487	594,537	3.7
Goldman Sachs	169,073	134,049	192,305	4.0
Term Loan Facility	631,557	730,683	918,959	3.2
Term Lending Agreements
KREF Lending V	502,878	570,440	617,627	3.5
KREF Lending IX	727,472	550,935	727,472	3.7
KREF Lending XII	161,140	157,805	161,140	4.2
Asset Specific Financing
BMO Facility	138,615	12,361	138,615	5.2
KREF Lending XI	100,000	98,319	100,000	5.1
KREF Lending XIII	72,873	41,051	72,873	6.3
Revolver	—	54,521	395,000	3.4
Total/Weighted Average	$3,770,701			3.5%

(A)    Represents the average for the period the facility was outstanding.

	Average Daily Amount Outstanding(A)
	Three Months Ended
	December 31, 2022	September 30, 2022	June 30, 2022	March 31, 2022
Master Repurchase Agreements
Wells Fargo	$713,810	$702,403	$671,211	$775,874
Morgan Stanley	585,009	571,198	500,877	471,188
Goldman Sachs	153,433	123,658	105,799	153,422
Term Loan Facility	596,801	616,291	812,104	902,148
Term Lending Facility
KREF Lending V	521,240	553,304	598,508	609,870
KREF Lending IX	669,488	642,438	492,795	394,996
KREF Lending XII	161,140	161,140	81,085
Asset Specific Financing
BMO Facility	41,215	—	—	8,000
KREF Lending XI	100,000	98,058	96,278	—
KREF Lending XIII	42,902	38,165	—	—
Revolver	51,739	—	147,253	19,333

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

As of December 31, 2022, we were in compliance with the covenants of our financing facilities.

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

Real Estate Owned and Joint Venture

In 2015, we originated a $177.0 million senior loan secured by a retail property in Portland, Oregon. The loan had a risk rating of 5 and was placed on a nonaccrual status in October 2020, with an amortized cost and carrying value of $109.6 million and $69.3 million, respectively, as of September 30, 2021. In December 2021, we took title to the retail property; such acquisition was accounted for as an asset acquisition under ASC 805. Accordingly, we recognized the property on our balance sheet as REO with a carrying value of $78.6 million, which included the estimated fair value of the property and capitalized transaction costs. In addition, we assumed $2.0 million in other net assets of the REO.

Concurrently with taking the title of our sole REO asset, we contributed the majority of the REO's net assets to a joint venture with a third party local development operator (“JV Partner”), whereby we have a 90% interest in the joint venture and the JV Partner has a 10% interest. As of December 31, 2022, the joint venture held REO assets with a net carrying value of $70.4 million. We have priority of distributions up to $71.8 million before the JV Partner can participate in the economics of the joint venture.

Results of Operations

The following table summarizes the changes in our results of operations for years ended December 31, 2022, 2021 and 2020 (dollars in thousands, except per share data):

	For the Year Ended December 31,		Increase (Decrease)			For the Year Ended December 31,			Increase (Decrease)
	2022	2021	Dollars		Percentage	2021	2020		Dollars	Percentage
Net Interest Income
Interest income	$421,968	$279,950	$142,018		50.7%	$279,950	$269,188		$10,762	4.0%
Interest expense	236,095	114,439	121,656		106.3	114,439	127,312		(12,873)	(10.1)
Total net interest income	185,873	165,511	20,362		12.3	165,511	141,876		23,635	16.7
Other Income
Revenue from real estate owned operations	8,971	—	8,971		100.0	—	—		—	—
Income from equity method investments	4,655	6,371	(1,716)		(26.9)	6,371	537		5,834	1,086.4
Other income	5,568	686	4,882	—	711.7	686	744		(58)	(7.8)
Gain on sale of investments	—	5,126	(5,126)		(100.0)	5,126	—		5,126	100.0
Total other income	19,194	12,183	7,011		57.5	12,183	1,281		10,902	851.1
Operating Expenses
General and administrative	17,616	14,235	3,381		23.8	14,235	14,238	14,238	(3)	—
Provision for (reversal of ) credit losses, net	112,373	(4,059)	116,432		2,868.5	(4,059)	50,344	50,344	(54,403)	(108.1)
Management fee to affiliate	25,680	19,378	6,302		32.5	19,378	16,992	16,992	2,386	14.0
Incentive compensation to affiliate	634	10,273	(9,639)		(93.8)	10,273	6,774	6,774	3,499	51.7
Expenses from real estate owned operations	11,113	—	11,113		100.0	—	—	—	—	—
Total operating expenses	167,416	39,827	127,589		320.4	39,827	88,348	88,348	(48,521)	(54.9)
Income (Loss) Before Income Taxes, Noncontrolling Interests, Preferred Dividends, Redemption Value Adjustment and Participating Securities' Share in Earnings	37,651	137,867	(100,216)		(72.7)	137,867	54,809		83,058	151.5
Income tax expense	58	684	(626)		(91.5)	684	412		272	66.0
Net Income (Loss)	37,593	137,183	(99,590)		(72.6)	137,183	54,397		82,786	152.2
Noncontrolling interests in income (loss) of consolidated joint venture	(510)	—	(510)		100.0	—	—		—	—
Net Income (Loss) Attributable to KKR Real Estate Finance Trust Inc. and Subsidiaries	38,103	137,183	(99,080)		(72.2)	137,183	54,397		82,786	152.2
Preferred stock dividends and redemption value adjustment	21,304	11,369	9,935		87.4	11,369	844		10,525	1,247.0
Participating securities' share in earnings	1,428	179	1,249		697.8	179	—		179	100.0
Net Income (Loss) Attributable to Common Stockholders	$15,371	$125,635	$(110,264)		(87.8)	$125,635	$53,553		$72,082	134.6

Net Income (Loss) Per Share of Common Stock
Basic	$0.23	$2.22	$(1.99)		(89.6)	$2.22	$0.96		$1.26	131.3
Diluted	$0.23	$2.21	$(1.98)		(89.6)	$2.21	$0.96		$1.25	130.2

Weighted Average Number of Shares of Common Stock Outstanding
Basic	67,553,578	56,571,200	10,982,378		19.4	56,571,200	55,985,014		586,186	1.0
Diluted	67,553,578	56,783,388	10,770,190		19.0	56,783,388	56,057,237		726,151	1.3

Dividends Declared per Share of Common Stock	$1.72	$1.72	$—		—	$1.72	$1.72		$—	—

Year Ended December 31, 2022 Compared to Year Ended December 31, 2021

Net Interest Income

Net interest income increased by $20.4 million during the year ended December 31, 2022, as compared to the year ended December 31, 2021. This increase was primarily due to an increase in the weighted-average index rates, including LIBOR and Term SOFR. Interest income further increased due to a $1,754.0 million year-over-year increase in our weighted average loan principal, as a result of continued capital deployment using proceeds from loan repayments and the issuance of preferred and common stock in 2022. Interest expense increased accordingly due to an increase in market rates and a $1,486.3 million year-over-year increase in our weighted average portfolio financing.

In addition, interest income included $8.3 million in prepayment penalty income in connection with loan repayments during the year ended December 31, 2022, as compared to $6.7 million for the year ended December 31, 2021. We recognized $25.1 million of deferred loan fees and origination discounts accreted into interest income during the year ended December 31, 2022, as compared to $23.2 million for the year ended December 31, 2021. We recorded $23.9 million of deferred financing costs amortization into interest expense during the year ended December 31, 2022, as compared to $15.7 million during the prior year.

Other Income

Total other income increased by $7.0 million during the year ended December 31, 2022, as compared to the year ended December 31, 2021. This increase was primarily due to (i) a $9.0 million increase in REO operating revenue, (ii) a $2.1 million increase in money market fund dividend income resulting from higher market rates and (iii) $1.3 million of profit sharing income in connection with the repayment of a senior loan. The increase was partially offset by a $5.1 million nonrecurring gain from the redemption of non-voting manager units during the year ended December 31, 2021.

Operating Expenses

Total operating expenses increased by $127.6 million during the year ended December 31, 2022, as compared to the prior year. This increase was primarily due to (i) a net increase of $116.4 million in the provision for credit losses, (ii) a $11.1 million increase in REO operating expenses and (iii) a $6.3 million increase in management fees as our equity capital increased from the issuance of common and preferred stock during 2022. This increase was partially offset by a $9.6 million decrease in incentive fees, as compared to the prior year.

The following table provides additional information regarding total operating expenses (dollars in thousands):

	Three Months Ended
	December 31, 2022	September 30, 2022	June 30, 2022	March 31, 2022
Operating expenses	$3,082	$2,111	$2,268	$2,320
Stock-based compensation	1,494	2,175	2,040	2,126
Total general and administrative expenses	4,576	4,286	4,308	4,446
Provision for (reversal of) credit losses, net	21,189	80,604	11,798	(1,218)
Management fee to affiliate	6,578	6,589	6,506	6,007
Incentive compensation to affiliate	634	—	—	—
Expenses from real estate owned operations	3,593	2,598	2,368	2,554
Total operating expenses	$36,570	$94,077	$24,980	$11,789

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020

Net Interest Income

Net interest income increased by $23.6 million, during the year ended December 31, 2021, as compared to the year ended December 31, 2020, primarily due to a $10.8 million, increase in our interest income and a $12.9 million, decrease in our interest expense.
The increase in interest income was primarily attributable to a decrease in the weighted average principal of our loan portfolio of $401.1 million for the year ended December 31, 2021, as compared to the year ended December 31, 2020, as a result of continuing capital deployment from loan repayments and deployment of the proceeds from the issuance of preferred and common stock in 2021. In addition, we recognized net accelerated deferred loan fees and prepayment fee income of $11.3 million during the year ended December 31, 2021, as compared to $1.8 million during the year ended December 31, 2020.

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

Liquidity and Capital Resources

Overview

We have capitalized our business to date primarily through the issuance and sale of our common stock and preferred stock, borrowings from Non-Mark-to-Market Financing Sources(1), borrowings from three master repurchase agreements, the issuance and sale of convertible notes and our secured term loan. Our Non-Mark-to-Market Financing Sources, which accounted for 77% of our total secured financing (excluding our corporate Revolver) as of December 31, 2022, are not subject to credit or capital markets mark-to-market provisions. The remaining 23% of our secured borrowings, which are comprised of three master repurchase agreements, are only subject to credit marks. We have not received any margin calls on our master repurchase agreements to date, nor do we expect any at this time.

Our primary sources of liquidity include $239.8 million of cash on our consolidated balance sheet, $610.0 million of available capacity on our corporate revolver, $102.0 million of available borrowings under our financing arrangements based on existing collateral and cash flows from operations. In addition, we had $179.4 million of unencumbered senior loans that can be financed, as of December 31, 2022. Our corporate revolver and secured term loan are secured by corporate level guarantees and include net equity interests in the investment portfolio. We may seek additional sources of liquidity from syndicated financing, other borrowings (including borrowings not related to a specific investment) and future offerings of equity and debt securities.

Our primary liquidity needs include our ongoing commitments to repay the principal and interest on our borrowings and to pay other financing costs, financing our assets, meeting future funding obligations, making distributions to our stockholders, funding our operations that includes making payments to our Manager in accordance with the management agreement, and other general business needs. We believe that our cash position and sources of liquidity will be sufficient to meet anticipated requirements for financing, operating and other expenditures in both the short- and long-term, based on current conditions.

As described in Note 10 to our consolidated financial statements, we have off-balance sheet arrangements related to VIEs that we account for using the equity method of accounting and in which we hold an economic interest or have a capital commitment. Our maximum risk of loss associated with our interests in these VIEs is limited to the carrying value of our investment in the entity and any unfunded capital commitments. As of December 31, 2022, we held $36.8 million of interests in such entities, which does not include a remaining commitment of $4.3 million to RECOP I that we are required to fund if called.

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

(1)    Comprised of collateralized loan obligations, term lending agreements, term loan facility, secured term loan, asset specific financing, warehouse facility, and non-consolidated senior interests.

We have also entered into an equity distribution agreement with certain sales agents, pursuant to which we may sell, from time to time, up to an aggregate sales price of $100.0 million of our common stock, pursuant to a continuous offering program (the “ATM”), under the Shelf. Sales of our common stock made pursuant to the ATM may be made in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act. During the year ended December 31, 2022, we issued and sold 340,458 shares of common stock under the ATM, generating net proceeds totaling $6.7 million. As of December 31, 2022, $93.2 million remained available for issuance under the ATM.

See Notes 5, 6, 7, 8 and 11 to our consolidated financial statements for additional details regarding our secured financing agreements, collateralized loan obligations, secured term loan, convertible notes and stock activity.

Debt-to-Equity Ratio and Total Leverage Ratio

The following table presents our debt-to-equity ratio and total leverage ratio:

	December 31, 2022	December 31, 2021
Debt-to-equity ratio(A)	2.0x	2.3x
Total leverage ratio(B)	3.8x	3.7x

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

Sources of Liquidity

Our primary sources of liquidity include cash and cash equivalents and available borrowings under our secured financing agreements, inclusive of our Revolver. Amounts available under these sources as of the date presented are summarized in the following table (dollars in thousands):

	December 31, 2022	December 31, 2021
Cash and cash equivalents	$239,791	$271,487
Available borrowings under revolving credit agreements	610,000	200,000
Available borrowings under master repurchase agreements	94,426	51,601
Available borrowings under term lending agreements	7,583	5,826
	$951,800	$528,914

We also had $179.4 million and $235.3 million of unencumbered senior loans that can be pledged to financing facilities subject to lender approval, as of December 31, 2022 and 2021. In addition to our primary sources of liquidity, we have the ability to access further liquidity through our ATM program and public offerings of debt and equity securities. Our existing loan portfolio also provides us with liquidity as loans are repaid or sold, in whole or in part, and the proceeds from repayment become available for us to invest.

Cash Flows

The following table sets forth changes in cash and cash equivalents for the years ended December 31, 2022, 2021 and 2020 (dollars in thousands):

	For the Year Ended December 31,
	2022	2021	2020
Cash Flows From Operating Activities	$141,125	$124,793	$115,062
Cash Flows From Investing Activities	(1,177,133)	(1,540,836)	88,709
Cash Flows From Financing Activities	1,012,859	1,578,981	(160,558)
Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	$(23,149)	$162,938	$43,213

Cash Flows from Operating Activities

Our cash flows from operating activities were primarily driven by our net interest income, which is driven by the income generated by our investments less financing costs. The following table sets forth interest received from, and paid for, our investments for the years ended December 31, 2022, 2021 and 2020 (dollars in thousands):

	For the Year Ended December 31,
	2022	2021	2020
Interest Received:
Commercial real estate loans	$362,178	$249,564	$242,313
	362,178	249,564	242,313
Interest Paid:
Interest expense	201,007	95,256	103,405
Net interest collections	$161,171	$154,308	$138,908

Our net interest collections were partially offset by cash used to pay management and incentive fees, as follows (dollars in thousands):

	For the Year Ended December 31,
	2022	2021	2020
Management Fees to affiliate	$24,391	$18,341	$17,020
Incentive Fees to affiliate	634	10,273	6,774
Net decrease in cash and cash equivalents	$25,025	$28,614	$23,794

Cash Flows from Investing Activities

Our cash flows from investing activities consisted of cash outflows to fund new loan originations and our commitments under existing loan investments, partially offset by cash inflows from the sale/syndication and principal repayments on our loan investments. During the year ended December 31, 2022, we funded $2,419.7 million of CRE loans and received $1,244.3 million from repayments of CRE loans.

During the year ended December 31, 2021, we funded $3,904.6 million of CRE loans and received $2,362.4 million from the sale/syndication and repayments of CRE loans.

Cash Flows from Financing Activities

Our cash flows from financing activities were primarily driven by proceeds from borrowings under our financing agreements of $2,483.9 million, CLO 2022-FL3 issuance proceeds of $847.5 million, and net proceeds from preferred and common stock issuances during 2022, partially offset by (i) repayments of $2,454.6 million on borrowings under our financing agreements, (ii) payment of $136.9 million in dividends and (iii) the payment of $35.8 million for our share repurchases.

During the year ended December 31, 2021, our cash flows from financing activities were primarily driven by proceeds from borrowings under our financing agreements of $3,642.0 million, proceeds from CLO KREF 2021-FL2 issuance of $1,095.3 million and net proceeds from common stock issuance of $120.7 million, which were offset by (i) repayments of $2,487.7 million on borrowings under our financing agreements, (ii) principal repayment of $810.0 million under CLO KREF 2018-FL1 and (iii) payment of $103.9 million in dividends.

Contractual Obligations and Commitments

The following table presents our contractual obligations and commitments (including interest payments) as of December 31, 2022 (dollars in thousands):

	Total	Less than 1 year	1 to 3 years	3 to 5 years	Thereafter
Recourse Obligations:
Master Repurchase Facilities(A)
Wells Fargo(B)	$741,259	$39,679	$701,580	$—	$—
Morgan Stanley(C)	630,063	630,063	—	—	—
Goldman Sachs(D)	200,930	11,245	189,684	—	—
Term Lending Agreements(A)
KREF Lending V(E)	518,454	518,454	—	—	—
KREF Lending IX	825,690	45,106	644,862	135,722	—
KREF Lending XII	187,939	9,344	76,396	102,198
Warehouse Facility
HSBC	—	—	—	—	—
Asset Specific Financing
BMO Facility(A)	160,190	8,692	151,498	—	—
Total secured financing agreements	3,264,525	1,262,584	1,764,021	237,920	—
Convertible Notes	147,052	147,052	—	—	—
Secured Term Loan	410,676	17,499	34,610	25,501	333,065
Future funding obligations(F)	1,539,704	678,677	762,626	98,401	—
RECOP I commitment(G)	4,324	4,324	—	—	—
Revolver(H)	—	—	—	—	—
Total recourse obligations	5,366,280	2,110,136	2,561,257	361,822	333,065
Non-Recourse Obligations:
Collateralized Loan Obligations	2,514,415	114,270	228,541	228,854	1,942,750
Term Loan Facility	695,346	252,771	338,938	103,637	—
KREF Lending XI	111,923	7,065	104,858	—	—
KREF Lending XIII	92,399	5,420	10,855	76,125	—
KREF Lending XIV	—	—	—	—	—
Total	$8,780,363	$2,489,662	$3,244,448	$770,438	$2,275,815

(A)    The allocation of repurchase facilities and term lending agreements is based on the current maturity date of each individual borrowing under these facilities. The amounts include the related future interest payment obligations, which are estimated by assuming the amounts outstanding under these facilities and the interest rates in effect as of December 31, 2022 will remain constant into the future. This is only an estimate, as actual amounts borrowed and rates may vary over time. Amounts borrowed are subject to a maximum 25.0% recourse limit.
(B)    The current stated maturity is September 2024, with two twelve-month facility term extensions available to us, which are contingent upon certain covenants and thresholds.
(C)    The current stated maturity is December 2023, with a two one-year extension periods subject to approval by Morgan Stanley.
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
(H)    Any amounts borrowed are full recourse to certain subsidiaries of KREF. Includes principal and assumes interest outstanding over a one-year period. Amounts are estimated based on the amount outstanding under the Revolver and the interest rate in effect as of December 31, 2022. This is only an estimate as actual amounts borrowed, the timing of repayments and interest rates may vary over time. The Revolver matures in March 2027.

We are required to pay our Manager a base management fee, an incentive fee and reimbursements for certain expenses pursuant to our management agreement. The table above does not include the amounts payable to our Manager under our management agreement as they are not fixed and determinable. See Note 15 to our consolidated financial statements included in this Form 10-K for additional terms and details of the fees payable under our management agreement.

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

We have implemented loan loss forecasting models for estimating expected life-time credit losses, at the individual loan level, for our commercial mortgage loan portfolio. The CECL forecasting methods used by us include (i) a probability of default and loss given default method using underlying third-party CMBS/CRE loan database with historical loan losses from 1998 to 2022, and (ii) a probability weighted expected cash flow method, depending on the type of loan and the availability of relevant historical market loan loss data. We might use other acceptable alternative approaches in the future depending on, among other factors, the type of loan, underlying collateral, and availability of relevant historical market loan loss data.

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

For collateral dependent loans that we determine foreclosure of the collateral is probable, we measure the expected losses based on the difference between the fair value of the collateral and the amortized cost basis of the loan as of the measurement date. For collateral dependent loans where we determine foreclosure is not probable, we apply a practical expedient to estimate expected losses using the difference between the collateral’s fair value (less costs to sell the asset if repayment is expected through the sale of the collateral) and the amortized cost basis of the loan. A loan is determined to be collateral dependent if (i) a borrower or sponsor is experiencing financial difficulty, and (ii) the loan is expected to be substantially repaid through the sale of the underlying collateral; such determination requires the use of significant judgment and can be based on several factors subject to uncertainty.

We consider the individual loan internal risk rating as the primary credit quality indicator underlying the CECL assessment. We perform a review, at least quarterly, of our loan portfolio at the individual loan level to determine the internal risk rating for each of our loans by assessing the risk factors of each loan, including, without limitation, LTV, debt yield, property type, geographic and local market dynamics, physical condition, cash flow volatility, leasing and tenant profile, loan structure and exit plan, and project sponsorship. Considering these factors, we rate our loans based on a five-point scale, "1" though "5", from less risk to greater risk.

Recently Accounting Pronouncements

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides temporary optional expedients and exceptions to the US GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from LIBOR and other interbank offered rates to alternative reference rates. The guidance is effective upon issuance and generally may be elected over time through December 31, 2024, as extended under ASU No. 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848. We have not adopted any of the optional expedients or exceptions through December 31, 2022, but will continue to evaluate the possible adoption of any such expedients or exceptions during the effective period as circumstances evolve.

In March 2022, the FASB issued ASU No. 2022-02, Financial Instruments — Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures, which eliminates the recognition and measurement guidance for a troubled debt restructuring (TDR) for creditors that have adopted CECL and requires public business entities to present gross write-offs by year of origination in their vintage disclosures. The guidance is effective in the first quarter of 2023. The guidance allows the use of a prospective or modified retrospective transition method. We expect the adoption of ASU 2022-02 to have no significant impact on our consolidated financial statements.

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

Interest Rate Risk

Generally, the composition of our investments is such that rising interest rates will increase our net income, while declining interest rates will decrease our net income. Rate floors relating to our loan portfolio may offset some of the impact from declining rates. There can be no assurance that we will continue to utilize rate floors. There can be no assurance of how our net income may be affected in future quarters, which will depend on, among other things, the interest rate environment and our then-current portfolio.

In recent years, interest rates had remained at relatively low levels on a historical basis. However, in 2022, in light of increasing inﬂation, the U.S. Federal Reserve increased interest rates seven times. The U.S. Federal Reserve has also indicated that it expects continued increases in interest rates in 2023 and 2024.

As of December 31, 2022, 100.0% of our loan portfolio and related portfolio financing by principal amount earned or paid a floating rate of interest indexed to one-month USD LIBOR and/or Term SOFR. Accordingly, our interest income and expense will generally change directionally with index rates; however, in certain circumstances, rate floors relating to our loan portfolio may partially offset the impact from changing rates. As of December 31, 2022, a 50 basis point and a 100 basis point decrease in the index rates would decrease our expected cash flows by approximately $7.0 million and $13.9 million, or $0.10 and $0.20 per common share, respectively, for the following twelve-month period. Conversely, a 50 basis point and a 100 basis point increase in the index rates would increase our expected cash flows by approximately $7.0 million and $14.0 million, or $0.10 and $0.20 per common share, respectively, for the same period.

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

As of December 31, 2022, 44.6% of our loans by principal amount earned a floating rate of interest indexed to LIBOR and 39.5% of our outstanding floating rate financing arrangements bear interest indexed to LIBOR. All of our LIBOR-based arrangements provide procedures for determining an alternative base rate in the event that LIBOR is discontinued. Regardless, there can be no assurances as to what additional alternative base rates may be and whether such base rate will be more or less favorable than LIBOR and any other unforeseen impacts of the discontinuation of LIBOR. We are monitoring the developments with respect to the phasing out of LIBOR and are working with our lenders and borrowers to minimize the impact of any LIBOR transition on our financial condition and results of operations, but can provide no assurances regarding the impact of the discontinuation of LIBOR.

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

Financing Risk

We finance our target assets using our repurchase facilities, our term lending agreements, our Term Loan Facility, Warehouse Facility, Asset Based Financing, secured term loan, collateralized loan obligations and through syndicating senior participations in our originated senior loans. Over time, as market conditions change, we may use other forms of leverage in addition to these methods of financing. Weakness or volatility in the financial markets, the CRE and mortgage markets or the economy generally could adversely affect one or more of our lenders or potential lenders and could cause one or more of our lenders or potential lenders to be unwilling or unable to provide us with financing, or to decrease the amount of our available financing through a market to market, or to increase the costs of that financing.

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

To the Stockholders and the Board of Directors of
KKR Real Estate Finance Trust Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of KKR Real Estate Finance Trust Inc. and subsidiaries (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of income, changes in equity and cash flows, for each of the three years in the period ended December 31, 2022, and the related notes and schedule IV in Item 8 (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

Current Expected Credit Losses (“CECL”) Allowance – Estimation of Economic Conditions – Refer to Note 2 and Note 3 of the Consolidated Financial Statements

Critical Audit Matter Description

The Company estimates the current expected credit loss allowance for its loan portfolio, including unfunded loan commitments, at the individual loan level. The CECL forecasting methods used by KREF includes a probability of default and loss given default method using a third-party CMBS/CRE loan database with historical loan losses from 1998 to 2021. In determining the CECL allowance, the Company considers various factors including (i) historical loss experience in the commercial real estate lending market, (ii) timing of expected repayments, (iii) expected future funding, (iv) capital subordinate to the Company when they are the senior lender, (v) capital senior to the Company when they are the subordinate lender, and (vi) the Company’s current and future view of the macroeconomic environment. Management’s estimation of the current and future economic conditions that may impact the performance of the commercial real estate loans securing the Company’s assets include the unemployment rate, commercial real estate prices, and market liquidity. The Company uses projections, obtained from third-party service providers, of each factor to approximate the impact the macroeconomic outlook may have on the loss rate.

We identified the macroeconomic factors within the CECL allowance as a critical audit matter because of the subjectivity, complexity, and estimation uncertainty in determining the impact of the factors on the Company’s loss rate. This required a high degree of auditor judgment and an increased extent of effort when performing audit procedures to evaluate whether the macroeconomic factors determined by management reasonably and appropriately quantify the current and future macroeconomic risks associated with the Company’s portfolio.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures to assess the macroeconomic factors applied by management to the CECL allowance to account for current and future economic conditions included, among others:
•We tested the operating effectiveness of controls over management’s review of the CECL allowance, including management’s judgments involved in the determination of the macroeconomic factors applied to the loss rate.
•With the assistance of credit specialist, we evaluated the reasonableness of the methodology and significant assumptions used to develop the macroeconomic factors by considering relevant industry trends and economic conditions, including whether the methodology and significant assumptions were appropriate and consistent with what market participants would use.
•We tested the accuracy and completeness of quantitative data used by management to estimate the current and future view of macroeconomic conditions.

Current Expected Credit Losses Allowance –Determination of Collateral Value– Refer to Note 2 and Note 3 of the Consolidated Financial Statements

Critical Audit Matter Description

For certain loans within the Company’s portfolio require additional consideration to determine if they are collateral dependent. For collateral dependent loans the Company estimates expected losses using the difference between the collateral’s fair value and the amortized cost basis of the loan.

We identified the assessment of CECL for collateral dependent loans as a critical audit matter due to the significant judgment and assumptions relating to the determination of collateral value. A high degree of auditor judgement and increased extent of effort was required when performing audit procedures, including the use of specialists to evaluate management’s CECL assessment.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the determination of the fair value for those loans in which the borrower or sponsor exhibit signs of financial difficulty as part of estimation of the CECL allowance included the following, among others:
•We tested the operating effectiveness of controls over management’s determination of fair value for the collateral dependent loans. This control is the review of management’s assumptions including, but not limited to, discount rate and capitalization rate.
•We evaluated the Company’s determination of fair value by performing the following:
◦With the assistance of our fair value specialists, we evaluated the reasonableness of the (1) valuation methodology; (2) significant assumptions made, including whether the significant inputs used in the model were appropriate and consistent with what market participants would use to value the collateral; and (3) mathematical accuracy of the overall valuation model.
◦We tested the underlying data used to develop the fair value to determine that the information used in the analysis was accurate and complete.
◦We evaluated whether events or transactions that occurred after the balance sheet date but before the completion of the audit affect the conclusions reached on the fair value measures and disclosure.

/s/ DELOITTE & TOUCHE LLP

New York, NY
February 7, 2023

We have served as the Company's auditor since 2016.

KKR Real Estate Finance Trust Inc. and Subsidiaries

Consolidated Balance Sheets
(Amounts in thousands, except share and per share data)

	December 31, 2022	December 31, 2021
Assets
Cash and cash equivalents(A)	$239,791	$271,487
Commercial real estate loans, held-for-investment	7,494,138	6,316,733
Less: Allowance for credit losses	(106,974)	(22,244)
Commercial real estate loans, held-for-investment, net	7,387,164	6,294,489
Real estate owned, net	80,231	78,569
Accrued interest receivable	39,005	15,241
Equity method investments	36,849	35,537
Other assets(B)	19,281	7,916
Total Assets	$7,802,321	$6,703,239

Liabilities and Equity
Liabilities
Secured financing agreements, net	$3,748,691	$3,726,593
Collateralized loan obligations, net	1,935,592	1,087,976
Secured term loan, net	336,828	338,549
Convertible notes, net	143,237	141,851
Dividends payable	29,711	26,589
Accrued interest payable	17,859	6,627
Accounts payable, accrued expenses and other liabilities(C)	10,245	7,521
Due to affiliates	8,722	5,952
Total Liabilities	6,230,885	5,341,658

Commitments and Contingencies (Note 14)	—	—

Equity
Preferred Stock, 50,000,000 shares authorized
Series A cumulative redeemable preferred stock, $0.01 par value (13,110,000 and 6,900,000 shares issued and outstanding as of December 31, 2022 and 2021, respectively; liquidation preference of $25.00 per share)	131	69
Common stock, $0.01 par value, 300,000,000 authorized (75,080,707 and 65,271,058 shares issued; 69,095,011 and 61,370,732 shares outstanding as of December 31, 2022 and 2021, respectively)	691	613
Additional paid-in capital	1,808,983	1,459,959
Accumulated deficit	(141,503)	(38,208)
Repurchased stock (5,985,696 and 3,900,326 shares repurchased as of December 31, 2022 and 2021, respectively)	(96,764)	(60,999)
Total KKR Real Estate Finance Trust Inc. Stockholders’ Equity	1,571,538	1,361,434
Noncontrolling interests in equity of consolidated joint venture	(102)	147
Total Equity	1,571,436	1,361,581
Total Liabilities and Equity	$7,802,321	$6,703,239

(A)    Includes $151.0 million and $54.0 million held in collateralized loan obligation as of December 31, 2022 and 2021, respectively.
(B)    Includes $10.8 million and $2.3 million of restricted cash as of December 31, 2022 and 2021, respectively.
(C)    Includes $4.1 million and $1.5 million of expected loss reserve for unfunded loan commitments as of December 31, 2022 and 2021, respectively.

See Notes to Consolidated Financial Statements.

KKR Real Estate Finance Trust Inc. and Subsidiaries

Consolidated Statements of Income
(Amounts in thousands, except share and per share data)

	For the Year Ended December 31,
	2022	2021	2020
Net Interest Income
Interest income	$421,968	$279,950	$269,188
Interest expense	236,095	114,439	127,312
Total net interest income	185,873	165,511	141,876
Other Income
Revenue from rest estate owned operations	8,971	—	—
Income from equity method investments	4,655	6,371	537
Other income	5,568	686	744
Gain on sale of investments	—	5,126	—
Total other income	19,194	12,183	1,281
Operating Expenses
General and administrative	17,616	14,235	14,238
Provision for (reversal of) credit losses, net	112,373	(4,059)	50,344
Management fees to affiliate	25,680	19,378	16,992
Incentive compensation to affiliate	634	10,273	6,774
Expenses from real estate owned operations	11,113	—	—
Total operating expenses	167,416	39,827	88,348
Income (Loss) Before Income Taxes, Noncontrolling Interests, Preferred Dividends, Redemption Value Adjustment and Participating Securities' Share in Earnings	37,651	137,867	54,809
Income tax expense	58	684	412
Net Income (Loss)	37,593	137,183	54,397
Noncontrolling interests in income (loss) of consolidated joint venture	(510)	—	—
Net Income (Loss) Attributable to KKR Real Estate Finance Trust Inc. and Subsidiaries	38,103	137,183	54,397
Preferred stock dividends and redemption value adjustment	21,304	11,369	844
Participating securities' share in earnings	1,428	179	—
Net Income (Loss) Attributable to Common Stockholders	$15,371	$125,635	$53,553

Net Income (Loss) Per Share of Common Stock
Basic	$0.23	$2.22	$0.96
Diluted	$0.23	$2.21	$0.96

Weighted Average Number of Shares of Common Stock Outstanding
Basic	67,553,578	56,571,200	55,985,014
Diluted	67,553,578	56,783,388	56,057,237

Dividends Declared per Share of Common Stock	$1.72	$1.72	$1.72

See Notes to Consolidated Financial Statements.

KKR Real Estate Finance Trust Inc. and Subsidiaries

Consolidated Statements of Changes in Equity
(Amounts in thousands, except share data)

	Permanent Equity												Temporary Equity
	KKR Real Estate Finance Trust Inc.
	Preferred Stock		Series A Preferred Stock		Common Stock
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Repurchased Stock	Total KKR Real Estate Finance Trust Inc. Stockholders' Equity	Noncontrolling Interests in Equity of Consolidated Joint Venture	Total Permanent Equity	Redeemable Preferred Stock
Balance at December 31, 2019	1	$—	—	$—	57,486,583	$575	$1,165,995	$(8,594)	$(35,958)	$1,122,018	$—	$1,122,018	$1,694
Cumulative-effect adjustment upon adoption of ASU 2016-13 (Note 2)	—	—	—	—	—	—	—	(15,009)	—	(15,009)	—	(15,009)	—
Repurchase of common stock	—	—	—	—	(2,037,637)	(20)	—	—	(25,041)	(25,061)	—	(25,061)	—
Special non-voting preferred dividends declared	—	—	—	—	—	—	—	—	—	—	—	—	(686)
Common dividends declared, $1.72 per share	—	—	—	—	—	—	—	(95,648)	—	(95,648)	—	(95,648)	—
Stock-based compensation, net	—	—	—	—	170,482	1	3,700	—	—	3,701	—	3,701	—
Adjustment of redeemable preferred stock to redemption value	—	—	—	—	—	—	—	(158)	—	(158)	—	(158)	158
Net income (loss)	—	—	—	—	—	—	—	53,711	—	53,711	—	53,711	686
Balance at December 31, 2020	1	$—	—	$—	55,619,428	$556	$1,169,695	$(65,698)	$(60,999)	$1,043,554	$—	$1,043,554	$1,852
Issuance of common stock	—	—	—	—	5,547,361	55	120,655	—	—	120,710	—	120,710	—
Issuance of Series A cumulative redeemable preferred stock (liquidation preference of $25.00 per share)	—	—	6,900,000	69	—	—	166,997	—	—	167,066	—	167,066	—
Offering costs	—	—	—	—	—	—	(953)	—	—	(953)	—	(953)	—
Conversion of special voting preferred stock	(1)	*	—	—	1	*	—	—	—	—	—	—	—
Redemption of special non-voting preferred stock	—	—	—	—	—	—	—	—	—	—	—	—	(5,126)
Contribution by noncontrolling interests	—	—	—	—	—	—	—	—	—	—	147	147	—
Special non-voting preferred dividends declared	—	—	—	—	—	—	—	—	—	—	—	—	(650)
Series A preferred dividends declared, $1.08 per share	—	—	—	—	—	—	—	(7,444)	—	(7,444)	—	(7,444)	—
Common dividends declared, $1.72 per share	—	—	—	—	—	—	—	(98,153)	—	(98,153)	—	(98,153)	—
Participating security dividends declared, $0.43 per share	—	—	—	—	—	—	—	(172)	—	(172)	—	(172)	—
Stock-based compensation, net	—	—	—	—	203,942	2	3,565	—	—	3,567	—	3,567	—
Adjustment of redeemable preferred stock to redemption value	—	—	—	—	—	—	—	(3,274)	—	(3,274)	—	(3,274)	3,274
Net income (loss)	—	—	—	—	—	—	—	136,533	—	136,533	—	136,533	650
Balance at December 31, 2021	—	$—	6,900,000	$69	61,370,732	$613	$1,459,959	$(38,208)	$(60,999)	$1,361,434	$147	$1,361,581	$—
Issuance of common stock	—	—	—	—	9,584,613	97	194,128	—	—	194,225	—	194,225	—
Issuance of Series A cumulative redeemable preferred stock (liquidation preference of $25.00 per share)	—	—	6,210,000	62	—	—	151,105	—	—	151,167	—	151,167	—
Offering costs	—	—	—	—	—	—	(1,384)	—	—	(1,384)	—	(1,384)	—
Contribution by noncontrolling interest	—	—	—	—	—	—	—	—	—	—	261	261	—
Repurchase of common stock	—	—	—	—	(2,085,370)	(21)	—	—	(35,765)	(35,786)	—	(35,786)	—
Series A preferred dividends declared, $1.63 per share	—	—	—	—	—	—	—	(21,304)	—	(21,304)	—	(21,304)	—
Common dividends declared, $1.72 per share	—	—	—	—	—	—	—	(118,688)	—	(118,688)	—	(118,688)	—
Participating security dividends declared, $1.72 per share	—	—	—	—	—	—	—	(1,406)	—	(1,406)	—	(1,406)	—
Stock-based compensation, net	—	—	—	—	225,036	2	5,175	—	—	5,177	—	5,177	—
Net income (loss)	—	—	—	—	—	—	—	38,103	—	38,103	(510)	37,593	—
Balance at December 31, 2022	—	$—	13,110,000	$131	69,095,011	$691	$1,808,983	$(141,503)	$(96,764)	$1,571,538	$(102)	$1,571,436	$—
* Rounds to zero.
See Notes to Consolidated Financial Statements.

KKR Real Estate Finance Trust Inc. and Subsidiaries

Consolidated Statements of Cash Flows
(Amounts in thousands)

	For the Year Ended December 31,
	2022	2021	2020
Cash Flows From Operating Activities
Net income (loss)	$37,593	$137,183	$54,397
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of deferred debt issuance costs and discounts	23,858	15,731	22,327
Accretion of net deferred loan fees and discounts	(25,064)	(22,851)	(17,222)
Payment-in-kind interest	(1,870)	(2,094)	(4,232)
Loss (Gain) on sale of investment securities	—	(5,126)	—
Loss (Income) from equity method investments	(1,312)	(3,150)	2,840
Provision for (reversal of) credit losses, net	112,373	(4,059)	50,344
Stock-based compensation expense	7,835	7,427	5,676
Changes in operating assets and liabilities:
Accrued interest receivable, net	(23,764)	171	893
Other assets	421	(1,112)	(337)
Accrued interest payable	11,232	1,246	(1,303)
Accounts payable, accrued expenses and other liabilities	(898)	621	2,029
Due to affiliates	721	806	(350)
Net cash provided by (used in) operating activities	141,125	124,793	115,062

Cash Flows From Investing Activities
Proceeds from principal repayments and sale/syndication of commercial real estate loans, held-for-investment	1,244,262	2,362,442	1,054,891
Origination of commercial real estate loans, held-for-investment	(2,419,733)	(3,904,580)	(966,182)
Investment in real estate owned	(1,662)	—	—
Net cash assumed from investment in real estate owned and related joint venture	—	1,302	—
Net cash provided by (used in) investing activities	(1,177,133)	(1,540,836)	88,709

Cash Flows From Financing Activities
Proceeds from borrowings under secured financing agreements	2,483,907	3,641,991	1,015,430
Proceeds from issuance of collateralized loan obligations	847,500	1,095,250	—
Net proceeds from issuance of secured term loan	—	52,250	292,500
Net proceeds from issuances of common stock	194,225	120,711	—
Net proceeds from issuances of preferred stock	151,167	167,066	—
Proceeds from noncontrolling interest contributions	261	—	—
Payments of common stock dividends	(115,366)	(95,680)	(96,451)
Payments of preferred stock dividends	(21,540)	(8,266)	(634)
Principal repayments on borrowings under secured financing agreements	(2,454,599)	(2,487,673)	(1,332,822)
Principal repayments on collateralized loan obligations	—	(810,000)	—
Payments of debt and collateralized debt obligation issuance costs	(32,870)	(24,192)	(12,066)
Principal repayments on loan participations	—	(66,248)	—
Payments of stock issuance costs	(1,384)	(647)	(157)
Payments to reacquire common stock	(35,786)	—	(25,061)
Tax withholding on stock-based compensation	(2,656)	(5,581)	(1,297)
Net cash provided by (used in) financing activities	1,012,859	1,578,981	(160,558)

Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	(23,149)	162,938	43,213
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	273,770	110,832	67,619
Cash, Cash Equivalents and Restricted Cash at End of Period	$250,621	$273,770	$110,832

	For the Year Ended December 31,
	2022	2021	2020
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$239,791	$271,487	$110,832
Restricted cash	10,830	2,283	—
Total cash, cash equivalents and restricted cash shown in the Consolidated Statements of Cash Flows	$250,621	$273,770	$110,832

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$201,007	$95,256	$103,405
Cash paid during the period for income taxes	708	409	124

Supplemental Schedule of Non-Cash Investing and Financing Activities
Dividend declared, not yet paid	$29,711	$26,561	$24,287
Net real estate owned acquired	—	77,516	—
Loan principal payments held by servicer	—	—	15,850

See Notes to Consolidated Financial Statements.

KKR Real Estate Finance Trust Inc.
Notes to Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)
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

As of December 31, 2022, KKR beneficially owned 10,000,001 shares, or 14.5% of KREF's outstanding common stock.

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
(amount in tables in thousands, except per share amounts)
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
(amount in tables in thousands, except per share amounts)
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

The collateral assets of KREF's CLOs, comprised of a pool of loan participations, are included in “Commercial real estate loans, held-for-investment, net” on the Consolidated Balance Sheets. The liabilities of KREF's consolidated CLOs consist solely of obligations to the senior CLO noteholders, excluding subordinated CLO tranches held by KREF as such interests are eliminated in consolidation, and are presented in “Collateralized loan obligations, net” on the Consolidated Balance Sheets. The collateral assets of the CLOs can only be used to settle the obligations of the consolidated CLOs. The interest income from the CLOs’ collateral assets and the interest expense on the CLOs’ liabilities are presented on a gross basis in “Interest income” and “Interest expense”, respectively, in KREF's Consolidated Statements of Income.

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

Noncontrolling Interests — Noncontrolling interests represent the ownership interests in certain consolidated subsidiaries held by entities or persons other than KREF. These noncontrolling interests do not include redemption features and are presented as "Noncontrolling interests in equity of consolidated joint venture" on the Consolidated Balance Sheets.

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

Management determined that KREF's investment in an aggregator vehicle alongside KKR Real Estate Credit Opportunity Partners L.P. ("RECOP I ") is an interest in a VIE, however KREF is not the primary beneficiary and does not have substantive participating or kick-out rights. KREF records its share of net asset value in RECOP I in “Equity method investments” on its Consolidated Balance Sheets and its share of unrealized gains or losses in “Income (loss) from equity method investments” in its Consolidated Statements of Income. Management elected the fair value option for KREF's investment in RECOP I.

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

KKR Real Estate Finance Trust Inc.
Notes to Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)
KREF follows this hierarchy for its financial instruments. The classifications are based on the lowest level of input that is significant to the fair value measurement.

Valuation Process — The Manager reviews the valuation of Level 3 financial instruments as part of KKR's quarterly process. As of December 31, 2022, KKR’s valuation process for Level 3 measurements, as described below, subjected valuations to the review and oversight of various committees. KKR has a global valuation committee assisted by the asset class-specific valuation committees, including a real estate valuation committee that reviews and approves all preliminary Level 3 valuations for real estate assets, including the financial instruments held by KREF. The global valuation committee is responsible for coordinating and implementing KKR’s valuation process to ensure consistency in the application of valuation principles across portfolio investments and between periods. All Level 3 valuations are also subject to approval by the global valuation committee.

Valuation of Commercial Real Estate Loans and Participation Sold — Management generally considers KREF's commercial real estate loans Level 3 assets in the fair value hierarchy as such assets are illiquid, structured investments that are specific to the sponsor, underlying property and its operating performance (Note 16). For financial statement disclosure purposes, on a quarterly basis, management engages an independent valuation firm to estimate the fair value of each loan categorized as a Level 3 asset. Management reviews the quarterly loan valuation estimates provided by the independent valuation firm. These loans are generally valued using a discounted cash flow model using discount rates derived from observable market data applied to the capital structure of the respective sponsor and/or estimated property value. In the event that management's estimate of fair value differs from the fair value estimate provided by the independent valuation firm, KREF ultimately relies solely upon the valuation prepared by the investment personnel of the Manager.

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

KKR Real Estate Finance Trust Inc.
Notes to Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)
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

KREF must maintain sufficient cash and cash equivalents to satisfy liquidity covenants related to its secured financing agreements. However, such amounts are not restricted from use in KREF's current operations, and KREF does not present these cash and cash equivalents as restricted. As of December 31, 2022 and 2021, KREF was required to maintain unrestricted cash and cash equivalents of at least $54.4 million and $65.6 million, respectively, to satisfy its liquidity covenants (Note 5).

As of December 31, 2022 and 2021, KREF had $10.8 million and $2.3 million of restricted cash held in lender-controlled bank accounts, respectively. Such amount is presented within "Other Assets" in the Consolidated Balance Sheets.

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

KKR Real Estate Finance Trust Inc.
Notes to Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)
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

For collateral dependent loans that KREF determines foreclosure of the collateral is probable, KREF measures the expected losses based on the difference between the fair value of the collateral and the amortized cost basis of the loan as of the measurement date. For collateral dependent loans where KREF determines foreclosure is not probable, KREF applies a practical expedient to estimate expected losses using the difference between the collateral’s fair value (less costs to sell the asset if repayment is expected through the sale of the collateral) and the amortized cost basis of the loan. A loan is determined to be collateral dependent if (i) a borrower or sponsor is experiencing financial difficulty, and (ii) the loan is expected to be substantially repaid through the sale of the underlying collateral; such determination requires the use of significant judgment and can be based on several factors subject to uncertainty.

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

Secured Financing Agreements — KREF's secured financing agreements, including uncommitted repurchase facilities, term lending agreements, warehouse facility, asset specific financings and term loan facility, are treated as floating-rate collateralized financing arrangements carried at their contractual amounts, net of unamortized debt issuance costs (Note 5). Included within KREF's secured financing agreements is KREF's corporate revolving credit facility ("Revolver"), which is full recourse to certain guarantor wholly-owned subsidiaries of KREF.

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

KKR Real Estate Finance Trust Inc.
Notes to Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)
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

Other Assets and Accounts Payable, Accrued Expenses and Other Liabilities — As of December 31, 2022, other assets included $10.8 million of restricted cash, $4.9 million of deferred financing costs related to KREF's Revolver (Note 5) and $1.1 million of prepaid expenses. As of December 31, 2021, other assets included $2.3 million of restricted cash, $1.7 million of deferred financing costs related to KREF's Revolver, $1.4 million of interest collections held by the servicer and $1.4 million of prepaid expenses.

As of December 31, 2022, accounts payable, accrued expenses and other liabilities included $4.1 million of allowance for credit losses related to KREF's unfunded loan commitments, $3.7 million of REO liabilities and $2.1 million of accrued expenses. As of December 31, 2021, accounts payable, accrued expenses and other liabilities included $3.9 million of accrued expenses, $3.3 million of assumed REO liabilities, $1.5 million of allowance for credit losses related to KREF's unfunded loan commitments and $0.6 million of prepaid stub interests.

Dividends Payable — KREF records dividends payable on its common stock and preferred stock upon declaration of such dividends. In December 2022, KREF's board of directors declared a dividend of $0.43 per share of common stock to stockholders of record as of December 30, 2022, which was accrued in “Dividends payable” on KREF’s Consolidated Balance Sheets as of December 31, 2022 and was subsequently paid on January 13, 2023. In October 2022, KREF's board of directors declared a dividend of $0.41 per each issued and outstanding share of the Company’s 6.50% Series A Cumulative Redeemable Preferred Stock, which represents an annual dividend of $1.625 per share. The dividend was paid on December 15, 2022 to KREF’s preferred stockholders of record as of November 30, 2022.

Repurchased Stock — KREF accounts for repurchases of its common stock based on the settlement date and presents repurchased stock in “Repurchased stock” on its Consolidated Balance Sheets (Note 11). Payments for stock repurchases that are not yet settled as of the reporting date are presented within “Other assets” on the Consolidated Balance Sheets. As of December 31, 2022, KREF did not retire any repurchased stock.

KKR Real Estate Finance Trust Inc.
Notes to Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)
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

Revenue from Real Estate Owned Operations — Revenue from REO operations is primarily comprised of rental income, including base rent and reimbursements of property operating expenses. For leases that have fixed and measurable base rent escalations, KREF recognizes base rent on a straight-line basis over the non-cancelable lease terms. The difference between such rental income earned and the cash rent amount is recorded as straight-line rent receivable and presented within "Other assets" on the Consolidated Balance Sheets. Reimbursement of property operating expenses arises from tenant leases which provide for the recovery of certain operating expenses and real estate taxes of the respective property. This revenue is accrued in the same periods as the expenses are incurred. Rental income is presented within “Revenue from real estate owned operations” in the Consolidated Statements of Income.

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

Expense Recognition

Commercial Real Estate Loans, Held-For-Investment — For each loan in KREF's portfolio, management performs an evaluation, at least quarterly, of credit quality indicators of loans classified as held-for-investment using applicable loan, property, market and sponsor information obtained from borrowers, loan servicers and local market participants. Such indicators may include the net present value of the underlying collateral, property operating cash flows, the sponsor’s financial wherewithal and competency in managing the property, macroeconomic trends, and property submarket—specific economic factors. The evaluation of these credit quality indicators requires significant judgment by management to determine whether failure to collect contractual amounts is probable.

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

Loans are placed on nonaccrual status when principal or interest is 90 days or more past due unless the loan is both well secured and in the process of collection, or when repayment of interest and principal is, in our judgment, in doubt. Interest received on loans placed on nonaccrual status may be accounted for under the cost-recovery method under certain circumstances, whereby interest collected on a loan is a reduction to its amortized cost. Management may return a loan to accrual status when repayment of principal and interest is reasonably assured.

KKR Real Estate Finance Trust Inc.
Notes to Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)
In certain circumstances, KREF may also modify the original terms of a loan agreement by granting a concession to a borrower experiencing financial difficulty. Such modifications are considered troubled debt restructurings (“TDR”) under GAAP and typically include interest rate reductions, payment extension and modification of loan covenants.

In conjunction with reviewing commercial real estate loans held-for-investment for impairment, the Manager evaluates KREF's commercial real estate loans at least once per quarter, assesses the risk factors of each loan, and assigns a risk rating based on a variety of factors, including, without limitation, underlying real estate performance and asset value, values of comparable properties, durability and quality of property cash flows, sponsor experience and financial wherewithal, and the existence of a risk-mitigating loan structure. Additional key considerations include loan-to-value ratios, debt service coverage ratios, loan structure, real estate and credit market dynamics, and risk of default or principal loss. Based on a five-point scale, KREF's loans are rated "1" through "5," from less risk to greater risk, which ratings are defined as follows: 1 (Very Low Risk); 2 (Low Risk); 3 (Medium Risk); 4 (High Risk/Potential for Loss); and 5 (Impaired/Loss Likely).

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

Tenant Receivables — KREF periodically reviews its REO tenant receivables for collectability, taking into consideration changes in factors such as the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area where the property is located. Tenant receivables, including receivables arising from the straight-lining of rents, are written-off directly when management deems that the collectability of substantially all future lease payments from a specified lease is not probable of collection, at which point, KREF will begin recognizing revenue on a cash basis, based on actual amounts received. Any receivables that are deemed to be uncollectible are recognized as a reduction to “Revenue from real estate owned operations” in the Consolidated Statements of Income.

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

As of December 31, 2022 and 2021, KREF did not have any material deferred tax assets or liabilities arising from future tax consequences attributable to differences between the carrying amounts of existing assets and liabilities in accordance with GAAP and their respective tax bases.

KREF recognizes tax benefits for uncertain tax positions only if it is more likely than not that the position is sustainable based on its technical merits. Interest and penalties on uncertain tax positions are included as a component of the provision for income taxes in KREF's Consolidated Statements of Income. As of December 31, 2022, KREF did not have any material uncertain tax positions.

KKR Real Estate Finance Trust Inc.
Notes to Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)
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

KREF presents diluted EPS under the more dilutive of the treasury stock and if-converted methods or the two-class method. Under the treasury stock and if-converted methods, the denominator includes weighted average common stock outstanding plus the incremental dilutive shares issuable from restricted stock units and an assumed conversion of the Convertible Notes. The numerator includes any changes in income (loss) attributable to common stockholders that would result from the assumed conversion of these potential shares of common stock. Refer to Note 13 for additional discussion of earnings per share.

Recent Accounting Pronouncements

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides temporary optional expedients and exceptions to the US GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from LIBOR and other interbank offered rates to alternative reference rates. The guidance is effective upon issuance and generally may be elected over time through December 31, 2024, as extended under ASU No. 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848. KREF has not adopted any of the optional expedients or exceptions through December 31, 2022, but will continue to evaluate the possible adoption of any such expedients or exceptions during the effective period as circumstances evolve.

In March 2022, the FASB issued ASU No. 2022-02, Financial Instruments — Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures, which eliminates the recognition and measurement guidance for a troubled debt restructuring (TDR) for creditors that have adopted CECL and requires public business entities to present gross write-offs by year of origination in their vintage disclosures. The guidance is effective for KREF in the first quarter of 2023. The guidance allows the use of a prospective or modified retrospective transition method. KREF expects the adoption of ASU 2022-02 to have no significant impact on its consolidated financial statements.

KKR Real Estate Finance Trust Inc.
Notes to Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)
Note 3. Commercial Real Estate Loans

The following table summarizes KREF's investments in commercial real estate loans as of December 31, 2022 and 2021:

					Weighted Average(C)
Loan Type	Outstanding Principal	Amortized Cost(A)	Carrying Value(B)	Loan Count	Floating Rate Loan %	Coupon(D)	Life (Years)(E)
December 31, 2022
Loans held-for-investment
Senior loans(F)	$7,463,459	$7,395,463	$7,288,635	73	100.0%	7.7%	3.3
Mezzanine and other loans(G)	104,433	98,675	98,529	4	94.7	14.8	3.0
Total/Weighted Average	$7,567,892	$7,494,138	$7,387,164	77	99.9%	7.8%	3.3
December 31, 2021
Loans held-for-investment
Senior loans(F)	$6,263,370	$6,222,058	$6,200,078	59	100.0%	3.9%	3.6
Mezzanine and other loans(G)	100,735	94,675	94,411	4	94.5	11.2	4.0
Total/Weighted Average	$6,364,105	$6,316,733	$6,294,489	63	99.9%	4.1%	3.6

(A)    Amortized cost represents the outstanding principal of loan, net of applicable unamortized discounts, loan origination fees and write-off on uncollectible loan balances.
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
(F)    Senior loans may include accommodation mezzanine loans in connection with the senior mortgage financing. Also, includes CLO loan participations of $2,149.0 million and $1,246.0 million as of December 31, 2022 and 2021, respectively.
(G)    Includes one real estate corporate loan to a multifamily operator with a principal and a carrying value of $40.4 million and $40.1 million, respectively, as of December 31, 2022, and $41.1 million and $40.3 million, respectively, as of December 31, 2021.

Activity — For the years ended December 31, 2022 and 2021, the loan portfolio activity was as follows:

	Amortized Cost	Allowance for Credit Losses	Carrying Value
Balance at December 31, 2020	$4,844,534	$(59,801)	$4,784,733
Originations and future fundings, net(A)	3,904,267	—	3,904,267
Proceeds from sales and loan repayments(B)	(2,346,593)	—	(2,346,593)
Accretion of loan discount and other amortization, net(C)	22,852	—	22,852
Payment-in-kind interest	2,094	—	2,094
Transfer to real estate owned	(77,516)	—	(77,516)
(Provision for) Reversal of credit losses	—	4,652	4,652
Write-off charged	(32,905)	32,905	—
Balance at December 31, 2021	$6,316,733	$(22,244)	$6,294,489
Originations and future fundings, net(A)	2,419,733	—	2,419,733
Proceeds from sales and loan repayments	(1,244,262)	—	(1,244,262)
Accretion of loan discount and other amortization, net(C)	25,064	—	25,064
Payment-in-kind interest	1,870	—	1,870
(Provision for) Reversal of credit losses	—	(109,730)	(109,730)
Write-off charged(D)	(25,000)	25,000	—
Balance at December 31, 2022	$7,494,138	$(106,974)	$7,387,164

(A)    Net of applicable premiums, discounts and deferred loan origination costs. Includes fundings on previously originated loans.
(B)    Includes $150.0 million in proceeds from non-recourse sale of senior interests during the year ended December 31, 2021.
(C)    Includes accretion of applicable discounts, certain fees and deferred loan origination costs.
(D)    Includes a $25.0 million write-off on a portion of a $161.0 million defaulted senior office loan that was deemed uncollectible during the year ended December 31, 2022.

KKR Real Estate Finance Trust Inc.
Notes to Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)

As of December 31, 2022 and 2021, there was $43.3 million and $41.9 million, respectively, of unamortized origination discounts and deferred fees included in "Commercial real estate loans, held-for-investment, net" on the Consolidated Balance Sheets. KREF recognized prepayment fee income of $9.6 million and $6.7 million, respectively, during the years ended December 31, 2022 and 2021. KREF recognized net accelerated fee income of $1.8 million and $5.3 million, respectively, relating to loan repayments, during the years ended December 31, 2022 and 2021.

KREF may enter into loan modifications that include, among other changes, incremental capital contributions or partial repayments from certain borrowers, repurposing of reserves, and a temporary partial deferral for a portion of the coupon as payment-in-kind interest (“PIK Interest”) due, which is capitalized, compounded, and added to the outstanding principal balance of the respective loans. As of December 31, 2022, KREF had no outstanding PIK interest in connection with loan modifications.

Loan Risk Ratings — As further described in Note 2, our Manager evaluates KREF's commercial real estate loan portfolio at least once per quarter. In conjunction with its commercial real estate loan portfolio review, KREF's Manager assesses the risk factors of each loan and assigns a risk rating based on a variety of factors. Loans are rated “1” (Very Low Risk) through “5” Impaired/Loss Likely), which ratings are defined in Note 2.

The following tables summarize the carrying value of the loan portfolio based on KREF's internal risk ratings:

December 31, 2022					December 31, 2021
Risk Rating	Number of Loans(B)	Carrying Value	Total Loan Exposure(A)	Total Loan Exposure %	Number of Loans(B)	Carrying Value	Total Loan Exposure(A)	Total Loan Exposure %
1	—	$—	$—	—%	1	$243,549	$243,552	3.6%
2	—	—	—	—	3	410,293	411,424	6.2
3	70	6,560,166	6,864,941	88.0	54	5,268,590	5,627,927	84.3
4	3	443,957	446,322	5.7	4	394,301	394,336	5.9
5	4	490,015	489,214	6.3	1	—	—	—
Total loan receivable	77	$7,494,138	$7,800,477	100.0%	63	$6,316,733	$6,677,239	100.0%
Allowance for credit losses		(106,974)				(22,244)
Loan receivable, net		$7,387,164				$6,294,489

(A)    In certain instances, KREF finances its loans through the non-recourse sale of a senior interest that is not included in the consolidated financial statements. Total loan exposure includes the entire loan KREF originated and financed, including $263.1 million and $318.6 million of such non-consolidated interests as of December 31, 2022 and 2021, respectively.
(B)    Includes one impaired 5-rated mezzanine retail loan that was fully written off.

As of December 31, 2022, the average risk rating of KREF's portfolio was 3.2, weighted by total loan exposure, as compared to 2.9 as of December 31, 2021.

Loan Vintage — The following tables present the amortized cost of the loan portfolio by KREF's internal risk rating and year of origination. The risk ratings are updated as of December 31, 2022 and 2021 in the corresponding table.

December 31, 2022
			Amortized Cost by Year of Origination
Risk Rating	Number of Loans(A)	Outstanding Principal	2022	2021	2020	2019	2018	Prior	Total
Commercial Real Estate Loans
1	—	$—	$—	$—	$—	$—	$—	$—	$—
2	—	—	—	—	—	—	—	—	—
3	70	6,601,856	1,812,576	3,594,235	353,506	472,125	307,582	20,142	6,560,166
4	3	446,322	101,469	193,883	—	148,605	—	—	443,957
5	4	519,714	—	—	—	158,698	136,825	194,492	490,015
	77	$7,567,892	$1,914,045	$3,788,118	$353,506	$779,428	$444,407	$214,634	$7,494,138

(A)    Includes one impaired 5-rated mezzanine retail loan that was fully written off.

KKR Real Estate Finance Trust Inc.
Notes to Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)

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

Allowance for Credit Losses — The following tables present the changes to the allowance for credit losses for the years ended December 31, 2022 and 2021, respectively:

	Commercial Real Estate Loans	Unfunded Loan Commitments	Total
Balance at December 31, 2020	$59,801	$902	$60,703
Provision for (reversal of) credit losses, net	(4,652)	593	(4,059)
Write-off charged	(32,905)	—	(32,905)
Recoveries	—	—	—
Balance at December 31, 2021	$22,244	$1,495	$23,739
Provision for (reversal of) credit losses, net	109,730	2,643	112,373
Write-off charged	(25,000)	—	(25,000)
Recoveries	—	—	—
Balance at December 31, 2022	$106,974	$4,138	$111,112

As of December 31, 2022, the allowance for credit losses was $111.1 million, which represented an increase of $87.4 million during the year ended December 31, 2022. The allowance for credit losses was impacted by increased uncertainty in the macro-economic outlook, including weakening credit indicators, inflationary pressures and rising short-term interest rates. In addition, the office sector has experienced volatility and reduced liquidity. The increase in the allowance included additional provisions on KREF’s risk-rated 4 and 5 loans, which are primarily collateralized by office properties.

As of December 31, 2022, KREF had one risk-rated 5 senior office loan located in Philadelphia, PA, which was past its current maturity date of September 2022. In December 2022, KREF agreed to restructure the $161.0 million defaulted loan and $25.0 million of which was deemed uncollectible and written off. The loan had an amortized cost of $136.8 million and was not pledged to any secured financing facility as of December 31, 2022. The loan is current on contractual interest payments and paid its January 2023 monthly interest payment subsequent to year end. KREF closed the loan modification in January 2023. Refer to Note 18 of consolidated financial statements for additional information.

KREF had one risk-rated 5 senior office loan located in Philadelphia, PA, originated in April 2019, with an outstanding principal balance of $158.8 million and an unfunded commitment of $23.8 million as of December 31, 2022. The loan had an amortized cost of $158.7 million and $156.4 million as of December 31, 2022 and 2021, respectively. KREF recognized $7.7 million of interest income during the years ended December 31, 2022 and 2021. The property experienced slower than anticipated leasing activity due to softness in the overall Philadelphia market and COVID-accelerated office trends. In December 2022, this loan was placed on nonaccrual status and future interest collections will be accounted for under the cost recovery method. This loan is current on contractual interest payments and its maximum maturity is May 2024, assuming all extension options are exercised.

KREF had one risk-rated 5 senior office loan located in Minneapolis, MN, originated in November 2017, with an outstanding principal balance of $194.4 million and no unfunded commitment as of December 31, 2022. In December 2022, KREF negotiated a short-term loan extension, which was accounted for as a troubled debt restructuring (TDR). There is uncertainty as

KKR Real Estate Finance Trust Inc.
Notes to Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)
to whether the borrower will be able to obtain refinancing with desirable economic terms in the current market. This loan is current on contractual interest payments and its maximum maturity is April 2023, assuming all extension options are exercised.

The 5-rated loans were determined to be collateral dependent as of December 31, 2022. KREF estimated expected losses based on each loan’s collateral fair value, which was determined by applying a capitalization rate between 7.3% to 9.2% and a discount rate between 9.8% to 10.0%, respectively.

The $4.1 million net benefit during the year ended December 31, 2021 was primarily due to the reversal of $32.1 million in allowance for credit losses for one senior retail loan where we took title of the underlying collateral and a more stable macroeconomic outlook based on improved observed economic data, partially offset by an increase to the allowance related to newly originated loans and an impaired mezzanine loan that was deemed uncollectible.

Concentration of Credit Risk — The following tables present the geographies and property types of collateral underlying KREF's commercial real estate loans as a percentage of the loans' principal amounts:

	December 31, 2022	December 31, 2021		December 31, 2022	December 31, 2021
Geography(A)			Collateral Property Type
California	16.9%	10.8%	Multifamily	46.8%	46.7%
Texas	16.1	15.0	Office	23.0	25.4
Florida	11.1	10.5	Industrial	12.7	4.4
Virginia	8.4	6.7	Life Science	7.7	9.3
Massachusetts	8.3	10.3	Hospitality	4.8	6.9
Washington D.C.	5.9	4.7	Condo (Residential)	2.6	3.9
Pennsylvania	5.7	8.2	Student Housing	1.5	3.1
New York	5.6	11.5	Single Family Rental	0.5	0.2
North Carolina	4.0	2.0	Self-Storage	0.3	—
Washington	2.9	3.6	Retail	0.1	0.1
Minnesota	2.7	3.1	Total	100.0%	100.0%
Arizona	2.6	1.2
Georgia	2.5	2.2
Nevada	2.0	1.6
Illinois	1.6	3.8
Colorado	1.0	2.7
Other U.S.	2.7	2.1
Total	100.0%	100.0%

(A)    Excludes one real estate corporate loan to a multifamily operator with an outstanding principal amount of $40.4 million and $41.1 million, representing 0.5% and 0.6% of KREF’s commercial real estate loans, as of December 31, 2022 and 2021, respectively.

KKR Real Estate Finance Trust Inc.
Notes to Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)
Note 4. Real Estate Owned

In 2015, KREF originated a $177.0 million senior loan secured by a retail property in Portland, OR. The loan had a risk rating of 5 and was placed on nonaccrual status in October 2020, with an amortized cost and carrying value of $109.6 million and $69.3 million, respectively, as of September 30, 2021. On December 17, 2021, KREF took title to the retail property. Such acquisition was accounted for as an asset acquisition under ASC 805. Accordingly, KREF recognized the property on the consolidated balance sheet as REO with a carrying value of $78.6 million, which included the estimated fair value of the property and capitalized transaction costs. In addition, KREF assumed $2.0 million in other net assets of the REO.

The following table presents the REO assets and liabilities included on KREF's Consolidated Balance Sheets:

	December 31, 2022	December 17, 2021(C)
Assets
Cash	$781	$3,377
Real estate owned - land	78,569	78,569
Real estate owned - land improvements	1,662	—
In-place lease intangibles(A)	268	335
Tenant receivables(A)	541	—
Other assets(A)	1,304	1,119
Total	$83,125	$83,400
Liabilities
Below-market lease intangibles(B)	$1,460	$1,825
Accounts payable, accrued expenses and other liabilities(B)	2,254	1,742
Total	$3,714	$3,567

(A)    Included in “Other assets” on the Consolidated Balance Sheets.
(B)    Included in “Accounts payable, accrued expenses and other liabilities” on the Consolidated Balance Sheets.
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

The following table presents the REO operations and related income (loss) included in KREF’s Consolidated Statements of Income:

For The Year Ended
December 31, 2022
Rental income(A)	$7,589
Other operating income(A)	1,382
Expenses from real estate owned operations	11,113
Other income(B)	1,382
Total	$(760)

(A)    Included in “Revenue from real estate owned operations” on the Consolidated Statements of Income.
(B)    Represents nonrecurring local tax and energy credits received.

KKR Real Estate Finance Trust Inc.
Notes to Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)
The following table presents the amortization of lease intangibles included in KREF’s Consolidated Statements of Income:

		For The Year Ended
	Income Statement Location	December 31, 2022
Asset
In-place lease intangibles	Expenses from real estate owned operations	$67
Liability
Below-market lease intangibles	Revenue from real estate owned operations	365

The following table presents the amortization of lease intangibles for each of the five succeeding fiscal years:

Year	In-place Lease Intangible Assets	Below-market Lease Intangible Liabilities
2023	$67	$365
2024	67	365
2025	67	365
2026	67	365

Future Minimum Lease Payments — The following table presents the future minimum lease payments to be collected under non-cancelable operating leases, excluding tenant reimbursements of expenses:

Year	Contractual Lease Payments
2023	$4,272
2024	1,717
2025	902
2026	433
2027	22
Thereafter	—

KKR Real Estate Finance Trust Inc.
Notes to Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)
Note 5. Debt Obligations

The following table summarizes KREF's secured master repurchase agreements and other financing arrangements in place as of December 31, 2022 and 2021:

	December 31, 2022											December 31, 2021
	Facility							Collateral				Facility
	Month Issued	Maximum Facility Size	Outstanding Principal	Carrying Value(A)	Final Stated Maturity	Weighted Average Funding Cost(B)	Weighted Average Life (Years)(B)	Outstanding Principal	Amortized Cost Basis	Carrying Value	Weighted Average Life (Years)(C)	Carrying Value(A)
Master Repurchase Agreements(D)
Wells Fargo(E)	Oct 2015	$1,000,000	$672,556	$670,824	Sep 2026	6.0%	2.5	$924,327	$914,889	$909,134	3.9	$978,615
Morgan Stanley(F)	Dec 2016	600,000	594,537	593,136	Dec 2023	6.6	0.8	807,885	803,737	789,822	3.0	382,081
Goldman Sachs(G)	Sep 2016	240,000	169,073	168,369	Oct 2025	6.9	2.1	363,693	359,601	356,713	3.7	189,456
Term Lending Agreements
KREF Lending V(H)	Jun 2019	530,943	502,878	502,539	Jun 2026	6.5	0.3	706,930	706,837	683,165	1.1	617,185
KREF Lending IX(I)	Jul 2021	1,000,000	727,472	719,000	n.a	6.7	2.2	912,757	905,166	901,310	4.2	493,853
KREF Lending XII(J)	Jun 2022	350,000	161,140	159,784	n.a	6.3	2.9	219,694	218,152	217,170	4.2	—
Warehouse Facility
HSBC Facility(K)	Mar 2020	500,000	—	—	Mar 2023	—	0.2	—	—	—	n.a	(55)
Asset Specific Financing
BMO Facility(L)	Aug 2018	300,000	138,615	137,170	n.a	6.2	2.5	178,979	177,887	177,498	4.5	60,000
KREF Lending XI(M)	Apr 2022	100,000	100,000	98,990	n.a	7.6	1.7	125,000	124,412	123,892	3.7	—
KREF Lending XIII(N)	Aug 2022	265,625	72,873	69,777	n.a	7.5	3.6	85,733	82,930	82,822	4.6	—
KREF Lending XIV(O)	Oct 2022	125,000	—	(1,655)	n.a	—	0.0	—	(1,360)	(1,360)	4.8	—
Revolving Credit Agreement
Revolver(P)	Dec 2018	610,000	—	—	Mar 2027	—	4.2	n.a	n.a	n.a	n.a	135,000
Total / Weighted Average		$5,621,568	$3,139,144	$3,117,934		6.5%	1.7					$2,856,135

(A)    Net of $21.2 million and $11.3 million unamortized deferred financing costs as of December 31, 2022 and 2021, respectively.
(B)    Average weighted by the outstanding principal of borrowings. Funding cost includes deferred financing costs.
(C)    Average based on the fully extended loan maturity, weighted by the outstanding principal of the collateral.
(D)    Borrowings under these repurchase agreements are collateralized by senior loans, held-for-investment, and bear interest equal to the sum of (i) a floating rate index, including one-month LIBOR and Term SOFR, and (ii) a financing spread. As of December 31, 2022 and 2021, the percentage of the outstanding principal of the collateral sold and not borrowed under these repurchase agreements, or average "haircut" weighted by outstanding principal of collateral, was 31.5% and 30.3%, respectively (or 25.6% and 25.9%, respectively, if KREF had borrowed the maximum amount approved by its repurchase agreement counterparties as of such dates).
(E)    The current stated maturity date is September 2024, which does not reflect two twelve-month facility term extension options available to KREF, which are subject to certain covenants and thresholds. As of December 31, 2022, the financing spread was between 1.30% and 1.61%.
(F)    The current stated maturity is December 2023, with two one-year extension periods subject to approval by the lender. In addition, KREF has the option to increase the facility amount to $750.0 million. As of December 31, 2022, the financing spread was between 1.70% and 2.40%.
(G)    The current stated maturity date is October 2023, with two one-year extension options available to KREF. As of December 31, 2022, the financing spread was between 1.75% and 3.20%.
(H)    KREF, through its wholly–owned subsidiary KREF Lending V LLC, entered into a Master Repurchase and Securities Contract Agreement ("KREF Lending V Facility") with Morgan Stanley Mortgage Capital Holdings LLC ("Administrative Agent"), as administrative agent on behalf of Morgan Stanley Bank, N.A. ("Initial Buyer"), which provides non-mark-to-market financing. The Initial Buyer subsequently syndicated a portion of the facility to multiple financial institutions. As of December 31, 2022, the Initial Buyer held 23.9% of the total commitment under the facility. Borrowings under the facility are collateralized by certain loans, held for investment, and bear interest equal to Term SOFR, plus a 2.00% margin. The current stated maturity is June 2023, subject to three additional one-year extension options, which may be exercised by KREF upon the satisfaction of certain customary conditions and thresholds.
(I)    KREF, through its wholly–owned subsidiary KREF Lending IX LLC, entered into a $500.0 million Master Repurchase and Securities Contract Agreement with a financial institution ("KREF Lending IX Facility"). In March 2022, KREF increased the borrowing capacity to $750.0 million. In August 2022, KREF further increased the borrowing capacity to $1,000.0 million. The facility, which provides financing on a non-mark-to-market basis with partial recourse to KREF, has a three-year draw period and match-term to the underlying loans. As of December 31, 2022, the financing spread was between 1.65% and 2.00%.
(J)    KREF, through its wholly–owned subsidiary KREF Lending XII LLC, entered into a $350.0 million Master Repurchase Agreement and Securities Contract with a financial institution ("KREF Lending XII Facility"). The facility, which provides financing on a non-mark-to-market basis with partial recourse to KREF, has a two-year draw period and match-term to the underlying loans. In addition, KREF has the option to increase the facility amount to $500.0 million. As of December 31, 2022, the financing spread was between 1.35% and 1.45%.
(K)    KREF entered into a $500.0 million Loan and Security Agreement with HSBC Bank USA, National Association (“HSBC Facility”). The facility, which matures in March 2023, provides warehouse financing on a non-mark-to-market basis with partial recourse to KREF.

KKR Real Estate Finance Trust Inc.
Notes to Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)
(L)    KREF entered into a $200.0 million loan financing facility with BMO Harris Bank ("BMO Facility") and subsequently increased the borrowing capacity to $300.0 million. The facility provides asset-based financing on a non-mark-to-market basis with match-term up to five years with partial recourse to KREF. As of December 31, 2022, the financing spread was 1.85%.
(M)    KREF, through its wholly-owned subsidiary KREF Lending XI LLC, entered into a $100.0 million loan financing facility with a financial institution ("KREF Lending XI Facility"). The facility provides match-term asset-based financing on a non-mark-to-market and non-recourse basis. As of December 31, 2022, the financing spread was 2.65%.
(N)    KREF, through its wholly-owned subsidiary KREF Lending XIII LLC, entered into a $265.6 million loan financing facility with a financial institution ("KREF Lending XIII Facility"). The facility provides match-term asset-based financing on a non-mark-to-market and non-recourse basis. As of December 31, 2022, the financing spread was 3.0%.
(O)    KREF, through its wholly-owned subsidiary KREF Lending XIV LLC, entered into a $125.0 million loan financing facility with a financial institution ("KREF Lending XIV Facility"). The facility provides match-term asset-based financing on a non-mark-to-market and non-recourse basis. As of December 31, 2022, the financing spread was 2.75%.
(P)    KREF entered into a $100.0 million corporate revolving credit facility (“Revolver”) administered by Morgan Stanley Senior Funding, Inc. Additional lenders were added subsequently, further increasing the Revolver borrowing capacity to $610.0 million as of December 31, 2022. The current stated maturity of the facility is March 2027. Borrowings under the facility bear interest at a per annum rate equal to the sum of (i) a floating rate index and (ii) a fixed margin. Borrowings under this facility are full recourse to certain guarantor wholly-owned subsidiaries of KREF. As of December 31, 2022, the carrying value excluded $4.9 million unamortized debt issuance costs presented within "Other assets" on KREF's Consolidated Balance Sheets.

As of December 31, 2022 and 2021, KREF had outstanding repurchase agreements and term lending agreements where the amount at risk with any individual counterparty, or group of related counterparties, exceeded 10.0% of KREF’s stockholders' equity. The amount at risk under these agreements is the net counterparty exposure, defined as the excess of the carrying amount (or market value, if higher than the carrying amount, for repurchase agreements) of the assets sold under agreement to repurchase, including accrued interest plus any cash or other assets on deposit to secure the repurchase obligation, over the amount of the repurchase liability, adjusted for accrued interest. The following table summarizes certain characteristics of KREF's repurchase agreements where the amount at risk with any individual counterparty, or group of related counterparties, exceeded 10.0% of KREF’s stockholders' equity as of December 31, 2022 and 2021:

	Outstanding Principal	Net Counterparty Exposure	Percent of Stockholders' Equity	Weighted Average Life (Years)(A)
December 31, 2022
Wells Fargo	$672,556	$240,897	15.3%	2.5
Morgan Stanley	594,537	199,485	12.7	0.8
Goldman Sachs	169,073	190,917	12.1	2.1
KREF Lending V(B)	502,878	182,774	11.6	0.3
KREF Lending IX	727,472	177,358	11.3	2.2
Total / Weighted Average	$2,666,516	$991,431	63.0%	1.6
December 31, 2021
Wells Fargo	$980,593	$409,489	30.1%	3.4
Morgan Stanley	383,592	166,426	12.2	0.8
KREF Lending V(B)	617,627	139,149	10.2	0.5
Total / Weighted Average	$1,981,812	$715,064	52.5%	2.0

(A)    Average weighted by the outstanding principal of borrowings under the secured financing agreement.
(B)    There were multiple counterparties to the KREF Lending V Facility. Morgan Stanley Bank, N.A. represented 2.8% and 2.5% of the net counterparty exposure as a percent of stockholders' equity as of December 31, 2022 and 2021, respectively.

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

KKR Real Estate Finance Trust Inc.
Notes to Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)
Term Loan Facility

In April 2018, KREF, through its consolidated subsidiaries, entered into a term loan financing agreement (“Term Loan Facility”) with third party lenders for an initial borrowing capacity of $200.0 million that was subsequently increased to $1.0 billion in October 2018. The facility provides asset-based financing on a non-mark-to-market basis with match-term up to five years and is non-recourse to KREF. Borrowings under the facility are collateralized by senior loans, held-for-investment, and bear interest equal to one-month LIBOR plus a margin. The weighted average margin on the facility was 1.8% and 1.6% as of December 31, 2022 and 2021, respectively.

The following tables summarize our borrowings under the Term Loan Facility:

	December 31, 2022
Term Loan Facility	Count	Outstanding Principal	Amortized Cost	Carrying Value	Wtd. Avg. Yield/Cost(A)	Guarantee(B)	Wtd. Avg. Term(C)
Collateral assets	12	$785,076	$780,526	$751,579	+ 3.4%	n.a.	April 2026
Financing provided	n.a.	631,557	630,757	630,757	+ 1.9%	n.a.	April 2026

	December 31, 2021
Term Loan Facility	Count	Outstanding Principal	Amortized Cost	Carrying Value	Wtd. Avg. Yield/Cost(A)	Guarantee(B)	Wtd. Avg. Term(C)
Collateral assets	12	$1,078,795	$1,076,241	$1,074,116	L + 3.4%	n.a.	August 2024
Financing provided	n.a.	870,458	870,458	870,458	L + 1.6%	n.a.	August 2024

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

Activity — For the years ended December 31, 2022 and 2021, the activity related to the carrying value of KREF’s secured financing agreements were as follows:

Secured Financing Agreements, Net
Balance as of December 31, 2020	$2,574,747
Principal borrowings	3,641,992
Principal repayments/sales	(2,485,423)
Deferred debt issuance costs	(13,929)
Amortization of deferred debt issuance costs	9,206
Balance as of December 31, 2021	$3,726,593
Principal borrowings	2,483,907
Principal repayments/sales	(2,451,099)
Deferred debt issuance costs	(22,181)
Amortization of deferred debt issuance costs	11,471
Balance as of December 31, 2022	$3,748,691

KKR Real Estate Finance Trust Inc.
Notes to Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)
Maturities — KREF’s secured financing agreements, term loan facility and other consolidated debt obligations in place as of December 31, 2022 had contractual maturities as follows:

Year	Nonrecourse	Recourse(A)	Total
2023	$1,043,491	$274,354	$1,317,845
2024	888,294	169,659	1,057,953
2025	638,459	201,995	840,454
2026	410,388	95,560	505,948
Thereafter	48,501	—	48,501
	$3,029,133	$741,568	$3,770,701

(A)    Except for the Revolver, which is full recourse, amounts borrowed subject to a maximum 25.0% recourse limit. The Revolver expires in March 2027.

Covenants — KREF is required to comply with customary loan covenants and event of default provisions related to its secured financing agreements and Revolver, including, but not limited to, negative covenants relating to restrictions on operations with respect to KREF’s status as a REIT, and financial covenants. Such financial covenants include an interest income to interest expense ratio covenant (1.5 to 1.0); a minimum consolidated tangible net worth covenant (75.0% of the aggregate cash proceeds of any equity issuances made and any capital contributions received by KREF and certain subsidiaries or up to approximately $1,353.4 million depending upon the facility); a cash liquidity covenant (the greater of $10.0 million or 5.0% of KREF's recourse indebtedness); and a total indebtedness covenant (83.3% of KREF's Total Assets, as defined in the applicable financing agreements). As of December 31, 2022 and 2021, KREF was in compliance with its financial debt covenants.

KKR Real Estate Finance Trust Inc.
Notes to Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)
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

The CLO issuance costs are netted against the outstanding principal balance of the CLO notes in "Collateralized loan obligations, net" in the Consolidated Balance Sheets.

The following tables outline CLO collateral assets and respective borrowing as of December 31, 2022 and 2021:

	December 31, 2022
	Count	Outstanding Principal	Amortized Cost	Carrying Value	Wtd. Avg. Yield/Cost(A)	Wtd. Avg. Term(B)
KREF 2021-FL2
Collateral assets(C)(D)	17	$1,300,000	$1,300,000	$1,283,162	+ 3.3%	April 2026
Financing provided	1	1,095,250	1,092,332	1,092,332	L + 1.7%	February 2039
KREF 2022-FL3
Collateral assets(C)	16	$1,000,000	$1,000,000	$991,452	+ 3.1%	October 2026
Financing provided	1	847,500	843,260	843,260	S + 2.2%	February 2039

	December 31, 2021
KREF 2021-FL2	Count	Outstanding Principal	Amortized Cost	Carrying Value	Wtd. Avg. Yield/Cost	Wtd. Avg. Term(B)
Collateral assets(C)(D)	20	$1,300,000	$1,300,000	$1,296,745	L + 3.4%	June 2025
Financing provided	1	1,095,250	1,087,976	1,087,976	L + 1.7%	February 2039

(A)    Expressed as a spread over the relevant benchmark rates, which include one-month LIBOR and Term SOFR, as applicable to each loan. As of December 31, 2022, 64.1% and 35.9% of the CLO collateral loan assets by principal balance earned a floating rate of interest indexed to one-month LIBOR and Term SOFR, respectively. In addition to cash coupon, yield/cost includes the amortization of deferred origination/financing costs.
(B)    Loan term represents weighted-average final maturity, assuming all extension options are exercised by the borrowers, weighted by outstanding principal. Repayments of CLO notes are dependent on timing of underlying collateral loan asset repayments post reinvestment period. The term of the CLO notes represents the rated final distribution date.
(C)    Collateral loan assets represent 28.4% and 19.6% of the principal of KREF's commercial real estate loans as of December 31, 2022 and 2021, respectively. As of December 31, 2022 and December 31, 2021, 100% of KREF loans financed through the CLOs are floating rate loans.
(D)    Including $151.0 million and $54.0 million cash held in CLO 2021-FL2 as of December 31, 2022 and 2021, respectively.

KKR Real Estate Finance Trust Inc.
Notes to Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)
The following table presents the CLO assets and liabilities included in KREF’s Consolidated Balance Sheets:

Assets	December 31, 2022	December 31, 2021
Cash	$151,000	$54,000
Commercial real estate loans, held-for-investment	2,149,000	1,246,000
Less: Allowance for credit losses	(25,387)	(3,255)
Commercial real estate loans, held-for-investment, net	2,123,613	1,242,745
Accrued interest receivable	10,693	3,091
Other assets	155	766
Total	$2,285,461	$1,300,602
Liabilities
Collateralized loan obligations, net(A)	$1,935,592	$1,087,976
Accrued interest payable	4,442	852
Total	$1,940,034	$1,088,828

(A)    Net of $7.2 million and $7.3 million of unamortized deferred financing costs as of December 31, 2022 and 2021, respectively.

The following table presents the components of net interest income of CLOs included in KREF’s Consolidated Statements of Income:

	For the Year Ended December 31,
	2022	2021
Net Interest Income
Interest income	$110,043	$48,296
Interest expense(A)	68,658	14,876
Net interest income	$41,385	$33,420

(A)    Net of interest expense on internally held CLO notes. Includes $7.9 million and $1.7 million of deferred financing costs amortization for the years ended December 31, 2022 and 2021, respectively.

KKR Real Estate Finance Trust Inc.
Notes to Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)
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

Inclusive of the amortization of the discount and issuance costs, KREF’s total cost of the secured term loan is LIBOR plus 4.1% per annum, subject to the applicable LIBOR floor, as of December 31, 2022. The following table summarizes KREF’s secured term loan at December 31, 2022 and 2021, respectively:

	December 31, 2022	December 31, 2021
Principal amount	$346,500	$350,000
Unamortized discount	(4,656)	(5,652)
Deferred financing costs	(5,016)	(5,799)
Carrying amount	$336,828	$338,549

Covenants — KREF is required to comply with customary loan covenants and event of default provisions related to its secured term loan that include, but are not limited to, negative covenants relating to restrictions on operations with respect to KREF’s status as a REIT, and financial covenants. Such financial covenants include a minimum consolidated tangible net worth of $650.0 million and a maximum Total Debt to Total Assets ratio, as defined in the secured term loan agreements, of 83.3% (the “Leverage Covenant”). KREF was in compliance with such covenants as of December 31, 2022 and 2021.

KKR Real Estate Finance Trust Inc.
Notes to Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)
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

The following table details the carrying value of the Convertible Notes on KREF's Consolidated Balance Sheets:

	December 31, 2022	December 31, 2021
Principal	$143,750	$143,750
Deferred financing costs	(380)	(1,405)
Unamortized discount	(133)	(494)
Carrying value	$143,237	$141,851

The following table details the interest expense related to the Convertible Notes:

	For the Year Ended December 31,
	2022	2021
Cash coupon	$8,805	$8,805
Discount and issuance cost amortization	1,386	1,386
Total interest expense	$10,191	$10,191

Accrued interest payable for the Convertible Notes was $1.1 million as of December 31, 2022 and 2021. Refer to Note 2 for additional discussion of accounting policies for the Convertible Notes.

KKR Real Estate Finance Trust Inc.
Notes to Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)
Note 9. Loan Participations Sold

KREF finances certain loan investments through the syndication of a non-recourse, or limited-recourse, loan participations to unaffiliated third parties. In October 2019, KREF syndicated a $65.0 million vertical participation in one of its loan investments with a principal balance of $328.5 million to an unaffiliated third party, at par value. In June 2020, KREF increased the maximum loan amount by $6.5 million and syndicated an additional $1.2 million vertical participation to the same third party. Such syndications did not qualify for "sale" accounting under GAAP and therefore were consolidated in KREF's consolidated financial statements. In September 2021, KREF fully repaid the $66.2 million vertical loan participation in connection with the payoff of the underlying loan.

KKR Real Estate Finance Trust Inc.
Notes to Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)
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

As of December 31, 2022, the joint venture held REO assets with a net carrying value of $70.4 million. KREF has priority of distributions up to $71.8 million before the JV Partner can participate in the economics of the joint venture.

Equity Method Investments

As of December 31, 2022, KREF held a 3.5% interest in RECOP I, an unconsolidated VIE of which KREF is not the primary beneficiary, at its fair value of $36.8 million. The aggregator vehicle in which KREF invests is controlled and advised by affiliates of the Manager. RECOP I primarily acquired junior tranches of CMBS newly issued by third parties. KREF will not pay any fees to RECOP I, but KREF bears its pro rata share of RECOP I's expenses. KREF reported its share of the net asset value of RECOP I in its Consolidated Balance Sheets, presented as “Equity method investments” and its share of net income, presented as “Income (loss) from equity method investments” in the Consolidated Statements of Income.

KKR Real Estate Finance Trust Inc.
Notes to Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)
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

Common Stock — As further described below, since December 31, 2019, KREF issued the following shares of common stock:

Pricing Date	Shares Issued(A)	Net Proceeds
As of December 31, 2019	59,211,838	$1,162,023
November 2021	5,000,000	108,800
November 2021(B)	1	—
November 2021	547,361	11,911
As of December 31, 2021	64,759,200	$1,282,734
February 2022(C)	68,817	1,426
March 2022	6,494,155	133,845
June 2022	2,750,000	53,653
August 2022(C)	271,641	5,300
As of December 31, 2022	74,343,813	$1,476,958

(A)    Excludes 736,894 net shares of common stock issued to-date in connection with vested restricted stock units.
(B)    KREF did not receive any proceeds with respect to one share of common stock issued to KKR in connection with the conversion of the special voting preferred stock, in accordance with KREF’s Articles of Restatement dated as of May 10, 2017.
(C)    Represents shares issued under the ATM.

In March and June of 2022, KREF issued 6,494,155 and 2,750,000 shares of common stock in an underwritten offering, respectively, which included the partial exercise of the underwriters’ option to purchase additional shares of common stock, and received net proceeds after underwriting discounts and commissions of $133.8 million and $53.7 million, respectively.

During the years ended December 31, 2022 and 2021, 225,036 and 203,942 shares of common stock were issued related to the vesting of restricted stock units. Upon any payment of shares as a result of restricted stock unit vesting, the related tax withholding obligation will generally be satisfied by KREF, reducing the number of shares to be delivered by a number of shares necessary to satisfy the related applicable tax withholding obligation. Refer to Note 12 for further detail.

Of the 75,080,707 common shares KREF issued, there were 69,095,011 common shares outstanding as of December 31, 2022, which includes 736,894 net shares of common stock issued in connection with vested restricted stock units and is net of 5,985,696 common shares repurchased.

In May 2021 and June 2022, KKR sold 5,750,000 and 4,250,000 shares of KREF common stock, respectively, through secondary offerings, including the exercise of the underwriters' option to purchase additional common shares, and received $100.4 million and $82.9 million of net proceeds from the offerings, respectively. On November 1, 2021, KKR converted its special voting preferred stock into one share of KREF common stock when KREF issued 5,000,000 shares of common stock, resulting in KKR’s ownership to decrease below 25.0% of KREF’s outstanding common stock.

KKR and affiliates beneficially owned 10,000,001 and 14,250,001 shares, or 14.5% and 23.2% of KREF's outstanding common stock as of December 31, 2022 and 2021, respectively.

Share Repurchase Program — Under KREF's current share repurchase program, which has no expiration date, KREF may repurchase up to $100.0 million of its common stock beginning July 1, 2020, of which up to $50.0 million may be repurchased under a pre-set trading plan meeting the requirements of Rule 10b5-1 under the Exchange Act, and provide for repurchases of common stock when the market price per share is below book value per share (calculated in accordance with GAAP as of the end of the most recent quarterly period for which financial statements are available), and the remaining $50.0 million may be used for repurchases in the open market, pursuant to pre-set trading plans meeting the requirements of Rule 10b5-1 under the Exchange Act, in privately negotiated transactions or otherwise. The timing, manner, price and amount of any common stock repurchases will be determined by KREF in its discretion and will depend on a variety of factors, including legal requirements,

KKR Real Estate Finance Trust Inc.
Notes to Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)
price, liquidity and economic considerations, and market conditions. The program does not require KREF to repurchase any specific number of shares of common stock. The program does not have an expiration date and may be suspended, modified or discontinued at any time.

During the year ended December 31, 2022, KREF repurchased 2,085,370 shares of common stock under the repurchase program for a total of $35.8 million. As of December 31, 2022, KREF had $64.2 million of remaining capacity to repurchase shares under the program.

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

During the year ended December 31, 2022, KREF issued and sold 340,458 shares of common stock under the ATM, generating net proceeds totaling $6.7 million. As of December 31, 2022, $93.2 million remained available for issuance under the ATM.

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
(amount in tables in thousands, except per share amounts)
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

Dividends — During the years ended December 31, 2022 and 2021, KREF's board of directors declared the following dividends on shares of its common stock and special voting preferred stock:

			Amount
Declaration Date	Record Date	Payment Date	Per Share	Total
2022
March 15, 2022	March 31, 2022	April 15, 2022	$0.43	$29,211
June 15, 2022	June 30, 2022	July 15, 2022	0.43	29,951
September 13, 2022	September 30, 2022	October 14, 2022	0.43	29,815
December 13, 2022	December 30, 2022	January 13, 2023	0.43	29,711
				$118,688
2021
March 15, 2021	March 31, 2021	April 15, 2021	$0.43	$23,916
June 15, 2021	June 30, 2021	July 15, 2021	0.43	23,924
September 15, 2021	September 30, 2021	October 15, 2021	0.43	23,924
December 14, 2021	December 31, 2021	January 14, 2022	0.43	26,389
				$98,153

KKR Real Estate Finance Trust Inc.
Notes to Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)
During the years ended December 31, 2022 and 2021, KREF's board of directors declared the following dividends on shares of its Series A Preferred Stock:

			Amount
Declaration Date	Record Date	Payment Date	Per Share	Total
2022
February 1, 2022	February 28, 2022	March 15, 2022	$0.41	$5,326
April 22, 2022	May 31, 2022	June 15, 2022	0.41	5,326
July 19, 2022	August 31, 2022	September 15, 2022	0.41	5,326
October 20, 2022	November 30, 2022	December 15, 2022	0.41	5,326
				$21,304
2021
April 23, 2021	May 31, 2021	June 15, 2021	$0.27	$1,838
September 8, 2021	September 17, 2021	September 27, 2021	0.46	3,177
October 19, 2021	November 30, 2021	December 15, 2021	0.35	2,429
				$7,444

KKR Real Estate Finance Trust Inc.
Notes to Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)
Note 12. Stock-based Compensation

KREF is externally managed by the Manager and does not currently have any employees. However, as of December 31, 2022, certain individuals employed by the Manager and affiliates of the Manager and certain members of KREF's board of directors were compensated, in part, through the issuance of stock-based awards.

As of December 31, 2022, KREF had restricted stock unit (“RSU”) awards outstanding under the KKR Real Estate Finance Trust Inc. 2016 Omnibus Incentive Plan that was adopted on February 12, 2016 and amended and restated on November 17, 2016 (the "Incentive Plan") to certain members of KREF’s board of directors and employees of the Manager or its affiliates, none of whom are KREF employees. RSUs awarded to employees of the Manager or its affiliates, generally vest over three consecutive one-year periods and awards to certain members of KREF's board of directors generally vest over a one-year period, pursuant to the terms of the respective award agreements and the terms of the Incentive Plan.

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

The following table summarizes the activity in KREF’s outstanding RSUs and the weighted-average grant date fair value per RSU:

	Restricted Stock Units	Weighted Average Grant Date Fair Value Per RSU(A)
Unvested as of December 31, 2021	808,330	$19.50
Granted	547,625	14.90
Vested	(391,236)	19.55
Forfeited / cancelled	(29,501)	19.08
Unvested as of December 31, 2022	935,218	$16.80

(A)    The grant-date fair value is based upon the closing price of KREF’s common stock at the date of grant.

KREF expects the unvested RSUs outstanding to vest during the following years:

Year	Restricted Stock Units
2023	431,634
2024	330,224
2025	173,360
Total	935,218

KREF recognizes the compensation cost of RSUs awarded to employees of the Manager, or one or more of its affiliates, on a straight-line basis over the awards’ term at their grant date fair value, consistent with the RSUs awarded to certain members of KREF's board of directors.

During the years ended December 31, 2022, 2021 and 2020, KREF recognized $7.8 million, $7.4 million and $5.7 million, respectively, of stock-based compensation expense included in “General and administrative” expense in the Consolidated Statements of Income. As of December 31, 2022, there was $14.0 million of total unrecognized stock-based compensation expense related to unvested share-based compensation arrangements. This cost is expected to be recognized over a weighted average period of 1.2 year.

During the years ended December 31, 2022, 2021 and 2020, KREF declared $1.4 million, $0.2 million and $0.0 million, respectively, of nonforfeitable dividends on unvested RSUs. Such nonforfeitable dividends were deducted from “Retained earnings (Accumulated deficit)” in the Consolidated Statement of Changes in Equity.

Upon any payment of shares as a result of restricted stock unit vesting, the related tax withholding obligation will generally be satisfied by KREF, reducing the number of shares to be delivered by a number of shares necessary to satisfy the related applicable tax withholding obligation. The amount results in a cash payment related to this tax liability and a corresponding

KKR Real Estate Finance Trust Inc.
Notes to Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)
reduction to additional paid-in capital in the Consolidated Statement of Changes in Equity. KREF delivered 225,036 shares of common stock for 391,236 vested RSUs during the year ended December 31, 2022. During the year ended December 31, 2021, KREF paid $2.7 million of withholding tax in connection with employee RSUs vested in the fourth quarter of 2022.

Refer to Note 15 for additional information regarding the Incentive Plan.

KKR Real Estate Finance Trust Inc.
Notes to Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)
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

For the year ended December 31, 2022, after the adoption of ASU 2020-06, 6,316,174 potentially issuable shares related to the Convertible Notes were evaluated and excluded from the dilutive EPS denominator because the effect was anti-dilutive. For the years ended December 31, 2021 and 2020, before the adoption of ASU 2020-06, all potentially issuable shares related to the Convertible Notes were excluded from the calculation of diluted EPS because KREF had the intent and ability to settle the Convertible Notes in cash.

The following table illustrates the computation of basic and diluted EPS for the years ended December 31, 2022, 2021 and 2020:

	For the Year Ended December 31,
	2022	2021	2020
Basic Earnings
Net Income (Loss)	$38,103	$137,183	$54,397
Less: Preferred stock dividends and redemption value adjustment	21,304	11,369	844
Less: Participating securities' share in earnings	1,428	179	—
Net income (loss) attributable to common stockholders	$15,371	$125,635	$53,553

Diluted Earnings
Net income (loss) attributable to common stockholders	$15,371	$125,635	$53,553
Add: Interest expense attributable to the Convertible Notes	—	—	—
Less: Reallocation of undistributed earnings to participating securities	—	—	—
Net income (loss) attributable to common stockholders, diluted	$15,371	$125,635	$53,553

Denominator
Basic weighted average common shares outstanding	67,553,578	56,571,200	55,985,014
Dilutive shares under assumed conversion of the Convertible Notes	—	—	—
Dilutive restricted stock units(A)	—	212,188	72,223
Diluted weighted average common shares outstanding	67,553,578	56,783,388	56,057,237

Net income (loss) attributable to common stockholders, per:
Basic common share	$0.23	$2.22	$0.96
Diluted common share	$0.23	$2.21	$0.96

(A)    For the years ended December 31, 2022, 2021 and 2020, 171,111, 13,043 and zero weighted average unvested RSUs, respectively, were excluded from the calculation of diluted EPS because the effect was anti-dilutive.

KKR Real Estate Finance Trust Inc.
Notes to Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)
Note 14. Commitments and Contingencies

As of December 31, 2022, KREF was subject to the following commitments and contingencies:

Litigation — From time to time, KREF may be involved in various claims and legal actions arising in the ordinary course of business. KREF establishes an accrued liability for legal proceedings only when those matters present loss contingencies that are both probable and reasonably estimable.

As of December 31, 2022, KREF was not involved in any material legal proceedings regarding claims or legal actions against KREF.

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

Capital Commitments — As of December 31, 2022, KREF had future funding commitments of $1,539.7 million related to its investments in commercial real estate loans. These future funding commitments primarily relate to construction projects, capital improvements, tenant improvements and leasing commissions. Generally, funding commitments are subject to certain conditions that must be met, such as customary construction draw certifications, minimum credit metrics or executions of new leases before advances are made to the borrower.

In January 2017, KREF committed $40.0 million to invest in an aggregator vehicle alongside RECOP I. The two-year investment period for RECOP I ended in April 2019. As of December 31, 2022, KREF had a remaining commitment of $4.3 million to RECOP I.

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

Macroeconomic Environment — In response to inflationary pressures, the Federal Reserve began raising interest rates in 2022 and has indicated that it foresees further interest rate increases throughout the year and into 2023 and 2024. Higher interest rates imposed by the Federal Reserve to address inflation may adversely impact real estate asset values and increase our interest expense, which expense may not be fully offset by any resulting increase in interest income, and may lead to decreased prepayments from KREF's borrowers and an increase in the number of KREF's borrowers who exercise extension options.

KKR Real Estate Finance Trust Inc.
Notes to Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)
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

KKR Real Estate Finance Trust Inc.
Notes to Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)
No awards may be granted under the Incentive Plan on and after February 12, 2026. The Incentive Plan will continue to apply to awards granted prior to such date. During the year ended December 31, 2022, KREF granted 547,625 RSUs to KREF's directors and employees of the Manager or its affiliates. During the year ended December 31, 2021, KREF granted 415,520 RSUs to KREF's directors and employees of the Manager or its affiliates. As of December 31, 2022, 2,356,275 shares of common stock remained available for awards under the Incentive Plan.

Due to Affiliates — The following table contains the amounts presented in KREF's Consolidated Balance Sheets that it owes to affiliates:

	December 31, 2022	December 31, 2021
Management fees	$6,578	$5,289
Expense reimbursements	100	—
KCM fees	2,044	663
	$8,722	$5,952

Affiliates Expenses — The following table contains the amounts included in KREF's Consolidated Statements of Income that arose from transactions with the Manager:

	For the Year Ended December 31,
	2022	2021	2020
Management fees	$25,680	$19,378	$16,992
Incentive compensation	634	10,273	6,774
Expense reimbursements and other(A)	4,385	1,551	1,668
	$30,699	$31,202	$25,434

(A)    Presented within "General and administrative" in the Consolidated Statements of Income.

In connection with the ATM, KCM, in its capacity as one of the sales agents, will receive commissions for the shares of KREF’s common stock it sells. This amount is not to exceed, but may be less than, 2.0% of the gross sales price per share. KREF sold 340,458 shares under the ATM through a third-party broker and did not incur or pay any commissions to KCM during the year ended December 31, 2022.

In connection with the BMO Facility, and in consideration for its services as the structuring agent, KREF is obligated to pay KCM a structuring fee equal to 0.35% of the respective committed loan advances under the agreement. Such fees are capitalized as deferred financing cost and amortized to interest expense over the draw period of the facility. KREF paid $0.5 million in KCM structuring fees in connection with the facility in the fourth quarter of 2022.

In connection with the HSBC Facility entered into in March 2020, and in consideration for structuring and sourcing this arrangement, KREF is obligated to pay KCM a structuring fee equal to 0.25% of the respective committed loan advances under the agreement. Such fees are capitalized as deferred financing cost and amortized to interest expense over the lesser of the initial term of the loan or the facility. During the years ended December 31, 2022 and 2021, KREF did not incur or pay any KCM structuring fees in connection with the facility.

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

KKR Real Estate Finance Trust Inc.
Notes to Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)
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

In connection with the KREF Lending IX Facility entered into in July 2021, and in consideration for structuring and sourcing this arrangement, KREF is obligated to pay KCM a structuring fee equal to 0.75% of the respective committed loan advances under the agreement. Such fees are capitalized as deferred financing cost and amortized to interest expense over the draw period of the facility. In connection with the upsize of the KREF Lending IX Facility in March and August 2022, and in consideration for its services as the arranger, KREF paid KCM $2.3 million in structuring fees during the year ended December 31, 2022.

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

In connection with the extension and upsize of the Revolver in March 2022, and in consideration for its services as the arranger, KREF is obligated to pay KCM an arrangement fee equal to 0.375% of the aggregate amount of existing commitments plus 0.75% of the aggregate amount of new commitments. Such fees were capitalized as deferred financing cost included within "Other assets" on the Consolidated Balance Sheets and amortized to interest expense over the life of the Revolver. KREF paid $3.3 million of arrangement fees in connection with the Revolver in the second quarter of 2022.

In connection with the KREF Lending XI Facility entered into in April 2022, and in consideration for its services as the structuring agent, KREF paid KCM $0.5 million in structuring fees in the second quarter of 2022. Such fees are capitalized as deferred financing cost and amortized to interest expense over the estimated life of the facility.

In connection with the KREF Lending XII Facility entered into in June 2022, and in consideration for structuring and sourcing this arrangement, KREF is obligated to pay KCM a structuring fee equal to 0.35% of the respective loan advances under the agreement. Such fees are capitalized as deferred financing cost and amortized to interest expense over the draw period of the facility. KREF paid $0.6 million in KCM structuring fees in connection with the facility in the third quarter of 2022.

In connection with the KREF Lending XIII Facility entered into in August 2022, and in consideration for structuring and sourcing this arrangement, KREF is obligated to pay KCM a structuring fee equal to 0.5% of the facility amount under the agreement. Such fees are capitalized as deferred financing cost and amortized to interest expense over the draw period of the facility. KREF paid $1.3 million in KCM structuring fees in connection with the facility in the third quarter of 2022.

In connection with the KREF Lending XIV Facility entered into in October 2022, and in consideration for its services as the structuring agent, KREF paid KCM $0.6 million in structuring fees in the fourth quarter of 2022. Such fees are capitalized as deferred financing cost and amortized to interest expense over the estimated life of the facility.

KKR Real Estate Finance Trust Inc.
Notes to Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)
Note 16. Fair Value of Financial Instruments

The carrying values and fair values of KREF’s financial assets and liabilities recorded at fair value on a recurring basis, as well as other financial instruments not carried at fair value, as of December 31, 2022, were as follows:

				Fair Value
	Principal Balance	Amortized Cost(A)	Carrying Value(B)	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$239,791	$239,791	$239,791	$239,791	$—	$—	$239,791
Commercial real estate loans, held-for-investment, net(C)	7,567,892	7,494,138	7,387,164	—	—	7,393,279	7,393,279
Equity method investments	36,849	36,849	36,849	—	—	36,849	36,849
	$7,844,532	$7,770,778	$7,663,804	$239,791	$—	$7,430,128	$7,669,919
Liabilities
Secured financing agreements, net	$3,770,701	$3,748,691	$3,748,691	$—	$—	$3,748,691	$3,748,691
Collateralized loan obligations, net	1,942,750	1,935,592	1,935,592	—	—	1,857,042	1,857,042
Secured term loan, net	346,500	336,828	336,828	—	339,137	—	339,137
Convertible notes, net	143,750	143,237	143,237	—	141,617	—	141,617
	$6,203,701	$6,164,348	$6,164,348	$—	$480,754	$5,605,733	$6,086,487

(A)    The amortized cost of commercial real estate loans is net of $43.3 million of unamortized origination discounts and deferred fees, a $25.0 million write-off on a defaulted senior office loan and a $5.5 million write-off on a mezzanine loan. The amortized cost of secured financing agreements is net of $22.0 million unamortized debt issuance costs. The amortized cost of collateralized loan obligations is net of $7.2 million unamortized debt issuance costs.
(B)    The carrying value of commercial mortgage loans is net of $107.0 million allowance for credit losses.
(C)    Includes $2,149.0 million of CLO loan participations as of December 31, 2022.

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
(C)    Includes $1,246.0 million of CLO loan participations as of December 31, 2021.

KKR Real Estate Finance Trust Inc.
Notes to Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)
The following table contains the Level 3 inputs used to value assets and liabilities on a recurring and nonrecurring basis or where KREF discloses fair value as of December 31, 2022:

	Fair Value	Valuation Methodologies	Unobservable Inputs(A)	Weighted Average(B)	Range
Assets and Liabilities(C)
Commercial real estate loans, held-for-investment(D)	$7,393,279	Discounted cash flow	Discount margin	4.2%	3.2% - 14.6%
			Discount rate	9.9%	9.8% - 10.0%
			Capitalization rate	8.1%	7.3% - 9.2%
	$7,393,279

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

KREF did not report any significant financial assets or liabilities at fair value on a nonrecurring basis as of December 31, 2022 and 2021.

Assets and Liabilities for Which Fair Value is Only Disclosed

KREF does not carry its secured financing agreements at fair value as management did not elect the fair value option for these liabilities. As of December 31, 2022, the fair value of KREF's financing facilities approximated their respective carrying value.

KKR Real Estate Finance Trust Inc.
Notes to Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)
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

KREF consolidates subsidiaries that incur U.S. federal, state and local income taxes, based on the tax jurisdiction in which each subsidiary operates. During the years ended December 31, 2022, 2021 and 2020, KREF recorded an income tax (benefit) provision of $0.1 million, $0.7 million and $0.4 million, respectively, related to the operations of its taxable REIT subsidiaries and various other state and local taxes. There were no material deferred tax assets or liabilities as of December 31, 2022 and 2021.

As of December 31, 2022, tax years 2018 through 2022 remain subject to examination by taxing authorities.

Common stock distributions treated as dividends for tax purposes were taxable as follows:

Year	Ordinary Dividends	Qualified Dividends	Long Term Capital Gain	Return of Capital
2022	100.0%	—%	—%	—%
2021	99.1	1.2	0.9	—
2020	100.0	0.8	—	—
2019	99.1	1.6	0.9	—

KKR Real Estate Finance Trust Inc.
Notes to Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)
Note 18. Subsequent Events

The following events occurred subsequent to December 31, 2022:

Financing Activities

Loan Modifications

In January 2023, KREF completed the modification of a senior office loan located in Philadelphia, PA, that was risk-rated 4 at September 30, 2022, with an outstanding principal balance of $161.0 million, of which $25.0 million was deemed uncollectible and written off, as of December 31, 2022. The terms of the modification included, among others, a $25.0 million principal repayment and a restructure of KREF’s $136.0 million senior loan (after the $25.0 million repayment) into a $116.5 million committed senior mortgage loan (including future funding of $5.5 million) and a $25.0 million junior mezzanine note. The junior mezzanine note is subordinate to a new $41.5 million committed senior mezzanine note (including future funding of $16.5 million ) held by the sponsor. The restructured senior loan earns a coupon rate of S+3.25% and has a new term of up to four years, assuming all extension options are exercised. The senior loan was risk-rated 5 at December 31, 2022, then reassessed post-modification and is currently a risk-rated 3 loan.

Corporate Activities

Dividends

In January 2023, KREF paid $29.7 million in dividends on its common stock, or $0.43 per share, with respect to the fourth quarter of 2022, to stockholders of record on December 30, 2022.

Share Repurchase Program

In February 2023, KREF's Board of Directors (the “Board”) authorized an increase to KREF’s share repurchase program. Under the program, as increased by the Board, KREF may repurchase up to an aggregate of $100.0 million of its common stock, inclusive of any amounts remaining under its existing repurchase authorization, effective as of February 3, 2023, of which up to $50.0 million may be repurchased under a pre-set trading plan meeting the requirements of Rule 10b5-1 under the Exchange Act, and provide for repurchases of common stock when the market price per share is below book value per share (calculated in accordance with GAAP as of end of the most recent quarterly period for which financial statements are available), and the remaining $50.0 million may be used for repurchases in the open market, pursuant to pre-set trading plans meeting the requirements of Rule 10b5-1 under the Exchange Act, in privately negotiated transactions or otherwise. The timing, manner, price and amount of any common stock repurchases will be determined by KREF in its discretion and will depend on a variety of factors, including legal requirements, price, liquidity and economic considerations, and market conditions. The program does not require KREF to repurchase any specific number of shares of common stock. The program does not have an expiration date and may be suspended, modified or discontinued at any time.

KKR Real Estate Finance Trust Inc.
Notes to Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)
Note 19. Summary Quarterly Consolidated Financial Information (Unaudited)
The following tables summarize KREF's quarterly financial data which, in the opinion of management, reflects all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of KREF's results of operations for the years ended December 31, 2022 and 2021:

	2022
	Quarter Ended				Year Ended
	March 31	June 30	September 30	December 31	December 31, 2022
Net Interest Income
Interest income	$73,230	$90,603	$114,627	$143,508	$421,968
Interest expense	32,459	44,733	67,311	91,592	236,095
Total net interest income	40,771	45,870	47,316	51,916	185,873
Other Income (loss)	6,430	4,105	3,846	4,813	19,194
Operating Expenses	11,789	24,980	94,077	36,570	167,416
Income (Loss) Before Income Taxes, Noncontrolling Interests, Preferred Dividends and Participating Securities' Share in Earnings	35,412	24,995	(42,915)	20,159	37,651
Income tax expense	—	—	—	58	58
Net Income (Loss)	$35,412	$24,995	$(42,915)	$20,101	$37,593
Noncontrolling interests in income (loss) of consolidated joint venture	(56)	(66)	(161)	(227)	(510)
Net Income (Loss) Attributable to KKR Real Estate Finance Trust Inc. and Subsidiaries	$35,468	$25,061	$(42,754)	$20,328	$38,103
Preferred stock dividends	5,326	5,326	5,326	5,326	21,304
Participating securities' share in earnings	346	341	341	400	1,428
Net Income (Loss) Attributable to Common Stockholders	$29,796	$19,394	$(48,421)	$14,602	$15,371

Net Income (Loss) Per Share of Common Stock
Basic	$0.47	$0.28	$(0.70)	$0.21	$0.23
Diluted	$0.46	$0.28	$(0.70)	$0.21	$0.23

Weighted Average Number of Shares of Common Stock Outstanding
Basic	63,086,452	68,549,049	69,382,730	69,109,790	67,553,578
Diluted	69,402,626	68,549,049	69,382,730	69,109,790	67,553,578

KKR Real Estate Finance Trust Inc.
Notes to Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)

	2021
	Quarter Ended				Year Ended
	March 31	June 30	September 30	December 31	December 31, 2021
Net Interest Income
Interest income	$64,766	$67,149	$75,320	$72,715	$279,950
Interest expense	27,383	26,958	29,832	30,266	114,439
Total net interest income	37,383	40,191	45,488	42,449	165,511
Other Income (Loss)	1,156	1,356	2,292	7,379	12,183
Operating Expenses	8,399	10,367	12,003	9,058	39,827
Income (Loss) Before Income Taxes, Preferred Dividends, Redemption Value Adjustment and Participating Securities' Share in Earnings	30,140	31,180	35,777	40,770	137,867
Income tax expense	48	103	106	427	684
Net Income (Loss)	$30,092	$31,077	$35,671	$40,343	$137,183
Preferred stock dividends and redemption value adjustment	908	1,813	3,682	4,966	11,369
Participating securities' share in earnings	—	—	—	179	179
Net Income (Loss) Attributable to Common Stockholders	$29,184	$29,264	$31,989	$35,198	$125,635

Net Income (Loss) Per Share of Common Stock
Basic	$0.52	$0.53	$0.57	$0.59	$2.22
Diluted	$0.52	$0.52	$0.57	$0.59	$2.21

Weighted Average Number of Shares of Common Stock Outstanding
Basic	55,619,428	55,632,322	55,637,480	59,364,672	56,571,200
Diluted	55,731,061	55,907,086	56,011,243	59,453,264	56,783,388

Schedule IV - Mortgage Loans on Real Estate(A)
December 31, 2022
(dollars in millions)

Type of Loan	Description / Location	Interest Rates(C)				Maturity Date(D)	Payment Terms(E)	Face Amount	Carrying Amount
Senior Loans(B)
Senior Loans in excess of 3% of the carrying amount of total loans
Senior Loan 1	Multifamily / Virginia	+	3.3%			October 2026	I/O	$361.5	$359.8
Senior Loan 2	Industrial / Various	+	2.7%			May 2027	I/O	252.3	250.6
Senior Loan 3	Multifamily / California	+	3.6%			March 2026	I/O	250.0	248.7
Senior Loans less than 3% of the carrying amount of total loans
Senior Loans	Multifamily / Diversified	+	2.6%	—	4.0%	2024 - 2027	I/O	2,888.7	2,873.1
Senior Loans	Office / Diversified	+	2.6%	—	3.8%	2023 - 2028	I/O	1,678.8	1,648.5
Senior Loans	Industrial / Diversified	+	2.7%	—	5.5%	2024 - 2027	I/O	710.5	704.6
Senior Loans	Life Science / Diversified	+	3.1%	—	4.5%	2026 - 2027	I/O	582.5	574.8
Senior Loans	Hospitality / Diversified	+	3.5%	—	4.2%	2023 - 2027	I/O	368.5	367.2
Senior Loans	Condo (Residential) / Diversified	+	3.6%	—	4.2%	2023 - 2024	I/O	198.0	198.0
Senior Loan	Student Housing / Pennsylvania	+	2.9%			June 2026	I/O	112.5	111.8
Senior Loan	Single Family Rental / Arizona	+	4.8%			May 2026	I/O	40.2	39.8
Senior Loan	Self-Storage / Various	+	3.8%			January 2028	I/O	20.1	18.5
Total senior loans								$7,463.5	$7,395.5

Mezzanine Loans
Mezzanine Loans less than 3% of the carrying amount of total loans
Mezzanine Loans	Various / Diversified	+	7.9%	—	12.9%	2025 - 2026	I/O	64.0	58.5
Total mezzanine loans								$64.0	$58.5

Total loans								$7,527.4	$7,454.0
CECL reserve									(107.0)
Total loans, net									$7,347.0

(A)    Excludes one real estate corporate loan to a multifamily operator with an outstanding principal and a carrying amount of $40.4 million and $40.1 million, respectively.
(B)    Senior loans include senior mortgages and similar credit quality investments, including junior participations in our originated senior loans for which we have syndicated the senior participations and retained the junior participations for our portfolio and excludes vertical loan participations.
(C)    Expressed as a spread over the relevant floating benchmark rates, which include one-month LIBOR and Term SOFR.
(D)    Maturity date assumes all extension options are exercised, if applicable.
(E)    I/O = interest only until final maturity unless otherwise noted.

For the activity within KREF's loan portfolio during the year ended December 31, 2022, refer to Note 3 of the consolidated financial statements.

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

As of December 31, 2022, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2022, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

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

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) of the Exchange Act) occurred during the quarter ended December 31, 2022 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

Share Repurchase Program

In February 2023, our Board of Directors (the “Board”) authorized an increase to our share repurchase program. Under the program, as increased by the Board, we may repurchase up to an aggregate of $100.0 million of its common stock, inclusive of any amounts remaining under its existing repurchase authorization, effective as of February 3, 2023, of which up to $50.0 million may be repurchased under a pre-set trading plan meeting the requirements of Rule 10b5-1 under the Exchange Act, and provide for repurchases of common stock when the market price per share is below book value per share (calculated in accordance with GAAP as of end of the most recent quarterly period for which financial statements are available), and the remaining $50.0 million may be used for repurchases in the open market, pursuant to pre-set trading plans meeting the requirements of Rule 10b5-1 under the Exchange Act, in privately negotiated transactions or otherwise. The timing, manner, price and amount of any common stock repurchases will be determined by us in our discretion and will depend on a variety of factors, including legal requirements, price, liquidity and economic considerations, and market conditions. The program does not require us to repurchase any specific number of shares of common stock. The program does not have an expiration date and may be suspended, modified or discontinued at any time.

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

The remaining information required by this item is incorporated by reference to the company’s definitive proxy statement to be filed not later than May 1, 2023 with the SEC pursuant to Regulation 14A under the Exchange Act.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the company’s definitive proxy statement to be filed not later than May 1, 2023 with the SEC pursuant to Regulation 14A under the Exchange Act.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to the company’s definitive proxy statement to be filed not later than May 1, 2023 with the SEC pursuant to Regulation 14A under the Exchange Act.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to the company’s definitive proxy statement to be filed not later than May 1, 2023 with the SEC pursuant to Regulation 14A under the Exchange Act.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to the company’s definitive proxy statement to be filed not later than May 1, 2023 with the SEC pursuant to Regulation 14A under the Exchange Act.

PART IV.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)    The following documents are filed as part of the Annual Report on Form 10-K.

1.    Financial Statements

    See Item 8 to the Annual Report on Form 10-K.

2.    Financial Statement Schedules:

    See Schedule IV — Mortgage Loans on Real Estate as of December 31, 2022 of the Annual Report on Form 10-K.

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

4.1	Description of securities (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021).

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

10.19
Fifth Amendment to Amended and Restated Master Repurchase Agreement, dated October 29, 2021, between KREF Lending III LLC, KREF Lending III TRS LLC, Goldman Sachs Bank USA and, solely with respect to Section 3 thereof, KREF Holdings III LLC and KKR Real Estate Finance Holdings L.P (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021).

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

10.29*
Seventh Amendment, dated as of March 16, 2022, to the Credit Agreement among KREF Holdings X LLC, KKR Real Estate Finance Holdings L.P., Morgan Stanley Senior Funding Inc., as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022).

Exhibit Number	Exhibit Description
10.30*
Lender Joinder Agreement No. 6, dated as of March 28, 2022, to the Credit Agreement among KREF Holdings X LLC, KKR Real Estate Finance Holdings L.P., Morgan Stanley Senior Funding Inc., as administrative agent, and the new lender party thereto (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022).

10.31*
Lender Joinder Agreement No. 7, dated as of March 31, 2022, to the Credit Agreement among KREF Holdings X LLC, KKR Real Estate Finance Holdings L.P., Morgan Stanley Senior Funding Inc., as administrative agent, and the new lenders party thereto (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022).

10.32*
Lender Joinder Agreement No. 8, dated as of April 4, 2022, to the Credit Agreement among KREF Holdings X LLC, KKR Real Estate Finance Holdings L.P., Morgan Stanley Senior Funding Inc., as administrative agent, and the new lenders party thereto (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022).

10.33
Eighth Amendment to Master Repurchase Agreement, dated February 15, 2022, among Morgan Stanley Bank, N.A., KREF Lending IV LLC, and KKR Real Estate Finance Holdings L.P. (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022).

10.34
Seventh Amendment to Master Repurchase Agreement, dated December 29, 2021, between Morgan Stanley Bank, N.A. and KREF Lending IV LLC and KKR Real Estate Finance Holdings L.P. (incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021).

10.35
Amended and Restated Master Repurchase and Securities Contract, dated as of April 7, 2017, between KREF Lending I LLC and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.20 to the Company’s Registration on Form S-11/A filed on April 13, 2017).

10.36
Amendment No. 1 to Amended and Restated Master Repurchase and Securities Contract, dated as of September 20, 2017, between KREF Lending I LLC and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017).

10.37
Amendment No. 2 to Amended and Restated Master Repurchase and Securities Contract, dated as of November 28, 2018, between KREF Lending I LLC and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019).

10.38
Amendment No. 3 to Amended and Restated Master Repurchase and Securities Contract, dated as of September 23, 2021, between KREF Lending I LLC and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021).

10.39
Letter Agreement, dated March 27, 2019, amending the Amended and Restated Master Repurchase and Securities Contract between KREF Lending I LLC and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019).

10.40
Guarantee Agreement, dated as of October 21, 2015, made by KKR Real Estate Finance Holdings L.P. in favor of Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.13 to the Company’s Registration on Form S-11 filed on April 3, 2017).

10.41
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
10.42
Amendment No. 3 to Guarantee Agreement, dated as of April 7, 2017, between Wells Fargo Bank, National Association and KKR Real Estate Finance Holdings L.P. (incorporated by reference to Exhibit 10.21 to the Company’s Registration on Form S-11/A filed on April 13, 2017).

10.43
Amendment No. 4 to Guarantee Agreement, dated as of December 28, 2018, between Wells Fargo Bank, National Association and KKR Real Estate Finance Holdings L.P (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018).

10.44
Amendment No. 5 to Guarantee Agreement, dated as of June 30, 2021 between Wells Fargo Bank, National Association and KKR Real Estate Finance Holdings L.P. (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021).

10.45
Master Repurchase and Securities Contract Agreement, dated as of June 27, 2019, among KREF Lending V LLC, Morgan Stanley Mortgage Capital Holdings LLC and Morgan Stanley Bank, N.A. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019).

10.46
Guaranty Agreement, dated as of June 27, 2019, by KKR Real Estate Finance Holdings L.P. in favor of Morgan Stanley Mortgage Capital Holdings LLC for the benefit of Morgan Stanley Bank, N.A. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019).

10.47
First Amendment to Master Repurchase Agreement, dated as of December 24, 2019, by and among Morgan Stanley Mortgage Capital Holdings LLC, Morgan Stanley Bank, N.A. and the other Buyers named therein, and KREF Lending V LLC (incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019).

10.48
Second Omnibus Amendment to Master Repurchase Agreement, dated as of June 29, 2021, by and among Morgan Stanley Mortgage Capital Holdings LLC, Morgan Stanley Bank, N.A. and the other Buyers named therein, and KREF Lending V LLC (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021).

10.49
Master Repurchase Agreement and Securities Contract, dated July 27, 2021, among MUFG Union Bank, N.A. and KREF Lending IX LLC (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022).

10.50
Limited Guaranty, dated as of July 27, 2021, made by KKR Real Estate Finance Holdings L.P. in favor of MUFG Union Bank, N.A. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022).

10.51
Omnibus Amendment and Reaffirmation Agreement to the MUFG Repurchase Agreement, dated March 31, 2022, among KREF Lending IX LLC, KREF Holdings IX LLC, KREF Capital LLC, KKR Real Estate Finance Holdings L.P. and MUFG Bank, Ltd. (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022).

10.52
Second Omnibus Amendment and Reaffirmation Agreement to the MUFG Repurchase Agreement, dated August 23, 2022, among KREF Lending IX LLC, KREF Holdings IX LLC, KREF Capital LLC, KKR Real Estate Finance Holdings L.P. and MUFG Bank, Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022).

10.53
Trademark License Agreement, dated as of May 4, 2017, between Kohlberg Kravis Roberts & Co. L.P. and KKR Real Estate Finance Trust Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 10, 2017).

10.54†	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.19 to the Company’s Registration on Form S-11/A filed on April 26, 2017).

Exhibit Number	Exhibit Description
10.55†	Amended and Restated KKR Real Estate Finance Trust Inc. 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.18 to the Company’s Registration on Form S-11/A filed on April 26, 2017).

10.56†
Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement for Non-Employee Directors (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021).

10.57†
Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017).

10.58†
Form of 2021 Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.49 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021).

10.59†
KREF Transition Terms, dated as of December 20, 2021, between KKR Real Estate Finance Trust Inc. and Mostafa Nagaty (incorporated by reference to Exhibit 10.50 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021).

10.60†	KKR Real Estate Finance Trust Inc. Directors and Officers Deferral Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 21, 2022).

21.1	Subsidiaries of KKR Real Estate Finance Trust Inc.

23.1	Consent of Deloitte & Touche LLP.

31.1	Certificate of Matthew A. Salem, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Kendra L. Decious, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of Matthew A. Salem, Chief Executive Officer, pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certificate of Kendra L. Decious, Chief Financial Officer, pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File, formatted in Inline XBRL and contained in Exhibit 101.
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

KKR REAL ESTATE FINANCE TRUST INC.

Date:	February 7, 2023	By:	/s/ Matthew A. Salem
Name: Matthew A. Salem
Title: Chief Executive Officer and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below and on the dates indicated below.

Date:	February 7, 2023	By:	/s/ Matthew A. Salem
Name: Matthew A. Salem
Title: Chief Executive Officer and Director
(Principal Executive Officer)

Date:	February 7, 2023	By:	/s/ Kendra L. Decious
Name: Kendra L. Decious
Title: Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

Date:	February 7, 2023	By:	/s/ Ralph F. Rosenberg
Name: Ralph F. Rosenberg
Title: Director

Date:	February 7, 2023	By:	/s/ Christen E.J. Lee
Name: Christen E.J. Lee
Title: Director

Date:	February 7, 2023	By:	/s/ Terrence R. Ahern
Name: Terrence R. Ahern
Title: Director

Date:	February 7, 2023	By:	/s/ Jonathan A. Langer
Name: Jonathan A. Langer
Title: Director

Date:	February 7, 2023	By:	/s/ Deborah H. McAneny
Name: Deborah H. McAneny
Title: Director

Date:	February 7, 2023	By:	/s/ Irene M. Esteves
Name: Irene M. Esteves
Title: Director

Date:	February 7, 2023	By:	/s/ Paula Madoff
Name: Paula Madoff
Title: Director