Form 10-Q
period 2023-03-31
KKR Real Estate Finance Trust Inc.
filed 2023-04-24
CIK 1631596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023

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

The number of shares of the registrant's common stock, par value $0.01 per share, outstanding as of April 20, 2023 was 69,095,011.

KKR REAL ESTATE FINANCE TRUST INC.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2023

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

There are a number of risks, uncertainties and other important factors that could cause our actual results to differ materially from the forward-looking statements contained in this Quarterly Report on Form 10-Q. Such risks, uncertainties and other important factors include, among others, the risks, uncertainties and factors set forth under Part I, Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the "Form 10-K"). Such risks and uncertainties include, but are not limited to, the following:

•the general political, economic and competitive conditions in the United States and in any foreign jurisdictions in which we invest and their impact on our loan portfolio, financial condition and business operations;

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

•the impact of, and market dislocations that may result from, governmental intervention in the economic and financial system or from regulatory reform of the oversight of financial markets;

•the failure of any banks with which we and/or our borrowers have a commercial relationship could adversely affect, among other things, our or our borrower’s ability to access deposits or borrow from financial institutions on favorable terms;

•interest rate mismatches between our target assets and any borrowings used to fund such assets;
•adverse developments in the availability of desirable investment opportunities whether they are due to competition, regulation or otherwise, could adversely affect our results of operations;

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

•the availability of qualified personnel and our relationship with KKR Real Estate Finance Manager LLC (" Manager");

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

PART I — FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

KKR Real Estate Finance Trust Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)
(Amounts in thousands, except share and per share data)

	March 31, 2023	December 31, 2022
Assets
Cash and cash equivalents(A)	$254,096	$239,791
Commercial real estate loans, held-for-investment	7,612,238	7,494,138
Less: Allowance for credit losses	(167,360)	(106,974)
Commercial real estate loans, held-for-investment, net	7,444,878	7,387,164
Real estate owned, net	81,100	80,231
Accrued interest receivable	40,512	39,005
Equity method investments	35,719	36,849
Other assets	19,726	19,281
Total Assets	$7,876,031	$7,802,321

Liabilities and Equity
Liabilities
Secured financing agreements, net	$3,875,261	$3,748,691
Collateralized loan obligations, net	1,937,602	1,935,592
Secured term loan, net	336,464	336,828
Convertible notes, net	143,579	143,237
Dividends payable	29,711	29,711
Accrued interest payable	21,699	17,859
Other liabilities	10,112	10,245
Due to affiliates	8,458	8,722
Total Liabilities	6,362,886	6,230,885

Commitments and Contingencies (Note 13)	—	—

Equity
Preferred Stock, $0.01 par value, 50,000,000 shares authorized
Series A cumulative redeemable preferred stock, (13,110,000 shares issued and outstanding as of March 31, 2023 and December 31, 2022); liquidation preference of $25.00 per share	131	131
Common stock, $0.01 par value, 300,000,000 authorized (75,080,707 shares issued; 69,095,011 shares outstanding as of March 31, 2023 and December 31, 2022)	691	691
Additional paid-in capital	1,811,135	1,808,983
Accumulated deficit	(202,024)	(141,503)
Repurchased stock (5,985,696 shares repurchased as of March 31, 2023 and December 31, 2022)	(96,764)	(96,764)
Total KKR Real Estate Finance Trust Inc. Stockholders’ Equity	1,513,169	1,571,538
Noncontrolling interests in equity of consolidated joint venture	(24)	(102)
Total Equity	1,513,145	1,571,436
Total Liabilities and Equity	$7,876,031	$7,802,321

(A)    Includes $83.1 million and $151.0 million held in collateralized loan obligation as of March 31, 2023 and December 31, 2022, respectively.

See Notes to Condensed Consolidated Financial Statements.

KKR Real Estate Finance Trust Inc. and Subsidiaries

Condensed Consolidated Statements of Income (Unaudited)
(Amounts in thousands, except share and per share data)

	Three Months Ended March 31,
	2023	2022
Net Interest Income
Interest income	$152,530	$73,230
Interest expense	105,976	32,459
Total net interest income	46,554	40,771

Other Income
Revenue from real estate owned operations	2,246	2,629
Income (loss) from equity method investments	(347)	1,886
Other income	2,711	1,915
Total other income	4,610	6,430

Operating Expenses
General and administrative	4,690	4,446
Provision for (reversal of ) credit losses, net	60,467	(1,218)
Management fee to affiliate	6,523	6,007
Incentive compensation to affiliate	1,811	—
Expenses from real estate owned operations	2,758	2,554
Total operating expenses	76,249	11,789

Income (Loss) Before Income Taxes, Noncontrolling Interests, Preferred Dividends and Participating Securities' Share in Earnings	(25,085)	35,412
Income tax expense	169	—
Net Income (Loss)	(25,254)	35,412
Net income (loss) attributable to noncontrolling interests	(177)	(56)
Net Income (Loss) Attributable to KKR Real Estate Finance Trust Inc. and Subsidiaries	(25,077)	35,468
Preferred stock dividends	5,326	5,326
Participating securities' share in earnings	407	346
Net Income (Loss) Attributable to Common Stockholders	$(30,810)	$29,796

Net Income (Loss) Per Share of Common Stock
Basic	$(0.45)	$0.47
Diluted	$(0.45)	$0.46
Weighted Average Number of Shares of Common Stock Outstanding
Basic	69,095,011	63,086,452
Diluted	69,095,011	69,402,626

Dividends Declared per Share of Common Stock	$0.43	$0.43

See Notes to Condensed Consolidated Financial Statements.

KKR Real Estate Finance Trust Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Equity (Unaudited)
(Amounts in thousands, except share data)

	Series A Preferred Stock		Common Stock
	Shares	Par Value	Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Repurchased Stock	Total KKR Real Estate Finance Trust Inc. Stockholders' Equity	Noncontrolling Interests in Equity of Consolidated Joint Venture	Total Equity
Balance at December 31, 2022	13,110,000	$131	69,095,011	$691	$1,808,983	$(141,503)	$(96,764)	$1,571,538	$(102)	$1,571,436
Contribution by noncontrolling interest	—	—	—	—	—	—	—	—	255	255
Series A preferred dividends declared, $0.41 per share	—	—	—	—	—	(5,326)	—	(5,326)	—	(5,326)
Common dividends declared, $0.43 per share	—	—	—	—	—	(29,711)	—	(29,711)	—	(29,711)
Participating security dividends declared, $0.43 per share	—	—	—	—	—	(407)	—	(407)	—	(407)
Stock-based compensation, net	—	—	—	—	2,152	—	—	2,152	—	2,152
Net income (loss)	—	—	—	—	—	(25,077)	—	(25,077)	(177)	(25,254)
Balance at March 31, 2023	13,110,000	$131	69,095,011	$691	$1,811,135	$(202,024)	$(96,764)	$1,513,169	$(24)	$1,513,145

	Series A Preferred Stock		Common Stock
	Shares	Par Value	Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Repurchased Stock	Total KKR Real Estate Finance Trust Inc. Stockholders' Equity	Noncontrolling Interests in Equity of Consolidated Joint Venture	Total Equity
Balance at December 31, 2021	6,900,000	$69	61,370,732	$613	$1,459,959	$(38,208)	$(60,999)	$1,361,434	$147	$1,361,581
Issuance of common stock	—	—	6,562,972	66	135,205	—	—	135,271	—	135,271
Issuance of preferred stock	6,210,000	62	—	—	151,105	—	—	151,167	—	151,167
Offering costs	—	—	—	—	(1,055)	—	—	(1,055)	—	(1,055)
Contribution by noncontrolling interest	—	—	—	—	—	—	—	—	94	94
Series A preferred dividends declared, $0.41 per share	—	—	—	—	—	(5,326)	—	(5,326)	—	(5,326)
Common dividends declared, $0.43 per share	—	—	—	—	—	(29,211)	—	(29,211)	—	(29,211)
Participating security dividends declared, $0.43 per share	—	—	—	—	—	(339)	—	(339)	—	(339)
Stock-based compensation, net	—	—	—	—	2,126	—	—	2,126	—	2,126
Net income (loss)	—	—	—	—	—	35,468	—	35,468	(56)	35,412
Balance at March 31, 2022	13,110,000	$131	67,933,704	$679	$1,747,340	$(37,616)	$(60,999)	$1,649,535	$185	$1,649,720

See Notes to Condensed Consolidated Financial Statements.

KKR Real Estate Finance Trust Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)
(Amounts in thousands)

	Three Months Ended March 31,
	2023	2022
Cash Flows From Operating Activities
Net income (loss)	$(25,254)	$35,412
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of deferred debt issuance costs and discounts	6,796	4,844
Accretion of deferred loan fees and discounts	(5,888)	(6,083)
Payment-in-kind interest	—	(464)
(Income) loss from equity method investments	1,130	(1,058)
Provision for (reversal of) credit losses, net	60,467	(1,218)
Stock-based compensation expense	2,152	2,126
Changes in operating assets and liabilities:
Accrued interest receivable, net	(1,507)	(3,850)
Other assets	658	985
Accrued interest payable	3,841	2,901
Other liabilities	(605)	(532)
Due to affiliates	(155)	67
Net cash provided by (used in) operating activities	41,635	33,130

Cash Flows From Investing Activities
Proceeds from principal repayments of commercial real estate loans	89,669	282,282
Originations and fundings of commercial real estate loans	(201,881)	(812,756)
Capital expenditures on real estate owned	(868)	—
Net cash provided by (used in) investing activities	(113,080)	(530,474)

Cash Flows From Financing Activities
Proceeds from borrowings under secured financing agreements	162,436	479,329
Proceeds from issuance of collateralized loan obligations	—	847,500
Proceeds from noncontrolling interest contributions	255	—
Net proceeds from issuance of common stock	—	135,271
Net proceeds from issuance of preferred stock	—	151,167
Payments of common stock dividends	(29,711)	(26,389)
Payments of preferred stock dividends	(5,326)	(5,326)
Principal repayments on borrowings under secured financing agreements	(39,592)	(1,172,268)
Payments of debt and collateralized debt obligation issuance costs	(919)	(9,787)
Payments of stock issuance costs	—	(1,036)
Net cash provided by (used in) financing activities	87,143	398,461

Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	15,698	(98,883)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	250,621	273,770
Cash, Cash Equivalents and Restricted Cash at End of Period	$266,319	$174,887

	Three Months Ended March 31,
	2023	2022
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$254,096	$173,178
Restricted cash	12,223	1,709
Total cash, cash equivalents and restricted cash shown in the Condensed Consolidated Statements of Cash Flows	$266,319	$174,887

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$95,339	$24,715
Pre-close loan fundings into escrow	—	80,870
Cash paid during the period for income taxes	—	—
Supplemental Schedule of Non-Cash Investing and Financing Activities
Modification accounted for as repayment and new loan, net of write-off	111,000	—
Dividend declared, not yet paid	29,711	29,211
Deferred financing costs, not yet paid	2,331	3,314

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

KREF has elected and intends to maintain its qualification to be taxed as a REIT under the requirements of the Internal Revenue Code of 1986, as amended (the "Internal Revenue Code"), for U.S. federal income tax purposes. As such, KREF will generally not be subject to U.S. federal income tax on that portion of its income that it distributes to stockholders if it distributes at least 90% of its REIT taxable income, determined without regard to the deduction for dividends paid and excluding any net capital gains. See Note 16 regarding taxes applicable to KREF.

KREF is externally managed by KKR Real Estate Finance Manager LLC ("Manager"), an indirect subsidiary of KKR & Co. Inc. (together with its subsidiaries, "KKR"), through a management agreement ("Management Agreement") pursuant to which the Manager provides a management team and other professionals who are responsible for implementing KREF’s business strategy, subject to the supervision of KREF’s board of directors. For its services, the Manager is entitled to management fees and incentive compensation, both defined in, and in accordance with the terms of, the Management Agreement (Note 14).

As of March 31, 2023, KKR beneficially owned 10,000,001 shares, or 14.5% of KREF's outstanding common stock.

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

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)
Note 2. Summary of Significant Accounting Policies

Basis of Presentation — The accompanying unaudited condensed consolidated financial statements and related notes of KREF are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and instructions to Form 10-Q. The condensed consolidated financial statements, including the accompanying notes, are unaudited and exclude some of the disclosures required in annual financial statements. Accordingly, certain information and footnote disclosures normally included in the condensed consolidated financial statements have been condensed or omitted. The condensed consolidated financial statements include the accounts of KREF and its consolidated subsidiaries, and all intercompany transactions and balances have been eliminated. In the opinion of management, all adjustments considered necessary for a fair presentation of KREF’s financial position, results of operations and cash flows have been included and are of a normal and recurring nature. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. These condensed consolidated financial statements should be read in conjunction with KREF's Annual Report on Form 10-K.

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

While the global economy has largely re-opened, the longer-term macro-economic effects of the pandemic continue to impact many industries, including those of certain of KREF’s borrowers. In particular, the increase in remote working arrangements in response to the pandemic has contributed to a decline in commercial real estate values and reduced demand for commercial real estate compared to pre-pandemic levels, which may adversely impact certain of KREF's borrowers and has persisted even as the pandemic continues to subside. In addition, the COVID-19 pandemic has contributed to global supply chain disruptions, labor shortages and has broad inflationary pressures, each of which has a potential negative impact on KREF's borrowers’ ability to execute on their business plans and potentially their ability to perform under the terms of their loan obligations. The Federal Reserve has raised interest rates nine times since January 2022, and has signaled that further interest rate increases may be forthcoming throughout the year and into 2024. Higher interest rates imposed by the Federal Reserve to address inflation may adversely impact real estate asset values and increase our interest expense, which expense may not be fully offset by any resulting increase in interest income, and may lead to decreased prepayments from KREF's borrowers and an increase in the number of KREF's borrowers who exercise extension options.

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

Real Estate Owned Joint Venture — KREF consolidated a joint venture that held the majority of KREF’s sole investment in real estate owned (“REO”) property that was acquired in the fourth quarter of 2021, in which a third party owned a 10% noncontrolling interest (Note 9). Management determined the joint venture to be a VIE as the joint venture had insufficient equity-at-risk. KREF owns 90% of the equity interest in the joint venture and participates in the profits and losses. Management concluded KREF to be the primary beneficiary of the joint venture as KREF held decision-making power over the activities that most significantly impact the economic performance and has the obligation to absorb losses of, or the right to receive benefits from, the joint venture that could be potentially significant to the joint venture.

Noncontrolling Interests — Noncontrolling interests represent the ownership interests in certain consolidated subsidiaries held by entities or persons other than KREF. These noncontrolling interests do not include redemption features and are presented as "Noncontrolling interests in equity of consolidated joint venture" on the Condensed Consolidated Balance Sheets.

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

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)
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

Valuation Process — The Manager reviews the valuation of Level 3 financial instruments as part of KKR's quarterly process. As of March 31, 2023, KKR’s valuation process for Level 3 measurements, as described below, subjected valuations to the review and oversight of various committees. KKR has a global valuation committee assisted by the asset class-specific valuation committees, including a real estate valuation committee that reviews and approves all preliminary Level 3 valuations for real estate assets, including the financial instruments held by KREF. The global valuation committee is responsible for coordinating and implementing KKR’s valuation process to ensure consistency in the application of valuation principles across portfolio investments and between periods. All Level 3 valuations are also subject to approval by the global valuation committee.

Valuation of Commercial Real Estate Loans — Management generally considers KREF's commercial real estate loans Level 3 assets in the fair value hierarchy as such assets are illiquid, structured investments that are specific to the sponsor, underlying property and its operating performance (Note 15). For financial statement disclosure purposes, on a quarterly basis, management engages an independent valuation firm to estimate the fair value of each loan categorized as a Level 3 asset. Management reviews the quarterly loan valuation estimates provided by the independent valuation firm. These loans are generally valued using a discounted cash flow model using discount rates derived from observable market data applied to the capital structure of the respective sponsor and/or estimated property value. In the event that management's estimate of fair value differs from the fair value estimate provided by the independent valuation firm, KREF ultimately relies solely upon the valuation prepared by the investment personnel of the Manager.

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

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)
independent valuation firm expresses an opinion on the fair value of a financial instrument in the form of a range, management selects a value within the range provided by the independent valuation firm, generally the midpoint, to assess the reasonableness of management’s estimated fair value for that financial instrument.

See Note 15 for additional information regarding the valuation of KREF's financial assets and liabilities.

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

Balance Sheet Measurement

Cash and Cash Equivalents and Restricted Cash — KREF considers cash equivalents as highly liquid short-term investments with maturities of 90 days or less when purchased. KREF maintains its cash deposits with major financial institutions. Substantially all such amounts on deposit exceed insured limits.

KREF must maintain sufficient cash and cash equivalents to satisfy liquidity covenants related to its secured financing agreements. However, such amounts are not restricted from use in KREF's current operations, and KREF does not present these cash and cash equivalents as restricted. As of March 31, 2023 and December 31, 2022, KREF was required to maintain unrestricted cash and cash equivalents of at least $55.6 million and $54.4 million, respectively, to satisfy its liquidity covenants (Note 5).

As of March 31, 2023 and December 31, 2022, KREF had $12.2 million and $10.8 million of restricted cash held in lender-controlled bank accounts, respectively. Such amounts are presented within "Other Assets" in the Condensed Consolidated Balance Sheets.

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

KREF recognizes and measures the allowance for credit losses under the Current Expected Credit Loss ("CECL") model which amended the previous credit loss model to reflect a reporting entity's current estimate of all expected credit losses, not only based on historical experience and current conditions, but also by including reasonable and supportable forecasts incorporating forward-looking information. The measurement of expected credit losses under CECL is applicable to financial assets measured at amortized cost, and off-balance sheet credit exposures such as unfunded loan commitments. The allowance for credit losses required under ASU 2016-13 is deducted from the respective loans’ amortized cost basis on KREF's Condensed Consolidated Balance Sheets. The allowance for credit losses attributed to unfunded loan commitments is included in “Other liabilities” on the Condensed Consolidated Balance Sheets.

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
(amount in tables in thousands, except per share amounts)
relevant historical market loan loss data. KREF might use other acceptable alternative approaches in the future depending on, among other factors, the type of loan, underlying collateral and availability of relevant historical market loan loss data.

KREF estimates the CECL allowance for its loan portfolio, including unfunded loan commitments, at the individual loan level. Significant inputs to KREF’s forecasting methods include (i) key loan-specific inputs such as loan-to-value ("LTV"), vintage year, loan term, underlying property type, geographic location, and expected timing and amount of future loan fundings, (ii) performance against the underwritten business plan and KREF's internal loan risk rating and (iii) a macro-economic forecast. These estimates may change in future periods based on available future macro-economic data and might result in a material change in KREF’s future estimates of expected credit losses for its loan portfolio. KREF considers the individual loan internal risk rating as the primary credit quality indicator underlying the CECL assessment. In certain instances, KREF considers relevant loan-specific qualitative factors to certain loans to estimate its CECL allowance.

For collateral dependent loans for which KREF determines foreclosure of the collateral is probable, KREF measures the expected losses based on the difference between the fair value of the collateral and the amortized cost basis of the loan as of the measurement date. For collateral dependent loans for which KREF determines foreclosure is not probable, KREF applies a practical expedient to estimate expected losses using the difference between the collateral’s fair value (less costs to sell the asset if repayment is expected through the sale of the collateral) and the amortized cost basis of the loan. A loan is determined to be collateral dependent if (i) a borrower or sponsor is experiencing financial difficulty, and (ii) the loan is expected to be substantially repaid through the sale of the underlying collateral. Such determination requires the use of significant judgment and can be based on several factors subject to uncertainty. Considerations used in determination of financial difficulty may include, but are not limited to, whether the borrower's operating cash flow is sufficient to cover the current and future debt service requirements, the borrower’s ability to refinance the loan, market liquidity and other circumstances that can affect the borrower’s ability to satisfy its contractual obligations under the loan agreement.

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

Real Estate Owned — To maximize recovery from a defaulted loan, KREF may assume legal title or physical possession of the underlying collateral through foreclosure or the execution of a deed in lieu of foreclosure. Foreclosed properties are generally recognized at fair value in accordance with ASC 805 on KREF's Condensed Consolidated Balance Sheets as "Real Estate Owned" (“REO”) when KREF assumes either legal title or physical possession. KREF’s cost basis in REO equals the estimated fair value on the acquisition date plus related acquisition costs. Any difference between the estimated fair value of the REO from the net carrying value of the related loan is recorded in “Provision for (reversal of) credit losses, net” in the Condensed Consolidated Statements of Income.

REO assets, except for land, are depreciated using the straight-line method over estimated useful lives. Renovations and/or replacements that improve or extend the life of the REO asset are capitalized and depreciated over their estimated useful lives. The cost of ordinary repairs and maintenance are expensed as incurred.

REO assets are evaluated for impairment on a quarterly basis. KREF considers the following factors when performing the impairment analysis: (i) significant underperformance relative to anticipated operating results; (ii) significant negative industry and economic outlook or trends; (iii) expected material costs necessary to extend the life or operate the REO asset; and (4) KREF’s ability to hold and dispose of the REO asset in the ordinary course of business. A REO asset is considered for impairment when the sum of estimated future undiscounted cash flows to be generated by the REO asset over the estimated remaining holding period is less than the carrying value of such REO asset. An impairment charge is recorded when the carrying value of the REO exceeds the fair value. When determining the fair value of a REO asset, KREF makes certain assumptions including, but not limited to, projected operating cash flows, comparable selling prices and projected cash flows from the eventual disposition of the REO asset.

Secured Financing Agreements — KREF's secured financing agreements, including uncommitted repurchase facilities, term lending agreements, warehouse facility, asset specific financings and term loan facility, are treated as floating-rate collateralized financing arrangements carried at their contractual amounts, net of unamortized debt issuance costs (Note 5). Included within

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)
KREF's secured financing agreements is KREF's corporate revolving credit agreement ("Revolver"), which is full recourse to certain guarantor wholly-owned subsidiaries of KREF.

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

Other Assets and Other Liabilities — As of March 31, 2023, other assets included $12.2 million of restricted cash, $4.6 million of deferred financing costs related to KREF's Revolver (Note 5) and $0.7 million of prepaid expenses. As of December 31, 2022, other assets included $10.8 million of restricted cash, $4.9 million of deferred financing costs related to KREF's Revolver and $1.1 million of prepaid expenses.

As of March 31, 2023, other liabilities included $4.2 million of allowance for credit losses related to KREF's unfunded loan commitments, $3.5 million of REO liabilities and $2.2 million of accrued expenses. As of December 31, 2022, other liabilities included $4.1 million of allowance for credit losses related to KREF's unfunded loan commitments, $3.7 million of REO liabilities and $2.1 million of accrued expenses.

Dividends Payable — KREF records dividends payable on its common stock and preferred stock upon declaration of such dividends. In March 2023, KREF's board of directors declared a dividend of $0.43 per share of common stock to stockholders of record as of March 31, 2023, which was accrued in “Dividends payable” on KREF’s Condensed Consolidated Balance Sheets as of March 31, 2023 and was subsequently paid on April 14, 2023. In February 2023, KREF's board of directors declared a dividend of $0.41 per each issued and outstanding share of the Company’s 6.50% Series A Cumulative Redeemable Preferred Stock, which represents an annual dividend of $1.625 per share. The dividend was paid on March 15, 2023 to KREF’s preferred stockholders of record as of February 28, 2023.

Repurchased Stock — KREF accounts for repurchases of its common stock based on the settlement date and presents repurchased stock in “Repurchased stock” on its Condensed Consolidated Balance Sheets (Note 10). Payments for stock repurchases that are not yet settled as of the reporting date are presented within “Other assets” on the Condensed Consolidated Balance Sheets. As of March 31, 2023, KREF did not retire any repurchased stock.
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
(amount in tables in thousands, except per share amounts)
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

If management considers a loan to be impaired, management writes off the loan through a charge to "Allowance for credit losses" based on the present value of expected future cash flows discounted at the loan’s contractual effective rate or the fair value of the collateral, if repayment is expected solely from the collateral. Significant judgment is required in determining impairment and in estimating the resulting credit loss allowance, and actual losses, if any, could materially differ from those estimates.

Loans are placed on nonaccrual status when principal or interest is 90 days or more past due unless the loan is both well secured and in the process of collection, or when repayment of interest and principal is, in management's judgment, in doubt. Interest received on loans placed on nonaccrual status may be accounted for under the cost-recovery method under certain circumstances, whereby interest collected on a loan is a reduction to its amortized cost. Management may return a loan to accrual status when repayment of principal and interest is reasonably assured.

In certain circumstances, KREF may also modify terms of a loan agreement to accommodate a borrower experiencing financial difficulty. Such modifications typically include interest rate reductions, payment extension and modification of loan covenants.

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

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)
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

Management and Incentive Compensation to Affiliate — KREF expenses management fees and incentive compensation earned by the Manager on a quarterly basis in accordance with the Management Agreement (Note 14).

Income Taxes — Certain activities of KREF are conducted through joint ventures that are formed as limited liability companies, taxed as partnerships, and consolidated by KREF. Some of these joint ventures are subject to state and local income taxes, based on the tax jurisdictions in which they operate. In addition, certain activities of KREF are conducted through taxable REIT subsidiaries consolidated by KREF. Taxable REIT subsidiaries are subject to federal, state and local income taxes (Note 16).

As of March 31, 2023 and December 31, 2022, KREF did not have any material deferred tax assets or liabilities arising from future tax consequences attributable to differences between the carrying amounts of existing assets and liabilities in accordance with GAAP and their respective tax bases.

KREF recognizes tax benefits for uncertain tax positions only if it is more likely than not that the position is sustainable based on its technical merits. Interest and penalties on uncertain tax positions are included as a component of the provision for income taxes in KREF's Condensed Consolidated Statements of Income. As of March 31, 2023, KREF did not have any material uncertain tax positions.

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
(amount in tables in thousands, except per share amounts)
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

KREF presents diluted EPS under the more dilutive of the treasury stock and if-converted methods or the two-class method. Under the treasury stock and if-converted methods, the denominator includes weighted average common stock outstanding plus the incremental dilutive shares issuable from restricted stock units and an assumed conversion of the Convertible Notes. The numerator includes any changes in income (loss) attributable to common stockholders that would result from the assumed conversion of these potential shares of common stock. Refer to Note 12 for additional discussion of earnings per share.

Recent Accounting Pronouncements

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides temporary optional expedients and exceptions to the US GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from LIBOR and other interbank offered rates to alternative reference rates. The guidance is effective upon issuance and generally may be elected over time through December 31, 2024, as extended under ASU No. 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848. KREF has not adopted any of the optional expedients or exceptions through March 31, 2023, but will continue to evaluate the possible adoption of any such expedients or exceptions during the effective period as circumstances evolve.

In March 2022, the FASB issued ASU No. 2022-02, Financial Instruments — Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures, which eliminates the recognition and measurement guidance for a troubled debt restructuring for creditors that have adopted CECL and requires public business entities to present gross write-offs by year of origination in their vintage disclosures. On January 1, 2023, KREF adopted ASU 2022-02 on a prospective basis and the adoption had no significant impact on KREF's condensed consolidated financial statements.

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)
Note 3. Commercial Real Estate Loans

The following table summarizes KREF's investments in commercial real estate loans as of March 31, 2023 and December 31, 2022:

					Weighted Average(C)
Loan Type	Outstanding Principal	Amortized Cost(A)	Carrying Value(B)	Loan Count	Floating Rate Loan %	Coupon(D)	Life (Years)(E)
March 31, 2023
Loans held-for-investment
Senior loans(F)	$7,594,408	$7,553,537	$7,386,615	73	100.0%	8.1%	3.2
Mezzanine loans(G)	58,674	58,701	58,263	2	100.0	14.5	2.8
Total/Weighted Average	$7,653,082	$7,612,238	$7,444,878	75	100.0%	8.2%	3.2
December 31, 2022
Loans held-for-investment
Senior loans(F)	$7,463,459	$7,395,463	$7,288,635	73	100.0%	7.7%	3.3
Mezzanine and other loans(G)(H)	98,933	98,675	98,529	3	100.0	15.0	3.0
Total/Weighted Average	$7,562,392	$7,494,138	$7,387,164	76	100.0%	7.8%	3.3

(A)    Amortized cost represents the outstanding principal of loan, net of applicable unamortized discounts, loan origination fees, cost recovery interest and write-off on uncollectible loan balances.
(B)    Carrying value represents the amortized cost of loan, net of applicable allowance for credit losses.
(C)    Average weighted by outstanding loan principal.
(D)    Weighted average coupon assumes the greater of applicable index rate, including one-month LIBOR and Term SOFR, or the applicable contractual rate floor. Excludes loans accounted for under the cost recovery method.
(E)    The weighted average life assumes all extension options are exercised by the borrowers.
(F)    Senior loans may include accommodation mezzanine loans in connection with the senior mortgage financing.
(G)    Excludes two fully written off risk-rated 5 mezzanine loans with a combined outstanding principal balance of $30.5 million as of March 31, 2023. Excludes one fully written off risk-rated 5 mezzanine loan with an outstanding principal balance of $5.5 million as of December 31, 2022.
(H)    Includes one real estate corporate loan to a multifamily operator with a principal and a carrying value of $40.4 million and $40.1 million, respectively, as of December 31, 2022. This loan was fully repaid during the first quarter of 2023.

Activity — For the three months ended March 31, 2023, the loan portfolio activity was as follows:

	Amortized Cost	Allowance for Credit Losses	Carrying Value
Balance at December 31, 2022	$7,494,138	$(106,974)	$7,387,164
Originations and future fundings, net(A)(B)	312,882	—	312,882
Proceeds from loan repayments and cost recovery interest(B)(C)	(200,670)	—	(200,670)
Accretion of loan discount and other amortization, net	5,888	—	5,888
(Provision for) Reversal of credit losses	—	(60,386)	(60,386)
Balance at March 31, 2023	$7,612,238	$(167,360)	$7,444,878

(A)    Net of applicable premiums, discounts and deferred loan origination costs. Includes fundings on previously originated loans.
(B)    Includes $111.0 million of amortized cost of a loan modification accounted for as a new loan for GAAP purposes.
(C)    Includes a $2.7 million of interest collections applied as a reduction to loan amortized cost.

As of March 31, 2023 and December 31, 2022, there was $38.1 million and $43.3 million, respectively, of unamortized origination discounts and deferred fees included in "Commercial real estate loans, held-for-investment, net" on the Condensed Consolidated Balance Sheets. KREF recognized prepayment fee income of $0.4 million and $0.0 million, during the three months ended March 31, 2023 and 2022, respectively. KREF recognized net accelerated fee income of $0.3 million and $0.8 million, respectively, relating to loan repayments, during the three months ended March 31, 2023 and 2022.

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

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)
In January 2023, KREF completed the modification of a senior office loan located in Philadelphia, PA, that was risk-rated 5 with an outstanding principal balance of $161.0 million, of which $25.0 million was deemed uncollectible and written off, as of December 31, 2022. The terms of the modification included, among others, a $25.0 million principal repayment and a restructure of KREF’s $136.0 million senior loan (after the $25.0 million repayment) into a $116.5 million committed senior mortgage loan (including future funding of $5.5 million) and a $25.0 million junior mezzanine note. The junior mezzanine note is subordinated to a new $41.5 million committed senior mezzanine note (including future funding of $16.5 million) held by the sponsor. The restructured senior loan earns a coupon rate of S+3.25% and has a new term of up to four years, assuming all extension options are exercised. This loan modification was accounted for as a new loan for GAAP purposes. The restructured senior loan was risk-rated 3 as of March 31, 2023.

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

The following tables summarize the carrying value of the loan portfolio based on KREF's internal risk ratings:

March 31, 2023					December 31, 2022
Risk Rating	Number of Loans(A)	Carrying Value	Total Loan Exposure(B)	Total Loan Exposure %*	Number of Loans(A)	Carrying Value	Total Loan Exposure(B)	Total Loan Exposure %*
1	—	$—	$—	—%	—	$—	$—	—%
2	—	—	—	—	—	—	—	—
3	68	6,525,552	6,824,605	86	70	6,560,166	6,864,941	88
4	5	742,057	745,156	9	3	443,957	446,322	6
5	2	344,629	347,400	4	3	490,015	489,214	6
Total loan receivable	75	$7,612,238	$7,917,161	100	76	$7,494,138	$7,800,477	100
Allowance for credit losses		(167,360)				(106,974)
Loan receivable, net		$7,444,878				$7,387,164

*Numbers presented may not foot due to rounding.
(A)    Excludes two fully written off risk-rated 5 mezzanine loans with a combined outstanding principal balance of $30.5 million as of March 31, 2023. Excludes one fully written off risk-rated 5 mezzanine loan with an outstanding principal balance of $5.5 million as of December 31, 2022.
(B)    In certain instances, KREF finances its loans through the non-recourse sale of a senior interest that is not included in the condensed consolidated financial statements. Total loan exposure includes the entire loan KREF originated and financed, including $264.1 million and $263.1 million of such non-consolidated interests as of March 31, 2023 and December 31, 2022, respectively.

As of March 31, 2023, the average risk rating of KREF's portfolio was 3.2, weighted by total loan exposure, consistent with that as of December 31, 2022.

Loan Vintage — The following tables present the amortized cost of the loan portfolio by KREF's internal risk rating and year of origination. The risk ratings are updated as of March 31, 2023 and December 31, 2022 in the corresponding table.

March 31, 2023
			Amortized Cost by Year of Origination
Risk Rating	Number of Loans(A)	Outstanding Principal(A)	2023	2022	2021	2020	2019	Prior	Total
Commercial Real Estate Loans
1	—	$—	$—	$—	$—	$—	$—	$—	$—
2	—	—	—	—	—	—	—	—	—
3	68	6,560,526	112,351	1,880,842	3,542,429	318,277	354,181	317,472	6,525,552
4	5	745,156	—	101,532	368,431	—	272,094	—	742,057
5	2	347,400	—	—	—	—	150,225	194,404	344,629
	75	$7,653,082	$112,351	$1,982,374	$3,910,860	$318,277	$776,500	$511,876	$7,612,238

(A)    Excludes two fully written off risk-rated 5 mezzanine loans with a combined outstanding principal balance of $30.5 million.

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)

December 31, 2022
			Amortized Cost by Year of Origination
Risk Rating	Number of Loans(A)	Outstanding Principal(A)	2022	2021	2020	2019	2018	Prior	Total
Commercial Real Estate Loans
1	—	$—	$—	$—	$—	$—	$—	$—	$—
2	—	—	—	—	—	—	—	—	—
3	70	6,601,856	1,812,576	3,594,235	353,506	472,125	307,582	20,142	6,560,166
4	3	446,322	101,469	193,883	—	148,605	—	—	443,957
5	3	514,214	—	—	—	158,698	136,825	194,492	490,015
	76	$7,562,392	$1,914,045	$3,788,118	$353,506	$779,428	$444,407	$214,634	$7,494,138

(A)     Excludes one fully written off risk-rated 5 mezzanine loan with an outstanding principal balance of $5.5 million.

Allowance for Credit Losses — The following tables present the changes to the allowance for credit losses for the three months ended March 31, 2023 and 2022, respectively:

	Commercial Real Estate Loans	Unfunded Loan Commitments	Total
Balance at December 31, 2022	$106,974	$4,138	$111,112
Provision for (reversal of) credit losses, net	60,386	81	60,467
Balance at March 31, 2023	$167,360	$4,219	$171,579

	Commercial Real Estate Loans	Unfunded Loan Commitments	Total
Balance at December 31, 2021	$22,244	$1,495	$23,739
Provision for (reversal of) credit losses, net	(1,568)	350	(1,218)
Balance at March 31, 2022	$20,676	$1,845	$22,521

As of March 31, 2023, the allowance for credit losses was $171.6 million, which represented an increase of $60.5 million during the three months ended March 31, 2023. The increase in the CECL provision was due to additional reserves for two risk-rated 5 office loans, as well as market weakness, particularly in the office sector.

KREF had one risk-rated 5 senior office loan located in Philadelphia, PA, originated in April 2019, with an outstanding principal balance of $153.0 million and an unfunded commitment of $23.7 million as of March 31, 2023. The loan had an amortized cost of $150.2 million as of March 31, 2023. The property experienced slower than anticipated leasing activity due to softness in the overall Philadelphia market and COVID-impacted office trends. In December 2022, this loan was placed on nonaccrual status and future interest collections will be accounted for under the cost recovery method. This loan is current on contractual interest payments and its maximum maturity is May 2024, assuming all extension options are exercised. During the three months ended March 31, 2023, $2.7 million of contractual interest payments was received and applied as a reduction to the loan amortized cost.

KREF had one risk-rated 5 senior office loan located in Minneapolis, MN, originated in November 2017, with an outstanding principal balance of $194.4 million and no unfunded commitment as of March 31, 2023. The loan had an amortized cost of $194.4 million as of March 31, 2023. KREF recognized $2.8 million of interest income on this loan during the three months ended March 31, 2023. In March 2023, this loan was placed on nonaccrual status and future interest collections will be accounted for under the cost recovery method. This loan is current on contractual interest payments and its next maturity is April 28, 2023, assuming all extension options are exercised.

The 5-rated loans were determined to be collateral dependent as of March 31, 2023. KREF estimated expected losses based on each loan’s collateral fair value, which was determined by applying a capitalization rate between 7.7% to 8.0% and a discount rate between 8.3% to 9.9%, respectively.

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
(amount in tables in thousands, except per share amounts)

Concentration of Credit Risk — The following tables present the geographies and property types of collateral underlying KREF's commercial real estate loans as a percentage of the loans' principal amounts:

	March 31, 2023	December 31, 2022(A)		March 31, 2023	December 31, 2022
Geography			Collateral Property Type
California	16.9%	16.9%	Multifamily	45.7%	46.8%
Texas	16.1	16.1	Office	22.8	23.0
Florida	11.0	11.1	Industrial	13.4	12.7
Massachusetts	8.5	8.3	Life Science	8.0	7.7
Virginia	8.3	8.4	Hospitality	4.9	4.8
Washington D.C.	5.9	5.9	Condo (Residential)	2.4	2.6
New York	5.6	5.6	Student Housing	1.5	1.5
Pennsylvania	5.2	5.7	Single Family Rental	0.6	0.5
North Carolina	4.0	4.0	Self-Storage	0.6	0.3
Washington	3.2	2.9	Retail	0.1	0.1
Arizona	2.7	2.6	Total	100.0%	100.0%
Minnesota	2.7	2.7
Georgia	2.5	2.5
Nevada	2.0	2.0
Illinois	1.5	1.6
Colorado	1.0	1.0
Other U.S.	2.9	2.7
Total	100.0%	100.0%

(A)    Excludes one real estate corporate loan to a multifamily operator with an outstanding principal amount of $40.4 million, representing 0.5% of KREF’s commercial real estate loans, as of December 31, 2022. This loan was fully repaid during the first quarter of 2023.

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)
Note 4. Real Estate Owned

In 2015, KREF originated a $177.0 million senior loan secured by a retail property in Portland, OR. The loan had a risk rating of 5 and was placed on nonaccrual status in October 2020, with an amortized cost and carrying value of $109.6 million and $69.3 million, respectively, as of September 30, 2021. On December 17, 2021, KREF took title to the retail property. Such acquisition was accounted for as an asset acquisition under ASC 805. Accordingly, KREF recognized the property on the Condensed Consolidated Balance Sheet as REO with a carrying value of $78.6 million, which included the estimated fair value of the property and capitalized transaction costs. In addition, KREF assumed $2.0 million in other net assets of the REO.

The following table presents the REO assets and liabilities included on KREF's Condensed Consolidated Balance Sheets:

	March 31, 2023	December 31, 2022
Assets
Cash	$2,311	$781
Real estate owned - land	78,569	78,569
Real estate owned - land improvements	2,531	1,662
Real estate owned, net	81,100	80,231
In-place lease intangibles(A)	251	268
Tenant receivables(A)	524	541
Other assets(A)	732	1,304
Total	$84,918	$83,125
Liabilities
Below-market lease intangibles(B)	$1,369	$1,460
Other liabilities(B)	2,167	2,254
Total	$3,536	$3,714

(A)    Included in “Other assets” on the Condensed Consolidated Balance Sheets.
(B)    Included in “Other liabilities” on the Condensed Consolidated Balance Sheets.

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

The following table presents the REO operations and related income (loss) included in KREF’s Condensed Consolidated Statements of Income:

	Three Months Ended
	March 31, 2023	March 31, 2022
Rental income(A)	$1,670	$2,287
Other operating income(A)	576	342
Revenue from rest estate owned operations	2,246	2,629
Expenses from real estate owned operations	(2,758)	(2,554)
Other income(B)	288	403
Total	$(224)	$478

(A)    Included in “Revenue from real estate owned operations” on the Condensed Consolidated Statements of Income.
(B)    Represents nonrecurring local tax and energy credits received.

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)
The following table presents the amortization of lease intangibles included in KREF’s Condensed Consolidated Statements of Income:

		Three Months Ended
	Income Statement Location	March 31, 2023	March 31, 2022
Asset
In-place lease intangibles	Expenses from real estate owned operations	$17	$17
Liability
Below-market lease intangibles	Revenue from real estate owned operations	91	91

The following table presents the amortization of lease intangibles for each of the succeeding fiscal years:

Year	In-place Lease Intangible Assets	Below-market Lease Intangible Liabilities
2023	$50	$274
2024	67	365
2025	67	365
2026	67	365

Future Minimum Lease Payments — The following table presents the future minimum lease payments to be collected under non-cancelable operating leases, excluding tenant reimbursements of expenses:

Year	Contractual Lease Payments
2023	$3,362
2024	1,853
2025	872
2026	443
2027	22
Thereafter	—

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)
Note 5. Debt Obligations

The following table summarizes KREF's secured master repurchase agreements and other financing arrangements in place as of March 31, 2023 and December 31, 2022:

	March 31, 2023											December 31, 2022
	Facility							Collateral				Facility
	Month Issued	Maximum Facility Size	Outstanding Principal	Carrying Value(A)	Final Stated Maturity	Weighted Average Funding Cost(B)	Weighted Average Life (Years)(B)	Outstanding Principal	Amortized Cost Basis	Carrying Value	Weighted Average Life (Years)(C)	Carrying Value(A)
Master Repurchase Agreements(D)
Wells Fargo(E)	Oct 2015	$1,000,000	$714,667	$713,276	Sep 2026	6.5%	2.2	$973,506	$965,118	$952,043	3.6	$670,824
Morgan Stanley(F)	Dec 2016	600,000	574,032	572,901	Dec 2025	6.9	1.7	822,247	818,814	804,842	2.8	593,136
Goldman Sachs(G)	Sep 2016	240,000	240,000	239,190	Oct 2025	7.8	1.7	422,493	418,969	416,017	3.4	168,369
Term Lending Agreements
KREF Lending IX(H)	Jul 2021	1,000,000	741,922	734,725	n.a	7.1	1.9	932,979	926,332	921,019	3.9	719,000
KREF Lending V(I)	Jun 2019	517,310	489,245	489,075	Jun 2026	6.9	0.3	696,930	696,506	653,032	0.8	502,539
KREF Lending XII(J)	Jun 2022	350,000	166,771	165,605	n.a	6.6	2.6	221,575	220,170	219,197	4.0	159,784
BMO Facility(K)	Aug 2018	300,000	138,615	137,295	n.a	6.7	2.2	179,601	178,618	178,214	4.2	137,170
Warehouse Facility
HSBC Facility(L)	Mar 2020	500,000	—	—	Mar 2026	—	2.9	—	—	—	n.a	—
Asset Specific Financing
KREF Lending XIII(M)	Aug 2022	265,625	84,789	81,906	n.a	8.1	3.4	99,752	97,141	97,014	4.4	69,777
KREF Lending XIV(N)	Oct 2022	125,000	—	(1,547)	n.a	—	0.0	—	(1,271)	(1,271)	4.5	(1,655)
KREF Lending XI(O)	Apr 2022	100,000	100,000	99,138	n.a	8.2	1.4	125,000	124,498	123,766	3.4	98,990
Revolving Credit Agreement
Revolver(P)	Dec 2018	610,000	—	—	Mar 2027	—	4.0	n.a	n.a	n.a	n.a	—
Total / Weighted Average		$5,607,935	$3,250,041	$3,231,564		7.0%	1.8					$3,117,934

(A)    Net of $18.5 million and $21.2 million unamortized deferred financing costs as of March 31, 2023 and December 31, 2022, respectively.
(B)    Average weighted by the outstanding principal of borrowings. Funding cost includes deferred financing costs.
(C)    Average based on the fully extended loan maturity, weighted by the outstanding principal of the collateral.
(D)    Borrowings under these repurchase agreements are collateralized by senior loans, held-for-investment, and bear interest equal to the sum of (i) a floating rate index, including one-month LIBOR and Term SOFR, and (ii) a financing spread. As of March 31, 2023 and December 31, 2022, the percentage of the outstanding principal of the collateral sold and not borrowed under these repurchase agreements, or average "haircut" weighted by outstanding principal of collateral, was 31.1% and 31.5%, respectively (or 30.1% and 25.6%, respectively, if KREF had borrowed the maximum amount approved by its repurchase agreement counterparties as of such dates).
(E)    The current stated maturity date is September 2024, which does not reflect two twelve-month facility term extension options available to KREF, which are subject to certain covenants and thresholds. As of March 31, 2023, the financing spread was between 1.41% and 1.61%.
(F)    In March 2023, KREF extended the current stated maturity to December 2025. Following the maturity date, KREF has two one-year extension periods subject to approval by Morgan Stanley. In addition, KREF has the option to increase the facility amount to $750.0 million. As of March 31, 2023, the financing spread was between 1.70% and 2.40%.
(G)    The current stated maturity date is October 2023, with two one-year extension options available to KREF. As of March 31, 2023, the financing spread was between 1.75% and 3.40%.
(H)    KREF, through its wholly–owned subsidiary KREF Lending IX LLC, entered into a $500.0 million Master Repurchase and Securities Contract Agreement with a financial institution ("KREF Lending IX Facility"). In March 2022, KREF increased the borrowing capacity to $750.0 million. In August 2022, KREF further increased the borrowing capacity to $1,000.0 million. The facility, which provides financing on a non-mark-to-market basis with partial recourse to KREF, has a three-year draw period and match-term to the underlying loans. As of March 31, 2023, the financing spread was between 1.65% and 2.00%.
(I)    KREF, through its wholly–owned subsidiary KREF Lending V LLC, entered into a Master Repurchase and Securities Contract Agreement ("KREF Lending V Facility") with Morgan Stanley Mortgage Capital Holdings LLC ("Administrative Agent"), as administrative agent on behalf of Morgan Stanley Bank, N.A. ("Initial Buyer"), which provides non-mark-to-market financing. The Initial Buyer subsequently syndicated a portion of the facility to multiple financial institutions. As of March 31, 2023, the Initial Buyer held 23.9% of the total commitment under the facility. Borrowings under the facility are collateralized by certain loans, held for investment, and bear interest equal to Term SOFR, plus a 2.00% margin. The current stated maturity is June 2023, subject to three additional one-year extension options, which may be exercised by KREF upon the satisfaction of certain customary conditions and thresholds.
(J)    KREF, through its wholly–owned subsidiary KREF Lending XII LLC, entered into a $350.0 million Master Repurchase Agreement and Securities Contract with a financial institution ("KREF Lending XII Facility"). The facility, which provides financing on a non-mark-to-market basis with partial recourse to KREF, has a two-year draw period and match-term to the underlying loans. In addition, KREF has the option to increase the facility amount to $500.0 million. As of March 31, 2023, the financing spread was between 1.35% and 1.45%.
(K)    KREF entered into a $200.0 million loan financing facility with BMO Harris Bank ("BMO Facility") and subsequently increased the borrowing capacity to $300.0 million. The facility provides financing on a non-mark-to-market basis with match-term up to five years with partial recourse to KREF. As of March 31, 2023, the financing spread was 1.85%.

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)
(L)    KREF entered into a $500.0 million Loan and Security Agreement with HSBC Bank USA, National Association (“HSBC Facility”). In March 2023, KREF extended the facility maturity date to March 2026. The facility provides warehouse financing on a non-mark-to-market basis with partial recourse to KREF.
(M)    KREF, through its wholly-owned subsidiary KREF Lending XIII LLC, entered into a $265.6 million loan financing facility with a financial institution ("KREF Lending XIII Facility"). The facility provides match-term asset-based financing on a non-mark-to-market and non-recourse basis. As of March 31, 2023, the financing spread was 3.0%.
(N)    KREF, through its wholly-owned subsidiary KREF Lending XIV LLC, entered into a $125.0 million loan financing facility with a financial institution ("KREF Lending XIV Facility"). The facility provides match-term asset-based financing on a non-mark-to-market and non-recourse basis. As of March 31, 2023, the financing spread was 2.75%.
(O)    KREF, through its wholly-owned subsidiary KREF Lending XI LLC, entered into a $100.0 million loan financing facility with a financial institution ("KREF Lending XI Facility"). The facility provides match-term asset-based financing on a non-mark-to-market and non-recourse basis. As of March 31, 2023, the financing spread was 2.76%.
(P)    KREF entered into a $100.0 million corporate revolving credit agreement (“Revolver”) administered by Morgan Stanley Senior Funding, Inc. Additional lenders were added subsequently, further increasing the Revolver borrowing capacity to $610.0 million as of March 31, 2023. The current stated maturity of the facility is March 2027. Borrowings under the facility bear interest at a per annum rate equal to the sum of (i) a floating rate index and (ii) a fixed margin. Borrowings under this facility are full recourse to certain guarantor wholly-owned subsidiaries of KREF. As of March 31, 2023, the carrying value excluded $4.6 million unamortized debt issuance costs presented within "Other assets" on KREF's Condensed Consolidated Balance Sheets.

As of March 31, 2023 and December 31, 2022, KREF had outstanding repurchase agreements and term lending agreements where the amount at risk with any individual counterparty, or group of related counterparties, exceeded 10.0% of KREF’s stockholders' equity. The amount at risk under these agreements is the net counterparty exposure, defined as the excess of the carrying amount (or market value, if higher than the carrying amount, for repurchase agreements) of the assets sold under agreement to repurchase, including accrued interest plus any cash or other assets on deposit to secure the repurchase obligation, over the amount of the repurchase liability, adjusted for accrued interest. The following table summarizes certain characteristics of KREF's repurchase agreements where the amount at risk with any individual counterparty, or group of related counterparties, exceeded 10.0% of KREF’s stockholders' equity as of March 31, 2023 and December 31, 2022:

	Outstanding Principal	Net Counterparty Exposure	Percent of Stockholders' Equity	Weighted Average Life (Years)(A)
March 31, 2023
Wells Fargo	$714,667	$245,534	16.2%	2.2
Morgan Stanley	574,032	234,779	15.5	1.7
KREF Lending IX	741,922	184,242	12.2	1.9
Goldman Sachs	240,000	179,582	11.9	1.7
KREF Lending V(B)	489,245	170,394	11.3	0.3
Total / Weighted Average	$2,759,866	$1,014,531	67.1%	1.6
December 31, 2022
Wells Fargo	$672,556	$240,897	15.3%	2.5
Morgan Stanley	594,537	199,485	12.7	0.8
Goldman Sachs	169,073	190,917	12.1	2.1
KREF Lending V(B)	502,878	182,774	11.6	0.3
KREF Lending IX	727,472	177,358	11.3	2.2
Total / Weighted Average	$2,666,516	$991,431	63.0%	1.6

(A)    Average weighted by the outstanding principal of borrowings under the secured financing agreement.
(B)    There were multiple counterparties to the KREF Lending V Facility. Morgan Stanley Bank, N.A. represented 2.7% and 2.8% of the net counterparty exposure as a percent of stockholders' equity as of March 31, 2023 and December 31, 2022, respectively.

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

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)
Term Loan Facility

In April 2018, KREF, through its consolidated subsidiaries, entered into a term loan financing agreement (“Term Loan Facility”) with third party lenders for an initial borrowing capacity of $200.0 million that was subsequently increased to $1.0 billion in October 2018. The facility provides asset-based financing on a non-mark-to-market basis with match-term up to five years and is non-recourse to KREF. Borrowings under the facility are collateralized by senior loans, held-for-investment, and bear interest equal to one-month LIBOR and/or Term SOFR plus a margin. The weighted average margin on the facility was 1.8% as of March 31, 2023 and December 31, 2022.

The following tables summarize our borrowings under the Term Loan Facility:

	March 31, 2023
Term Loan Facility	Count	Outstanding Principal	Amortized Cost	Carrying Value	Wtd. Avg. Yield/Cost(A)	Guarantee(B)	Wtd. Avg. Term(C)
Collateral assets	12	$803,770	$797,790	$747,109	+ 3.4%	n.a.	May 2026
Financing provided	n.a.	644,378	643,697	643,697	+ 1.9%	n.a.	May 2026

	December 31, 2022
Term Loan Facility	Count	Outstanding Principal	Amortized Cost	Carrying Value	Wtd. Avg. Yield/Cost(A)	Guarantee(B)	Wtd. Avg. Term(C)
Collateral assets	12	$785,076	$780,526	$751,579	+ 3.4%	n.a.	April 2026
Financing provided	n.a.	631,557	630,757	630,757	+ 1.9%	n.a.	April 2026

(A)    Collateral loans assets are indexed to one-month LIBOR and/or Term SOFR. In addition to cash coupon, yield/cost includes the amortization of deferred origination/financing costs.
(B)    Financing under the Term Loan Facility is non-recourse to KREF.
(C)    The weighted-average term is weighted by outstanding principal, using the maximum maturity date of the underlying loans assuming all extension options are exercised by the borrower.

Activity — For the three months ended March 31, 2023, the activity related to the carrying value of KREF’s secured financing agreements were as follows:

Secured Financing Agreements, Net
Balance as of December 31, 2022	$3,748,691
Principal borrowings	162,436
Principal repayments/sales	(38,717)
Deferred debt issuance costs	(691)
Amortization of deferred debt issuance costs	3,542
Balance as of March 31, 2023	$3,875,261

Maturities — KREF’s secured financing agreements, term loan facility and other consolidated debt obligations in place as of March 31, 2023 had contractual maturities(A) as follows:

Year	Nonrecourse	Recourse(B)	Total
2023	$480,764	$105,054	$585,818
2024	1,217,029	262,487	1,479,516
2025	936,583	301,369	1,237,952
2026	445,230	97,402	542,632
Thereafter	48,501	—	48,501
	$3,128,107	$766,312	$3,894,419

(A)    Represents earlier of the next maturity of the underlying loans and the maximum maturity of the secured financing agreements.
(B)    Except for the Revolver, which is full recourse, amounts borrowed subject to a maximum 25.0% recourse limit. The Revolver matures in March 2027.

Covenants — KREF is required to comply with customary loan covenants and event of default provisions related to its secured financing agreements and Revolver, including, but not limited to, negative covenants relating to restrictions on operations with respect to KREF’s status as a REIT, and financial covenants. Such financial covenants include an interest income to interest

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)
expense ratio covenant (1.5 to 1.0); a minimum consolidated tangible net worth covenant (75.0% of the aggregate cash proceeds of any equity issuances made and any capital contributions received by KREF and certain subsidiaries or up to approximately $1,353.4 million depending upon the facility); a cash liquidity covenant (the greater of $10.0 million or 5.0% of KREF's recourse indebtedness); and a total indebtedness covenant (83.3% of KREF's Total Assets, as defined in the applicable financing agreements). As of March 31, 2023 and December 31, 2022, KREF was in compliance with its financial debt covenants.

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

The following tables outline CLO collateral assets and respective borrowing as of March 31, 2023 and December 31, 2022:

	March 31, 2023
	Count	Outstanding Principal	Amortized Cost	Carrying Value	Wtd. Avg. Yield/Cost(A)	Wtd. Avg. Term(B)
KREF 2021-FL2
Collateral assets(C)(D)	18	$1,300,000	$1,300,000	$1,274,367	+ 3.3%	May 2026
Financing provided	1	1,095,250	1,093,476	1,093,476	L + 1.7%	February 2039
KREF 2022-FL3
Collateral assets(C)	16	$1,000,000	$1,000,000	$990,028	+ 3.1%	October 2026
Financing provided	1	847,500	844,126	844,126	S + 2.2%	February 2039

	December 31, 2022
	Count	Outstanding Principal	Amortized Cost	Carrying Value	Wtd. Avg. Yield/Cost(A)	Wtd. Avg. Term(B)
KREF 2021-FL2
Collateral assets(C)(D)	17	$1,300,000	$1,300,000	$1,283,162	+ 3.3%	April 2026
Financing provided	1	1,095,250	1,092,332	1,092,332	L + 1.7%	February 2039
KREF 2022-FL3
Collateral assets(C)	16	$1,000,000	$1,000,000	$991,452	+ 3.1%	October 2026
Financing provided	1	847,500	843,260	843,260	S + 2.2%	February 2039

(A)    Expressed as a spread over the relevant benchmark rates, which include one-month LIBOR and Term SOFR, as applicable to each loan. As of March 31, 2023, 50.9% and 49.1% of the CLO collateral loan assets by principal balance earned a floating rate of interest indexed to one-month LIBOR and Term SOFR, respectively. As of December 31, 2022, 64.1% and 35.9% of the CLO collateral loan assets by principal balance earned a floating rate of interest indexed to one-month LIBOR and Term SOFR, respectively. In addition to cash coupon, yield/cost includes the amortization of deferred origination/financing costs.
(B)    Loan term represents weighted-average final maturity, assuming all extension options are exercised by the borrowers, weighted by outstanding principal. Repayments of CLO notes are dependent on timing of underlying collateral loan asset repayments post reinvestment period. The term of the CLO notes represents the rated final distribution date.
(C)    Collateral loan assets represent 28.9% and 28.4% of the principal of KREF's commercial real estate loans as of March 31, 2023 and December 31, 2022, respectively. As of March 31, 2023 and December 31, 2022, 100% of KREF loans financed through the CLOs are floating rate loans.
(D)    Including $83.1 million and $151.0 million cash held in CLO 2021-FL2 as of March 31, 2023 and December 31, 2022, respectively.

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)
The following table presents the CLO assets and liabilities included in KREF’s Condensed Consolidated Balance Sheets:

Assets	March 31, 2023	December 31, 2022
Cash	$83,059	$151,000
Commercial real estate loans, held-for-investment	2,216,216	2,149,000
Less: Allowance for credit losses	(34,880)	(25,387)
Commercial real estate loans, held-for-investment, net	2,181,336	2,123,613
Accrued interest receivable	11,798	10,693
Other assets	155	155
Total	$2,276,348	$2,285,461
Liabilities
Collateralized loan obligations	$1,942,750	$1,942,750
Deferred financing costs	5,148	7,158
Collateralized loan obligations, net	$1,937,602	$1,935,592
Accrued interest payable	4,416	4,442
Total	$1,942,018	$1,940,034

The following table presents the components of net interest income of CLOs included in KREF’s Condensed Consolidated Statements of Income:

	Three Months Ended March 31,
	2023	2022
Interest income	$41,746	$17,111
Interest expense(A)	31,223	7,768
Net interest income	$10,523	$9,343

(A)    Includes $2.1 million and $1.6 million of deferred financing costs amortization for the three months ended March 31, 2023 and 2022, respectively.

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

In November 2021, KREF completed the repricing of a $297.8 million then-existing secured term loan and a $52.2 million add-on, for an aggregate principal amount of $350.0 million due September 2027, which was issued at par. The upsize of the secured term loan was accounted for as partial debt extinguishment under GAAP, accordingly, KREF recognized an accelerated deferred loan financing cost of $0.7 million during the fourth quarter of 2021. The new secured term loan bears interest at LIBOR plus 3.5% and is subject to a LIBOR floor of 0.5%. KREF recorded $2.0 million in issuance costs, inclusive of $0.8 million in arrangement and structuring fees paid to KCM.

Inclusive of the amortization of the discount and issuance costs, KREF’s total cost of the secured term loan is LIBOR plus 4.1% per annum, subject to the applicable LIBOR floor, as of March 31, 2023. The following table summarizes KREF’s secured term loan at March 31, 2023 and December 31, 2022, respectively:

	March 31, 2023	December 31, 2022
Principal	$345,625	$346,500
Deferred financing costs	(4,751)	(5,016)
Unamortized discount	(4,410)	(4,656)
Carrying value	$336,464	$336,828

Covenants — KREF is required to comply with customary loan covenants and event of default provisions related to its secured term loan that include, but are not limited to, negative covenants relating to restrictions on operations with respect to KREF’s status as a REIT, and financial covenants. Such financial covenants include a minimum consolidated tangible net worth of $650.0 million and a maximum Total Debt to Total Assets ratio, as defined in the secured term loan agreements, of 83.3% (the “Leverage Covenant”). KREF was in compliance with such covenants as of March 31, 2023 and December 31, 2022.

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

The following table details the carrying value of the Convertible Notes on KREF's Condensed Consolidated Balance Sheets:

	March 31, 2023	December 31, 2022
Principal	$143,750	$143,750
Deferred financing costs	(127)	(380)
Unamortized discount	(44)	(133)
Carrying value	$143,579	$143,237

The following table details the interest expense related to the Convertible Notes:

	Three Months Ended March 31,
	2023	2022
Cash coupon	$2,226	$2,201
Discount and issuance cost amortization	342	342
Total interest expense	$2,568	$2,543

Accrued interest payable for the Convertible Notes was $3.4 million and $1.1 million as of March 31, 2023 and December 31, 2022, respectively. Refer to Note 2 for additional discussion of accounting policies for the Convertible Notes.

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

As of March 31, 2023, the joint venture held REO assets with a net carrying value of $71.2 million. KREF has priority of distributions up to $73.2 million before the JV Partner can participate in the economics of the joint venture.

Equity Method Investments

As of March 31, 2023, KREF held a 3.5% interest in RECOP I, an unconsolidated VIE of which KREF is not the primary beneficiary, at its fair value of $35.7 million. The aggregator vehicle in which KREF invests is controlled and advised by affiliates of the Manager. RECOP I primarily acquired junior tranches of CMBS newly issued by third parties. KREF will not pay any fees to RECOP I, but KREF bears its pro rata share of RECOP I's expenses. KREF reported its share of the net asset value of RECOP I in its Condensed Consolidated Balance Sheets, presented as “Equity method investments” and its share of net income, presented as “Income (loss) from equity method investments” in the Condensed Consolidated Statements of Income.

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

Common Stock — As further described below, since December 31, 2019, KREF issued the following shares of common stock:

Pricing Date	Shares Issued(A)	Net Proceeds
As of December 31, 2019	59,211,838	$1,162,023
November 2021	5,000,000	108,800
November 2021(B)	1	—
November 2021	547,361	11,911
As of December 31, 2021	64,759,200	$1,282,734
February 2022(C)	68,817	1,426
March 2022	6,494,155	133,845
June 2022	2,750,000	53,653
August 2022(C)	271,641	5,300
As of March 31, 2023	74,343,813	$1,476,958

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

During the three months ended March 31, 2023 and 2022, no shares of common stock were issued related to the vesting of restricted stock units. Upon any payment of shares as a result of restricted stock unit vesting, the related tax withholding obligation will generally be satisfied by KREF, reducing the number of shares to be delivered by a number of shares necessary to satisfy the related applicable tax withholding obligation. Refer to Note 11 for further detail.

Of the 75,080,707 common shares KREF issued, there were 69,095,011 common shares outstanding as of March 31, 2023, which includes 736,894 net shares of common stock issued in connection with vested restricted stock units and is net of 5,985,696 common shares repurchased.

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

KKR and affiliates beneficially owned 10,000,001 shares, or 14.5% of KREF's outstanding common stock as of each of March 31, 2023 and December 31, 2022.

Share Repurchase Program — Under KREF's current share repurchase program, which has no expiration date, KREF may repurchase up to an aggregate of $100.0 million of its common stock effective as of February 3, 2023, of which up to $50.0 million may be repurchased under a pre-set trading plan meeting the requirements of Rule 10b5-1 under the Exchange Act, and provide for repurchases of common stock when the market price per share is below book value per share (calculated in accordance with GAAP as of the end of the most recent quarterly period for which financial statements are available), and the remaining $50.0 million may be used for repurchases in the open market, pursuant to pre-set trading plans meeting the requirements of Rule 10b5-1 under the Exchange Act, in privately negotiated transactions or otherwise. The timing, manner, price and amount of any common stock repurchases will be determined by KREF in its discretion and will depend on a variety

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)
of factors, including legal requirements, price, liquidity and economic considerations, and market conditions. The program does not require KREF to repurchase any specific number of shares of common stock. The program does not have an expiration date and may be suspended, modified or discontinued at any time.

During the three months ended March 31, 2023, KREF did not repurchase any of its common stock under the repurchase program. As of March 31, 2023, KREF had $100.0 million of remaining capacity to repurchase shares under the program.

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

During the three months ended March 31, 2023, KREF did not issue or sell any shares of common stock under the ATM. As of March 31, 2023, $93.2 million remained available for issuance under the ATM.

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

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)
Dividends — During the three months ended March 31, 2023 and 2022, KREF's board of directors declared the following dividends on shares of its common stock and special voting preferred stock:

			Amount
Declaration Date	Record Date	Payment Date	Per Share	Total
2023
March 17, 2023	March 31, 2023	April 14, 2023	$0.43	$29,711
				$29,711
2022
March 15, 2022	March 31, 2022	April 15, 2022	$0.43	$29,211
				$29,211

During the three months ended March 31, 2023 and 2022, KREF's board of directors declared the following dividends on shares of its Series A Preferred Stock:

			Amount
Declaration Date	Record Date	Payment Date	Per Share	Total
2023
February 3, 2023	February 28, 2023	March 15, 2023	$0.41	$5,326
				$5,326
2022
February 1, 2022	February 28, 2022	March 15, 2022	$0.41	$5,326
				$5,326

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)
Note 11. Stock-based Compensation

KREF is externally managed by the Manager and does not currently have any employees. However, as of March 31, 2023, certain individuals employed by the Manager and affiliates of the Manager and certain members of KREF's board of directors were compensated, in part, through the issuance of stock-based awards.

As of March 31, 2023, KREF had restricted stock unit (“RSU”) awards outstanding under the KKR Real Estate Finance Trust Inc. 2016 Omnibus Incentive Plan that was adopted on February 12, 2016 and amended and restated on November 17, 2016 (the "Incentive Plan") to certain members of KREF’s board of directors and employees of the Manager or its affiliates, none of whom are KREF employees. RSUs awarded to employees of the Manager or its affiliates, generally vest over three consecutive one-year periods and awards to certain members of KREF's board of directors generally vest over a one-year period, pursuant to the terms of the respective award agreements and the terms of the Incentive Plan.

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

The following table summarizes the activity in KREF’s outstanding RSUs and the weighted-average grant date fair value per RSU:

	Restricted Stock Units	Weighted Average Grant Date Fair Value Per RSU(A)
Unvested as of December 31, 2022	935,218	$16.80
Granted	—	—
Vested	—	—
Forfeited / cancelled	(567)	20.27
Unvested as of March 31, 2023	934,651	$16.80
(A)    The grant-date fair value is based upon the closing price of KREF’s common stock at the date of grant.

KREF expects the unvested RSUs outstanding to vest during the following years:

Year	Restricted Stock Units
2023	431,351
2024	329,940
2025	173,360
Total	934,651

KREF recognizes the compensation cost of RSUs awarded to employees of the Manager, or one or more of its affiliates, on a straight-line basis over the awards’ term at their grant date fair value, consistent with the RSUs awarded to certain members of KREF's board of directors.

During the three months ended March 31, 2023 and 2022, KREF recognized $2.2 million and $2.1 million, respectively, of stock-based compensation expense included in “General and administrative” expense in the Condensed Consolidated Statements of Income. As of March 31, 2023, there was $11.8 million of total unrecognized stock-based compensation expense related to unvested share-based compensation arrangements. This cost is expected to be recognized over a weighted average period of 1.1 years.

During the three months ended March 31, 2023 and 2022, KREF declared $0.4 million and $0.3 million, respectively, of nonforfeitable dividends on unvested RSUs. Such nonforfeitable dividends were deducted from “Retained earnings (Accumulated deficit)” in the Condensed Consolidated Statement of Changes in Equity.

Upon any payment of shares as a result of restricted stock unit vesting, the related tax withholding obligation will generally be satisfied by KREF, reducing the number of shares to be delivered by a number of shares necessary to satisfy the related applicable tax withholding obligation. The amount results in a cash payment related to this tax liability and a corresponding

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)
reduction to additional paid-in capital in the Condensed Consolidated Statement of Changes in Equity. No shares were delivered for vested RSUs during the three months ended March 31, 2023.

Refer to Note 14 for additional information regarding the Incentive Plan.

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

For the three months ended March 31, 2023, after the adoption of ASU 2020-06, 6,316,174 potentially issuable shares related to the Convertible Notes were evaluated and excluded from the dilutive EPS denominator because the effect was anti-dilutive. For the three months ended March 31, 2023, before the adoption of ASU 2020-06, all potentially issuable shares related to the Convertible Notes were excluded from the calculation of diluted EPS because KREF had the intent and ability to settle the Convertible Notes in cash.

The following table illustrates the computation of basic and diluted EPS for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31
	2023	2022
Basic Earnings
Net Income (Loss)	$(25,077)	$35,468
Less: Preferred stock dividends and redemption value adjustment	5,326	5,326
Less: Participating securities' share in earnings	407	346
Net income (loss) attributable to common stockholders	$(30,810)	$29,796

Diluted Earnings
Net income (loss) attributable to common stockholders	$(30,810)	$29,796
Add: Interest expense attributable to the Convertible Notes	—	2,201
Less: Reallocation of undistributed earnings to participating securities	—	(25)
Net income (loss) attributable to common stockholders, diluted	$(30,810)	$31,972

Denominator
Basic weighted average common shares outstanding	69,095,011	63,086,452
Dilutive shares under assumed conversion of the Convertible Notes	—	6,316,174
Dilutive restricted stock units(A)	—	—
Diluted weighted average common shares outstanding	69,095,011	69,402,626

Net income (loss) attributable to common stockholders, per:
Basic common share	$(0.45)	$0.47
Diluted common share	$(0.45)	$0.46

(A)    For the three months ended March 31, 2023 and 2022, 20,426 and 181,560 weighted average unvested RSUs, respectively, were excluded from the calculation of diluted EPS because the effect was anti-dilutive.

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)
Note 13. Commitments and Contingencies

As of March 31, 2023, KREF was subject to the following commitments and contingencies:

Litigation — From time to time, KREF may be involved in various claims and legal actions arising in the ordinary course of business. KREF establishes an accrued liability for legal proceedings only when those matters present loss contingencies that are both probable and reasonably estimable.

As of March 31, 2023, KREF was not involved in any material legal proceedings regarding claims or legal actions against KREF.

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

Capital Commitments — As of March 31, 2023, KREF had future funding commitments of $1,342.6 million related to its investments in commercial real estate loans. These future funding commitments primarily relate to construction projects, capital improvements, tenant improvements and leasing commissions. Generally, funding commitments are subject to certain conditions that must be met, such as customary construction draw certifications, minimum credit metrics or executions of new leases before advances are made to the borrower.

In January 2017, KREF committed $40.0 million to invest in an aggregator vehicle alongside RECOP I. The two-year investment period for RECOP I ended in April 2019. As of March 31, 2023, KREF had a remaining commitment of $4.3 million to RECOP I.

Macroeconomic Environment — The Federal Reserve has raised interest rates nine times since January 2022, and has signaled that further increases may be forthcoming throughout the year and into 2024. Higher interest rates imposed by the Federal Reserve to address inflation may adversely impact real estate asset values and increase our interest expense, which expense may not be fully offset by any resulting increase in interest income, and may lead to decreased prepayments from KREF's borrowers and an increase in the number of KREF's borrowers who exercise extension options.

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

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)
No awards may be granted under the Incentive Plan on and after February 12, 2026. The Incentive Plan will continue to apply to awards granted prior to such date. During the three months ended March 31, 2023 and 2022, no awards were granted to KREF's directors and employees of the Manager or its affiliates. As of March 31, 2023, 2,356,842 shares of common stock remained available for awards under the Incentive Plan.

Due to Affiliates — The following table contains the amounts presented in KREF's Condensed Consolidated Balance Sheets that it owes to affiliates:

	March 31, 2023	December 31, 2022
Management fees	$6,523	$6,578
Expense reimbursements	—	100
KCM fees	1,935	2,044
	$8,458	$8,722

Affiliates Expenses — The following table contains the amounts included in KREF's Condensed Consolidated Statements of Income that arose from transactions with the Manager:

	Three Months Ended March 31,
	2023	2022
Management fees	$6,523	$6,007
Incentive compensation	1,811	—
Expense reimbursements and other(A)	1,153	726
	$9,487	$6,733

(A)    Presented within "General and administrative" in the Condensed Consolidated Statements of Income.

In connection with the ATM, KCM, in its capacity as one of the sales agents, will receive commissions for the shares of KREF’s common stock it sells. This amount is not to exceed, but may be less than, 2.0% of the gross sales price per share. KREF did not sell shares under the ATM through a third-party broker and did not incur or pay any commissions to KCM during the three months ended March 31, 2023 and 2022.

In connection with the BMO Facility, and in consideration for its services as the structuring agent, KREF is obligated to pay KCM a structuring fee equal to 0.35% of the respective committed loan advances under the agreement. Such fees are capitalized as deferred financing cost and amortized to interest expense over the draw period of the facility. KREF did not incur or pay any KCM structuring fees in connection with the facility during the three months ended March 31, 2023 and 2022.

In connection with the HSBC Facility entered into in March 2020, and in consideration for structuring and sourcing this arrangement, KREF is obligated to pay KCM a structuring fee equal to 0.25% of the respective committed loan advances under the agreement. Such fees are capitalized as deferred financing cost and amortized to interest expense over the lesser of the initial term of the loan or the facility. During the three months ended March 31, 2023 and 2022, KREF did not incur or pay any KCM structuring fees in connection with the facility.

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

In connection with the KREF Lending IX Facility entered into in July 2021, and in consideration for structuring and sourcing this arrangement, KREF is obligated to pay KCM a structuring fee equal to 0.75% of the respective committed loan advances under the agreement. Such fees are capitalized as deferred financing cost and amortized to interest expense over the draw period of the facility. In connection with the upsize of the KREF Lending IX Facility in March and August 2022, and in consideration for its services as the arranger, KREF paid KCM $2.3 million in structuring fees. During the three months ended March 31, 2023 and 2022, KREF paid $0.1 million and $0.6 million KCM structuring fees in connection with the facility, respectively.

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

In connection with the extension and upsize of the Revolver in March 2022, and in consideration for its services as the arranger, KREF is obligated to pay KCM an arrangement fee equal to 0.375% of the aggregate amount of existing commitments plus 0.75% of the aggregate amount of new commitments. KREF paid $3.3 million of arrangement fees in connection with the Revolver in the second quarter of 2022. Such fees were capitalized as deferred financing cost and amortized to interest expense over the estimated life of the Revolver.

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

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)
Note 15. Fair Value of Financial Instruments

The carrying values and fair values of KREF’s financial assets and liabilities recorded at fair value on a recurring basis, as well as other financial instruments not carried at fair value, as of March 31, 2023, were as follows:

				Fair Value
	Principal Balance	Amortized Cost(A)	Carrying Value(B)	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$254,096	$254,096	$254,096	$254,096	$—	$—	$254,096
Commercial real estate loans, held-for-investment, net(C)	7,653,082	7,612,238	7,444,878	—	—	7,464,320	7,464,320
Equity method investments	35,719	35,719	35,719	—	—	35,719	35,719
	$7,942,897	$7,902,053	$7,734,693	$254,096	$—	$7,500,039	$7,754,135
Liabilities
Secured financing agreements, net	$3,894,419	$3,875,261	$3,875,261	$—	$—	$3,875,261	$3,875,261
Collateralized loan obligations, net	1,942,750	1,937,602	1,937,602	—	—	1,882,065	1,882,065
Secured term loan, net	345,625	336,464	336,464	—	335,688	—	335,688
Convertible notes, net	143,750	143,579	143,579	—	143,251	—	143,251
	$6,326,544	$6,292,906	$6,292,906	$—	$478,939	$5,757,326	$6,236,265

(A)    The amortized cost of commercial real estate loans is net of $38.1 million of unamortized origination discounts, cost recovery interest and deferred fees. The amortized cost of secured financing agreements is net of $19.2 million unamortized debt issuance costs. The amortized cost of collateralized loan obligations is net of $5.1 million unamortized debt issuance costs.
(B)    The carrying value of commercial mortgage loans is net of $167.4 million allowance for credit losses.
(C)    Includes $2,216.2 million of CLO loan participations as of March 31, 2023. Excludes two fully written off risk-rated 5 mezzanine loans with a combined outstanding principal balance of $30.5 million as of March 31, 2023.

The carrying values and fair values of KREF’s financial assets recorded at fair value on a recurring basis, as well as other financial instruments for which fair value is disclosed, as of December 31, 2022, were as follows:

				Fair Value
	Principal Balance	Amortized Cost(A)	Carrying Value(B)	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$239,791	$239,791	$239,791	$239,791	$—	$—	$239,791
Commercial real estate loans, held-for-investment, net(C)	7,562,392	7,494,138	7,387,164	—	—	7,393,279	7,393,279
Equity method investments	36,849	36,849	36,849	—	—	36,849	36,849
	$7,839,032	$7,770,778	$7,663,804	$239,791	$—	$7,430,128	$7,669,919
Liabilities
Secured financing agreements, net	$3,770,701	$3,748,691	$3,748,691	$—	$—	$3,748,691	$3,748,691
Collateralized loan obligations, net	1,942,750	1,935,592	1,935,592	—	—	1,857,042	1,857,042
Secured term loan, net	346,500	336,828	336,828	—	339,137	—	339,137
Convertible notes, net	143,750	143,237	143,237	—	141,617	—	141,617
	$6,203,701	$6,164,348	$6,164,348	$—	$480,754	$5,605,733	$6,086,487

(A)    The amortized cost of commercial real estate loans is net of $43.3 million of unamortized origination discounts and deferred fees, a $25.0 million write-off on a defaulted senior office loan. The amortized cost of secured financing agreements is net of $22.0 million unamortized debt issuance costs. The amortized cost of collateralized loan obligations is net of $7.2 million unamortized debt issuance costs.
(B)    The carrying value of commercial mortgage loans is net of $107.0 million allowance for credit losses.
(C)    Includes $2,149.0 million of CLO loan participations as of December 31, 2022. Excludes one fully written off risk-rated 5 mezzanine loan with an outstanding principal balance of $5.5 million as of December 31, 2022.

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)
The following table contains the Level 3 inputs used to value assets and liabilities on a recurring and nonrecurring basis or where KREF discloses fair value as of March 31, 2023:

	Fair Value	Valuation Methodologies	Unobservable Inputs(A)	Weighted Average(B)	Range
Assets and Liabilities(C)
Commercial real estate loans, held-for-investment(D)	$7,464,320	Discounted cash flow	Discount margin	4.2%	3.1% - 15.6%
			Discount rate	9.0%	8.3% - 9.9%
			Capitalization rate	7.8%	7.7% - 8.0%
	$7,464,320

(A)    An increase (decrease) in the valuation input results in a decrease (increase) in value.
(B)    Represents the average of the input value, weighted by the unpaid principal balance of the financial instrument.
(C)    KREF carries a $35.7 million investment in an aggregator vehicle alongside RECOP I (Note 9) at its pro rata share of the aggregator's net asset value, which management believes approximates fair value.
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

KREF did not report any significant financial assets or liabilities at fair value on a nonrecurring basis as of March 31, 2023 and 2022.

Assets and Liabilities for Which Fair Value is Only Disclosed

KREF does not carry its secured financing agreements at fair value as management did not elect the fair value option for these liabilities. As of March 31, 2023, the fair value of KREF's financing facilities approximated their respective carrying value.

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

KREF consolidates subsidiaries that incur U.S. federal, state and local income taxes, based on the tax jurisdiction in which each subsidiary operates. During the three months ended March 31, 2023 and 2022, KREF recorded an income tax provision of $0.2 million and $0.0 million, respectively, related to the operations of its taxable REIT subsidiaries and various other state and local taxes. There were no material deferred tax assets or liabilities as of March 31, 2023 and December 31, 2022.

As of March 31, 2023, tax years 2019 through 2023 remain subject to examination by taxing authorities.

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)
Note 17. Subsequent Events

The following events occurred subsequent to March 31, 2023:

Corporate Activities

Dividends

In April 2023, KREF paid $29.7 million in dividends on its common stock, or $0.43 per share, with respect to the first quarter of 2023, to stockholders of record on March 31, 2023.

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

Our Manager

We are externally managed by our Manager, KKR Real Estate Finance Manager LLC, an indirect subsidiary of KKR & Co. Inc. KKR is a leading global investment firm with an over 45-year history of leadership, innovation, and investment excellence. KKR manages multiple alternative asset classes, including private equity, real estate, energy, infrastructure and credit, with strategic manager partnerships that manage hedge funds. Our Manager manages our investments and our day-to-day business and affairs in conformity with our investment guidelines and other policies that are approved and monitored by our board of directors. Our Manager is responsible for, among other matters, (i) the selection, origination or purchase and sale of our portfolio investments, (ii) our financing activities and (iii) providing us with investment advisory services. Our Manager is also responsible for our day-to-day operations and performs (or causes to be performed) such services and activities relating to our investments and business and affairs as may be appropriate. Our investment decisions are approved by an investment committee of our Manager that is comprised of senior investment professionals of KKR, including senior investment professionals of KKR's global real estate group. For a summary of certain terms of the management agreement, see Note 14 to our condensed consolidated financial statements included in this Form 10-Q.

Macroeconomic Environment

The year ended December 31, 2022 and quarter ended March 31, 2023 were impacted by significant volatility in global markets, largely driven by rising inflation, rising interest rates, slowing economic growth, geopolitical uncertainty and instability in the banking sector following multiple bank failures. Central banks have responded to rapidly rising inflation with monetary policy tightening actions that are likely to create headwinds to economic growth. The Federal Reserve has raised interest rates nine times since January 2022, and has signaled that further interest rate increases may be forthcoming throughout the year and into 2024. Although our business model is such that rising interest rates will generally correlate to increases in our net income, increases in interest rates may adversely affect our existing borrowers. Higher interest rates imposed by the Federal Reserve to address inflation may adversely impact real estate asset values and increase our interest expense, which expense may not be fully offset by any resulting increase in interest income, and may lead to decreased prepayments from our borrowers and an increase in the number of our borrowers who exercise extension options.

With respect to the COVID-19 pandemic, while the global economy has largely re-opened, the longer-term macro-economic effects of the pandemic continue to impact many industries, including those of certain of our borrowers. In particular, the increase in remote working arrangements in response to the pandemic has contributed to a decline in commercial real estate values and reduced demand for commercial real estate compared to pre-pandemic levels, which may adversely impact certain of our borrowers and has persisted even as the pandemic continues to subside.

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

Earnings (Loss) Per Share and Dividends Declared

The following table sets forth the calculation of basic and diluted net income (loss) per share and dividends declared per share (amounts in thousands, except share and per share data):

	Three Months Ended,
	March 31, 2023	December 31, 2022
Net income (loss) attributable to common stockholders	$(30,810)	$14,602
Weighted-average number of shares of common stock outstanding
Basic	69,095,011	69,109,790
Diluted	69,095,011	69,109,790
Net income per share, basic	$(0.45)	$0.21
Net income per share, diluted	$(0.45)	$0.21
Dividends declared per share	$0.43	$0.43

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

The table below reconciles the weighted average diluted shares under GAAP to the weighted average diluted shares used for Distributable Earnings:

	Three Months Ended,
	March 31, 2023	December 31, 2022
Diluted weighted average common shares outstanding, GAAP	69,095,011	69,109,790
Less: Dilutive shares under assumed conversion of the Convertible Notes (ASU 2020-06)	—	—
Less: Anti-dilutive restricted stock units	—	—
Diluted weighted average common shares outstanding, Distributable Earnings	69,095,011	69,109,790

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

The following table provides a reconciliation of GAAP net income attributable to common stockholders to Distributable Earnings (amounts in thousands, except share and per share data):

	Three Months Ended,
	March 31, 2023	December 31, 2022
Net Income (Loss) Attributable to Common Stockholders	$(30,810)	$14,602
Adjustments
Non-cash equity compensation expense	2,152	1,494
Unrealized (gains) or losses, net(A)	1,173	(25)
Provision for (reversal of) credit losses, net	60,467	21,189
Non-cash convertible notes discount amortization	89	91
Loan write-offs(B)	—	(25,000)
Distributable Earnings	$33,071	$12,351
Weighted average number of shares of common stock outstanding
Basic	69,095,011	69,109,790
Adjusted Diluted Shares Outstanding(C)	69,095,011	69,109,790
Distributable Earnings per Diluted Weighted Average Share	$0.48	$0.18
(A)    Includes $1.2 million and ($0.0) million of unrealized mark-to-market adjustment to our RECOP I's underlying CMBS investments for the three months ended March 31, 2023 and December 31, 2022, respectively.
(B)    Includes a $25.0 million write-off of a defaulted senior office loan, a portion of which was deemed uncollectible during the three months ended December 31, 2022.
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

Book Value per Share

We believe that book value per share is helpful to stockholders in evaluating the growth of our company as we have scaled our equity capital base and continue to invest in our target assets. The following table calculates our book value per share of common stock (amounts in thousands, except share and per share data):

	March 31, 2023	December 31, 2022
KKR Real Estate Finance Trust Inc. stockholders' equity	$1,513,169	$1,571,538
Series A preferred stock (liquidation preference of $25.00 per share)	(327,750)	(327,750)
Common stockholders' equity	$1,185,419	$1,243,788
Shares of common stock issued and outstanding at period end	69,095,011	69,095,011
Book value per share of common stock	$17.16	$18.00

Book value as of March 31, 2023 included the impact of an estimated CECL credit loss allowance of $171.6 million, or ($2.48) per common share. See Note 2 — Summary of Significant Accounting Policies, to our condensed consolidated financial statements included in this Form 10-Q for detailed discussion of allowance for credit losses.

Our Portfolio

We have established a $8,034.0 million portfolio of diversified investments, consisting primarily of senior and mezzanine commercial real estate loans as of March 31, 2023.

During the three months ended March 31, 2023, we collected 100% of interest payments due on our loan portfolio. As of March 31, 2023, the average risk rating of our loan portfolio was 3.2, weighted by total loan exposure. As of March 31, 2023, the average loan commitment in our portfolio was $123.7 million and multifamily and industrial loans comprised 57% of our loan portfolio.

In addition, as a result of taking title to the collateral of one defaulted senior retail loan, we owned one REO asset with a net carrying value of $81.1 million, comprised of the fair value of the acquired retail property and capitalized transaction and redevelopment costs, as of March 31, 2023. This property is held for investment and reflected on our Condensed Consolidated Balance Sheet.

Since our IPO, we have continued to execute on our primary investment strategy of originating floating-rate transitional senior loans and, as we continue to scale our loan portfolio, we expect that our originations will continue to be heavily weighted toward floating-rate loans. As of March 31, 2023, 100% of our loans by total loan exposure earned a floating rate of interest. We expect the majority of our future investment activity to focus on originating floating-rate senior loans that we finance with our repurchase and other financing facilities, with a secondary focus on originating floating-rate loans for which we syndicate a senior position and retain a subordinated interest for our portfolio. As of March 31, 2023, all of our investments were located in the United States.

The following charts illustrate the diversification and composition of our loan portfolio(A), based on type of investment, interest rate, underlying property type, geographic location, vintage and LTV as of March 31, 2023:

The charts above are based on total loan exposure of our commercial real estate loans.

(A)    Excludes: (i) one REO retail asset with net carrying value of $81.1 million as of March 31, 2023, (ii) CMBS B-Piece investments held through RECOP I, an equity method investment and (iii) two fully written off risk-rated 5 mezzanine loans with a combined outstanding principal balance of $30.5 million.
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
(D)    Other property type includes Condo (Residential) (2%), Student Housing (1%), Single Family Rental (1%) and Self-Storage (1%).

(E)    LTV is generally based on the initial loan amount divided by the as-is appraised value as of the date the loan was originated or by the current principal amount as of the date of the most recent as-is appraised value. Weighted average LTV excludes risk-rated 5 loans.

The following table details our quarterly loan activity (dollars in thousands):

	Three Months Ended
	March 31, 2023	December 31, 2022	September 30, 2022	June 30, 2022
Loan originations	$—	$370,400	$457,685	$1,034,191
Loan fundings(A)	$203,612	$423,330	$224,724	$1,077,132
Loan repayments	(86,928)	(209,152)	(387,264)	(444,313)
Net fundings	116,684	214,178	(162,540)	632,819
PIK interest	—	457	470	479
Write-off (B)	—	(25,000)	—	—
Total activity	$116,684	$189,635	$(162,070)	$633,298
(A)    Includes initial funding of new loans and additional fundings made under existing loans.
(B)     Includes a $25.0 million write-off on a portion of a $161.0 million defaulted senior office loan that was deemed uncollectible during the three months ended December 31, 2022.

The following table details overall statistics for our loan portfolio(A) as of March 31, 2023 (dollars in thousands):

		Total Loan Exposure(B)
	Balance Sheet Portfolio	Total Loan Portfolio	Floating Rate Loans	Fixed Rate Loans
Number of loans	75	75	75	—
Principal balance	$7,653,082	$7,917,161	$7,917,161	$—
Amortized cost	$7,612,238	$7,876,317	$7,876,317	$—
Unfunded loan commitments(C)	$1,342,584	$1,342,584	$1,342,584	$—
Weighted average cash coupon(D)	8.2%	+3.3%	+3.3%	n.a.
Weighted average all-in yield(D)	8.5%	+3.6%	+3.6%	n.a.
Weighted average maximum maturity (years)(E)	3.2	3.2	3.2	n.a.
LTV(F)	66%	66%	66%	n.a.

(A)     Excludes two fully written off risk-rated 5 mezzanine loans with a combined outstanding principal balance of $30.5 million.
(B)    In certain instances, we finance our loans through the non-recourse sale of a senior interest that is not included in our condensed consolidated financial statements. Total loan exposure includes the entire loan we originated and financed.
(C)     Unfunded commitments will primarily be funded to finance property improvements and renovations or lease-related expenditures by the borrowers. These future commitments will be funded over the term of each loan, subject in certain cases to an expiration date.
(D)     As of March 31, 2023, 63.8% and 36.2% of floating rate loans by loan exposure were indexed to Term SOFR and LIBOR, respectively. In addition to cash coupon, all-in yield includes the amortization of deferred origination fees, loan origination costs and purchase discounts. The calculations of weighted average cash coupon and all-in yield excludes loans accounted for under the cost recovery method.
(E)     Maximum maturity assumes all extension options are exercised by the borrower; however, our loans may be repaid prior to such date. As of March 31, 2023, based on total loan exposure, 48.0% of our loans were subject to yield maintenance or other prepayment restrictions and 52.0% were open to repayment by the borrower without penalty.
(F)     LTV is generally based on the initial loan amount divided by the as-is appraised value as of the date the loan was originated or by the current principal amount as of the date of the most recent as-is appraised value. Weighted average LTV excludes risk-rated 5 loans.

The table below sets forth additional information relating to our portfolio as of March 31, 2023 (dollars in millions):

	Investment(A)	Location	Property Type	Investment Date	Total Whole Loan(B)	Committed Principal Amount(B)	Current Principal Amount	Net Equity(C)	Coupon(D)(E)		Max Remaining Term (Years)(D)(F)	Loan Per SF / Unit / Key(G)	LTV(D)(H)	Risk Rating
	Senior Loans(I)
1	Senior Loan	Arlington, VA	Multifamily	9/30/2021	$381.0	$381.0	$363.9	$81.6	+	3.3%	3.5	$ 327,843 / unit	69%	3
2	Senior Loan	Boston, MA	Life Science	8/3/2022	312.5	312.5	99.8	12.4	+	4.2	4.4	$ 747 / SF	56	3
3	Senior Loan	Bellevue, WA	Office	9/13/2021	520.8	260.4	131.4	36.7	+	3.6	4.0	$ 855 / SF	63	3
4	Senior Loan	Los Angeles, CA	Multifamily	2/19/2021	260.0	260.0	250.0	38.6	+	3.6	2.9	$ 466,400 / unit	68	3
5	Senior Loan	Various	Industrial	4/28/2022	504.5	252.3	252.3	49.6	+	2.7	4.1	$ 98 / SF	64	3
6	Senior Loan	Mountain View, CA	Office	7/14/2021	362.8	250.0	197.5	51.3	+	3.4	3.4	$ 643 / SF	73	4
7	Senior Loan	Bronx, NY	Industrial	8/27/2021	381.2	228.7	177.4	39.5	+	4.2	3.4	$ 277 / SF	52	3
8	Senior Loan	Various	Multifamily	5/31/2019	216.5	216.5	216.5	39.2	+	4.0	1.2	$ 202,336 / unit	74	3
9	Senior Loan	Minneapolis, MN	Office	11/13/2017	194.4	194.4	194.4	87.5	+	3.8	0.1	$ 179 / SF	n.a.	5
10	Senior Loan	Various	Industrial	6/15/2022	375.5	187.8	160.2	31.4	+	2.9	4.3	$ 115 / SF	50	3
11	Senior Loan	Washington, D.C.	Office	11/9/2021	187.7	187.7	173.2	44.1	+	3.3	3.7	$ 485 / SF	55	4
12	Senior Loan	Boston, MA	Office	2/4/2021	375.0	187.5	187.5	37.4	+	3.3	2.9	$ 506 / SF	71	3
13	Senior Loan	The Woodlands, TX	Hospitality	9/15/2021	183.3	183.3	176.9	34.0	+	4.2	3.5	$ 194,570 / key	64	3
14	Senior Loan	Philadelphia, PA	Office	4/11/2019	176.7	176.7	153.0	23.4	+	2.6	1.1	$ 214 / SF	n.a.	5
15	Senior Loan	Washington, D.C.	Office	12/20/2019	175.5	175.5	154.3	64.0	+	3.4	1.8	$ 755 / SF	58	4
16	Senior Loan	New York, NY	Condo (Residential)	12/20/2018	173.5	173.5	167.8	59.5	+	3.7	0.8	$ 1,395 / SF	69	3
17	Senior Loan	West Palm Beach, FL	Multifamily	12/29/2021	171.5	171.5	170.7	26.9	+	2.8	3.8	$ 210,275 / unit	73	3
18	Senior Loan	Boston, MA	Life Science	4/27/2021	332.3	166.2	146.6	29.4	+	3.6	3.1	$ 609 / SF	66	3
19	Senior Loan	Various	Self Storage	12/21/2022	320.0	160.0	43.5	9.7	+	3.8	4.8	$ 202 / SF	67	3
20	Senior Loan	Oakland, CA	Office	10/23/2020	509.9	159.7	135.3	21.3	+	4.3	2.6	$ 416 / SF	55	3
21	Senior Loan	Plano, TX	Office	2/6/2020	150.7	150.7	150.7	23.4	+	2.8	1.9	$ 209 / SF	63	3
22	Senior Loan	Chicago, IL	Office	7/15/2019	150.0	150.0	118.2	21.1	+	3.3	1.4	$ 114 / SF	57	4
23	Senior Loan	Redwood City, CA	Life Science	9/30/2022	580.7	145.2	—	(1.3)	+	4.5	4.5	$ 885 / SF	53	3
24	Senior Loan(J)	Various	Industrial	6/30/2021	283.6	141.8	91.6	59.8	+	5.5	3.3	$ 72 / SF	62	3
25	Senior Loan	Seattle, WA	Life Science	10/1/2021	188.0	140.3	114.6	33.1	+	3.1	3.5	$ 731 / SF	69	3
26	Senior Loan	Dallas, TX	Office	12/10/2021	138.0	138.0	138.0	27.6	+	3.7	3.7	$ 439 / SF	68	3
27	Senior Loan	Boston, MA	Multifamily	3/29/2019	137.0	137.0	137.0	30.8	+	3.4	1.0	$ 351,282 / unit	59	3
28	Senior Loan	Arlington, VA	Multifamily	1/20/2022	135.3	135.3	131.8	32.8	+	2.9	3.9	$ 439,225 / unit	65	3
29	Senior Loan	Fontana, CA	Industrial	5/11/2021	132.0	132.0	94.8	55.6	+	4.7	3.2	$ 113 / SF	64	3
30	Senior Loan	Fort Lauderdale, FL	Hospitality	11/9/2018	130.0	130.0	130.0	24.2	+	3.5	0.7	$ 375,723 / key	66	3
31	Senior Loan	San Carlos, CA	Life Science	2/1/2022	195.9	125.0	90.1	23.7	+	3.6	3.9	$ 615 / SF	68	3
32	Senior Loan	Irving, TX	Multifamily	4/22/2021	117.6	117.6	112.6	17.9	+	3.3	3.1	$ 124,028 / unit	70	3
33	Senior Loan(K)	Philadelphia, PA	Office	1/12/2023	116.5	116.5	111.5	61.8	+	3.3	3.9	$ 114 / SF	53	3
34	Senior Loan	Cambridge, MA	Life Science	12/22/2021	401.3	115.7	72.9	18.5	+	4.0	3.8	$ 1,072 / SF	51	3
35	Senior Loan	Pittsburgh, PA	Student Housing	6/8/2021	112.5	112.5	112.5	17.1	+	2.9	3.2	$ 155,602 / unit	74	3
36	Senior Loan	Miami, FL	Multifamily	10/28/2022	110.4	110.4	94.0	22.6	+	3.8	4.6	$ 333,333 / unit	51	3
37	Senior Loan	Las Vegas, NV	Multifamily	12/28/2021	106.3	106.3	102.0	20.0	+	2.7	3.8	$ 193,182 / unit	61	3

	Investment(A)	Location	Property Type	Investment Date	Total Whole Loan(B)	Committed Principal Amount(B)	Current Principal Amount	Net Equity(C)	Coupon(D)(E)		Max Remaining Term (Years)(D)(F)	Loan Per SF / Unit / Key(G)	LTV(D)(H)	Risk Rating
38	Senior Loan	Doral, FL	Multifamily	12/10/2021	212.0	106.0	106.0	21.1	+	2.9	3.7	$ 335,975 / unit	77	3
39	Senior Loan	San Diego, CA	Multifamily	10/20/2021	103.5	103.5	103.5	18.6	+	2.8	3.6	$ 448,052 / unit	71	3
40	Senior Loan	Orlando, FL	Multifamily	12/14/2021	102.4	102.4	90.1	22.9	+	3.1	3.8	$ 237,808 / unit	74	3
41	Senior Loan	West Hollywood, CA	Multifamily	1/26/2022	102.0	102.0	102.0	15.4	+	3.0	3.9	$ 2,756,757 / unit	65	4
42	Senior Loan	Boston, MA	Industrial	6/28/2022	285.5	100.0	99.3	20.3	+	3.0	4.3	$ 198 / SF	52	3
43	Senior Loan	Washington, D.C.	Office	1/13/2022	228.5	100.0	59.3	10.8	+	3.2	4.9	$ 217 / SF	55	3
44	Senior Loan	Phoenix, AZ	Industrial	1/13/2022	195.3	100.0	44.6	10.6	+	4.0	3.9	$ 57 / SF	57	3
45	Senior Loan	Cary, NC	Multifamily	11/21/2022	100.0	100.0	93.4	17.6	+	3.4	4.7	$ 239,398 / unit	63	3
46	Senior Loan	Brisbane, CA	Life Science	7/22/2021	95.0	95.0	90.8	17.7	+	3.1	3.4	$ 784 / SF	71	3
47	Senior Loan	Brandon, FL	Multifamily	1/13/2022	90.3	90.3	65.9	10.5	+	3.1	3.9	$ 195,473 / unit	75	3
48	Senior Loan	Dallas, TX	Multifamily	12/23/2021	90.0	90.0	77.5	15.1	+	2.8	3.8	$ 238,488 / unit	67	3
49	Senior Loan	Miami, FL	Multifamily	10/14/2021	89.5	89.5	89.5	17.3	+	2.9	3.6	$ 304,422 / unit	76	3
50	Senior Loan	Dallas, TX	Office	1/22/2021	87.0	87.0	87.0	25.6	+	3.3	2.9	$ 294 / SF	65	3
51	Senior Loan	Charlotte, NC	Multifamily	12/14/2021	86.8	86.8	78.6	13.7	+	3.1	3.8	$ 213,615 / unit	74	3
52	Senior Loan	San Antonio, TX	Multifamily	6/1/2022	246.5	86.3	80.3	19.7	+	2.8	4.2	$ 103,007 / unit	68	3
53	Senior Loan	Scottsdale, AZ	Multifamily	5/9/2022	169.0	84.5	84.5	12.9	+	2.9	4.2	$ 457,995 / unit	64	3
54	Senior Loan	Raleigh, NC	Multifamily	4/27/2022	82.9	82.9	78.1	16.5	+	3.0	4.1	$ 244,139 / unit	68	3
55	Senior Loan	Hollywood, FL	Multifamily	12/20/2021	81.0	81.0	81.0	14.9	+	3.1	3.8	$ 327,935 / unit	74	3
56	Senior Loan	Phoenix, AZ	Single Family Rental	4/22/2021	72.1	72.1	49.5	16.6	+	4.9	3.1	$ 157,092 / unit	50	3
57	Senior Loan	Arlington, VA	Multifamily	10/23/2020	141.8	70.9	70.9	11.8	+	3.8	2.5	$ 393,858 / unit	73	3
58	Senior Loan	Denver, CO	Multifamily	9/14/2021	70.3	70.3	70.0	11.9	+	2.7	3.5	$ 289,128 / unit	78	3
59	Senior Loan	Washington, D.C.	Multifamily	12/4/2020	69.0	69.0	66.7	10.9	+	3.5	2.7	$ 266,727 / unit	63	3
60	Senior Loan	Dallas, TX	Multifamily	8/18/2021	68.2	68.2	68.2	10.0	+	3.9	3.4	$ 189,444 / unit	70	3
61	Senior Loan	Manassas Park, VA	Multifamily	2/25/2022	68.0	68.0	68.0	13.2	+	2.7	3.9	$ 223,684 / unit	73	3
62	Senior Loan	Plano, TX	Multifamily	3/31/2022	67.8	67.8	66.1	17.7	+	2.8	4.0	$ 248,572 / unit	75	3
63	Senior Loan	Nashville, TN	Hospitality	12/9/2021	66.0	66.0	64.7	10.4	+	3.7	3.8	$ 281,237 / key	68	3
64	Senior Loan	Atlanta, GA	Multifamily	12/10/2021	61.5	61.5	58.3	15.0	+	3.0	3.8	$ 193,189 / unit	67	3
65	Senior Loan	Durham, NC	Multifamily	12/15/2021	60.0	60.0	54.4	10.5	+	3.0	3.8	$ 157,709 / unit	67	3
66	Senior Loan	San Antonio, TX	Multifamily	4/20/2022	57.6	57.6	56.1	11.0	+	2.7	4.1	$ 164,107 / unit	79	3
67	Senior Loan	Sharon, MA	Multifamily	12/1/2021	56.9	56.9	56.9	8.4	+	2.8	3.7	$ 296,484 / unit	70	3
68	Senior Loan	Queens, NY	Industrial	2/22/2022	55.3	55.3	52.7	13.7	+	4.0	0.9	$ 85 / SF	68	3
69	Senior Loan	Reno, NV	Industrial	4/28/2022	140.4	50.5	50.5	11.2	+	2.7	4.1	$ 117 / SF	74	3
70	Senior Loan	Carrollton, TX	Multifamily	4/1/2022	48.5	48.5	46.3	12.5	+	2.9	4.0	$ 144,631 / unit	74	3
71	Senior Loan	Dallas, TX	Multifamily	4/1/2022	43.9	43.9	41.2	10.0	+	2.9	4.0	$ 115,655 / unit	73	3
72	Senior Loan	Georgetown, TX	Multifamily	12/16/2021	41.8	41.8	41.8	10.2	+	3.4	3.8	$ 199,048 / unit	68	3
73	Senior Loan	San Diego, CA	Multifamily	4/29/2022	203.0	40.0	39.2	7.0	+	2.6	4.1	$ 450,468 / unit	63	3
74	Senior Loan(L)	New York, NY	Condo (Residential)	8/4/2017	20.1	20.1	20.1	20.1	+	4.2	0.1	$ 1,061 / SF	73	3
75	Senior Loan	Denver, CO	Industrial	12/11/2020	15.4	15.4	9.5	5.6	+	3.8	2.8	$ 47 / SF	61	3
	Total/Weighted Average Senior Loans Unlevered				$13,175.4	$9,280.4	$7,917.2	$1,845.0	+	3.3%	3.2		66%	3.2

	Investment(A)	Location	Property Type	Investment Date	Total Whole Loan(B)	Committed Principal Amount(B)	Current Principal Amount	Net Equity(C)	Coupon(D)(E)	Max Remaining Term (Years)(D)(F)	Loan Per SF / Unit / Key(G)	LTV(D)(H)	Risk Rating
	CMBS B-Pieces
1	RECOP I(M)	Various	Various	2/13/2017	n.a.	40.0	35.7	35.7	4.7	6.2	n.a.	58	n.a.
	Total/Weighted Average CMBS B-Pieces Unlevered					$40.0	$35.7	$35.7	4.7%	6.2		58%
	Real Estate Owned
1	Real Estate Asset	Portland, OR	Retail	12/16/2021	n.a.	n.a.	81.1	81.1	n.a.	n.a.	n.a.	n.a.	n.a.
	Total/Weighted Average Real Estate Owned						$81.1	$81.1
	Grand Total / Weighted Average					$9,320.4	$8,034.0	$1,961.8	8.2%	3.2		66%	3.2
*    Numbers presented may not foot due to rounding.

(A)    Our total portfolio represents the current principal amount on senior and mezzanine loans, net equity in RECOP I, which holds CMBS B-Piece investments, and net carrying value of our sole REO investment. Excludes one impaired mezzanine loan with an outstanding principal of $5.5 million that was fully written off.
For Senior Loan 12, the total whole loan is $375.0 million, co-originated and co-funded by us and a KKR affiliate. Our interest was 50% of the loan or $187.5 million, of which $150.0 million in senior notes were syndicated to a third party. Post syndication, we retained a mezzanine loan with a commitment of $37.5 million, fully funded as of March 31, 2023, at an interest rate of L+7.9%.
For Senior Loan 20, the total whole loan is $509.9 million, co-originated and co-funded by us and a KKR affiliate. Our interest was 31% of the loan or $159.7 million, of which $134.7 million in senior notes were syndicated to third party lenders. Post syndication, we retained a mezzanine loan with a commitment of $25.0 million, of which $21.2 million was funded as of March 31, 2023, at an interest rate of L+12.9%.
(B)    Total Whole Loan represents total commitment of the entire whole loan originated. Committed Principal Amount includes participations by KKR affiliated entities and third parties that are syndicated/sold.
(C)    Net equity reflects (i) the amortized cost basis of our loans, net of borrowings; and (ii) the cost basis of our investments in RECOP I and REO.
(D)    Weighted average is weighted by the current principal amount for our senior and mezzanine loans and by net equity for our RECOP I CMBS B-Pieces. Non-Senior Loan 1 and risk-rated 5 loans are excluded from the weighted average LTV.
(E)    Coupon expressed as spread over the relevant floating benchmark rates, which include LIBOR and Term SOFR, as applicable to each loan. As of March 31, 2023, 63.8% and 36.2% of our loans by principal amount earned a floating rate of interest indexed to Term SOFR and LIBOR, respectively.
(F)    Max remaining term (years) assumes all extension options are exercised, if applicable.
(G)    Loan Per SF / Unit / Key is based on the current principal amount divided by the current SF / Unit / Key. For Senior Loans 2, 3, 7, 23, 24, 29, 34, 44, 56, and 75, Loan Per SF / Unit / Key is calculated as the total commitment amount of the loan divided by the proposed SF / Unit / Key.
(H)    For senior loans, LTV is generally based on the initial loan amount divided by the as-is appraised value as of the date the loan was originated or by the current principal amount as of the date of the most recent as-is appraised value; for mezzanine loans, LTV is based on the current balance of the whole loan divided by the as-is appraised value as of the date the loan was originated; for RECOP I CMBS B-Pieces, LTV is based on the weighted average LTV of the underlying loan pool at issuance. Weighted Average LTV excludes risk rated-5 loans.
For Senior Loans 16 and 74, LTV is based on the current principal amount divided by the adjusted appraised gross sellout value net of sales cost.
For Senior Loans 2, 3, 7, 23, 24, 29, 34, 44, 56, and 75, LTV is calculated as the total commitment amount of the loan divided by the as-stabilized value as of the date the loan was originated.
(I)    Senior loans include senior mortgages and similar credit quality investments, including junior participations in our originated senior loans for which we have syndicated the senior participations and retained the junior participations for our portfolio and excludes vertical loan participations.
(J)    For Senior Loan 24, the total whole loan facility is $283.6 million, co-originated and co-funded by us and a KKR affiliate. Our interest was 50% of the facility or $141.8 million. The facility is comprised of individual cross-collateralized whole loans. As of March 31, 2023, there were ten underlying senior loans in the facility with a commitment of $141.8 million and outstanding principal of $91.6 million.
(K)    For Senior Loan 33, Total Whole Loan, Committed Principal Amount, and Current Principal Amount excludes junior mezzanine notes with a total outstanding principal of $25.0 million that was fully written off.
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

As of March 31, 2023, the average risk rating of our loan portfolio was 3.2, weighted by total loan exposure, consistent with that as of December 31, 2022.

March 31, 2023					December 31, 2022
Risk Rating	Number of Loans(A)	Carrying Value	Total Loan Exposure(A)	Total Loan Exposure %*	Number of Loans(A)	Carrying Value	Total Loan Exposure(B)	Total Loan Exposure %*
1	—	$—	$—	—%	—	$—	$—	—%
2	—	—	—	—	—	—	—	—
3	68	6,525,552	6,824,605	86	70	6,560,166	6,864,941	88
4	5	742,057	745,156	9	3	443,957	446,322	6
5	2	344,629	347,400	4	3	490,015	489,214	6
Total loan receivable	75	$7,612,238	$7,917,161	100	76	$7,494,138	$7,800,477	100
Allowance for credit losses		(167,360)				(106,974)
Loan receivable, net		$7,444,878				$7,387,164

*Numbers presented may not foot due to rounding.
(A)    Excludes two fully written off risk-rated 5 mezzanine loans with a combined outstanding principal balance of $30.5 million as of March 31, 2023. Excludes one fully written off risk-rated 5 mezzanine loan with an outstanding principal balance of $5.5 million as of December 31, 2022.
(B)    In certain instances, KREF finances its loans through the non-recourse sale of a senior interest that is not included in the condensed consolidated financial statements. Total loan exposure includes the entire loan KREF originated and financed, including $264.1 million and $263.1 million of such non-consolidated interests as of March 31, 2023 and December 31, 2022, respectively.

In January 2023, we completed the modification of a senior office loan located in Philadelphia, PA, that was risk-rated 5 with an outstanding principal balance of $161.0 million, of which $25.0 million was deemed uncollectible and written off, as of December 31, 2022. The terms of the modification included, among others, a $25.0 million principal repayment and a restructure of KREF’s $136.0 million senior loan (after the $25.0 million repayment) into a $116.5 million committed senior mortgage loan (including future funding of $5.5 million) and a $25.0 million junior mezzanine note. The junior mezzanine note is subordinated to a new $41.5 million committed senior mezzanine note (including future funding of $16.5 million) held by the sponsor. The restructured senior loan earns a coupon rate of S+3.25% and has a new term of up to four years, assuming all extension options are exercised. Post modification, the restructured senior loan was risk-rated 3 as of March 31, 2023.

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

Total Financing

Our financing arrangements include term loan facility, term lending agreements, collateralized loan obligations, secured term loan, warehouse facility, asset specific financing, corporate revolving credit agreement ("Revolver"), non-consolidated senior interest (collectively “Non-Mark-to-Market Financing Sources”) and master repurchase agreements.

Our Non-Mark-to-Market Financing Sources, which accounted for 76% of our total financing as of March 31, 2023, are not subject to credit or capital markets mark-to-market provisions. The remaining 24% of our total financing, which is primarily comprised of three master repurchase agreements, are only subject to credit marks.

We continue to expand and diversify our financing sources, especially those sources that provide non-mark-to-market financing, reducing our exposure to market volatility.

The following table summarizes our financing (dollars in thousands):

		Financing Outstanding Principal Balance
	Non-/Mark-to-Market	March 31, 2023	December 31, 2022
Master repurchase agreements	Mark-to-Credit	$1,528,699	$1,436,166
Collateralized loan obligations	Non-Mark-to-Market	1,942,750	1,942,750
Term lending agreements	Non-Mark-to-Market	1,536,553	1,530,105
Term loan facility	Non-Mark-to-Market	644,378	631,557
Secured term loan	Non-Mark-to-Market	345,625	346,500
Asset specific financing	Non-Mark-to-Market	184,789	172,873
Warehouse facility	Non-Mark-to-Market	—	—
Revolver	Non-Mark-to-Market	—	—
Non-consolidated senior interests	Non-Mark-to-Market	264,078	263,086
Total financing		$6,446,872	$6,323,037

Financing Agreements

The following table details our financing agreements (dollars in thousands):

	March 31, 2023
	Maximum	Collateral	Borrowings
	Facility Size(A)	Assets(B)	Potential(C)	Outstanding	Available
Master Repurchase Agreements
Wells Fargo	$1,000,000	$973,506	$730,131	$714,667	$15,464
Morgan Stanley	600,000	822,247	580,986	574,032	6,954
Goldman Sachs	240,000	422,493	240,000	240,000	—
Term Loan Facility	1,000,000	803,770	644,378	644,378	—
Term Lending Agreements
KREF Lending IX	1,000,000	932,979	745,238	741,922	3,316
KREF Lending V	517,310	696,930	491,072	489,245	1,827
KREF Lending XII	350,000	221,575	166,771	166,771	—
BMO Facility	300,000	179,601	139,109	138,615	494
Warehouse Facility
HSBC	500,000	—	—	—	—
Asset Specific Financing
KREF Lending XIII	265,625	99,752	84,789	84,789	—
KREF Lending XIV	125,000	—	—	—	—
KREF Lending XI	100,000	125,000	100,000	100,000	—
Revolver	610,000	—	610,000	—	610,000
	$6,607,935	$5,277,853	$4,532,474	$3,894,419	$638,055

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

Each of our existing master repurchase facilities includes "credit mark-to-market" features. "Credit mark-to-market" provisions in repurchase facilities are designed to keep the lenders' credit exposure generally constant as a percentage of the underlying collateral value of the assets pledged as security to them. If the credit underlying collateral value decreases, the gross amount of leverage available to us will be reduced as our assets are marked-to-market, which would reduce our liquidity. The lender under the applicable repurchase facility sets the valuation and any revaluation of the collateral assets in its sole, good faith discretion. As a contractual matter, the lender has the right to reset the value of the assets at any time based on then-current market conditions, but the market convention is to reassess valuations on a monthly, quarterly and annual basis using the financial information delivered pursuant to the facility documentation regarding the real property, borrower and guarantor under such underlying loans. Generally, if the lender determines (subject to certain conditions) that the market value of the collateral in a repurchase transaction has decreased by more than a defined minimum amount, the lender may require us to provide additional collateral or lead to margin calls that may require us to repay all or a portion of the funds advanced. We closely monitor our liquidity and intend to maintain sufficient liquidity on our balance sheet in order to meet any margin calls in the event of any significant decreases in asset values. As of March 31, 2023 and December 31, 2022, the weighted average haircut under our repurchase agreements was 31.1% and 31.5%, respectively (or 30.1% and 25.6%, respectively, if we had borrowed the maximum amount approved by its repurchase agreement counterparties as of such dates). In addition, our existing master repurchase facilities are not entirely term-matched financings and may mature before our CRE debt investments that represent underlying collateral to those financings. As we negotiate renewals and extensions of these liabilities, we may experience lower advance rates and higher pricing under the renewed or extended agreements.

Term Loan Facility

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

Term Lending Agreements

In August 2018, we entered into a $200.0 million loan financing facility with BMO Harris Bank (the "BMO Facility”). In May 2019, we increased the borrowing capacity to $300.0 million. The facility provides financing on a non-mark-to-market basis with match-term up to five years with partial recourse to us.

In June 2019, we entered into a Master Repurchase and Securities Contract Agreement ("KREF Lending V Facility") with Morgan Stanley Mortgage Capital Holdings LLC ("Administrative Agent"), as administrative agent on behalf of Morgan Stanley Bank, N.A. ("Initial Buyer"), which provides non-mark-to-market financing. In June 2022, the current stated maturity was extended to June 2023, subject to three additional one-year extension options, which may be exercised by us upon the satisfaction of certain customary conditions and thresholds. The Initial Buyer subsequently syndicated a portion of the facility to multiple financial institutions. As of March 31, 2023, the Initial Buyer held 23.9% of the total commitment under the facility.

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
Warehouse Facility

In March 2020, we entered into a $500.0 million Loan and Security Agreement with HSBC Bank USA, National Association (“HSBC Facility”). In March 2023, we extended the facility maturity date to March 2026. The facility provides warehouse financing on a non-mark-to-market basis with partial recourse to us.

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

Revolving Credit Agreement

In March 2022, we upsized our corporate revolving credit agreement (“Revolver”), administered by Morgan Stanley Senior Funding, Inc., to $520.0 million and extended the maturity date to March 2027. In April 2022, we further upsized our Revolver to $610.0 million. We may use our Revolver as a source of financing, which is designed to provide short-term liquidity to originate or de-lever loans, pay operating expenses and borrow amounts for general corporate purposes. Borrowings under the Revolver bear interest at a per annum rate equal to Term SOFR plus a fixed margin. Our Revolver is secured by corporate level guarantees and includes net equity interests in the investment portfolio.

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

The following table outlines the CLO collateral assets and respective borrowing (dollars in thousands):

	March 31, 2023
	Count	Outstanding Principal	Amortized Cost	Carrying Value	Wtd. Avg. Yield/Cost(A)	Wtd. Avg. Term(B)
KREF 2021-FL2
Collateral assets(C)(D)	18	$1,300,000	$1,300,000	$1,274,367	+ 3.3%	May 2026
Financing provided	1	1,095,250	1,093,476	1,093,476	L + 1.7%	February 2039
KREF 2022-FL3
Collateral assets(C)	16	$1,000,000	$1,000,000	$990,028	+ 3.1%	October 2026
Financing provided	1	847,500	844,126	844,126	S + 2.2%	February 2039

(A)Expressed as a spread over the relevant benchmark rates, which include one-month LIBOR and/or Term SOFR, as applicable to each loan. As of March 31, 2023, 50.9% and 49.1% of the CLO collateral loan assets by principal balance earned a floating rate of interest indexed to one-month LIBOR and Term SOFR, respectively. In addition to cash coupon, yield/cost includes the amortization of deferred origination/financing costs.
(B)Loan term represents weighted-average final maturity, assuming all extension options are exercised by the borrower, weighted by outstanding principal. Repayments of CLO notes are dependent on timing of underlying collateral loan asset repayments post reinvestment period. The term of the CLO notes represents the rated final distribution date.
(C)Collateral loan assets represent 28.9% of the principal of our commercial real estate loans as of March 31, 2023. As of March 31, 2023, 100% of our loans financed through the CLOs are floating rate loans.
(D)Including $83.1 million cash held in the CLO KREF 2021-FL2 as of March 31, 2023.

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

The following table details the subordinate interests retained on our balance sheet and the related non-consolidated senior interests (dollars in thousands):

	March 31, 2023
Non-Consolidated Senior Interests	Count	Principal Balance	Carrying Value	Wtd. Avg. Yield/Cost	Guarantee	Wtd. Avg. Term
Total loan	2	$322,752	n.a.	L + 3.7%	n.a.	December 2025
Senior participation	2	264,078	n.a.	L + 2.4%	n.a.	December 2025
Interests retained		58,674		L + 9.7%		January 2026

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

Borrowing Activities

The following tables provide additional information regarding our borrowings (dollars in thousands):

		Three Months Ended March 31, 2023
	Outstanding Principal as of March 31, 2023	Average Daily Amount Outstanding(A)	Maximum Amount Outstanding	Weighted Average Daily Interest Rate
Master Repurchase Agreements
Wells Fargo	$714,667	$677,192	$714,667	6.0%
Morgan Stanley	574,032	594,082	594,537	6.5
Goldman Sachs	240,000	178,162	240,000	6.8
Term Loan Facility	644,378	634,874	644,378	6.3
Term Lending Agreements
KREF Lending IX	741,922	732,035	741,922	6.3
KREF Lending V	489,245	492,915	502,878	6.5
KREF Lending XII	166,771	161,203	166,771	5.9
BMO Facility	138,615	138,615	138,615	6.4
Asset Specific Financing
KREF Lending XIII	84,789	79,884	84,789	7.6
KREF Lending XIV	—	—	—	—
KREF Lending XI	100,000	100,000	100,000	7.3
Revolver	—	—	—	—
Total/Weighted Average	$3,894,419			6.4%

(A)    Represents the average for the period the facility was outstanding.

	Average Daily Amount Outstanding(A)
	Three Months Ended
	March 31, 2023	December 31, 2022
Master Repurchase Agreements
Wells Fargo	$677,192	$713,810
Morgan Stanley	594,082	585,009
Goldman Sachs	178,162	153,433
Term Loan Facility	634,874	596,801
Term Lending Facility
KREF Lending IX	732,035	669,488
KREF Lending V	492,915	521,240
KREF Lending XII	161,203	161,140
BMO Facility	138,615	41,215
Asset Specific Financing
KREF Lending XIII	79,884	42,902
KREF Lending XIV	—	—
KREF Lending XI	100,000	100,000
Revolver	—	51,739

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

As of March 31, 2023, we were in compliance with the covenants of our financing facilities.

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

Concurrently with taking the title of our sole REO asset, we contributed the majority of the REO's net assets to a joint venture with a third party local development operator (“JV Partner”), whereby we have a 90% interest in the joint venture and the JV Partner has a 10% interest. As of March 31, 2023, the joint venture held REO assets with a net carrying value of $71.2 million. We have priority of distributions up to $73.2 million before the JV Partner can participate in the economics of the joint venture.

Results of Operations
Three Months Ended March 31, 2023 Compared to Three Months Ended December 31, 2022

The following table summarizes the changes in our results of operations for three months ended March 31, 2023 and December 31, 2022 (dollars in thousands, except per share data):

	Three Months Ended		Increase (Decrease)
	March 31, 2023	December 31, 2022	Dollars		Percentage
Net Interest Income
Interest income	$152,530	$143,508	$9,022		6%
Interest expense	105,976	91,592	14,384		16
Total net interest income	46,554	51,916	(5,362)		(10)
Other Income
Revenue from real estate owned operations	2,246	2,417	(171)		(7)
Income (loss) from equity method investments	(347)	820	(1,167)		(142)
Other income	2,711	1,576	1,135	—	72
Total other income	4,610	4,813	(203)		(4)
Operating Expenses
General and administrative	4,690	4,576	114		2
Provision for (reversal of ) credit losses, net	60,467	21,189	39,278		185
Management fee to affiliate	6,523	6,578	(55)		(1)
Incentive compensation to affiliate	1,811	634	1,177		186
Expenses from real estate owned operations	2,758	3,593	(835)		(23)
Total operating expenses	76,249	36,570	39,679		109
Income (Loss) Before Income Taxes, Noncontrolling Interests, Preferred Dividends and Participating Securities' Share in Earnings	(25,085)	20,159	(45,244)		(224)
Income tax expense	169	58	111		191
Net Income (Loss)	(25,254)	20,101	(45,355)		(226)
Net income (loss) attributable to noncontrolling interests	(177)	(227)	50		22
Net Income (Loss) Attributable to KKR Real Estate Finance Trust Inc. and Subsidiaries	(25,077)	20,328	(45,405)		(223)
Preferred stock dividends	5,326	5,326	—		—
Participating securities' share in earnings	407	400	7		2
Net Income (Loss) Attributable to Common Stockholders	$(30,810)	$14,602	$(45,412)		(311)

Net Income (Loss) Per Share of Common Stock
Basic	$(0.45)	$0.21	$(0.66)		(314)
Diluted	$(0.45)	$0.21	$(0.66)		(314)

Weighted Average Number of Shares of Common Stock Outstanding
Basic	69,095,011	69,109,790	(14,779)		—
Diluted	69,095,011	69,109,790	(14,779)		—

Dividends Declared per Share of Common Stock	$0.43	$0.43	$—		—

Net Interest Income

Net interest income decreased by $5.4 million during the three months ended March 31, 2023, as compared to the preceding three-month period. This decrease was primarily due to higher interest expenses resulting from an increase in the weighted-average index rates, including LIBOR and Term SOFR, and a $151.8 million quarter-over-quarter increase in our weighted average portfolio financing. The proceeds from our financing facilities were used to fund our draws on previously closed loans.

Interest income increased due primarily to an increase in market rates and a $140.1 million quarter-over-quarter increase in our weighted average loan principal, as a result of continued capital deployment from loan repayments and financing proceeds. The increase is partially offset by the placement of two 5-rated senior loans on nonaccrual status; during the three months ended March 31, 2023, $2.7 million of interest collections on such loans were applied as a reduction to the loan amortized cost.

In addition, interest income included $0.4 million in prepayment penalty income in connection with loan repayments during the three months ended March 31, 2023, as compared to $2.8 million for the preceding period. We recognized $5.9 million of deferred loan fees and origination discounts accreted into interest income during the three months ended March 31, 2023, as compared to $6.1 million for the preceding period. We recorded $6.8 million of deferred financing costs amortization into interest expense during the three months ended March 31, 2023, consistent with the preceding period.

Other Income

Total other income decreased by $0.2 million during the three months ended March 31, 2023, as compared to the preceding period. This decrease was primarily due to a $1.2 million change in unrealized mark-to-market adjustment on our RECOP I's underlying CMBS investments during the three months ended March 31, 2023, which was partially offset by a $0.8 million increase in money market dividend income, as compared to the prior year period, resulting from higher market rates.

Operating Expenses

Total operating expenses increased by $39.7 million during the three months ended March 31, 2023, as compared to the preceding period. This increase was primarily due to a net increase of $39.3 million in the provision for credit losses and a $1.2 million increase in Manager incentive compensation. This increase was partially offset by a $0.8 million quarter-over-quarter decrease in REO operating expenses.

Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022

The following table summarizes the changes in our results of operations for the three months ended March 31, 2023 and 2022 (dollars in thousands, except per share data):

	Three Months Ended March 31,		Increase (Decrease)
	2023	2022	Dollars	Percentage
Net Interest Income
Interest income	$152,530	$73,230	$79,300	108%
Interest expense	105,976	32,459	73,517	226
Total net interest income	46,554	40,771	5,783	14
Other Income
Revenue from real estate owned operations	2,246	2,629	(383)	(15)
Income (loss) from equity method investments	(347)	1,886	(2,233)	(118)
Other income	2,711	1,915	796	42
Total other income (loss)	4,610	6,430	(1,820)	(28)
Operating Expenses
General and administrative	4,690	4,446	244	5
Provision for (reversal of ) credit losses, net	60,467	(1,218)	61,685	5,064
Management fee to affiliate	6,523	6,007	516	9
Incentive compensation to affiliate	1,811	—	1,811	100
Expenses from real estate owned operations	2,758	2,554	204	8
Total operating expenses	76,249	11,789	64,460	547
Income (Loss) Before Income Taxes, Noncontrolling Interests, Preferred Dividends and Participating Securities' Share in Earnings	(25,085)	35,412	(60,497)	(171)
Income tax expense	169	—	169	100
Net Income (Loss)	(25,254)	35,412	(60,666)	(171)
Net income (loss) attributable to noncontrolling interests	(177)	(56)	(121)	216
Net Income (Loss) Attributable to KKR Real Estate Finance Trust Inc. and Subsidiaries	(25,077)	35,468	(60,545)	(171)
Preferred stock dividends	5,326	5,326	—	—
Participating securities' share in earnings	407	346	61	18
Net Income (Loss) Attributable to Common Stockholders	$(30,810)	$29,796	$(60,606)	(203)

Net Income (Loss) Per Share of Common Stock
Basic	$(0.45)	$0.47	$(0.92)	(195)
Diluted	$(0.45)	$0.46	$(0.91)	(198)

Weighted Average Number of Shares of Common Stock Outstanding
Basic	69,095,011	63,086,452	6,008,559	10
Diluted	69,095,011	69,402,626	(307,615)	—

Dividends Declared per Share of Common Stock	$0.43	$0.43	$—	—

Net Interest Income

Net interest income increased by $5.8 million, during the three months ended March 31, 2023, as compared to the corresponding period in prior year. The increase was primarily attributable to an increase in the weighted-average index rates, including LIBOR and Term SOFR. Interest income further increased due to a $936.8 million increase in weighted average principal of our loan portfolio for the three months ended March 31, 2023, as compared to the prior year period, as a result of continuing capital deployment from loan repayments and financing proceeds.

The increase in interest expense was due primarily to an increase in market rates and a $827.7 million increase in the weighted average principal balance of our financing facilities for the three months ended March 31, 2023, as compared to the prior year period. The proceeds from our financing facilities were used to fund our draws on previously closed loans.

In addition, we recognized $5.9 million of deferred loan fees and origination discounts accreted into interest income during the three months ended March 31, 2023, as compared to $6.1 million during the three months ended March 31, 2022. We recorded
$6.8 million of deferred financing costs amortization into interest expense during the three months ended March 31, 2023, as compared to $4.8 million during the prior year period.

Other Income

Total other income decreased by $1.8 million during the three months ended March 31, 2023, as compared to the prior year period. This decrease was due to (i) a $2.2 million change in unrealized mark-to-market adjustment on our RECOP I's underlying CMBS investments, as compared to the prior year period, and (ii) a nonrecurring $1.3 million of profit sharing income in connection with the repayment of an industrial senior loan during the prior year period. The decrease was partially offset by a $2.2 million increase in money market dividend income, as compared to the prior year period, resulting from higher market rates.

Operating Expenses

Total operating expenses increased by $64.5 million during the three months ended March 31, 2023, as compared to the prior year period. This increase was primarily due to a net increase of $61.7 million in the provision for credit losses and a $1.8 million increase in Manager incentive compensation.
COVID-19 Impact

Since its onset in 2020, the COVID-19 pandemic has created significant disruption in global supply chains, increased rates of unemployment and adversely impacted many industries, including industries related to the collateral underlying certain of our loans. Moreover, the increase in remote working arrangements in response to the pandemic has contributed to and may further contribute to a decline in commercial real estate values and reduce demand for commercial real estate compared to pre-pandemic levels, which may adversely impact certain of our borrowers and may persist even as the pandemic continues to subside.

While the global economy has largely re-opened, the longer-term macro-economic effects of the pandemic continue to impact many industries, including those of certain of our borrowers. In addition, the COVID-19 pandemic has contributed to global supply chain disruptions, labor shortages and has broad inflationary pressures, each of which has a potential negative impact on our borrowers’ ability to execute on their business plans and potentially their ability to perform under the terms of their loan obligations. The Federal Reserve has raised interest rates nine times since January 2022, and has signaled that further increases may be forthcoming throughout the year and into 2024. Higher interest rates imposed by the Federal Reserve to address inflation may adversely impact real estate asset values and increase our interest expense, which expense may not be fully offset by any resulting increase in interest income, and may lead to decreased prepayments from our borrowers and an increase in the number of our borrowers who exercise extension options.

Liquidity and Capital Resources

Overview

We have capitalized our business to date primarily through the issuance and sale of our common stock and preferred stock, borrowings from Non-Mark-to-Market Financing Sources(1), borrowings from three master repurchase agreements, the issuance of convertible notes and secured term loan. Our Non-Mark-to-Market Financing Sources, which accounted for 76% of our total financing as of March 31, 2023, are not subject to credit or capital markets mark-to-market provisions. The remaining 24% of our total financing, which are comprised of three master repurchase agreements, are only subject to credit marks. We have not received any margin calls on our master repurchase agreements to date, nor do we expect any at this time.

Our primary sources of liquidity include $254.1 million of cash on our Condensed Consolidated Balance Sheet, $610.0 million of available capacity on our corporate revolver, $28.1 million of available borrowings under our financing arrangements based on existing collateral and cash flows from operations. In addition, we had $99.6 million of unencumbered senior loans that can be financed, as of March 31, 2023. Our corporate revolver and secured term loan are secured by corporate level guarantees and include net equity interests in the investment portfolio. We may seek additional sources of liquidity from syndicated financing, other borrowings (including borrowings not related to a specific investment) and future offerings of equity and debt securities.

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

As described in Note 9 to our condensed consolidated financial statements, we have off-balance sheet arrangements related to VIEs that we account for using the equity method of accounting and in which we hold an economic interest or have a capital commitment. Our maximum risk of loss associated with our interests in these VIEs is limited to the carrying value of our investment in the entity and any unfunded capital commitments. As of March 31, 2023, we held $35.7 million of interests in such entities, which does not include a remaining commitment of $4.3 million to RECOP I that we are required to fund if called.

The quarter ended March 31, 2023 witnessed significant volatility in the banking sector as a result of disruptions to the banking system and financial market volatility resulting from multiple bank failures. While we maintained no accounts at these failed banks, substantially all of our cash currently on deposit with other major financial institutions exceeds insured limits. We limit exposure relating to our short-term financial instruments by diversifying these financial instruments among various counterparties. Generally, deposits may be redeemed upon demand and are maintained with financial institutions with reputable credit and therefore we believe bear minimal credit risk.

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

We have also entered into an equity distribution agreement with certain sales agents, pursuant to which we may sell, from time to time, up to an aggregate sales price of $100.0 million of our common stock, pursuant to a continuous offering program (the “ATM”), under the Shelf. Sales of our common stock made pursuant to the ATM may be made in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act. During the three months ended March 31, 2023, we did not sell any shares of common stock under the ATM. As of March 31, 2023, $93.2 million remained available for issuance under the ATM.

(1)    Comprised of collateralized loan obligations, term lending agreements, term loan facility, secured term loan, asset specific financing, warehouse facility, corporate revolver and non-consolidated senior interests.

See Notes 5, 6, 7, 8 and 10 to our condensed consolidated financial statements for additional details regarding our secured financing agreements, collateralized loan obligations, secured term loan, convertible notes and stock activity.

Debt-to-Equity Ratio and Total Leverage Ratio

The following table presents our debt-to-equity ratio and total leverage ratio:

	March 31, 2023	December 31, 2022
Debt-to-equity ratio(A)	2.2x	2.0x
Total leverage ratio(B)	4.0x	3.8x

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

Sources of Liquidity

Our primary sources of liquidity include cash and cash equivalents and available borrowings under our secured financing agreements, inclusive of our Revolver. Amounts available under these sources as of the date presented are summarized in the following table (dollars in thousands):

	March 31, 2023	December 31, 2022
Cash and cash equivalents	$254,096	$239,791
Available borrowings under revolving credit agreements	610,000	610,000
Available borrowings under master repurchase agreements	22,418	94,426
Available borrowings under term lending agreements	5,637	7,583
	$892,151	$951,800

We also had $99.6 million and $179.4 million of unencumbered senior loans that can be pledged to financing facilities subject to lender approval, as of March 31, 2023 and December 31, 2022, respectively. In addition to our primary sources of liquidity, we have the ability to access further liquidity through our ATM program and public offerings of debt and equity securities. Our existing loan portfolio also provides us with liquidity as loans are repaid or sold, in whole or in part, and the proceeds from repayment become available for us to invest.

Cash Flows

The following table sets forth changes in cash and cash equivalents for the three months ended March 31, 2023 and 2022 (dollars in thousands):

	Three Months Ended March 31,
	2023	2022
Cash Flows From Operating Activities	$41,635	$33,130
Cash Flows From Investing Activities	(113,080)	(530,474)
Cash Flows From Financing Activities	87,143	398,461
Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	$15,698	$(98,883)

Cash Flows from Operating Activities

Our cash flows from operating activities were primarily driven by our net interest income, which is driven by the income generated by our investments less financing costs. The following table sets forth interest received from, and paid for, our investments for the three months ended March 31, 2023 and 2022 (dollars in thousands):

	Three Months Ended March 31,
	2023	2022
Interest Received:
Commercial real estate loans	$145,188	$63,072
	145,188	63,072
Interest Paid:
Interest expense	95,339	24,715
Net interest collections	$49,849	$38,357

Our net interest collections were partially offset by cash used to pay management and incentive fees, as follows (dollars in thousands):

	Three Months Ended March 31,
	2023	2022
Management Fees to affiliate	$6,578	$5,289
Incentive Fees to affiliate	1,811	—
Net decrease in cash and cash equivalents	$8,389	$5,289

Cash Flows from Investing Activities

Our cash flows from investing activities consisted of cash outflows to fund new loan originations and our commitments under existing loan investments, partially offset by cash inflows from the sale/syndication and principal repayments on our loan investments. During the three months ended March 31, 2023, we funded $201.9 million of CRE loans and received $89.7 million from repayments of CRE loans.

During the three months ended March 31, 2022, we funded $812.8 million of CRE loans and received $282.3 million from the repayments of CRE loans.

Cash Flows from Financing Activities

Our cash flows from financing activities were primarily driven by proceeds from borrowings under our financing agreements of $162.4 million during three months ended March 31, 2023, partially offset by (i) repayments of $39.6 million on borrowings under our financing agreements and (ii) payment of $35.0 million in dividends.

During the three months ended March 31, 2022, our cash flows from financing activities were primarily driven by proceeds from borrowings under our financing agreements of $479.3 million, proceeds from CLO KREF 2022-FL3 issuance of $847.5 million, net proceeds from Series A Preferred Stock issuance of $151.2 million, and net proceeds from common stock issuance of $135.3 million, partially offset by (i) repayments of $1,172.3 million on borrowings under our financing agreements and (ii) payment of $31.7 million in dividends.

Contractual Obligations and Commitments

The following table presents our contractual obligations and commitments (including interest payments) as of March 31, 2023 (dollars in thousands):

	Total	Less than 1 year	1 to 3 years	3 to 5 years	Thereafter
Recourse Obligations:
Master Repurchase Facilities(A)
Wells Fargo(B)	$782,809	$46,015	$736,794	$—	$—
Morgan Stanley(C)	680,722	39,805	640,917	—	—
Goldman Sachs(D)	285,420	17,610	267,810	—	—
Term Lending Agreements(A)
KREF Lending IX	836,747	49,515	707,569	79,663	—
KREF Lending V(E)	497,224	497,224	—	—	—
KREF Lending XII	194,034	10,458	135,582	47,994
BMO Facility	159,594	9,410	150,184	—	—
Warehouse Facility
HSBC	—	—	—	—	—
Convertible Notes	144,851	144,851	—	—	—
Secured Term Loan	471,789	32,598	64,153	39,477	335,561
Future funding obligations(F)	1,342,584	636,995	643,656	61,933	—
RECOP I commitment(G)	4,324	4,324	—	—	—
Revolver(H)	—	—	—	—	—
Total recourse obligations	5,400,098	1,488,805	3,346,665	229,067	335,561
Non-Recourse Obligations:
Collateralized Loan Obligations	2,556,417	122,935	244,862	245,870	1,942,750
Term Loan Facility	709,686	251,857	370,285	87,544	—
Asset Specific Financing
KREF Lending XIII	107,283	6,708	13,415	87,160	—
KREF Lending XIV	—	—	—	—	—
KREF Lending XI	111,029	7,668	103,361	—	—
Total	$8,884,513	$1,877,973	$4,078,588	$649,641	$2,278,311

(A)    The allocation of repurchase facilities and term lending agreements is based on the current maturity date of each individual borrowing under these facilities. The amounts include the related future interest payment obligations, which are estimated by assuming the amounts outstanding under these facilities and the interest rates in effect as of March 31, 2023 will remain constant into the future. This is only an estimate, as actual amounts borrowed and rates may vary over time. Amounts borrowed are subject to a maximum 25.0% recourse limit.
(B)    The current stated maturity is September 2024, with two twelve-month facility term extension options available to us subject to certain covenants and thresholds.
(C)    The current stated maturity is December 2025, with two one-year extension periods subject to approval by Morgan Stanley.
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
(H)    Any amounts borrowed are full recourse to certain subsidiaries of KREF. Includes principal and assumes interest outstanding over a one-year period. Amounts are estimated based on the amount outstanding under the Revolver and the interest rate in effect as of March 31, 2023. This is only an estimate as actual amounts borrowed, the timing of repayments and interest rates may vary over time. The Revolver matures in March 2027.

We are required to pay our Manager a base management fee, an incentive fee and reimbursements for certain expenses pursuant to our management agreement. The table above does not include the amounts payable to our Manager under our management agreement as they are not fixed and determinable. See Note 14 to our condensed consolidated financial statements included in this Form 10-Q for additional terms and details of the fees payable under our management agreement.

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

Subsequent Events

Our subsequent events are detailed in Note 17 to our condensed consolidated financial statements.

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

Allowance for Credit Losses

We originate and purchase CRE debt and related instruments generally to be held as long-term investments at amortized cost. We adopted ASU No. 2016-13, Financial Instruments—Credit Losses, and subsequent amendments (“ASU 2016-13”), which replaced the incurred loss methodology with an expected loss model known as the Current Expected Credit Loss ("CECL") model. CECL amended the previous credit loss model to reflect our current estimate of all expected credit losses, not only based on historical experience and current conditions, but also by including reasonable and supportable forecasts incorporating forward-looking information.. The measurement of expected credit losses under CECL is applicable to financial assets measured at amortized cost, and off-balance sheet credit exposures such as unfunded loan commitments. The allowance for credit losses required under ASU 2016-13 is deducted from the respective loans’ amortized cost basis on our Condensed Consolidated Balance Sheets. The allowance for credit losses attributed to unfunded loan commitments is included in “Other liabilities” on the Condensed Consolidated Balance Sheets.

We have implemented loan loss forecasting models for estimating expected life-time credit losses, at the individual loan level, for our commercial real estate loan portfolio. The CECL forecasting methods used by us include (i) a probability of default and loss given default method using an underlying third-party CMBS/CRE loan database with historical loan losses from 1998 through 2022, and (ii) probability weighted expected cash flow method, depending on the type of loan and the availability of relevant historical market loan loss data. We might use other acceptable alternative approaches in the future depending on, among other factors, the type of loan, underlying collateral, and availability of relevant historical market loan loss data.

We estimate the CECL allowance for its loan portfolio, including unfunded loan commitments, at the individual loan level. Significant inputs to KREF’s forecasting methods include (i) key loan-specific inputs such as loan-to-value ("LTV"), vintage year, loan-term, underlying property type, geographic location, and expected timing and amount of future loan fundings, (ii) performance against the underwritten business plan and KREF's internal loan risk rating and (iii) a macro-economic forecast.

These estimates may change in future periods based on available future macro-economic data and might result in a material change in our future estimates of expected credit losses for its loan portfolio. We consider the individual loan internal risk rating as the primary credit quality indicator underlying the CECL assessment. We perform a review, at least quarterly, of our loan portfolio at the individual loan level to determine the internal risk rating for each of our loans by assessing the risk factors of each loan, including, without limitation, LTV, debt yield, property type, geographic and local market dynamics, physical condition, cash flow volatility, leasing and tenant profile, loan structure and exit plan, and project sponsorship. Considering these factors, we rate our loans based on a five-point scale, "1" though "5", from less risk to greater risk.

For collateral dependent loans that we determine foreclosure of the collateral is probable, we measure the expected losses based on the difference between the fair value of the collateral and the amortized cost basis of the loan as of the measurement date. For collateral dependent loans where we determine foreclosure is not probable, we apply a practical expedient to estimate expected losses using the difference between the collateral’s fair value (less costs to sell the asset if repayment is expected through the sale of the collateral) and the amortized cost basis of the loan. A loan is determined to be collateral dependent if (i)

a borrower or sponsor is experiencing financial difficulty, and (ii) the loan is expected to be substantially repaid through the sale of the underlying collateral; such determination requires the use of significant judgment and can be based on several factors subject to uncertainty. Considerations used in determination of financial difficulty may include, but are not limited to, whether the borrower's operating cash flow is sufficient to cover the current and future debt service requirements, the borrower’s ability to refinance the loan, market liquidity and other circumstances that can affect the borrower’s ability to satisfy its contractual obligations under the loan agreement.
Refer to Note 2 to our condensed consolidated financial statements for the description of our significant accounting policies.

Recently Accounting Pronouncements

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides temporary optional expedients and exceptions to the US GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from LIBOR and other interbank offered rates to alternative reference rates. The guidance is effective upon issuance and generally may be elected over time through December 31, 2024, as extended under ASU No. 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848. We have not adopted any of the optional expedients or exceptions through March 31, 2023, but will continue to evaluate the possible adoption of any such expedients or exceptions during the effective period as circumstances evolve.

In March 2022, the FASB issued ASU No. 2022-02, Financial Instruments — Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures, which eliminates the recognition and measurement guidance for a troubled debt restructuring for creditors that have adopted CECL and requires public business entities to present gross write-offs by year of origination in their vintage disclosures. On January 1, 2023, we adopted ASU 2022-02 on a prospective basis and the adoption had no significant impact on our condensed consolidated financial statements.

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

Interest Rate Risk

The composition of our investments is such that rising interest rates will increase our net income, while declining interest rates will generally decrease our net income. Rate floors relating to our loan portfolio may offset some of the impact from declining rates. There can be no assurance that we will continue to utilize rate floors. There can be no assurance of how our net income may be affected in future quarters, which will depend on, among other things, the interest rate environment and our then-current portfolio.

In recent years, interest rates had remained at relatively low levels on a historical basis. However, the U.S. Federal Reserve has raised interest rates nine times since January 2022, and has also signaled that further increases may be forthcoming throughout the year and into 2024.

As of March 31, 2023, 100.0% of our loan portfolio and related portfolio financing by principal amount earned or paid a floating rate of interest indexed to one-month USD LIBOR and/or Term SOFR. Accordingly, our interest income and expense will generally change directionally with index rates; however, in certain circumstances, rate floors relating to our loan portfolio may partially offset the impact from changing rates. As of March 31, 2023, a 50 basis point and a 100 basis point decrease in the index rates would decrease our expected cash flows by approximately $5.6 million and $11.1 million, or $0.08 and $0.16 per common share, respectively, for the following twelve-month period. Conversely, a 50 basis point and a 100 basis point increase in the index rates would increase our expected cash flows by approximately $5.6 million and $11.1 million, or $0.08 and $0.16 per common share, respectively, for the same period.
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

As of March 31, 2023, 36.2% of our loans by principal amount earned a floating rate of interest indexed to LIBOR and 31.3% of our outstanding floating rate financing arrangements bear interest indexed to LIBOR. All of our LIBOR-based arrangements provide procedures for determining an alternative base rate in the event that LIBOR is discontinued. Regardless, there can be no assurances as to what additional alternative base rates may be and whether such base rate will be more or less favorable than LIBOR and any other unforeseen impacts of the discontinuation of LIBOR. We are monitoring the developments with respect to the phasing out of LIBOR and are working with our lenders and borrowers to minimize the impact of any LIBOR transition on our financial condition and results of operations, but can provide no assurances regarding the impact of the discontinuation of LIBOR.

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

As of March 31, 2023, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2023, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) of the Exchange Act) occurred during the quarter ended March 31, 2023 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The section entitled “Litigation” appearing in Note 13 of our condensed consolidated financial statements included in this Form 10-Q is incorporated herein by reference.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities
Under the Company's current share repurchase program, which was originally announced on May 9, 2018, and subsequently extended and/or increased on June 17, 2019, June 15, 2020 and February 3, 2023, we may repurchase up to an aggregate of $100.0 million of our common stock effective as of February 3, 2023, of which up to $50.0 million may be repurchased under a pre-set trading plan meeting the requirements of Rule 10b5-1 under the Exchange Act, and provide for repurchases of common stock when the market price per share is below book value per share (calculated in accordance with GAAP as of end of the most recent quarterly period for which financial statements are available), and the remaining $50.0 million may be used for repurchases in the open market, pursuant to pre-set trading plans meeting the requirements of Rule 10b5-1 under the Exchange Act, in privately negotiated transactions or otherwise. The timing, manner, price and amount of any common stock repurchases will be determined by us in our discretion and will depend on a variety of factors, including legal requirements, price and economic considerations, and market conditions. The program does not require us to repurchase any specific number of shares of common stock. The program does not have an expiration date and may be suspended, modified or discontinued at any time.

We did not repurchase any shares of our common stock during the three months ended March 31, 2023. As of March 31, 2023, we had $100.0 million of remaining capacity to repurchase shares under the program.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description

10.1	Ninth Amendment to Master Repurchase Agreement, dated March 30, 2023, among Morgan Stanley Bank, N.A., KREF Lending IV LLC, and KKR Real Estate Finance Holdings L.P.

31.1	Certificate of Matthew A. Salem, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Kendra L. Decious, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of Matthew A. Salem, Chief Executive Officer, pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certificate of Kendra L. Decious, Chief Financial Officer, pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File, formatted in Inline XBRL and contained in Exhibit 101.

* Certain information contained in this agreement has been omitted because it is not material and is the type that the registrant treats as private or confidential.
_______________________

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KKR REAL ESTATE FINANCE TRUST INC.

Date:	April 24, 2023	By:	/s/ Matthew A. Salem
Name: Matthew A. Salem
Title: Chief Executive Officer
(Principal Executive Officer)

Date:	April 24, 2023	By:	/s/ Kendra L. Decious
Name: Kendra L. Decious
Title: Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)