Form 10-Q
period 2023-09-30
KKR Real Estate Finance Trust Inc.
filed 2023-10-23
CIK 1631596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023

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

The number of shares of the registrant's common stock, par value $0.01 per share, outstanding as of October 19, 2023 was 69,313,860.

KKR REAL ESTATE FINANCE TRUST INC.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2023

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

•the economic impact of escalating global trade tensions, the conflict between Russia and Ukraine, and the adoption or expansion of economic sanctions or trade restrictions;

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

•the availability of qualified personnel and our relationship with KKR Real Estate Finance Manager LLC ("Manager");

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

PART I — FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

KKR Real Estate Finance Trust Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)
(Amounts in thousands, except share and per share data)

	September 30, 2023	December 31, 2022
Assets
Cash and cash equivalents(A)	$108,038	$239,791
Commercial real estate loans, held-for-investment	7,528,451	7,494,138
Less: Allowance for credit losses	(218,992)	(106,974)
Commercial real estate loans, held-for-investment, net	7,309,459	7,387,164
Real estate owned, net	81,618	80,231
Accrued interest receivable	39,930	39,005
Equity method investments	35,540	36,849
Other assets(B)	50,857	19,281
Total Assets	$7,625,442	$7,802,321

Liabilities and Equity
Liabilities
Secured financing agreements, net	$3,827,399	$3,748,691
Collateralized loan obligations, net	1,941,114	1,935,592
Secured term loan, net	335,680	336,828
Convertible notes, net	—	143,237
Dividends payable	29,716	29,711
Accrued interest payable	19,388	17,859
Other liabilities	10,535	10,245
Due to affiliates	8,313	8,722
Total Liabilities	6,172,145	6,230,885

Commitments and Contingencies (Note 13)	—	—

Equity
Preferred Stock, $0.01 par value, 50,000,000 shares authorized
Series A cumulative redeemable preferred stock, (13,110,000 shares issued and outstanding as of September 30, 2023 and December 31, 2022); liquidation preference of $25.00 per share	131	131
Common stock, $0.01 par value, 300,000,000 authorized (75,091,757 and 75,080,707 shares issued; 69,106,061 and 69,095,011 shares outstanding; as of September 30, 2023 and December 31, 2022, respectively)	691	691
Additional paid-in capital	1,815,493	1,808,983
Accumulated deficit	(265,827)	(141,503)
Repurchased stock (5,985,696 shares repurchased as of September 30, 2023 and December 31, 2022)	(96,764)	(96,764)
Total KKR Real Estate Finance Trust Inc. Stockholders’ Equity	1,453,724	1,571,538
Noncontrolling interests in equity of consolidated joint venture	(427)	(102)
Total Equity	1,453,297	1,571,436
Total Liabilities and Equity	$7,625,442	$7,802,321

(A)    Includes $10.0 million and $151.0 million held in collateralized loan obligation as of September 30, 2023 and December 31, 2022, respectively.
(B)    Includes $30.0 million of loan repayment proceeds held by a servicer and receivable by KREF as of September 30, 2023.

See Notes to Condensed Consolidated Financial Statements.

KKR Real Estate Finance Trust Inc. and Subsidiaries

Condensed Consolidated Statements of Income (Unaudited)
(Amounts in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net Interest Income
Interest income	$163,229	$114,627	$475,388	$278,460
Interest expense	118,617	67,311	340,270	144,503
Total net interest income	44,612	47,316	135,118	133,957

Other Income
Revenue from real estate owned operations	1,795	2,092	6,025	6,554
Income (loss) from equity method investments	839	914	1,043	3,835
Other income	2,809	840	9,957	3,992
Total other income	5,443	3,846	17,025	14,381

Operating Expenses
General and administrative	4,788	4,286	14,188	13,040
Provision for (reversal of) credit losses, net	8,814	80,604	125,616	91,184
Management fee to affiliate	6,566	6,589	19,648	19,102
Incentive compensation to affiliate	69	—	2,491	—
Expenses from real estate owned operations	2,819	2,598	8,233	7,520
Total operating expenses	23,056	94,077	170,176	130,846

Income (Loss) Before Income Taxes, Noncontrolling Interests, Preferred Dividends and Participating Securities' Share in Earnings	26,999	(42,915)	(18,033)	17,492
Income tax expense	165	—	511	—
Net Income (Loss)	26,834	(42,915)	(18,544)	17,492
Net income (loss) attributable to noncontrolling interests	(307)	(161)	(580)	(283)
Net Income (Loss) Attributable to KKR Real Estate Finance Trust Inc. and Subsidiaries	27,141	(42,754)	(17,964)	17,775
Preferred stock dividends	5,326	5,326	15,978	15,978
Participating securities' share in earnings	414	341	1,239	1,028
Net Income (Loss) Attributable to Common Stockholders	$21,401	$(48,421)	$(35,181)	$769

Net Income (Loss) Per Share of Common Stock
Basic	$0.31	$(0.70)	$(0.51)	$0.01
Diluted	$0.31	$(0.70)	$(0.51)	$0.01
Weighted Average Number of Shares of Common Stock Outstanding
Basic	69,122,636	69,382,730	69,111,201	67,029,140
Diluted	69,122,636	69,382,730	69,111,201	67,029,140

Dividends Declared per Share of Common Stock	$0.43	$0.43	$1.29	$1.29

See Notes to Condensed Consolidated Financial Statements.

KKR Real Estate Finance Trust Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Equity (Unaudited)
(Amounts in thousands, except share data)

	Series A Preferred Stock		Common Stock
	Shares	Par Value	Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Repurchased Stock	Total KKR Real Estate Finance Trust Inc. Stockholders' Equity	Noncontrolling Interests in Equity of Consolidated Joint Venture	Total Equity
Balance at December 31, 2022	13,110,000	$131	69,095,011	$691	$1,808,983	$(141,503)	$(96,764)	$1,571,538	$(102)	$1,571,436
Contribution by noncontrolling interest	—	—	—	—	—	—	—	—	255	255
Series A preferred dividends declared, $0.41 per share	—	—	—	—	—	(5,326)	—	(5,326)	—	(5,326)
Common dividends declared, $0.43 per share	—	—	—	—	—	(29,711)	—	(29,711)	—	(29,711)
Participating security dividends declared, $0.43 per share	—	—	—	—	—	(407)	—	(407)	—	(407)
Stock-based compensation , net	—	—	—	—	2,152	—	—	2,152	—	2,152
Net income (loss)	—	—	—	—	—	(25,077)	—	(25,077)	(177)	(25,254)
Balance at March 31, 2023	13,110,000	$131	69,095,011	$691	$1,811,135	$(202,024)	$(96,764)	$1,513,169	$(24)	$1,513,145
Series A preferred dividends declared, $0.41 per share	—	—	—	—	—	(5,326)	—	(5,326)	—	(5,326)
Common dividends declared, $0.43 per share	—	—	—	—	—	(29,716)	—	(29,716)	—	(29,716)
Participating security dividends declared, $0.43 per share	—	—	—	—	—	(418)	—	(418)	—	(418)
Stock-based compensation , net	—	—	11,050	*	2,174	—	—	2,174	—	2,174
Net income (loss)	—	—	—	—	—	(20,028)	—	(20,028)	(96)	(20,124)
Balance at June 30, 2023	13,110,000	$131	69,106,061	$691	$1,813,309	$(257,512)	$(96,764)	$1,459,855	$(120)	$1,459,735
Series A preferred dividends declared, $0.41 per share	—	—	—	—	—	(5,326)	—	(5,326)	—	(5,326)
Common dividends declared, $0.43 per share	—	—	—	—	—	(29,716)	—	(29,716)	—	(29,716)
Participating security dividends declared, $0.43 per share	—	—	—	—	—	(414)	—	(414)	—	(414)
Stock-based compensation, net	—	—	—	—	2,184	—	—	2,184	—	2,184
Net income (loss)	—	—	—	—	—	27,141	—	27,141	(307)	26,834
Balance at September 30, 2023	13,110,000	$131	69,106,061	$691	$1,815,493	$(265,827)	$(96,764)	$1,453,724	$(427)	$1,453,297
* Rounds to zero.

	Series A Preferred Stock		Common Stock
	Shares	Par Value	Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Repurchased Stock	Total KKR Real Estate Finance Trust Inc. Stockholders' Equity	Noncontrolling Interests in Equity of Consolidated Joint Venture	Total Equity
Balance at December 31, 2021	6,900,000	$69	61,370,732	$613	$1,459,959	$(38,208)	$(60,999)	$1,361,434	$147	$1,361,581
Issuance of common stock	—	—	6,562,972	66	135,205	—	—	135,271	—	135,271
Issuance of preferred stock	6,210,000	62	—	—	151,105	—	—	151,167	—	151,167
Offering costs	—	—	—	—	(1,055)	—	—	(1,055)	—	(1,055)
Contribution by noncontrolling interest	—	—	—	—	—	—	—	—	94	94
Series A preferred dividends declared, $0.41 per share	—	—	—	—	—	(5,326)	—	(5,326)	—	(5,326)
Common dividends declared, $0.43 per share	—	—	—	—	—	(29,211)	—	(29,211)	—	(29,211)
Participating security dividends declared, $0.43 per share	—	—	—	—	—	(339)	—	(339)	—	(339)
Stock-based compensation , net	—	—	—	—	2,126	—	—	2,126	—	2,126
Net income (loss)	—	—	—	—	—	35,468	—	35,468	(56)	35,412
Balance at March 31, 2022	13,110,000	$131	67,933,704	$679	$1,747,340	$(37,616)	$(60,999)	$1,649,535	$185	$1,649,720
Issuance of common stock	—	—	2,750,000	28	53,625	—	—	53,653	—	53,653
Offering costs	—	—	—	—	(280)	—	—	(280)	—	(280)
Repurchase of common stock	—	—	(1,044,692)	(10)	—	—	(18,071)	(18,081)	—	(18,081)
Series A preferred dividends declared, $0.41 per share	—	—	—	—	—	(5,326)	—	(5,326)	—	(5,326)
Common dividends declared, $0.43 per share	—	—	—	—	—	(29,951)	—	(29,951)	—	(29,951)
Participating security dividends declared, $0.43 per share	—	—	—	—	—	(326)	—	(326)	—	(326)
Stock-based compensation , net	—	—	15,520	*	2,040	—	—	2,040	—	2,040
Net income (loss)	—	—	—	—	—	25,061	—	25,061	(66)	24,995
Balance at June 30, 2022	13,110,000	$131	69,654,532	$697	$1,802,725	$(48,158)	$(79,070)	$1,676,325	$119	$1,676,444
Issuance of common stock	—	—	271,641	3	5,298	—	—	5,301	—	5,301
Offering costs	—	—	—	—	(49)	—	—	(49)	—	(49)
Repurchase of common stock	—	—	(587,890)	(6)	—	—	(10,253)	(10,259)	—	(10,259)
Series A preferred dividends declared, $0.41 per share	—	—	—	—	—	(5,326)	—	(5,326)	—	(5,326)
Common dividends declared, $0.43 per share	—	—	—	—	—	(29,815)	—	(29,815)	—	(29,815)
Participating security dividends declared, $0.43 per share	—	—	—	—	—	(341)	—	(341)	—	(341)
Stock-based compensation , net	—	—	—	—	2,175	—	—	2,175	—	2,175
Net income (loss)	—	—	—	—	—	(42,754)	—	(42,754)	(162)	(42,916)
Balance at September 30, 2022	13,110,000	$131	69,338,283	$694	$1,810,149	$(126,394)	$(89,323)	$1,595,257	$(43)	$1,595,214
* Rounds to zero.
See Notes to Condensed Consolidated Financial Statements.

KKR Real Estate Finance Trust Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)
(Amounts in thousands)

	Nine Months Ended September 30,
	2023	2022
Cash Flows From Operating Activities
Net income (loss)	$(18,544)	$17,492
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of deferred debt issuance costs and discounts	20,448	17,070
Accretion of deferred loan fees and discounts	(17,714)	(18,942)
Payment-in-kind interest	—	(1,413)
(Income) loss from equity method investments	1,309	(1,319)
Provision for (reversal of) credit losses, net	125,616	91,184
Stock-based compensation expense	6,510	6,341
Changes in operating assets and liabilities:
Accrued interest receivable, net	(925)	(15,333)
Other assets	313	1,642
Accrued interest payable	1,530	8,195
Other liabilities	443	(1,596)
Due to affiliates	(112)	632
Net cash provided by (used in) operating activities	118,874	103,953

Cash Flows From Investing Activities
Proceeds from principal repayments of commercial real estate loans	477,890	1,035,110
Originations and fundings of commercial real estate loans	(539,489)	(2,004,587)
Capital expenditures on real estate owned	(1,387)	(1,119)
Net cash provided by (used in) investing activities	(62,986)	(970,596)

Cash Flows From Financing Activities
Proceeds from borrowings under secured financing agreements	656,554	1,901,607
Proceeds from issuance of collateralized loan obligations	—	847,500
Proceeds from noncontrolling interest contributions	255	—
Net proceeds from issuance of common stock	—	194,225
Net proceeds from issuance of preferred stock	—	151,167
Payments of common stock dividends	(89,138)	(85,551)
Payments of preferred stock dividends	(15,978)	(16,214)
Principal repayments on borrowings under secured financing agreements	(588,475)	(2,153,944)
Principal repayments on borrowings under convertible notes	(143,750)	—
Payments of debt and collateralized debt obligation issuance costs	(4,349)	(26,004)
Payments of stock issuance costs	—	(936)
Payments to repurchase common stock	—	(28,340)
Net cash provided by (used in) financing activities	(184,881)	783,510

Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	(128,993)	(83,133)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	250,621	273,770
Cash, Cash Equivalents and Restricted Cash at End of Period	$121,628	$190,637

	Nine Months Ended September 30,
	2023	2022
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$108,038	$183,341
Restricted cash	13,590	7,296
Total cash, cash equivalents and restricted cash shown in the Condensed Consolidated Statements of Cash Flows	$121,628	$190,637

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$318,292	$119,240
Cash paid during the period for income taxes	296	—
Supplemental Schedule of Non-Cash Investing and Financing Activities
Loan principal payments held by a servicer	30,000	—
Modifications accounted for as repayments and new loans, net of write-offs	199,439	—
Dividend declared, not yet paid	29,716	29,815

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

As of September 30, 2023, KKR beneficially owned 10,000,001 shares, or 14.5% of KREF's outstanding common stock.

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

Risks and Uncertainties — The coronavirus pandemic ("COVID-19") has adversely impacted global commercial activity and has contributed to significant volatility in financial markets. Since its onset in 2020, the COVID-19 pandemic has created disruption in global supply chains, increased rates of unemployment and adversely impacted many industries, including industries related to the collateral underlying certain of our loans. In response to the pandemic, several countries took drastic measures to limit the spread of the virus by instituting quarantines or lockdowns, imposing travel restrictions and limiting operations of non-essential offices and retail centers.

While the global economy has re-opened, the longer-term macro-economic effects of the pandemic continue to impact many industries, including those of certain of KREF’s borrowers. In particular, the increase in remote working arrangements in response to the pandemic has contributed to a decline in commercial real estate values and reduced demand for commercial real estate compared to pre-pandemic levels, which have adversely impacted and may continue to adversely impact certain of KREF's borrowers and has persisted even as the pandemic continues to subside. In addition, the COVID-19 pandemic has contributed to global supply chain disruptions, labor shortages and has broad inflationary pressures, each of which has a potential negative impact on KREF's borrowers’ ability to execute on their business plans and potentially their ability to perform under the terms of their loan obligations. The Federal Reserve has raised interest rates eleven times since January 2022, and has signaled that further interest rate increases may be forthcoming. Higher interest rates imposed by the Federal Reserve to address inflation may adversely impact real estate asset values and increase our interest expense, which expense may not be fully offset by any resulting increase in interest income, and may lead to decreased prepayments from KREF's borrowers and an increase in the number of KREF's borrowers who exercise extension options.

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

Collateralized Loan Obligations — KREF consolidates collateralized loan obligations (“CLOs”) when it determines that the CLO issuers are VIEs and that KREF is the primary beneficiary of such VIEs.

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

Valuation Process — The Manager reviews the valuation of Level 3 financial instruments as part of KKR's quarterly process. As of September 30, 2023, KKR’s valuation process for Level 3 measurements, as described below, subjected valuations to the review and oversight of various committees. KKR has a global valuation committee assisted by the asset class-specific valuation committees, including a real estate valuation committee that reviews and approves all preliminary Level 3 valuations for real estate assets, including the financial instruments held by KREF. The global valuation committee is responsible for coordinating and implementing KKR’s valuation process to ensure consistency in the application of valuation principles across portfolio investments and between periods. All Level 3 valuations are also subject to approval by the global valuation committee.

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

KREF must maintain sufficient cash and cash equivalents to satisfy liquidity covenants related to its secured financing agreements. However, such amounts are not restricted from use in KREF's current operations, and KREF does not present these cash and cash equivalents as restricted. As of September 30, 2023 and December 31, 2022, KREF was required to maintain unrestricted cash and cash equivalents of at least $59.3 million and $54.4 million, respectively, to satisfy its liquidity covenants (Note 5).

As of September 30, 2023 and December 31, 2022, KREF had $13.6 million and $10.8 million of restricted cash held in lender-controlled bank accounts, respectively. Such amounts are presented within "Other Assets" in the Condensed Consolidated Balance Sheets.

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

KREF estimates the CECL allowance for its loan portfolio, including unfunded loan commitments, at the individual loan level. Significant inputs to KREF’s forecasting methods include (i) key loan-specific inputs such as vintage year, loan term, underlying property type, geographic location, most recent appraisal, and expected timing and amount of future loan fundings,

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)
(ii) performance against the underwritten business plan and KREF's internal loan risk rating and (iii) a macro-economic forecast. These estimates may change in future periods based on available future macro-economic data and might result in a material change in KREF’s future estimates of expected credit losses for its loan portfolio. KREF considers the individual loan internal risk rating as the key credit quality indicator in assessing the CECL allowance. KREF may also consider relevant loan-specific qualitative factors for certain loans.

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

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)
Convertible Notes, Net — KREF accounted for its convertible debt with a cash conversion feature in accordance with ASC 470-20, which requires the liability and equity components of convertible debt instruments that may be settled in cash upon conversion, including partial cash settlement, to be separately accounted for in a manner that reflects the issuer’s nonconvertible debt borrowing rate. The initial proceeds from the sale of convertible notes were allocated between a liability component and an equity component in a manner that reflects interest expense at the rate of similar nonconvertible debt that could have been issued at such time. The equity component represents the excess initial proceeds received over the fair value of the liability component of the notes as of the date of issuance. KREF measured the estimated fair value of the debt component of the 6.125% convertible senior notes due May 15, 2023 (“Convertible Notes”) as of the issuance date based on KREF’s nonconvertible debt borrowing rate. The equity component of the Convertible Notes was reflected within "Additional paid-in capital" on the Condensed Consolidated Balance Sheets, and the resulting debt discount was amortized over the period during which such Convertible Notes were expected to be outstanding (through the maturity date) as additional non-cash interest expense using the interest method, or on a straight line basis when it approximates the interest method. The additional non-cash interest expense attributable to such convertible notes increased in subsequent periods through the maturity date as the notes accrete to their par value over the same period (Note 8). The entire $143.75 million principal balance of the Convertible Notes matured and was repaid in cash on May 15, 2023. As of September 30, 2023, there were no convertible notes outstanding.

Other Assets and Other Liabilities — As of September 30, 2023, other assets included $30.0 million of loan repayment proceeds held by a servicer and receivable by KREF, $13.6 million of restricted cash and $4.0 million of deferred financing costs related to KREF's Revolver (Note 5). As of December 31, 2022, other assets included $10.8 million of restricted cash, $4.9 million of deferred financing costs related to KREF's Revolver and $1.1 million of prepaid expenses.

As of September 30, 2023, other liabilities included $2.7 million of allowance for credit losses related to KREF's unfunded loan commitments, $5.8 million of REO liabilities and $1.9 million of accrued expenses. As of December 31, 2022, other liabilities included $4.1 million of allowance for credit losses related to KREF's unfunded loan commitments, $3.7 million of REO liabilities and $2.1 million of accrued expenses.

Dividends Payable — KREF records dividends payable on its common stock and preferred stock upon declaration of such dividends. In September 2023, KREF's board of directors declared a dividend of $0.43 per share of common stock to stockholders of record as of September 29, 2023, which was accrued in “Dividends payable” on KREF’s Condensed Consolidated Balance Sheets as of September 30, 2023 and was subsequently paid on October 13, 2023. In July 2023, KREF's board of directors declared a dividend of $0.41 per each issued and outstanding share of the Company’s 6.50% Series A Cumulative Redeemable Preferred Stock, which represents an annual dividend of $1.625 per share. The dividend was paid on September 15, 2023 to KREF’s preferred stockholders of record as of August 31, 2023.

Repurchased Stock — KREF accounts for repurchases of its common stock based on the settlement date and presents repurchased stock in “Repurchased stock” on its Condensed Consolidated Balance Sheets (Note 10). Payments for stock repurchases that are not yet settled as of the reporting date are presented within “Other assets” on the Condensed Consolidated Balance Sheets. As of September 30, 2023, KREF had not retired any repurchased stock.

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

In conjunction with reviewing commercial real estate loans held-for-investment for impairment, the Manager evaluates KREF's commercial real estate loans at least once per quarter, assesses the risk factors of each loan, and assigns a risk rating based on a variety of factors, including, without limitation, underlying real estate performance and asset value, values of comparable properties, durability and quality of property cash flows, sponsor experience and financial wherewithal, and the existence of a risk-mitigating loan structure. Additional key considerations include loan-to-value ("LTV") ratios, debt service coverage ratios, loan structure, real estate and credit market dynamics, and risk of default or principal loss. Based on a five-point scale, KREF's loans are rated "1" through "5," from less risk to greater risk, which ratings are defined as follows: 1 (Very Low Risk); 2 (Low Risk); 3 (Medium Risk); 4 (High Risk/Potential for Loss); and 5 (Impaired/Loss Likely).

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

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)
Tenant Receivables — KREF periodically reviews its REO tenant receivables for collectability, taking into consideration changes in factors such as the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area where the property is located. Tenant receivables, including receivables arising from the straight-lining of rents, are written-off directly when management deems that the collectability of substantially all future lease payments from a specified lease is not probable, at which point, KREF will begin recognizing revenue on a cash basis, based on actual amounts received. Any receivables that are deemed to be uncollectible are recognized as a reduction to “Revenue from real estate owned operations” in the Condensed Consolidated Statements of Income.

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

General and Administrative Expenses — KREF expenses general and administrative costs, including legal and audit fees, insurance premiums, and other costs as incurred.

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

As of September 30, 2023 and December 31, 2022, KREF did not have any material deferred tax assets or liabilities arising from future tax consequences attributable to differences between the carrying amounts of existing assets and liabilities in accordance with GAAP and their respective tax bases.

KREF recognizes tax benefits for uncertain tax positions only if it is more likely than not that the position is sustainable based on its technical merits. Interest and penalties on uncertain tax positions are included as a component of the provision for income taxes in KREF's Condensed Consolidated Statements of Income. As of September 30, 2023, KREF did not have any material uncertain tax positions.

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

On January 1, 2022, KREF adopted ASU No. 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)
and Contracts in an Entity’s Own Equity, which requires KREF to include convertible instruments in the diluted EPS calculation, regardless of a company's intent and ability to settle such debt in cash. As of September 30, 2023, KREF had no outstanding convertible instruments and, as a result, no potentially issuable shares related to convertible instruments have been included in the dilutive EPS calculations for the three and nine months ended September 30, 2023. For the three and nine months ended September 30, 2022, 6,316,174 potentially issuable shares related to the Convertible Notes were excluded from the calculation of dilutive EPS as the effect was anti-dilutive.

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

Recent Accounting Pronouncements

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides temporary optional expedients and exceptions to the US GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from LIBOR and other interbank offered rates to alternative reference rates. The guidance is effective upon issuance and generally may be elected over time through December 31, 2024, as extended under ASU No. 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848. KREF has not adopted any of the optional expedients or exceptions through September 30, 2023, but will continue to evaluate the possible adoption of any such expedients or exceptions during the effective period as circumstances evolve.

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

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)
Note 3. Commercial Real Estate Loans

The following table summarizes KREF's investments in commercial real estate loans as of September 30, 2023 and December 31, 2022:

					Weighted Average(C)
Loan Type	Outstanding Principal	Amortized Cost(A)	Carrying Value(B)	Loan Count	Floating Rate Loan %	Coupon(D)	Life (Years)(E)
September 30, 2023
Loans held-for-investment(F)
Senior loans(G)	$7,520,591	$7,483,946	$7,266,050	69	99.0%	8.6%	2.9
Mezzanine loans	44,470	44,505	43,409	2	100.0	14.1	2.3
Total/Weighted Average	$7,565,061	$7,528,451	$7,309,459	71	99.0%	8.7%	2.8
December 31, 2022
Loans held-for-investment(F)
Senior loans(G)	$7,463,459	$7,395,463	$7,288,635	73	100.0%	7.7%	3.3
Mezzanine and other loans(H)	98,933	98,675	98,529	3	100.0	15.0	3.0
Total/Weighted Average	$7,562,392	$7,494,138	$7,387,164	76	100.0%	7.8%	3.3

(A)    Amortized cost represents the outstanding principal of loan, net of applicable unamortized discounts, loan origination fees, cost recovery interest and write-off on uncollectible loan balances.
(B)    Carrying value represents the amortized cost of loan, net of applicable allowance for credit losses.
(C)    Average weighted by outstanding loan principal.
(D)    Weighted average coupon assumes the greater of applicable index rate, including one-month Term SOFR and LIBOR, or the applicable contractual rate floor. Excludes loans accounted for under the cost recovery method.
(E)    The weighted average life assumes all extension options are exercised by the borrowers.
(F)    Excludes three fully written off risk-rated 5 loans with a combined outstanding principal balance of $45.5 million as of September 30, 2023. Excludes one fully written off risk-rated 5 mezzanine loan with an outstanding principal balance of $5.5 million as of December 31, 2022.
(G)    Senior loans may include accommodation mezzanine loans in connection with the senior mortgage financing.
(H)    Includes one real estate corporate loan to a multifamily operator with a principal and a carrying value of $40.4 million and $40.1 million, respectively, as of December 31, 2022. This loan was fully repaid during the first quarter of 2023.

Activity — For the nine months ended September 30, 2023, the loan portfolio activity was as follows:

	Amortized Cost	Allowance for Credit Losses	Carrying Value
Balance at December 31, 2022	$7,494,138	$(106,974)	$7,387,164
Originations and future fundings, net(A)(B)	738,928	—	738,928
Proceeds from loan repayments and cost recovery interest(B)(C)	(707,329)	—	(707,329)
Accretion of loan discount and other amortization, net	17,714	—	17,714
(Provision for) Reversal of credit losses	—	(127,018)	(127,018)
Write-off charged(D)	(15,000)	15,000	—
Balance at September 30, 2023	$7,528,451	$(218,992)	$7,309,459

(A)    Net of applicable premiums, discounts and deferred loan origination costs. Includes fundings on previously originated loans.
(B)    Includes $199.4 million of amortized cost for loan modifications accounted for as new loans for GAAP purposes.
(C)    Includes $9.8 million of cost recovery interest collections applied as a reduction to loan amortized cost.
(D)    Includes a $15.0 million write-off of a subordinated loan during the period ended September 30, 2023.

As of September 30, 2023 and December 31, 2022, there was $26.8 million and $43.3 million, respectively, of unamortized origination discounts and deferred fees included in "Commercial real estate loans, held-for-investment, net" on the Condensed Consolidated Balance Sheets. KREF recognized prepayment fee income of zero and $1.1 million, during the three and nine months ended September 30, 2023, respectively. KREF recognized net accelerated fee income of zero and $1.2 million, respectively, relating to loan repayments, during the three and nine months ended September 30, 2023. During the three and nine months ended September 30, 2022, KREF recognized prepayment fee income of $1.5 million and $6.8 million, respectively, and recognized net accelerated fee income of $0.7 million and $1.6 million, respectively.

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

In January 2023, KREF completed the modification of a risk-rated 5 senior office loan located in Philadelphia, PA, with an outstanding principal balance of $161.0 million. The terms of the modification included, among others, a $25.0 million principal repayment and a restructure of the $136.0 million senior loan (after the $25.0 million repayment) into (i) a $116.5 million committed senior mortgage loan (with $5.5 million in unfunded commitment) and (ii) a $25.0 million junior mezzanine note. The restructured senior loan earns a coupon rate of S+3.25% and has a new term of up to four years, assuming all extension options are exercised. The $25.0 million junior mezzanine note is subordinate to a new $41.5 million committed senior mezzanine note held by the sponsor (with $16.5 million in unfunded commitment). As of December 31, 2022, $25.0 million of the loan was deemed uncollectible and written off, which was applied to the junior mezzanine note upon completion of the modification. This loan modification was accounted for as a new loan for GAAP purposes. The restructured senior loan with an outstanding principal balance of $112.6 million was risk-rated 3 as of September 30, 2023.

In June 2023, KREF completed the modification of a risk-rated 4 senior multifamily loan located in West Hollywood, CA, with an outstanding principal balance of $102.0 million as of March 31, 2023. The terms of the modification included, among others, an additional borrower deposit in escrow in exchange for an upsize in the loan commitment structured as (i) an accompanying senior mezzanine note with a commitment of $4.2 million, at a fixed interest rate of 10.0%, and (ii) an accompanying junior mezzanine note with a commitment of $0.8 million, at a fixed interest rate of 10.0% with certain profit share provisions, as defined in the loan agreement. As of September 30, 2023, the senior mezzanine note had an outstanding principal balance of $0.8 million, while the junior mezzanine note was fully funded. The restructured whole loan with an outstanding principal balance of $103.5 million was risk-rated 4 as of September 30, 2023.

In June 2023, KREF completed the modification of a risk-rated 5 senior office loan located in Minneapolis, MN, with an outstanding principal balance of $194.4 million as of March 31, 2023. The terms of the modification included, among others, a restructure of the $194.4 million senior loan into (i) a $120.0 million senior mortgage loan (fully funded) and (ii) a $79.4 million mezzanine note (with $5.0 million in unfunded commitment). The restructured senior loan earns a coupon rate of S+2.25% and the mezzanine note earns a fixed 4.5% PIK interest rate. Post modification, the whole loan’s maximum maturity is July 2025, assuming all extension options are exercised. The restructured whole loan with an outstanding principal balance of $194.4 million was risk-rated 5 as of September 30, 2023.

In September 2023, KREF completed the modification of a risk-rated 4 senior office loan located in Chicago, IL, with an outstanding principal balance of $118.4 million. The terms of the modification included, among others, a $15.0 million principal repayment, a $15.0 million reduction in unfunded loan commitment, and a restructure of the $103.4 million senior loan (after the $15.0 million repayment) into (i) a $105.0 million committed senior mortgage loan (with $16.6 million in unfunded commitment) and (ii) a $15.0 million subordinated note. The restructured senior loan earns a coupon rate of S+2.25% and has a new term of five years. The $15.0 million subordinated note is subordinate to a new $18.5 million sponsor interest and was deemed uncollectible and written off. This loan modification was accounted for as a new loan for GAAP purposes. The restructured senior loan with an outstanding principal balance of $88.4 million was risk-rated 3 as of September 30, 2023.

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

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)
The following tables summarize the carrying value of the loan portfolio based on KREF's internal risk ratings:

September 30, 2023					December 31, 2022
Risk Rating	Number of Loans(A)	Carrying Value	Total Loan Exposure(B)	Total Loan Exposure %*	Number of Loans(A)	Carrying Value	Total Loan Exposure(B)	Total Loan Exposure %*
1	—	$—	$—	—%	—	$—	$—	—%
2	2	17,788	55,312	1	—	—	—	—
3	62	6,485,837	6,510,433	84	70	6,560,166	6,864,941	88
4	4	484,653	635,773	8	3	443,957	446,322	6
5	3	540,173	551,098	7	3	490,015	489,214	6
Total loan receivable	71	$7,528,451	$7,752,616	100%	76	$7,494,138	$7,800,477	100%
Allowance for credit losses		(218,992)				(106,974)
Loan receivable, net		$7,309,459				$7,387,164
*Numbers presented may not foot due to rounding.

(A)    Excludes three fully written off risk-rated 5 loans with a combined outstanding principal balance of $45.5 million as of September 30, 2023. Excludes one fully written off risk-rated 5 loan with an outstanding principal balance of $5.5 million as of December 31, 2022.
(B)    In certain instances, KREF finances its loans through the non-recourse sale of a senior interest that is not included in the condensed consolidated financial statements. Total loan exposure includes the entire loan KREF originated and financed, including $187.6 million and $263.1 million of such non-consolidated interests as of September 30, 2023 and December 31, 2022, respectively.

As of September 30, 2023, the average risk rating of KREF's portfolio was 3.2, weighted by total loan exposure, consistent with that as of June 30, 2023 and December 31, 2022.

Loan Vintage — The following tables present the amortized cost of the loan portfolio by KREF's internal risk rating and year of origination. The risk ratings are updated as of September 30, 2023 and December 31, 2022 in the corresponding table.

September 30, 2023
			Amortized Cost by Year of Origination(A)
Risk Rating	Number of Loans(B)	Outstanding Principal(B)	2023	2022	2021	2020	2019	Prior	Total
Commercial Real Estate Loans
1	—	$—	$—	$—	$—	$—	$—	$—	$—
2	2	17,757	—	—	—	17,788	—	—	17,788
3	62	6,510,433	201,913	2,045,304	3,391,890	217,245	344,008	285,477	6,485,837
4	4	485,773	—	103,177	212,370	—	169,105	—	484,653
5	3	551,098	—	—	198,916	—	151,128	190,129	540,173
	71	$7,565,061	$201,913	$2,148,481	$3,803,176	$235,033	$664,241	$475,606	$7,528,451
Current period gross write-off			$—	$—	$—	$—	$15,000	$—	$15,000
(A)    Represents the date a loan was originated or acquired. Origination dates are subsequently updated to reflect material loan modifications.
(B)    Excludes three fully written off risk-rated 5 loans with a combined outstanding principal balance of $45.5 million.

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
(A)     Excludes one fully written off risk-rated 5 loan with an outstanding principal balance of $5.5 million.

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)
Allowance for Credit Losses — The following tables present the changes to the allowance for credit losses for the nine months ended September 30, 2023 and 2022, respectively:

	Commercial Real Estate Loans	Unfunded Loan Commitments	Total
Balance at December 31, 2022	$106,974	$4,138	$111,112
Provision for (reversal of) credit losses, net	127,018	(1,402)	125,616
Write-off charged	(15,000)	—	(15,000)
Balance at September 30, 2023	$218,992	$2,736	$221,728

	Commercial Real Estate Loans	Unfunded Loan Commitments	Total
Balance at December 31, 2021	$22,244	$1,495	$23,739
Provision for (reversal of) credit losses, net	88,554	2,630	91,184
Balance at September 30, 2022	$110,798	$4,125	$114,923

As of September 30, 2023, the allowance for credit losses was $221.7 million. The CECL provision of $125.6 million was primarily due to additional reserves on risk-rated 5 senior office loans, as well as macroeconomic conditions.

KREF had a risk-rated 5 senior office loan located in Mountain View, CA, originated in July 2021, with an outstanding principal balance of $200.9 million and an unfunded commitment of $49.1 million as of September 30, 2023. The loan had an amortized cost of $198.9 million as of September 30, 2023. The property is located in a challenged leasing market. In June 2023, this loan was placed on nonaccrual status and subsequent interest collections are accounted for under the cost recovery method. This loan's maximum maturity is August 2026, assuming all extension options are exercised. During the three and nine months ended September 30, 2023, KREF recognized zero and $7.3 million, respectively, of interest income on this loan. During the three and nine months ended September 30, 2023, an additional $0.8 million of contractual interest payments was received and applied as a reduction to the loan amortized cost under the cost recovery method of accounting.

KREF had a risk-rated 5 senior office loan located in Minneapolis, MN, originated in November 2017, with an outstanding principal balance of $194.4 million and an unfunded commitment of $5.0 million as of September 30, 2023. The loan had an amortized cost of $190.1 million as of September 30, 2023. The property is located in a challenged leasing market. In June 2023, KREF restructured the $194.4 million senior loan into (i) a $120.0 million senior mortgage loan (fully funded) and (ii) a $79.4 million mezzanine note (with $5.0 million in unfunded commitment). The restructured senior loan earns a coupon rate of S+2.25% and the mezzanine note earns a fixed 4.5% PIK interest rate. Post modification, the whole loan’s maximum maturity is July 2025, assuming all extension options are exercised. During the three and nine months ended September 30, 2023, KREF recognized $2.9 million and $5.6 million, respectively, of interest income on this loan. During the three and nine months ended September 30, 2023, an additional zero and $4.3 million of contractual interest payments was received and applied as a reduction to the loan amortized cost under the cost recovery method of accounting. Beginning in June 2023, the senior loan was solely on nonaccrual status.

KREF had a risk-rated 5 senior office loan located in Philadelphia, PA, originated in April 2019, with an outstanding principal balance of $155.8 million and an unfunded commitment of $20.9 million as of September 30, 2023. The loan had an amortized cost of $151.1 million as of September 30, 2023. The property is located in a challenged leasing market. This loan's maturity is November 2023. In December 2022, this loan was placed on nonaccrual status and subsequent interest collections are accounted for under the cost recovery method. During the three and nine months ended September 30, 2023, zero and $4.7 million of contractual interest payments were received and applied as a reduction to the loan amortized cost.

The 5-rated loans were determined to be collateral dependent as of September 30, 2023. KREF estimated expected losses based on each loan’s collateral fair value, which was determined by applying a capitalization rate between 6.6% and 8.7% and a discount rate between 9.0% and 10.1%, respectively.

The CECL provision of $91.2 million during the nine months ended September 30, 2022 was impacted by increased uncertainty in the macro-economic outlook, as well as volatility and reduced liquidity in the office sector.

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)
Concentration of Credit Risk — The following tables present the geographies and property types of collateral underlying KREF's commercial real estate loans as a percentage of the loans' principal amounts:

	September 30, 2023	December 31, 2022(A)		September 30, 2023	December 31, 2022
Geography			Collateral Property Type
California	16.9%	16.9%	Multifamily	42.3%	46.8%
Texas	14.9	16.1	Office	23.5	23.0
Florida	9.8	11.1	Industrial	14.3	12.7
Massachusetts	9.7	8.3	Life Science	9.3	7.7
Virginia	7.5	8.4	Hospitality	4.9	4.8
Washington D.C.	6.2	5.9	Condo (Residential)	2.0	2.6
New York	5.9	5.6	Student Housing	1.5	1.5
Pennsylvania	5.4	5.7	Self-Storage	1.3	0.5
North Carolina	4.1	4.0	Single Family Rental	0.8	0.3
Washington	3.8	2.9	Retail	0.1	0.1
Arizona	3.1	2.6	Total	100.0%	100.0%
Minnesota	2.7	2.7
Georgia	2.6	2.5
Nevada	2.0	2.0
Illinois	1.4	1.6
Colorado	1.1	1.0
Other U.S.	2.9	2.7
Total	100.0%	100.0%

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

Concurrently with taking title to the REO, KREF contributed a portion of the REO asset with a carrying value of $68.9 million to a joint venture (the "REO JV") with a third party local developer operator (“JV Partner”), whereby KREF has a 90% interest and the JV Partner has a 10% interest. In September 2023, the REO JV submitted a conceptual master plan to the City of Portland’s Bureau of Development Services in an application for a Design Advice Request (DAR) meeting with the City's Design Commission.

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

The following table presents the REO assets and liabilities included on KREF's Condensed Consolidated Balance Sheets:

	September 30, 2023	December 31, 2022
Assets
Real estate owned - land	$78,569	$78,569
Real estate owned - land improvements	3,049	1,662
Real estate owned, net	81,618	80,231
Cash	3,564	781
In-place lease intangibles(A)	217	268
Tenant receivables(A)	557	541
Other assets(A)	518	1,304
Total	$86,474	$83,125
Liabilities
Below-market lease intangibles(B)	$1,187	$1,460
Other liabilities(B)	4,589	2,254
Total	$5,776	$3,714

(A)     Included in “Other assets” on the Condensed Consolidated Balance Sheets.
(B)    Included in “Other liabilities” on the Condensed Consolidated Balance Sheets.

The following table presents the REO operations and related income (loss) included in KREF’s Condensed Consolidated Statements of Income:

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Rental income(A)	$1,651	$1,908	$5,103	$5,773
Other operating income(A)	144	185	922	781
Revenue from rest estate owned operations	1,795	2,093	6,025	6,554
Expenses from real estate owned operations	(2,819)	(2,598)	(8,233)	(7,520)
Other income(B)	43	45	1,709	1,382
Total	$(981)	$(461)	$(499)	$417

(A)    Included in “Revenue from real estate owned operations” on the Condensed Consolidated Statements of Income.
(B)    Represents bank interest and nonrecurring proceeds from insurance claims and local tax and energy credits.

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)
The following table presents the amortization of lease intangibles included in KREF’s Condensed Consolidated Statements of Income:

		Three Months Ended		Nine Months Ended
	Income Statement Location	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Asset
In-place lease intangibles	Expenses from real estate owned operations	$17	$17	$51	$50
Liability
Below-market lease intangibles	Revenue from real estate owned operations	91	91	274	273

The following table presents the amortization of lease intangibles for each of the succeeding fiscal years:

Year	In-place Lease Intangible Assets	Below-market Lease Intangible Liabilities
2023	$17	$91
2024	67	365
2025	67	365
2026	67	365

Future Minimum Lease Payments — The following table presents the future minimum lease payments to be collected under non-cancelable operating leases, excluding tenant reimbursements of expenses:

Year	Contractual Lease Payments
2023	$942
2024	1,943
2025	837
2026	443
2027	22
Thereafter	—

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)
Note 5. Debt Obligations

The following table summarizes KREF's secured master repurchase agreements and other financing arrangements in place as of September 30, 2023 and December 31, 2022:

	September 30, 2023											December 31, 2022
	Facility							Collateral				Facility
	Month Issued	Maximum Facility Size	Outstanding Principal	Carrying Value(A)	Final Stated Maturity	Weighted Average Funding Cost(B)	Weighted Average Life (Years)(B)	Outstanding Principal	Amortized Cost Basis	Carrying Value	Weighted Average Life (Years)(C)	Carrying Value(A)
Master Repurchase Agreements(D)
Wells Fargo(E)	Oct 2015	$1,000,000	$674,076	$672,255	Sep 2026	7.0%	1.7	$989,053	$982,179	$926,923	3.1	$670,824
Morgan Stanley(F)	Dec 2016	600,000	506,232	505,554	Mar 2026	7.3	1.2	757,964	755,838	742,057	2.3	593,136
Goldman Sachs(G)	Sep 2016	400,000	340,200	339,978	Oct 2025	8.7	0.9	609,137	602,120	528,877	2.2	168,369
Term Lending Agreements
KREF Lending IX(H)	Jul 2021	1,000,000	767,105	762,618	n.a	7.7	1.4	960,518	955,687	949,987	3.4	719,000
KREF Lending V(I)	Jun 2019	333,522	333,522	333,278	Jun 2026	7.4	1.0	465,578	450,464	444,247	1.9	502,539
KREF Lending XII(J)	Jun 2022	350,000	166,771	166,080	n.a	7.1	2.1	224,674	223,547	222,454	3.5	159,784
BMO Facility(K)	Aug 2018	300,000	138,615	137,591	n.a	7.2	1.7	179,601	178,838	178,455	3.7	137,170
Warehouse Facility
HSBC Facility(L)	Mar 2020	500,000	—	—	Mar 2026	—	2.4	—	—	—	n.a	—
Asset Specific Financing
KREF Lending XIII(M)	Aug 2022	265,625	139,136	136,683	n.a	8.6	2.9	163,692	161,472	161,287	3.9	69,777
KREF Lending XIV(N)	Oct 2022	125,000	—	(1,327)	n.a	—	3.0	—	(1,090)	(1,090)	4.0	(1,655)
KREF Lending XI(O)	Apr 2022	100,000	100,000	99,418	n.a	8.7	0.9	125,000	124,672	123,770	2.9	98,990
Revolving Credit Agreement
Revolver(P)	Dec 2018	610,000	110,000	110,000	Mar 2027	7.5	3.5	n.a	n.a	n.a	n.a	—
Total / Weighted Average		$5,584,147	$3,275,657	$3,262,128		7.6%	1.5					$3,117,934

(A)    Net of $13.5 million and $21.2 million unamortized deferred financing costs as of September 30, 2023 and December 31, 2022, respectively.
(B)    Funding cost includes deferred financing costs. Weighted average life represents the earlier of the next loan maturity date and final stated facility maturity date, weighted by the outstanding principal of borrowings.
(C)    Average based on the fully extended loan maturity, weighted by the outstanding principal of the collateral.
(D)    Borrowings under these repurchase agreements are collateralized by senior loans, held-for-investment, and bear interest equal to the sum of (i) Term SOFR, and (ii) a financing spread. As of September 30, 2023 and December 31, 2022, the percentage of the outstanding principal of the collateral sold and not borrowed under these repurchase agreements, or average "haircut" weighted by outstanding principal of collateral, was 35.5% and 31.5%, respectively (or 32.3% and 25.6%, respectively, if KREF had borrowed the maximum amount approved by its repurchase agreement counterparties as of such dates).
(E)    The current stated maturity date is September 2024, which does not reflect two twelve-month facility term extension options available to KREF, which are subject to certain covenants and thresholds. As of September 30, 2023, the financing spread was between 1.41% and 1.65%.
(F)    In August 2023, KREF extended the current stated maturity to March 2026. Following the maturity date, KREF has two one-year extension periods subject to approval by Morgan Stanley. In addition, KREF has the option to increase the facility amount to $750.0 million. As of September 30, 2023, the financing spread was between 1.70% and 2.40%.
(G)    The current stated maturity date is October 2023, with two one-year extension options available to KREF. In May 2023, KREF increased the borrowing capacity to $400 million. As of September 30, 2023, the financing spread was between 1.75% and 3.40%.
(H)    KREF, through its wholly–owned subsidiary KREF Lending IX LLC, entered into a $500.0 million Master Repurchase and Securities Contract Agreement with a financial institution ("KREF Lending IX Facility"). In March 2022, KREF increased the borrowing capacity to $750.0 million. In August 2022, KREF further increased the borrowing capacity to $1,000.0 million. The facility, which provides financing on a non-mark-to-market basis with partial recourse to KREF, has a three-year draw period and match-term to the underlying loans. As of September 30, 2023, the financing spread was between 1.65% and 2.50%.
(I)    KREF, through its wholly–owned subsidiary KREF Lending V LLC, entered into a Master Repurchase and Securities Contract Agreement ("KREF Lending V Facility") with Morgan Stanley Mortgage Capital Holdings LLC ("Administrative Agent"), as administrative agent on behalf of Morgan Stanley Bank, N.A. ("Initial Buyer"), which provides non-mark-to-market financing. The Initial Buyer subsequently syndicated a portion of the facility to multiple financial institutions. As of September 30, 2023, the Initial Buyer held 23% of the total commitment under the facility. The current stated maturity is June 2024, subject to two additional one-year extension options, which may be exercised by KREF upon the satisfaction of certain customary conditions and thresholds. As of September 30, 2023, the financing spread was 2.00%.
(J)    KREF, through its wholly–owned subsidiary KREF Lending XII LLC, entered into a $350.0 million Master Repurchase Agreement and Securities Contract with a financial institution ("KREF Lending XII Facility"). The facility, which provides financing on a non-mark-to-market basis with partial recourse to KREF, has a two-year draw period and match-term to the underlying loans. In addition, KREF has the option to increase the facility amount to $500.0 million. As of September 30, 2023, the financing spread was between 1.35% and 1.45%.
(K)    KREF entered into a $200.0 million loan financing facility with BMO Harris Bank ("BMO Facility") and subsequently increased the borrowing capacity to $300.0 million. The facility provides financing on a non-mark-to-market basis with match-term up to five years with partial recourse to KREF. As of September 30, 2023, the financing spread was 1.85%.

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
(M)    KREF, through its wholly-owned subsidiary KREF Lending XIII LLC, entered into a $265.6 million loan financing facility with a financial institution ("KREF Lending XIII Facility"). The facility provides match-term asset-based financing on a non-mark-to-market and non-recourse basis. As of September 30, 2023, the financing spread was 3.00%.
(N)    KREF, through its wholly-owned subsidiary KREF Lending XIV LLC, entered into a $125.0 million loan financing facility with a financial institution ("KREF Lending XIV Facility"). The facility provides match-term asset-based financing on a non-mark-to-market and non-recourse basis. As of September 30, 2023, the financing spread was 2.75%.
(O)    KREF, through its wholly-owned subsidiary KREF Lending XI LLC, entered into a $100.0 million loan financing facility with a financial institution ("KREF Lending XI Facility"). The facility provides match-term asset-based financing on a non-mark-to-market and non-recourse basis. As of September 30, 2023, the financing spread was 2.76%.
(P)    KREF entered into a $100.0 million corporate revolving credit agreement (“Revolver”) administered by Morgan Stanley Senior Funding, Inc. Additional lenders were added subsequently, further increasing the Revolver borrowing capacity to $610.0 million as of September 30, 2023. The current stated maturity of the facility is March 2027. Borrowings under the facility bear interest at a per annum rate equal to the sum of (i) a floating rate index and (ii) a fixed margin. Borrowings under this facility are full recourse to certain guarantor wholly-owned subsidiaries of KREF. As of September 30, 2023, the carrying value excluded $4.0 million unamortized debt issuance costs presented within "Other assets" on KREF's Condensed Consolidated Balance Sheets.

As of September 30, 2023 and December 31, 2022, KREF had outstanding repurchase agreements and term lending agreements where the amount at risk with any individual counterparty, or group of related counterparties, exceeded 10.0% of KREF’s stockholders' equity. The amount at risk under these agreements is the net counterparty exposure, defined as the excess of the carrying amount (or market value, if higher than the carrying amount, for repurchase agreements) of the assets sold under agreement to repurchase, including accrued interest plus any cash or other assets on deposit to secure the repurchase obligation, over the amount of the repurchase liability, adjusted for accrued interest.

The following table summarizes certain characteristics of KREF's repurchase agreements where the amount at risk with any individual counterparty, or group of related counterparties, exceeded 10.0% of KREF’s stockholders' equity as of September 30, 2023 and December 31, 2022:

	Outstanding Principal	Net Counterparty Exposure	Percent of Stockholders' Equity	Weighted Average Life (Years)(A)
September 30, 2023
Wells Fargo	$674,076	$260,880	17.9%	1.7
Morgan Stanley	506,232	242,839	16.7	1.2
Goldman Sachs	340,200	192,663	13.3	0.9
KREF Lending IX	767,105	188,552	13.0	1.4
Total / Weighted Average	$2,287,613	$884,934	60.9%	1.4
December 31, 2022
Wells Fargo	$672,556	$240,897	15.3%	2.5
Morgan Stanley	594,537	199,485	12.7	0.8
Goldman Sachs	169,073	190,917	12.1	2.1
KREF Lending V(B)	502,878	182,774	11.6	0.3
KREF Lending IX	727,472	177,358	11.3	2.2
Total / Weighted Average	$2,666,516	$991,431	63.0%	1.6

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

Term Loan Facility

In April 2018, KREF, through its consolidated subsidiaries, entered into a term loan financing agreement (“Term Loan Facility”) with third party lenders for an initial borrowing capacity of $200.0 million that was subsequently increased to $1.0 billion in October 2018. The facility provides asset-based financing on a non-mark-to-market basis with match-term up to five years and is non-recourse to KREF. Borrowings under the facility are collateralized by senior loans, held-for-investment, and bear interest equal to one-month Term SOFR plus a margin. The weighted average margin on the facility was 1.9% and 1.8% as of September 30, 2023 and December 31, 2022, respectively.

The following tables summarize our borrowings under the Term Loan Facility:

	September 30, 2023
Term Loan Facility	Count	Outstanding Principal	Amortized Cost	Carrying Value	Wtd. Avg. Yield/Cost(A)	Guarantee(B)	Wtd. Avg. Term(C)
Collateral assets	11	$709,109	$706,155	$701,607	S + 3.6%	n.a.	September 2026
Financing provided	n.a.	565,748	565,272	565,272	S + 2.0%	n.a.	September 2026

	December 31, 2022
Term Loan Facility	Count	Outstanding Principal	Amortized Cost	Carrying Value	Wtd. Avg. Yield/Cost(A)	Guarantee(B)	Wtd. Avg. Term(C)
Collateral assets	12	$785,076	$780,526	$751,579	+ 3.4%	n.a.	April 2026
Financing provided	n.a.	631,557	630,757	630,757	+ 1.9%	n.a.	April 2026

(A)    Collateral assets are indexed to one-month Term SOFR and/or LIBOR. In addition to cash coupon, yield/cost includes the amortization of deferred origination/financing costs.
(B)    Financing under the Term Loan Facility is non-recourse to KREF.
(C)    The weighted-average term is weighted by outstanding principal, using the maximum maturity date of the underlying loans assuming all extension options are exercised by the borrower.

Activity — For the nine months ended September 30, 2023, the activity related to the carrying value of KREF’s secured financing agreements were as follows:

Secured Financing Agreements, Net
Balance as of December 31, 2022	$3,748,691
Principal borrowings	656,554
Principal repayments/sales	(585,850)
Deferred debt issuance costs	(3,535)
Amortization of deferred debt issuance costs	11,539
Balance as of September 30, 2023	$3,827,399

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)
Maturities — KREF’s secured financing agreements, term loan facility and other consolidated debt obligations in place as of September 30, 2023 had contractual maturities(A) as follows:

Year	Nonrecourse	Recourse(B)	Total
2023	$110,300	$12,500	$122,800
2024	1,376,326	315,586	1,691,912
2025	860,709	275,761	1,136,470
2026	601,484	127,783	729,267
Thereafter	50,956	110,000	160,956
	$2,999,775	$841,630	$3,841,405

(A)    Represents earlier of the next maturity of the underlying loans and the maximum maturity of the secured financing agreements.
(B)    Except for the Revolver, which is full recourse, amounts borrowed are subject to a maximum 25.0% recourse limit. The Revolver matures in March 2027.

Covenants — KREF is required to comply with customary loan covenants and event of default provisions related to its secured financing agreements and Revolver, including, but not limited to, negative covenants relating to restrictions on operations with respect to KREF’s status as a REIT, and financial covenants. Such financial covenants include a trailing four quarter interest income to interest expense ratio covenant (1.4 to 1.0); a consolidated tangible net worth covenant (75.0% of the aggregate cash proceeds of any equity issuances made and any capital contributions received by KREF and certain subsidiaries, or up to approximately $1,353.4 million depending upon the facility); a cash liquidity covenant (the greater of $10.0 million or 5.0% of KREF's recourse indebtedness); and a total indebtedness covenant (83.3% of KREF's Total Assets, as defined in the applicable financing agreements). As of September 30, 2023 and December 31, 2022, KREF was in compliance with its financial debt covenants.

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

The following tables outline CLO collateral assets and respective borrowing as of September 30, 2023 and December 31, 2022:

	September 30, 2023
	Count	Outstanding Principal	Amortized Cost	Carrying Value	Wtd. Avg. Yield/Cost(A)	Wtd. Avg. Term(B)
KREF 2021-FL2
Collateral assets(C)(D)	19	$1,300,000	$1,300,000	$1,289,629	S + 3.2%	June 2026
Financing provided	1	1,095,250	1,095,097	1,095,097	S + 1.5%	February 2039
KREF 2022-FL3
Collateral assets(C)(D)	16	$1,000,000	$1,000,000	$989,101	S + 3.0%	September 2026
Financing provided	1	847,500	846,017	846,017	S + 2.2%	February 2039

	December 31, 2022
	Count	Outstanding Principal	Amortized Cost	Carrying Value	Wtd. Avg. Yield/Cost(A)	Wtd. Avg. Term(B)
KREF 2021-FL2
Collateral assets(C)(D)	17	$1,300,000	$1,300,000	$1,283,162	+ 3.3%	April 2026
Financing provided	1	1,095,250	1,092,332	1,092,332	L + 1.7%	February 2039
KREF 2022-FL3
Collateral assets(C)	16	$1,000,000	$1,000,000	$991,452	+ 3.1%	October 2026
Financing provided	1	847,500	843,260	843,260	S + 2.2%	February 2039

(A)    Expressed as a spread over the relevant benchmark rates, which include one-month Term SOFR and LIBOR, as applicable to each loan. As of September 30, 2023, 100.0% of the CLO collateral loan assets by principal balance earned a floating rate of interest indexed to Term SOFR. As of December 31, 2022, 64.1% and 35.9% of the CLO collateral loan assets by principal balance earned a floating rate of interest indexed to one-month Term SOFR and LIBOR, respectively. In addition to cash coupon, yield/cost includes the amortization of deferred origination/financing costs.
(B)    Loan term represents weighted-average final maturity, assuming all extension options are exercised by the borrowers, weighted by outstanding principal. Repayments of CLO notes are dependent on timing of underlying collateral loan asset repayments post reinvestment period. The term of the CLO notes represents the rated final distribution date.
(C)    Collateral loan assets represent 29.7% and 28.4% of the principal of KREF's commercial real estate loans as of September 30, 2023 and December 31, 2022, respectively. As of September 30, 2023 and December 31, 2022, 100% of KREF loans financed through the CLOs are floating rate loans.
(D)    Including $10.0 million and $151.0 million cash held in CLO 2021-FL2 as of September 30, 2023 and December 31, 2022, respectively. Including $14.4 million and $14.4 million of loan repayment proceeds held by a servicer and receivable by KREF 2021-FL2 and KREF 2022-FL3, respectively, as of September 30, 2023.

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)
The following table presents the CLO assets and liabilities included in KREF’s Condensed Consolidated Balance Sheets:

Assets	September 30, 2023	December 31, 2022
Cash	$10,000	$151,000
Commercial real estate loans, held-for-investment	2,261,200	2,149,000
Less: Allowance for credit losses	(21,270)	(25,387)
Commercial real estate loans, held-for-investment, net	2,239,930	2,123,613
Accrued interest receivable	11,969	10,693
Other assets(A)	28,955	155
Total	$2,290,854	$2,285,461
Liabilities
Collateralized loan obligations	$1,942,750	$1,942,750
Deferred financing costs	(1,636)	(7,158)
Collateralized loan obligations, net	$1,941,114	$1,935,592
Accrued interest payable	5,271	4,442
Other liabilities	87	—
Total	$1,946,472	$1,940,034

(A)    Including $28.8 million and zero of loan repayment proceeds held by a servicer and receivable by the CLOs as of September 30, 2023 and December 31, 2022, respectively.

The following table presents the components of net interest income of CLOs included in KREF’s Condensed Consolidated Statements of Income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Interest income	$48,753	$31,403	$134,741	$72,289
Interest expense(A)	35,378	20,325	100,463	41,152
Net interest income	$13,375	$11,078	$34,278	$31,137

(A)    Includes $1.7 million and $6.0 million of deferred financing costs amortization for the three and nine months ended September 30, 2023, respectively. Includes $2.0 million and $5.7 million of deferred financing costs amortization for the three and nine months ended September 30, 2022, respectively.

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)
Note 7. Secured Term Loan, Net

In September 2020, KREF entered into a $300.0 million secured term loan at a price of 97.5%, which initially bore interest at a per annum rate equal to LIBOR plus a 4.75% margin, subject to a 1.0% LIBOR floor, payable quarterly beginning in December 2020. The secured term loan is partially amortizing, with an amount equal to 1.0% per annum of the principal balance due in quarterly installments starting March 31, 2021. The secured term loan matures on September 1, 2027 and contains restrictions relating to liens, asset sales, indebtedness, investments and transactions with affiliates. The secured term loan is secured by KREF level guarantees and does not include asset-based collateral. Upon the execution of the secured term loan, KREF recorded a $7.5 million issuance discount and $5.1 million in issuance costs, inclusive of $1.1 million in arrangement and structuring fees paid to KCM.

In November 2021, KREF completed the repricing of a $297.8 million then-existing secured term loan and a $52.2 million add-on, for an aggregate principal amount of $350.0 million due September 2027, which was issued at par. The upsize of the secured term loan was accounted for as partial debt extinguishment under GAAP, accordingly, KREF recognized an accelerated deferred loan financing cost of $0.7 million during the fourth quarter of 2021. The new secured term loan bore interest at LIBOR plus 3.5%, subject to a 0.5% LIBOR floor. KREF recorded $2.0 million in issuance costs, inclusive of $0.8 million in arrangement and structuring fees paid to KCM.

In June 2023, KREF transitioned the secured term loan from LIBOR to Term SOFR. Inclusive of the amortization of the discount and issuance costs, KREF’s total cost of the secured term loan is Adjusted Term SOFR, as defined in the secured term loan agreements, plus a 4.1% margin per annum, subject to the applicable SOFR floor, as of September 30, 2023.

The following table summarizes KREF’s secured term loan at September 30, 2023 and December 31, 2022, respectively:

	September 30, 2023	December 31, 2022
Principal	$343,875	$346,500
Deferred financing costs	(4,285)	(5,016)
Unamortized discount	(3,910)	(4,656)
Carrying value	$335,680	$336,828

Covenants — KREF is required to comply with customary loan covenants and event of default provisions related to its secured term loan that include, but are not limited to, negative covenants relating to restrictions on operations with respect to KREF’s status as a REIT, and financial covenants. Such financial covenants include a minimum consolidated tangible net worth of $650.0 million and a maximum Total Debt to Total Assets ratio, as defined in the secured term loan agreements, of 83.3% (the “Leverage Covenant”). KREF was in compliance with such covenants as of September 30, 2023 and December 31, 2022.

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

The entire $143.75 million principal balance of the Convertible Notes matured and was repaid in cash on May 15, 2023. As of September 30, 2023, there were no Convertible Notes outstanding.

The following table details the carrying value of the Convertible Notes on KREF's Condensed Consolidated Balance Sheets:

	September 30, 2023	December 31, 2022
Principal	$—	$143,750
Deferred financing costs	—	(380)
Unamortized discount	—	(133)
Carrying value	$—	$143,237

The following table details the interest expense related to the Convertible Notes:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cash coupon	$—	$2,201	$3,276	$6,604
Discount and issuance cost amortization	—	349	513	1,037
Total interest expense	$—	$2,550	$3,789	$7,641

Accrued interest payable for the Convertible Notes was zero and $1.1 million as of September 30, 2023 and December 31, 2022, respectively. Refer to Note 2 for additional discussion of accounting policies for the Convertible Notes.

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

Real Estate Owned Joint Venture — Concurrently with taking title to an REO asset in December 2021, KREF contributed a portion of the REO asset to a REO JV with a JV Partner, whereby KREF has a 90% interest and the JV Partner has a 10% interest. Management determined the REO JV to be a VIE as the REO JV has insufficient equity-at-risk and concluded that KREF is the primary beneficiary of the REO JV as KREF holds decision-making power over the activities that most significantly impact the economic performance of the REO JV and has the obligation to absorb losses of, or the right to receive benefits from, the REO JV that could be potentially significant to the REO JV.

As of September 30, 2023, the REO JV held REO assets with a net carrying value of $71.9 million. KREF has priority of distributions up to $76.4 million before the JV Partner can participate in the economics of the REO JV.

Equity Method Investments

As of September 30, 2023, KREF held a 3.5% interest in RECOP I, an unconsolidated VIE of which KREF is not the primary beneficiary, at its fair value of $35.5 million. The aggregator vehicle in which KREF invests is controlled and advised by affiliates of the Manager. RECOP I primarily acquired junior tranches of CMBS newly issued by third parties. KREF will not pay any fees to RECOP I, but KREF bears its pro rata share of RECOP I's expenses. KREF reported its share of the net asset value of RECOP I in its Condensed Consolidated Balance Sheets, presented as “Equity method investments” and its share of net income, presented as “Income (loss) from equity method investments” in the Condensed Consolidated Statements of Income.

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

Common Stock — As further described below, since December 31, 2019, KREF issued the following shares of common stock:

Pricing Date	Shares Issued(A)	Net Proceeds
As of December 31, 2019	59,211,838	$1,162,023
November 2021	5,000,000	108,800
November 2021(B)	1	—
November 2021	547,361	11,911
As of December 31, 2021	64,759,200	$1,282,734
February 2022(C)	68,817	1,426
March 2022	6,494,155	133,845
June 2022	2,750,000	53,653
August 2022(C)	271,641	5,300
As of December 31, 2022 and September 30, 2023	74,343,813	$1,476,958
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

During the nine months ended September 30, 2023 and 2022, 11,050 and 15,520 shares of common stock were issued related to the vesting of restricted stock units. Upon any payment of shares as a result of restricted stock unit vesting, the related tax withholding obligation will generally be satisfied by KREF, reducing the number of shares to be delivered by a number of shares necessary to satisfy the related applicable tax withholding obligation. Refer to Note 11 for further detail.

Of the 75,091,757 common shares KREF issued, there were 69,106,061 common shares outstanding as of September 30, 2023, which included 747,944 net shares of common stock issued in connection with vested restricted stock units and was net of 5,985,696 common shares repurchased.

In May 2021 and June 2022, KKR issued and sold 5,750,000 and 4,250,000 shares of KREF common stock, respectively, through secondary offerings, including the exercise of the underwriters' option to purchase additional common shares, and received $100.4 million and $82.9 million of net proceeds from the offerings, respectively. On November 1, 2021, KKR converted its special voting preferred stock into one share of KREF common stock when KREF issued 5,000,000 shares of common stock, resulting in KKR’s ownership to decrease below 25.0% of KREF’s outstanding common stock.

KKR and affiliates beneficially owned 10,000,001 shares, or 14.5% of KREF's outstanding common stock as of each of September 30, 2023 and December 31, 2022.

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

During the three and nine months ended September 30, 2023, KREF did not repurchase any of its common stock under the repurchase program. During the three months ended September 30, 2022, KREF repurchased 587,890 shares of common stock under the repurchase program at an average price per share of $17.42 for a total of $10.3 million. During the nine months ended September 30, 2022, KREF repurchased 1,632,582 shares of common stock under the repurchase program at an average price per share of $17.33, for a total of $28.3 million. As of September 30, 2023, KREF had $100.0 million of remaining capacity to repurchase shares under the program.

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

During the three and nine months ended September 30, 2023, KREF did not issue or sell any shares of common stock under the ATM. During the three and nine months ended September 30, 2022, KREF issued and sold 271,641 and 340,458 shares of common stock under the ATM, generating net proceeds totaling $5.3 million and $6.7 million, respectively. As of September 30, 2023, $93.2 million remained available for issuance under the ATM.

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

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)
Dividends — During the nine months ended September 30, 2023 and 2022, KREF's board of directors declared the following dividends on shares of its common stock:

			Amount
Declaration Date	Record Date	Payment Date	Per Share	Total
2023
March 17, 2023	March 31, 2023	April 14, 2023	$0.43	$29,711
June 15, 2023	June 30, 2023	July 14, 2023	0.43	29,716
September 15, 2023	September 29, 2023	October 13, 2023	0.43	29,716
				$89,143
2022
March 15, 2022	March 31, 2022	April 15, 2022	$0.43	$29,211
June 15, 2022	June 30, 2022	July 15, 2022	0.43	29,951
September 13, 2022	September 30, 2022	October 14, 2022	0.43	29,815
				$88,977

During the nine months ended September 30, 2023 and 2022, KREF's board of directors declared the following dividends on shares of its Series A Preferred Stock:

			Amount
Declaration Date	Record Date	Payment Date	Per Share	Total
2023
February 3, 2023	February 28, 2023	March 15, 2023	$0.41	$5,326
April 21, 2023	May 31, 2023	June 15, 2023	0.41	5,326
July 21, 2023	August 31, 2023	September 15, 2023	0.41	5,326
				$15,978
2022
February 1, 2022	February 28, 2022	March 15, 2022	$0.41	$5,326
April 22, 2022	May 31, 2022	June 15, 2022	0.41	5,326
July 19, 2022	August 31, 2022	September 15, 2022	0.41	5,326
				$15,978

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)
Note 11. Stock-based Compensation

KREF is externally managed by the Manager and does not currently have any employees. However, as of September 30, 2023, certain individuals employed by the Manager and affiliates of the Manager and certain members of KREF's board of directors were compensated, in part, through the issuance of stock-based awards.

As of September 30, 2023, KREF had 953,579 restricted stock unit (“RSU”) awards outstanding under the KKR Real Estate Finance Trust Inc. 2016 Omnibus Incentive Plan that was adopted on February 12, 2016 and amended and restated on November 17, 2016 (the "Incentive Plan") to certain members of KREF’s board of directors and employees of the Manager or its affiliates, none of whom are KREF employees. RSUs awarded to employees of the Manager or its affiliates, generally vest over three consecutive one-year periods and awards to certain members of KREF's board of directors generally vest over a one-year period, pursuant to the terms of the respective award agreements and the terms of the Incentive Plan.

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

The following table summarizes the activity in KREF’s outstanding RSUs and the weighted-average grant date fair value per RSU:

	Restricted Stock Units	Weighted Average Grant Date Fair Value Per RSU(A)
Unvested as of December 31, 2022	935,218	$16.80
Granted	48,370	11.37
Vested	(27,625)	19.91
Forfeited / cancelled	(2,384)	17.31
Unvested as of September 30, 2023	953,579	$16.43
(A)    The grant-date fair value is based upon the closing price of KREF’s common stock at the date of grant.

KREF expects the unvested RSUs outstanding to vest during the following years:

Year	Restricted Stock Units
2023	430,652
2024	349,985
2025	172,942
Total	953,579

KREF recognizes the compensation cost of RSUs awarded to employees of the Manager, or one or more of its affiliates, on a straight-line basis over the awards’ term at their grant date fair value, consistent with the RSUs awarded to certain members of KREF's board of directors.

During the three and nine months ended September 30, 2023, KREF recognized $2.2 million and $6.5 million, respectively, of stock-based compensation expense included in “General and administrative” expense in the Condensed Consolidated Statements of Income. During the three and nine months ended September 30, 2022, KREF recognized $2.2 million and $6.3 million, respectively, of stock based compensation expense included in “General and administrative” expense in the Condensed Consolidated Statements of Income. As of September 30, 2023, there was $8.0 million of total unrecognized stock-based compensation expense related to unvested share-based compensation arrangements. This cost is expected to be recognized over a weighted average period of 0.9 years.

During the nine months ended September 30, 2023 and 2022, KREF declared $1.2 million and $1.0 million, respectively, of nonforfeitable dividends on unvested RSUs. Such nonforfeitable dividends were deducted from “Retained earnings (Accumulated deficit)” in the Condensed Consolidated Statement of Changes in Equity.

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)
Directors and Officers Deferral Plan — In March 2022, KREF's board of directors adopted the KKR Real Estate Finance Trust Inc. Directors and Officers Deferral Plan (the “ Deferral Plan”). Pursuant to the Deferral Plan, participants may elect to defer receipt of all or a portion of any shares of KREF’s common stock issuable upon vesting of any RSU granted to such participant in 25% increments. Deferred stock units (“DSU”) credited to a participant are non-voting but shall be entitled to dividend equivalent payments upon payment of dividends on shares of KREF’s common stock in the same form and amount equal to the amount of such dividends and are not subject to deferral under the Deferral Plan. In April 2023, 16,575 vested RSUs were deferred under the Deferral Plan. As of September 30, 2023, there were 16,575 DSUs outstanding.

Upon any payment of shares as a result of restricted stock unit vesting, the related tax withholding obligation will generally be satisfied by KREF, reducing the number of shares to be delivered by a number of shares necessary to satisfy the related applicable tax withholding obligation. The amount results in a cash payment related to this tax liability and a corresponding reduction to additional paid-in capital in the Condensed Consolidated Statement of Changes in Equity. 11,050 shares of common stock were delivered for vested RSUs during the nine months ended September 30, 2023.

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

For the three and nine months ended September 30, 2023, 215,518 and 48,513 weighted average unvested RSUs, respectively, were excluded from the calculation of diluted EPS because the effect was anti-dilutive. For the three and nine months ended September 30, 2022, 285,834 and 222,369 weighted average unvested RSUs, respectively, were excluded from the calculation of diluted EPS because the effect was anti-dilutive.

Since May 15, 2023, there were no convertible instruments outstanding. For the three and nine months ended September 30, 2022, 6,316,174 potentially issuable shares related to the Convertible Notes were excluded from the calculation of diluted EPS because the effect was anti-dilutive.

The following table illustrates the computation of basic and diluted EPS for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Earnings
Net Income (Loss)	$27,141	$(42,754)	$(17,964)	$17,775
Less: Preferred stock dividends	5,326	5,326	15,978	15,978
Less: Participating securities' share in earnings	414	341	1,239	1,028
Net income (loss) attributable to common stockholders, basic and diluted	$21,401	$(48,421)	$(35,181)	$769

Shares
Weighted average common shares outstanding	69,106,061	69,382,730	69,101,487	67,029,140
Add: Deferred stock units	16,575	—	9,714	—
Weighted average common shares outstanding, basic and diluted	69,122,636	69,382,730	69,111,201	67,029,140

Net income (loss) attributable to common stockholders, per:
Basic common share	$0.31	$(0.70)	$(0.51)	$0.01
Diluted common share	$0.31	$(0.70)	$(0.51)	$0.01

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)
Note 13. Commitments and Contingencies

As of September 30, 2023, KREF was subject to the following commitments and contingencies:

Litigation — From time to time, KREF may be involved in various claims and legal actions arising in the ordinary course of business. KREF establishes an accrued liability for legal proceedings only when those matters present loss contingencies that are both probable and reasonably estimable.

As of September 30, 2023, KREF was not involved in any material legal proceedings regarding claims or legal actions against KREF.

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

Capital Commitments — As of September 30, 2023, KREF had future funding commitments of $1,007.6 million related to its investments in commercial real estate loans. These future funding commitments primarily relate to construction projects, capital improvements, tenant improvements and leasing commissions. Generally, funding commitments are subject to certain conditions that must be met, such as customary construction draw certifications, minimum credit metrics or executions of new leases before advances are made to the borrower.

In January 2017, KREF committed $40.0 million to invest in an aggregator vehicle alongside RECOP I. The two-year investment period for RECOP I ended in April 2019. As of September 30, 2023, KREF had a remaining commitment of $4.3 million to RECOP I.

Macroeconomic Environment — The Federal Reserve has raised interest rates eleven times since January 2022, and has signaled that further increases may be forthcoming. Higher interest rates imposed by the Federal Reserve to address inflation may adversely impact real estate asset values and increase our interest expense, which expense may not be fully offset by any resulting increase in interest income, and may lead to decreased prepayments from KREF's borrowers and an increase in the number of KREF's borrowers who exercise extension options.

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

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)
No awards may be granted under the Incentive Plan on and after February 12, 2026. The Incentive Plan will continue to apply to awards granted prior to such date. During the three and nine months ended September 30, 2023, zero and 48,370 awards were granted to KREF's directors. During the three and nine months ended September 30, 2022, zero and 27,625 awards were granted to KREF's directors. As of September 30, 2023, 2,310,289 shares of common stock remained available for awards under the Incentive Plan.

Due to Affiliates — The following table contains the amounts presented in KREF's Condensed Consolidated Balance Sheets that it owes to affiliates:

	September 30, 2023	December 31, 2022
Management fees	$6,566	$6,578
Expense reimbursements	—	100
KCM fees	1,747	2,044
	$8,313	$8,722

Affiliates Expenses — The following table contains the amounts included in KREF's Condensed Consolidated Statements of Income that arose from transactions with the Manager:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Management fees	$6,566	$6,589	$19,648	$19,102
Incentive compensation	69	—	2,491	—
Expense reimbursements and other(A)	1,234	904	3,680	3,412
	$7,869	$7,493	$25,819	$22,514

(A)    Presented within "General and administrative" in the Condensed Consolidated Statements of Income.

In connection with the ATM, KCM, in its capacity as one of the sales agents, will receive commissions for the shares of KREF’s common stock it sells. This amount is not to exceed, but may be less than, 2.0% of the gross sales price per share. KREF did not sell shares under the ATM through a third-party broker and did not incur or pay any commissions to KCM during the nine months ended September 30, 2023 and 2022.

In connection with the BMO Facility, and in consideration for its services as the structuring agent, KREF is obligated to pay KCM a structuring fee equal to 0.35% of the respective committed loan advances under the agreement. Such fees are capitalized as deferred financing cost and amortized to interest expense over the draw period of the facility. KREF did not incur or pay any KCM structuring fees in connection with the facility during the nine months ended September 30, 2023 and 2022.

In connection with the HSBC Facility entered into in March 2020, and in consideration for structuring and sourcing this arrangement, KREF is obligated to pay KCM a structuring fee equal to 0.25% of the respective committed loan advances under the agreement. Such fees are capitalized as deferred financing cost and amortized to interest expense over the lesser of the initial term of the loan or the facility. During the nine months ended September 30, 2023 and 2022, KREF did not incur or pay any KCM structuring fees in connection with the facility.

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

In connection with the KREF Lending IX Facility entered into in July 2021, and in consideration for structuring and sourcing this arrangement, KREF is obligated to pay KCM a structuring fee equal to 0.75% of the respective committed loan advances under the agreement. Such fees are capitalized as deferred financing cost and amortized to interest expense over the draw period of the facility. During the nine months ended September 30, 2023 and 2022, KREF paid KCM $0.3 million and $1.7 million in structuring fees in connection with the facility, respectively.
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

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)
Note 15. Fair Value of Financial Instruments

The carrying values and fair values of KREF’s financial assets and liabilities recorded at fair value on a recurring basis, as well as other financial instruments not carried at fair value, as of September 30, 2023, were as follows:

				Fair Value
	Principal Balance	Amortized Cost(A)	Carrying Value(B)	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$108,038	$108,038	$108,038	$108,038	$—	$—	$108,038
Commercial real estate loans, held-for-investment, net(C)	7,565,061	7,528,451	7,309,459	—	—	7,326,031	7,326,031
Equity method investments	35,540	35,540	35,540	—	—	35,540	35,540
	$7,708,639	$7,672,029	$7,453,037	$108,038	$—	$7,361,571	$7,469,609
Liabilities
Secured financing agreements, net	$3,841,405	$3,827,399	$3,827,399	$—	$—	$3,827,399	$3,827,399
Collateralized loan obligations, net	1,942,750	1,941,114	1,941,114	—	—	1,888,916	1,888,916
Secured term loan, net	343,875	335,680	335,680	—	345,594	—	345,594
	$6,128,030	$6,104,193	$6,104,193	$—	$345,594	$5,716,315	$6,061,909

(A)    The amortized cost of commercial real estate loans is net of $26.8 million of unamortized origination discounts, cost recovery interest and deferred fees. The amortized cost of secured financing agreements is net of $14.0 million unamortized debt issuance costs. The amortized cost of collateralized loan obligations is net of $1.6 million unamortized debt issuance costs.
(B)    The carrying value of commercial mortgage loans is net of $219.0 million allowance for credit losses.
(C)    Includes $2,261.2 million of CLO loan participations as of September 30, 2023. Excludes three fully written off risk-rated 5 loans with a combined outstanding principal balance of $45.5 million as of September 30, 2023.

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
(C)    Includes $2,149.0 million of CLO loan participations as of December 31, 2022. Excludes one fully written off risk-rated 5 loan with an outstanding principal balance of $5.5 million as of December 31, 2022.

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)
The following table contains the Level 3 inputs used to value assets and liabilities on a recurring and nonrecurring basis or where KREF discloses fair value as of September 30, 2023:

	Fair Value	Valuation Methodologies	Unobservable Inputs(A)	Weighted Average(B)	Range
Assets and Liabilities(C)
Commercial real estate loans, held-for-investment(D)	$7,326,031	Discounted cash flow	Discount margin	4.3%	3.2% - 16.2%
			Discount rate	9.6%	9.0% - 10.1%
			Capitalization rate	7.7%	6.6% - 8.7%
	$7,326,031

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

Assets and Liabilities for Which Fair Value is Only Disclosed

KREF does not carry its secured financing agreements at fair value as management did not elect the fair value option for these liabilities. As of September 30, 2023, the fair value of KREF's financing facilities approximated their respective carrying value.

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

KREF consolidates subsidiaries that incur U.S. federal, state and local income taxes, based on the tax jurisdiction in which each subsidiary operates. During the nine months ended September 30, 2023 and 2022, KREF recorded an income tax provision of $0.5 million and zero, respectively, related to the operations of its taxable REIT subsidiaries and various other state and local taxes. There were no material deferred tax assets or liabilities as of September 30, 2023 and December 31, 2022.

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)
Note 17. Subsequent Events

The following events occurred subsequent to September 30, 2023:

Corporate Activities

Dividends

In October 2023, KREF paid $29.7 million in dividends on its common stock, or $0.43 per share, with respect to the third quarter of 2023, to stockholders of record on September 29, 2023.

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

Macroeconomic Environment

The year ended December 31, 2022 and period ended September 30, 2023 were impacted by significant volatility in global markets, largely driven by rising inflation, rising interest rates, slowing economic growth, geopolitical uncertainty and instability in the banking sector following multiple bank failures. Central banks have responded to rapidly rising inflation with monetary policy tightening actions that are likely to create headwinds to economic growth. The Federal Reserve has raised interest rates eleven times since January 2022, and has signaled that further interest rate increases may be forthcoming. Although our business model is such that rising interest rates will generally correlate to increases in our net income, increases in interest rates may adversely affect our existing borrowers. Higher interest rates imposed by the Federal Reserve to address inflation may adversely impact real estate asset values and increase our interest expense, which expense may not be fully offset by any resulting increase in interest income, and may lead to decreased prepayments from our borrowers and an increase in the number of our borrowers who exercise extension options.

With respect to the COVID-19 pandemic, while the global economy has re-opened, the longer-term macro-economic effects of the pandemic continue to impact many industries, including those of certain of our borrowers. In particular, the increase in remote working arrangements in response to the pandemic has contributed to a decline in commercial real estate values and reduced demand for commercial real estate compared to pre-pandemic levels, which have adversely impacted and may continue to adversely impact certain of our borrowers and has persisted even as the pandemic continues to subside.

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

Earnings (Loss) Per Share and Dividends Declared

The following table sets forth the calculation of basic and diluted net income (loss) per share and dividends declared per share (amounts in thousands, except share and per share data):

	Three Months Ended,
	September 30, 2023	June 30, 2023
Net income (loss) attributable to common stockholders	$21,401	$(25,772)
Weighted-average number of shares of common stock outstanding, basic and diluted	69,122,636	69,115,654
Net income (loss) per share, basic and diluted	$0.31	$(0.37)
Dividends declared per share	$0.43	$0.43

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

Distributable Earnings should not be considered as a substitute for GAAP net income or taxable income. We caution readers that our methodology for calculating Distributable Earnings may differ from the methodologies employed by other REITs to calculate the same or similar supplemental performance measures, and as a result, our reported Distributable Earnings may not be comparable to similar measures presented by other REITs.

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

The following table provides a reconciliation of GAAP net income attributable to common stockholders to Distributable Earnings (amounts in thousands, except share and per share data):

	Three Months Ended,
	September 30, 2023	June 30, 2023
Net Income (Loss) Attributable to Common Stockholders	$21,401	$(25,772)
Adjustments
Non-cash equity compensation expense	2,184	2,174
Unrealized (gains) or losses, net	(25)	292
Provision for (reversal of) credit losses, net	8,814	56,335
Non-cash convertible notes discount amortization	—	44
Loan write-off(A)	(15,000)	—
Distributable Earnings	$17,374	$33,073
Weighted average number of shares of common stock outstanding
Basic	69,122,636	69,115,654
Diluted	69,122,636	69,115,654
Distributable Earnings per Diluted Weighted Average Share	$0.25	$0.48

(A) Includes a $15.0 million write-off of a subordinated loan during the three months ended September 30, 2023.

Book Value per Share

We believe that book value per share is helpful to stockholders in evaluating the growth of our company as we have scaled our equity capital base and continue to invest in our target assets. The following table calculates our book value per share (amounts in thousands, except share and per share data):

	September 30, 2023	December 31, 2022
KKR Real Estate Finance Trust Inc. stockholders' equity	$1,453,724	$1,571,538
Series A preferred stock (liquidation preference of $25.00 per share)	(327,750)	(327,750)
Common stockholders' equity	$1,125,974	$1,243,788
Shares of common stock issued and outstanding at period end	69,106,061	69,095,011
Add: Deferred stock units	16,575	—
Total shares outstanding at period end	69,122,636	69,095,011
Book value per share	$16.29	$18.00

Book value as of September 30, 2023 included the impact of an estimated CECL credit loss allowance of $221.7 million, or ($3.21) per share. See Note 2 — Summary of Significant Accounting Policies, to our condensed consolidated financial statements included in this Form 10-Q for detailed discussion of allowance for credit losses.

Our Portfolio

We have established a $7,869.9 million portfolio of diversified investments, consisting primarily of senior commercial real estate loans as of September 30, 2023.

During the three months ended September 30, 2023, we collected 96.0% of interest payments due on our loan portfolio. As of September 30, 2023, the average risk rating of our loan portfolio was 3.2, weighted by total loan exposure. As of September 30, 2023, the average loan commitment in our portfolio was $123.6 million and multifamily and industrial loans comprised 55% of our loan portfolio.

In addition, as a result of taking title to the collateral of one defaulted senior retail loan, we owned one REO asset with a net carrying value of $81.6 million, comprised of the fair value of the acquired retail property and capitalized transaction and redevelopment costs, as of September 30, 2023. This property is held for investment and reflected on our Condensed Consolidated Balance Sheet.

Since our IPO, we have continued to execute on our primary investment strategy of originating floating-rate transitional senior loans and, as we continue to scale our loan portfolio, we expect that our originations will continue to be heavily weighted toward floating-rate loans. As of September 30, 2023, 99% of our loans by total loan exposure earned a floating rate of interest. We expect the majority of our future investment activity to focus on originating floating-rate senior loans that we finance with our repurchase and other financing facilities, with a secondary focus on originating floating-rate loans for which we syndicate a senior position and retain a subordinated interest for our portfolio. As of September 30, 2023, all of our investments were located in the United States.

The following charts illustrate the diversification and composition of our loan portfolio(A), based on type of investment, interest rate, underlying property type, geographic location, vintage and LTV as of September 30, 2023:

The charts above are based on total loan exposure of our commercial real estate loans.
(A)    Excludes: (i) one REO retail asset with net carrying value of $81.6 million as of September 30, 2023, (ii) CMBS B-Piece investments held through RECOP I, an equity method investment and (iii) three fully written off risk-rated 5 loans with a combined outstanding principal balance of $45.5 million.
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
(D)    Other property type includes Condo (Residential) (2%), Student Housing (2%), Single Family Rental (1%) and Self-Storage (1%).
(E)    LTV is generally based on the initial loan amount divided by the as-is appraised value as of the date the loan was originated or by the current principal amount as of the date of the most recent as-is appraised value. Weighted average LTV excludes risk-rated 5 loans.

The following table details our quarterly loan activity (dollars in thousands):

	Three Months Ended
	September 30, 2023	June 30, 2023	March 31, 2023	December 31, 2022
Loan originations	$—	$—	$—	$370,400
Loan fundings(A)	$164,882	$177,162	$203,612	$423,330
Loan repayments	(152,301)	(339,288)	(86,928)	(209,152)
Net fundings	12,581	(162,126)	116,684	214,178
PIK interest	—	—	—	457
Write-off(B)	(15,000)	—	—	(25,000)
Total activity	$(2,419)	$(162,126)	$116,684	$189,635

(A)    Includes initial funding of new loans and additional fundings made under existing loans.
(B)     Includes a $15.0 million write-off on a subordinated loan during the three months ended September 30, 2023. Includes a $25.0 million write-off on a portion of a loan during the three months ended December 31, 2022.

The following table details overall statistics for our loan portfolio(A) as of September 30, 2023 (dollars in thousands):

		Total Loan Exposure(B)
	Balance Sheet Portfolio	Total Loan Portfolio	Floating Rate Loans	Fixed Rate Loans(C)
Number of loans	71	71	71	—
Principal balance	$7,565,061	$7,752,616	$7,676,697	$75,919
Amortized cost	$7,528,451	$7,716,005	$7,644,374	$71,631
Unfunded loan commitments(D)	$1,007,626	$1,007,626	$999,145	$8,481
Weighted average cash coupon(E)	8.7%	8.7%	S + 3.4%	*
Weighted average all-in yield(E)	9.0%	8.9%	S + 3.6%	*
Weighted average maximum maturity (years)(F)	2.8	2.8	2.8	1.8
LTV(G)	65%	65%	65%	n/a

*    Rounds to zero
(A)     Excludes three fully written off risk-rated 5 loans with a combined outstanding principal balance of $45.5 million.
(B)    In certain instances, we finance our loans through the non-recourse sale of a senior interest that is not included in our condensed consolidated financial statements. Total loan exposure includes the entire loan we originated and financed.
(C)    Represents mezzanine notes with commitments of $79.4 million and $5.0 million, respectively, accompanying two senior loans. $75.9 million of loan principal was funded, of which $74.4 million was placed on nonaccrual status, as of September 30, 2023. The remaining $1.5 million funded principal earned a fixed interest rate of 10.0% as of September 30, 2023. Refer to Note 3 to our condensed consolidated financial statements for additional information.
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
(F)     Maximum maturity assumes all extension options are exercised by the borrower; however, our loans may be repaid prior to such date. As of September 30, 2023, based on total loan exposure, 14.6% of our loans were subject to yield maintenance or other prepayment restrictions and 85.4% were open to repayment by the borrower without penalty.
(G)     LTV is generally based on the initial loan amount divided by the as-is appraised value as of the date the loan was originated or by the current principal amount as of the date of the most recent as-is appraised value. Weighted average LTV excludes risk-rated 5 loans.

The table below sets forth additional information relating to our portfolio as of September 30, 2023 (dollars in millions):

	Investment(A)	Location	Property Type	Investment Date	Total Whole Loan(B)	Committed Principal Amount(B)	Current Principal Amount	Net Equity(C)	Coupon(D)(E)		Max Remaining Term (Years)(D)(F)	Loan Per SF / Unit / Key(G)	LTV(D)(H)	Risk Rating
	Senior Loans(I)
1	Senior Loan	Arlington, VA	Multifamily	9/30/2021	$381.0	$381.0	$368.7	$73.7	+	3.3%	3.0	$332,167 / unit	69%	3
2	Senior Loan	Boston, MA	Life Science	8/3/2022	312.5	312.5	163.7	22.3	+	4.2	3.9	$747 / SF	56	3
3	Senior Loan	Bellevue, WA	Office	9/13/2021	520.8	260.4	172.9	53.4	+	3.7	3.5	$855 / SF	63	3
4	Senior Loan	Various	Industrial	4/28/2022	504.5	252.3	252.3	50.2	+	2.7	3.6	$98 / SF	64	3
5	Senior Loan	Mountain View, CA	Office	7/14/2021	362.8	250.0	200.9	82.3	+	3.4	2.9	$654 / SF	n.a.	5
6	Senior Loan	Bronx, NY	Industrial	8/27/2021	381.2	228.7	193.5	51.2	+	4.2	2.9	$277 / SF	52	3
7	Senior Loan	Los Angeles, CA	Multifamily	2/19/2021	220.0	220.0	220.0	40.7	+	2.9	2.4	$410,430 / unit	68	3
8	Senior Loan	Various	Multifamily	5/31/2019	206.5	206.5	206.5	41.9	+	4.0	1.7	$192,991 / unit	74	3
9	Senior Loan	Minneapolis, MN	Office	11/13/2017	199.4	199.4	194.4	89.0	+	2.3	1.8	$182 / SF	n.a.	5
10	Senior Loan	Various	Self Storage	12/21/2022	376.9	188.5	100.2	21.4	+	3.8	4.3	$21,710 / unit	69	3
11	Senior Loan	Various	Industrial	6/15/2022	375.5	187.8	169.5	33.7	+	2.9	3.8	$122 / SF	50	3
12	Senior Loan	Washington, D.C.	Office	11/9/2021	187.7	187.7	175.5	52.8	+	3.4	3.2	$492 / SF	55	4
13	Senior Loan	Boston, MA	Office	2/4/2021	375.0	187.5	187.5	37.5	+	3.4	2.4	$506 / SF	71	4
14	Senior Loan	The Woodlands, TX	Hospitality	9/15/2021	183.3	183.3	179.2	33.3	+	4.3	3.0	$197,162 / key	64	3
15	Senior Loan	Philadelphia, PA	Office	4/11/2019	176.7	176.7	155.8	101.1	+	2.6	0.1	$218 / SF	n.a.	5
16	Senior Loan	Washington, D.C.	Office	12/20/2019	175.5	175.5	169.2	79.1	+	3.5	1.3	$828 / SF	58	4
17	Senior Loan	West Palm Beach, FL	Multifamily	12/29/2021	171.5	171.5	170.9	26.0	+	2.8	3.3	$210,456 / unit	73	3
18	Senior Loan	Boston, MA	Life Science	4/27/2021	332.3	166.2	157.3	31.5	+	3.7	2.6	$653 / SF	66	3
19	Senior Loan	New York, NY	Condo (Residential)	12/20/2018	157.4	157.4	155.6	57.4	+	3.7	0.3	$2,593,978 / unit	69	3
20	Senior Loan	Plano, TX	Office	2/6/2020	150.7	150.7	150.7	23.2	+	2.8	1.4	$208 / SF	63	3
21	Senior Loan	Redwood City, CA	Life Science	9/30/2022	580.7	145.2	—	(1.1)	+	4.5	4.0	$885 / SF	53	3
22	Senior Loan	Seattle, WA	Life Science	10/1/2021	188.0	140.3	116.1	34.8	+	3.2	3.0	$741 / SF	69	3
23	Senior Loan	Dallas, TX	Office	12/10/2021	138.0	138.0	138.0	25.7	+	3.7	3.2	$439 / SF	68	3
24	Senior Loan	Boston, MA	Multifamily	3/29/2019	137.0	137.0	137.0	28.2	+	3.4	0.5	$351,282 / unit	59	3
25	Senior Loan	Arlington, VA	Multifamily	1/20/2022	135.3	135.3	132.6	31.2	+	2.9	3.4	$441,963 / unit	78	3
26	Senior Loan	Fontana, CA	Industrial	5/11/2021	132.0	132.0	106.1	39.5	+	4.7	2.7	$113 / SF	64	3
27	Senior Loan	Fort Lauderdale, FL	Hospitality	11/9/2018	130.0	130.0	130.0	24.3	+	3.5	0.2	$375,723 / key	66	3
28	Senior Loan	San Carlos, CA	Life Science	2/1/2022	195.9	125.0	98.1	31.8	+	3.6	3.4	$670 / SF	68	3
29	Senior Loan(J)	Various	Industrial	6/30/2021	242.0	121.0	96.5	39.2	+	5.5	2.8	$75 / SF	62	3
30	Senior Loan(K)	Philadelphia, PA	Office	6/19/2018	116.5	116.5	112.6	19.5	+	3.3	3.4	$115 / SF	53	3
31	Senior Loan	Cambridge, MA	Life Science	12/22/2021	401.3	115.7	83.5	23.9	+	4.0	3.3	$1,072 / SF	51	3
32	Senior Loan	Pittsburgh, PA	Student Housing	6/8/2021	112.5	112.5	112.5	17.2	+	3.0	2.7	$155,602 / unit	74	3
33	Senior Loan	Miami, FL	Multifamily	10/28/2022	110.4	110.4	94.0	22.7	+	3.8	4.1	$333,333 / unit	51	3
34	Senior Loan	West Hollywood, CA	Multifamily	1/26/2022	107.0	107.0	103.5	17.0	+	3.1	3.4	$2,797,812 / unit	65	4
35	Senior Loan	Las Vegas, NV	Multifamily	12/28/2021	106.3	106.3	102.0	17.4	+	2.8	3.3	$193,182 / unit	75	3
36	Senior Loan(L)	Chicago, IL	Office	7/15/2019	105.0	105.0	88.4	17.7	+	2.3	4.9	$85 / SF	57	3
37	Senior Loan	San Diego, CA	Multifamily	10/20/2021	103.5	103.5	103.5	18.8	+	2.9	3.1	$448,052 / unit	71	3

	Investment(A)	Location	Property Type	Investment Date	Total Whole Loan(B)	Committed Principal Amount(B)	Current Principal Amount	Net Equity(C)	Coupon(D)(E)		Max Remaining Term (Years)(D)(F)	Loan Per SF / Unit / Key(G)	LTV(D)(H)	Risk Rating
38	Senior Loan	Orlando, FL	Multifamily	12/14/2021	102.4	102.4	93.6	23.6	+	3.1	3.3	$246,959 / unit	74	3
39	Senior Loan	Boston, MA	Industrial	6/28/2022	285.5	100.0	99.3	20.4	+	3.0	3.8	$198 / SF	52	3
40	Senior Loan	Washington, D.C.	Office	1/13/2022	228.5	100.0	61.5	10.5	+	3.3	4.4	$225 / SF	55	3
41	Senior Loan	Phoenix, AZ	Industrial	1/13/2022	195.3	100.0	56.5	20.1	+	4.0	3.4	$57 / SF	57	3
42	Senior Loan	Cary, NC	Multifamily	11/21/2022	100.0	100.0	95.0	18.5	+	3.4	4.2	$243,656 / unit	63	3
43	Senior Loan	Brisbane, CA	Life Science	7/22/2021	95.0	95.0	90.8	17.9	+	3.1	2.9	$784 / SF	71	3
44	Senior Loan	Brandon, FL	Multifamily	1/13/2022	90.3	90.3	66.8	9.5	+	3.1	3.4	$194,102 / unit	75	3
45	Senior Loan	Dallas, TX	Multifamily	12/23/2021	90.0	90.0	79.1	16.2	+	2.9	3.3	$243,477 / unit	67	3
46	Senior Loan	Miami, FL	Multifamily	10/14/2021	89.5	89.5	89.5	17.4	+	2.9	3.1	$304,422 / unit	76	3
47	Senior Loan	Dallas, TX	Office	1/22/2021	87.0	87.0	87.0	19.5	+	3.4	2.4	$294 / SF	63	3
48	Senior Loan	Charlotte, NC	Multifamily	12/14/2021	86.8	86.8	82.1	17.3	+	3.1	3.3	$223,100 / unit	74	3
49	Senior Loan	San Antonio, TX	Multifamily	6/1/2022	246.5	86.3	80.3	19.8	+	2.8	3.7	$103,007 / unit	68	3
50	Senior Loan	Scottsdale, AZ	Multifamily	5/9/2022	169.0	84.5	84.5	13.0	+	2.9	3.7	$457,995 / unit	64	3
51	Senior Loan	Raleigh, NC	Multifamily	4/27/2022	82.9	82.9	78.9	15.4	+	3.0	3.6	$246,448 / unit	68	3
52	Senior Loan	Hollywood, FL	Multifamily	12/20/2021	81.0	81.0	81.0	15.0	+	3.1	3.3	$327,935 / unit	74	3
53	Senior Loan	Phoenix, AZ	Single Family Rental	4/22/2021	72.1	72.1	64.0	20.3	+	4.9	2.6	$157,092 / unit	50	3
54	Senior Loan	Denver, CO	Multifamily	9/14/2021	70.3	70.3	70.2	12.3	+	2.8	3.0	$290,216 / unit	78	3
55	Senior Loan	Washington, D.C.	Multifamily	12/4/2020	69.0	69.0	66.8	10.7	+	3.6	2.2	$267,000 / unit	63	3
56	Senior Loan	Dallas, TX	Multifamily	8/18/2021	68.2	68.2	68.2	10.1	+	3.9	2.9	$189,444 / unit	70	3
57	Senior Loan	Manassas Park, VA	Multifamily	2/25/2022	68.0	68.0	68.0	13.3	+	2.7	3.4	$223,684 / unit	73	3
58	Senior Loan	Plano, TX	Multifamily	3/31/2022	67.8	67.8	67.4	19.0	+	2.8	3.5	$253,226 / unit	75	3
59	Senior Loan	Nashville, TN	Hospitality	12/9/2021	66.0	66.0	64.7	10.1	+	3.7	3.3	$281,237 / key	68	3
60	Senior Loan	Oakland, CA	Office	10/23/2020	205.5	64.4	44.5	7.0	+	4.4	2.1	$137 / SF	55	2
61	Senior Loan	Atlanta, GA	Multifamily	12/10/2021	61.5	61.5	59.1	14.9	+	3.0	3.3	$195,696 / unit	67	3
62	Senior Loan	Durham, NC	Multifamily	12/15/2021	60.0	60.0	56.0	12.2	+	3.0	3.3	$162,183 / unit	67	3
63	Senior Loan	San Antonio, TX	Multifamily	4/20/2022	57.6	57.6	56.3	10.4	+	2.7	3.6	$164,611 / unit	79	3
64	Senior Loan	Sharon, MA	Multifamily	12/1/2021	56.9	56.9	56.9	8.4	+	2.9	3.2	$296,484 / unit	70	3
65	Senior Loan	Queens, NY	Industrial	2/22/2022	55.3	55.3	53.9	14.9	+	4.0	0.9	$87 / SF	68	3
66	Senior Loan	Reno, NV	Industrial	4/28/2022	140.4	50.5	50.5	11.3	+	2.7	3.6	$117 / SF	74	3
67	Senior Loan	Carrollton, TX	Multifamily	4/1/2022	48.5	48.5	47.2	13.4	+	2.9	3.5	$147,371 / unit	74	3
68	Senior Loan	Dallas, TX	Multifamily	4/1/2022	43.9	43.9	42.2	11.1	+	2.9	3.5	$118,419 / unit	73	3
69	Senior Loan	Georgetown, TX	Multifamily	12/16/2021	41.8	41.8	41.8	10.3	+	3.4	3.3	$199,048 / unit	68	3
70	Senior Loan	San Diego, CA	Multifamily	4/29/2022	203.0	40.0	39.7	6.6	+	2.6	3.6	$455,485 / unit	63	3
71	Senior Loan	Denver, CO	Industrial	12/11/2020	15.4	15.4	10.8	6.9	+	3.8	2.3	$47 / SF	61	2
	Total/Weighted Average Senior Loans Unlevered				$12,293.8	$8,777.0	$7,752.6	$1,887.1	+	3.3%	2.8		65%	3.2
	Non-Senior Loans
	CMBS B-Pieces
1	RECOP I(M)	Various	Various	2/13/2017	n.a.	40.0	35.7	35.7		4.8	5.7	n.a.	58	n.a.
	Total/Weighted Average CMBS B-Pieces Unlevered					$40.0	$35.7	$35.7		4.8%	5.7		58%

	Investment(A)	Location	Property Type	Investment Date	Total Whole Loan(B)	Committed Principal Amount(B)	Current Principal Amount	Net Equity(C)	Coupon(D)(E)	Max Remaining Term (Years)(D)(F)	Loan Per SF / Unit / Key(G)	LTV(D)(H)	Risk Rating
	Real Estate Owned
1	Real Estate Asset	Portland, OR	Retail	12/16/2021	n.a.	n.a.	81.6	81.6	n.a.	n.a.	n.a.	n.a.	n.a.
	Total/Weighted Average Real Estate Owned						$81.6	$81.6
	Grand Total / Weighted Average					$8,817.0	$7,869.9	$2,004.4	8.7%	2.8		65%	3.2
*    Numbers presented may not foot due to rounding.

(A)    Our total portfolio represents the current principal amount on senior and mezzanine loans, net equity in RECOP I, which holds CMBS B-Piece investments, and net carrying value of our sole REO investment. Excludes one mezzanine loan with an outstanding principal of $5.5 million that was fully written off.
For Senior Loan 9, the total whole loan is $199.4 million, including (i) a fully funded senior mortgage loan of $120.0 million, at an interest rate of S+2.25% and (ii) a mezzanine note with a commitment of $79.4 million, of which $74.4 million was funded as of September 30, 2023, at a fixed interest rate of 4.5%. The mezzanine note interest is payment-in-kind (“PIK Interest”), which is capitalized, compounded, and added to the outstanding principal balance of the respective loans.
For Senior Loan 13, the total whole loan is $375.0 million, co-originated and co-funded by us and a KKR affiliate. Our interest is 50% of the loan or $187.5 million, of which $150.0 million in senior notes were syndicated to a third party. Post syndication, we retained a mezzanine loan with a commitment of $37.5 million, fully funded as of September 30, 2023, at an interest rate of S+7.96%.
For Senior Loan 34, the total whole loan is $107.0 million, including (i) a fully funded senior mortgage loan of $102.0 million, at an interest rate of S+3.06%, (ii) a senior mezzanine note with $0.8 million funded as of September 30, 2023, at a fixed interest rate of 10.0% and (iii) a fully funded junior mezzanine note of $0.8 million, at a fixed interest rate 10.0% with certain profit share provisions, as defined in the loan agreement.
For Senior Loan 60, the total whole loan is $205.5 million, co-originated and co-funded by us and a KKR affiliate. Our interest is 31% of the loan or $64.4 million, of which $54.3 million in senior notes were syndicated to third party lenders. Post syndication, we retained a mezzanine loan with a commitment of $10.1 million, of which $7.0 million was funded as of September 30, 2023, at an interest rate of S+13.02%.
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
(G)    Loan Per SF / Unit / Key is based on the current principal amount divided by the current SF / Unit / Key. For Senior Loans 2, 3, 6, 21, 26, 29, 31, 41, 53, and 71, Loan Per SF / Unit / Key is calculated as the total commitment amount of the loan divided by the proposed SF / Unit / Key.
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
For Senior Loans 2, 3, 6, 21, 26, 29, 31, 41, 53, and 71, LTV is calculated as the total commitment amount of the loan divided by the as-stabilized value as of the date the loan was originated.
(I)    Senior loans include senior mortgages and similar credit quality investments, including junior participations in our originated senior loans for which we have syndicated the senior participations and retained the junior participations for our portfolio and excludes vertical loan participations.
(J)    For Senior Loan 29, the total whole loan facility is $242.0 million, co-originated and co-funded by us and a KKR affiliate. Our interest was 50% of the facility or $121.0 million. The facility is comprised of individual cross-collateralized whole loans. As of September 30, 2023, there were eight underlying senior loans in the facility with a commitment of $121.0 million and outstanding principal of $96.5 million.
(K)    For Senior Loan 30, Total Whole Loan, Committed Principal Amount, and Current Principal Amount excludes junior mezzanine notes with a total outstanding principal of $25.0 million that was fully written off.
(L)    For Senior Loan 36, Total Whole Loan, Committed Principal Amount, and Current Principal Amount excludes a subordinated note with a total outstanding principal of $15.0 million that was fully written off.
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

As of September 30, 2023, the average risk rating of our loan portfolio was 3.2, weighted by total loan exposure, consistent with that as of December 31, 2022.

September 30, 2023					December 31, 2022
Risk Rating	Number of Loans(A)	Carrying Value	Total Loan Exposure(A)	Total Loan Exposure %*	Number of Loans(A)	Carrying Value	Total Loan Exposure(B)	Total Loan Exposure %*
1	—	$—	$—	—%	—	$—	$—	—%
2	2	17,788	55,312	1	—	—	—	—
3	62	6,485,837	6,510,433	84	70	6,560,166	6,864,941	88
4	4	484,653	635,773	8	3	443,957	446,322	6
5	3	540,173	551,098	7	3	490,015	489,214	6
Total loan receivable	71	$7,528,451	$7,752,616	100%	76	$7,494,138	$7,800,477	100%
Allowance for credit losses		(218,992)				(106,974)
Loan receivable, net		$7,309,459				$7,387,164
*Numbers presented may not foot due to rounding.

(A)    Excludes three fully written off risk-rated 5 loans with a combined outstanding principal balance of $45.5 million as of September 30, 2023.
Excludes one fully written off risk-rated 5 loan with an outstanding principal balance of $5.5 million as of December 31, 2022.
(B)    In certain instances, KREF finances its loans through the non-recourse sale of a senior interest that is not included in the condensed consolidated financial statements. Total loan exposure includes the entire loan KREF originated and financed, including $187.6 million and $263.1 million of such non-consolidated interests as of September 30, 2023 and December 31, 2022, respectively.

In January 2023, we completed the modification of a risk-rated 5 senior office loan located in Philadelphia, PA, with an outstanding principal balance of $161.0 million. The terms of the modification included, among others, a $25.0 million principal repayment and a restructure of the $136.0 million senior loan (after the $25.0 million repayment) into (i) a $116.5 million committed senior mortgage loan (with $5.5 million in unfunded commitment) and (ii) a $25.0 million junior mezzanine note. The restructured senior loan earns a coupon rate of S+3.25% and has a new term of up to four years, assuming all extension options are exercised. The $25.0 million junior mezzanine note is subordinate to a new $41.5 million committed senior mezzanine note held by the sponsor (with $16.5 million in unfunded commitment). As of December 31, 2022, $25.0 million of the loan was deemed uncollectible and written off, which was applied to the junior mezzanine note upon completion of the modification. The restructured senior loan with an outstanding principal balance of $112.6 million was risk-rated 3 as of September 30, 2023.

In June 2023, we completed the modification of a risk-rated 4 senior multifamily loan located in West Hollywood, CA, with an outstanding principal balance of $102.0 million as of March 31, 2023. The terms of the modification included, among others, an additional borrower deposit in escrow in exchange for an upsize in the loan commitment structured as (i) an accompanying senior mezzanine note with a commitment of $4.2 million, at a fixed interest rate of 10.0%, and (ii) an accompanying junior mezzanine note with a commitment of $0.8 million, at a fixed interest rate of 10.0% with certain profit share provisions, as defined in the loan agreement. As of September 30, 2023, the senior mezzanine note had an outstanding principal balance of $0.8 million, while the junior mezzanine note was fully funded. The restructured whole loan with an outstanding principal balance of $103.5 million was risk-rated 4 as of September 30, 2023.

In June 2023, we completed the modification of a risk-rated 5 senior office loan located in Minneapolis, MN, with an outstanding principal balance of $194.4 million as of March 31, 2023. The terms of the modification included, among others, a restructure of the $194.4 million senior loan into (i) a $120.0 million senior mortgage loan (fully funded) and (ii) a $79.4 million mezzanine note (with $5.0 million in unfunded commitment). The restructured senior loan earns a coupon rate of S+2.25% and the mezzanine note earns a fixed 4.5% PIK interest rate. Post modification, the whole loan’s maximum maturity is July 2025, assuming all extension options are exercised. The restructured whole loan with an outstanding principal balance of $194.4 million was risk-rated 5 as of September 30, 2023.

In September 2023, we completed the modification of a risk-rated 4 senior office loan located in Chicago, IL, with an outstanding principal balance of $118.4 million. The terms of the modification included, among others, a $15.0 million principal repayment, a $15.0 million reduction in unfunded loan commitment, and a restructure of the $103.4 million senior loan (after the $15.0 million repayment) into (i) a $105.0 million committed senior mortgage loan (with $16.6 million in unfunded commitment) and (ii) a $15.0 million subordinated note. The restructured senior loan earns a coupon rate of S+2.25% and has a new term of five years. The $15.0 million subordinated note is subordinate to a new $18.5 million sponsor interest and was deemed uncollectible and written off. The restructured senior loan with an outstanding principal balance of $88.4 million was risk-rated 3 as of September 30, 2023.

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

Our Non-Mark-to-Market Financing Sources, which accounted for 76% of our total financing as of September 30, 2023, are not subject to credit or capital markets mark-to-market provisions. The remaining 24% of our total financing, which is primarily comprised of three master repurchase agreements, are only subject to credit marks.

We continue to expand and diversify our financing sources, especially those sources that provide non-mark-to-market financing, reducing our exposure to market volatility.

The following table summarizes our financing (dollars in thousands):

		Financing Outstanding Principal Balance
	Non-/Mark-to-Market	September 30, 2023	December 31, 2022
Master repurchase agreements	Mark-to-Credit	$1,520,508	$1,436,166
Collateralized loan obligations	Non-Mark-to-Market	1,942,750	1,942,750
Term lending agreements	Non-Mark-to-Market	1,406,013	1,530,105
Term loan facility	Non-Mark-to-Market	565,748	631,557
Secured term loan	Non-Mark-to-Market	343,875	346,500
Asset specific financing	Non-Mark-to-Market	239,136	172,873
Warehouse facility	Non-Mark-to-Market	—	—
Revolver	Non-Mark-to-Market	110,000	—
Non-consolidated senior interests	Non-Mark-to-Market	187,554	263,086
Total financing		$6,315,584	$6,323,037

Financing Agreements

The following table details our financing agreements (dollars in thousands):

	September 30, 2023
	Maximum	Collateral	Borrowings
	Facility Size(A)	Assets(B)	Potential(C)	Outstanding	Available
Master Repurchase Agreements
Wells Fargo	$1,000,000	$989,053	$691,590	$674,076	$17,514
Morgan Stanley	600,000	757,964	522,531	506,232	16,299
Goldman Sachs	400,000	609,137	381,107	340,200	40,907
Term Loan Facility	1,000,000	709,109	565,748	565,748	—
Term Lending Agreements
KREF Lending IX	1,000,000	960,518	767,316	767,105	211
KREF Lending V	333,522	465,578	333,522	333,522	—
KREF Lending XII	350,000	224,674	169,042	166,771	2,271
BMO Facility	300,000	179,601	139,109	138,615	494
Warehouse Facility
HSBC	500,000	—	—	—	—
Asset Specific Financing
KREF Lending XIII	265,625	163,692	139,136	139,136	—
KREF Lending XIV	125,000	—	—	—	—
KREF Lending XI	100,000	125,000	100,000	100,000	—
Revolver	610,000	—	610,000	110,000	500,000
	$6,584,147	$5,184,326	$4,419,101	$3,841,405	$577,696

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

Each of our existing master repurchase facilities includes "credit mark-to-market" features. "Credit mark-to-market" provisions in repurchase facilities are designed to keep the lenders' credit exposure generally constant as a percentage of the underlying collateral value of the assets pledged as security to them. If the credit underlying collateral value decreases, the gross amount of leverage available to us will be reduced as our assets are marked-to-market, which would reduce our liquidity. The lender under the applicable repurchase facility sets the valuation and any revaluation of the collateral assets in its sole, good faith discretion. As a contractual matter, the lender has the right to reset the value of the assets at any time based on then-current market conditions, but the market convention is to reassess valuations on a monthly, quarterly and annual basis using the financial information delivered pursuant to the facility documentation regarding the real property, borrower and guarantor under such underlying loans. Generally, if the lender determines (subject to certain conditions) that the market value of the collateral in a repurchase transaction has decreased by more than a defined minimum amount, the lender may require us to provide additional collateral or lead to margin calls that may require us to repay all or a portion of the funds advanced. We closely monitor our liquidity and intend to maintain sufficient liquidity on our balance sheet in order to meet any margin calls in the event of any significant decreases in asset values. As of September 30, 2023 and December 31, 2022, the weighted average haircut under our repurchase agreements was 35.5% and 31.5%, respectively (or 32.3% and 25.6%, respectively, if we had borrowed the maximum amount approved by its repurchase agreement counterparties as of such dates). In addition, our existing master repurchase facilities are not entirely term-matched financings and may mature before our CRE debt investments that represent underlying collateral to those financings. As we negotiate renewals and extensions of these liabilities, we may experience lower advance rates and higher pricing under the renewed or extended agreements.

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

In June 2019, we entered into a Master Repurchase and Securities Contract Agreement ("KREF Lending V Facility") with Morgan Stanley Mortgage Capital Holdings LLC ("Administrative Agent"), as administrative agent on behalf of Morgan Stanley Bank, N.A. ("Initial Buyer"), which provides non-mark-to-market financing. In June 2023, the current stated maturity was extended to June 2024, subject to two additional one-year extension options, which we may exercise upon the satisfaction of certain customary conditions and thresholds. The Initial Buyer subsequently syndicated a portion of the facility to multiple financial institutions. As of September 30, 2023, the Initial Buyer held 23% of the total commitment under the facility.

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

The following table outlines the CLO collateral assets and respective borrowing (dollars in thousands):

	September 30, 2023
	Count	Outstanding Principal	Amortized Cost	Carrying Value	Wtd. Avg. Yield/Cost(A)	Wtd. Avg. Term(B)
KREF 2021-FL2
Collateral assets(C)(D)	19	$1,300,000	$1,300,000	$1,289,629	S + 3.2%	June 2026
Financing provided	1	1,095,250	1,095,097	1,095,097	S + 1.5%	February 2039
KREF 2022-FL3
Collateral assets(C)(D)	16	$1,000,000	$1,000,000	$989,101	S + 3.0%	September 2026
Financing provided	1	847,500	846,017	846,017	S + 2.2%	February 2039

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
(C)Collateral assets represent 29.7% of the principal of our commercial real estate loans as of September 30, 2023. As of September 30, 2023, 100% of our loans financed through the CLOs are floating rate loans.
(D)Including $10.0 million cash held in the KREF 2021-FL2 as of September 30, 2023. Including $14.4 million and $14.4 million of loan repayment proceeds held by a servicer and receivable by KREF 2021-FL2 and KREF 2022-FL3, respectively, as of September 30, 2023.

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

The following table details the subordinate interests retained on our balance sheet and the related non-consolidated senior interests (dollars in thousands):

	September 30, 2023
Non-Consolidated Senior Interests	Count	Principal Balance	Carrying Value	Wtd. Avg. Yield/Cost	Guarantee	Wtd. Avg. Term
Total loan	2	$232,024	n.a	S + 3.6%	n.a.	January 2026
Senior participation	2	187,554	n.a	S + 2.3%	n.a.	January 2026
Interests retained		44,470		S + 8.8%		January 2026

Secured Term Loan

In September 2020, we entered into a $300.0 million secured term loan at a price of 97.5%. The secured term loan is partially amortizing, with an amount equal to 1.0% per annum of the principal balance due in quarterly installments. In November 2021, we completed a repricing of a $297.8 million existing secured term loan and a $52.2 million add-on, for an aggregate principal amount of $350.0 million, which was issued at par. In June 2023, the secured term loan was amended to transition the benchmark rate from LIBOR to SOFR. The new secured term loan bears interest at Adjusted Term SOFR, as defined in the secured term loan agreements, plus a 3.50% margin, and is subject to a 0.50% SOFR floor.

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

Borrowing Activities

The following tables provide additional information regarding our borrowings (dollars in thousands):

		Nine Months Ended September 30, 2023
	Outstanding Principal as of September 30, 2023	Average Daily Amount Outstanding(A)	Maximum Amount Outstanding	Weighted Average Daily Interest Rate
Master Repurchase Agreements
Wells Fargo	$674,076	$679,914	$714,666	6.5%
Morgan Stanley	506,232	550,500	594,537	6.9
Goldman Sachs	340,200	280,220	362,250	7.5
Term Loan Facility	565,748	598,311	644,378	6.8
Term Lending Agreements
KREF Lending IX	767,105	749,582	767,105	6.7
KREF Lending V	333,522	439,945	502,878	6.9
KREF Lending XII	166,771	164,936	166,771	6.3
BMO Facility	138,615	138,615	138,615	6.8
Asset Specific Financing
KREF Lending XIII	139,136	104,847	139,136	8.0
KREF Lending XIV	—	—	—	—
KREF Lending XI	100,000	100,000	100,000	7.7
Revolver	110,000	31,099	150,000	7.2
Total/Weighted Average	$3,841,405			6.8%

(A)    Represents the average for the period the facility was outstanding.

	Average Daily Amount Outstanding(A)
	Three Months Ended
	September 30, 2023	June 30, 2023
Master Repurchase Agreements
Wells Fargo	$681,406	$682,498
Morgan Stanley	506,232	552,152
Goldman Sachs	357,696	302,828
Term Loan Facility	565,748	595,071
Term Lending Facility
KREF Lending IX	763,514	752,850
KREF Lending V	355,493	472,936
KREF Lending XII	166,771	166,771
BMO Facility	138,615	138,615
Asset Specific Financing
KREF Lending XIII	129,726	104,383
KREF Lending XIV	—	—
KREF Lending XI	100,000	100,000
Revolver	52,609	40,110

(A)    Represents the average for the period the debt was outstanding.

Covenants—Each of our repurchase facilities, term lending agreements, warehouse facility and our Revolver contain customary terms and conditions, including, but not limited to, negative covenants relating to restrictions on our operations with respect to our status as a REIT, and financial covenants, such as:

•a trailing four quarter interest income to interest expense ratio covenant (1.4 to 1.0);
•a consolidated tangible net worth covenant (75.0% of the aggregate net cash proceeds of any equity issuances made and any capital contributions received by us and KKR Real Estate Finance Holdings L.P. (our "Operating Partnership") or up to approximately $1,353.4 million, depending on the agreement;

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

As of September 30, 2023, we were in compliance with the covenants of our financing facilities.

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

Concurrently with taking the title to the REO asset, we contributed a portion of the REO asset to a joint venture (the "REO JV") with a third party local development operator (“JV Partner”), whereby we have a 90% interest and the JV Partner has a 10% interest. As of September 30, 2023, the REO JV held REO assets with a net carrying value of $71.9 million. We have priority of distributions up to $76.4 million before the JV Partner can participate in the economics of the REO JV.

Results of Operations

Three Months Ended September 30, 2023 Compared to Three Months Ended June 30, 2023

The following table summarizes the changes in our results of operations for three months ended September 30, 2023 and June 30, 2023 (dollars in thousands, except per share data):

	Three Months Ended		Increase (Decrease)
	September 30, 2023	June 30, 2023	Dollars	Percentage
Net Interest Income
Interest income	$163,229	$159,629	$3,600	2%
Interest expense	118,617	115,677	2,940	3
Total net interest income	44,612	43,952	660	2
Other Income
Revenue from real estate owned operations	1,795	1,984	(189)	(10)
Income (loss) from equity method investments	839	551	288	52
Other income	2,809	4,437	(1,628)	(37)
Total other income	5,443	6,972	(1,529)	(22)
Operating Expenses
General and administrative	4,788	4,710	78	2
Provision for (reversal of ) credit losses, net	8,814	56,335	(47,521)	(84)
Management fee to affiliate	6,566	6,559	7	—
Incentive compensation to affiliate	69	611	(542)	(89)
Expenses from real estate owned operations	2,819	2,656	163	6
Total operating expenses	23,056	70,871	(47,815)	(67)
Income (Loss) Before Income Taxes, Noncontrolling Interests, Preferred Dividends and Participating Securities' Share in Earnings	26,999	(19,947)	46,946	235
Income tax expense	165	177	(12)	(7)
Net Income (Loss)	26,834	(20,124)	46,958	233
Net income (loss) attributable to noncontrolling interests	(307)	(96)	(211)	220
Net Income (Loss) Attributable to KKR Real Estate Finance Trust Inc. and Subsidiaries	27,141	(20,028)	47,169	236
Preferred stock dividends	5,326	5,326	—	—
Participating securities' share in earnings	414	418	(4)	(1)
Net Income (Loss) Attributable to Common Stockholders	$21,401	$(25,772)	$47,173	183

Net Income (Loss) Per Share of Common Stock
Basic	$0.31	$(0.37)	$0.68	184
Diluted	$0.31	$(0.37)	$0.68	184

Weighted Average Number of Shares of Common Stock Outstanding
Basic	69,122,636	69,115,654	6,982	—
Diluted	69,122,636	69,115,654	6,982	—

Dividends Declared per Share of Common Stock	$0.43	$0.43	$—	—

Net Interest Income

Net interest income increased by $0.7 million during the three months ended September 30, 2023, as compared to the preceding three-month period. This increase was primarily due to an increase in index rates. We recognized $5.4 million of deferred loan fees and origination discounts accreted into interest income during the three months ended September 30, 2023, as compared to $6.5 million for the preceding period. We recorded $6.6 million of deferred financing costs amortization into interest expense during the three months ended September 30, 2023, as compared to $7.1 million for the preceding period.

Other Income

Total other income decreased by $1.5 million during the three months ended September 30, 2023, as compared to the preceding period. This decrease was primarily due to $1.3 million of nonrecurring REO insurance proceeds received in the preceding period.

Operating Expenses

Total operating expenses decreased by $47.8 million during the three months ended September 30, 2023, as compared to the preceding period. This decrease was primarily due to a net decrease of $47.5 million in the provision for credit losses.

Nine months ended September 30, 2023 Compared to Nine months ended September 30, 2022

The following table summarizes the changes in our results of operations for the nine months ended September 30, 2023 and 2022 (dollars in thousands, except per share data):

	Nine Months Ended September 30,		Increase (Decrease)
	2023	2022	Dollars	Percentage
Net Interest Income
Interest income	$475,388	$278,460	$196,928	71%
Interest expense	340,270	144,503	195,767	135
Total net interest income	135,118	133,957	1,161	1
Other Income
Revenue from real estate owned operations	6,025	6,554	(529)	(8)
Income (loss) from equity method investments	1,043	3,835	(2,792)	(73)
Other income	9,957	3,992	5,965	149
Total other income (loss)	17,025	14,381	2,644	18
Operating Expenses
General and administrative	14,188	13,040	1,148	9
Provision for (reversal of ) credit losses, net	125,616	91,184	34,432	38
Management fee to affiliate	19,648	19,102	546	3
Incentive compensation to affiliate	2,491	—	2,491	n.m.
Expenses from real estate owned operations	8,233	7,520	713	9
Total operating expenses	170,176	130,846	39,330	30
Income (Loss) Before Income Taxes, Noncontrolling Interests, Preferred Dividends and Participating Securities' Share in Earnings	(18,033)	17,492	(35,525)	(203)
Income tax expense	511	—	511	n.m.
Net Income (Loss)	(18,544)	17,492	(36,036)	(206)
Net income (loss) attributable to noncontrolling interests	(580)	(283)	(297)	105
Net Income (Loss) Attributable to KKR Real Estate Finance Trust Inc. and Subsidiaries	(17,964)	17,775	(35,739)	(201)
Preferred stock dividends	15,978	15,978	—	—
Participating securities' share in earnings	1,239	1,028	211	21
Net Income (Loss) Attributable to Common Stockholders	$(35,181)	$769	$(35,950)	(4,675)

Net Income (Loss) Per Share of Common Stock
Basic	$(0.51)	$0.01	$(0.52)	(5,200)
Diluted	$(0.51)	$0.01	$(0.52)	(5,200)

Weighted Average Number of Shares of Common Stock Outstanding
Basic	69,111,201	67,029,140	2,082,061	3
Diluted	69,111,201	67,029,140	2,082,061	3

Dividends Declared per Share of Common Stock	$1.29	$1.29	$—	—

Net Interest Income

Net interest income increased by $1.2 million, during the nine months ended September 30, 2023, as compared to the corresponding period in the prior year. Interest income and interest expense both increased primarily due to higher index rates. The increases were further due to increases in the weighted average principal of our loan portfolio and financing facilities for the nine months ended September 30, 2023, as compared to the prior year period. The increase was partially offset by the suspension of interest income accrual on loans accounted for under the cost recovery method. During the nine months ended September 30, 2023, $9.8 million of interest collections on nonaccrual loans were applied as a cost reduction to the loan amortized cost.

We recognized $17.8 million of deferred loan fees and origination discounts accreted into interest income during the nine months ended September 30, 2023, as compared to $18.9 million during the prior year period. We recorded $20.4 million of deferred financing costs amortization into interest expense during the nine months ended September 30, 2023, as compared to $17.1 million during the prior year period.

Other Income

Total other income increased by $2.6 million during the nine months ended September 30, 2023, as compared to the prior year period. This increase was primarily due to a $7.0 million increase in interest income earned on our cash balances, as compared to the prior year period, resulting from higher market rates. The increase was partially offset by (i) a $2.8 million change in an unrealized mark-to-market adjustment on our RECOP I's underlying CMBS investments, as compared to the prior year period, and (ii) a nonrecurring $1.3 million of profit sharing income in connection with the repayment of an industrial senior loan during the prior year period.

Operating Expenses

Total operating expenses increased by $39.3 million during the nine months ended September 30, 2023, as compared to the prior year period. This increase was primarily due to a net increase of $34.4 million in the provision for credit losses and a $2.5 million increase in Manager incentive compensation.

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

While the global economy has largely re-opened, the longer-term macro-economic effects of the pandemic continue to impact many industries, including those of certain of our borrowers. In addition, the COVID-19 pandemic has contributed to global supply chain disruptions, labor shortages and has broad inflationary pressures, each of which has a potential negative impact on our borrowers’ ability to execute on their business plans and potentially their ability to perform under the terms of their loan obligations. The Federal Reserve has raised interest rates eleven times since January 2022, and has signaled that further increases may be forthcoming. Higher interest rates imposed by the Federal Reserve to address inflation may adversely impact real estate asset values and increase our interest expense, which expense may not be fully offset by any resulting increase in interest income, and may lead to decreased prepayments from our borrowers and an increase in the number of our borrowers who exercise extension options.

Liquidity and Capital Resources

Overview

We have capitalized our business to date primarily through the issuance and sale of our common stock and preferred stock, borrowings from our Non-Mark-to-Market Financing Sources(1), and borrowings from three master repurchase agreements. Our Non-Mark-to-Market Financing Sources, which accounted for 76% of our total financing as of September 30, 2023, are not subject to credit or capital markets mark-to-market provisions. The remaining 24% of our total financing, which are comprised of three master repurchase agreements, are only subject to credit marks. We have not received any margin calls on our master repurchase agreements to date.

Our primary sources of liquidity include $108.0 million of cash on our Condensed Consolidated Balance Sheet, $500.0 million of available capacity on our corporate Revolver, $77.7 million of available borrowings under our financing arrangements based on existing collateral, $30.0 million net loan repayment proceeds held by a servicer and receivable by us, and cash flows from operations. In addition, we had $22.9 million of unencumbered senior loans that can be financed, as of September 30, 2023. Our corporate Revolver and secured term loan are secured by corporate level guarantees and include net equity interests in the investment portfolio. We may seek additional sources of liquidity from syndicated financing, other borrowings (including borrowings not related to a specific investment) and future offerings of equity and debt securities.

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

As described in Note 9 to our condensed consolidated financial statements, we have off-balance sheet arrangements related to VIEs that we account for using the equity method of accounting and in which we hold an economic interest or have a capital commitment. Our maximum risk of loss associated with our interests in these VIEs is limited to the carrying value of our investment in the entity and any unfunded capital commitments. As of September 30, 2023, we held $35.5 million of interests in such entities, which does not include a remaining commitment of $4.3 million to RECOP I that we are required to fund if called.

The nine months ended September 30, 2023 witnessed significant volatility in the banking sector as a result of disruptions to the banking system and financial market volatility resulting from multiple bank failures. While we maintained no accounts at these failed banks, substantially all of our cash currently on deposit with other major financial institutions exceeds insured limits. We limit exposure relating to our short-term financial instruments by diversifying these financial instruments among various counterparties. Generally, deposits may be redeemed upon demand and are maintained with financial institutions with reputable credit and therefore we believe bear minimal credit risk.

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

We have also entered into an equity distribution agreement with certain sales agents, pursuant to which we may sell, from time to time, up to an aggregate sales price of $100.0 million of our common stock, pursuant to a continuous offering program (the “ATM”), under the Shelf. Sales of our common stock made pursuant to the ATM may be made in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act. During the nine months ended September 30, 2023, we did not sell any shares of common stock under the ATM. As of September 30, 2023, $93.2 million remained available for issuance under the ATM.

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

Debt-to-Equity Ratio and Total Leverage Ratio

The following table presents our debt-to-equity ratio and total leverage ratio:

	September 30, 2023	December 31, 2022
Debt-to-equity ratio(A)	2.3x	2.0x
Total leverage ratio(B)	4.1x	3.8x

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

Sources of Liquidity

Our primary sources of liquidity include cash and cash equivalents and available borrowings under our secured financing agreements, inclusive of our Revolver. Amounts available under these sources as of the date presented are summarized in the following table (dollars in thousands):

	September 30, 2023	December 31, 2022
Cash and cash equivalents	$108,038	$239,791
Available borrowings under revolving credit agreements	500,000	610,000
Available borrowings under master repurchase agreements	74,720	94,426
Available borrowings under term lending agreements	2,976	7,583
Loan principal payments held by a servicer	30,000	—
	$715,734	$951,800

We also had $22.9 million and $179.4 million of unencumbered senior loans that can be pledged to financing facilities subject to lender approval, as of September 30, 2023 and December 31, 2022, respectively. In addition to our primary sources of liquidity, we have the ability to access further liquidity through our ATM program and public offerings of debt and equity securities. Our existing loan portfolio also provides us with liquidity as loans are repaid or sold, in whole or in part, and the proceeds from repayment become available for us to invest.

Cash Flows

The following table sets forth changes in cash and cash equivalents for the nine months ended September 30, 2023 and 2022 (dollars in thousands):

	Nine Months Ended September 30,
	2023	2022
Cash Flows From Operating Activities	$118,874	$103,953
Cash Flows From Investing Activities	(62,986)	(970,596)
Cash Flows From Financing Activities	(184,881)	783,510
Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	$(128,993)	$(83,133)

Cash Flows from Operating Activities

Our cash flows from operating activities were primarily driven by our net interest income, which is driven by the income generated by our investments less financing costs. The following table sets forth interest received from, and paid for, our investments for the nine months ended September 30, 2023 and 2022 (dollars in thousands):

	Nine Months Ended September 30,
	2023	2022
Interest Received:
Commercial real estate loans	$455,932	$237,915
	455,932	237,915
Interest Paid:
Interest expense	318,292	119,240
Net interest collections	$137,640	$118,675

Our net interest collections were partially offset by cash used to pay management and incentive fees, as follows (dollars in thousands):

	Nine Months Ended September 30,
	2023	2022
Management Fees to affiliate	$19,660	$17,802
Incentive Fees to affiliate	2,491	—
Net decrease in cash and cash equivalents	$22,151	$17,802

Cash Flows from Investing Activities

Our cash flows from investing activities consisted of cash outflows to fund new loan originations and our commitments under existing loan investments, partially offset by cash inflows from the principal repayments and sale/syndication of our loan investments. During the nine months ended September 30, 2023, we funded $539.5 million of CRE loans and received $477.9 million from repayments of CRE loans.

During the nine months ended September 30, 2022, we funded $2,004.6 million of CRE loans and received $1,035.1 million from the repayments of CRE loans.

Cash Flows from Financing Activities

Our cash flows from financing activities were primarily driven by proceeds from borrowings under our financing agreements of $656.6 million during nine months ended September 30, 2023, partially offset by (i) repayments of $588.5 million on borrowings under our financing agreements, (ii) repayment of $143.75 million convertible notes, and (iii) payment of $105.1 million in dividends.

During the nine months ended September 30, 2022, our cash flows from financing activities were primarily driven by proceeds from borrowings under our financing agreements of $1,901.6 million, proceeds from CLO KREF 2022-FL3 issuance of $847.5 million and net proceeds from Series A Preferred and Common stock issuance of $345.4 million, partially offset by (i) repayments of $2,153.9 million on borrowings under our financing agreements, (ii) payment of $101.8 million in dividends, and (iii) the payment of $28.3 million for our share repurchases.

Contractual Obligations and Commitments

The following table presents our contractual obligations and commitments (including interest payments) as of September 30, 2023 (dollars in thousands):

	Total	Less than 1 year	1 to 3 years	3 to 5 years	Thereafter
Recourse Obligations:
Master Repurchase Facilities(A)
Wells Fargo(B)	$720,245	$720,245	$—	$—	$—
Morgan Stanley(C)	597,356	37,558	559,798	—	—
Goldman Sachs(D)	397,847	27,725	370,122	—	—
Term Lending Agreements(A)
KREF Lending IX	846,821	371,382	385,360	90,079	—
KREF Lending V(E)	351,762	351,762	—	—	—
KREF Lending XII	190,629	11,332	179,297	—	—
BMO Facility	156,087	10,103	145,984	—	—
Warehouse Facility
HSBC	—	—	—	—	—
Secured Term Loan	463,789	34,613	68,104	25,151	335,921
Future funding obligations(F)	1,007,626	543,685	448,529	15,412	—
RECOP I commitment(G)	4,324	4,324	—	—	—
Revolver(H)	118,185	118,185	—	—	—
Total recourse obligations	4,854,671	2,230,914	2,157,194	130,642	335,921
Non-Recourse Obligations:
Collateralized Loan Obligations	2,619,213	135,515	269,919	271,029	1,942,750
Term Loan Facility	618,220	304,215	261,715	52,290	—
Asset Specific Financing
KREF Lending XIII	172,605	11,735	160,870	—	—
KREF Lending XIV	—	—	—	—	—
KREF Lending XI	107,697	107,697	—	—	—
Total	$8,372,406	$2,790,076	$2,849,698	$453,961	$2,278,671

(A)    The allocation of repurchase facilities and term lending agreements is based on the current maturity date of each individual borrowing under these facilities. The amounts include the related future interest payment obligations, which are estimated by assuming the amounts outstanding under these facilities and the interest rates in effect as of September 30, 2023 will remain constant into the future. This is only an estimate, as actual amounts borrowed and rates may vary over time. Amounts borrowed are subject to a maximum 25.0% recourse limit.
(B)    The current stated maturity is September 2024, with two twelve-month facility term extension options available to us subject to certain covenants and thresholds.
(C)    The current stated maturity is March 2026, with two one-year extension periods subject to approval by Morgan Stanley.
(D)    The final maturity date is October 2025.
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
(H)    Any amounts borrowed are full recourse to certain subsidiaries of KREF. Includes principal and assumes interest outstanding over a one-year period. Amounts are estimated based on the amount outstanding under the Revolver and the interest rate in effect as of September 30, 2023. This is only an estimate as actual amounts borrowed, the timing of repayments and interest rates may vary over time. The Revolver matures in March 2027.

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

We estimate the CECL allowance for our loan portfolio, including unfunded loan commitments, at the individual loan level. Significant inputs to our forecasting methods include (i) key loan-specific inputs such as vintage year, loan-term, underlying property type, geographic location, most recent appraisal, and expected timing and amount of future loan fundings, (ii) performance against the underwritten business plan and our internal loan risk rating and (iii) a macro-economic forecast.

These estimates may change in future periods based on available future macro-economic data and might result in a material change in our future estimates of expected credit losses for its loan portfolio. We consider the individual loan internal risk rating as the key credit quality indicator in assessing the CECL allowance. We perform a review, at least quarterly, of our loan portfolio at the individual loan level to determine the internal risk rating for each of our loans by assessing the risk factors of each loan, including, without limitation, LTV, debt yield, property type, geographic and local market dynamics, physical condition, cash flow volatility, leasing and tenant profile, loan structure and exit plan, and project sponsorship. Considering these factors, we rate our loans based on a five-point scale, "1" though "5", from less risk to greater risk.

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

Recently Accounting Pronouncements

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides temporary optional expedients and exceptions to the US GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from LIBOR and other interbank offered rates to alternative reference rates. The guidance is effective upon issuance and generally may be elected over time through December 31, 2024, as extended under ASU No. 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848. We have not adopted any of the optional expedients or exceptions through September 30, 2023, but will continue to evaluate the possible adoption of any such expedients or exceptions during the effective period as circumstances evolve.

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

In recent years, interest rates had remained at relatively low levels on a historical basis. However, the U.S. Federal Reserve has raised interest rates eleven times since January 2022, and has also signaled that further increases may be forthcoming.

As of September 30, 2023, our accruing loan portfolio and related portfolio financing by principal amount earned or paid a floating rate of interest indexed to Term SOFR. Accordingly, our interest income and expense will generally change directionally with index rates; however, in certain circumstances, rate floors relating to our loan portfolio may partially offset the impact from changing rates. As of September 30, 2023, a 50 basis point and a 100 basis point decrease in the index rates would decrease our expected cash flows by approximately $4.7 million and $9.4 million, or ($0.07) and ($0.14) per common share, respectively, for the following twelve-month period. Conversely, a 50 basis point and a 100 basis point increase in the index rates would increase our expected cash flows by approximately $4.7 million and $9.4 million, or $0.07 and $0.14 per common share, respectively, for the same period.

LIBOR Transition

On March 5, 2021, the Financial Conduct Authority of the U.K. (the “FCA”), which regulates LIBOR, announced (the “FCA Announcement”) that all relevant LIBOR tenors would cease to be published or would no longer be representative after June 30, 2023. The FCA Announcement coincided with the March 5, 2021 announcement of LIBOR’s administrator, the ICE Benchmark Administration Limited (the “IBA”), indicating that, as a result of not having access to input data necessary to calculate relevant LIBOR tenors on a representative basis after June 30, 2023, the IBA would have to cease publication of such LIBOR tenors immediately after the last publication on June 30, 2023. Further, on March 15, 2022, the Consolidated Appropriations Act of 2022, which includes the Adjustable Interest Rate (LIBOR) Act, was signed into law in the United States. This legislation established a uniform benchmark replacement process for financial contracts maturing after June 30, 2023 that do not contain clearly defined or practicable fallback provisions. The legislation also created a safe harbor that shields lenders from litigation if they choose to utilize a replacement rate recommended by the Board of Governors of the Federal Reserve.

The Federal Reserve, in conjunction with the Alternative Reference Rate Committee, a committee convened by the Federal Reserve that includes major market participants, identified the Secured Overnight Financing Rate, or SOFR, an index calculated by short-term repurchase agreements, backed by Treasury securities, as its preferred alternative rate for LIBOR. There are significant differences between LIBOR and SOFR, such as LIBOR being an unsecured lending rate while SOFR is a secured lending rate, and SOFR is an overnight rate while LIBOR reflects term rates at different maturities. The differences between LIBOR and SOFR, could result in higher interest costs for us, which could have a material adverse effect on our operating results.

As of September 30, 2023, our floating rate loan portfolio and financing arrangements were all indexed to Term SOFR.

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

As of September 30, 2023, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2023, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) of the Exchange Act) occurred during the quarter ended September 30, 2023 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We did not repurchase any shares of our common stock during the three months ended September 30, 2023. As of September 30, 2023, we had $100.0 million of remaining capacity to repurchase shares under the program.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description

10.1	Third Amendment to Guaranty, dated as of September 26, 2023, between KKR Real Estate Finance Holdings L.P. and Goldman Sachs Bank USA.

10.2	Second Amendment to Guaranty Agreement, dated as of September 26, 2023, between KKR Real Estate Finance Holdings L.P. and Morgan Stanley Bank, N.A.

10.3
Eighth Amendment, dated as of September 26, 2023, to the Credit Agreement among KREF Holdings X LLC, KKR Real Estate Finance Holdings L.P., Morgan Stanley Senior Funding Inc., as administrative agent, and the lenders party thereto

10.4	Tenth Amendment to Master Repurchase Agreement, dated September 6, 2023, among Morgan Stanley Bank, N.A., KREF Lending IV LLC, and KKR Real Estate Finance Holdings L.P.

10.5	Amendment No. 6 to Guarantee Agreement, dated as of September 26, 2023, between Wells Fargo Bank, National Association and KKR Real Estate Finance Holdings L.P.

10.6	First Amendment to Guaranty Agreement, dated as of September 26, 2023, between KKR Real Estate Finance Holdings L.P. and Morgan Stanley Mortgage Capital Holdings LLC.

10.7
Third Omnibus Amendment and Reaffirmation Agreement to the MUFG Repurchase Agreement, dated September 26, 2023, among KREF Lending IX LLC, KREF Holdings IX LLC, KREF Capital LLC, KKR Real Estate Finance Holdings L.P. and MUFG Bank, Ltd.

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

KKR REAL ESTATE FINANCE TRUST INC.

Date:	October 23, 2023	By:	/s/ Matthew A. Salem
Name: Matthew A. Salem
Title: Chief Executive Officer
(Principal Executive Officer)

Date:	October 23, 2023	By:	/s/ Kendra L. Decious
Name: Kendra L. Decious
Title: Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)