Form 10-K
period 2023-12-31
KKR Real Estate Finance Trust Inc.
filed 2024-02-06
CIK 1631596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023

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

The aggregate market value of the registrant's common stock held by non-affiliates was approximately $708.9 million as of June 30, 2023 (the last business day of the registrant's most recently completed second fiscal quarter) based on the closing sale price on the New York Stock Exchange on that date.

The number of shares of the registrant's common stock, par value $0.01 per share, outstanding as of February 2, 2024 was 69,313,860.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement to be filed with the Securities and Exchange Commission (“SEC”) pursuant to Regulation 14A relating to the registrant’s 2024 Annual Meeting of Stockholders will be incorporated by reference in this Form 10-K in response to Items 10, 11, 12, 13 and 14 of Part III. The definitive proxy statement will be filed with the SEC no later than 120 days after the registrant’s fiscal year end.

KKR REAL ESTATE FINANCE TRUST INC.
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2023

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which reflect our current views with respect to, among other things, our operations and financial performance. You can identify these forward-looking statements by the use of words such as “outlook,” “believe,” “expect,” “potential,” “continue,” “may,” “should,” “seek,” “approximately,” “predict,” “intend,” “will,” “plan,” “estimate,” “anticipate,” the negative version of these words, other comparable words or other statements that do not relate strictly to historical or factual matters. By their nature, forward-looking statements speak only as of the date they are made, are not statements of historical fact or guarantees of future performance and are subject to risks, uncertainties, assumptions or changes in circumstances that are difficult to predict or quantify. Our expectations, beliefs and projections are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that management’s expectations, beliefs and projections will result or be achieved and actual results may vary materially from what is expressed in or indicated by the forward-looking statements.

There are many factors that may cause our actual results to differ materially from the forward-looking statements, including factors set forth under Part I, Item 1A. "Risk Factors" and Part I, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Form 10-K, as such factors may be updated from time to time in our other periodic filings with the SEC, which are accessible on the SEC's website at www.sec.gov and on the investor relations section of our website at www.kkrreit.com. You should evaluate all forward-looking statements made in this Form 10-K in the context of these risks and uncertainties.

We caution you that the risks, uncertainties and other factors referenced below may not contain all of the risks, uncertainties and other factors that are important to you. In addition, we cannot assure you that we will realize the results, benefits or developments that we expect or anticipate or, even if substantially realized, that they will result in the consequences or affect us or our business in the way expected. All forward-looking statements in this Form 10-K apply only as of the date made and are expressly qualified in their entirety by the cautionary statements included in this Form 10-K and in other filings we make with the SEC. We undertake no obligation to publicly update or revise any forward-looking statements to reflect subsequent events or circumstances, except as required by law.

Except where the context requires otherwise, the terms "Company," "we," "us," "our" and "KREF" refer to KKR Real Estate Finance Trust Inc., a Maryland corporation, and its subsidiaries; "Manager" refers to KKR Real Estate Finance Manager LLC, a Delaware limited liability company, our external manager; and "KKR" refers to KKR & Co. Inc., a Delaware corporation, and its subsidiaries.

SUMMARY OF MATERIAL RISKS

The following is a summary of the risk factors associated with investing in our securities. You should read this summary together with a more detailed description of these risks in the "Risk Factors" section of this report and in other filings that we make from time to time with the SEC.

•the general political, economic, competitive, and other conditions in the United States and in any foreign jurisdictions in which we invest and their impact on our loan portfolio, financial condition and business operations;

•fluctuations in interest rates and credit spreads could reduce our ability to generate income on our loans and other investments, which could lead to a significant decrease in our results of operations, cash flows and the market value of our investments and could materially impair our ability to pay distributions to our stockholders;

•adverse developments in the real estate and real estate capital markets could negatively impact our performance;
•adverse legislative or regulatory developments, including with respect to tax laws, securities laws, and the laws governing financial and lending institutions;

•adverse developments in the availability of attractive loan and other investment opportunities whether they are due to competition, regulation or otherwise, could adversely affect our results of operations;

•global economic trends and economic conditions, including heightened inflation, slower growth or recession, changes to fiscal and monetary policy, higher interest rates, labor shortages, currency fluctuations and challenges in global supply chains;

•events giving rise to increases in our current expected credit loss reserve;

•reduced demand for office, multifamily or retail space, including as a result of the COVID-19 pandemic and/or hybrid work schedules which allow work from remote locations other than the employer's office premises;

•our results of operations, financial condition, liquidity position, and business could be adversely impacted affected if we experience (i) difficulty accessing financing or raising capital, including due to a significant dislocation in or shut-down of the capital markets, (ii) a reduction in the yield on our investments, (iii) an increase in the cost of our financing, (iv) an inability to borrow incremental amounts or an obligation to repay amounts under our financing arrangements, or (v) defaults by borrowers in paying debt service on outstanding loans;

•deterioration in the performance of the properties securing our investments that may cause deterioration in the performance of our investments, adversely impact certain of our financing arrangements and our liquidity, risks in collection of contractual interest payments, and potentially, principal losses to us;

•difficulty or delays in redeploying the proceeds from repayments of our existing investments may cause our financial performance to decline;

•acts of God such as hurricanes, earthquakes and other natural disasters, pandemics such as COVID-19, acts of war and/or terrorism and other events that may cause unanticipated and uninsured performance declines and/or losses to us or the owners and operators of the real estate securing our investments;

•increased competition from entities engaged in mortgage lending and/or investing in our target assets;

•conflicts with KKR and its affiliates, including our Manager, could result in decisions that are not in the best interests of our stockholders;

•we are dependent on our Manager and its access to KKR’s investment professionals and resources. We may not find a suitable replacement for the Manager if the Management Agreement is terminated, or if key personnel leave the employment of KKR or otherwise become unavailable to us.

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

We began our investment activities in October 2014 with an initial commitment of $400.0 million from KKR. We raised an additional $438.1 million in equity commitments from third-party investors and certain current and former employees of, and consultants to, KKR that brought our total committed capital base to $838.1 million, which was fully drawn prior to our initial public offering ("IPO") that generated net proceeds of $225.9 million on May 5, 2017. We had a common book value of $1,077.0 million as of December 31, 2023 and established a diversified investment portfolio which totaled $7,752.3 million, consisting primarily of performing senior and mezzanine commercial real estate loans.

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

Our Manager and KKR

We are externally managed by our Manager, an indirect wholly owned subsidiary of KKR, a leading global investment firm that offers alternative asset management as well as capital markets and insurance solutions, with an over 45-year history of leadership, innovation and investment excellence. KKR sponsors investment funds that invest in private equity, credit and real assets, and as strategic partners that manage hedge funds. KKR is listed on the NYSE (NYSE: KKR) and reported $552.8 billion of assets under management ("AUM") as of December 31, 2023. KKR's "One-Firm" culture encourages collaboration and leveraging resources and relationships across KKR to help find creative solutions for clients seeking capital and strategic partnerships. We believe our Manager's relationship with KKR and its differentiated global investment management platform provides us with significant advantages in sourcing, evaluating, underwriting and managing our investments.

In connection with the performance of its duties, our Manager benefits from the resources, relationships and expertise of KKR's real estate group ("KKR Real Estate"), which provides equity and debt capital across a variety of real estate sectors and strategies. Established in 2011 under the leadership of Ralph F. Rosenberg, Global Head of KKR Real Estate and Chairman of our board of directors, KKR Real Estate had over $68 billion of AUM as of December 31, 2023. Mr. Rosenberg, who has over 35 years of real estate equity and debt transactions experience, is supported at KKR Real Estate by a team of approximately 150 dedicated investment and asset/portfolio management professionals across 16 offices globally. We believe that KKR Real Estate's global relationships with property owners, managers, lenders, brokers and advisors and real-time knowledge derived from its broadly diversified real estate holdings provide our Manager with access to sourcing channels as well as operational and strategic insights to help our Manager evaluate and monitor individual investment opportunities. Additionally, our Manager leverages the proprietary information available to us through KKR's global investment platforms to conduct thorough underwriting and due diligence and develop a deeper understanding of the opportunities, risks and challenges of the investments that we review. Further, our Manager benefits from KKR's capital markets team, comprised of a team of approximately 70 professionals that advise KKR's investment teams and portfolio companies on executing equity and debt capital markets solutions.

Our Manager is led by an experienced team of senior real estate investment professionals, including Matthew A. Salem, our Chief Executive Officer, and W. Patrick Mattson, our President and Chief Operating Officer, who each has over 25 years of CRE experience. Our Manager's senior leadership team is supported by 56 other investment professionals with significant expertise in executing our investment strategy. Our Manager's investment committee, which is comprised of Ralph Rosenberg, KKR’s Global Head of Real Estate and Chairman of our board of directors, Chris Lee, Co-President of KKR Real Estate and Vice Chairman of our board of directors, Matt Salem, Head of KKR’s Real Estate Credit and Chief Executive Officer of KREF, Patrick Mattson, Chief Operating Officer of KKR’s Real Estate Credit and President and Chief Operating Officer of KREF, Joel Traut, Partner & Head of Originations, Jenny Box, Co-Head of KKR’s Special Situations, Billy Butcher, Co-President of KKR Real Estate, Roger Morales, Head of KKR's Real Estate Acquisitions Americas and Justin Pattner, Head of KKR's Real Estate Equity Americas, advises and consults with our Manager and its investment professionals with respect to our investment strategy, portfolio construction, financing and investment guidelines and risk management and approves all of our investments.

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

Our Portfolio

We began operations in October 2014 and have established a portfolio of diversified investments, consisting primarily of performing senior and mezzanine loans. Our aggregate investment portfolio totaled $7.8 billion as of December 31, 2023, which is primarily comprised of $7.6 billion of total outstanding principal of senior and mezzanine CRE loans, $158.6 million net investment in real estate owned assets (“REO”), and a $35.7 million investment in CMBS B-Pieces (indirectly-owned through RECOP I). We believe our current portfolio, comprised of target assets representative of our investment philosophy, validates our ability to execute on our stated market opportunity and investment strategy, including lending against high-quality real estate in top markets with strong fundamentals to experienced and well-capitalized sponsors. Since our IPO, we have continued to execute on our primary investment strategy of originating floating-rate transitional senior loans and, as we continue to scale our portfolio, we expect that our originations will continue to be heavily weighted toward floating-rate loans. We expect the majority of our future investment activity to focus on originating floating-rate senior loans that we finance with our repurchase facilities and non-mark-to-market financing including term lending arrangements, asset based financing and collateralized loan obligations. In addition, we originate floating-rate loans for which we syndicate a senior position and retain a subordinated interest for our portfolio. As of December 31, 2023, all of our investments were located in the United States.

The following charts illustrate the size of our portfolio and related compound annual growth rate ("CAGR") and common book value, over the years ended December 31, 2023 and the preceding four years (dollars in millions):

(A)    Common book value as of December 31, 2023 includes the impact of a CECL allowance of $212.5 million.

The map below illustrates the geographic distribution of the properties securing our loan portfolio as of December 31, 2023:

The following charts illustrate the diversification of our loan portfolio(A), based on type of investment, interest rate, underlying property type, geographic location, vintage and loan to value ("LTV") as of December 31, 2023:

The charts above are based on total loan exposure of our commercial real estate loans.
(A)    Excludes: (i) REO with net carrying value of $158.6 million, (ii) CMBS B-Piece investments held through an equity method investment and (iii) fully written off risk-rated 5 loans with a combined outstanding principal balance of $45.5 million.
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
(D)    Other property type includes Condo (Residential) (2%), Self-Storage (2%), Student Housing (1%) and Single Family Rental (1%).
(E)    LTV is generally based on the initial loan amount divided by the as-is appraised value as of the date the loan was originated or by the current principal amount as of the date of the most recent as-is appraised value. Weighted average LTV includes non-consolidated senior interests and excludes risk-rated 5 loans.

Our senior loans as of December 31, 2023 had a weighted average LTV of 66%, and we have focused our portfolio on senior positions in the capital structure where the sponsor has meaningful cash or imputed equity subordinated to our position to provide what we believe is downside protection in the event of credit impairment at the asset level.

For additional information regarding our portfolio as of December 31, 2023, see Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Our Financing Strategy

We raise capital through offerings of our equity and debt securities to fund future investments. In addition, as part of our portfolio financing strategy, we may use both direct and structural leverage. Our use of direct leverage includes the utilization of repurchase facilities, term lending arrangements, asset based financing, collateralized loan obligations, secured term loan and revolving credit agreements. Term lending arrangements, asset based financing and collateralized loan obligations provide us with Non-Mark-to-Market financing sources, which reduces our exposure to market fluctuations. These Non-Mark-to-Market financing sources, which represented 76% of our secured financing as of December 31, 2023, are not subject to credit or capital markets mark-to-market provisions. The remaining 24% of our secured borrowings, which is primarily comprised of three master repurchase agreements, are only subject to credit marks. In addition, we may use structural leverage by syndicating senior mortgage interests in our originated senior loans to other investors and create a subordinated interest that we retain for our portfolio. When utilizing structural leverage, our retained interest is generally a mezzanine loan, secured by a pledge of 100% of the equity ownership interests in the owner of the real property and is generally not subject to recourse. Our retained interest when utilizing structural leverage is subordinate to the lien of the third-party lender that owns the senior interest.

During the year ended and as of December 31, 2023, we:

•Extended a $600.0 million master repurchase agreement and a $500.0 million warehouse facility maturity date to March 2026
•Upsized a $240.0 million master repurchase agreement to $400.0 million and extended the final maturity date to December 2027
•Repaid $143.8 million convertible notes in cash
•Had no corporate debt or final facility maturities due until the first quarter of 2026

As a result, our Non-Mark-to-Market financing was $4.8 billion as of December 31, 2023, representing 76% of our secured financing.

The following table details our outstanding financing arrangements as of December 31, 2023 (amounts in thousands):

	Portfolio Financing Outstanding Principal Balance	Maximum Capacity
Master repurchase agreements	$1,477,227	$2,000,000
Collateralized loan obligation	1,942,750	1,942,750
Term lending agreements	1,329,390	1,977,399
Term loan facility	561,377	1,000,000
Asset specific financing	266,072	490,625
Warehouse facility	—	500,000
Secured term loan	343,000	343,000
Revolving credit agreement	160,000	610,000
Non-consolidated senior interests	188,611	188,611
Total portfolio financing	$6,268,427	$9,052,385

The following chart illustrates our progress in diversifying our financing sources and expanding our non-mark-to-market financing sources to reduce our exposure to market volatility:

(1)    Based on outstanding principal amount of secured financing, including non-consolidated senior interests, that resulted from non-recourse sales of senior loan interest in loans we originated

Financing Risk Management

The amount of leverage employed on our assets will depend on our Manager's assessment of the credit, liquidity, price volatility and other risks of those assets and the financing counterparties and availability of particular types of financing at any given time.

We plan to maintain leverage levels appropriate to our specific portfolio. As of December 31, 2023, our total leverage ratio was 4.2-to-1. We will endeavor to match the terms and indices of our assets and liabilities and will also seek to minimize the risks associated with mark-to-market and recourse borrowing.

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

Impact of Interest Rate Environment

Generally, our business model is such that rising interest rates will result in an increase to our net income, while declining interest rates will decrease our net income. As of December 31, 2023, 99.0% of our loans by total loan exposure earned a floating rate of interest indexed to Term SOFR.

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

With respect to our fixed-rate CMBS portfolio indirectly held through an equity method investment, rising interest rates could have a negative effect on the value of the securities in our portfolio. Such CMBS securities are purchased at a substantial discount to their principal amount and are much more sensitive to changes in the underlying credit of the securities and credit spreads than to fluctuations in interest rates. However, an increase in long-term rates, with other factors held constant, may have a negative impact on the market value of the CMBS portfolio.

The following chart illustrates the sensitivity of our net interest income to changes in Term SOFR on a per weighted average diluted common share basis:
(1)    Assumes loans are drawn up to maximum approved advance rate based on current principal amount outstanding as of December 31, 2023.

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

As of December 31, 2023, our floating-rate loan portfolio and financing arrangements were all indexed to Term SOFR.

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

A number of entities compete with us to make the types of loans and investments we seek to originate or acquire. Our profitability depends, in large part, on our ability to originate or acquire target assets on attractive terms. In originating or acquiring target assets, we compete with a variety of institutional lenders and investors, including other REITs, specialty finance companies, public and private funds (including funds sponsored, advised and/or managed by KKR or its affiliates), commercial and investment banks, commercial finance and insurance companies and other financial institutions. Several other REITs have raised, or are expected to raise, significant amounts of capital, and may have investment objectives that overlap with ours, which may create additional competition for lending and investment opportunities. Some competitors may have a lower cost of funds and access to funding sources that are not available to us, such as the U.S. government. Many of our competitors are not subject to the operating constraints associated with REIT rule compliance or maintenance of an exclusion from registration under the Investment Company Act. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of loans and investments, offer more attractive pricing or other terms and establish more relationships than us. Furthermore, competition for originations of and investments in our target assets may lead to the yields of such assets decreasing, which may further limit our ability to generate satisfactory returns. In addition, changes in the financial regulatory regime could decrease the current restrictions on banks and other financial institutions and allow them to compete with us for investment opportunities that were previously not available to them. See “Risks Related to Our Company—Changes in laws or regulations governing our operations, changes in the interpretation thereof or newly enacted laws or regulations and any failure by us to comply with these laws or regulations, could require changes to certain of our business practices, negatively impact our operations, cash flow or financial condition, impose additional costs on us, subject us to increased competition or otherwise adversely affect our business” below.

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

We seek to invest primarily in debt investments in or relating to real estate assets. Deterioration of real estate fundamentals generally, and in the United States in particular, has increased the default risk applicable to borrowers, and made it relatively more difficult for us to generate attractive risk-adjusted returns and comtinue to negatively impact our performance. Changes in general economic conditions have affected the creditworthiness of borrowers and the value of underlying real estate collateral relating to our investments. Such changes and have included and/or may in the future include economic and/or market fluctuations, increases in remote working arrangements, changes in environmental, zoning and other laws, casualty or condemnation losses, regulatory limitations on rents, decreases in property values, changes in the appeal of properties to tenants, changes in supply and demand of real estate products, fluctuations in real estate fundamentals (including average occupancy and room rates for hotel properties), energy and supply shortages, various uninsured or uninsurable risks, natural disasters, terrorism, acts of war, outbreaks of pandemic or contagious diseases such as COVID-19, changes in government regulations (such as rent control), political and legislative uncertainty, changes in monetary policy, changes in real property tax rates and operating expenses, changes in interest rates, changes in the availability of debt financing and/or mortgage funds which may render the sale or refinancing of properties difficult or impracticable, increased mortgage defaults, increases in borrowing rates, escalating global trade tensions, the conflict between Russia and Ukraine, deteriorating geopolitical conditions in the Middle East, the adoption or expansion of economic sanctions or trade restrictions, negative developments in the economy that depress travel activity, adverse changes in demand and/or real estate values generally and other factors that are beyond our control. In addition, our investments may be exposed to new or increased risks and liabilities associated with global climate change, such as increased frequency or intensity of adverse weather and natural disasters, which could negatively impact our and our borrowers' businesses and the value of the properties securing our investments.

We cannot predict the degree to which economic conditions generally, and the conditions for real estate debt investing in particular, will improve or decline. Any future declines in the performance of the U.S. and global economies or in the real estate debt markets could have a material adverse effect on our business, financial condition, and results of operations.

Fluctuations in interest rates and credit spreads could reduce our ability to generate income on our loans and other investments, which could lead to a significant decrease in our results of operations, cash flows and the market value of our investments and could materially impair our ability to pay distributions to our stockholders.

Our primary interest rate exposures relate to the yield on our loans and other investments and the financing cost of our debt, as well as any interest rate swaps that we may utilize for hedging purposes. Changes in interest rates and credit spreads will affect our net income from loans and other investments, which is the difference between the interest and related income earned on interest-earning investments and the interest and related expense incurred in financing these investments. As of December 31, 2023, our floating-rate loan portfolio and financing arrangements were all indexed to Term SOFR. In a declining interest rate environment, our interest income generally decreases as index rates decrease. Also, in a declining interest rate environment, the value of our fixed-rate investments may increase and if interest rates were to increase, the value of these fixed-rate investments may fall; however, the interest income generated by these fixed-rate investments would not be affected by market interest rates. The interest rates we pay under our current financing facilities are floating-rate. Accordingly, our interest expense will generally increase as interest rates increase and decrease as interest rates decrease. Generally, the composition of our investments is such that rising interest rates will increase our net income, while declining interest rates will decrease our net income. However, rate floors relating to our floating-rate loans may offset some of the impact from declining rates. There can be no assurance that we will continue to utilize rate floors.

In recent years, interest rates had remained at relatively low levels on a historical basis. However, since January 2022, in light of increasing inﬂation, the U.S. Federal Reserve increased interest rates eleven times. These increases have increased our borrowers interest payments, and adversely affected commercial real estate property values, and could result in higher borrower default rates.

Notwithstanding the current period of relatively high interest rates, the U.S. Federal Reserve has indicated that it may decrease interest rates in 2024. In a period of declining interest rates, our interest income on floating-rate investments would generally decrease, while any decrease in the interest we are charged on our floating-rate debt may be subject to floors and may not compensate for such decrease in interest income. However, rate floors relating to our loan portfolio may offset some of the impact from declining rates. In addition, interest we are charged on our fixed-rate debt would not change. Any such scenario could adversely affect our results of operations and financial condition.

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

Furthermore, increases in interest rates and/or credit spreads may negatively affect demand for loans and could result in higher borrower default rates, while decreases in interest rates and/or credit spreads may decrease our interest income on floating-rate investments and may lead to higher prepayment rates on our loans.

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

•increases in remote working arrangements and the subsequent effect on demand for CRE;

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

In addition, borrowers usually use the proceeds of a conventional mortgage to repay a transitional loan. Transitional loans therefore are subject to risks of a borrower’s inability to obtain permanent financing to repay the transitional loan and to the broader availability of conventional mortgages at amenable rates. In the event of any default under transitional loans that may be held by us, we bear the risk of loss of principal and non-payment of interest and fees to the extent of any deficiency between the value of the mortgage collateral and the principal amount and unpaid interest of the transitional loan. To the extent we suffer such losses with respect to these transitional loans, it could adversely affect our results of operations and financial condition.

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

As our loans and investments are repaid, we may redeploy the proceeds we receive into new loans and investments, repay borrowings under our credit facilities, pay dividends to our stockholders or repurchase outstanding shares of our common stock. It is possible that we will fail to identify reinvestment options that would provide returns or a risk profile that is comparable to the asset that was repaid. If we fail to redeploy the proceeds we receive from repayment of a loan in equivalent or better alternatives in a timely manner, our financial performance and returns to investors could suffer.

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

Before making investments for us, our Manager conducts due diligence that it deems reasonable and appropriate based on the facts and circumstances relevant to each potential investment. When conducting due diligence, our Manager may be required to evaluate a number of important issues, including but not limited to those relating to business, financial, tax, accounting, environmental, social & corporate governance ("ESG"), technology, cybersecurity, legal, regulatory and macroeconomic trends. The nature and scope of our Manager’s ESG diligence, if any, will vary based on the investment opportunity, but may include a review of, among other things: energy management, air and water pollution, land contamination, diversity, human rights, employee health and safety, accounting standards and bribery and corruption. Outside consultants, legal advisors, accountants and investment banks may be involved in the due diligence process in varying degrees depending on the type of potential investment. Selecting and evaluating material ESG factors is subjective by nature, and there is no guarantee that the criteria utilized or judgment exercised by our Manager or a third-party ESG specialist (if any) will reflect the beliefs, values, internal policies or preferred practices of any particular investor or align with the beliefs or values or preferred practices of other asset managers or with market trends. The materiality of ESG risks and impacts on an individual potential investment or portfolio as a whole are dependent on many factors, including the relevant industry, country, asset class and investment style.

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

We invest in debt instruments (including, indirectly through RECOP I, in CMBS B-Pieces) and may invest in preferred equity that are subordinated or otherwise junior in an issuer’s capital structure and that involve privately negotiated structures. Our investments in subordinated debt and mezzanine tranches of a borrower’s capital structure and our remedies with respect thereto, including the ability to foreclose on any collateral securing such investments, are subject to the rights of any senior creditors and, to the extent applicable, contractual intercreditor and/or participation agreement provisions. Significant losses related to such loans or investments could adversely affect our results of operations and financial condition.

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

Mezzanine loans are by their nature structurally subordinated to more senior property-level financings. If a borrower defaults on our mezzanine loan or on debt senior to our loan, or if the borrower is in bankruptcy, our mezzanine loan will be satisfied only after the property-level debt and other senior debt is paid in full. In addition, mezzanine loans may have higher loan-to-value ratios than conventional mortgage loans, resulting in less equity in the property and increasing the risk of loss of principal. As a result, a partial loss in the value of the underlying collateral can result in a total loss of the value of the mezzanine loan. Moreover, even if we are able to foreclose on the underlying collateral following a default on a mezzanine loan, we would be substituted for the defaulting borrower and, to the extent income generated on the underlying property is insufficient to meet outstanding debt obligations on the property, may need to commit substantial additional capital and/or deliver a replacement guarantee by a creditworthy entity, which could include us, to stabilize the property and prevent additional defaults to lenders with existing liens on the property. Significant losses related to our mezzanine loans and our indirect CMBS B-Piece investments could result in operating losses for us and may limit our ability to make distributions to our stockholders.

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

Any credit ratings assigned to our investments or to us will be subject to ongoing evaluations and revisions and we cannot assure you that those ratings will not be downgraded.

Some of our investments may be rated by rating agencies. Any credit ratings assigned to our investments or to us are subject to ongoing evaluation by credit rating agencies, and we cannot assure you that any such ratings will not be downgraded or withdrawn by a rating agency in the future if, in its judgment, circumstances warrant. If rating agencies assign a lower-than-expected rating or reduce or withdraw, or indicate that they may reduce or withdraw, their ratings of our investments in the future, the value and liquidity of our investments could significantly decline, which would adversely affect the value of our investment portfolio and could result in losses upon disposition or the failure of borrowers to satisfy their debt service obligations to us.

Further, any downgrade of the Company’s credit ratings by any of credit agencies that cover our debt may make it more difficult and costly for us to access capital. Our credit rating has been downgraded in the past and there can be no assurances that our credit ratings will not be downgraded in the future, whether as a result of deteriorating general economic conditions, failure to successfully implement our operating strategy or the adverse impact on our results of operations or liquidity position of any of the above, or otherwise.

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

Even if we are successful in foreclosing on a loan, the liquidation proceeds upon sale of the underlying real estate may not be sufficient to recover our cost basis in the loan, resulting in a loss to us. Furthermore, any costs or delays involved in the foreclosure of the loan or a liquidation of the underlying property will further reduce the net sale proceeds and, therefore, increase any such losses to us.

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

While our investment strategy focuses primarily on investments in “performing” real estate-related interests, our investment program may include making distressed investments from time to time (e.g., investments in defaulted, out-of-favor or distressed loans and debt securities) or may involve investments that become “non-performing” following our origination or acquisition thereof. Certain of our investments may, therefore, include specific securities of companies that typically are highly leveraged, with significant burdens on cash flow and, therefore, involve a high degree of risk of substantial or total losses on our investments and in certain circumstances, may become subject to certain additional potential liabilities that may exceed the value of our original investment therein. For example, under certain circumstances, a lender who has inappropriately exercised control over the management and policies of a debtor may have its claims subordinated or disallowed or may be found liable for damages suffered by parties as a result of such actions.

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

In certain limited cases (e.g., in connection with a workout, restructuring and/or foreclosing proceedings involving one or more of our debt investments), the success of our investment strategy with respect thereto will depend, in part, on our ability to effectuate loan modifications and/or restructures and improve the operations of our borrower entities. The activity of identifying and implementing any such restructuring programs entails a high degree of uncertainty. There can be no assurance that we will be able to successfully identify and implement such restructuring programs. Further, such modifications and/or restructuring may entail, among other things, a substantial reduction in the interest rate and substantial write-offs of the principal of such loan, debt securities or other interests. However, even if a restructuring were successfully accomplished, a risk exists that, upon maturity of such real estate loan, debt securities or other interests replacement “takeout” financing will not be available.

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

We believe the risks associated with our business will be more severe during periods of economic slowdown or recession if these periods are accompanied by declining real estate values. Declining real estate values will likely reduce the level of new mortgage and other real estate‑related loan originations since borrowers often use appreciation in the value of their existing properties to support the purchase or investment in additional properties. Borrowers may also be less able to pay principal and interest on our loans if the value of real estate weakens. Further, declining real estate values significantly increase the likelihood that we will incur losses on its loans in the event of default because the value of our collateral may be insufficient to cover its cost on the loan. Any sustained period of increased payment delinquencies, foreclosures or losses could adversely affect our Manager’s ability to invest in, sell and securitize loans, which would materially and adversely affect our results of operations, financial condition, liquidity and business and our ability to pay dividends to stockholders. Market disruptions in a single country could cause a worsening of conditions on a regional and even global level, and economic problems in a single country are increasingly affecting other markets and economies. A continuation of this trend could result in problems in one country adversely affecting regional and even global economic conditions and markets. For example, concerns about the fiscal stability and growth prospects of certain European countries in the last economic downturn had a negative impact on most economies of the Eurozone and global markets. More recently, Russia’s invasion of Ukraine has disrupted energy prices and the movement of goods in Europe resulting in rising energy costs and inflation more generally, particularly in Europe. The occurrence of similar crises in the future could cause increased volatility in the economies and financial markets of countries throughout a region, or even globally. Additionally, global trade disruption, significant introductions of trade barriers and bilateral trade frictions, including due to war or other hostilities, together with any future downturns in the global economy resulting therefrom, could adversely affect our performance.

We may experience a decline in the value of our assets.

A decline in the value of our assets may require us to recognize an “other-than-temporary” impairment or write-offs against such assets under GAAP if we were to determine that, with respect to any assets in unrealized loss positions, we do not have the ability and intent to hold such assets to maturity or for a period of time sufficient to allow for recovery to the original acquisition cost of such assets. If such a determination were to be made, we would recognize unrealized losses through earnings and write-offs the amortized cost of such assets to a new cost basis, based on the value of such assets on the date they are considered to be other-than-temporarily impaired. Such impairment charges reflect non-cash losses at the time of recognition; subsequent disposition or sale of such assets could further affect our future losses or gains, as they are based on the difference between the sale price received and adjusted amortized cost of such assets at the time of sale. If we experience a decline in the value of our assets, it could adversely affect our results of operations and financial condition.

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

•Counterparty Risk: Derivative instruments also involve exposure to counterparty risk, since contract performance depends in part on the financial condition of the counterparty. See “Risks Related to Our Financing and Hedging —We may be subject to counterparty risk associated with any hedging activities.”

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

•fewer investor protections;
•war or other hostilities;

•potentially adverse tax consequences; or

•other economic and political risks, including potential exchange control regulations and restrictions on our non-U.S. investments and repatriation of profits from investments or of capital invested, the risks of political, economic or social instability, the possibility of expropriation or confiscatory taxation and adverse economic or political developments.

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

Prior to any such financing, we may use short-term facilities to finance the acquisition of securities until a sufficient quantity of investments had been accumulated, at which time we would refinance these facilities through a securitization, such as a CMBS, or issuance of CLOs, or the private placement of loan participations or other long-term financing. As a result, we would be subject to the risk that we would not be able to acquire, during the period that our short-term facilities are available, a sufficient amount of eligible investments to maximize the efficiency of a CMBS, CLO or private placement issuance. We also would be subject to the risk that we would not be able to obtain short-term credit facilities or would not be able to renew any short-term credit facilities after they expire should we find it necessary to extend our short-term credit facilities to allow more time to seek and acquire the necessary eligible investments for a long-term financing. The inability to consummate securitizations of our portfolio to finance our loans and investments on a long-term basis could require us to seek other forms of potentially less attractive financing or to liquidate assets at an inopportune time or price, which could adversely affect our performance and our ability to grow our business. Moreover, conditions in the capital markets which we are currently experiencing, including volatility and disruption in the capital and credit markets, may not permit a non-recourse securitization at any particular time or may make the issuance of any such securitization less attractive to us even when we do have sufficient eligible assets. We may also suffer losses if the value of the mortgage loans we acquire declines prior to securitization. Declines in the value of a mortgage loan can be due to, among other things, changes in interest rates and changes in the credit quality of the loan. In addition, we may suffer a loss due to the incurrence of transaction costs related to executing these transactions. To the extent that we incur a loss executing or participating in future securitizations for the reasons described above or for other reasons, it could materially and adversely impact our business and financial condition.

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

There are increased risks involved with our construction lending activities.

We have invested and may invest in mortgage loans and mezzanine loans in which the underlying real property was under construction, which may expose us to increased lending risks. Construction lending generally is considered to involve a higher degree of risk of non-payment and loss than other types of lending due to a variety of factors, including the difficulties in estimating construction costs and anticipating construction delays (or governmental shut-downs of construction activity) and, generally, the dependency on timely, successful completion and the lease-up and commencement of operations post-completion. In addition, since such loans generally entail greater risk than mortgage loans collateralized by income-producing property, we may need to increase our allowance for loan losses in the future to account for the likely increase in probable incurred credit losses associated with such loans. Further, as the lender under a construction loan, we may be obligated to fund all or a significant portion of the loan at one or more future dates. We may not have the funds available at such future date(s) to meet our funding obligations under the loan. In that event, we would likely be in breach of the loan unless we are able to raise the funds from alternative sources, which we may not be able to achieve on favorable terms or at all.

If a borrower fails to complete the construction of a project or experiences cost overruns, there could be adverse consequences associated with the loan, including a decline in the value of the property securing the loan, a borrower claim against us for failure to perform under the loan documents if we choose to stop funding, increased costs to the borrower that the borrower is unable to pay, a bankruptcy filing by the borrower, and abandonment by the borrower of the collateral for the loan.

Insurance on loans and real estate securities collateral may not cover all losses.
There are certain types of losses, generally of a catastrophic nature, such as earthquakes, floods, hurricanes, terrorism or acts of war, which may be uninsurable or not economically insurable. Inflation, changes in building codes and ordinances, environmental considerations and other factors also might result in insurance proceeds insufficient to repair or replace a property if it is damaged or destroyed. Under these circumstances, the insurance proceeds received with respect to a property relating to one of our investments might not be adequate to restore our economic position with respect to our investment. Any uninsured loss could result in the corresponding nonperformance of or loss on our investment related to such property.

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

We currently have outstanding indebtedness and, subject to market conditions and availability, we may incur a significant amount of additional debt through bank credit facilities (including term loans and revolving facilities), warehouse facilities and structured financing arrangements, public and private debt issuances (including through securitizations) and derivative instruments, in addition to transaction or asset-specific funding arrangements and additional repurchase agreements. We may also issue debt or equity securities to fund our growth. The percentage of leverage we employ will vary depending on our available capital, our ability to obtain and access financing arrangements with lenders, the type of asset we are funding, whether the financing is recourse or non-recourse, debt restrictions contained in those financing arrangements and the lenders’ and rating agencies’ estimate of the stability of our investment portfolio’s cash flow. We may significantly increase the amount of leverage we utilize at any time without approval of our board of directors. In addition, we may leverage individual assets at substantially higher levels. Incurring substantial debt could subject us to many risks that, if realized, would materially and adversely affect us, including the risk that:

•our cash flow from operations may be insufficient to make required payments of principal of and interest on our debt or we may fail to comply with covenants contained in our debt agreements, which is likely to result in (i) acceleration of such debt (and any other debt containing a cross-default or cross-acceleration provision), which we then may be unable to repay from internal funds or to refinance on favorable terms, or at all, (ii) our inability to borrow undrawn amounts under our financing arrangements, even if we are current in payments on borrowings under those arrangements, which would result in a decrease in our liquidity, and/or (iii) the loss of some or all of our collateral assets to foreclosure or sale;

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

We may need to periodically access the capital markets to raise cash to fund new investments. Unfavorable economic or capital market conditions may increase our funding costs, limit our access to the capital markets or result in a decision by our potential lenders not to extend credit. An inability to successfully access the capital markets could limit our ability to grow our business and fully execute our business strategy and could decrease our earnings and liquidity. In addition, any dislocation or weakness in the capital and credit markets could adversely affect our lenders and could cause one or more of our lenders to be unwilling or unable to provide us with financing or to increase the costs of that financing. In addition, as regulatory capital requirements imposed on our lenders are increased, they may be required to limit, or increase the cost of, financing they provide to us. In general, this could potentially increase our financing costs and reduce our liquidity or require us to sell assets at an inopportune time or price. Further, as the lender to our borrowers, we may be obligated to fund all or a significant portion of a loan we have agreed to at one or more future dates. If we are unable to access funding, we may not have the funds available at such future date(s) to meet our funding obligations under a loan. In that event, we would likely be in breach of our agreement under such loan. We cannot provide any assurance that we will be able to obtain any such financing on favorable terms or at all.

Interest rate fluctuations could increase our financing costs, which could lead to a significant decrease in our results of operations, cash flows and the market value of our investments.

To the extent that our financing costs are determined by reference to floating rates, such as SOFR or a Treasury index, the amount of such costs will depend on the level and movement of interest rates. In recent years, interest rates had remained at relatively low levels on a historical basis. However, since January 2022, in light of increasing inﬂation, the U.S. Federal Reserve has increased interest rates eleven times. In a period of rising interest rates, our interest expense on floating-rate debt would increase, while any additional interest income we earn on our floating-rate investments may be subject to caps and may not compensate for such increase in interest expense. Specifically, in a rising interest environment, our interest income on our current portfolio is expected to increase. At the same time, the interest income we earn on our fixed-rate investments would not change, the duration and weighted average life of our fixed-rate investments would increase and the market value of our fixed-rate investments would decrease. Notwithstanding the current period of relatively high interest rates, the U.S. Federal Reserve has indicated that it may decrease in interest rates in 2024. In a period of declining interest rates, our interest income on floating-rate investments would generally decrease, while any decrease in the interest we are charged on our floating-rate debt may be subject to floors and may not compensate for such decrease in interest income. However, rate floors relating to our loan portfolio may offset some of the impact from declining rates. In addition, interest we are charged on our fixed-rate debt would not change. Any such scenario could adversely affect our results of operations and financial condition.

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

Hedging against interest rate or currency exposure may adversely affect our earnings, which could reduce our cash available for distribution to stockholders.

Subject to maintaining our qualification as a REIT, we may pursue various hedging strategies to seek to reduce our exposure to adverse changes in interest rates and fluctuations in currencies. Our hedging activity may vary in scope based on the level and volatility of interest rates, exchange rates, the type of assets held and other changing market conditions. Interest rate and currency hedging may fail to protect or could adversely affect us because, among other things:

•interest rate, currency and/or credit hedging can be expensive and may result in us generating less net income;

•available interest rate or currency hedges may not correspond directly with the interest rate or currency risk for which protection is sought;

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
•the hedging counterparty owing money in the hedging transaction may default on its obligation to pay;

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

The Commodity Exchange Act of 1936, as amended, and rules promulgated thereunder (“CFTC Rules”) by the U.S. Commodity Futures Trading Commission (“CFTC”) establish a comprehensive regulatory framework for certain derivative instruments, including swaps, futures and foreign exchange derivatives (“Regulated CFTC Instruments”). Under this regulatory framework, mortgage real estate investment trusts (“mREITs”) that trade in Regulated CFTC Instruments are considered “commodity pools” and the operators of such mREITs would be considered “commodity pool operators” (“CPOs”). Absent an exemption, a CPO of an mREIT must register with the CFTC and become subject to CFTC Rules applicable to registered CPOs, including with respect to disclosure, reporting, recordkeeping and business conduct in respect of the mREIT. We may from time to time, directly or indirectly, invest in Regulated CFTC Instruments, which may subject us to oversight by the CFTC.

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

We do not have any employees and are externally managed and advised by our Manager, an indirect subsidiary of KKR. Our Manager has significant discretion as to the implementation of our investment and operating policies and strategies. Accordingly, our success depends on the efforts, experience, diligence, skill and network of business contacts of the officers and key personnel of our Manager and its affiliates. Our Manager is managed by senior professionals of KKR Real Estate. These individuals evaluate, negotiate, execute and monitor our loans and investments and advise us regarding maintenance of our qualification as a REIT and exclusion from registration under the Investment Company Act; therefore, our success will depend on their skill and management expertise and continued service with our Manager and its affiliates.Our operating results are dependent upon, among other things, the availability of, as well as our Manager’s ability to identify, structure, consummate, leverage, manage and realize returns on our investments. We cannot assure you that our Manager will be successful in identifying and consummating investments that satisfy our rate of return objectives or that such investments, once made, will perform as anticipated. Furthermore, there is increasing competition among financial sponsors, investment banks and other real estate debt investors for hiring and retaining qualified investment professionals and there can be no assurance that such professionals will continue to be associated with us, our Manager or its affiliates or that any replacements will perform well. The departure of any of the officers or key personnel of our Manager and its affiliates could have a material adverse effect on our performance. In addition, pursuant to the terms of our management agreement, our Manager retains, for and on our behalf and at our expense, the services of certain other persons and firms as our Manager deems necessary or advisable in connection with managing our operations. We expect that certain of these providers will include affiliates of KKR and its portfolio companies as we expand our business and leverage service providers to manage our growth.

In addition, we can offer no assurance that our Manager will remain our investment manager or that we will continue to have access to our Manager’s officers and key personnel. The current term of the management agreement extends to December 31, 2024 and will be automatically renewed for additional one-year terms thereafter; provided, however, that our Manager may terminate the management agreement annually upon 180 days’ prior notice. If the management agreement is terminated and no suitable replacement is found to manage us, we may not be able to execute our business plan.

Termination of the management agreement would be costly.

Termination of the management agreement without cause will be difficult and costly. The management agreement may be terminated upon the affirmative vote of at least two-thirds of our independent directors, based upon our determination that (1) our Manager's performance is unsatisfactory and is materially detrimental to us and our subsidiaries taken as a whole or (2) the management fee and incentive fee payable to our Manager are not fair, subject to our Manager’s right to prevent any termination due to unfair fees by accepting a reduction of management and/or incentive fees agreed to by at least two-thirds of our independent directors. We must provide our Manager 180 days’ written notice of any termination. Additionally, upon such a termination, or if we materially breach the management agreement and our Manager terminates the management agreement, the management agreement provides that we will pay our Manager a termination fee equal to three times the sum of the average annual management fee and the average annual incentive fee, in each case earned by our Manager during the 24-month period immediately preceding the most recently completed calendar quarter prior to the date of termination. These provisions increase the cost to us of terminating the management agreement and adversely affect our ability to terminate the management agreement without cause.

Our Manager’s liability is limited under the management agreement and we have agreed to indemnify our Manager against certain liabilities.

Pursuant to the management agreement, our Manager does not assume any responsibility other than to render the services called for thereunder in good faith and is not responsible for any action of our board of directors in following or declining to follow any advice or recommendations of our Manager, including as set forth in the investment guidelines of the management agreement. Our Manager maintains a contractual as opposed to a fiduciary relationship with us. Under the terms of the management agreement, our Manager and its affiliates and their respective directors, officers, employees, managers, trustees, control persons, partners, equityholders and stockholders are not liable to us, our directors, stockholders or any subsidiary of ours, or their directors, officers, employees or stockholders for any acts or omissions performed in accordance with and pursuant to the management agreement, whether by or through attempted piercing of the corporate veil, by or through a claim, by the enforcement of any judgment or assessment or by any legal or equitable proceeding, or by virtue of any statute, regulation or other applicable law, or otherwise, except by reason of acts or omissions constituting bad faith, willful misconduct, gross negligence, or reckless disregard of their duties under the management agreement.

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

As of December 31, 2023, KKR and its affiliates beneficially owned shares of our common stock providing them with an aggregate 14.4% of the total voting power of our company. By virtue of KKR’s stock ownership, KKR has the power to significantly influence our business and affairs and is able to influence the outcome of matters required to be submitted to stockholders for approval, including the election of our directors, amendments to our charter, mergers or sales of assets. In addition, we are managed by our Manager, a KKR affiliate, and our executive officers are employees of our Manager or one or more of its affiliates. Our Bylaws provide that, so long as our Manager or any of its affiliates serve as our manager, in order for an individual to be qualified to be nominated for election as a director or to serve as a director, the nominee together with all other individuals nominated for election and any individuals who will continue to serve as a director after such election must include at least one individual that is or was designated by KKR Group Holdings L.P. (successor to KKR Fund Holdings L.P.).

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

In recent years, there has been increasing commentary amongst regulators and intergovernmental institutions on the role of nonbank institutions in providing credit and, particularly, so-called “shadow banking,” a term generally taken to refer to credit intermediation involving entities and activities outside the regulated banking system. For example, the Financial Stability Board has issued a policy framework for strengthening oversight and regulation of “shadow banking” entities. The report outlined initial steps to define the scope of the shadow banking system and proposed general governing principles for a monitoring and regulatory framework. A number of other regulators, such as the Federal Reserve, and international organizations, such as the International Organization of Securities Commissions, are studying the shadow banking system. It is not possible to assess whether any rules or regulations will be proposed or to what extent any finalized rules or regulations will have on the nonbank lending market. If rules or regulations were to extend to us or our affiliates the regulatory and supervisory requirements, such as capital and liquidity standards, currently applicable to banks, then the regulatory and operating costs associated therewith could adversely impact the implementation of our investment strategy and our returns. In an extreme eventuality, it is possible that such regulations could render the continued operation of our company unviable.

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

In order to qualify as a REIT for U.S. federal income tax purposes, we must continually satisfy tests concerning, among other things, our sources of income, the nature of our investments in real estate and related assets, the amounts we distribute to our stockholders and the ownership of our stock. We may also be required to make distributions to stockholders at disadvantageous times or when we do not have funds readily available for distribution, requiring us to borrow funds or sell a portion of our investments at disadvantageous prices. Thus, compliance with REIT requirements may hinder our ability to operate solely on the basis of maximizing profits.

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

Our taxable income may substantially exceed our net income as determined based on GAAP, or differences in timing between the recognition of taxable income and the actual receipt of cash may occur. For example, we may acquire assets, including debt securities requiring us to accrue original issue discount or recognize market discount income, that generate taxable income in excess of economic income or in advance of the corresponding cash flow from the assets referred to as “phantom income.” In addition, if a borrower with respect to a particular debt instrument encounters financial difficulty rendering it unable to pay stated interest as due, we may nonetheless be required to continue to recognize the unpaid interest as taxable income with the effect that we will recognize income but will not have a corresponding amount of cash available for distribution to our stockholders. Finally, we may be required under the terms of indebtedness that we incur to use cash received from interest payments to make principal payments on that indebtedness, with the effect of recognizing income but not having a corresponding amount of cash available for distribution to our stockholders. Also, in certain circumstances, our ability to deduct interest expenses for U.S. federal income tax purposes may be limited.

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

A REIT may own up to 100% of the stock of one or more taxable REIT subsidiaries. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a taxable REIT subsidiary. A corporation of which a taxable REIT subsidiary directly or indirectly owns more than 35% of the voting power or value of the stock will automatically be treated as a taxable REIT subsidiary. Overall, no more than 20% of the gross value of a REIT’s assets may consist of stock or securities of one or more taxable REIT subsidiaries. The value of our interests in and, therefore, the amount of assets held in a taxable REIT subsidiary may also be restricted by our need to qualify for an exclusion from regulation as an investment company under the Investment Company Act. A taxable REIT subsidiary will pay U.S. federal, state and local income tax at regular corporate rates on any income that it earns. In addition, the taxable REIT subsidiary rules limit the deductibility of amounts paid or accrued by a taxable REIT subsidiary to its parent REIT to assure that the taxable REIT subsidiary is subject to an appropriate level of corporate taxation. The rules also impose a 100% excise tax on certain transactions between a taxable REIT subsidiary and its parent REIT that are not conducted on an arm’s length basis.

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

We rely heavily on KKR’s financial, accounting, communications and other data processing systems. Such systems may fail to operate properly or become disabled as a result of tampering or a breach of the network security systems or otherwise. In addition, such systems are from time to time subject to cyberattacks, which may continue to increase in sophistication and frequency in the future. Attacks of our network security systems and those of KKR, our affiliates and service providers could involve, and in some instances have in the past involved, attacks that are intended to obtain unauthorized access to our proprietary information or personal identifying information of our stockholders, destroy data or disable, degrade or sabotage our systems, or divert or otherwise steal funds, often through the introduction of "phishing" attempts and other forms of social engineering, computer viruses and other malicious code.

Our information and technology systems as well as those of KKR, its portfolio entities and other related parties, such as service providers, may be vulnerable to damage or interruption from cybersecurity breaches, computer viruses or other malicious code, network failures, computer and telecommunication failures, infiltration by unauthorized persons and other security breaches, usage errors by their respective professionals or service providers, power, communications or other service outages and catastrophic events such as fires, tornadoes, floods, hurricanes and earthquakes. Cyberattacks, ransomware and other security threats could originate from a wide variety of sources, including cyber criminals, nation state hackers, hacktivists and other unknown parties outside the firm. Cyberattacks and other security threats could also originate from the malicious or accidental acts of insiders. There has been an increase in the frequency and sophistication of the cyber and security threats KKR faces, with attacks ranging from those common to businesses generally to those that are more advanced and persistent, which may target KKR because KKR holds a significant amount of confidential and sensitive information about its and our investors, its portfolio companies and potential investments. As a result, we and KKR may face a heightened risk of a security breach or disruption with respect to this information. If successful, these types of attacks on our or KKR’s network or other systems could have a material adverse effect on our business and results of operations, due to, among other things, the loss of investor or proprietary data, interruptions or delays in the operation of our business and damage to our reputation. There can be no assurance that measures KKR takes to ensure the integrity of its systems will provide protection, especially because cyberattack techniques used change frequently or are not recognized until successful.

If unauthorized parties gain access to such information and technology systems, they may be able to steal, publish, delete or modify private and sensitive information, including nonpublic personal information related to shareholders (and their beneficial owners) and material nonpublic information. Although we and KKR have implemented, and our service providers may implement, various measures to manage risks relating to these types of events, such systems could prove to be inadequate and, if compromised, could become inoperable for extended periods of time, cease to function properly or fail to adequately secure private information. Neither we nor KKR control the cyber security plans and systems put in place by third party service providers, and such third party service providers may have limited indemnification obligations to KKR and us, each of which could be negatively impacted as a result. Breaches such as those involving covertly introduced malware, impersonation of authorized users and industrial or other espionage may not be identified even with sophisticated prevention and detection systems, potentially resulting in further harm and preventing them from being addressed appropriately. The failure of these systems or of disaster recovery plans for any reason could cause significant interruptions in KKR’s, its affiliates’ or our operations and result in a failure to maintain the security, confidentiality or privacy of sensitive data, including personal information relating to shareholders, material nonpublic information and the intellectual property and trade secrets and other sensitive information in the possession of KKR and us. We and KKR could be required to make a significant investment to remedy the effects of any such failures, harm to their reputations, legal claims that they and their respective affiliates may be subjected to, regulatory action or enforcement arising out of applicable privacy and other laws, adverse publicity and other events that may affect their business and financial performance.

The costs related to cyber or other security threats or disruptions may not be fully insured or indemnified by other means. In addition, cybersecurity has become a top priority for regulators around the world. In addition, cybersecurity has become a top priority for regulators around the world. The SEC recently proposed amendments to its rules related to cybersecurity risk management, strategy, governance, and incident reporting, and many jurisdictions in which we and KKR operate have, or are considering adopting, laws and regulations relating to data privacy, cybersecurity and protection of personal information, including the General Data Protection Regulation in the European Union that went into effect in May 2018 and the California Consumer Privacy Act that became effective on January 1, 2020 and is being amended by the California Privacy Rights Act, which became effective on January 1, 2023. Virginia, Colorado, Utah and Connecticut recently enacted similar data privacy legislation that will go into effect in 2023. Some jurisdictions have also enacted laws requiring companies to notify individuals of data security breaches involving certain types of personal data. Breaches in security, whether malicious in nature or through inadvertent transmittal or other loss of data, could potentially jeopardize our or KKR’s, its employees’, or our investors’ or counterparties’ confidential, proprietary and other information processed and stored in, and transmitted through, our or KKR’s computer systems and networks, or otherwise cause interruptions or malfunctions in our or KKR’s, its employees’, or our investors’, our counterparties’ or third parties’ operations, which could result in significant losses, increased costs, disruption of our business, liability to our investors and other counterparties, regulatory intervention or reputational damage.

Furthermore, if we or KKR fail to comply with the relevant laws and regulations or fail to provide the appropriate regulatory or other notifications of a breach in a timely manner, it could result in regulatory investigations and penalties, which could lead to negative publicity and may cause our investors or KKR’s fund investors and clients to lose confidence in the effectiveness of our or KKR’s security measures. Although KKR takes various measures to ensure the integrity of such systems, there can be no assurance that these measures will provide protection. If such systems are compromised, do not operate properly or are disabled, or if we fail to comply with the relevant laws and regulations, we could suffer financial loss, a disruption of our businesses, liability to investors, regulatory intervention or reputational damage. Generally, our Manager will not be liable for losses incurred due to the failure of any such systems.

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

As of December 31, 2023, KKR and its affiliates beneficially owned shares of our common stock providing them with an aggregate 14.4% of the total voting power of our company. By virtue of KKR’s stock ownership and voting power, KKR has the power to significantly influence our business and affairs and is able to influence the outcome of matters required to be submitted to stockholders for approval, including the election of our directors, amendments to our charter, mergers or sales of assets. The influence exerted by KKR over our business and affairs might not be consistent with the interests of some or all of our stockholders. In addition, the concentration of ownership in our officers or directors or stockholders associated with them may have the effect of delaying or preventing a change in control of our company, including transactions that would be in the best interests of our stockholders and would result in receipt of a premium to the price of our shares of common stock (and even if such change in control would not reasonably jeopardize our qualification as a REIT), and might negatively affect the market price of our common stock.

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

Issuance of stock without stockholder approval. Our charter authorizes our board of directors, without stockholder approval, to authorize the issuance of up to 300,000,000 shares of common stock and up to 50,000,000 shares of preferred stock. As of December 31, 2023, 13,160,000 shares of preferred stock are classified as 6.50% Series A Cumulative Redeemable Preferred Stock and one share of preferred stock is classified as special non-voting preferred stock. Our charter also authorizes our board of directors, without stockholder approval, to classify or reclassify any unissued shares of common stock and preferred stock into other classes or series of stock and to amend our charter to increase or decrease the aggregate number of shares of stock or the number of shares of stock of any class or series that are authorized by the charter to be issued. Preferred stock may be issued in one or more classes or series, the terms of which may be determined by our board of directors without further action by stockholders. Prior to issuance of any such class or series, our board of directors will set the terms of any such class or series, including the preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications and terms and conditions of redemption. The issuance of any preferred stock could materially adversely affect the rights of holders of common stock and, therefore, could reduce the value of the common stock. In addition, specific rights granted to future holders of our preferred stock could be used to restrict our ability to merge with, or sell assets to, a third party. The power of our board of directors to cause us to issue preferred stock could, in certain circumstances, make it more difficult, delay, discourage, prevent or make it more costly to acquire or effect a change in control under circumstances that otherwise could provide the holders of shares of our common stock with the opportunity to realize a premium over the then current market price.

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

In addition, our charter includes certain limitations on the ownership and transfer of our common stock. See “Risks Related to Our REIT Status and Certain Other Tax Considerations—Our charter does not permit any person (including certain entities treated as individuals for this purpose) to own more than 9.8% of any class or series of our outstanding capital stock, and attempts to acquire shares of any class or series of our capital stock in excess of this 9.8% limit would not be effective without an exemption from those prohibitions by our board of directors.”

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

We are generally required to distribute to our stockholders at least 90% of our REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gain, each year for us to qualify as a REIT under the Code, which requirement we currently intend to satisfy through quarterly distributions of at least 90% of our net taxable income in such year, subject to certain adjustments. Although we intend to make regular quarterly distributions to holders of our common stock and we currently expect to distribute at least 90% of our net taxable income to our stockholders on an annual basis, we have not established a minimum distribution payment level and our ability to pay distributions may be adversely affected by a number of factors, including the risk factors described in this Annual Report on Form 10-K. Any distributions we make to our stockholders will be at the discretion of our board of directors and will depend on our earnings, financial condition, liquidity, debt covenants, maintenance of our REIT qualification, applicable law and such other factors as our board of directors may deem relevant from time to time. We believe that a change in any one of the following factors could adversely affect our results of operations and impair our ability to pay distributions at current levels or at all to our stockholders:

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

KREF is externally managed by our Manager. As an indirect subsidiary of KKR, our Manager is subject to and participates in KKR’s processes for assessing, identifying, and managing risks from cybersecurity threats, as detailed below.

KKR has a Chief Information Security Officer (the “KKR CISO”), who leads an information security team (the “KKR information security team”) that is responsible for information security at KKR’s asset management business, including its cybersecurity strategy and program, which includes, among other things, annual employee training about cybersecurity risks and new employee onboarding about KKR’s security policies. The KKR information security team’s mandates can be broadly grouped into three categories: (i) operations and engineering, (ii) threat detection and response and (iii) governance.

The KKR information security team members have a variety of relevant skill sets and expertise. For example, prior to joining KKR, KKR’s CISO was the CISO at another large financial institution where he was responsible for their global information security program. KKR’s CISO also has prior experience in various information security roles, including security architecture, application security, engineering and operations. He holds a Bachelor of Science in computer science from the New York University Polytechnic School of Engineering, is a Certified Information Systems Security Professional (CISSP) and holds a Series 99 – Operations Professional Exam certification. In addition, KKR information security team members have various backgrounds in information security, including in financial services and critical infrastructure, and the team maintains various levels of certifications – including CISSP, GIAC security operations certification, certified information security manager, and other certifications focused on specific technologies.

The KKR CISO chairs the technology and information security risk committee for KKR’s asset management business, which consists of employees from the KKR’s technology group and other groups, including risk, legal and compliance. The technology and information security risk committee is responsible for overseeing the cybersecurity risk environment for KKR’s asset management business, which includes identifying and monitoring KKR’s technology risks, including those related to information security, business disruption, fraud and privacy related risks, and also promoting cybersecurity awareness at the firm.

Periodically, at least annually, KKR’s CISO and/or other members of the KKR information security team will present to the KREF audit committee on various topics relating to KKR's technology risks, including KKR’s cybersecurity program (including the results of cybersecurity table top exercises), cybersecurity issues (including those relating to data protection, insider threats, regulatory changes, and geopolitical cyber threat management), and risk management (including the results of periodic technology audits). For a discussion of how risks from cybersecurity threats affect KREF’s business, see “Part 1. Item 1A. Risk Factors – Structural, Organizational and Operational Risks – Operational risks, including the risk of cyberattacks, may disrupt our business, result in losses or limit our growth” in this Annual Report on Form 10-K.

Cybersecurity Risk Management and Strategy

KKR’s asset management business has a cybersecurity incident response plan as a key component of its cybersecurity program, which is generally incorporated as part of KKR’s enterprise risk management program. The KKR CISO and KKR’s Chief Compliance Officer co-chair a cybersecurity incident response team (“KKR CIRT”), which aims to manage and mitigate the impact of cybersecurity breach events at KKR’s asset management business, including those arising from third-party service providers, including but not limited to, those providers that have access to KKR’s customer and employee data. Members of the KKR CIRT include members of the firm’s legal, technology, risk, public affairs, fundraising and finance groups. KREF has established a notification decision framework to determine when the KKR CIRT will provide notifications regarding certain cybersecurity incidents, with different severity thresholds triggering notifications to different recipient groups, including members of KREF management, and the KREF audit committee.

The KKR information security team undertakes a variety of measures to monitor and manage the cybersecurity risks of KKR’s asset management business. For example, the KKR information security team monitors KKR’s technology infrastructure with tools designed to detect suspicious behavior. KKR’s technology platforms and applications are designed to enable it to monitor user and network behavior at KKR’s asset management business, identify threats using certain analytics, and mitigate attacks across various layers of the enterprise. The KKR information security team conducts regular internal and external audits with third-party cybersecurity experts to identify and evaluate potential weaknesses in its cybersecurity systems. Some of these third-party monitoring functions continue throughout the year while other third-party security experts are periodically retained to audit specific areas of the cybersecurity program. In addition, the KKR information security team conducts periodic phishing simulations, and they also conduct periodic employee training on KKR’s security policies and controls and provide other security trainings as part of new employee onboarding. Additionally, the KKR CIRT conducts periodic tabletop exercises simulating a cybersecurity breach at KKR.

As of the date of this filing, we do not believe that our business strategy, results of operations or financial conditions have been materially affected by any cybersecurity incidents for the reporting period covered by this report. However, institutions like us, as well as our employees, service providers and other third parties, have experienced information security and cybersecurity attacks in the past and will likely continue to be the target of increasingly cyber actors. For a discussion of how risks from cybersecurity threats affect KREF’s business, see “Part 1. Item 1A. Risk Factors – Structural, Organizational and Operational Risks – Operational risks, including the risk of cyberattacks, may disrupt our business, result in losses or limit our growth” in this Annual Report on Form 10-K.

ITEM 2. PROPERTIES

Our principal executive offices are located at 30 Hudson Yards, New York, New York. We do not own any real property. We consider these facilities to be suitable and adequate for the management and operations of our business.

ITEM 3. LEGAL PROCEEDINGS

The section entitled “Litigation” appearing in Note 13 of our consolidated financial statements included in this Form 10-K is incorporated herein by reference.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

On May 5, 2017, our common stock began trading on the NYSE under the symbol “KREF.” As of February 2, 2024, there were 20 holders of record of our common stock. This does not include the number of stockholders that hold shares in “street name” through banks or broker-dealers.

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

Any distributions we make to our stockholders will be at the discretion of our board of directors and will depend on our earnings, financial condition, liquidity, debt covenants, maintenance of our REIT qualification, applicable law and such other factors as our board of directors may deem relevant from time to time. Our earnings, financial condition and liquidity will be affected by various factors, including the net interest and other income from our portfolio, our operating expenses and any other expenditures. Based on current market conditions, macroeconomic factors, and the status of our loan portfolio, we reduced our common stock dividend for the first quarter of 2024 to $0.25 per share. This level should support coverage of the dividend with operating earnings from our performing loan portfolio, while simultaneously managing our REO assets, as well as expectations for future interest rate reductions.

To the extent that in respect of any calendar year, cash available for distribution is less than our REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gain, we could be required to sell assets or borrow funds to make cash distributions or make a portion of the required distribution in the form of a taxable stock distribution or distribution of debt securities. For more information regarding risk factors that could materially adversely affect our actual results of operations, see Part I. Item IA. “Risk Factors”.

The following table sets forth the dividends declared on our common stock during each calendar quarter for 2023 and 2022:

Declaration Date	Record Date	Payment Date	Per Share
2023
March 17, 2023	March 31, 2023	April 14, 2023	$0.43
June 15, 2023	June 30, 2023	July 14, 2023	0.43
September 15, 2023	September 29, 2023	October 13, 2023	0.43
December 15, 2023	December 29, 2023	January 12, 2024	0.43
2022
March 15, 2022	March 31, 2022	April 15, 2022	$0.43
June 15, 2022	June 30, 2022	July 15, 2022	0.43
September 13, 2022	September 30, 2022	October 14, 2022	0.43
December 13, 2022	December 30, 2022	January 13, 2023	0.43

Stockholder Return Performance

The following graph is a comparison of the cumulative total stockholder return on shares of our common stock, the Russell 2000 Index (the “Russell 2000”), and the Bloomberg REIT Mortgage Index, a published industry index, from December 31, 2018 to December 31, 2023. The graph assumes that $100 was invested on December 31, 2018 in our common stock, the Russell 2000 and the Bloomberg REIT Mortgage Index and that all dividends were reinvested without the payment of any commissions. There can be no assurance that the performance of our shares will continue in line with the same or similar trends depicted in the graph below.

KKR Real Estate Finance Trust, Inc.
Russell 2000
Bloomberg REIT Mortgage Index
$180
$170
$160
$150
$140
$130
$120
$110
$100
$90
$80
12/31/2018
12/31/2019
12/31/2020
12/31/2021
12/31/2022
12/31/2023

Total Return Performance

	Period Ended
	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023
KKR Real Estate Finance Trust, Inc.	$100.0	$116.1	$113.1	$142.8	$106.0	$115.6
Russell 2000	100.0	125.5	150.5	172.7	137.4	160.6
Bloomberg REIT Mortgage Index	100.0	123.6	96.2	113.1	85.5	97.9

Equity Compensation Plan Information

The following table summarizes information, as of December 31, 2023, relating to our equity compensation plans pursuant to which shares of our common stock or other equity securities may be granted from time to time:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights(1)	Weighted-average exercise price of outstanding options, warrants and rights(2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column 1)
Equity compensation plans approved by security holders	1,220,635	$—	1,852,009
Equity compensation plans not approved by security holders	—	—	—
Total	1,220,635	$—	1,852,009
(1)    Reflects the aggregate number of equity-based awards granted under our Amended and Restated KKR Real Estate Finance Trust Inc. 2016 Omnibus Incentive Plan that remained outstanding as of December 31, 2023. All of these awards were in the form of restricted stock units.
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

We did not repurchase any shares of our common stock during the year ended December 31, 2023.

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

2023 Highlights

Operating Results:

•Net Loss Attributable to Common Stockholders of $53.9 million, or $(0.78) per diluted share of common stock
•Distributable Earnings of $57.6 million, or $0.83 per diluted share of common stock
•Declared dividends of $1.72 per common share. The fourth quarter dividend of $0.43 per common share produced an annualized yield of 13.00% on our closing stock price as of December 31, 2023
•Based on current market conditions, macroeconomic factors, and the status of our loan portfolio, we reduced our common stock dividend for the first quarter of 2024 to $0.25 per share. This level should support coverage of the dividend with operating earnings from our performing loan portfolio, while simultaneously managing our REO assets, as well as expectations for future interest rate reductions.

Investment Activity:

•Funded $684.3 million for loans closed in previous years and received loan repayments of $766.6 million
•$7.6 billion predominantly senior loan portfolio is 99% floating rate with a weighted average unlevered all-in-yield of 9.0% as of December 31, 2023
•Multifamily and industrial assets represent 55% of loan portfolio
•In December, we took title to the collateral of one defaulted senior office loan with an outstanding principal balance of $149.8 million (after a $6.0 million partial repayment). Accordingly, a $58.7 million, or ($0.85) per diluted share, realized loss was recognized

Portfolio Financing:

•Non-mark-to-market financing is $4.8 billion as of December 31, 2023, representing 76% of our secured financing.
•Extended a $600.0 million master repurchase agreement and a $500.0 million warehouse facility maturity date to March 2026
•Upsized a $240.0 million master repurchase agreement to $400.0 million and extended the final maturity date to December 2027
•Repaid $143.8 million convertible notes in cash
•Had no corporate debt or final facility maturities due until the first quarter of 2026

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

Earnings (Loss) Per Share and Dividends Declared

The following table sets forth the calculation of basic and diluted net income (loss) per share and dividends declared per share (amounts in thousands, except share and per share data):

	Three Months Ended December 31,	Year Ended December 31,
	2023	2023	2022
Net income (loss) attributable to common stockholders	$(18,738)	$(53,919)	$15,371
Weighted-average number of shares of common stock outstanding, basic and diluted	69,384,309	69,180,039	67,553,578
Net income (loss) per share, basic and diluted	$(0.27)	$(0.78)	$0.23
Dividends declared per share	$0.43	$1.72	$1.72

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

The following table provides a reconciliation of GAAP net income attributable to common stockholders to Distributable Earnings (amounts in thousands, except share and per share data):

	Three Months Ended December 31,	Year Ended December 31,
	2023	2023	2022
Net Income (Loss) Attributable to Common Stockholders	$(18,738)	$(53,919)	$15,371
Adjustments
Non-cash equity compensation expense	1,565	8,075	7,835
Unrealized (gains) or losses, net	419	1,859	(1,326)
Provision for (reversal of) credit losses, net	49,500	175,116	112,373
Non-cash convertible notes discount amortization	—	133	361
Loan write-offs(A)	(58,706)	(73,706)	(25,000)
Distributable Earnings (Loss)	$(25,960)	$57,558	$109,614
Weighted average number of shares of common stock outstanding
Basic and Diluted	69,384,309	69,180,039	67,553,578
Distributable Earnings (Loss) per Diluted Weighted Average Share	$(0.37)	$0.83	$1.62

(A)    Includes a $58.7 million write-off of a defaulted senior loan upon deed-in-lieu of foreclosure during the three months ended December 31, 2023, and a $15.0 million write-off of a subordinated loan during the three months ended September 30, 2023. Includes a $25.0 million partial write-off of a defaulted senior loan during the year ended December 31, 2022.

Book Value per Share

We believe that book value per share is helpful to stockholders in evaluating the growth of our company as we have scaled our equity capital base and continue to invest in our target assets. The following table calculates our book value per share (amounts in thousands, except share and per share data):

	Year Ended December 31,
	2023	2022
KKR Real Estate Finance Trust Inc. stockholders' equity	$1,404,767	$1,571,538
Series A preferred stock (liquidation preference of $25.00 per share)	(327,750)	(327,750)
Common stockholders' equity	$1,077,017	$1,243,788
Shares of common stock issued and outstanding at period end	69,313,860	69,095,011
Add: Deferred stock units	72,708	—
Total shares outstanding at period end	69,386,568	69,095,011
Book value per share	$15.52	$18.00

Book value as of December 31, 2023 included the impact of an estimated CECL credit loss allowance of $212.5 million, or ($3.06) per share. See Note 2 — Summary of Significant Accounting Policies, to our consolidated financial statements included in this Form 10-K for detailed discussion of allowance for credit losses.

Our Portfolio

We have established a $7,752.3 million portfolio of diversified investments, consisting primarily of senior commercial real estate loans as of December 31, 2023.

During the year ended December 31, 2023, we collected 97.6% of interest payments due on our loan portfolio. As of December 31, 2023, the average risk rating of our loan portfolio was 3.2, weighted by total loan exposure. As of December 31, 2023, the average loan commitment in our portfolio was $121.6 million and multifamily and industrial loans comprised 55% of our loan portfolio.

In addition, as a result of taking title to the collateral of defaulted senior loans, we owned REO assets with a net carrying value of $158.6 million, comprised of the fair value of the acquired properties and capitalized redevelopment costs, as of December 31, 2023. These properties are reflected on our Consolidated Balance Sheet.

Since our IPO, we have continued to execute on our primary investment strategy of originating floating-rate transitional senior loans and, as we continue to scale our loan portfolio, we expect that our originations will continue to be heavily weighted toward floating-rate loans. As of December 31, 2023, 99% of our loans by total loan exposure earned a floating rate of interest. We expect the majority of our future investment activity to focus on originating floating-rate senior loans that we finance with our repurchase and other financing facilities, with a secondary focus on originating floating-rate loans for which we syndicate a senior position and retain a subordinated interest for our portfolio. As of December 31, 2023, all of our investments were located in the United States.

The following charts illustrate the diversification and composition of our loan portfolio(A), based on type of investment, interest rate, underlying property type, geographic location, vintage and LTV as of December 31, 2023:

The charts above are based on total loan exposure of our commercial real estate loans.
(A)    Excludes: (i) REO with net carrying value of $158.6 million, (ii) CMBS B-Piece investments held through an equity method investment and (iii) fully written off risk-rated 5 loans with a combined outstanding principal balance of $45.5 million.
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
(D)    "Other" property type includes Condo (Residential) (2%), Self-Storage (2%), Student Housing (1%) and Single Family Rental (1%).
(E)    LTV is generally based on the initial loan amount divided by the as-is appraised value as of the date the loan was originated or by the current principal amount as of the date of the most recent as-is appraised value. Weighted average LTV includes non-consolidated senior interests and excludes risk-rated 5 loans.

The following table details our quarterly loan activity (dollars in thousands):

	Three Months Ended				Year Ended December 31,
	December 31, 2023	September 30, 2023	June 30, 2023	March 31, 2023	2023	2022
Loan originations	$—	$—	$—	$—	$—	$2,705,900
Loan fundings(A)	$138,655	$164,882	$177,162	$203,612	$684,311	$2,469,378
Loan repayments(B)	(188,106)	(152,301)	(339,288)	(86,928)	(766,623)	(1,323,011)
Net fundings	(49,451)	12,581	(162,126)	116,684	(82,312)	1,146,367
PIK interest	—	—	—	—	—	1,870
Write-offs(C)	(58,706)	(15,000)	—	—	(73,706)	(25,000)
Transfer to REO	(86,422)	—	—	—	(86,422)	—
Total activity	$(194,579)	$(2,419)	$(162,126)	$116,684	$(242,440)	$1,123,237

(A)    Includes initial funding of new loans and additional fundings made under existing loans.
(B)     Includes $4.7 million of cost recovery interest applied as a reduction to loan principal during the three months ended December 31, 2023.
(C)    Includes a $58.7 million write-off on a defaulted senior loan upon deed-in-lieu of foreclosure during the three months ended December 31, 2023, and a $15.0 million write-off of a subordinated loan during the three months ended September 30, 2023. Includes a $25.0 million partial write-off of a defaulted senior loan during the year ended December 31, 2022.

The following table details overall statistics for our loan portfolio as of December 31, 2023 (dollars in thousands):

		Total Loan Exposure(A)(B)
	Balance Sheet Portfolio(A)	Total Loan Portfolio	Floating Rate Loans	Fixed Rate Loans(C)
Number of loans	69	69	69	—
Principal balance	$7,369,425	$7,558,036	$7,480,579	$77,457
Amortized cost	$7,343,548	$7,532,159	$7,458,989	$73,170
Unfunded loan commitments(D)	$816,400	$816,428	$809,484	$6,943
Weighted average cash coupon(E)	8.7%	8.7%	S + 3.4%	*
Weighted average all-in yield(E)	9.0%	9.0%	S + 3.6%	*
Weighted average maximum maturity (years)(F)	2.7	2.7	2.7	1.6
LTV(G)	66%	66%	66%	n/a

*    Rounds to zero
(A)     Excludes fully written off risk-rated 5 loans with a combined outstanding principal balance of $45.5 million.
(B)    In certain instances, we finance our loans through the non-recourse sale of a senior interest that is not included in our consolidated financial statements. Total loan exposure includes the entire loan we originated and financed.
(C)    Represents mezzanine notes with commitments of $79.4 million and $5.0 million, respectively, accompanying two senior loans. $77.5 million of loan principal was funded, of which $74.4 million was placed on nonaccrual status, as of December 31, 2023. The remaining $3.1 million funded principal earned a fixed interest rate of 10.0% as of December 31, 2023. Refer to Note 3 to our consolidated financial statements for additional information.
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
(F)     Maximum maturity assumes all extension options are exercised by the borrower; however, our loans may be repaid prior to such date. As of December 31, 2023, based on total loan exposure, 13.3% of our loans were subject to yield maintenance or other prepayment restrictions and 86.7% were open to repayment by the borrower without penalty.
(G)     LTV is generally based on the initial loan amount divided by the as-is appraised value as of the date the loan was originated or by the current principal amount as of the date of the most recent as-is appraised value. Weighted average LTV includes non-consolidated senior interests and excludes risk-rated 5 loans.

The table below sets forth additional information relating to our portfolio as of December 31, 2023 (dollars in millions):

	Investment(A)	Location	Property Type	Investment Date	Total Whole Loan(B)	Committed Principal Amount(B)	Current Principal Amount	Net Equity(C)	Coupon(D)(E)		Max Remaining Term (Years)(D)(F)	Loan Per SF / Unit / Key(G)	LTV(D)(H)	Risk Rating
	Senior Loans(I)
1	Senior Loan	Arlington, VA	Multifamily	9/30/2021	$381.0	$381.0	$369.0	$74.1	+	3.3	2.8	$332,439 / unit	69%	3
2	Senior Loan	Boston, MA	Life Science	8/3/2022	312.5	312.5	195.4	27.3	+	4.2	3.6	$747 / SF	56	3
3	Senior Loan	Bellevue, WA	Office	9/13/2021	520.8	260.4	182.5	47.7	+	3.7	3.3	$855 / SF	63	3
4	Senior Loan	Various	Industrial	4/28/2022	504.5	252.3	252.3	50.6	+	2.7	3.4	$98 / SF	64	3
5	Senior Loan	Mountain View, CA	Office	7/14/2021	362.8	250.0	200.9	118.5	+	3.4	2.6	$654 / SF	n.a.	5
6	Senior Loan	Bronx, NY	Industrial	8/27/2021	381.2	228.7	198.9	43.0	+	4.2	2.7	$277 / SF	52	3
7	Senior Loan	Los Angeles, CA	Multifamily	2/19/2021	220.0	220.0	220.0	33.9	+	2.9	2.2	$410,430 / unit	68	3
8	Senior Loan	Various	Multifamily	5/31/2019	206.5	206.5	206.5	41.9	+	4.0	1.4	$192,991 / unit	74	3
9	Senior Loan	Minneapolis, MN	Office	11/13/2017	199.4	199.4	194.4	89.0	+	2.3	1.5	$182 / SF	n.a.	5
10	Senior Loan	Various	Industrial	6/15/2022	375.5	187.8	173.3	37.7	+	2.9	3.5	$125 / SF	50	3
11	Senior Loan	Boston, MA	Office	2/4/2021	375.0	187.5	187.5	37.5	+	3.4	2.1	$506 / SF	71	4
12	Senior Loan	The Woodlands, TX	Hospitality	9/15/2021	183.3	183.3	180.9	33.0	+	4.3	2.8	$199,015 / key	64	3
13	Senior Loan	Washington, D.C.	Office	11/9/2021	181.0	181.0	163.4	54.8	+	2.9	3.9	$458 / SF	55	3
14	Senior Loan(J)	Washington, D.C.	Office	12/20/2019	175.5	175.5	173.4	83.4	+	3.5	1.0	$848 / SF	58	3
15	Senior Loan	West Palm Beach, FL	Multifamily	12/29/2021	171.5	171.5	170.9	26.1	+	2.8	3.0	$210,456 / unit	73	3
16	Senior Loan	Various	Self-Storage	12/21/2022	336.6	168.3	129.6	26.1	+	3.8	4.0	$19,498 / unit	64	3
17	Senior Loan	Boston, MA	Life Science	4/27/2021	332.3	166.2	161.1	31.5	+	3.7	2.4	$669 / SF	66	3
18	Senior Loan(J)	New York, NY	Condo (Residential)	12/20/2018	151.3	151.3	149.9	55.6	+	3.7	—	$2,498,416 / unit	69	3
19	Senior Loan	Plano, TX	Office	2/6/2020	150.7	150.7	150.7	23.3	+	2.8	1.1	$208 / SF	64	3
20	Senior Loan	Redwood City, CA	Life Science	9/30/2022	580.7	145.2	—	(1.0)	+	4.5	3.8	$885 / SF	53	3
21	Senior Loan	Seattle, WA	Life Science	10/1/2021	188.0	140.3	116.8	45.6	+	3.2	2.8	$745 / SF	n.a.	5
22	Senior Loan	Dallas, TX	Office	12/10/2021	138.0	138.0	138.0	25.8	+	3.7	2.9	$439 / SF	68	3
23	Senior Loan	Boston, MA	Multifamily	3/29/2019	137.0	137.0	137.0	27.8	+	3.4	0.3	$351,282 / unit	64	3
24	Senior Loan	Arlington, VA	Multifamily	1/20/2022	135.3	135.3	133.1	30.6	+	2.9	3.1	$443,550 / unit	78	3
25	Senior Loan	Fontana, CA	Industrial	5/11/2021	132.0	132.0	109.4	42.9	+	4.7	2.4	$113 / SF	64	3
26	Senior Loan	Fort Lauderdale, FL	Hospitality	11/9/2018	127.5	127.5	127.5	65.5	+	5.0	0.2	$368,497 / key	66	3
27	Senior Loan	San Carlos, CA	Life Science	2/1/2022	195.9	125.0	102.8	30.5	+	3.6	3.1	$702 / SF	68	3
28	Senior Loan	Cambridge, MA	Life Science	12/22/2021	401.3	115.7	87.6	21.3	+	4.0	3.0	$1,072 / SF	51	3
29	Senior Loan(K)	Philadelphia, PA	Office	6/19/2018	114.3	114.3	114.3	20.4	+	2.8	3.1	$117 / SF	64	3
30	Senior Loan	Pittsburgh, PA	Student Housing	6/8/2021	112.5	112.5	112.5	17.3	+	3.0	2.4	$155,602 / unit	74	3
31	Senior Loan	West Hollywood, CA	Multifamily	1/26/2022	107.0	107.0	105.1	18.6	+	3.1	3.1	$2,839,392 / unit	65	4
32	Senior Loan	Las Vegas, NV	Multifamily	12/28/2021	106.3	106.3	102.0	17.4	+	2.8	3.0	$193,182 / unit	75	3
33	Senior Loan(L)	Chicago, IL	Office	7/15/2019	105.0	105.0	88.4	19.9	+	2.3	4.6	$85 / SF	57	3
34	Senior Loan	San Diego, CA	Multifamily	10/20/2021	103.5	103.5	103.5	18.9	+	2.9	2.9	$448,052 / unit	71	4
35	Senior Loan	Boston, MA	Industrial	6/28/2022	285.5	100.0	99.3	20.5	+	3.0	3.5	$198 / SF	52	3
36	Senior Loan	Washington, D.C.	Office	1/13/2022	228.5	100.0	65.8	13.1	+	3.3	4.1	$241 / SF	55	3
37	Senior Loan	Phoenix, AZ	Industrial	1/13/2022	195.3	100.0	58.1	14.1	+	4.0	3.1	$57 / SF	57	3

	Investment(A)	Location	Property Type	Investment Date	Total Whole Loan(B)	Committed Principal Amount(B)	Current Principal Amount	Net Equity(C)	Coupon(D)(E)		Max Remaining Term (Years)(D)(F)	Loan Per SF / Unit / Key(G)	LTV(D)(H)	Risk Rating
38	Senior Loan	Cary, NC	Multifamily	11/21/2022	100.0	100.0	95.0	18.2	+	3.4	3.9	$243,656 / unit	63	3
39	Senior Loan	Orlando, FL	Multifamily	12/14/2021	97.4	97.4	89.3	23.3	+	3.1	3.0	$235,601 / unit	74	3
40	Senior Loan	Brisbane, CA	Life Science	7/22/2021	95.0	95.0	90.8	18.0	+	3.1	2.6	$784 / SF	71	3
41	Senior Loan	Brandon, FL	Multifamily	1/13/2022	90.3	90.3	67.4	10.1	+	3.1	3.1	$193,586 / unit	75	3
42	Senior Loan	Dallas, TX	Multifamily	12/23/2021	90.0	90.0	80.1	17.2	+	2.9	3.0	$246,511 / unit	67	3
43	Senior Loan	Miami, FL	Multifamily	10/14/2021	89.5	89.5	89.5	17.4	+	2.9	2.9	$304,422 / unit	76	3
44	Senior Loan	Dallas, TX	Office	1/22/2021	87.0	87.0	87.0	14.6	+	3.4	2.1	$294 / SF	63	3
45	Senior Loan	San Antonio, TX	Multifamily	6/1/2022	246.5	86.3	80.3	19.8	+	2.8	3.4	$103,007 / unit	68	3
46	Senior Loan	Scottsdale, AZ	Multifamily	5/9/2022	169.0	84.5	84.5	13.0	+	2.9	3.4	$457,995 / unit	64	3
47	Senior Loan	Raleigh, NC	Multifamily	4/27/2022	82.9	82.9	80.1	16.7	+	3.0	3.4	$250,170 / unit	68	4
48	Senior Loan	Hollywood, FL	Multifamily	12/20/2021	81.0	81.0	81.0	15.1	+	3.1	3.0	$327,935 / unit	74	3
49	Senior Loan	Charlotte, NC	Multifamily	12/14/2021	79.3	79.3	75.5	12.0	+	3.1	3.0	$205,055 / unit	74	3
50	Senior Loan(M)	Various	Industrial	6/30/2021	153.0	76.5	63.7	27.1	+	5.5	2.5	$74 / SF	59	3
51	Senior Loan	Phoenix, AZ	Single Family Rental	4/22/2021	72.1	72.1	67.7	17.7	+	4.9	2.4	$157,092 / unit	50	3
52	Senior Loan	Denver, CO	Multifamily	9/14/2021	70.3	70.3	70.3	10.7	+	2.8	2.8	$290,496 / unit	78	3
53	Senior Loan	Washington, D.C.	Multifamily	12/4/2020	69.0	69.0	66.8	10.7	+	3.6	1.9	$267,000 / unit	63	3
54	Senior Loan	Dallas, TX	Multifamily	8/18/2021	68.2	68.2	68.2	10.2	+	3.9	2.7	$189,444 / unit	70	3
55	Senior Loan	Manassas Park, VA	Multifamily	2/25/2022	68.0	68.0	68.0	13.3	+	2.7	3.2	$223,684 / unit	73	3
56	Senior Loan	Plano, TX	Multifamily	3/31/2022	67.8	67.8	67.4	19.0	+	2.8	3.3	$253,226 / unit	75	3
57	Senior Loan	Nashville, TN	Hospitality	12/9/2021	66.0	66.0	64.7	10.1	+	3.7	3.0	$281,237 / key	68	3
58	Senior Loan	Oakland, CA	Office	10/23/2020	205.5	64.4	45.8	7.2	+	4.4	1.9	$141 / SF	55	2
59	Senior Loan	Atlanta, GA	Multifamily	12/10/2021	61.5	61.5	59.3	14.8	+	3.0	3.0	$196,421 / unit	67	3
60	Senior Loan	Durham, NC	Multifamily	12/15/2021	60.0	60.0	56.5	10.1	+	3.0	3.0	$163,879 / unit	67	3
61	Senior Loan	San Antonio, TX	Multifamily	4/20/2022	57.6	57.6	56.4	10.6	+	2.7	3.4	$164,950 / unit	79	3
62	Senior Loan	Queens, NY	Industrial	2/22/2022	55.3	55.3	54.7	13.9	+	4.0	0.7	$89 / SF	68	3
63	Senior Loan	Sharon, MA	Multifamily	12/1/2021	51.9	51.9	51.9	7.7	+	2.9	2.9	$270,443 / unit	70	3
64	Senior Loan	Reno, NV	Industrial	4/28/2022	140.4	50.5	50.5	11.4	+	2.7	3.4	$117 / SF	74	3
65	Senior Loan	Carrollton, TX	Multifamily	4/1/2022	48.5	48.5	47.5	13.8	+	2.9	3.3	$148,428 / unit	74	3
66	Senior Loan	Dallas, TX	Multifamily	4/1/2022	43.9	43.9	42.6	11.6	+	2.9	3.3	$119,706 / unit	73	3
67	Senior Loan	Georgetown, TX	Multifamily	12/16/2021	41.8	41.8	41.8	10.3	+	3.4	3.0	$199,048 / unit	68	3
68	Senior Loan	San Diego, CA	Multifamily	4/29/2022	203.0	40.0	39.7	6.2	+	2.6	3.4	$455,485 / unit	63	3
69	Senior Loan	Denver, CO	Industrial	12/11/2020	15.4	15.4	12.1	4.4	+	3.8	2.0	$47 / SF	61	2
	Total/Weighted Average Senior Loans Unlevered				$11,842.2	$8,390.1	$7,558.0	$1,821.0		3.3%	2.7		66%	3.2
	Non-Senior Loans
	CMBS B-Pieces
1	RECOP I(N)	Various	Various	2/13/2017	n.a.	40.0	35.7	35.7		4.7	5.5	n.a.	58	n.a.
	Total/Weighted Average CMBS B-Pieces Unlevered					$40.0	$35.7	$35.7		4.7%	5.5		58%
	Real Estate Owned
1	Real Estate Asset	Portland, OR	Retail	12/16/2021	n.a.	n.a.	82.1	82.1		n.a.	n.a.	n.a.	n.a.	n.a.

	Investment(A)	Location	Property Type	Investment Date	Total Whole Loan(B)	Committed Principal Amount(B)	Current Principal Amount	Net Equity(C)	Coupon(D)(E)	Max Remaining Term (Years)(D)(F)	Loan Per SF / Unit / Key(G)	LTV(D)(H)	Risk Rating
2	Real Estate Asset	Philadelphia, PA	Office	12/22/2023	n.a.	n.a.	$76.5	$26.5	n.a.	n.a.	n.a.	n.a.	n.a.
	Total/Weighted Average Real Estate Owned						$158.6	$108.6
	Grand Total / Weighted Average					$8,430.1	$7,752.3	$1,965.2	8.7%	2.7		66%	3.2
*    Numbers presented may not foot due to rounding.

(A)    Our total portfolio represents the current principal amount on senior and mezzanine loans, net equity in RECOP I, which holds CMBS B-Piece investments, and net carrying value of our REO investments. Excludes one mezzanine loan with an outstanding principal of $5.5 million that was fully written off.
For Senior Loan 9, the total whole loan is $199.4 million, including (i) a fully funded senior mortgage loan of $120.0 million, at an interest rate of S+2.25% and (ii) a mezzanine note with a commitment of $79.4 million, of which $74.4 million was funded as of December 31, 2023, at a fixed interest rate of 4.5%. The mezzanine note interest is payment-in-kind (“PIK Interest”), which is capitalized, compounded, and added to the outstanding principal balance of the respective loans.
For Senior Loan 11, the total whole loan is $375.0 million, co-originated and co-funded by us and a KKR affiliate. Our interest is 50% of the loan or $187.5 million, of which $150.0 million in senior notes were syndicated to a third party. Post syndication, we retained a mezzanine loan with a commitment of $37.5 million, fully funded as of December 31, 2023, at an interest rate of S+7.96%.
For Senior Loan 31, the total whole loan is $107.0 million, including (i) a fully funded senior mortgage loan of $102.0 million, at an interest rate of S+3.06%, (ii) a senior mezzanine note with $2.3 million funded as of December 31, 2023, at a fixed interest rate of 10.0% and (iii) a fully funded junior mezzanine note of $0.8 million, at a fixed interest rate 10.0% with certain profit share provisions, as defined in the loan agreement.
For Senior Loan 58, the total whole loan is $205.5 million, co-originated and co-funded by us and a KKR affiliate. Our interest is 31% of the loan or $64.4 million, of which $54.3 million in senior notes were syndicated to third party lenders. Post syndication, we retained a mezzanine loan with a commitment of $10.1 million, of which $7.2 million was funded as of December 31, 2023, at an interest rate of S+13.02%.
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
(G)    Loan Per SF / Unit / Key is based on the current principal amount divided by the current SF / Unit / Key. For Senior Loans 2, 3, 6, 20, 25, 28, 37, 50, 51, and 69, Loan Per SF / Unit / Key is calculated as the total commitment amount of the loan divided by the proposed SF / Unit / Key.
(H)    For senior loans, LTV is generally based on the initial loan amount divided by the as-is appraised value as of the date the loan was originated or by the current principal amount as of the date of the most recent as-is appraised value; for mezzanine loans, LTV is based on the current balance of the whole loan divided by the as-is appraised value as of the date the loan was originated; for RECOP I CMBS B-Pieces, LTV is based on the weighted average LTV of the underlying loan pool at issuance. Weighted Average LTV excludes risk-rated 5 loans.
For Senior Loan 18, LTV is based on the current principal amount divided by the adjusted appraised gross sellout value net of sales cost.
For Senior Loans 2, 3, 6, 20, 25, 28, 37, 50, 51, and 69, LTV is calculated as the total commitment amount of the loan divided by the as-stabilized value as of the date the loan was originated.
(I)    Senior loans include senior mortgages and similar credit quality investments, including junior participations in our originated senior loans for which we have syndicated the senior participations and retained the junior participations for our portfolio and excludes vertical loan participations.
(J)    Senior Loan 14 and Senior Loan 18 were fully repaid in January 2024.
(K)    For Senior Loan 29, the Total Whole Loan, Committed Principal Amount, and Current Principal Amount excludes junior mezzanine notes with a total outstanding principal of $25.0 million that was fully written off.
(L)    For Senior Loan 33, the Total Whole Loan, Committed Principal Amount, and Current Principal Amount excludes a subordinated note with a total outstanding principal of $15.0 million that was fully written off.
(M) For Senior Loan 50, the total whole loan facility is $153.0 million co-originated and co-funded by us and a KKR affiliate. Our interest was 50% of the facility, or $76.5 million. The facility is comprised of individual cross-collateralized whole loans. As of December 31, 2023, there were five underlying senior loans in the facility with a commitment of $76.5 million and outstanding principal of $63.7 million
(N)     Represents our investment in an aggregator vehicle alongside RECOP I that invests in CMBS B-Pieces. Committed principal represents our total commitment to the aggregator vehicle whereas current principal represents the current funded amount.

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

In addition to ongoing asset management, our Manager performs a quarterly review of our portfolio whereby each loan is assigned a risk rating of 1 through 5, from lowest risk to highest risk. Our Manager is responsible for reviewing, assigning and updating the risk ratings for each loan at least once per quarter. The risk ratings are based on many factors, including, but not limited to, underlying real estate performance, values of comparable properties, durability and quality of property cash flows, sponsor experience and financial wherewithal, and the existence of a risk-mitigating loan structure. Additional key considerations include debt service coverage ratios, real estate and credit market dynamics, and risk of default or principal loss. In performing this review and assigning a risk rating with respect to each loan, our Manager assesses these various factors holistically and considers these factors on a case-by-case basis, determining whether to give additional weight to any of these factors based upon the specific facts and circumstances of each loan. Based on a five-point scale, our loans are rated "1" through "5," from less risk to greater risk, which ratings are defined as follows: 1 (Very Low Risk); 2 (Low Risk); 3 (Medium Risk); 4 (High Risk/Potential for Loss); and 5 (Impaired/Loss Likely).

As of December 31, 2023, the average risk rating of our loan portfolio was 3.2, weighted by total loan exposure, consistent with that as of December 31, 2022.

December 31, 2023					December 31, 2022
Risk Rating	Number of Loans(A)	Carrying Value	Total Loan Exposure(A)	Total Loan Exposure %*	Number of Loans(A)	Carrying Value	Total Loan Exposure(B)	Total Loan Exposure %*
1	—	$—	$—	—%	—	$—	$—	—%
2	2	19,392	57,925	1	—	—	—	—
3	60	6,493,506	6,511,894	86	70	6,560,166	6,864,941	88
4	4	325,286	476,112	6	3	443,957	446,322	6
5	3	505,364	512,105	7	3	490,015	489,214	6
Total loan receivable	69	$7,343,548	$7,558,036	100%	76	$7,494,138	$7,800,477	100%
Allowance for credit losses		(210,470)				(106,974)
Loan receivable, net		$7,133,078				$7,387,164
*Numbers presented may not foot due to rounding.

(A)    Excludes three fully written off risk-rated 5 loans with a combined outstanding principal balance of $45.5 million as of December 31, 2023.
Excludes one fully written off risk-rated 5 loan with an outstanding principal balance of $5.5 million as of December 31, 2022.
(B)    In certain instances, KREF finances its loans through the non-recourse sale of a senior interest that is not included in the consolidated financial statements. Total loan exposure includes the entire loan KREF originated and financed, including $188.6 million and $263.1 million of such non-consolidated interests as of December 31, 2023 and 2022, respectively.

In January 2023, we completed the modification of a risk-rated 5 senior office loan located in Philadelphia, PA, with an outstanding principal balance of $161.0 million. The terms of the modification included, among others, a $25.0 million principal repayment and a restructure of the $136.0 million senior loan (after the $25.0 million repayment) into (i) a $116.5 million committed senior mortgage loan (with $5.5 million in unfunded commitment) and (ii) a $25.0 million junior mezzanine note. The restructured senior loan earns a coupon rate of S+2.75% and has a new term of up to four years, assuming all extension options are exercised. The $25.0 million junior mezzanine note is subordinate to a new $41.5 million committed senior mezzanine note held by the sponsor (with $16.5 million in unfunded commitment). As of December 31, 2022, $25.0 million of the loan was deemed uncollectible and written off, which was applied to the junior mezzanine note upon completion of the modification. This loan modification was accounted for as a new loan for GAAP purposes. The restructured senior loan with an outstanding principal balance of $114.3 million was risk-rated 3 as of December 31, 2023.

In June 2023, we completed the modification of a risk-rated 4 senior multifamily loan located in West Hollywood, CA, with an outstanding principal balance of $102.0 million as of March 31, 2023. The terms of the modification included, among others, an additional borrower deposit in escrow in exchange for an upsize in the loan commitment structured as (i) an accompanying senior mezzanine note with a commitment of $4.2 million, at a fixed interest rate of 10.0%, and (ii) an accompanying junior mezzanine note with a commitment of $0.8 million, at a fixed interest rate of 10.0% with certain profit share provisions, as defined in the loan agreement. As of December 31, 2023, the senior mezzanine note had an outstanding principal balance of $2.3 million, while the junior mezzanine note was fully funded. The restructured whole loan with an outstanding principal balance of $105.1 million was risk-rated 4 as of December 31, 2023.

In June 2023, we completed the modification of a risk-rated 5 senior office loan located in Minneapolis, MN, with an outstanding principal balance of $194.4 million as of March 31, 2023. The terms of the modification included, among others, a restructure of the $194.4 million senior loan into (i) a $120.0 million senior mortgage loan (fully funded) and (ii) a $79.4 million mezzanine note (with $5.0 million in unfunded commitment). The restructured senior loan earns a coupon rate of S+2.25% and the mezzanine note earns a fixed 4.5% PIK interest rate. Post modification, the whole loan’s maximum maturity is July 2025, assuming all extension options are exercised. The restructured whole loan with an outstanding principal balance of $194.4 million was risk-rated 5 as of December 31, 2023.

In September 2023, we completed the modification of a risk-rated 4 senior office loan located in Chicago, IL, with an outstanding principal balance of $118.4 million. The terms of the modification included, among others, a $15.0 million principal repayment, a $15.0 million reduction in unfunded loan commitment, and a restructure of the $103.4 million senior loan (after the $15.0 million repayment) into (i) a $105.0 million committed senior mortgage loan (with $16.6 million in unfunded commitment) and (ii) a $15.0 million subordinated note. The restructured senior loan earns a coupon rate of S+2.25% and has a new term of five years. The $15.0 million subordinated note is subordinate to a new $18.5 million sponsor interest and was deemed uncollectible and written off. The restructured senior loan with an outstanding principal balance of $88.4 million was risk-rated 3 as of December 31, 2023.

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

Our Non-Mark-to-Market Financing Sources, which accounted for 76% of our total financing as of December 31, 2023, are not subject to credit or capital markets mark-to-market provisions. The remaining 24% of our total financing, which is primarily comprised of three master repurchase agreements, are only subject to credit marks.

We continue to expand and diversify our financing sources, especially those sources that provide non-mark-to-market financing, reducing our exposure to market volatility.

The following table summarizes our financing agreements (dollars in thousands):

		December 31, 2023				December 31, 2022
		Maximum	Collateral	Borrowings		Borrowings
	Non-/Mark-to-Market	Facility Size(A)	Assets(B)	Outstanding	Available(C)	Outstanding
Master Repurchase Agreements	Mark-to-Credit	$2,000,000	$2,231,723	$1,477,227	$35,610	$1,436,166
Collateralized loan obligations	Non-Mark-to-Market	1,942,750	2,300,000	1,942,750	—	1,942,750
Term Lending Agreements	Non-Mark-to-Market	1,977,399	1,737,431	1,329,390	8,394	1,530,105
Term Loan Facility	Non-Mark-to-Market	1,000,000	718,739	561,377	—	631,557
Warehouse Facility	Non-Mark-to-Market	500,000	—	—	—	—
Asset Specific Financing	Non-Mark-to-Market	490,625	320,379	266,072	—	172,873
Revolver	Non-Mark-to-Market	610,000	n.a.	160,000	450,000	—
Secured term loan	Non-Mark-to-Market	343,000	n.a.	343,000	—	346,500
Non-consolidated senior interests	Non-Mark-to-Market	188,611	188,611	188,611	—	263,086
Total financing		$9,052,385		$6,268,427	$494,004	$6,323,037

(A)    Maximum facility size represents the largest amount of borrowings available under a given facility once sufficient collateral assets have been approved by the lender and pledged by us.
(B)     Represents the principal balance of the collateral assets.
(C)    Available borrowings represents the undrawn amount we could draw under the terms of each credit facility, based on collateral already approved and pledged.

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

As a contractual matter, the lender has the right to reset the value of the assets at any time based on then-current market conditions, but the market convention is to reassess valuations on a monthly, quarterly and annual basis using the financial information delivered pursuant to the facility documentation regarding the real property, borrower and guarantor under such underlying loans. Generally, if the lender determines (subject to certain conditions) that the market value of the collateral in a repurchase transaction has decreased by more than a defined minimum amount, the lender may require us to provide additional collateral or lead to margin calls that may require us to repay all or a portion of the funds advanced. We closely monitor our liquidity and intend to maintain sufficient liquidity on our balance sheet in order to meet any margin calls in the event of any significant decreases in asset values. As of December 31, 2023, the weighted average haircut under our repurchase agreements was 33.8% (or 32.2%, if we had borrowed the maximum amount approved by its repurchase agreement counterparties as of such dates). In addition, our existing master repurchase facilities are not entirely term-matched financings and may mature before our CRE debt investments that represent underlying collateral to those financings. As we negotiate renewals and extensions of these liabilities, we may experience lower advance rates and higher pricing under the renewed or extended agreements.

Term Lending Agreements

In August 2018, we entered into a $200.0 million loan financing facility with BMO Harris Bank (the "BMO Facility”). In May 2019, we increased the borrowing capacity to $300.0 million. The facility provides financing on a non-mark-to-market basis with match-term up to five years with partial recourse to us.

In June 2019, we entered into a Master Repurchase and Securities Contract Agreement ("KREF Lending V Facility") with Morgan Stanley Mortgage Capital Holdings LLC ("Administrative Agent"), as administrative agent on behalf of Morgan Stanley Bank, N.A. ("Initial Buyer"), which provides non-mark-to-market financing. In June 2023, the current stated maturity was extended to June 2024, subject to two additional one-year extension options, which we may exercise upon the satisfaction of certain customary conditions and thresholds. The Initial Buyer subsequently syndicated a portion of the facility to multiple financial institutions. As of December 31, 2023, the Initial Buyer held 23% of the total commitment under the facility.

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

Term Loan Facility

In April 2018, we entered into a term loan financing agreement with third party lenders for an initial borrowing capacity of $200.0 million that was increased to $1.0 billion in October 2018 (“Term Loan Facility”). The facility provides us with asset-based financing on a non-mark-to-market basis with match-term up to five years, with additional two-year extension available, and is non-recourse to us.

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

The following table outlines the CLO collateral assets and respective borrowing (dollars in thousands):

	December 31, 2023
	Count	Outstanding Principal	Amortized Cost	Carrying Value	Wtd. Avg. Yield/Cost(A)	Wtd. Avg. Term(B)
KREF 2021-FL2
Collateral assets(C)	18	$1,300,000	$1,300,000	$1,288,464	S + 3.1%	July 2026
Financing provided	1	1,095,250	1,095,128	1,095,128	S + 1.5%	February 2039
KREF 2022-FL3
Collateral assets(C)(D)	16	$1,000,000	$1,000,000	$990,320	S + 3.0%	September 2026
Financing provided	1	847,500	847,043	847,043	S + 2.2%	February 2039

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
(C)Collateral assets represent 31.0% of the principal of our commercial real estate loans as of December 31, 2023. As of December 31, 2023, 100% of our loans financed through the CLOs are floating-rate loans.
(D)Including $5.0 million cash held in the KREF 2021-FL3 as of December 31, 2023.
Non-Consolidated Senior Interests

In certain instances, we finance our loans through the non-recourse sale of a senior loan interest that is not included in our consolidated financial statements. These non-consolidated senior interests provide structural leverage on a non-mark-to-market, match-term basis for our net investments, which are typically reflected in the form of mezzanine loans or other subordinate interests on our consolidated balance sheet and in our consolidated statement of income.

The following table details the subordinate interests retained on our balance sheet and the related non-consolidated senior interests (dollars in thousands):

	December 31, 2023
Non-Consolidated Senior Interests	Count	Principal Balance	Carrying Value	Wtd. Avg. Yield/Cost	Guarantee	Wtd. Avg. Term
Total loan	2	$233,278	n.a	S + 3.6%	n.a.	January 2026
Senior participation	2	188,611	n.a	S + 2.3%	n.a.	January 2026
Interests retained		44,667		S + 8.8%		January 2026

Secured Term Loan

In September 2020, we entered into a $300.0 million secured term loan at a price of 97.5%. The secured term loan is partially amortizing, with an amount equal to 1.0% per annum of the principal balance due in quarterly installments. In November 2021, we completed a repricing of a $297.8 million existing secured term loan and a $52.2 million add-on, for an aggregate principal amount of $350.0 million, which was issued at par. In June 2023, the secured term loan was amended to transition the benchmark rate from LIBOR to SOFR. The new secured term loan bears coupon interest at Adjusted Term SOFR, as defined in the secured term loan agreements, plus a 3.50% margin, and is subject to a 0.50% SOFR floor.

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
•a consolidated tangible net worth covenant (75.0% of the aggregate net cash proceeds of any equity issuances made and any capital contributions received by us and KKR Real Estate Finance Holdings L.P. (our "Operating Partnership") or up to approximately $1,307.7 million, depending on the agreement;
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

As of December 31, 2023, we were in compliance with the covenants of our financing facilities.

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

Real Estate Owned and Joint Venture

In 2015, we originated a $177.0 million senior loan secured by a retail property in Portland, Oregon. In December 2021, we took title to the retail property; such acquisition was accounted for as an asset acquisition under ASC 805. Accordingly, we recognized the property on our balance sheet as REO with a carrying value of $78.6 million, which included the estimated fair value of the property. In addition, we assumed $2.0 million in other net assets of the REO.

Concurrently with taking the title to the REO asset, we contributed a portion of the REO asset to a joint venture (the "REO JV") with a third party local development operator (“JV Partner”), whereby we have a 90% interest and the JV Partner has a 10% interest. As of December 31, 2023, the REO JV held REO assets with a net carrying value of $72.4 million. We have priority of distributions up to $78.1 million before the JV Partner can participate in the economics of the REO JV.

In 2019, we originated a $182.6 million senior loan secured by an office property in Philadelphia, PA. In December 2022, this loan was placed on nonaccrual status and subsequent interest collections were accounted for under the cost recovery method. As of September 30, 2023, the loan had a risk rating of 5 with an amortized cost of $151.1 million. On December 22, 2023, we received a $6.0 million partial repayment and then took title to the office property through a deed-in-lieu of foreclosure. The transaction was accounted for as an asset acquisition under ASC 805. Accordingly, we recorded the property with its net assets on the Consolidated Balance Sheet with an estimated fair value of $86.4 million, which included $1.3 million of cash received and $76.5 million, $24.6 million and $15.9 million allocated to REO held for sale, lease intangible and other assets, and leasing and other liabilities, respectively. As a result, we recognized a $58.7 million loan write-off for the difference between the carrying value of the foreclosed loan and the fair value of the REO’s net assets. As of December 31, 2023, the REO's assets and liabilities met the criteria to be classified as held for sale under ASC 360. As such, depreciation on the building and building improvements was suspended.

Results of Operations

The following table summarizes the changes in our results of operations for years ended December 31, 2023, 2022, and 2021 (dollars in thousands, except per share data):

	For the Year Ended December 31,		Increase (Decrease)		For the Year Ended December 31,		Increase (Decrease)
	2023	2022	Dollars	Percentage	2022	2021	Dollars	Percentage
Net Interest Income
Interest income	$640,412	$421,968	$218,444	52%	$421,968	$279,950	$142,018	51%
Interest expense	458,802	236,095	222,707	94	236,095	114,439	121,656	106
Total net interest income	181,610	185,873	(4,263)	(2)	185,873	165,511	20,362	12
Other Income
Revenue from real estate owned operations	8,545	8,971	(426)	(5)	8,971	—	8,971	100
Income (loss) from equity method investments	1,417	4,655	(3,238)	(70)	4,655	6,371	(1,716)	(27)
Other income	11,237	5,568	5,669	102	5,568	686	4,882	712
Gain on sale of investments	—	—	—	—	—	5,126	(5,126)	(100)
Total other income	21,199	19,194	2,005	10	19,194	12,183	7,011	58
Operating Expenses
General and administrative	18,788	17,616	1,172	7	17,616	14,235	3,381	24
Provision for (reversal of ) credit losses, net	175,116	112,373	62,743	56	112,373	(4,059)	116,432	2,868
Management fee to affiliate	26,171	25,680	491	2	25,680	19,378	6,302	33
Incentive compensation to affiliate	2,491	634	1,857	293	634	10,273	(9,639)	(94)
Expenses from real estate owned operations	11,190	11,113	77	1	11,113	—	11,113	100
Total operating expenses	233,756	167,416	66,340	40	167,416	39,827	127,589	320
Income (Loss) Before Income Taxes, Noncontrolling Interests, Preferred Dividends, Redemption Value Adjustment and Participating Securities' Share in Earnings	(30,947)	37,651	(68,598)	(182)	37,651	137,867	(100,216)	(73)
Income tax expense	710	58	652	1,124	58	684	(626)	(92)
Net Income (Loss)	(31,657)	37,593	(69,250)	(184)	37,593	137,183	(99,590)	(73)
Net income (loss) attributable to noncontrolling interests	(806)	(510)	(296)	58	(510)	—	(510)	100
Net Income (Loss) Attributable to KKR Real Estate Finance Trust Inc. and Subsidiaries	(30,851)	38,103	(68,954)	(181)	38,103	137,183	(99,080)	(72)
Preferred stock dividends and redemption value adjustment	21,304	21,304	—	—	21,304	11,369	9,935	87
Participating securities' share in earnings	1,764	1,428	336	24	1,428	179	1,249	698
Net Income (Loss) Attributable to Common Stockholders	$(53,919)	$15,371	$(69,290)	(451)	$15,371	$125,635	$(110,264)	(88)

Net Income (Loss) Per Share of Common Stock
Basic	$(0.78)	$0.23	$(1.01)	(439)	$0.23	$2.22	$(1.99)	(90)
Diluted	$(0.78)	$0.23	$(1.01)	(439)	$0.23	$2.21	$(1.98)	(90)

Weighted Average Number of Shares of Common Stock Outstanding
Basic	69,180,039	67,553,578	1,626,461	2	67,553,578	56,571,200	10,982,378	19
Diluted	69,180,039	67,553,578	1,626,461	2	67,553,578	56,783,388	10,770,190	19

Dividends Declared per Share of Common Stock	$1.72	$1.72	$—	—	$1.72	$1.72	$—	—

Year Ended December 31, 2023 Compared to Year Ended December 31, 2022

Net Interest Income

Net interest income decreased by $4.3 million, during the year ended December 31, 2023, as compared to the prior year. This decrease was primarily due to the suspension of interest income accrual on loans accounted for under the cost recovery method. Otherwise, both interest income and interest expense increased due to higher index rates. During the year ended December 31, 2023, $9.8 million of interest collections on nonaccrual loans were applied as a cost reduction to the loan amortized cost.

Interest income included $3.0 million in prepayment penalty income in connection with loan repayments during the year ended December 31, 2023, as compared to $8.3 million during the prior year. We recognized $23.6 million of deferred loan fees and origination discounts accreted into interest income during the year ended December 31, 2023, as compared to $25.1 million during the prior year. We recorded $26.2 million of deferred financing costs amortization into interest expense during the year ended December 31, 2023, as compared to $23.9 million during the prior year.

Other Income

Total other income increased by $2.0 million during the year ended December 31, 2023, as compared to the prior year. This increase was primarily due to a $6.7 million increase in interest income earned on our cash balances, as compared to the prior year, resulting from higher market rates. The increase was partially offset by (i) a $3.2 million change in an unrealized mark-to-market adjustment on our RECOP I's underlying CMBS investments, as compared to the prior year, and (ii) a nonrecurring $1.3 million of profit sharing income in connection with the repayment of an industrial senior loan during the prior year.

Operating Expenses

Total operating expenses increased by $66.3 million during the year ended December 31, 2023, as compared to the prior year period. This increase was primarily due to a net increase of $62.7 million in the provision for credit losses.

Year ended December 31, 2022 Compared to Year ended December 31, 2021

Net Interest Income

Net interest income increased by $20.4 million during the year ended December 31, 2022, as compared to the year ended December 31, 2021. Interest income and interest expense both increased due to higher index rates. The increases were further due to increases in the weighted average principal of our loan portfolio and financing facilities for the year ended December 31, 2022, as compared to the year ended December 31, 2021.

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

Operating Expenses

Total operating expenses increased by $127.6 million during the year ended December 31, 2022, as compared to the prior year. This increase was primarily due to a net increase of $116.4 million in the provision for credit losses, and a $11.1 million increase in REO operating expenses.

Liquidity and Capital Resources

Overview

We have capitalized our business to date primarily through the issuance and sale of our common stock and preferred stock, borrowings from our Non-Mark-to-Market Financing Sources(1), and borrowings from three master repurchase agreements. Our Non-Mark-to-Market Financing Sources, which accounted for 76% of our total financing as of December 31, 2023, are not subject to credit or capital markets mark-to-market provisions. The remaining 24% of our total financing, which are comprised of three master repurchase agreements, are only subject to credit marks. We have not received any margin calls on our master repurchase agreements to date.

Our primary sources of liquidity include $135.9 million of cash on our Consolidated Balance Sheet, $450.0 million of available capacity on our corporate Revolver, $44.0 million of available borrowings under our financing arrangements based on existing collateral, and cash flows from operations. In addition, we had $43.1 million of unencumbered senior loans that can be financed, as of December 31, 2023. Our corporate Revolver and secured term loan are secured by corporate level guarantees and include net equity interests in the investment portfolio. We may seek additional sources of liquidity from syndicated financing, other borrowings (including borrowings not related to a specific investment) and future offerings of equity and debt securities.

Our primary liquidity needs include our ongoing commitments to repay the principal and interest on our borrowings and to pay other financing costs, financing our assets, meeting future funding obligations, making distributions to our stockholders, funding our operations that includes making payments to our Manager in accordance with the management agreement, and other general business needs. We believe that our cash position and sources of liquidity will be sufficient to meet anticipated requirements for financing, operating and other expenditures in both the short- and long-term, based on current conditions. Based on current market conditions, macroeconomic factors, and the status of our loan portfolio, we reduced our common stock dividend for the first quarter of 2024 to $0.25 per share. This level should support coverage of the dividend with operating earnings from our performing loan portfolio, while simultaneously managing our REO assets, as well as expectations for future interest rate reductions.

As described in Note 9 to our consolidated financial statements, we have off-balance sheet arrangements related to VIEs that we account for using the equity method of accounting and in which we hold an economic interest or have a capital commitment. Our maximum risk of loss associated with our interests in these VIEs is limited to the carrying value of our investment in the entity and any unfunded capital commitments. As of December 31, 2023, we held $35.1 million of interests in such entities, which does not include a remaining commitment of $4.3 million to RECOP I that we are required to fund if called.

The year ended December 31, 2023 witnessed significant volatility in the banking sector as a result of disruptions to the banking system and financial market volatility resulting from multiple bank failures. While we maintained no accounts at these failed banks, substantially all of our cash currently on deposit with other major financial institutions exceeds insured limits. We limit exposure relating to our short-term financial instruments by diversifying these financial instruments among various counterparties. Generally, deposits may be redeemed upon demand and are maintained with financial institutions with reputable credit and therefore we believe bear minimal credit risk.

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

We have also entered into an equity distribution agreement with certain sales agents, pursuant to which we may sell, from time to time, up to an aggregate sales price of $100.0 million of our common stock, pursuant to a continuous offering program (the “ATM”), under the Shelf. Sales of our common stock made pursuant to the ATM may be made in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act. During the year ended December 31, 2023, we did not sell any shares of common stock under the ATM. As of December 31, 2023, $93.2 million remained available for issuance under the ATM.
(1)    Comprised of collateralized loan obligations, term lending agreements, term loan facility, secured term loan, asset specific financing, warehouse facility, corporate revolver and non-consolidated senior interests.

See Notes 5, 6, 7, 8 and 10 to our consolidated financial statements for additional details regarding our secured financing agreements, collateralized loan obligations, secured term loan, convertible notes and stock activity.

Debt-to-Equity Ratio and Total Leverage Ratio

The following table presents our debt-to-equity ratio and total leverage ratio:

	December 31, 2023	December 31, 2022
Debt-to-equity ratio(A)	2.3x	2.0x
Total leverage ratio(B)	4.2x	3.8x

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

Sources of Liquidity

Our primary sources of liquidity include cash and cash equivalents and available borrowings under our secured financing agreements, inclusive of our Revolver. Amounts available under these sources as of the date presented are summarized in the following table (dollars in thousands):

	December 31, 2023	December 31, 2022
Cash and cash equivalents	$135,898	$239,791
Available borrowings under revolving credit agreement	450,000	610,000
Available borrowings under master repurchase agreements	35,610	94,426
Available borrowings under term lending agreements	8,394	7,583
	$629,902	$951,800

We also had $43.1 million and $179.4 million of unencumbered senior loans that can be pledged to financing facilities subject to lender approval, as of December 31, 2023 and 2022, respectively. In addition to our primary sources of liquidity, we have the ability to access further liquidity through our ATM program and public offerings of debt and equity securities. Our existing loan portfolio also provides us with liquidity as loans are repaid or sold, in whole or in part, and the proceeds from repayment become available for us to invest.

Cash Flows

The following table sets forth changes in cash and cash equivalents for the years ended December 31, 2023, 2022 and 2021 (dollars in thousands):

	Year Ended December 31,
	2023	2022	2021
Cash Flows From Operating Activities	$155,715	$141,125	$124,793
Cash Flows From Investing Activities	13,487	(1,177,133)	(1,540,836)
Cash Flows From Financing Activities	(271,510)	1,012,859	1,578,981
Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	$(102,308)	$(23,149)	$162,938

Cash Flows from Operating Activities

Our cash flows from operating activities were primarily driven by our net interest income, which is driven by the income generated by our investments less financing costs. The following table sets forth interest received from, and paid for, our investments for the years ended December 31, 2023, 2022 and 2021 (dollars in thousands):

	Year Ended December 31,
	2023	2022	2021
Interest Received:
Commercial real estate loans	$612,046	$362,178	$249,564
	612,046	362,178	249,564
Interest Paid:
Interest expense	430,275	201,007	95,256
Net interest collections	$181,771	$161,171	$154,308

Our net interest collections were partially offset by cash used to pay management and incentive fees, as follows (dollars in thousands):

	Year Ended December 31,
	2023	2022	2021
Management Fees to affiliate	$26,225	$24,391	$18,341
Incentive Fees to affiliate	2,491	634	10,273
Total management and incentive fee payments	$28,716	$25,025	$28,614

Cash Flows from Investing Activities

Our cash flows from investing activities consisted of cash outflows to fund new loan originations and our commitments under existing loan investments, partially offset by cash inflows from the principal repayments and sale/syndication of our loan investments. During the year ended December 31, 2023, we funded $677.3 million of CRE loans and received $691.3 million from repayments of CRE loans.

During the year ended December 31, 2022, we funded $2,419.7 million of CRE loans and received $1,244.3 million from the repayments of CRE loans.

Cash Flows from Financing Activities

Our cash flows from financing activities were primarily driven by proceeds from borrowings under our financing agreements of $811.1 million during year ended December 31, 2023, partially offset by (i) repayments of $791.3 million on borrowings under our financing agreements, (ii) repayment of $143.75 million convertible notes, and (iii) payment of $140.2 million in dividends.

During the year ended December 31, 2022, our cash flows from financing activities were primarily driven by proceeds from borrowings under our financing agreements of $2,483.9 million, proceeds from CLO KREF 2022-FL3 issuance of $847.5 million and net proceeds from Series A Preferred and Common stock issuance of $345.4 million during 2022, partially offset by (i) repayments of $2,454.6 million on borrowings under our financing agreements, (ii) payment of $136.9 million in dividends, and (iii) payment of $35.8 million for share repurchases.

Contractual Obligations and Commitments

The following table presents our contractual obligations and commitments (including interest payments) as of December 31, 2023 (dollars in thousands):

	Total	Less than 1 year	1 to 3 years	3 to 5 years	Thereafter
Master Repurchase Facilities(A)	$1,477,227	$89,186	$1,248,693	$139,347	$—
Term Lending Agreements(A)	1,329,390	94,256	538,690	696,444	—
Warehouse Facility	—	—	—	—	—
Term Loan Facility	561,377	61,950	215,523	283,904	—
Asset Specific Facility	266,072	—	100,000	166,072	—
Revolver(B)	160,000	160,000	—	—	—
Total secured financing agreements	3,794,066	405,392	2,102,906	1,285,767	—
Collateralized Loan Obligations	1,942,750	—	—	—	1,942,750
Secured Term Loan	343,000	3,500	7,000	332,500	—
Interest payable(C)	1,513,606	434,470	740,932	338,204	—
Future funding obligations(D)	816,428	470,414	338,301	7,713	—
RECOP I commitment	4,324	4,324	—	—	—
Total	$8,414,174	$1,318,100	$3,189,139	$1,964,184	$1,942,750

(A)    The allocation of repurchase facilities and term lending agreements is based on the earlier of (i) the maximum maturity of the underlying loans pledged as collateral or (ii) the maximum maturity of the respective financing agreements. Amounts borrowed are subject to a maximum 25.0% recourse limit.
(B)    Any amounts borrowed are full recourse to certain subsidiaries of KREF. Amounts are estimated based on the amount outstanding under the Revolver and the interest rate in effect as of December 31, 2023. This is only an estimate as actual amounts borrowed, the timing of repayments and interest rates may vary over time. The Revolver matures in March 2027.
(C)    The amounts are estimated by assuming the amounts outstanding under these facilities and the interest rates in effect as of December 31, 2023 will remain constant into the future. The actual amounts borrowed and rates may vary over time.
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
We are required to pay our Manager a base management fee, an incentive fee and reimbursements for certain expenses pursuant to our management agreement. The table above does not include the amounts payable to our Manager under our management agreement as they are not fixed and determinable. See Note 14 to our consolidated financial statements included in this Form 10-K for additional terms and details of the fees payable under our management agreement.

As a REIT, we generally must distribute at least 90% of our REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gains, to stockholders in the form of dividends to comply with the REIT provisions of the Code. Our taxable income does not necessarily equal our net income as calculated in accordance with GAAP, or our Distributable Earnings as described above under "Key Financial Measures and Indicators — Distributable Earnings".

Subsequent Events

Our subsequent events are detailed in Note 17 to our consolidated financial statements.

Critical Accounting Policies and Use of Estimates

Our consolidated financial statements are prepared in accordance with GAAP, which requires the use of estimates and assumptions that involve the exercise of judgment and use of assumptions as to future uncertainties. Accounting estimates and assumptions discussed in this section are those that we consider to be the most critical to understanding our financial statements because they involve significant judgments and uncertainties that could affect our reported assets and liabilities, as well as our reported revenue and expenses. All of these estimates reflect our best judgment about current, and for some estimates, future economic and market conditions and their effects based on information available as of the date of the financial statements. If conditions change from those expected, it is possible that the judgments and estimates described below could change, which may result in a change in our allowance for credit losses, future write-offs of our investments, and valuation of our investment portfolio, among other effects. We believe that the following accounting policies are among the most important to the portrayal of our financial condition and results of operations and require the most difficult, subjective or complex judgments.

Real Estate Owned

Upon the acquisition of a property, we assess the fair value of the acquired tangible and intangible assets (including land, buildings, tenant improvements, favorable and unfavorable leases, acquired in-place leases, other identified intangible assets and assumed liabilities) and allocate the purchase price to the acquired assets and assumed liabilities, which are on a relative fair value basis. The most significant portion of the allocation is to building and land and requires the use of market based estimates and assumptions. We assess and consider fair value based on estimated cash flow projections that utilize appropriate discount and/or capitalization rates, as well as other available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known and anticipated trends, and market and economic conditions.
The fair value of the tangible assets of an acquired property considers the value of the property as if it were vacant. We also consider an allocation of purchase price of other acquired intangibles, including acquired in-place leases that may have a customer relationship intangible value, including (but not limited to) the nature and extent of the existing relationship with the tenants, the tenants’ credit quality and expectations of lease renewals.

Acquired favorable and unfavorable leases are recorded at their fair values (using a discount rate which reflects the risks associated with the leases acquired) equal to the difference between (i) the contractual amounts to be paid pursuant to each in-place lease and (ii) management’s estimate of fair market lease rates for each corresponding in-place lease, measured over a period equal to the remaining term of the lease for favorable leases and the initial term plus the term of any below-market fixed rate renewal options for unfavorable leases. Other intangible assets acquired include amounts for in-place lease values that are based on our evaluation of the specific characteristics of each tenant’s lease. Factors to be considered include estimates of carrying costs during hypothetical expected lease-up periods considering current market conditions, and costs to execute similar leases. In estimating carrying costs, we include real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods, depending on local market conditions. In estimating costs to execute similar leases, we consider leasing commissions, legal and other related expenses.

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

We have implemented loan loss forecasting models for estimating expected life-time credit losses, at the individual loan level, for our commercial mortgage loan portfolio. The CECL forecasting methods used by us include (i) a probability of default and loss given default method using underlying third-party CMBS/CRE loan database with historical loan losses from 1998 through 2023, and (ii) a probability weighted expected cash flow method, depending on the type of loan and the availability of relevant historical market loan loss data. We might use other acceptable alternative approaches in the future depending on, among other factors, the type of loan, underlying collateral, and availability of relevant historical market loan loss data.

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

In conjunction with reviewing commercial real estate loans held-for-investment for impairment, the Manager evaluates our commercial real estate loans at least once per quarter, assesses the risk factors of each loan, and assigns a risk rating based on a variety of factors, including, without limitation, underlying real estate performance, values of comparable properties, durability and quality of property cash flows, sponsor experience and financial wherewithal, and the existence of a risk-mitigating loan structure. Additional key considerations include debt service coverage ratios, loan structure, real estate and credit market dynamics, and risk of default or principal loss. Based on a five-point scale, our loans are rated "1" through "5," from less risk to greater risk.

Recent Accounting Pronouncements

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides temporary optional expedients and exceptions to the US GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from LIBOR and other interbank offered rates to alternative reference rates. The guidance is effective upon issuance and generally may be elected over time through December 31, 2024, as extended under ASU No. 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848. We have not adopted any of the optional expedients or exceptions through December 31, 2023, but will continue to evaluate the possible adoption of any such expedients or exceptions during the effective period as circumstances evolve.

In March 2022, the FASB issued ASU No. 2022-02, Financial Instruments — Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures, which eliminates the recognition and measurement guidance for a troubled debt restructuring for creditors that have adopted CECL and requires public business entities to present gross write-offs by year of origination in their vintage disclosures. On January 1, 2023, we adopted ASU 2022-02 on a prospective basis and the adoption had no significant impact on our consolidated financial statements.

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires a public entity to disclose significant segment expenses and other segment items on an annual and interim basis and to provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. Public entities with a single reportable segment are required to provide the new disclosures and all the disclosures required under ASC 280. The guidance is effective for our 2024 annual reporting. The guidance is applied retrospectively to all periods presented in the financial statements, unless it is impracticable. We are evaluating the impact of ASU 2023-07.

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
Inflation, rising interest rates and increasing costs may dampen consumer spending and slow corporate profit growth, which may negatively impact the value of underlying real estate collateral relating to KREF’s investments and impair KREF's borrowers’ ability to execute on their business plans and potentially their ability to perform under the terms of their loan obligations.

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

In light of increasing inflation in recent years, the U.S. Federal Reserve has raised interest rates eleven times since January 2022.

In addition to the risks related to fluctuations in cash flows and asset values associated with movements in interest rates, there is also the risk of non-performance on floating-rate assets. In the case of a significant increase in interest rates, the cash flows of the collateral real estate assets may not be sufficient to pay debt service due under our loans, which may contribute to non-performance or, in severe cases, default.

Notwithstanding the current period of relatively high interest rates, the U.S. Federal Reserve has indicated that it may decrease in interest rates in 2024. In a period of declining interest rates, our interest income on floating-rate investments would generally decrease, while any decrease in the interest we are charged on our floating-rate debt may be subject to floors and may not compensate for such decrease in interest income. However, rate floors relating to our loan portfolio may offset some of the impact from declining rates. In addition, interest we are charged on our fixed-rate debt would not change.

As of December 31, 2023, our accruing loan portfolio and related portfolio financing by principal amount earned or paid a floating rate of interest indexed to Term SOFR. Accordingly, our interest income and expense will generally change directionally with index rates; however, in certain circumstances, rate floors relating to our loan portfolio may partially offset the impact from changing rates. As of December 31, 2023, a 50 basis point and a 100 basis point decrease in the index rates would decrease our expected cash flows by approximately $1.1 million and $2.2 million, or ($0.02) and ($0.03) per common share, respectively, for the following three-month period. Conversely, a 50 basis point and a 100 basis point increase in the index rates would increase our expected cash flows by approximately $1.1 million and $2.2 million, or $0.02 and $0.03 per common share, respectively, for the same period.

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

As of December 31, 2023, our floating-rate loan portfolio and financing arrangements were all indexed to Term SOFR.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of
KKR Real Estate Finance Trust Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of KKR Real Estate Finance Trust Inc. and subsidiaries (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of income, changes in equity and cash flows, for each of the three years in the period ended December 31, 2023, and the related notes and the schedule listed in Index at Item 15(a) (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

Basis for Opinions

The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Allowance for Credit Losses – Estimation of Economic Conditions – Refer to Notes 2 and 3 of the financial statements

Critical Audit Matter Description

The Company estimates the allowance for credit losses for its loan portfolio, including unfunded loan commitments, at the individual loan level. The CECL forecasting methods used by KREF include a probability of default and loss given default method using a third-party Commercial Mortgage Back Securities and Commercial Real Estate loan database with historical loan losses from 1998 to 2023. In determining the CECL allowance, the Company considers various factors including (i) historical loss experience in the commercial real estate lending market, (ii) timing of expected repayments, (iii) expected future funding, (iv) capital subordinate to the Company when they are the senior lender, (v) capital senior to the Company when they are the subordinate lender, and (vi) the Company’s current and future view of the macroeconomic environment. Management’s estimation of the current and future economic conditions that may impact the performance of the commercial real estate properties securing the Company’s assets include factors such as the unemployment rate, commercial real estate prices, and market liquidity. The Company uses projections, obtained from third-party service providers, of each factor to approximate the impact the macroeconomic outlook may have on the loss rate.

We identified the macroeconomic factors within the CECL allowance as a critical audit matter because of the subjectivity, complexity, and estimation uncertainty in determining the impact of the factors on the Company’s loss rate. This required a high degree of auditor judgment and an increased extent of effort when performing audit procedures to evaluate whether the macroeconomic factors determined by management reasonably and appropriately quantify the current and future macroeconomic risks associated with the Company’s loan portfolio.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures to assess the macroeconomic factors applied by management to the CECL allowance to account for current and future economic conditions included, among others: Our audit procedures to assess the macroeconomic factors applied by management to the CECL allowance to account for current and future economic conditions included, among others:
•We tested the effectiveness of controls over management’s review of the macroeconomic factors applied to the loss rate.

•With the assistance of our credit specialist, we evaluated the reasonableness of the methodology and significant assumptions used to determine the macroeconomic factors by considering relevant industry trends and economic conditions.

•We tested the accuracy and completeness of quantitative data used by management to estimate the current and future view of macroeconomic conditions.We tested the effectiveness of controls over management’s review of the macroeconomic factors applied to the loss rate.With the assistance of our credit specialist, we evaluated the reasonableness of the methodology and significant assumptions used to determine the macroeconomic factors by considering relevant industry trends and economic conditions. We tested the accuracy and completeness of quantitative data used by management to estimate the current and future view of macroeconomic conditions.

Allowance for Credit Losses Allowance – Determination of Collateral Value – Refer to Notes 2 and 3 of the financial statements

Critical Audit Matter Description

The Company determines a loan to be collateral dependent if (i) a borrower or sponsor is experiencing financial difficulty, and (ii) the loan is expected to be substantially repaid through the sale of the underlying collateral. For collateral dependent loans, the Company estimates expected losses using the difference between the collateral’s fair value and the amortized cost basis of the loan.

We identified the determination of the CECL allowance for collateral dependent loans as a critical audit matter due to the significant judgment and assumptions relating to the determination of the fair value of the collateral. A high degree of auditor judgement and increased extent of effort was required when performing audit procedures, including the use of our specialists to evaluate management’s CECL assessment.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the determination of the fair value of the collateral for collateral dependent loans, among others:

•We tested the effectiveness of controls over management’s determination of fair value of the collateral.

•We evaluated the Company’s determination of fair value by performing the following:

◦With the assistance of our fair value specialists, we evaluated the reasonableness of the (1) valuation methodology; (2) significant assumptions made, including whether the significant inputs used to determine the fair value were appropriate and consistent with what market participants would use to value the collateral; and (3) mathematical accuracy of the overall valuation model.

◦We tested the underlying data used to determine fair value to determine that the information used in the analysis was accurate and complete.
Real Estate Owned — Refer to Notes 2 and 4 of the financial statements

Critical Audit Matter Description

The Company accounts for the acquisition of properties by recording the purchase price of tangible and intangible assets acquired and liabilities assumed based on their relative fair values. The value of the tangible assets, consisting of land, tenant improvements, and buildings is determined as if these assets are vacant. Intangible assets may include the value of in-place leases and favorable lease intangibles, which are each recorded at their relative fair values. Intangible liabilities may include the value of unfavorable leases which are recorded at their relative fair values.

We identified the determination of the relative fair value of assets acquired and liabilities assumed as a critical audit matter. This fair value analysis required management to make estimates related to the future expected cash flows, including market information as well as discount rates and capitalization rates. We performed audit procedures to evaluate the reasonableness of these estimates which required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the relative fair value of assets acquired and liabilities assumed by the Company included the following, among others:

•We tested the effectiveness of controls over management’s critical assumptions including:

◦The selection of the methods and valuation techniques used to determine that fair value is appropriate and consistent with industry standards.

◦The assumptions for allocating the purchase price to tangible and intangible assets and liabilities.

•We obtained and evaluated the purchase price allocation report prepared by management’s expert along with relevant supporting documentation in order to corroborate our understanding of the substance of the acquisition and assess the completeness of the assets acquired and liabilities assumed as part of the acquisition.

•With the assistance of our fair value specialists, we evaluated the reasonableness of the valuation methodology, costs to replace certain assets, and significant assumptions used in the cash flow models, including testing the mathematical accuracy of the calculation and comparing the key inputs used in the projections to external market sources.

•We tested the reasonableness of management's capitalization and discount rates by comparing the assumptions used to external market sources.

•We tested the reasonableness of management's projections of the property's net operating income by comparing the assumptions used in the projections to external market sources, executed lease agreements, historical data, and results from other areas of the audit.

/s/ DELOITTE & TOUCHE LLP

New York, New York
February 6, 2024

We have served as the Company's auditor since 2016.

KKR Real Estate Finance Trust Inc. and Subsidiaries

Consolidated Balance Sheets
(Amounts in thousands, except share and per share data)

	December 31, 2023	December 31, 2022
Assets
Cash and cash equivalents(A)	$135,898	$239,791
Commercial real estate loans, held-for-investment	7,343,548	7,494,138
Less: Allowance for credit losses	(210,470)	(106,974)
Commercial real estate loans, held-for-investment, net	7,133,078	7,387,164
Real estate owned assets, held for sale	101,017	—
Real estate owned, held for investment, net	82,091	80,231
Accrued interest receivable	41,003	39,005
Equity method investments	35,076	36,849
Other assets	19,455	19,281
Total Assets	$7,547,618	$7,802,321

Liabilities and Equity
Liabilities
Secured financing agreements, net	$3,782,419	$3,748,691
Collateralized loan obligations, net	1,942,171	1,935,592
Secured term loan, net	335,331	336,828
Convertible notes, net	—	143,237
Dividends payable	29,805	29,711
Accrued interest payable	20,207	17,859
Real estate owned liabilities, held for sale	15,883	—
Due to affiliates	8,270	8,722
Other liabilities	9,350	10,245
Total Liabilities	6,143,436	6,230,885

Commitments and Contingencies (Note 13)	—	—

Equity
Preferred Stock, $0.01 par value, 50,000,000 shares authorized
Series A cumulative redeemable preferred stock, (13,110,000 shares issued and outstanding as of December 31, 2023 and 2022); liquidation preference of $25.00 per share	131	131
Common stock, $0.01 par value, 300,000,000 authorized (75,299,556 and 75,080,707 shares issued; 69,313,860 and 69,095,011 shares outstanding; as of December 31, 2023 and 2022, respectively)	693	691
Additional paid-in capital	1,815,077	1,808,983
Accumulated deficit	(314,370)	(141,503)
Repurchased stock (5,985,696 shares repurchased as of December 31, 2023 and 2022)	(96,764)	(96,764)
Total KKR Real Estate Finance Trust Inc. Stockholders’ Equity	1,404,767	1,571,538
Noncontrolling interests in equity of consolidated joint venture	(585)	(102)
Total Equity	1,404,182	1,571,436
Total Liabilities and Equity	$7,547,618	$7,802,321

(A)    Includes $5.0 million and $151.0 million of cash held in collateralized loan obligation as of December 31, 2023 and 2022, respectively.

See Notes to Consolidated Financial Statements.

KKR Real Estate Finance Trust Inc. and Subsidiaries

Consolidated Statements of Income
(Amounts in thousands, except share and per share data)

	For the Year Ended December 31,
	2023	2022	2021
Net Interest Income
Interest income	$640,412	$421,968	$279,950
Interest expense	458,802	236,095	114,439
Total net interest income	181,610	185,873	165,511
Other Income
Revenue from real estate owned operations	8,545	8,971	—
Income from equity method investments	1,417	4,655	6,371
Other income	11,237	5,568	686
Gain on sale of investments	—	—	5,126
Total other income	21,199	19,194	12,183
Operating Expenses
General and administrative	18,788	17,616	14,235
Provision for (reversal of) credit losses, net	175,116	112,373	(4,059)
Management fees to affiliate	26,171	25,680	19,378
Incentive compensation to affiliate	2,491	634	10,273
Expenses from real estate owned operations	11,190	11,113	—
Total operating expenses	233,756	167,416	39,827
Income (Loss) Before Income Taxes, Noncontrolling Interests, Preferred Dividends, Redemption Value Adjustment and Participating Securities' Share in Earnings	(30,947)	37,651	137,867
Income tax expense	710	58	684
Net Income (Loss)	(31,657)	37,593	137,183
Net income (loss) attributable to noncontrolling interests	(806)	(510)	—
Net Income (Loss) Attributable to KKR Real Estate Finance Trust Inc. and Subsidiaries	(30,851)	38,103	137,183
Preferred stock dividends and redemption value adjustment	21,304	21,304	11,369
Participating securities' share in earnings	1,764	1,428	179
Net Income (Loss) Attributable to Common Stockholders	$(53,919)	$15,371	$125,635

Net Income (Loss) Per Share of Common Stock
Basic	$(0.78)	$0.23	$2.22
Diluted	$(0.78)	$0.23	$2.21

Weighted Average Number of Shares of Common Stock Outstanding
Basic	69,180,039	67,553,578	56,571,200
Diluted	69,180,039	67,553,578	56,783,388

Dividends Declared per Share of Common Stock	$1.72	$1.72	$1.72

See Notes to Consolidated Financial Statements.

KKR Real Estate Finance Trust Inc. and Subsidiaries

Consolidated Statements of Changes in Equity
(Amounts in thousands, except share data)

													Temporary Equity

	Preferred Stock		Series A Preferred Stock		Common Stock
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Repurchased Stock	Total KKR Real Estate Finance Trust Inc. Stockholders' Equity	Noncontrolling Interests in Equity of Consolidated Joint Venture	Total Permanent Equity	Redeemable Preferred Stock
Balance at December 31, 2020	1	$—	—	$—	55,619,428	$556	$1,169,695	$(65,698)	$(60,999)	$1,043,554	$—	$1,043,554	$1,852
Issuance of common stock	—	—	—	—	5,547,361	55	120,655	—	—	120,710	—	120,710	—
Issuance of Series A cumulative redeemable preferred stock (liquidation preference of $25.00 per share)	—	—	6,900,000	69	—	—	166,997	—	—	167,066	—	167,066	—
Offering costs	—	—	—	—	—	—	(953)	—	—	(953)	—	(953)	—
Conversion of special voting preferred stock	(1)	*	—	—	1	*	—	—	—	—	—	—	—
Redemption of special non-voting preferred stock	—	—	—	—	—	—	—	—	—	—	—	—	(5,126)
Contribution by noncontrolling interests	—	—	—	—	—	—	—	—	—	—	147	147	—
Special non-voting preferred dividends declared	—	—	—	—	—	—	—	—	—	—	—	—	(650)
Series A preferred dividends declared, $1.08 per share	—	—	—	—	—	—	—	(7,444)	—	(7,444)	—	(7,444)	—
Common dividends declared, $1.72 per share	—	—	—	—	—	—	—	(98,153)	—	(98,153)	—	(98,153)	—
Participating security dividends declared, $0.43 per share	—	—	—	—	—	—	—	(172)	—	(172)	—	(172)	—
Stock-based compensation, net	—	—	—	—	203,942	2	3,565	—	—	3,567	—	3,567	—
Adjustment of redeemable preferred stock to redemption value	—	—	—	—	—	—	—	(3,274)	—	(3,274)	—	(3,274)	3,274
Net income (loss)	—	—	—	—	—	—	—	136,533	—	136,533	—	136,533	650
Balance at December 31, 2021	—	$—	6,900,000	$69	61,370,732	$613	$1,459,959	$(38,208)	$(60,999)	$1,361,434	$147	$1,361,581	$—
Issuance of common stock	—	—	—	—	9,584,613	97	194,128	—	—	194,225	—	194,225	—
Issuance of Series A cumulative redeemable preferred stock (liquidation preference of $25.00 per share)	—	—	6,210,000	62	—	—	151,105	—	—	151,167	—	151,167	—
Offering costs	—	—	—	—	—	—	(1,384)	—	—	(1,384)	—	(1,384)	—
Contribution by noncontrolling interest	—	—	—	—	—	—	—	—	—	—	261	261	—
Repurchase of common stock	—	—	—	—	(2,085,370)	(21)	—	—	(35,765)	(35,786)	—	(35,786)	—
Series A preferred dividends declared, $1.63 per share	—	—	—	—	—	—	—	(21,304)	—	(21,304)	—	(21,304)	—
Common dividends declared, $1.72 per share	—	—	—	—	—	—	—	(118,688)	—	(118,688)	—	(118,688)	—
Participating security dividends declared, $1.72 per share	—	—	—	—	—	—	—	(1,406)	—	(1,406)	—	(1,406)	—
Stock-based compensation, net	—	—	—	—	225,036	2	5,175	—	—	5,177	—	5,177	—
Net income (loss)	—	—	—	—	—	—	—	38,103	—	38,103	(510)	37,593	—
Balance at December 31, 2022	—	$—	13,110,000	$131	69,095,011	$691	$1,808,983	$(141,503)	$(96,764)	$1,571,538	$(102)	$1,571,436	$—
Contribution by noncontrolling interest	—	—	—	—	—	—	—	—	—	—	323	323	—
Series A preferred dividends declared, $1.63 per share	—	—	—	—	—	—	—	(21,304)	—	(21,304)	—	(21,304)	—
Common dividends declared, $1.72 per share	—	—	—	—	—	—	—	(118,948)	—	(118,948)	—	(118,948)	—
Participating security dividends declared, $1.72 per share	—	—	—	—	—	—	—	(1,764)	—	(1,764)	—	(1,764)	—
Stock-based compensation, net	—	—	—	—	218,849	2	6,094	—	—	6,096	—	6,096	—
Net income (loss)	—	—	—	—	—	—	—	(30,851)	—	(30,851)	(806)	(31,657)	—
Balance at December 31, 2023	—	$—	13,110,000	$131	69,313,860	$693	$1,815,077	$(314,370)	$(96,764)	$1,404,767	$(585)	$1,404,182	$—
* Rounds to zero.
See Notes to Consolidated Financial Statements.

KKR Real Estate Finance Trust Inc. and Subsidiaries

Consolidated Statements of Cash Flows
(Amounts in thousands)

	For the Year Ended December 31,
	2023	2022	2021
Cash Flows From Operating Activities
Net income (loss)	$(31,657)	$37,593	$137,183
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of deferred debt issuance costs and discounts	26,182	23,858	15,731
Accretion of net deferred loan fees and discounts	(23,597)	(25,064)	(22,851)
Payment-in-kind interest	—	(1,870)	(2,094)
Loss (gain) on sale of investment	—	—	(5,126)
Loss (income) from equity method investments	1,773	(1,312)	(3,150)
Provision for (reversal of) credit losses, net	175,116	112,373	(4,059)
Stock-based compensation expense	8,075	7,835	7,427
Changes in operating assets and liabilities:
Accrued interest receivable, net	(1,998)	(23,764)	171
Other assets	244	421	(1,112)
Accrued interest payable	2,350	11,232	1,246
Accounts payable, accrued expenses and other liabilities	(619)	(898)	621
Due to affiliates	(154)	721	806
Net cash provided by (used in) operating activities	155,715	141,125	124,793

Cash Flows From Investing Activities
Proceeds from principal repayments and sale/syndication of commercial real estate loans, held-for-investment	691,346	1,244,262	2,362,442
Origination of commercial real estate loans, held-for-investment	(677,287)	(2,419,733)	(3,904,580)
Investment in real estate owned	(1,860)	(1,662)	—
Net cash assumed from investment in real estate owned and related joint venture	1,288	—	1,302
Net cash provided by (used in) investing activities	13,487	(1,177,133)	(1,540,836)

Cash Flows From Financing Activities
Proceeds from borrowings under secured financing agreements	811,119	2,483,907	3,641,991
Proceeds from issuance of collateralized loan obligations	—	847,500	1,095,250
Net proceeds from issuance of secured term loan	—	—	52,250
Net proceeds from issuances of common stock	—	194,225	120,711
Net proceeds from issuances of preferred stock	—	151,167	167,066
Proceeds from noncontrolling interest contributions	323	261	—
Payments of common stock dividends	(118,854)	(115,366)	(95,680)
Payments of preferred stock dividends	(21,304)	(21,540)	(8,266)
Principal repayments on borrowings under secured financing agreements	(791,254)	(2,454,599)	(2,487,673)
Principal repayments on borrowings under convertible notes	(143,750)	—	—
Principal repayments on borrowings under collateralized loan obligations	—	—	(810,000)
Payments of debt and collateralized debt obligation issuance costs	(5,811)	(32,870)	(24,192)
Principal repayments on loan participations	—	—	(66,248)
Payments of stock issuance costs	—	(1,384)	(647)
Payments to reacquire common stock	—	(35,786)	—
Tax withholding on stock-based compensation	(1,979)	(2,656)	(5,581)
Net cash provided by (used in) financing activities	(271,510)	1,012,859	1,578,981

Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	(102,308)	(23,149)	162,938
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	250,621	273,770	110,832
Cash, Cash Equivalents and Restricted Cash at End of Period	$148,313	$250,621	$273,770

	For the Year Ended December 31,
	2023	2022	2021
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$135,898	$239,791	$271,487
Restricted cash	12,415	10,830	2,283
Total cash, cash equivalents and restricted cash shown in the Consolidated Statements of Cash Flows	$148,313	$250,621	$273,770

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$430,275	$201,007	$95,256
Cash paid during the period for income taxes	296	708	409

Supplemental Schedule of Non-Cash Investing and Financing Activities
Dividend declared, not yet paid	$29,805	$29,711	$26,561
Assumption of real estate owned	76,461	—	76,960
Assumption of other assets related to real estate owned	24,556	—	4,123
Assumption of other liabilities related to real estate owned	15,883	—	3,567
Transfer of senior loans to real estate owned	86,422	—	77,516
Loan principal payments held by servicer	—	—
Modifications accounted for as repayments and new loans, net of write-offs	199,439	—	—

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

As of December 31, 2023, KKR beneficially owned 10,000,001 shares, or 14.4% of KREF's outstanding common stock.

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

While the global economy has re-opened, the longer-term macro-economic effects of the pandemic continue to impact many industries, including those of certain of KREF’s borrowers. In particular, the increase in remote working arrangements in response to the pandemic has contributed to a decline in commercial real estate values and reduced demand for commercial real estate compared to pre-pandemic levels, which have adversely impacted and may continue to adversely impact certain of KREF's borrowers and has persisted even as the pandemic continues to subside. In addition, the COVID-19 pandemic has contributed to global supply chain disruptions, labor shortages and has broad inflationary pressures, each of which has a potential negative impact on KREF's borrowers’ ability to execute on their business plans and potentially their ability to perform under the terms of their loan obligations. The Federal Reserve has raised interest rates eleven times since January 2022. Higher interest rates imposed by the Federal Reserve to address inflation may adversely impact real estate asset values and increase our interest expense, which expense may not be fully offset by any resulting increase in interest income, and may lead to decreased prepayments from KREF's borrowers and an increase in the number of KREF's borrowers who exercise extension options. The Federal Reserve has indicated that it may decrease in interest rates in 2024. In a period of declining interest rates, our interest income on floating-rate investments would generally decrease, while any decrease in the interest we are charged on our floating-rate debt may be subject to floors and may not compensate for such decrease in interest income.

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

Real Estate Owned Joint Venture — KREF consolidates a joint venture that holds the majority of KREF’s investment in a real estate owned (“REO”) retail property that was acquired in the fourth quarter of 2021, in which a third party owns a 10% noncontrolling interest (Note 9). Management determined the joint venture to be a VIE as the joint venture had insufficient equity at risk. KREF owns 90% of the equity interest in the joint venture and participates in the profits and losses. Management concluded that KREF is the primary beneficiary of the joint venture as KREF holds decision-making power over the activities that most significantly impact the economic performance of the joint venture and has the obligation to absorb losses of, or the right to receive benefits from, the joint venture that could be potentially significant to the joint venture.

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

KKR Real Estate Finance Trust Inc.
Notes to Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)
Valuation Process — The Manager reviews the valuation of Level 3 financial instruments as part of KKR's quarterly process. As of December 31, 2023, KKR’s valuation process for Level 3 measurements, as described below, subjected valuations to the review and oversight of various committees. KKR has a global valuation committee assisted by the asset class-specific valuation committees, including a real estate valuation committee that reviews and approves all preliminary Level 3 valuations for real estate assets, including the financial instruments held by KREF. The global valuation committee is responsible for coordinating and implementing KKR’s valuation process to ensure consistency in the application of valuation principles across portfolio investments and between periods. All Level 3 valuations are also subject to approval by the global valuation committee.

Valuation of Commercial Real Estate Loans — Management considers KREF's commercial real estate loans to be Level 3 assets in the fair value hierarchy as such assets are illiquid, structured investments that are specific to the sponsor, underlying property and its operating performance (Note 15). For financial statement disclosure purposes, on a quarterly basis, management generally engages an independent valuation firm to estimate the fair value of each loan categorized as a Level 3 asset. These loans are generally valued using a discounted cash flow model based on assumptions regarding the collection of principal and interest and estimated market rates. Management reviews the quarterly loan valuation estimates provided by the independent valuation firm. For collateral dependent loans, KREF may apply alternative valuation methods based on the fair value of the underlying collateral. Determination of collateral value involves significant judgment, including assumptions regarding capitalization rates, discount rates, leasing, occupancy rates, and other factors.

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

KREF must maintain sufficient cash and cash equivalents to satisfy liquidity covenants related to its secured financing agreements. However, such amounts are not restricted from use in KREF's current operations, and KREF does not present these cash and cash equivalents as restricted. As of December 31, 2023 and 2022, KREF was required to maintain unrestricted cash and cash equivalents of at least $60.2 million and $54.4 million, respectively, to satisfy its liquidity covenants (Note 5).

As of December 31, 2023 and 2022, KREF had $12.4 million and $10.8 million of restricted cash held in lender-controlled bank accounts, respectively. Such amounts are presented within "Other Assets" in the Consolidated Balance Sheets.

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

KREF recognizes and measures the allowance for credit losses under the Current Expected Credit Loss ("CECL") model which amended the previous credit loss model to reflect a reporting entity's current estimate of all expected credit losses, not only based on historical experience and current conditions, but also by including reasonable and supportable forecasts incorporating forward-looking information. The measurement of expected credit losses under CECL is applicable to financial assets measured at amortized cost, and off-balance sheet credit exposures such as unfunded loan commitments. The allowance for credit losses required under ASU 2016-13 is deducted from the respective loans’ amortized cost basis on KREF's Consolidated Balance Sheets. The allowance for credit losses attributed to unfunded loan commitments is included in “Other liabilities” on the Consolidated Balance Sheets.

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

Real Estate Owned — To maximize recovery from a defaulted loan, KREF may assume legal title or physical possession of the underlying collateral through foreclosure or the execution of a deed in lieu of foreclosure. Foreclosed properties are initially recognized at fair value in accordance with ASC 805 on KREF's Consolidated Balance Sheets as "Real Estate Owned" when KREF assumes either legal title or physical possession. KREF’s cost basis in REO equals the estimated fair value on the acquisition date. The value of acquired REO is allocated based on the relative fair values of assets acquired and liabilities assumed, including, but not limited to, land, building, furniture and fixtures, and intangibles.

REO assets held for investment, except for land, are depreciated using the straight-line method over estimated useful lives. Renovations and/or replacements that improve or extend the life of the REO asset are capitalized and depreciated over their estimated useful lives. The cost of ordinary repairs and maintenance are expensed as incurred.

REO assets held for investment are evaluated for impairment on a quarterly basis. KREF considers the following factors when performing the impairment analysis: (i) significant underperformance relative to anticipated operating results; (ii) significant negative industry and economic outlook or trends; (iii) expected material costs necessary to extend the life or operate the REO asset; and (iv) KREF’s ability to hold and dispose of the REO asset in the ordinary course of business. A REO asset is considered for impairment when the sum of estimated future undiscounted cash flows to be generated by the REO asset over the estimated remaining holding period is less than the carrying value of such REO asset. An impairment charge is recorded when the carrying value of the REO exceeds the fair value. When determining the fair value of a REO asset, KREF makes certain assumptions including, but not limited to, projected operating cash flows, comparable selling prices and projected cash flows from the eventual disposition of the REO asset.

REO assets are classified as held for sale in the period when they meet the criteria under ASC 360. Once a REO is classified as held for sale, depreciation is suspended and the asset is reported at the lower of its carrying value or fair value less cost to sell. The actual sales price of the REO could differ from the estimated fair value. If circumstances arise that were previously considered unlikely and, as a result, KREF decides not to sell the real estate asset previously classified as held for sale, the real estate asset is reclassified as held for investment. Upon reclassification, the real estate asset is measured at the lower of (i) its carrying amount prior to classification as held for sale, adjusted for depreciation expense that would have been recognized had the real estate been classified as held for investment, and (ii) its estimated fair value at the time of reclassification.

For all REO assets, KREF may opportunistically transact as suitable opportunities emerge.

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

Convertible Notes, Net — KREF accounted for its convertible debt with a cash conversion feature in accordance with ASC 470-20, which requires the liability and equity components of convertible debt instruments that may be settled in cash upon conversion, including partial cash settlement, to be separately accounted for in a manner that reflects the issuer’s nonconvertible debt borrowing rate. The initial proceeds from the sale of convertible notes were allocated between a liability component and an equity component in a manner that reflects interest expense at the rate of similar nonconvertible debt that could have been issued at such time. The equity component represents the excess initial proceeds received over the fair value of the liability component of the notes as of the date of issuance. KREF measured the estimated fair value of the debt component of the 6.125% convertible senior notes due May 15, 2023 (“Convertible Notes”) as of the issuance date based on KREF’s nonconvertible debt borrowing rate. The equity component of the Convertible Notes was reflected within "Additional paid-in capital" on the Consolidated Balance Sheets, and the resulting debt discount was amortized over the period during which such Convertible Notes were expected to be outstanding (through the maturity date) as additional non-cash interest expense using the interest method, or on a straight line basis when it approximates the interest method. The additional non-cash interest expense attributable to such convertible notes increased in subsequent periods through the maturity date as the notes accrete to their par value over the same period (Note 8). The entire $143.75 million principal balance of the Convertible Notes matured and was repaid in cash on May 15, 2023. As of December 31, 2023, there were no convertible notes outstanding.

Other Assets and Other Liabilities — As of December 31, 2023, other assets included $12.4 million of restricted cash and $3.7 million of deferred financing costs related to KREF's Revolver (Note 5). As of December 31, 2022, other assets included $10.8 million of restricted cash, $4.9 million of deferred financing costs related to KREF's Revolver and $1.1 million of prepaid expenses.

As of December 31, 2023, other liabilities included $2.1 million of allowance for credit losses related to KREF's unfunded loan commitments, $5.4 million of REO, held for investment, liabilities (Note 4) and $1.8 million of accrued expenses. As of December 31, 2022, other liabilities included $4.1 million of allowance for credit losses related to KREF's unfunded loan commitments, $3.7 million of REO, held for investment, liabilities and $2.1 million of accrued expenses.

Dividends Payable — KREF records dividends payable on its common stock and preferred stock upon declaration of such dividends. In December 2023, KREF's board of directors declared a dividend of $0.43 per share of common stock to stockholders of record as of December 29, 2023, which was accrued in “Dividends payable” on KREF’s Consolidated Balance Sheets as of December 31, 2023 and was subsequently paid on January 12, 2024. In October 2023, KREF's board of directors declared a dividend of $0.41 per each issued and outstanding share of the Company’s 6.50% Series A Cumulative Redeemable Preferred Stock, which represents an annual dividend of $1.625 per share. The dividend was paid on December 15, 2023 to KREF’s preferred stockholders of record as of November 30, 2023.

Repurchased Stock — KREF accounts for repurchases of its common stock based on the settlement date and presents repurchased stock in “Repurchased stock” on its Consolidated Balance Sheets (Note 10). Payments for stock repurchases that are not yet settled as of the reporting date are presented within “Other assets” on the Consolidated Balance Sheets. As of December 31, 2023, KREF had not retired any repurchased stock.

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

In conjunction with reviewing commercial real estate loans held-for-investment for impairment, the Manager evaluates KREF's commercial real estate loans at least once per quarter, assesses the risk factors of each loan, and assigns a risk rating based on a variety of factors, including, without limitation, underlying real estate performance, values of comparable properties, durability and quality of property cash flows, sponsor experience and financial wherewithal, and the existence of a risk-mitigating loan structure. Additional key considerations include debt service coverage ratios, loan structure, real estate and credit market dynamics, and risk of default or principal loss. Based on a five-point scale, KREF's loans are rated "1" through "5," from less risk to greater risk, which ratings are defined as follows: 1 (Very Low Risk); 2 (Low Risk); 3 (Medium Risk); 4 (High Risk/Potential for Loss); and 5 (Impaired/Loss Likely).

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

As of December 31, 2023 and 2022, KREF did not have any material deferred tax assets or liabilities arising from future tax consequences attributable to differences between the carrying amounts of existing assets and liabilities in accordance with GAAP and their respective tax bases.

KREF recognizes tax benefits for uncertain tax positions only if it is more likely than not that the position is sustainable based on its technical merits. Interest and penalties on uncertain tax positions are included as a component of the provision for income taxes in KREF's Consolidated Statements of Income. As of December 31, 2023, KREF did not have any material uncertain tax positions.

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

On January 1, 2022, KREF adopted ASU No. 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which requires KREF to include convertible instruments in the diluted EPS calculation, regardless of a company's intent and ability to settle such debt in cash. As of December 31, 2023, KREF had no outstanding convertible instruments and, as a result, no potentially issuable shares related to convertible instruments have been included in the dilutive EPS calculations for year ended December 31, 2023. For the year ended December 31, 2022, 6,316,174 potentially issuable shares related to the Convertible Notes were excluded from the calculation of dilutive EPS as the effect was anti-dilutive.

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

Recent Accounting Pronouncements

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides temporary optional expedients and exceptions to the US GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from LIBOR and other interbank offered rates to alternative reference rates. The guidance is effective upon issuance and generally may be elected over time through December 31, 2024, as extended under ASU No. 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848. KREF has not adopted any of the optional expedients or exceptions through December 31, 2023, but will continue to evaluate the possible adoption of any such expedients or exceptions during the effective period as circumstances evolve.

In March 2022, the FASB issued ASU No. 2022-02, Financial Instruments — Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures, which eliminates the recognition and measurement guidance for a troubled debt restructuring for creditors that have adopted CECL and requires public business entities to present gross write-offs by year of origination in their vintage disclosures. On January 1, 2023, KREF adopted ASU 2022-02 on a prospective basis and the adoption had no significant impact on KREF's consolidated financial statements.

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires a public entity to disclose significant segment expenses and other segment items on an annual and interim basis and to provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. Public entities with a single reportable segment are required to provide the new disclosures and all the disclosures required under ASC 280. The guidance is effective for KREF in its 2024 annual reporting. The guidance is applied retrospectively to all periods presented in the financial statements, unless it is impracticable. KREF is evaluating the impact of ASU 2023-07.

KKR Real Estate Finance Trust Inc.
Notes to Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)
Note 3. Commercial Real Estate Loans

The following table summarizes KREF's investments in commercial real estate loans as of December 31, 2023 and 2022:

					Weighted Average(C)
Loan Type	Outstanding Principal	Amortized Cost(A)	Carrying Value(B)	Loan Count	Floating Rate Loan %	Coupon(D)	Life (Years)(E)
December 31, 2023
Loans held-for-investment(F)
Senior loans(G)	$7,324,758	$7,298,844	$7,089,930	67	98.9%	8.7%	2.7
Mezzanine loans	44,667	44,704	43,148	2	100.0	14.1	2.1
Total/Weighted Average	$7,369,425	$7,343,548	$7,133,078	69	98.9%	8.7%	2.7
December 31, 2022
Loans held-for-investment(F)
Senior loans(G)	$7,463,459	$7,395,463	$7,288,635	73	100.0%	7.7%	3.3
Mezzanine and other loans(H)	98,933	98,675	98,529	3	100.0	15.0	3.0
Total/Weighted Average	$7,562,392	$7,494,138	$7,387,164	76	100.0%	7.8%	3.3

(A)    Amortized cost represents the outstanding principal of loan, net of applicable unamortized discounts, loan origination fees, cost recovery interest and write-offs on uncollectible loan balances.
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
(F)    Excludes three fully written off risk-rated 5 loans with a combined outstanding principal balance of $45.5 million as of December 31, 2023. Excludes one fully written off risk-rated 5 mezzanine loan with an outstanding principal balance of $5.5 million as of December 31, 2022.
(G)    Senior loans may include accommodation mezzanine loans in connection with the senior mortgage financing.
(H)    Includes one real estate corporate loan to a multifamily operator with a principal and a carrying value of $40.4 million and $40.1 million, respectively, as of December 31, 2022. This loan was fully repaid during the first quarter of 2023.

Activity — For the years ended December 31, 2023 and 2022, the loan portfolio activity was as follows:

	Amortized Cost	Allowance for Credit Losses	Carrying Value
Balance at December 31, 2021	$6,316,733	$(22,244)	$6,294,489
Originations and future fundings, net(A)	2,419,733	—	2,419,733
Proceeds from sales and loan repayments	(1,244,262)	—	(1,244,262)
Accretion of loan discount and other amortization, net	25,064	—	25,064
Payment-in-kind interest	1,870	—	1,870
(Provision for) Reversal of credit losses	—	(109,730)	(109,730)
Write-offs charged(B)	(25,000)	25,000	—
Balance at December 31, 2022	$7,494,138	$(106,974)	$7,387,164
Originations and future fundings, net(A)(C)	876,726	—	876,726
Proceeds from loan repayments and cost recovery interest(C)(D)	(890,785)	—	(890,785)
Accretion of loan discount and other amortization, net	23,597	—	23,597
(Provision for) Reversal of credit losses	—	(177,202)	(177,202)
Write-offs charged(B)	(73,706)	73,706	—
Transfer to real estate owned	(86,422)	—	(86,422)
Balance at December 31, 2023	$7,343,548	$(210,470)	$7,133,078

(A)    Net of applicable premiums, discounts and deferred loan origination costs. Includes fundings on previously originated loans.
(B)    Includes a $58.7 million write-off on a defaulted senior loan upon deed-in-lieu of foreclosure during the three months ended December 31, 2023, and a $15.0 million write-off of a subordinated loan during the three months ended September 30, 2023. Includes a $25.0 million partial write-off of a defaulted senior loan during the year ended December 31, 2022.
(C)     Includes $199.4 million of amortized cost for loan modifications accounted for as new loans for GAAP purposes.
(D)    Includes $9.8 million of cost recovery interest collections applied as a reduction to loan amortized cost during the year ended December 31, 2023.

KKR Real Estate Finance Trust Inc.
Notes to Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)
As of December 31, 2023 and 2022, there was $20.8 million and $43.3 million, respectively, of unamortized origination discounts and deferred fees included in "Commercial real estate loans, held-for-investment, net" on the Consolidated Balance Sheets. During the year ended December 31, 2023, KREF recognized prepayment fee income of $3.0 million and net accelerated fee income of $1.9 million, relating to loan repayments. During the year ended December 31, 2022, KREF recognized prepayment fee income of $9.6 million and net accelerated fee income of $1.8 million.

KREF may enter into loan modifications that include, among other changes, incremental capital contributions or partial repayments from certain borrowers, repurposing of reserves, and a temporary partial deferral for a portion of the coupon as payment-in-kind interest (“PIK Interest”) due, which is capitalized, compounded, and added to the outstanding principal balance of the respective loans.

In January 2023, KREF completed the modification of a risk-rated 5 senior office loan located in Philadelphia, PA, with an outstanding principal balance of $161.0 million. The terms of the modification included, among others, a $25.0 million principal repayment and a restructure of the $136.0 million senior loan (after the $25.0 million repayment) into (i) a $116.5 million committed senior mortgage loan (with $5.5 million in unfunded commitment) and (ii) a $25.0 million junior mezzanine note. The restructured senior loan earns a coupon rate of S+2.75% and has a new term of up to four years, assuming all extension options are exercised. The $25.0 million junior mezzanine note is subordinate to a new $41.5 million committed senior mezzanine note held by the sponsor (with $16.5 million in unfunded commitment). As of December 31, 2022, $25.0 million of the loan was deemed uncollectible and written off, which was applied to the junior mezzanine note upon completion of the modification. This loan modification was accounted for as a new loan for GAAP purposes. The restructured senior loan with an outstanding principal balance of $114.3 million was risk-rated 3 as of December 31, 2023.

In June 2023, KREF completed the modification of a risk-rated 4 senior multifamily loan located in West Hollywood, CA, with an outstanding principal balance of $102.0 million as of March 31, 2023. The terms of the modification included, among others, an additional borrower deposit in escrow in exchange for an upsize in the loan commitment structured as (i) an accompanying senior mezzanine note with a commitment of $4.2 million, at a fixed interest rate of 10.0%, and (ii) an accompanying junior mezzanine note with a commitment of $0.8 million, at a fixed interest rate of 10.0% with certain profit share provisions, as defined in the loan agreement. As of December 31, 2023, the senior mezzanine note had an outstanding principal balance of $2.3 million, while the junior mezzanine note was fully funded. The restructured whole loan with an outstanding principal balance of $105.1 million was risk-rated 4 as of December 31, 2023.

In June 2023, KREF completed the modification of a risk-rated 5 senior office loan located in Minneapolis, MN, with an outstanding principal balance of $194.4 million as of March 31, 2023. The terms of the modification included, among others, a restructure of the $194.4 million senior loan into (i) a $120.0 million senior mortgage loan (fully funded) and (ii) a $79.4 million mezzanine note (with $5.0 million in unfunded commitment). The restructured senior loan earns a coupon rate of S+2.25% and the mezzanine note earns a fixed 4.5% PIK interest rate. Post modification, the whole loan’s maximum maturity is July 2025, assuming all extension options are exercised. The restructured whole loan with an outstanding principal balance of $194.4 million was risk-rated 5 as of December 31, 2023.

In September 2023, KREF completed the modification of a risk-rated 4 senior office loan located in Chicago, IL, with an outstanding principal balance of $118.4 million. The terms of the modification included, among others, a $15.0 million principal repayment, a $15.0 million reduction in unfunded loan commitment, and a restructure of the $103.4 million senior loan (after the $15.0 million repayment) into (i) a $105.0 million committed senior mortgage loan (with $16.6 million in unfunded commitment) and (ii) a $15.0 million subordinated note. The restructured senior loan earns a coupon rate of S+2.25% and has a new term of five years. The $15.0 million subordinated note is subordinate to a new $18.5 million sponsor interest and was deemed uncollectible and written off. This loan modification was accounted for as a new loan for GAAP purposes. The restructured senior loan with an outstanding principal balance of $88.4 million was risk-rated 3 as of December 31, 2023.

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

KKR Real Estate Finance Trust Inc.
Notes to Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)
The following tables summarize the carrying value of the loan portfolio based on KREF's internal risk ratings:

December 31, 2023					December 31, 2022
Risk Rating	Number of Loans(A)	Carrying Value	Total Loan Exposure(B)	Total Loan Exposure %*	Number of Loans(A)	Carrying Value	Total Loan Exposure(B)	Total Loan Exposure %*
1	—	$—	$—	—%	—	$—	$—	—%
2	2	19,392	57,925	1	—	—	—	—
3	60	6,493,506	6,511,894	86	70	6,560,166	6,864,941	88
4	4	325,286	476,112	6	3	443,957	446,322	6
5	3	505,364	512,105	7	3	490,015	489,214	6
Total loan receivable	69	$7,343,548	$7,558,036	100%	76	$7,494,138	$7,800,477	100%
Allowance for credit losses		(210,470)				(106,974)
Loan receivable, net		$7,133,078				$7,387,164
*Numbers presented may not foot due to rounding.

(A)    Excludes three fully written off risk-rated 5 loans with a combined outstanding principal balance of $45.5 million as of December 31, 2023. Excludes a fully written off risk-rated 5 loan with an outstanding principal balance of $5.5 million as of December 31, 2022.
(B)    In certain instances, KREF finances its loans through the non-recourse sale of a senior interest that is not included in the consolidated financial statements. Total loan exposure includes the entire loan KREF originated and financed, including $188.6 million and $263.1 million of such non-consolidated interests as of December 31, 2023 and 2022, respectively.

As of December 31, 2023, the average risk rating of KREF's portfolio was 3.2, weighted by total loan exposure, consistent with that as of December 31, 2022.

Loan Vintage — The following tables present the amortized cost of the loan portfolio by KREF's internal risk rating and year of origination. The risk ratings are updated as of December 31, 2023 and 2022 in the corresponding table.

December 31, 2023
			Amortized Cost by Year of Origination(A)
Risk Rating	Number of Loans(B)	Outstanding Principal(B)	2023	2022	2021	2020	2019	Prior	Total
Commercial Real Estate Loans
1	—	$—	$—	$—	$—	$—	$—	$—	$—
2	2	19,314	—	—	—	19,392	—	—	19,392
3	60	6,511,894	203,576	1,953,866	3,323,800	217,375	517,491	277,398	6,493,506
4	4	326,112	—	184,539	140,748	—	—	—	325,286
5	3	512,105	—	—	315,240	—	—	190,123	505,364
	69	$7,369,425	$203,576	$2,138,405	$3,779,788	$236,767	$517,491	$467,521	$7,343,548
Current period gross write-offs			$—	$—	$—	$—	$73,706	$—	$73,706
(A)    Represents the date a loan was originated or acquired. Origination dates are subsequently updated to reflect material loan modifications.
(B)    Excludes three fully written off risk-rated 5 loans with a combined outstanding principal balance of $45.5 million.

December 31, 2022
			Amortized Cost by Year of Origination
Risk Rating	Number of Loans(A)	Outstanding Principal(A)	2022	2021	2020	2019	2018	Prior	Total
Commercial Real Estate Loans
1	—	$—	$—	$—	$—	$—	$—	$—	$—
2	—	—	—	—	—	—	—	—	—
3	70	6,601,856	1,812,576	3,594,235	353,506	472,125	307,582	20,142	6,560,166
4	3	446,322	101,469	193,883	—	148,605	—	—	443,957
5	3	514,214	—	—	—	158,698	136,825	194,492	490,015
	76	$7,562,392	$1,914,045	$3,788,118	$353,506	$779,428	$444,407	$214,634	$7,494,138
Current period gross write-offs			$—	$—	$—	$—	$25,000	$—	$25,000
(A)     Excludes a fully written off risk-rated 5 loan with an outstanding principal balance of $5.5 million.

KKR Real Estate Finance Trust Inc.
Notes to Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)
Allowance for Credit Losses — The following tables present the changes to the allowance for credit losses for the years ended December 31, 2023 and 2022, respectively:

	Commercial Real Estate Loans	Unfunded Loan Commitments	Total
Balance at December 31, 2021	$22,244	$1,495	$23,739
Provision for (reversal of) credit losses, net	109,730	2,643	112,373
Write-offs charged	(25,000)	—	(25,000)
Balance at December 31, 2022	$106,974	$4,138	$111,112
Provision for (reversal of) credit losses, net	177,202	(2,086)	175,116
Write-offs charged	(73,706)	—	(73,706)
Balance at December 31, 2023	$210,470	$2,052	$212,522

As of December 31, 2023, the allowance for credit losses was $212.5 million. The CECL provision of $175.1 million for the year ended December 31, 2023 was primarily due to additional reserves on risk-rated 5 senior loan predominantly in the office sector, as well as macroeconomic conditions.

KREF had a risk-rated 5 senior office loan located in Mountain View, CA, originated in July 2021, with an outstanding principal balance of $200.9 million and an unfunded commitment of $49.1 million as of December 31, 2023. The loan had an amortized cost of $198.9 million as of December 31, 2023. The property is located in a challenged leasing market. In June 2023, this loan was placed on nonaccrual status and subsequent interest collections are accounted for under the cost recovery method. This loan's maximum maturity is August 2026, assuming all extension options are exercised. During the year ended December 31, 2023, KREF recognized $7.3 million of interest income on this loan. During the year ended December 31, 2023, an additional $0.8 million of contractual interest payments was received and applied as a reduction to the loan amortized cost under the cost recovery method of accounting.

KREF had a risk-rated 5 senior office loan located in Minneapolis, MN, originated in November 2017, with an outstanding principal balance of $194.4 million and an unfunded commitment of $5.0 million as of December 31, 2023. The loan had an amortized cost of $190.1 million as of December 31, 2023. The property is located in a challenged leasing market. In June 2023, KREF restructured the $194.4 million senior loan into (i) a $120.0 million senior mortgage loan (fully funded) and (ii) a $79.4 million mezzanine note (with $5.0 million in unfunded commitment). The restructured senior loan earns a coupon rate of S+2.25% and the mezzanine note earns a fixed 4.5% PIK interest rate. Post modification, the whole loan’s maximum maturity is July 2025, assuming all extension options are exercised. During the year ended December 31, 2023, KREF recognized $7.9 million of interest income on this loan. During the year ended December 31, 2023, an additional $4.3 million of contractual interest payments was received and applied as a reduction to the loan amortized cost under the cost recovery method of accounting. Beginning in June 2023, the senior loan was solely on nonaccrual status.

KREF had a risk-rated 5 senior life science loan located in Seattle, WA, originated in October 2021, with an outstanding principal balance of $116.8 million and an unfunded commitment of $23.5 million as of December 31, 2023. The loan had an amortized cost of $116.3 million as of December 31, 2023. The property is located in a challenged leasing market. In December 2023, this loan was placed on nonaccrual status and subsequent interest collections are accounted for under the cost recovery method. This loan's maximum maturity is October 2026, assuming all extension options are exercised. During the year ended December 31, 2023, KREF recognized $9.2 million of interest income on this loan.

The 5-rated loans were determined to be collateral dependent as of December 31, 2023. KREF estimated expected losses based on each loan’s collateral fair value, which was determined by applying a capitalization rate between 7.0% and 8.7% and a discount rate between 9.0% and 12.0%, respectively.

As of December 31, 2022, the allowance for credit losses was $111.1 million. The CECL provision of $112.4 million for the year ended December 31, 2022 was primarily due to increased uncertainty in the macroeconomic outlook, as well as volatility and reduced liquidity in the office sector.

KKR Real Estate Finance Trust Inc.
Notes to Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)
Concentration of Credit Risk — The following tables present the geographies and property types of collateral underlying KREF's commercial real estate loans as a percentage of the loans' principal amounts:

	December 31, 2023	December 31, 2022(A)		December 31, 2023	December 31, 2022
Geography			Collateral Property Type
California	17.7%	16.9%	Multifamily	41.9%	46.8%
Texas	15.3	16.1	Office	22.2	23.0
Massachusetts	10.4	8.3	Industrial	14.5	12.7
Florida	8.7	11.1	Life Science	10.2	7.7
Virginia	7.7	8.4	Hospitality	5.0	4.8
Washington D.C.	6.3	5.9	Condo (Residential)	2.0	2.6
New York	6.1	5.6	Self-Storage	1.7	0.3
Washington	4.2	2.9	Student Housing	1.5	1.5
North Carolina	4.1	4.0	Single Family Rental	0.9	0.5
Pennsylvania	3.5	5.7	Retail	0.1	0.1
Arizona	3.3	2.6	Total	100.0%	100.0%
Georgia	2.7	2.5
Minnesota	2.6	2.7
Nevada	2.1	2.0
Illinois	1.4	1.6
Colorado	1.1	1.0
Other U.S.	2.8	2.7
Total	100.0%	100.0%

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

KKR Real Estate Finance Trust Inc.
Notes to Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)
Note 4. Real Estate Owned

As of December 31, 2023, REO assets and liabilities consisted of a retail property in Portland, OR and an office property in Philadelphia, PA.

Portland Retail — In 2015, KREF originated a $177.0 million senior loan secured by a retail property in Portland, OR. In December 2021, KREF took title to the retail property. The transaction was accounted for as an asset acquisition under ASC 805. Accordingly, KREF recognized the property on the Consolidated Balance Sheet as REO with a carrying value of $78.6 million, which included the estimated fair value of the property.

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

Philadelphia Office — In 2019, KREF originated a $182.6 million senior loan secured by an office property in Philadelphia, PA. In December 2022, this loan was placed on nonaccrual status and subsequent interest collections were accounted for under the cost recovery method. As of September 30, 2023, the loan had a risk rating of 5 with an amortized cost of $151.1 million. On December 22, 2023, KREF received a $6.0 million partial repayment and then took title to the office property through a deed-in-lieu of foreclosure. The transaction was accounted for as an asset acquisition under ASC 805. Accordingly, KREF recorded the property with its net assets on the Consolidated Balance Sheet with an estimated fair value of $86.4 million, which included $1.3 million of cash received and $76.5 million, $24.6 million and $15.9 million allocated to REO held for sale, lease intangible and other assets, and leasing and other liabilities, respectively. As a result, KREF recognized a $58.7 million loan write-off for the difference between the carrying value of the foreclosed loan and the fair value of the REO’s net assets. As of December 31, 2023, the REO's assets and liabilities met the criteria to be classified as held for sale under ASC 360. As such, depreciation and amortization on the REO and related lease intangibles were suspended.

KREF assumed certain legacy lease arrangements upon the acquisition of the REO assets and entered into lease arrangements during the hold period. These arrangements entitle KREF to receive contractual rent payments during the lease periods and tenant reimbursements for certain property operating expenses, including common area costs, insurance, utilities and real estate taxes. KREF elects the practical expedient to not separate the lease and non-lease components of the rent payments and accounts for these lease arrangements as operating leases.

KKR Real Estate Finance Trust Inc.
Notes to Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)
The following table presents the REO assets and liabilities included on KREF's Consolidated Balance Sheets:

	December 31, 2023	December 31, 2022
Real estate owned, held for investment
Assets
Real estate owned - land	$78,569	$78,569
Real estate owned - land improvements	3,522	1,662
Real estate owned, net	82,091	80,231
Cash	2,152	781
In-place lease intangibles(A)	201	268
Tenant receivables(A)	692	541
Other assets(A)	1,256	1,304
Total	$86,392	$83,125
Liabilities
Unfavorable lease intangibles(B)	$1,095	$1,460
Other liabilities(B)	4,268	2,254
Total	$5,363	$3,714

Real estate owned, held for sale(C)
Assets
Real estate owned, held for sale	$76,461	$—
In-place lease intangibles	15,928	—
Favorable lease intangibles	3,885	—
Other assets	4,743	—
Total	$101,017	$—
Liabilities
Unfavorable lease intangibles	$1,087	$—
Other liabilities	14,796	—
Total	$15,883	$—

(A)     Included in “Other assets” on the Consolidated Balance Sheets.
(B)    Included in “Other liabilities” on the Consolidated Balance Sheets.
(C)     Represents assets acquired and liabilities assumed as of December 22, 2023.

The following table presents the REO operations and related income (loss) included in KREF’s Consolidated Statements of Income:

	For the Year Ended December 31,
	2023	2022
Rental income	$7,038	$7,589
Other operating income	1,507	1,382
Revenue from rest estate owned operations	8,545	8,971
Expenses from real estate owned operations	(11,190)	(11,113)
Other income	1,722	1,382
Total	$(923)	$(760)

The following table presents the amortization of lease intangibles included in KREF’s Consolidated Statements of Income:

		For the Year Ended December 31,
	Income Statement Location	2023	2022
Asset
In-place lease intangibles	Expenses from real estate owned operations	$67	$67
Liability
Unfavorable lease intangibles	Revenue from real estate owned operations	365	365

KKR Real Estate Finance Trust Inc.
Notes to Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)

The following table presents the amortization of lease intangibles related to REO, held for investment for each of the succeeding fiscal years:

Year	In-place Lease Intangible Assets	Unfavorable Lease Intangible Liabilities
2024	67	365
2025	67	365
2026	67	365

Future Minimum Lease Payments — The following table presents the future minimum lease payments to be collected under non-cancelable operating leases, excluding tenant reimbursements of expenses:

Year	Contractual Lease Payments
2024	11,731
2025	8,030
2026	6,211
2027	4,618
2028	3,237
Thereafter	5,067

KKR Real Estate Finance Trust Inc.
Notes to Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)
Note 5. Debt Obligations

The following table summarizes KREF's secured master repurchase agreements and other financing arrangements in place as of December 31, 2023 and 2022:

	December 31, 2023								December 31, 2022
	Facility						Collateral		Facility
	Current Maturity	Final Stated Maturity(A)	Maximum Facility Size	Outstanding Principal	Carrying Value(B)	Weighted Average Funding Cost(C)	Outstanding Principal	Carrying Value	Carrying Value(B)
Master Repurchase Agreements(D)
Wells Fargo	Sep 2024	Sep 2026	$1,000,000	$646,559	$645,091	7.1%	$981,708	$891,969	$670,824
Morgan Stanley	Mar 2026	Mar 2026	600,000	483,339	483,055	7.6	730,304	684,371	593,136
Goldman Sachs	Dec 2025	Dec 2027	400,000	347,329	346,464	8.2	519,711	513,900	168,369
Term Loan Facility
KREF Lending VII(E)	Match-term	Match-term	1,000,000	561,377	560,945	7.3	718,739	709,760	630,757
Term Lending Agreements
KREF Lending IX	Match-term	Match-term	1,000,000	696,605	693,458	7.7	872,516	862,127	719,000
KREF Lending V	Jun 2024	Jun 2026	327,399	327,399	327,163	7.5	459,844	441,846	502,539
KREF Lending XII	Match-term	Match-term	350,000	166,771	166,308	7.2	225,470	223,442	159,784
BMO Facility	Match-term	Match-term	300,000	138,615	137,752	7.4	179,601	178,557	137,170
Warehouse Facility
HSBC Facility	Mar 2026	Mar 2026	500,000	—	(11)	—	—	—	—
Asset Specific Financing
KREF Lending XIII	Aug 2026	Aug 2027	265,625	166,072	163,836	8.7	195,379	193,123	69,777
KREF Lending XIV	Oct 2026	Oct 2027	125,000	—	(1,216)	—	—	(999)	(1,655)
KREF Lending XI	Sep 2024	Sep 2026	100,000	100,000	99,574	8.7	125,000	123,947	98,990
Revolving Credit Agreement
Revolver(F)	Mar 2027	Mar 2027	610,000	160,000	160,000	7.5	n.a.	n.a.	—
Total / Weighted Average			$6,578,024	$3,794,066	$3,782,419	7.6%			$3,748,691

(A)    Final Stated Maturity is determined based on the maximum maturity of the underlying financing agreements or corresponding loans, assuming all extension options in KREF's discretion are exercised. The weighted average life of the match-term facilities was 1.2 and 3.0 years, based on the current and final stated maturities, respectively, of the average weighted outstanding principal of collateral loans as of December 31, 2023.
(B)    Net of $11.6 million and $22.0 million unamortized deferred financing costs as of December 31, 2023 and 2022, respectively.
(C)    Including deferred financing costs and applicable index in effect as of December 31, 2023. Average weighted by the outstanding principal of the collateral.
(D)    Borrowings under these repurchase agreements are collateralized by senior loans, held-for-investment, and bear interest equal to the sum of (i) Term SOFR, and (ii) a financing spread. As of December 31, 2023 and 2022, the percentage of the outstanding principal of the collateral sold and not borrowed under these repurchase agreements, or average "haircut" weighted by outstanding principal of collateral, was 33.8% and 31.5%, respectively (or 32.2% and 25.6%, respectively, if KREF had borrowed the maximum amount approved by its repurchase agreement counterparties as of such dates).
(E)    The term loan facility provides asset-based financing on a non-mark-to-market basis with match-term up to five years, with additional two-year extension available to KREF.
(F)    As of December 31, 2023, the revolver carrying value excluded $3.7 million unamortized debt issuance costs presented within "Other assets" on KREF's Consolidated Balance Sheets.

As of December 31, 2023 and 2022, KREF had outstanding repurchase agreements and term lending agreements where the amount at risk with any individual counterparty, or group of related counterparties, exceeded 10.0% of KREF’s stockholders' equity. The amount at risk under these agreements is the net counterparty exposure, defined as the excess of the carrying amount (or market value, if higher than the carrying amount, for repurchase agreements) of the assets sold under agreement to repurchase, including accrued interest plus any cash or other assets on deposit to secure the repurchase obligation, over the amount of the repurchase liability, adjusted for accrued interest.

KKR Real Estate Finance Trust Inc.
Notes to Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)
The following table summarizes certain characteristics of KREF's repurchase agreements where the amount at risk with any individual counterparty, or group of related counterparties, exceeded 10.0% of KREF’s stockholders' equity as of December 31, 2023 and 2022:

	Outstanding Principal	Net Counterparty Exposure	Percent of Stockholders' Equity	Weighted Average Life (Years)(A)
December 31, 2023
Wells Fargo	$646,559	$248,891	17.7%	2.7
Morgan Stanley	483,339	203,080	14.5	1.6
KREF Lending IX	696,605	172,462	12.3	3.1
Goldman Sachs	347,329	170,236	12.1	2.9
Total / Weighted Average	$2,173,832	$794,669	56.6%	2.6
December 31, 2022
Wells Fargo	$672,556	$240,897	15.3%	2.5
Morgan Stanley	594,537	199,485	12.7	0.8
Goldman Sachs	169,073	190,917	12.1	2.1
KREF Lending V(B)	502,878	182,774	11.6	0.3
KREF Lending IX	727,472	177,358	11.3	2.2
Total / Weighted Average	$2,666,516	$991,431	63.0%	1.6

(A)    Average weighted by the outstanding principal of borrowings under the secured financing agreement.
(B)    There were multiple counterparties to the KREF Lending V Facility. Morgan Stanley Bank, N.A. represented 2.8% of the net counterparty exposure as a percent of stockholders' equity as of December 31, 2022.

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

Activity — For the years ended December 31, 2023 and 2022, the activity related to the carrying value of KREF’s secured financing agreements were as follows:

Secured Financing Agreements, Net
Balance as of December 31, 2021	$3,726,593
Principal borrowings	2,483,907
Principal repayments/sales	(2,451,099)
Deferred debt issuance costs	(22,181)
Amortization of deferred debt issuance costs	11,471
Balance as of December 31, 2022	$3,748,691
Principal borrowings	811,119
Principal repayments/sales	(787,754)
Deferred debt issuance costs	(4,889)
Amortization of deferred debt issuance costs	15,252
Balance as of December 31, 2023	$3,782,419

KKR Real Estate Finance Trust Inc.
Notes to Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)
Maturities — KREF’s secured financing agreements, term loan facility and other consolidated debt obligations in place as of December 31, 2023 had contractual maturities as follows:

Year	Nonrecourse(A)	Recourse(A)(B)	Total
2024	$199,532	$45,861	$245,392
2025	241,231	63,660	304,892
2026	1,414,829	383,185	1,798,014
2027	976,514	368,948	1,345,462
Thereafter	100,305	—	100,305
	$2,932,413	$861,654	$3,794,066

(A)    Represents the earlier of (i) the maximum maturity of the underlying loans pledged as collateral or (ii) the maximum maturity of the respective financing agreements.
(B)    Except for the Revolver, which is full recourse, amounts borrowed are subject to a maximum 25.0% recourse limit. The Revolver matures in March 2027.

Covenants — KREF is required to comply with customary loan covenants and event of default provisions related to its secured financing agreements and Revolver, including, but not limited to, negative covenants relating to restrictions on operations with respect to KREF’s status as a REIT, and financial covenants. Such financial covenants include a trailing four quarter interest income to interest expense ratio covenant (1.4 to 1.0); a consolidated tangible net worth covenant (75.0% of the aggregate cash proceeds of any equity issuances made and any capital contributions received by KREF and certain subsidiaries, or up to approximately $1,307.7 million depending upon the facility); a cash liquidity covenant (the greater of $10.0 million or 5.0% of KREF's recourse indebtedness); and a total indebtedness covenant (83.3% of KREF's Total Assets, as defined in the applicable financing agreements). As of December 31, 2023 and 2022, KREF was in compliance with its financial debt covenants.

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

The following tables outline CLO collateral assets and respective borrowing as of December 31, 2023 and 2022:

	December 31, 2023
	Count	Outstanding Principal	Amortized Cost	Carrying Value	Wtd. Avg. Yield/Cost(A)	Wtd. Avg. Term(B)
KREF 2021-FL2
Collateral assets(C)	18	$1,300,000	$1,300,000	$1,288,464	S + 3.1%	July 2026
Financing provided	1	1,095,250	1,095,128	1,095,128	S + 1.5%	February 2039
KREF 2022-FL3
Collateral assets(C)(D)	16	$1,000,000	$1,000,000	$990,320	S + 3.0%	September 2026
Financing provided	1	847,500	847,043	847,043	S + 2.2%	February 2039

	December 31, 2022
	Count	Outstanding Principal	Amortized Cost	Carrying Value	Wtd. Avg. Yield/Cost(A)	Wtd. Avg. Term(B)
KREF 2021-FL2
Collateral assets(C)(D)	17	$1,300,000	$1,300,000	$1,283,162	+ 3.3%	April 2026
Financing provided	1	1,095,250	1,092,332	1,092,332	L + 1.7%	February 2039
KREF 2022-FL3
Collateral assets(C)	16	$1,000,000	$1,000,000	$991,452	+ 3.1%	October 2026
Financing provided	1	847,500	843,260	843,260	S + 2.2%	February 2039

(A)    Expressed as a spread over the relevant benchmark rates, which include one-month Term SOFR and LIBOR, as applicable to each loan. As of December 31, 2023, 100.0% of the CLO collateral loan assets by principal balance earned a floating rate of interest indexed to Term SOFR. As of December 31, 2022, 64.1% and 35.9% of the CLO collateral loan assets by principal balance earned a floating rate of interest indexed to one-month Term SOFR and LIBOR, respectively. In addition to cash coupon, yield/cost includes the amortization of deferred origination/financing costs.
(B)    Loan term represents weighted-average final maturity, assuming all extension options are exercised by the borrowers, weighted by outstanding principal. Repayments of CLO notes are dependent on timing of underlying collateral loan asset repayments post reinvestment period. The term of the CLO notes represents the rated final distribution date.
(C)    Collateral loan assets represent 31.0% and 28.4% of the principal of KREF's commercial real estate loans as of December 31, 2023 and 2022, respectively. As of December 31, 2023 and 2022, 100% of KREF loans financed through the CLOs are floating-rate loans.
(D)    Including $5.0 million cash held in CLO 2022-FL3 as of December 31, 2023. Including $151.0 million cash held in CLO 2021-FL2 as of December 31, 2022.

KKR Real Estate Finance Trust Inc.
Notes to Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)
The following table presents the CLO assets and liabilities included in KREF’s Consolidated Balance Sheets:

Assets	December 31, 2023	December 31, 2022
Cash	$5,000	$151,000
Commercial real estate loans, held-for-investment	2,295,000	2,149,000
Less: Allowance for credit losses	(21,216)	(25,387)
Commercial real estate loans, held-for-investment, net	2,273,784	2,123,613
Accrued interest receivable	12,653	10,693
Other assets	155	155
Total	$2,291,592	$2,285,461
Liabilities
Collateralized loan obligations	$1,942,750	$1,942,750
Deferred financing costs	(579)	(7,158)
Collateralized loan obligations, net	$1,942,171	$1,935,592
Accrued interest payable	5,666	4,442
Total	$1,947,837	$1,940,034

The following table presents the components of net interest income of CLOs included in KREF’s Consolidated Statements of Income:

	For the Year Ended December 31,
	2023	2022
Interest income	$184,286	$110,043
Interest expense(A)	135,814	68,658
Net interest income	$48,472	$41,385

(A)    Includes $7.2 million and $7.9 million of deferred financing costs amortization for the years ended December 31, 2023 and 2022, respectively.

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

In June 2023, KREF transitioned the secured term loan from LIBOR to Term SOFR. Inclusive of the amortization of the discount and issuance costs, KREF’s total cost of the secured term loan is Adjusted Term SOFR, as defined in the secured term loan agreements, plus a 4.1% margin per annum, subject to the applicable SOFR floor, as of December 31, 2023.

The following table summarizes KREF’s secured term loan at December 31, 2023 and 2022, respectively:

	December 31, 2023	December 31, 2022
Principal	$343,000	$346,500
Deferred financing costs	(4,010)	(5,016)
Unamortized discount	(3,659)	(4,656)
Carrying value	$335,331	$336,828

Covenants — KREF is required to comply with customary loan covenants and event of default provisions related to its secured term loan that include, but are not limited to, negative covenants relating to restrictions on operations with respect to KREF’s status as a REIT, and financial covenants. Such financial covenants include a minimum consolidated tangible net worth of $650.0 million and a maximum Total Debt to Total Assets ratio, as defined in the secured term loan agreements, of 83.3% (the “Leverage Covenant”). KREF was in compliance with such covenants as of December 31, 2023 and 2022.

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

The entire $143.75 million principal balance of the Convertible Notes matured and was repaid in cash on May 15, 2023. As of December 31, 2023, there were no Convertible Notes outstanding.

The following table details the carrying value of the Convertible Notes on KREF's Consolidated Balance Sheets:

	December 31, 2023	December 31, 2022
Principal	$—	$143,750
Deferred financing costs	—	(380)
Unamortized discount	—	(133)
Carrying value	$—	$143,237

The following table details the interest expense related to the Convertible Notes:

	For the Year Ended December 31,
	2023	2022
Cash coupon	$3,276	$8,805
Discount and issuance cost amortization	513	1,386
Total interest expense	$3,789	$10,191

Accrued interest payable for the Convertible Notes was zero and $1.1 million as of December 31, 2023 and 2022, respectively. Refer to Note 2 for additional discussion of accounting policies for the Convertible Notes.

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

Real Estate Owned Joint Venture — Concurrently with taking title to a Portland retail property in December 2021, KREF contributed a portion of the REO asset to a REO JV with a JV Partner, whereby KREF has a 90% interest and the JV Partner has a 10% interest. Management determined the REO JV to be a VIE as the REO JV has insufficient equity-at-risk and concluded that KREF is the primary beneficiary of the REO JV as KREF holds decision-making power over the activities that most significantly impact the economic performance of the REO JV and has the obligation to absorb losses of, or the right to receive benefits from, the REO JV that could be potentially significant to the REO JV.

As of December 31, 2023, the REO JV held REO assets with a net carrying value of $72.4 million. KREF has priority of distributions up to $78.1 million before the JV Partner can participate in the economics of the REO JV.

Equity Method Investments —

As of December 31, 2023, KREF held a 3.5% interest in RECOP I, an unconsolidated VIE of which KREF is not the primary beneficiary, at its fair value of $35.1 million. The aggregator vehicle in which KREF invests is controlled and advised by affiliates of the Manager. RECOP I primarily acquired junior tranches of CMBS newly issued by third parties. KREF will not pay any fees to RECOP I, but KREF bears its pro rata share of RECOP I's expenses. KREF reported its share of the net asset value of RECOP I in its Consolidated Balance Sheets, presented as “Equity method investments” and its share of net income, presented as “Income (loss) from equity method investments” in the Consolidated Statements of Income.

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

Common Stock — As further described below, since December 31, 2019, KREF issued the following shares of common stock:

Pricing Date	Shares Issued(A)	Net Proceeds
As of December 31, 2019	59,211,838	$1,162,023
November 2021	5,000,000	108,800
November 2021(B)	1	—
November 2021	547,361	11,911
As of December 31, 2021	64,759,200	$1,282,734
February 2022(C)	68,817	1,426
March 2022	6,494,155	133,845
June 2022	2,750,000	53,653
August 2022(C)	271,641	5,300
As of December 31, 2022 and 2023	74,343,813	$1,476,958

(A)    Excludes 955,743 net shares of common stock issued to-date in connection with vested restricted stock units.
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

During the years ended December 31, 2023 and 2022, 218,849 and 225,036 shares of common stock were issued related to the vesting of restricted stock units. Upon any payment of shares as a result of restricted stock unit vesting, the related tax withholding obligation will generally be satisfied by KREF, reducing the number of shares to be delivered by a number of shares necessary to satisfy the related applicable tax withholding obligation. Refer to Note 11 for further detail.

Of the 75,299,556 common shares KREF issued, there were 69,313,860 common shares outstanding as of December 31, 2023, which included 955,743 net shares of common stock issued in connection with vested restricted stock units and was net of 5,985,696 common shares repurchased.

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

KKR and affiliates beneficially owned 10,000,001 shares, or 14.4% and 14.5% of KREF's outstanding common stock as of each of December 31, 2023 and 2022, respectively.

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

During the year ended December 31, 2023, KREF did not repurchase any of its common stock under the repurchase program. During the year ended December 31, 2022, KREF repurchased 2,085,370 shares of common stock under the repurchase program for a total of $35.8 million. As of December 31, 2023, KREF had $100.0 million of remaining capacity to repurchase shares under the program.

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

During the year ended December 31, 2023, KREF did not issue or sell any shares of common stock under the ATM. During the year ended December 31, 2022, KREF issued and sold 340,458 shares of common stock under the ATM, generating net proceeds totaling $6.7 million. As of December 31, 2023, $93.2 million remained available for issuance under the ATM.

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

KKR Real Estate Finance Trust Inc.
Notes to Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)
Dividends — During the years ended December 31, 2023 and 2022, KREF's board of directors declared the following dividends on shares of its common stock:

			Amount
Declaration Date	Record Date	Payment Date	Per Share	Total
2023
March 17, 2023	March 31, 2023	April 14, 2023	$0.43	$29,711
June 15, 2023	June 30, 2023	July 14, 2023	0.43	29,716
September 15, 2023	September 29, 2023	October 13, 2023	0.43	29,716
December 15, 2023	December 29, 2023	January 12, 2024	0.43	29,805
				$118,948
2022
March 15, 2022	March 31, 2022	April 15, 2022	$0.43	$29,211
June 15, 2022	June 30, 2022	July 15, 2022	0.43	29,951
September 13, 2022	September 30, 2022	October 14, 2022	0.43	29,815
December 13, 2022	December 30, 2022	January 13, 2023	0.43	29,711
				$118,688

During the years ended December 31, 2023 and 2022, KREF's board of directors declared the following dividends on shares of its Series A Preferred Stock:

			Amount
Declaration Date	Record Date	Payment Date	Per Share	Total
2023
February 3, 2023	February 28, 2023	March 15, 2023	$0.41	$5,326
April 21, 2023	May 31, 2023	June 15, 2023	0.41	5,326
July 21, 2023	August 31, 2023	September 15, 2023	0.41	5,326
October 20, 2023	November 30, 2023	December 15, 2023	0.41	5,326
				$21,304
2022
February 1, 2022	February 28, 2022	March 15, 2022	$0.41	$5,326
April 22, 2022	May 31, 2022	June 15, 2022	0.41	5,326
July 19, 2022	August 31, 2022	September 15, 2022	0.41	5,326
October 20, 2022	November 30, 2022	December 15, 2022	0.41	5,326
				$21,304

KKR Real Estate Finance Trust Inc.
Notes to Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)
Note 11. Stock-based Compensation

KREF is externally managed by the Manager and does not currently have any employees. However, as of December 31, 2023, certain individuals employed by the Manager and affiliates of the Manager and certain members of KREF's board of directors were compensated, in part, through the issuance of stock-based awards.

As of December 31, 2023, KREF had 1,147,927 restricted stock unit (“RSU”) awards outstanding under the KKR Real Estate Finance Trust Inc. 2016 Omnibus Incentive Plan that was adopted on February 12, 2016 and amended and restated on November 17, 2016 (the "Incentive Plan") to certain members of KREF’s board of directors and employees of the Manager or its affiliates, none of whom are KREF employees. RSUs awarded to employees of the Manager or its affiliates, generally vest over three consecutive one-year periods and awards to certain members of KREF's board of directors generally vest over a one-year period, pursuant to the terms of the respective award agreements and the terms of the Incentive Plan.

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

The following table summarizes the activity in KREF’s outstanding RSUs and the weighted-average grant date fair value per RSU:

	Restricted Stock Units	Weighted Average Grant Date Fair Value Per RSU(A)
Unvested as of December 31, 2022	935,218	$16.80
Granted	673,370	13.32
Vested	(458,277)	17.46
Forfeited / cancelled	(2,384)	17.31
Unvested as of December 31, 2023	1,147,927	$14.49
(A)    The grant-date fair value is based upon the closing price of KREF’s common stock at the date of grant.

KREF expects the unvested RSUs outstanding to vest during the following years:

Year	Restricted Stock Units
2024	558,318
2025	381,275
2026	208,334
Total	1,147,927

KREF recognizes the compensation cost of RSUs awarded to employees of the Manager, or one or more of its affiliates, on a straight-line basis over the awards’ term at their grant date fair value, consistent with the RSUs awarded to certain members of KREF's board of directors.

During the years ended December 31, 2023, 2022 and 2021, KREF recognized $8.1 million, $7.8 million and $7.4 million respectively, of stock-based compensation expense included in “General and administrative” expense in the Consolidated Statements of Income. As of December 31, 2023, there was $14.9 million of total unrecognized stock-based compensation expense related to unvested share-based compensation arrangements. This cost is expected to be recognized over a weighted average period of 1.2 years.

During the years ended December 31, 2023, 2022 and 2021, KREF declared $1.8 million, $1.4 million and $0.2 million, respectively, of nonforfeitable dividends on unvested RSUs. Such nonforfeitable dividends were deducted from “Retained earnings (Accumulated deficit)” in the Consolidated Statement of Changes in Equity.

Directors and Officers Deferral Plan — In March 2022, KREF's board of directors adopted the KKR Real Estate Finance Trust Inc. Directors and Officers Deferral Plan (the “Deferral Plan”). Pursuant to the Deferral Plan, participants may elect to defer receipt of all or a portion of any shares of KREF’s common stock issuable upon vesting of any RSU granted to such

KKR Real Estate Finance Trust Inc.
Notes to Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)
participant in 25% increments. Deferred stock units (“DSU”) credited to a participant are non-voting but shall be entitled to dividend equivalent payments upon payment of dividends on shares of KREF’s common stock in the same form and amount equal to the amount of such dividends and are not subject to deferral under the Deferral Plan. During the year ended December 31, 2023, 72,708 vested RSUs were deferred under the Deferral Plan. As of December 31, 2023, there were 72,708 DSUs outstanding.

Upon any payment of shares as a result of restricted stock unit vesting, the related tax withholding obligation will generally be satisfied by KREF, reducing the number of shares to be delivered by a number of shares necessary to satisfy the related applicable tax withholding obligation. The amount results in a cash payment related to this tax liability and a corresponding reduction to additional paid-in capital in the Consolidated Statement of Changes in Equity. KREF delivered 218,849 shares of common stock for 458,277 vested RSUs during the year ended December 31, 2023 and paid $2.0 million of withholding tax in connection with employee RSUs vested in the fourth quarter of 2023.

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

For the years ended December 31, 2023, 2022 and 2021, 18,209, 171,111 and 13,043 weighted average unvested RSUs, respectively, were excluded from the calculation of diluted EPS because the effect was anti-dilutive.

Since May 15, 2023, there were no convertible instruments outstanding. For the years ended December 31, 2022 and 2021, 6,316,174 potentially issuable shares related to the Convertible Notes were excluded from the calculation of diluted EPS because the effect was anti-dilutive.

The following table illustrates the computation of basic and diluted EPS for the years ended December 31, 2023, 2022 and 2021:

	For the Year Ended December 31,
	2023	2022	2021
Earnings
Net Income (Loss)	$(30,851)	$38,103	$137,183
Less: Preferred stock dividends	21,304	21,304	11,369
Less: Participating securities' share in earnings	1,764	1,428	179
Net income (loss) attributable to common stockholders, basic and diluted	$(53,919)	$15,371	$125,635

Shares
Weighted average common shares outstanding	69,154,447	67,553,578	56,571,200
Add: Deferred stock units	25,592	—	—
Add: Dilutive restricted stock units	—	—	212,188
Diluted weighted average common shares outstanding	69,180,039	67,553,578	56,783,388

Net income (loss) attributable to common stockholders, per:
Basic common share	$(0.78)	$0.23	$2.22
Diluted common share	$(0.78)	$0.23	$2.21

KKR Real Estate Finance Trust Inc.
Notes to Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)
Note 13. Commitments and Contingencies

As of December 31, 2023, KREF was subject to the following commitments and contingencies:

Litigation — From time to time, KREF may be involved in various claims and legal actions arising in the ordinary course of business. KREF establishes an accrued liability for legal proceedings only when those matters present loss contingencies that are both probable and reasonably estimable.

As of December 31, 2023, KREF was not involved in any material legal proceedings regarding claims or legal actions against KREF.

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

Capital Commitments — As of December 31, 2023, KREF had future funding commitments of $816.4 million related to its investments in commercial real estate loans. These future funding commitments primarily relate to construction projects, capital improvements, tenant improvements and leasing commissions. Generally, funding commitments are subject to certain conditions that must be met, such as customary construction draw certifications, minimum credit metrics or executions of new leases before advances are made to the borrower.

In January 2017, KREF committed $40.0 million to invest in an aggregator vehicle alongside RECOP I. The two-year investment period for RECOP I ended in April 2019. As of December 31, 2023, KREF had a remaining commitment of $4.3 million to RECOP I.

Macroeconomic Environment — The Federal Reserve has raised interest rates eleven times since January 2022. Higher interest rates imposed by the Federal Reserve to address inflation may adversely impact real estate asset values and increase our interest expense, which expense may not be fully offset by any resulting increase in interest income, and may lead to decreased prepayments from KREF's borrowers and an increase in the number of KREF's borrowers who exercise extension options. The Federal Reserve has indicated that it may decrease in interest rates in 2024. In a period of declining interest rates, our interest income on floating-rate investments would generally decrease, while any decrease in the interest we are charged on our floating-rate debt may be subject to floors and may not compensate for such decrease in interest income.

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

KKR Real Estate Finance Trust Inc.
Notes to Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)

No awards may be granted under the Incentive Plan on and after February 12, 2026. The Incentive Plan will continue to apply to awards granted prior to such date. During the year ended December 31, 2023, 673,370 RSUs were granted to KREF's directors and employees of the Manager or its affiliates. During the year ended December 31, 2022, 547,625 RSUs were granted to KREF's directors and employees of the Manager or its affiliates. As of December 31, 2023, 1,852,009 shares of common stock remained available for awards under the Incentive Plan.

Due to Affiliates — The following table contains the amounts presented in KREF's Consolidated Balance Sheets that it owes to affiliates:

	December 31, 2023	December 31, 2022
Management fees	$6,523	$6,578
Expense reimbursements	—	100
KCM fees	1,747	2,044
	$8,270	$8,722

Affiliates Expenses — The following table contains the amounts included in KREF's Consolidated Statements of Income that arose from transactions with the Manager:

	For the Year Ended December 31,
	2023	2022	2021
Management fees	$26,171	$25,680	$19,378
Incentive compensation	2,491	634	10,273
Expense reimbursements and other	6,581	4,385	1,551
	$35,243	$30,699	$31,202

In connection with the ATM, KCM, in its capacity as one of the sales agents, will receive commissions for the shares of KREF’s common stock it sells. This amount is not to exceed, but may be less than, 2.0% of the gross sales price per share. KREF sold zero and 340,548 shares under the ATM through a third-party broker during the years ended December 31, 2023 and 2022, respectively. KREF did not incur or pay any commissions to KCM during the years ended December 31, 2023 and 2022.

In connection with the BMO Facility, and in consideration for its services as the structuring agent, KREF is obligated to pay KCM a structuring fee equal to 0.35% of the respective committed loan advances under the agreement. Such fees are capitalized as deferred financing cost and amortized to interest expense over the draw period of the facility. KREF paid zero and $0.5 million KCM structuring fees in connection with the facility during the years ended December 31, 2023 and 2022.

In connection with the HSBC Facility entered into in March 2020, and in consideration for structuring and sourcing this arrangement, KREF is obligated to pay KCM a structuring fee equal to 0.25% of the respective committed loan advances under the agreement. Such fees are capitalized as deferred financing cost and amortized to interest expense over the lesser of the initial term of the loan or the facility. During the years ended December 31, 2023 and 2022, KREF did not incur or pay any KCM structuring fees in connection with the facility.

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

In connection with the KREF Lending IX Facility entered into in July 2021, and in consideration for structuring and sourcing this arrangement, KREF is obligated to pay KCM a structuring fee equal to 0.75% of the respective committed loan advances under the agreement. Such fees are capitalized as deferred financing cost and amortized to interest expense over the draw period of the facility. During the years ended December 31, 2023 and 2022, KREF paid KCM $0.3 million and $2.3 million in structuring fees in connection with the facility, respectively.

KKR Real Estate Finance Trust Inc.
Notes to Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)
In connection with the KREF 2021-FL2 and KREF 2022-FL3 CLO issuances in August 2021 and February 2022, and in consideration for its services as the co-lead manager and joint bookrunner, KREF paid KCM $0.9 million and $0.5 million, respectively, in structuring and placement agent fees in 2021 and 2022. These fees were capitalized as deferred financing cost and amortized to interest expense over the estimated life of the CLOs.

In connection with the extension and upsize of the Revolver in March 2022, and in consideration for its services as the arranger, KREF is obligated to pay KCM an arrangement fee equal to 0.375% of the aggregate amount of existing commitments plus 0.75% of the aggregate amount of new commitments. KREF paid $3.3 million of arrangement fees in connection with the Revolver in 2022. Such fees were capitalized as deferred financing cost and amortized to interest expense over the estimated life of the Revolver.

In connection with the KREF Lending XI Facility entered into in April 2022, and in consideration for its services as the structuring agent, KREF paid KCM $0.5 million in structuring fees in 2022. Such fees are capitalized as deferred financing cost and amortized to interest expense over the estimated life of the facility.

In connection with the KREF Lending XII Facility entered into in June 2022, and in consideration for structuring and sourcing this arrangement, KREF is obligated to pay KCM a structuring fee equal to 0.35% of the respective loan advances under the agreement. KREF paid $0.6 million in KCM structuring fees in connection with the facility in 2022. Such fees are capitalized as deferred financing cost and amortized to interest expense over the draw period of the facility.

In connection with the KREF Lending XIII Facility entered into in August 2022, and in consideration for structuring and sourcing this arrangement, KREF is obligated to pay KCM a structuring fee equal to 0.5% of the facility amount under the agreement. KREF paid $1.3 million in KCM structuring fees in connection with the facility in 2022. Such fees are capitalized as deferred financing cost and amortized to interest expense over the draw period of the facility.

In connection with the KREF Lending XIV Facility entered into in October 2022, and in consideration for its services as the structuring agent, KREF paid KCM $0.6 million in structuring fees in 2022. Such fees are capitalized as deferred financing cost and amortized to interest expense over the estimated life of the facility.

KKR Real Estate Finance Trust Inc.
Notes to Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)
Note 15. Fair Value of Financial Instruments

The carrying values and fair values of KREF’s financial assets and liabilities recorded at fair value on a recurring basis, as well as other financial instruments not carried at fair value, as of December 31, 2023, were as follows:

				Fair Value
	Principal Balance	Amortized Cost(A)	Carrying Value(B)	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$135,898	$135,898	$135,898	$135,898	$—	$—	$135,898
Commercial real estate loans, held-for-investment, net(C)	7,369,425	7,343,548	7,133,078	—	—	7,133,696	7,133,696
Equity method investments	35,076	35,076	35,076	—	—	35,076	35,076
	$7,540,399	$7,514,522	$7,304,052	$135,898	$—	$7,168,772	$7,304,670
Liabilities
Secured financing agreements, net	$3,794,066	$3,782,419	$3,782,419	$—	$—	$3,782,419	$3,782,419
Collateralized loan obligations, net	1,942,750	1,942,171	1,942,171	—	—	1,893,350	1,893,350
Secured term loan, net	343,000	335,331	335,331	—	338,500	—	338,500
	$6,079,816	$6,059,921	$6,059,921	$—	$338,500	$5,675,769	$6,014,269

(A)    The amortized cost of commercial real estate loans is net of $20.8 million of unamortized origination discounts, cost recovery interest and deferred fees. The amortized cost of secured financing agreements is net of $11.6 million unamortized debt issuance costs. The amortized cost of collateralized loan obligations is net of $0.6 million unamortized debt issuance costs.
(B)    The carrying value of commercial mortgage loans is net of $210.5 million allowance for credit losses.
(C)    Includes $2,295.0 million of CLO loan participations as of December 31, 2023. Excludes fully written off risk-rated 5 loans with a combined outstanding principal balance of $45.5 million as of December 31, 2023.

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

(A)    The amortized cost of commercial real estate loans is net of $43.3 million of unamortized origination discounts and deferred fees, a $25.0 million write-off on a defaulted senior loan. The amortized cost of secured financing agreements is net of $22.0 million of unamortized debt issuance costs. The amortized cost of collateralized loan obligations is net of $7.2 million of unamortized debt issuance costs.
(B)    The carrying value of commercial mortgage loans is net of $107.0 million allowance for credit losses.
(C)    Includes $2,149.0 million of CLO loan participations as of December 31, 2022. Excludes a fully written off risk-rated 5 loan with an outstanding principal balance of $5.5 million as of December 31, 2022.

KKR Real Estate Finance Trust Inc.
Notes to Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)
The following table contains the Level 3 inputs used to value assets and liabilities on a recurring and nonrecurring basis or where KREF discloses fair value as of December 31, 2023:

	Fair Value	Valuation Methodologies	Unobservable Inputs(A)	Weighted Average(B)	Range
Assets and Liabilities(C)
Commercial real estate loans, held-for-investment(D)	$7,133,696	Discounted cash flow	Discount margin	4.4%	3.3% - 17.2%
			Discount rate	10.7%	9.0% - 12.0%
			Capitalization rate	7.8%	7.0% - 8.7%
	$7,133,696

(A)    An increase (decrease) in the valuation input results in a decrease (increase) in value.
(B)    Represents the average of the input value, weighted by the unpaid principal balance of the financial instrument.
(C)    KREF carries a $35.1 million investment in an aggregator vehicle alongside RECOP I (Note 9) at its pro rata share of the aggregator's net asset value, which management believes approximates fair value.
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

Assets and Liabilities for Which Fair Value is Only Disclosed

KREF does not carry its secured financing agreements at fair value as management did not elect the fair value option for these liabilities. As of December 31, 2023, the fair value of KREF's financing facilities approximated their respective carrying value.

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

KREF consolidates subsidiaries that incur U.S. federal, state and local income taxes, based on the tax jurisdiction in which each subsidiary operates. During the years ended December 31, 2023, 2022 and 2021, KREF recorded an income tax expense of $0.7 million, $0.1 million and $0.7 million, respectively, related to the operations of its taxable REIT subsidiaries and various other state and local taxes. There were no material deferred tax assets or liabilities as of December 31, 2023 and 2022.

Common stock distributions treated as dividends for tax purposes were taxable as follows:

Year	Ordinary Dividends	Qualified Dividends	Long Term Capital Gain	Return of Capital
2023	91.5%	—%	—%	8.5%
2022	100.0	—	—	—
2021	99.1	1.2	0.9	—
2020	100.0	0.8	—	—

KKR Real Estate Finance Trust Inc.
Notes to Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)
Note 17. Subsequent Events

The following events occurred subsequent to December 31, 2023:

Loan Repayments

In January 2024, KREF received $324.7 million in principal repayments, comprised of a full loan repayment of $173.4 million on a senior office loan in Washington, D.C. and a full loan repayment of $151.3 million on a senior condo loan in New York, NY.

Corporate Activities

Dividends

In January 2024, KREF paid $29.8 million in dividends on its common stock, or $0.43 per share, with respect to the fourth quarter of 2023, to stockholders of record on December 29, 2023.

On February 1, 2024, KREF’s Board of Directors declared a dividend of $0.25 per share of common stock with respect to the first quarter of 2024. The dividend is payable on April 15, 2024 to KREF’s common stockholders of record as of March 28, 2024.

KKR Real Estate Finance Trust Inc.
Notes to Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)
Note 18. Summary Quarterly Consolidated Financial Information (Unaudited)
The following tables summarize KREF's quarterly financial data which, in the opinion of management, reflects all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of KREF's results of operations for the years ended December 31, 2023 and 2022:

	2023
	Quarter Ended				Year Ended
	March 31	June 30	September 30	December 31	December 31, 2023
Net Interest Income
Interest income	$152,530	$159,629	$163,229	$165,024	$640,412
Interest expense	105,976	115,677	118,617	118,532	458,802
Total net interest income	46,554	43,952	44,612	46,492	181,610
Other Income	4,610	6,972	5,443	4,174	21,199
Operating Expenses	76,249	70,871	23,056	63,580	233,756
Income (Loss) Before Income Taxes, Noncontrolling Interests, Preferred Dividends and Participating Securities' Share in Earnings	(25,085)	(19,947)	26,999	(12,914)	(30,947)
Income tax expense	169	177	165	199	710
Net Income (Loss)	$(25,254)	$(20,124)	$26,834	$(13,113)	$(31,657)
Noncontrolling interests in income (loss) of consolidated joint venture	(177)	(96)	(307)	(226)	(806)
Net Income (Loss) Attributable to KKR Real Estate Finance Trust Inc. and Subsidiaries	$(25,077)	$(20,028)	$27,141	$(12,887)	$(30,851)
Preferred stock dividends	5,326	5,326	5,326	5,326	21,304
Participating securities' share in earnings	407	418	414	525	1,764
Net Income (Loss) Attributable to Common Stockholders	$(30,810)	$(25,772)	$21,401	$(18,738)	$(53,919)

Net Income (Loss) Per Share of Common Stock
Basic and Diluted	$(0.45)	$(0.37)	$0.31	$(0.27)	$(0.78)

Weighted Average Number of Shares of Common Stock Outstanding
Basic and Diluted	69,095,011	69,115,654	69,122,636	69,384,309	69,180,039

KKR Real Estate Finance Trust Inc.
Notes to Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)

	2022
	Quarter Ended				Year Ended
	March 31	June 30	September 30	December 31	December 31, 2022
Net Interest Income
Interest income	$73,230	$90,603	$114,627	$143,508	$421,968
Interest expense	32,459	44,733	67,311	91,592	236,095
Total net interest income	40,771	45,870	47,316	51,916	185,873
Other Income	6,430	4,105	3,846	4,813	19,194
Operating Expenses	11,789	24,980	94,077	36,570	167,416
Income (Loss) Before Income Taxes, Noncontrolling Interests, Preferred Dividends and Participating Securities' Share in Earnings	35,412	24,995	(42,915)	20,159	37,651
Income tax expense	—	—	—	58	58
Net Income (Loss)	$35,412	$24,995	$(42,915)	$20,101	$37,593
Noncontrolling interests in income (loss) of consolidated joint venture	(56)	(66)	(161)	(227)	(510)
Net Income (Loss) Attributable to KKR Real Estate Finance Trust Inc. and Subsidiaries	$35,468	$25,061	$(42,754)	$20,328	$38,103
Preferred stock dividends	5,326	5,326	5,326	5,326	21,304
Participating securities' share in earnings	346	341	341	400	1,428
Net Income (Loss) Attributable to Common Stockholders	$29,796	$19,394	$(48,421)	$14,602	$15,371

Net Income (Loss) Per Share of Common Stock
Basic	$0.47	$0.28	$(0.70)	$0.21	$0.23
Diluted	$0.46	$0.28	$(0.70)	$0.21	$0.23

Weighted Average Number of Shares of Common Stock Outstanding
Basic	63,086,452	68,549,049	69,382,730	69,109,790	67,553,578
Diluted	69,402,626	68,549,049	69,382,730	69,109,790	67,553,578

Schedule IV - Mortgage Loans on Real Estate
December 31, 2023
(dollars in millions)

Type of Loan	Description / Location	Interest Rates(A)				Maturity Date(B)	Payment Terms(C)	Principal Amount	Carrying Amount
Senior Loans(D)
Senior Loans in excess of 3% of the carrying amount of total loans
Senior Loan 1	Multifamily / Virginia	+	3.3%			October 2026	I/O	$369.0	$367.7
Senior Loan 2	Industrial / Various	+	2.7%			May 2027	I/O	252.3	251.8
Senior Loan 3	Multifamily / California	+	2.9%			March 2026	I/O	220.0	219.5
Senior Loans less than 3% of the carrying amount of total loans
Senior Loans	Multifamily / Diversified	+	2.6%	—	4.0%	2024 - 2027	I/O	2,517.1	2,509.9
Senior Loans	Office / Diversified	+	2.3%	—	3.7%	2025 - 2028	I/O	1,558.9	1,551.3
Senior Loans	Industrial / Diversified	+	2.7%	—	5.5%	2024 - 2027	I/O	820.2	818.0
Senior Loans	Life Science / Diversified	+	3.1%	—	4.5%	2026 - 2027	I/O	754.6	749.8
Senior Loans	Hospitality / Diversified	+	3.7%	—	5.0%	2024 - 2027	I/O	373.1	372.8
Senior Loan	Condo (Residential) / New York	+	3.7%			January 2024	I/O	149.9	149.9
Senior Loan	Self-Storage / Various	+	3.8%			January 2028	I/O	129.6	128.4
Senior Loan	Student Housing / Pennsylvania	+	3.0%			June 2026	I/O	112.5	112.0
Senior Loan	Single Family Rental / Arizona	+	4.9%			May 2026	I/O	67.7	67.6
Total senior loans								$7,324.7	$7,298.8

Mezzanine Loans
Mezzanine Loans less than 3% of the carrying amount of total loans
Mezzanine Loans	Various / Diversified	+	0.4%	—	13.0%	2025 - 2028	I/O	90.2	44.7
Total mezzanine loans								$90.2	$44.7

Total loans								$7,414.9	$7,343.5
CECL reserve									(210.5)
Total loans, net									$7,133.1

(A)    Expressed as a spread over Term SOFR.
(B)    Maturity date assumes all extension options are exercised, if applicable.
(C)    I/O = interest only until final maturity unless otherwise noted.
(D)    Senior loans include senior mortgages and similar credit quality investments, including junior participations in our originated senior loans for which we have syndicated the senior participations and retained the junior participations for our portfolio and excludes vertical loan participations.

For the activity within KREF's loan portfolio during the year ended December 31, 2023, refer to Note 3 of the consolidated financial statements.

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

As of December 31, 2023, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2023, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and the Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on its evaluation, our management concluded that our internal control over financial reporting was effective as of the end of the fiscal year covered by this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) of the Exchange Act) occurred during the quarter ended December 31, 2023 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the quarter ended December 31, 2023, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

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

The remaining information required by this item is incorporated by reference to the company’s definitive proxy statement to be filed not later than April 29, 2024 with the SEC pursuant to Regulation 14A under the Exchange Act.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the company’s definitive proxy statement to be filed not later than April 29, 2024 with the SEC pursuant to Regulation 14A under the Exchange Act.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to the company’s definitive proxy statement to be filed not later than April 29, 2024 with the SEC pursuant to Regulation 14A under the Exchange Act.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to the company’s definitive proxy statement to be filed not later than April 29, 2024 with the SEC pursuant to Regulation 14A under the Exchange Act.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to the company’s definitive proxy statement to be filed not later than April 29, 2024 with the SEC pursuant to Regulation 14A under the Exchange Act.

PART IV.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)    The following documents are filed as part of the Annual Report on Form 10-K.

1.    Financial Statements

    See Item 8 to the Annual Report on Form 10-K.

2.    Financial Statement Schedule:
    See Schedule IV — Mortgage Loans on Real Estate as of December 31, 2023 of the Annual Report on Form 10-K.

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

4.3
Indenture, dated as of August 16, 2021, among KREF 2021-FL2 Ltd., KREF 2021-FL2 LLC, KREF CLO Loan Seller LLC, Wilmington Trust, National Association, and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on August 19, 2021).

4.4
Supplemental Indenture No. 1, dated as of June 26, 2023, among KREF 2021-FL2 Ltd., KREF 2021-FL2 LLC, KREF CLO Loan Seller LLC, Wilmington Trust, National Association, and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2023).

4.5
Indenture, dated as of February 10, 2022, among KREF 2022-FL3 Ltd., KREF 2022-FL3 LLC, KREF CLO Loan Seller LLC, Wilmington Trust, National Association, and Computershare Trust Company, National Association (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on February 16, 2022).

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

10.8
Amended and Restated Loan and Servicing Agreement, dated as of December 20, 2022, among KREF Holdings VII LLC, KREF Lending VII LLC, PNC Bank, National Association, Midland Loan Services, a division of PNC Bank, National Association, the Initial Lender, and KKR Capital Markets LLC (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2023).

10.9
First Amendment to Amended and Restated Loan and Servicing Agreement, dated as of June 27, 2023, among KREF Holdings VII LLC, KREF Lending VII LLC, PNC Bank, National Association, Midland Loan Services, a division of PNC Bank, National Association, the Initial Lender, and KKR Capital Markets LLC (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2023).

10.10
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

10.12
Guaranty Agreement, dated as of December 6, 2016, made by KKR Real Estate Finance Holdings L.P. in favor of Morgan Stanley Bank, N.A. (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017).

10.13	First Amendment to Guaranty Agreement, dated as of December 31, 2018, between KKR Real Estate Finance Holdings L.P. and Morgan Stanley Bank, N.A.

10.14
Second Amendment to Guaranty Agreement, dated as of September 26, 2023, between KKR Real Estate Finance Holdings L.P. and Morgan Stanley Bank, N.A. (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2023).

10.15
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

Exhibit Number	Exhibit Description
10.18
Fourth Amendment to Master Repurchase Agreement, dated December 4, 2019, between Morgan Stanley Bank, N.A., KREF Lending IV LLC and KKR Real Estate Finance Holdings L.P. (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020).

10.19
Fifth Amendment to Master Repurchase Agreement, dated February 21, 2020, between Morgan Stanley Bank, N.A. and KREF Lending IV LLC and KKR Real Estate Finance Holdings L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020).

10.20
Sixth Amendment to Master Repurchase Agreement, dated as of June 29, 2021, between Morgan Stanley Bank, N.A. and KREF Lending IV LLC and KKR Real Estate Finance Holdings L.P. (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021).

10.21
Seventh Amendment to Master Repurchase Agreement, dated December 29, 2021, between Morgan Stanley Bank, N.A. and KREF Lending IV LLC and KKR Real Estate Finance Holdings L.P. (incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021).

10.22
Eighth Amendment to Master Repurchase Agreement, dated February 15, 2022, among Morgan Stanley Bank, N.A., KREF Lending IV LLC, and KKR Real Estate Finance Holdings L.P. (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022).

10.23
Ninth Amendment to Master Repurchase Agreement, dated March 30, 2023, among Morgan Stanley Bank, N.A., KREF Lending IV LLC, and KKR Real Estate Finance Holdings L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023).

10.24
Tenth Amendment to Master Repurchase Agreement, dated September 6, 2023, among Morgan Stanley Bank, N.A., KREF Lending IV LLC, and KKR Real Estate Finance Holdings L.P. (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2023).

10.25*
Seventh Amendment, dated as of March 16, 2022, to the Credit Agreement among KREF Holdings X LLC, KKR Real Estate Finance Holdings L.P., Morgan Stanley Senior Funding Inc., as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022).

10.26
Eighth Amendment, dated as of September 26, 2023, to the Credit Agreement among KREF Holdings X LLC, KKR Real Estate Finance Holdings L.P., Morgan Stanley Senior Funding Inc., as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2023).

10.27*
Lender Joinder Agreement No. 6, dated as of March 28, 2022, to the Credit Agreement among KREF Holdings X LLC, KKR Real Estate Finance Holdings L.P., Morgan Stanley Senior Funding Inc., as administrative agent, and the new lender party thereto (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022).

10.28*
Lender Joinder Agreement No. 7, dated as of March 31, 2022, to the Credit Agreement among KREF Holdings X LLC, KKR Real Estate Finance Holdings L.P., Morgan Stanley Senior Funding Inc., as administrative agent, and the new lenders party thereto (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022).

10.29*
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

10.40
Amendment No. 6 to Guarantee Agreement, dated as of September 26, 2023, between Wells Fargo Bank, National Association and KKR Real Estate Finance Holdings L.P. (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2023).

10.41
Master Repurchase Agreement and Securities Contract, dated July 27, 2021, among MUFG Union Bank, N.A. and KREF Lending IX LLC (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022).

10.42
Limited Guaranty, dated as of July 27, 2021, made by KKR Real Estate Finance Holdings L.P. in favor of MUFG Union Bank, N.A. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022).

Exhibit Number	Exhibit Description
10.43
Omnibus Amendment and Reaffirmation Agreement to the MUFG Repurchase Agreement, dated March 31, 2022, among KREF Lending IX LLC, KREF Holdings IX LLC, KREF Capital LLC, KKR Real Estate Finance Holdings L.P. and MUFG Bank, Ltd. (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022).

10.44*
Second Omnibus Amendment and Reaffirmation Agreement to the MUFG Repurchase Agreement, dated August 23, 2022, among KREF Lending IX LLC, KREF Holdings IX LLC, KREF Capital LLC, KKR Real Estate Finance Holdings L.P. and MUFG Bank, Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022).

10.45
Third Omnibus Amendment and Reaffirmation Agreement to the MUFG Repurchase Agreement, dated September 26, 2023, among KREF Lending IX LLC, KREF Holdings IX LLC, KREF Capital LLC, KKR Real Estate Finance Holdings L.P. and MUFG Bank, Ltd. (incorporated by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2023).

10.46
Trademark License Agreement, dated as of May 4, 2017, between Kohlberg Kravis Roberts & Co. L.P. and KKR Real Estate Finance Trust Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 10, 2017).

10.47†	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.19 to the Company’s Registration on Form S-11/A filed on April 26, 2017).

10.48†	Amended and Restated KKR Real Estate Finance Trust Inc. 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.18 to the Company’s Registration on Form S-11/A filed on April 26, 2017).

10.49†
Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement for Non-Employee Directors (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021).

10.50†
Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017).

10.51†
Form of 2021 Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.49 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021).

10.52†
KREF Transition Terms, dated as of December 20, 2021, between KKR Real Estate Finance Trust Inc. and Mostafa Nagaty (incorporated by reference to Exhibit 10.50 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021).

10.53†	KKR Real Estate Finance Trust Inc. Directors and Officers Deferral Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 21, 2022).

21.1	Subsidiaries of KKR Real Estate Finance Trust Inc.

23.1	Consent of Deloitte & Touche LLP.

31.1	Certificate of Matthew A. Salem, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Kendra L. Decious, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of Matthew A. Salem, Chief Executive Officer, pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

Exhibit Number	Exhibit Description
32.2	Certificate of Kendra L. Decious, Chief Financial Officer, pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

97.1	Policy Relating to Recovery of Erroneously Awarded Compensation.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File, formatted in Inline XBRL and contained in Exhibit 101.
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

KKR REAL ESTATE FINANCE TRUST INC.

Date:	February 6, 2024	By:	/s/ Matthew A. Salem
Name: Matthew A. Salem
Title: Chief Executive Officer and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below and on the dates indicated below.

Date:	February 6, 2024	By:	/s/ Matthew A. Salem
Name: Matthew A. Salem
Title: Chief Executive Officer and Director
(Principal Executive Officer)

Date:	February 6, 2024	By:	/s/ Kendra L. Decious
Name: Kendra L. Decious
Title: Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

Date:	February 6, 2024	By:	/s/ Ralph F. Rosenberg
Name: Ralph F. Rosenberg
Title: Director

Date:	February 6, 2024	By:	/s/ Christen E.J. Lee
Name: Christen E.J. Lee
Title: Director

Date:	February 6, 2024	By:	/s/ Terrence R. Ahern
Name: Terrence R. Ahern
Title: Director

Date:	February 6, 2024	By:	/s/ Jonathan A. Langer
Name: Jonathan A. Langer
Title: Director

Date:	February 6, 2024	By:	/s/ Deborah H. McAneny
Name: Deborah H. McAneny
Title: Director

Date:	February 6, 2024	By:	/s/ Irene M. Esteves
Name: Irene M. Esteves
Title: Director

Date:	February 6, 2024	By:	/s/ Paula Madoff
Name: Paula Madoff
Title: Director