Form 10-Q
period 2024-03-31
KKR Real Estate Finance Trust Inc.
filed 2024-04-23
CIK 1631596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024

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

The number of shares of the registrant's common stock, par value $0.01 per share, outstanding as of April 19, 2024 was 69,313,860.

KKR REAL ESTATE FINANCE TRUST INC.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2024

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

There are many factors that may cause our actual results to differ materially from the forward-looking statements, including factors set forth under Part I, Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the "Form 10-K") and Part I, Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Form 10-Q, as such factors may be updated from time to time in our other periodic filings with the SEC, which are accessible on the SEC's website at www.sec.gov and on the investor relations section of our website at www.kkrreit.com. You should evaluate all forward-looking statements made in this Form 10-Q in the context of these risks and uncertainties.

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

•our results of operations, financial condition, liquidity position, and business could be adversely affected if we experience (i) difficulty accessing financing or raising capital, including due to a significant dislocation in or shut-down of the capital markets, (ii) a reduction in the yield on our investments, (iii) an increase in the cost of our financing, (iv) an inability to borrow incremental amounts or an obligation to repay amounts under our financing arrangements, or (v) defaults by borrowers in paying debt service on outstanding loans;

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

PART I — FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

KKR Real Estate Finance Trust Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)
(Amounts in thousands, except share and per share data)

	March 31, 2024	December 31, 2023
Assets
Cash and cash equivalents	$106,517	$135,898
Commercial real estate loans, held-for-investment	7,113,256	7,343,548
Less: Allowance for credit losses	(243,634)	(210,470)
Commercial real estate loans, held-for-investment, net	6,869,622	7,133,078
Real estate owned assets, held for sale	99,977	101,017
Real estate owned, held for investment, net	82,669	82,091
Accrued interest receivable	40,602	41,003
Equity method investments	35,108	35,076
Other assets	22,200	19,455
Total Assets	$7,256,695	$7,547,618

Liabilities and Equity
Liabilities
Secured financing agreements, net	$3,521,796	$3,782,419
Collateralized loan obligations, net	1,942,569	1,942,171
Secured term loan, net	334,977	335,331
Accrued interest payable	19,247	20,207
Real estate owned liabilities, held for sale	16,334	15,883
Dividends payable	17,328	29,805
Due to affiliates	8,087	8,270
Other liabilities	16,267	9,350
Total Liabilities	5,876,605	6,143,436

Commitments and Contingencies (Note 13)	—	—

Equity
Preferred Stock, $0.01 par value, 50,000,000 shares authorized
Series A cumulative redeemable preferred stock, (13,110,000 shares issued and outstanding as of March 31, 2024 and December 31, 2023); liquidation preference of $25.00 per share	131	131
Common stock, $0.01 par value, 300,000,000 authorized (75,299,556 shares issued and 69,313,860 shares outstanding; as of March 31, 2024 and December 31, 2023, respectively)	693	693
Additional paid-in capital	1,817,373	1,815,077
Accumulated deficit	(340,437)	(314,370)
Repurchased stock (5,985,696 shares repurchased as of March 31, 2024 and December 31, 2023)	(96,764)	(96,764)
Total KKR Real Estate Finance Trust Inc. Stockholders’ Equity	1,380,996	1,404,767
Noncontrolling interests in equity of consolidated joint venture	(906)	(585)
Total Equity	1,380,090	1,404,182
Total Liabilities and Equity	$7,256,695	$7,547,618

See Notes to Condensed Consolidated Financial Statements.

KKR Real Estate Finance Trust Inc. and Subsidiaries

Condensed Consolidated Statements of Income (Unaudited)
(Amounts in thousands, except share and per share data)

	Three Months Ended March 31,
	2024	2023
Net Interest Income
Interest income	$151,620	$152,530
Interest expense	112,476	105,976
Total net interest income	39,144	46,554

Other Income
Income (loss) from equity method investments	845	(347)
Other miscellaneous income	1,792	2,711
Revenue from real estate owned operations	4,978	2,246
Total other income	7,615	4,610

Operating Expenses
Provision for credit losses, net	33,266	60,467
Management fee to affiliate	6,340	6,523
Incentive compensation to affiliate	—	1,811
General and administrative	4,992	4,690
Expenses from real estate owned operations	5,549	2,758
Total operating expenses	50,147	76,249

Income (Loss) Before Income Taxes	(3,388)	(25,085)
Income tax expense	41	169
Net Income (Loss)	(3,429)	(25,254)
Net income (loss) attributable to noncontrolling interests	(321)	(177)
Net Income (Loss) Attributable to KKR Real Estate Finance Trust Inc. and Subsidiaries	(3,108)	(25,077)
Preferred stock dividends	5,326	5,326
Participating securities' share in earnings	305	407
Net Income (Loss) Attributable to Common Stockholders	$(8,739)	$(30,810)

Net Income (Loss) Per Share of Common Stock
Basic and Diluted	$(0.13)	$(0.45)
Weighted Average Number of Shares of Common Stock Outstanding
Basic and Diluted	69,386,568	69,095,011

Dividends Declared per Share of Common Stock	$0.25	$0.43

See Notes to Condensed Consolidated Financial Statements.

KKR Real Estate Finance Trust Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Equity (Unaudited)
(Amounts in thousands, except share data)

	Series A Preferred Stock		Common Stock
	Shares	Par Value	Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Repurchased Stock	Total KKR Real Estate Finance Trust Inc. Stockholders' Equity	Noncontrolling Interests in Equity of Consolidated Joint Venture	Total Equity
Balance at December 31, 2023	13,110,000	$131	69,313,860	$693	$1,815,077	$(314,370)	$(96,764)	$1,404,767	$(585)	$1,404,182
Series A preferred dividends declared, $0.41 per share	—	—	—	—	—	(5,326)	—	(5,326)	—	(5,326)
Common dividends declared, $0.25 per share	—	—	—	—	—	(17,328)	—	(17,328)	—	(17,328)
Participating security dividends declared, $0.25 per share	—	—	—	—	—	(305)	—	(305)	—	(305)
Stock-based compensation, net	—	—	—	—	2,296	—	—	2,296	—	2,296
Net income (loss)	—	—	—	—	—	(3,108)	—	(3,108)	(321)	(3,429)
Balance at March 31, 2024	13,110,000	$131	69,313,860	$693	$1,817,373	$(340,437)	$(96,764)	$1,380,996	$(906)	$1,380,090

	Series A Preferred Stock		Common Stock
	Shares	Par Value	Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Repurchased Stock	Total KKR Real Estate Finance Trust Inc. Stockholders' Equity	Noncontrolling Interests in Equity of Consolidated Joint Venture	Total Equity
Balance at December 31, 2022	13,110,000	$131	69,095,011	$691	$1,808,983	$(141,503)	$(96,764)	$1,571,538	$(102)	$1,571,436
Series A preferred dividends declared, $0.41 per share	—	—	—	—	—	(5,326)	—	(5,326)	—	(5,326)
Common dividends declared, $0.43 per share	—	—	—	—	—	(29,711)	—	(29,711)	—	(29,711)
Participating security dividends declared, $0.43 per share	—	—	—	—	—	(407)	—	(407)	—	(407)
Stock-based compensation, net	—	—	—	—	2,152	—	—	2,152	—	2,152
Net income (loss)	—	—	—	—	—	(25,077)	—	(25,077)	(177)	(25,254)
Contribution by noncontrolling interest	—	—	—	—	—	—	—	—	255	255
Balance at March 31, 2023	13,110,000	$131	69,095,011	$691	$1,811,135	$(202,024)	$(96,764)	$1,513,169	$(24)	$1,513,145

See Notes to Condensed Consolidated Financial Statements.

KKR Real Estate Finance Trust Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)
(Amounts in thousands)

	Three Months Ended March 31,
	2024	2023
Cash Flows From Operating Activities
Net income (loss)	$(3,429)	$(25,254)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Accretion of deferred loan fees and discounts	(4,724)	(5,888)
Payment-in-kind interest	(25)	—
Amortization of deferred debt issuance costs and discounts	5,029	6,796
(Income) loss from equity method investments	(32)	1,130
Provision for credit losses, net	33,266	60,467
Stock-based compensation expense	2,296	2,152
Changes in operating assets and liabilities:
Assets related to real estate owned, held for sale, net of liabilities	3,023	—
Accrued interest receivable, net	401	(1,507)
Other assets	499	658
Accrued interest payable	(960)	3,841
Due to affiliates	(183)	(155)
Other liabilities	(673)	(605)
Net cash provided by (used in) operating activities	34,488	41,635

Cash Flows From Investing Activities
Proceeds from principal repayments of commercial real estate loans	334,680	89,669
Originations and fundings of commercial real estate loans	(95,814)	(201,881)
Capital expenditures on real estate owned	(2,110)	(868)
Net cash provided by (used in) investing activities	236,756	(113,080)

Cash Flows From Financing Activities
Proceeds from borrowings under secured financing agreements	118,754	162,436
Proceeds from noncontrolling interest contributions	—	255
Principal repayments on borrowings under secured financing agreements	(382,144)	(39,592)
Payments of debt and collateralized debt obligation issuance costs	(2,249)	(919)
Payments of common stock dividends	(29,805)	(29,711)
Payments of preferred stock dividends	(5,326)	(5,326)
Net cash provided by (used in) financing activities	(300,770)	87,143

Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	(29,526)	15,698
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	148,313	250,621
Cash, Cash Equivalents and Restricted Cash at End of Period	$118,787	$266,319

	Three Months Ended March 31,
	2024	2023
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$106,517	$254,096
Restricted cash (Note 8)	12,270	12,223
Total cash, cash equivalents and restricted cash shown in the Condensed Consolidated Statements of Cash Flows	$118,787	$266,319

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$108,407	$95,339
Supplemental Schedule of Non-Cash Investing and Financing Activities
Dividend declared, not yet paid	17,328	29,711
Loan funding held in escrow	7,325	—
Loan principal payments held by a servicer	3,500	—
Deferred financing costs, not yet paid	2,060	2,331
Modifications accounted for as repayments and new loans, net of write-offs	—	111,000

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

As of March 31, 2024, KKR beneficially owned 10,000,001 shares, or 14.4% of KREF's outstanding common stock.

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

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)
Real Estate Owned Joint Venture — KREF consolidates a joint venture that holds the majority of KREF’s investment in a real estate owned (“REO”) retail property that was acquired in 2021, in which a third party owns a 10% noncontrolling interest (Note 9). Management determined the joint venture to be a VIE as the joint venture had insufficient equity at risk. KREF owns 90% of the equity interest in the joint venture and participates in the profits and losses. Management concluded that KREF is the primary beneficiary of the joint venture as KREF holds decision-making power over the activities that most significantly impact the economic performance of the joint venture and has the obligation to absorb losses of, or the right to receive benefits from, the joint venture that could be potentially significant to the joint venture.

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

Valuation Process — The Manager reviews the valuation of Level 3 financial instruments as part of KKR's quarterly process. As of March 31, 2024, KKR’s valuation process for Level 3 measurements, as described below, subjected valuations to the review and oversight of various committees. KKR has a global valuation committee assisted by the asset class-specific valuation committees, including a real estate valuation committee that reviews and approves all preliminary Level 3 valuations for real estate assets, including the financial instruments held by KREF. The global valuation committee is responsible for coordinating and implementing KKR’s valuation process to ensure consistency in the application of valuation principles across portfolio investments and between periods. All Level 3 valuations are also subject to approval by the global valuation committee.

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

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)
KREF must maintain sufficient cash and cash equivalents to satisfy liquidity covenants related to its secured financing agreements. However, such amounts are not restricted from use in KREF's current operations, and KREF does not present these cash and cash equivalents as restricted. As of March 31, 2024 and December 31, 2023, KREF was required to maintain unrestricted cash and cash equivalents of at least $56.5 million and $60.2 million, respectively, to satisfy its liquidity covenants (Note 5).

As of March 31, 2024 and December 31, 2023, KREF had $12.3 million and $12.4 million of restricted cash held in lender-controlled bank accounts, respectively. Such amounts are presented within "Other Assets" in the Condensed Consolidated Balance Sheets (Note 8).

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

KREF recognizes and measures the allowance for credit losses under the Current Expected Credit Loss ("CECL") model which amended the previous credit loss model to reflect a reporting entity's current estimate of all expected credit losses, not only based on historical experience and current conditions, but also by including reasonable and supportable forecasts incorporating forward-looking information. The measurement of expected credit losses under CECL is applicable to financial assets measured at amortized cost, and off-balance sheet credit exposures such as unfunded loan commitments. The allowance for credit losses required under ASU 2016-13 is deducted from the respective loans’ amortized cost basis on KREF's Condensed Consolidated Balance Sheets. The allowance for credit losses attributed to unfunded loan commitments is included in “Other liabilities” on the Condensed Consolidated Balance Sheets (Note 8).

KREF has implemented loan loss forecasting models for estimating expected life-time credit losses, at the individual loan level, for its commercial real estate loan portfolio. The CECL forecasting methods used by KREF include (i) a probability of default and loss given default method using an underlying third-party CMBS/CRE loan database with historical loan losses from 1998 through 2024 and (ii) a probability weighted expected cash flow method, depending on the type of loan and the availability of relevant historical market loan loss data. KREF might use other acceptable alternative approaches in the future depending on, among other factors, the type of loan, underlying collateral and availability of relevant historical market loan loss data.

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

Real Estate Owned — To maximize recovery from a defaulted loan, KREF may assume legal title or physical possession of the underlying collateral through foreclosure or the execution of a deed in lieu of foreclosure. Foreclosed properties are initially recognized at fair value in accordance with ASC 805 on KREF's Condensed Consolidated Balance Sheets as "Real Estate Owned" when KREF assumes either legal title or physical possession. KREF’s cost basis in REO equals the estimated fair value on the acquisition date. The value of acquired REO is allocated based on the relative fair values of assets acquired and liabilities assumed, including, but not limited to, land, building, furniture and fixtures, and intangibles.

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

For all REO assets (Note 4), KREF may opportunistically transact as suitable opportunities emerge.

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

Dividends Payable — KREF records dividends payable on its common stock and preferred stock upon declaration of such dividends. In February 2024, KREF's board of directors declared a dividend of $0.25 per share of common stock to stockholders of record as of March 28, 2024, which was accrued in “Dividends payable” on KREF’s Condensed Consolidated Balance Sheets as of March 31, 2024 and was subsequently paid on April 15, 2024. In February 2024, KREF's board of directors declared a dividend of $0.41 per each issued and outstanding share of the Company’s 6.50% Series A Cumulative

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)
Redeemable Preferred Stock, which represents an annual dividend of $1.625 per share. The dividend was paid on March 15, 2024 to KREF’s preferred stockholders of record as of February 29, 2024.

Repurchased Stock — KREF accounts for repurchases of its common stock based on the settlement date and presents repurchased stock in “Repurchased stock” on its Condensed Consolidated Balance Sheets (Note 10). Payments for stock repurchases that are not yet settled as of the reporting date are presented within “Other assets” on the Condensed Consolidated Balance Sheets. As of March 31, 2024, KREF had not retired any repurchased stock.

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

Other Income — KREF recognizes interest income earned on its cash balances and miscellaneous fee income in “Other miscellaneous income” on its Condensed Consolidated Statements of Income.

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

In conjunction with reviewing commercial real estate loans held-for-investment for impairment, KREF evaluates its commercial real estate loans at least once per quarter, assesses the risk factors of each loan, and assigns a risk rating based on a variety of factors, including, without limitation, underlying real estate performance, values of comparable properties, durability and quality of property cash flows, sponsor experience and financial wherewithal, and the existence of a risk-mitigating loan structure. Additional key considerations include debt service coverage ratios, loan structure, real estate and credit market dynamics, and risk of default or principal loss. Based on a five-point scale, KREF's loans are rated "1" through "5," from less risk to greater risk, which ratings are defined as follows: 1 (Very Low Risk); 2 (Low Risk); 3 (Medium Risk); 4 (High Risk/Potential for Loss); and 5 (Impaired/Loss Likely).

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

Tenant Receivables — KREF periodically reviews its REO tenant receivables for collectability, taking into consideration changes in factors such as the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area where the property is located. Tenant receivables, including receivables arising from the straight-lining of rents, are written-off directly when management deems that the collectability of substantially all future lease payments from a specified lease is not probable, at which point, KREF will begin recognizing revenue on a cash basis, based on actual amounts received. (Note 4) Any receivables that are deemed to be uncollectible are recognized as a reduction to “Revenue from real estate owned operations” in the Condensed Consolidated Statements of Income.

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

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)
As of March 31, 2024 and December 31, 2023, KREF did not have any material deferred tax assets or liabilities arising from future tax consequences attributable to differences between the carrying amounts of existing assets and liabilities in accordance with GAAP and their respective tax bases.

KREF recognizes tax benefits for uncertain tax positions only if it is more likely than not that the position is sustainable based on its technical merits. Interest and penalties on uncertain tax positions are included as a component of the provision for income taxes in KREF's Condensed Consolidated Statements of Income. As of March 31, 2024, KREF did not have any material uncertain tax positions.

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

Recent Accounting Pronouncements

In 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires a public entity to disclose significant segment expenses and other segment items on an annual and interim basis and to provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. Public entities with a single reportable segment are required to provide the new disclosures and all the disclosures required under ASC 280. The guidance is effective for KREF in its 2024 annual reporting. The guidance is applied retrospectively to all periods presented in the financial statements, unless it is impracticable. KREF is evaluating the impact of ASU 2023-07.

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)
Note 3. Commercial Real Estate Loans

The following table summarizes KREF's investments in commercial real estate loans as of March 31, 2024 and December 31, 2023:

					Weighted Average(C)
Loan Type	Outstanding Principal	Amortized Cost(A)	Carrying Value(B)	Loan Count	Floating Rate Loan %	Coupon(D)	Life (Years)(E)
March 31, 2024
Loans held-for-investment(F)
Senior loans(G)	$7,092,599	$7,068,558	$6,854,924	65	98.9%	8.7%	2.5
Mezzanine loans	44,667	44,698	14,698	2	100.0	18.3	1.8
Total/Weighted Average	$7,137,266	$7,113,256	$6,869,622	67	98.9%	8.7%	2.5
December 31, 2023
Loans held-for-investment(F)
Senior loans(G)	$7,324,758	$7,298,844	$7,089,930	67	98.9%	8.7%	2.7
Mezzanine loans	44,667	44,704	43,148	2	100.0	14.1	2.1
Total/Weighted Average	$7,369,425	$7,343,548	$7,133,078	69	98.9%	8.7%	2.7

(A)    Amortized cost represents the outstanding principal of loan, net of applicable unamortized discounts, loan origination fees, cost recovery interest and write-offs on uncollectible loan balances.
(B)    Carrying value represents the amortized cost of loan, net of applicable allowance for credit losses.
(C)    Average weighted by outstanding loan principal.
(D)    Weighted average coupon assumes the greater of applicable index rate, or the applicable contractual rate floor. Excludes loans accounted for under the cost recovery method.
(E)    The weighted average life assumes all extension options are exercised by the borrowers.
(F)    Excludes fully written off risk-rated 5 loans.
(G)    Senior loans may include accommodation mezzanine loans in connection with the senior mortgage financing.

Activity — For the three months ended March 31, 2024, the loan portfolio activity was as follows:

	Amortized Cost	Allowance for Credit Losses	Carrying Value
Balance at December 31, 2023	$7,343,548	$(210,470)	$7,133,078
Originations and future fundings, net(A)(B)	103,139	—	103,139
Proceeds from loan repayments and cost recovery interest(C)	(338,180)	—	(338,180)
Accretion of loan discount and other amortization, net	4,724	—	4,724
Payment-in-kind interest	25	—	25
(Provision for) Reversal of credit losses	—	(33,164)	(33,164)
Balance at March 31, 2024	$7,113,256	$(243,634)	$6,869,622

(A)    Net of applicable premiums, discounts and deferred loan origination costs. Includes fundings on previously originated loans.
(B)     Includes $7.3 million of loan funding held in escrow.
(C)    Includes $2.5 million of cost recovery interest collections applied as a reduction to loan amortized cost during the three months ended March 31, 2024.

As of March 31, 2024 and December 31, 2023, there was $16.4 million and $20.8 million, respectively, of unamortized origination discounts and deferred fees included in "Commercial real estate loans, held-for-investment, net" on the Condensed Consolidated Balance Sheets. During the three months ended March 31, 2024, KREF recognized no prepayment fee income or net accelerated fee income, relating to loan repayments. During the three months ended March 31, 2023, KREF recognized prepayment fee income of $0.4 million and net accelerated fee income of $0.3 million.

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

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)
In January 2023, KREF modified a risk-rated 5 senior office loan located in Philadelphia, PA, with an outstanding principal balance of $161.0 million. The terms of the modification included, among others, a $25.0 million principal repayment and a restructure of the $136.0 million senior loan (after the $25.0 million repayment) into (i) a $116.5 million committed senior mortgage loan (with $5.5 million in unfunded commitment) and (ii) a $25.0 million junior mezzanine note. The restructured senior loan earns a coupon rate of S+2.75% and has a new term of up to four years, assuming all extension options are exercised. The $25.0 million junior mezzanine note is subordinate to a new $41.5 million committed senior mezzanine note held by the sponsor (with $16.5 million in unfunded commitment) and was deemed uncollectible and written off in December 2022. The loan modification was accounted for as a new loan for GAAP purposes. The restructured senior loan with an outstanding principal balance of $114.3 million was risk-rated 3 as of March 31, 2024.

In June 2023, KREF modified a risk-rated 5 senior office loan located in Minneapolis, MN, with an outstanding principal balance of $194.4 million. The terms of the modification included, among others, a restructure of the $194.4 million senior loan into (i) a $120.0 million senior mortgage loan (fully funded) and (ii) a $79.4 million mezzanine note (with $5.0 million in unfunded commitment). The restructured senior loan earns a coupon rate of S+2.25% and the mezzanine note earns a fixed 4.5% PIK interest rate. Post modification, the whole loan’s maximum maturity is July 2025, assuming all extension options are exercised. The restructured whole loan with an outstanding principal balance of $194.4 million was risk-rated 5 as of March 31, 2024.

In September 2023, KREF modified a risk-rated 4 senior office loan located in Chicago, IL, with an outstanding principal balance of $118.4 million. The terms of the modification included, among others, a $15.0 million principal repayment, a $15.0 million reduction in unfunded loan commitment, and a restructure of the $103.4 million senior loan (after the $15.0 million repayment) into (i) a $105.0 million committed senior mortgage loan (with $16.6 million in unfunded commitment) and (ii) a $15.0 million subordinated note. The restructured senior loan earns a coupon rate of S+2.25% and has a new term of five years. The $15.0 million subordinated note is subordinate to a new $18.5 million sponsor interest and was deemed uncollectible and written off. The loan modification was accounted for as a new loan for GAAP purposes. The restructured senior loan with an outstanding principal balance of $88.4 million was risk-rated 3 as of March 31, 2024.

Loan Risk Ratings — As further described in Note 2, KREF evaluates its commercial real estate loan portfolio at least once per quarter. In conjunction with its commercial real estate loan portfolio review, KREF assesses the risk factors of each loan and assigns a risk rating based on a variety of factors. Loans are rated “1” (Very Low Risk) through “5” (Impaired/Loss Likely), which ratings are defined in Note 2.

The following tables summarize the carrying value of the loan portfolio based on KREF's internal risk ratings:

March 31, 2024					December 31, 2023
Risk Rating	Number of Loans(A)	Carrying Value	Total Loan Exposure(B)	Total Loan Exposure %	Number of Loans(A)	Carrying Value	Total Loan Exposure(B)	Total Loan Exposure %
1	—	$—	$—	—%	—	$—	$—	—%
2	2	19,845	58,386	1	2	19,392	57,925	1
3	57	6,158,113	6,172,095	84	60	6,493,506	6,511,894	86
4	4	394,585	395,480	5	4	325,286	476,112	6
5	4	540,713	699,916	10	3	505,364	512,105	7
Total loan receivable	67	$7,113,256	$7,325,877	100%	69	$7,343,548	$7,558,036	100%
Allowance for credit losses		(243,634)				(210,470)
Loan receivable, net		$6,869,622				$7,133,078
* Numbers presented may not foot due to rounding.

(A)    Excludes fully written off risk-rated 5 loans.
(B)    In certain instances, KREF finances its loans through the non-recourse sale of a senior interest that is not included in the condensed consolidated financial statements. Total loan exposure includes the entire loan KREF originated and financed, including $188.6 million of such non-consolidated interests as of March 31, 2024 and December 31, 2023.

As of March 31, 2024, the average risk rating of KREF's portfolio was 3.2, weighted by total loan exposure, consistent with that as of December 31, 2023.

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)
Loan Vintage — The following tables present the amortized cost of the loan portfolio by KREF's internal risk rating and year of origination. The risk ratings are updated as of March 31, 2024 and December 31, 2023 in the corresponding table.

March 31, 2024
			Amortized Cost by Year of Origination(A)
Risk Rating	Number of Loans(B)	Outstanding Principal(B)	2023	2022	2021	2020	2019	Prior	Total
Commercial Real Estate Loans
1	—	$—	$—	$—	$—	$—	$—	$—	$—
2	2	19,775	—	—	—	19,845	—	—	19,845
3	57	6,172,095	203,569	1,912,616	3,355,075	217,092	344,179	125,582	6,158,113
4	4	395,480	—	290,010	104,575	—	—	—	394,585
5	4	549,916	—	—	350,595	—	—	190,118	540,713
	67	$7,137,266	$203,569	$2,202,626	$3,810,245	$236,937	$344,179	$315,700	$7,113,256
Current period gross write-offs			$—	$—	$—	$—	$—	$—	$—

December 31, 2023
			Amortized Cost by Year of Origination(A)
Risk Rating	Number of Loans(B)	Outstanding Principal(B)	2023	2022	2021	2020	2019	Prior	Total
Commercial Real Estate Loans
1	—	$—	$—	$—	$—	$—	$—	$—	$—
2	2	19,314	—	—	—	19,392	—	—	19,392
3	60	6,511,894	203,576	1,953,866	3,323,800	217,375	517,491	277,398	6,493,506
4	4	326,112	—	184,539	140,748	—	—	—	325,286
5	3	512,105	—	—	315,240	—	—	190,123	505,364
	69	$7,369,425	$203,576	$2,138,405	$3,779,788	$236,767	$517,491	$467,521	$7,343,548
Current period gross write-offs			$—	$—	$—	$—	$73,706	$—	$73,706

(A)    Represents the date a loan was originated or acquired. Origination dates are subsequently updated to reflect material loan modifications.
(B)    Excludes fully written off risk-rated 5 loans.

Allowance for Credit Losses — The following tables present the changes to the allowance for credit losses for the three months ended March 31, 2024 and 2023, respectively:

	Commercial Real Estate Loans	Unfunded Loan Commitments	Total
Balance at December 31, 2023	$210,470	$2,052	$212,522
Provision for (reversal of) credit losses, net	33,164	102	33,266
Balance at March 31, 2024	$243,634	$2,154	$245,788

	Commercial Real Estate Loans	Unfunded Loan Commitments	Total
Balance at December 31, 2022	$106,974	$4,138	$111,112
Provision for (reversal of) credit losses, net	60,386	81	60,467
Balance at March 31, 2023	$167,360	$4,219	$171,579

As of March 31, 2024, the allowance for credit losses was $245.8 million. The CECL provision of $33.3 million for the three months ended March 31, 2024 was primarily due to additional reserves on risk-rated 5 senior loans predominantly in the office sector, as well as macroeconomic conditions.

KREF had a risk-rated 5 senior office loan located in Mountain View, CA, originated in July 2021. The property is located in a challenged leasing market. As of March 31, 2024, the loan had an outstanding principal balance of $200.9 million, an unfunded commitment of $49.1 million and an amortized cost of $198.9 million. This loan's maximum maturity is August 2026, assuming all extension options are exercised. Since June 2023, the loan has been on nonaccrual status and subsequent interest

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)
collections are accounted for under the cost recovery method. During the three months ended March 31, 2024, no interest income was received on this loan.

KREF had a risk-rated 5 senior office loan located in Minneapolis, MN, originated in November 2017. The property is located in a challenged leasing market. As of March 31, 2024, the loan had an outstanding principal balance of $194.4 million, an unfunded commitment of $5.0 million and an amortized cost of $190.1 million. In June 2023, KREF restructured the $194.4 million senior loan into (i) a $120.0 million senior mortgage loan (fully funded) and (ii) a $79.4 million mezzanine note (with $5.0 million in unfunded commitment). The restructured senior loan earns a coupon rate of S+2.25% and the mezzanine note earns a fixed 4.5% PIK interest rate. Post modification, the whole loan’s maximum maturity is July 2025, assuming all extension options are exercised. Since June 2023, the senior loan has been on nonaccrual status. During the three months ended March 31, 2024 , KREF recognized $2.3 million of interest income on this loan.

KREF had a risk-rated 5 senior life science loan located in Seattle, WA, originated in October 2021. The property is located in a challenged leasing market. As of March 31, 2024, the loan had an outstanding principal balance of $117.1 million, an unfunded commitment of $23.2 million and an amortized cost of $114.2 million. The loan's maximum maturity is October 2026, assuming all extension options are exercised. Since December 2023, this loan has been on nonaccrual status and subsequent interest collections are accounted for under the cost recovery method. During the three months ended March 31, 2024, $2.5 million of contractual interest payments were received and applied as a reduction to this loan's amortized cost.

KREF had a risk-rated 5 mezzanine office loan located in Boston, MA, originated in February 2021.The property is located in a market with weakened office leasing activity. As of March 31, 2024, the loan had an outstanding principal balance and amortized cost of $37.5 million. The loan's maximum maturity is February 2026, assuming all extension options are exercised. In March 2024, this loan was placed on nonaccrual status and subsequent interest collections are accounted for under the cost recovery method. During the three months ended March 31, 2024, KREF recognized $0.1 million of interest income on this loan.

The 5-rated loans were determined to be collateral dependent as of March 31, 2024. KREF estimated expected losses based on each loan’s collateral fair value, which was determined by applying a capitalization rate between 7.0% and 9.0% and a discount rate between 9.0% and 12.0%, respectively.

As of March 31, 2023, the allowance for credit losses was $171.6 million. The CECL provision of $60.5 million for the three months ended March 31, 2023 was primarily due to increased uncertainty in the macroeconomic outlook, as well as volatility and reduced liquidity in the office sector.

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)
Concentration of Credit Risk — The following tables present the geographies and property types of collateral underlying KREF's commercial real estate loans as a percentage of the loans' principal amounts:

	March 31, 2024	December 31, 2023		March 31, 2024	December 31, 2023
Geography			Collateral Property Type
California	18.9%	17.7%	Multifamily	43.4%	41.9%
Texas	15.8	15.3	Office	20.7	22.2
Massachusetts	11.0	10.4	Industrial	15.1	14.5
Florida	9.0	8.7	Life Science	11.0	10.2
Virginia	8.0	7.7	Hospitality	5.1	5.0
Washington	4.4	4.2	Self-Storage	2.1	1.7
North Carolina	4.3	4.1	Student Housing	1.6	1.5
Washington D.C.	4.3	6.3	Single Family Rental	0.9	0.9
New York	4.2	6.1	Condo (Residential)	—	2.0
Pennsylvania	3.6	3.5	Retail	0.1	0.1
Arizona	3.4	3.3	Total	100.0%	100.0%
Georgia	2.9	2.7
Minnesota	2.7	2.6
Nevada	2.1	2.1
Illinois	1.4	1.4
Colorado	1.2	1.1
Other U.S.	2.8	2.8
Total	100.0%	100.0%

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)
Note 4. Real Estate Owned

As of March 31, 2024, REO assets and liabilities consisted of a retail property in Portland, OR and an office portfolio in Philadelphia, PA.

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

Philadelphia Office — In 2019, KREF originated a $182.6 million senior loan secured by an office portfolio in Philadelphia, PA. As of September 30, 2023, the loan had a risk rating of 5 with an amortized cost of $151.1 million. On December 22, 2023, KREF received a $6.0 million partial repayment and then took title to the office property through a deed-in-lieu of foreclosure. The transaction was accounted for as an asset acquisition under ASC 805. Accordingly, KREF recorded the portfolio with its net assets on the Condensed Consolidated Balance Sheet with an estimated fair value of $86.4 million, which included $1.3 million of cash received and $76.5 million, $24.6 million and $15.9 million allocated to REO held for sale, lease intangible and other assets, and leasing and other liabilities, respectively. As a result, KREF recognized a $58.7 million loan write-off for the difference between the carrying value of the foreclosed loan and the fair value of the REO’s net assets. As of March 31, 2024, the REO's assets and liabilities met the criteria to be classified as held for sale under ASC 360. As such, depreciation and amortization on the REO and related lease intangibles were suspended.

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

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)
The following table presents the REO assets and liabilities included on KREF's Condensed Consolidated Balance Sheets:

	March 31, 2024	December 31, 2023
Real estate owned, held for investment
Assets
Real estate owned - land	$78,569	$78,569
Real estate owned - land improvements	4,100	3,522
Real estate owned, net	82,669	82,091
Cash	253	2,152
In-place lease intangibles(A)	184	201
Tenant receivables(A)	337	692
Other assets(A)	1,141	1,256
Total	$84,584	$86,392
Liabilities
Unfavorable lease intangibles(B)	$1,004	$1,095
Other liabilities(B)	3,948	4,268
Total	$4,952	$5,363

Real estate owned, held for sale
Assets
Real estate owned, held for sale	$77,994	$76,461
In-place lease intangibles	15,928	15,928
Favorable lease intangibles	3,885	3,885
Tenant receivables	931	—
Other assets	1,239	4,743
Total	$99,977	$101,017
Liabilities
Unfavorable lease intangibles	$1,087	$1,087
Other liabilities	15,247	14,796
Total	$16,334	$15,883

(A)     Included in “Other assets” on the Condensed Consolidated Balance Sheets.
(B)    Included in “Other liabilities” on the Condensed Consolidated Balance Sheets.

The following table presents the REO operations and related income (loss) included in KREF’s Condensed Consolidated Statements of Income:

	Three Months Ended
	March 31, 2024	March 31, 2023
Rental income	$4,370	$1,670
Other operating income	608	576
Revenue from REO operations	4,978	2,246
Expenses from REO operations	(5,549)	(2,758)
Other income	13	288
Total	$(558)	$(224)

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)
The following table presents the amortization of lease intangibles included in KREF’s Condensed Consolidated Statements of Income:

		Three Months Ended
	Income Statement Location	March 31, 2024	March 31, 2023
Asset
In-place lease intangibles	Expenses from real estate owned operations	$17	$17
Liability
Unfavorable lease intangibles	Revenue from real estate owned operations	91	91

The following table presents the amortization of lease intangibles related to REO, held for investment for each of the succeeding fiscal years:

Year	In-place Lease Intangible Assets	Unfavorable Lease Intangible Liabilities
2024	50	274
2025	67	365
2026	67	365

Future Minimum Lease Payments — The following table presents the future minimum lease payments to be collected under non-cancelable operating leases, excluding tenant reimbursements of expenses:

Year	Contractual Lease Payments
2024	$11,105
2025	10,950
2026	8,968
2027	7,558
2028	5,913
Thereafter	19,991

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)
Note 5. Debt Obligations

The following table summarizes KREF's secured master repurchase agreements and other financing arrangements in place as of March 31, 2024 and December 31, 2023:

	March 31, 2024								December 31, 2023
	Facility						Collateral		Facility
	Current Maturity	Final Stated Maturity(A)	Maximum Facility Size	Outstanding Principal	Carrying Value(B)	Weighted Average Funding Cost(C)	Outstanding Principal	Carrying Value	Carrying Value(B)
Master Repurchase Agreements(D)
Wells Fargo	Sep 2024	Sep 2026	$1,000,000	$617,344	$616,332	7.1%	$958,308	$869,439	$645,091
Morgan Stanley	Mar 2026	Mar 2026	600,000	387,389	385,988	7.6	550,526	513,706	483,055
Goldman Sachs	Dec 2025	Dec 2027	400,000	330,379	329,663	8.2	508,424	505,900	346,464
Term Loan Facility
KREF Lending VII(E)	Match-term	Match-term	1,000,000	572,323	572,031	7.3	749,125	735,321	560,945
Term Lending Agreements
KREF Lending IX	Match-term	Match-term	1,000,000	692,605	690,743	7.7	876,111	864,557	693,458
KREF Lending V	Jun 2024	Jun 2026	177,494	177,494	177,380	7.6	309,939	290,686	327,163
KREF Lending XII	Match-term	Match-term	350,000	166,771	166,550	7.1	225,696	224,006	166,308
BMO Facility	Match-term	Match-term	300,000	138,615	137,897	7.4	179,601	178,697	137,752
Warehouse Facility
HSBC Facility	Mar 2026	Mar 2026	500,000	—	(19)	—	—	—	(11)
Asset Specific Financing
KREF Lending XIII	Aug 2026	Aug 2027	265,625	175,614	173,592	8.7	206,605	204,554	163,836
KREF Lending XIV	Oct 2026	Oct 2027	125,000	13,017	11,910	8.4	16,357	15,394	(1,216)
KREF Lending XI	Sep 2024	Sep 2026	100,000	100,000	99,729	8.7	125,000	123,987	99,574
Revolving Credit Agreement
Revolver(F\)	Mar 2027	Mar 2027	610,000	160,000	160,000	7.5	n.a.	n.a.	160,000
Total / Weighted Average			$6,428,119	$3,531,551	$3,521,796	7.6%			$3,782,419

(A)    Final Stated Maturity is determined based on the maximum maturity of the underlying financing agreements or corresponding loans, assuming all extension options in KREF's discretion are exercised. The weighted average life of the match-term facilities was 1.1 and 2.8 years, based on the current and final stated maturities, respectively, of the average weighted outstanding principal of collateral loans as of March 31, 2024.
(B)    Net of $9.8 million and $11.6 million unamortized deferred financing costs as of March 31, 2024 and December 31, 2023, respectively.
(C)    Including deferred financing costs and applicable index in effect as of March 31, 2024. Average weighted by the outstanding principal of the facility.
(D)    Borrowings under these repurchase agreements are collateralized by senior loans, held-for-investment, and bear interest equal to the sum of (i) Term SOFR, and (ii) a financing spread. As of March 31, 2024 and December 31, 2023, the percentage of the outstanding principal of the collateral sold and not borrowed under these repurchase agreements, or average "haircut" weighted by outstanding principal of collateral, was 33.8% and 33.8%, respectively (or 31.2% and 32.2%, respectively, if KREF had borrowed the maximum amount approved by its repurchase agreement counterparties as of such dates).
(E)    The term loan facility provides asset-based financing on a non-mark-to-market basis with match-term up to five years, with additional two-year extension available to KREF.
(F)    As of March 31, 2024, the revolver carrying value excluded $3.6 million unamortized debt issuance costs presented within "Other assets" on KREF's Condensed Consolidated Balance Sheets.

As of March 31, 2024 and December 31, 2023, KREF had outstanding repurchase agreements and term lending agreements where the amount at risk with any individual counterparty, or group of related counterparties, exceeded 10.0% of KREF’s stockholders' equity. The amount at risk under these agreements is the net counterparty exposure, defined as the excess of the carrying amount (or market value, if higher than the carrying amount, for repurchase agreements) of the assets sold under agreement to repurchase, including accrued interest plus any cash or other assets on deposit to secure the repurchase obligation, over the amount of the repurchase liability, adjusted for accrued interest.

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)
The following table summarizes certain characteristics of KREF's repurchase agreements where the amount at risk with any individual counterparty, or group of related counterparties, exceeded 10.0% of KREF’s stockholders' equity as of March 31, 2024 and December 31, 2023:

	Outstanding Principal	Net Counterparty Exposure	Percent of Stockholders' Equity	Weighted Average Life (Years)(A)
March 31, 2024
Wells Fargo	$617,344	$254,636	18.4%	2.5
KREF Lending IX	692,605	178,338	12.9	2.9
Goldman Sachs	330,379	177,149	12.8	2.6
Total / Weighted Average	$1,640,328	$610,123	44.1%	2.7
December 31, 2023
Wells Fargo	$646,559	$248,891	17.7%	2.7
Morgan Stanley	483,339	203,080	14.5	1.6
KREF Lending IX	696,605	172,462	12.3	3.1
Goldman Sachs	347,329	170,236	12.1	2.9
Total / Weighted Average	$2,173,832	$794,669	56.6%	2.6

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

Activity — For the three months ended March 31, 2024, the activity related to the carrying value of KREF’s secured financing agreements were as follows:

Secured Financing Agreements, Net
Balance as of December 31, 2023	$3,782,419
Principal borrowings	118,754
Principal repayments/sales	(381,269)
Deferred debt issuance costs	(1,718)
Amortization of deferred debt issuance costs	3,610
Balance as of March 31, 2024	$3,521,796

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)
Maturities — KREF’s secured financing agreements, term loan facility and other consolidated debt obligations in place as of March 31, 2024 had contractual maturities as follows:

Year	Nonrecourse(A)	Recourse(A)(B)	Total
2024	$127,498	$22,296	$149,794
2025	144,258	31,336	175,594
2026	1,367,285	370,307	1,737,592
2027	983,542	363,710	1,347,252
Thereafter	121,319	—	121,319
	$2,743,902	$787,649	$3,531,551

(A)    Represents the earlier of (i) the maximum maturity of the underlying loans pledged as collateral or (ii) the maximum maturity of the respective financing agreements.
(B)    Except for the Revolver, which is full recourse, amounts borrowed are subject to a maximum 25.0% recourse limit. The Revolver matures in March 2027.

Covenants — KREF is required to comply with customary loan covenants and event of default provisions related to its secured financing agreements and Revolver, including, but not limited to, negative covenants relating to restrictions on operations with respect to KREF’s status as a REIT, and financial covenants. Such financial covenants include a trailing four quarter interest income to interest expense ratio covenant (1.4 to 1.0); a consolidated tangible net worth covenant (75.0% of the aggregate cash proceeds of any equity issuances made and any capital contributions received by KREF and certain subsidiaries, or up to approximately $1,307.7 million depending upon the facility); a cash liquidity covenant (the greater of $10.0 million or 5.0% of KREF's recourse indebtedness); and a total indebtedness covenant (83.3% of KREF's Total Assets, as defined in the applicable financing agreements). As of March 31, 2024 and December 31, 2023, KREF was in compliance with its financial debt covenants.

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)
Note 6. Collateralized Loan Obligations

In August 2021, KREF financed a pool of loan participations from its existing loan portfolio through a managed CLO ("KREF 2021-FL2"). KREF 2021-FL2 provides KREF with match-term financing on a non-mark-to-market and non-recourse basis. KREF 2021-FL2 had a two-year reinvestment feature that allowed principal proceeds of the collateral assets to be reinvested in qualifying replacement assets, subject to the satisfaction of certain conditions set forth in the indenture.

In February 2022, KREF financed a pool of loan participations from its existing multifamily loan portfolio through a managed CLO ("KREF 2022-FL3"). KREF 2022-FL3 provides KREF with match-term financing on a non-mark-to-market and non-recourse basis and had a two-year reinvestment feature.

The CLO issuance costs are netted against the outstanding principal balance of the CLO notes in "Collateralized loan obligations, net" in the Condensed Consolidated Balance Sheets.

The following tables outline CLO collateral assets and respective borrowing as of March 31, 2024 and December 31, 2023:

	March 31, 2024							December 31, 2023
	Facility					Collateral(A)		Facility
	Wtd. Avg. Term(B)	Maximum Facility Size	Outstanding Principal	Carrying Value	Wtd. Avg. Funding Cost(C)	Outstanding Principal	Carrying Value	Carrying Value
KREF 2021-FL2	February 2039	$1,095,250	$1,095,250	$1,095,189	6.8%	$1,300,000	$1,285,619	$1,095,128
KREF 2022-FL3	February 2039	847,500	847,500	847,380	7.1	1,000,000	991,272	847,043
Total		$1,942,750	$1,942,750	$1,942,569	6.9%	$2,300,000	$2,276,891	$1,942,171

(A)    Collateral loan assets represent 32.0% of the principal of KREF's commercial real estate loans as of March 31, 2024. As of March 31, 2024, 100% of loans financed through the CLOs are floating-rate loans.
(B)    The term of the CLO notes represents the rated final distribution date. Repayments of CLO notes are dependent on timing of underlying collateral loan asset repayments post reinvestment period.
(C)    Including deferred financing costs and applicable index in effect as of March 31, 2024. Average weighted by the outstanding principal of the facility.

The following table presents the CLO assets and liabilities included in KREF’s Condensed Consolidated Balance Sheets:

Assets	March 31, 2024	December 31, 2023
Cash	$—	$5,000
Commercial real estate loans, held-for-investment	2,298,580	2,295,000
Less: Allowance for credit losses	(23,109)	(21,216)
Commercial real estate loans, held-for-investment, net	2,275,471	2,273,784
Accrued interest receivable	13,498	12,653
Other assets	1,575	155
Total	$2,290,544	$2,291,592
Liabilities
Collateralized loan obligations	$1,942,750	$1,942,750
Deferred financing costs	(181)	(579)
Collateralized loan obligations, net	1,942,569	1,942,171
Accrued interest payable	5,638	5,666
Total	$1,948,207	$1,947,837

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)
The following table presents the components of net interest income of CLOs included in KREF’s Condensed Consolidated Statements of Income:

	Three Months Ended March 31,
	2024	2023
Interest income	$48,860	$41,746
Interest expense(A)	34,365	31,223
Net interest income	$14,495	$10,523
(A)    Includes $0.6 million and $2.1 million of deferred financing costs amortization for the three months ended March 31, 2024 and 2023, respectively.

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)
Note 7. Secured Term Loan, Net

In September 2020, KREF entered into a $300.0 million secured term loan at a price of 97.5%, which initially bore interest at a per annum rate equal to LIBOR plus a 4.75% margin, subject to a 1.0% LIBOR floor, payable quarterly beginning in December 2020. The secured term loan is partially amortizing, with an amount equal to 1.0% per annum of the principal balance due in quarterly installments starting March 31, 2021. The secured term loan matures on September 1, 2027 and contains restrictions relating to liens, asset sales, indebtedness, investments and transactions with affiliates. The secured term loan is secured by KREF level guarantees and does not include asset-based collateral. Upon the execution of the secured term loan, KREF recorded a $7.5 million issuance discount and $5.1 million in issuance costs.

In November 2021, KREF completed the repricing of a $297.8 million then-existing secured term loan and a $52.2 million add-on, for an aggregate principal amount of $350.0 million due September 2027, which was issued at par. The upsize of the secured term loan was accounted for as partial debt extinguishment under GAAP, accordingly, KREF recognized an accelerated deferred loan financing cost of $0.7 million during the fourth quarter of 2021. The new secured term loan bore interest at LIBOR plus 3.5%, subject to a 0.5% LIBOR floor. KREF recorded $2.0 million in issuance costs.

In June 2023, KREF transitioned the secured term loan from LIBOR to Term SOFR. Inclusive of the amortization of the discount and issuance costs, KREF’s total cost of the secured term loan is Adjusted Term SOFR, as defined in the secured term loan agreements, plus a 4.1% margin per annum, subject to the applicable SOFR floor, as of March 31, 2024.

The following table summarizes KREF’s secured term loan as of March 31, 2024 and December 31, 2023, respectively:

	March 31, 2024	December 31, 2023
Principal	$342,125	$343,000
Deferred financing costs	(3,737)	(4,010)
Unamortized discount	(3,411)	(3,659)
Carrying value	$334,977	$335,331

Covenants — KREF is required to comply with customary loan covenants and event of default provisions related to its secured term loan that include, but are not limited to, negative covenants relating to restrictions on operations with respect to KREF’s status as a REIT, and financial covenants. Such financial covenants include a minimum consolidated tangible net worth of $650.0 million and a maximum Total Debt to Total Assets ratio, as defined in the secured term loan agreements, of 83.3% (the “Leverage Covenant”). KREF was in compliance with such covenants as of March 31, 2024 and December 31, 2023.

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)
Note 8. Other Assets and Liabilities

The following tables present the components of KREF's other assets and other liabilities as of March 31, 2024 and December 31, 2023, respectively:

	March 31, 2024	December 31, 2023
Other assets
Restricted cash	$12,270	$12,415
Deferred financing cost, Revolver	3,636	3,747
Loan principal payments held by servicer	3,500	—
Other	2,794	3,293
Total	$22,200	$19,455
Other liabilities
Real estate owned liabilities, held for investment (Note 4)	$4,952	$5,363
Allowance for credit losses on unfunded commitments	2,153	2,052
Loan funding held in escrow	7,325	—
Other	1,837	1,935
Total	$16,267	$9,350

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

As of March 31, 2024, the REO JV held REO assets with a net carrying value of $72.8 million. KREF has priority of distributions up to $79.8 million before the JV Partner can participate in the economics of the REO JV.

Equity Method Investments — As of March 31, 2024, KREF held a 3.5% interest in RECOP I, an unconsolidated VIE of which KREF is not the primary beneficiary, at its fair value of $35.1 million. The aggregator vehicle in which KREF invests is controlled and advised by affiliates of the Manager. RECOP I primarily acquired junior tranches of CMBS newly issued by third parties. KREF will not pay any fees to RECOP I, but KREF bears its pro rata share of RECOP I's expenses. KREF reported its share of the net asset value of RECOP I in its Condensed Consolidated Balance Sheets, presented as “Equity method investments” and its share of net income, presented as “Income (loss) from equity method investments” in the Condensed Consolidated Statements of Income.

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

Common Stock — As further described below, since December 31, 2021, KREF issued the following shares of common stock:

Pricing Date	Shares Issued(A)	Net Proceeds
As of December 31, 2021	64,759,200	$1,282,734
February 2022(B)	68,817	1,426
March 2022	6,494,155	133,845
June 2022	2,750,000	53,653
August 2022(B)	271,641	5,300
As of December 31, 2023 and March 31, 2024	74,343,813	$1,476,958

(A)    Excludes 955,743 net shares of common stock issued to-date in connection with vested restricted stock units.
(B)    Represents shares issued under the ATM.

In March and June of 2022, KREF issued 6,494,155 and 2,750,000 shares of common stock, respectively, in separate underwritten offerings each of which included the partial exercise of the underwriters’ option to purchase additional shares of common stock, and received net proceeds after underwriting discounts and commissions of $133.8 million and $53.7 million, respectively.

During the three months ended March 31, 2024 and 2023, no shares of common stock were issued related to the vesting of restricted stock units. Upon any payment of shares as a result of restricted stock unit vesting, the related tax withholding obligation will generally be satisfied by KREF, reducing the number of shares to be delivered by a number of shares necessary to satisfy the related applicable tax withholding obligation. Refer to Note 11 for further detail.

Of the 75,299,556 common shares KREF issued, there were 69,313,860 common shares outstanding as of March 31, 2024, which included 955,743 net shares of common stock issued in connection with vested restricted stock units and was net of 5,985,696 common shares repurchased.

KKR and affiliates beneficially owned 10,000,001 shares, or 14.4% of KREF's outstanding common stock as of March 31, 2024 and December 31, 2023.

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

During the three months ended March 31, 2024, KREF did not repurchase any of its common stock under the repurchase program. As of March 31, 2024, KREF had $100.0 million of remaining capacity to repurchase shares under the program.

At the Market Stock Offering Program — In February 2019, KREF entered into an equity distribution agreement with certain sales agents, pursuant to which KREF may sell, from time to time, up to an aggregate sales price of $100.0 million of its common stock pursuant to a continuous offering program (the “ATM”). Sales of KREF’s common stock made pursuant to the ATM may be made in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)
415 under the Securities Act of 1933, as amended. The timing and amount of actual sales will depend on a variety of factors including market conditions, the trading price of KREF’s common stock, KREF’s capital needs, and KREF’s determination of the appropriate sources of funding to meet such needs.

During the three months ended March 31, 2024, KREF did not issue or sell any shares of common stock under the ATM. As of March 31, 2024, $93.2 million remained available for issuance under the ATM.
6.50% Series A Cumulative Redeemable Preferred Stock — The perpetual Series A Preferred Stock is redeemable, at KREF's option, at a liquidation price of $25.00 per share plus accrued and unpaid dividends commencing in April 2026. Dividends on the Series A Preferred Stock are payable quarterly at a rate of 6.50% per annum of the $25.00 liquidation preference, which is equivalent to $1.625 per annum per share. With respect to dividend rights and liquidation, the Series A Preferred Stock ranks senior to KREF's common stock.

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

Dividends — During the three months ended March 31, 2024 and 2023, KREF's board of directors declared the following dividends on shares of its common stock:

			Amount
Declaration Date	Record Date	Payment Date	Per Share	Total
2024
February 1, 2024	March 28, 2024	April 15, 2024	$0.25	$17,328
				$17,328
2023
March 17, 2023	March 31, 2023	April 14, 2023	$0.43	$29,711
				$29,711

During the three months ended March 31, 2024 and 2023, KREF's board of directors declared the following dividends on shares of its Series A Preferred Stock:

			Amount
Declaration Date	Record Date	Payment Date	Per Share	Total
2024
February 1, 2024	February 29, 2024	March 15, 2024	$0.41	$5,326
				$5,326
2023
February 3, 2023	February 28, 2023	March 15, 2023	$0.41	$5,326
				$5,326

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)
Note 11. Stock-based Compensation

KREF is externally managed by the Manager and does not currently have any employees. However, as of March 31, 2024, certain individuals employed by the Manager and affiliates of the Manager and certain members of KREF's board of directors were compensated, in part, through the issuance of stock-based awards.

As of March 31, 2024, KREF had 1,145,977 restricted stock unit (“RSU”) awards outstanding under the KKR Real Estate Finance Trust Inc. 2016 Omnibus Incentive Plan that was adopted on February 12, 2016 and amended and restated on November 17, 2016 (the "Incentive Plan") to certain members of KREF’s board of directors and employees of the Manager or its affiliates, none of whom are KREF employees. RSUs awarded to employees of the Manager or its affiliates, generally vest over three consecutive one-year periods and awards to certain members of KREF's board of directors generally vest over a one-year period, pursuant to the terms of the respective award agreements and the terms of the Incentive Plan.

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

The following table summarizes the activity in KREF’s outstanding RSUs and the weighted-average grant date fair value per RSU:

	Restricted Stock Units	Weighted Average Grant Date Fair Value Per RSU(A)
Unvested as of December 31, 2023	1,147,927	$14.49
Granted	—	—
Vested	—	—
Forfeited / cancelled	(1,950)	14.46
Unvested as of March 31, 2024	1,145,977	$14.49

(A)    The grant-date fair value is based upon the closing price of KREF’s common stock at the date of grant.

KREF expects the unvested RSUs outstanding to vest during the following years:

Year	Restricted Stock Units
2024	557,452
2025	380,608
2026	207,917
Total	1,145,977

KREF recognizes the compensation cost of RSUs awarded to employees of the Manager, or one or more of its affiliates, on a straight-line basis over the awards’ term at their grant date fair value, consistent with the RSUs awarded to certain members of KREF's board of directors.

During the three months ended March 31, 2024 and 2023, KREF recognized $2.3 million and $2.2 million respectively, of stock-based compensation expense included in “General and administrative” expense in the Condensed Consolidated Statements of Income. As of March 31, 2024, there was $12.5 million of total unrecognized stock-based compensation expense related to unvested share-based compensation arrangements. This cost is expected to be recognized over a weighted average period of 1.1 years.

During the three months ended March 31, 2024 and 2023, KREF declared $0.3 million and $0.4 million, respectively, of nonforfeitable dividends on unvested RSUs. Such nonforfeitable dividends were deducted from “Retained earnings (Accumulated deficit)” in the Condensed Consolidated Statement of Changes in Equity.

Directors and Officers Deferral Plan — In March 2022, KREF's board of directors adopted the KKR Real Estate Finance Trust Inc. Directors and Officers Deferral Plan (the “Deferral Plan”). Pursuant to the Deferral Plan, participants may elect to defer receipt of all or a portion of any shares of KREF’s common stock issuable upon vesting of any RSU granted to such

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)
participant in 25% increments. Deferred stock units (“DSU”) credited to a participant are non-voting but shall be entitled to dividend equivalent payments upon payment of dividends on shares of KREF’s common stock in the same form and amount equal to the amount of such dividends and are not subject to deferral under the Deferral Plan. During the three months ended March 31, 2024, no vested RSUs were deferred under the Deferral Plan. As of March 31, 2024, there were 72,708 DSUs outstanding.

Upon any payment of shares as a result of restricted stock unit vesting, the related tax withholding obligation will generally be satisfied by KREF, reducing the number of shares to be delivered by a number of shares necessary to satisfy the related applicable tax withholding obligation. The amount results in a cash payment related to this tax liability and a corresponding reduction to additional paid-in capital in the Condensed Consolidated Statement of Changes in Equity. No shares were delivered for vested RSUs during the three months ended March 31, 2024.

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

For the three months ended March 31, 2024 and 2023, 39,369 and 20,426 weighted average unvested RSUs, respectively, were excluded from the calculation of diluted EPS because the effect was anti-dilutive.

Since May 15, 2023, there were no convertible instruments outstanding. For the three months ended March 31, 2023, 6,316,174 potentially issuable shares related to the Convertible Notes were excluded from the calculation of diluted EPS because the effect was anti-dilutive.

The following table illustrates the computation of basic and diluted EPS for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
Earnings
Net Income (Loss)	$(3,108)	$(25,077)
Less: Preferred stock dividends	5,326	5,326
Less: Participating securities' share in earnings	305	407
Net income (loss) attributable to common stockholders, basic and diluted	$(8,739)	$(30,810)

Shares
Weighted average common shares outstanding	69,313,860	69,095,011
Add: Deferred stock units	72,708	—
Add: Dilutive restricted stock units	—	—
Diluted weighted average common shares outstanding	69,386,568	69,095,011

Net income (loss) attributable to common stockholders, per:
Basic common share	$(0.13)	$(0.45)
Diluted common share	$(0.13)	$(0.45)

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)
Note 13. Commitments and Contingencies

As of March 31, 2024, KREF was subject to the following commitments and contingencies:

Litigation — From time to time, KREF may be involved in various claims and legal actions arising in the ordinary course of business. KREF establishes an accrued liability for legal proceedings only when those matters present loss contingencies that are both probable and reasonably estimable.

As of March 31, 2024, KREF was not involved in any material legal proceedings regarding claims or legal actions against KREF.

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

Capital Commitments — As of March 31, 2024, KREF had future funding commitments of $725.0 million related to its investments in commercial real estate loans. These future funding commitments primarily relate to construction projects, capital improvements, tenant improvements and leasing commissions. Generally, funding commitments are subject to certain conditions that must be met, such as customary construction draw certifications, minimum credit metrics or executions of new leases before advances are made to the borrower.

In January 2017, KREF committed $40.0 million to invest in an aggregator vehicle alongside RECOP I. The two-year investment period for RECOP I ended in April 2019. As of March 31, 2024, KREF had a remaining commitment of $4.3 million to RECOP I.

Macroeconomic Environment — The Federal Reserve has raised interest rates eleven times since January 2022. Higher interest rates imposed by the Federal Reserve to address inflation may adversely impact real estate asset values and increase our interest expense, which expense may not be fully offset by any resulting increase in interest income, and may lead to decreased prepayments from KREF's borrowers and an increase in the number of KREF's borrowers who exercise extension options. The Federal Reserve has indicated that it may decrease interest rates in 2024. In a period of declining interest rates, our interest income on floating-rate investments would generally decrease, while any decrease in the interest we are charged on our floating-rate debt may be subject to floors and may not compensate for such decrease in interest income.

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

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)

No awards may be granted under the Incentive Plan on and after February 12, 2026. The Incentive Plan will continue to apply to awards granted prior to such date. During the three months ended March 31, 2024 and 2023, no awards were granted to KREF's directors and employees of the Manager or its affiliates. As of March 31, 2024, 1,853,959 shares of common stock remained available for awards under the Incentive Plan.

Due to Affiliates — The following table contains the amounts presented in KREF's Condensed Consolidated Balance Sheets that it owes to affiliates:

	March 31, 2024	December 31, 2023
Management fees	$6,340	$6,523
KCM fees	1,747	1,747
	$8,087	$8,270

Affiliates Expenses — The following table contains the amounts included in KREF's Condensed Consolidated Statements of Income that arose from transactions with the Manager:

	Three Months Ended March 31,
	2024	2023
Management fees	$6,340	$6,523
Incentive compensation	—	1,811
Expense reimbursements and other	1,210	1,153
	$7,550	$9,487

In connection with the ATM, KCM, in its capacity as one of the sales agents, will receive commissions for the shares of KREF’s common stock it sells. This amount is not to exceed, but may be less than, 2.0% of the gross sales price per share. KREF did not sell shares under the ATM and did not incur or pay any commissions to KCM during the three months ended March 31, 2024 and 2023.

In connection with the BMO Facility, and in consideration for its services as the structuring agent, KREF is obligated to pay KCM a structuring fee equal to 0.35% of the respective committed loan advances under the agreement. Such fees are capitalized as deferred financing cost and amortized to interest expense over the draw period of the facility. No KCM structuring fees in connection with the facility were paid during the three months ended March 31, 2024 and 2023.

In connection with the KREF Lending IX Facility entered into in July 2021, and in consideration for structuring and sourcing this arrangement, KREF is obligated to pay KCM a structuring fee equal to 0.75% of the respective committed loan advances under the agreement. Such fees are capitalized as deferred financing cost and amortized to interest expense over the draw period of the facility. During the three months ended March 31, 2024 and 2023, KREF paid KCM zero and $0.1 million in structuring fees in connection with the facility, respectively.

In connection with the KREF Lending XII Facility entered into in 2022, and in consideration for structuring and sourcing this arrangement, KREF is obligated to pay KCM a structuring fee equal to 0.35% of the respective loan advances under the agreement. Such fees are capitalized as deferred financing cost and amortized to interest expense over the draw period of the facility. No KCM structuring fees in connection with the facility were paid during the three months ended March 31, 2024 and 2023.

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)
Note 15. Fair Value of Financial Instruments

The carrying values and fair values of KREF’s financial assets and liabilities recorded at fair value on a recurring basis, as well as other financial instruments not carried at fair value, as of March 31, 2024, were as follows:

				Fair Value
	Principal Balance	Amortized Cost(A)	Carrying Value(B)	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$106,517	$106,517	$106,517	$106,517	$—	$—	$106,517
Commercial real estate loans, held-for-investment, net(C)	7,137,266	7,113,256	6,869,622	—	—	6,851,540	6,851,540
Equity method investments	35,108	35,108	35,108	—	—	35,108	35,108
	$7,278,891	$7,254,881	$7,011,247	$106,517	$—	$6,886,648	$6,993,165
Liabilities
Secured financing agreements, net	$3,531,551	$3,521,796	$3,521,796	$—	$—	$3,521,796	$3,521,796
Collateralized loan obligations, net	1,942,750	1,942,569	1,942,569	—	—	1,915,915	1,915,915
Secured term loan, net	342,125	334,977	334,977	—	329,723	—	329,723
	$5,816,426	$5,799,342	$5,799,342	$—	$329,723	$5,437,711	$5,767,434

(A)    The amortized cost of commercial real estate loans is net of $16.4 million of unamortized origination discounts, cost recovery interest and deferred fees. The amortized cost of secured financing agreements is net of $9.8 million unamortized debt issuance costs. The amortized cost of collateralized loan obligations is net of $0.2 million unamortized debt issuance costs.
(B)    The carrying value of commercial mortgage loans is net of $243.6 million allowance for credit losses.
(C)    Excludes fully written off risk-rated 5 loans. Includes $2,298.6 million of CLO loan participations.

The carrying values and fair values of KREF’s financial assets recorded at fair value on a recurring basis, as well as other financial instruments for which fair value is disclosed, as of December 31, 2023, were as follows:

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

(A)    The amortized cost of commercial real estate loans is net of $20.8 million of unamortized origination discounts, cost recovery interest and deferred fees. The amortized cost of secured financing agreements is net of $11.6 million of unamortized debt issuance costs. The amortized cost of collateralized loan obligations is net of $0.6 million of unamortized debt issuance costs.
(B)    The carrying value of commercial mortgage loans is net of $210.5 million allowance for credit losses.
(C)    Excludes fully written off risk-rated 5 loans. Includes $2,295.0 million of CLO loan participations.

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)
The following table contains the Level 3 inputs used to value assets and liabilities on a recurring and nonrecurring basis or where KREF discloses fair value as of March 31, 2024:

	Fair Value	Valuation Methodologies	Unobservable Inputs(A)	Weighted Average(B)	Range
Assets and Liabilities(C)
Commercial real estate loans, held-for-investment(D)	$6,851,540	Discounted cash flow	Discount margin	4.4%	3.3% - 17.2%
			Discount rate	10.8%	9.0% - 12.0%
			Capitalization rate	7.9%	7.0% - 9.0%
	$6,851,540

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

Assets and Liabilities for Which Fair Value is Only Disclosed

KREF does not carry its secured financing agreements at fair value as management did not elect the fair value option for these liabilities. As of March 31, 2024, the fair value of KREF's financing facilities approximated their respective carrying value.

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

KREF consolidates subsidiaries that incur U.S. federal, state and local income taxes, based on the tax jurisdiction in which each subsidiary operates. During the three months ended March 31, 2024 and 2023, KREF recorded an income tax expense of approximately zero and $0.2 million, respectively, related to the operations of its taxable REIT subsidiaries and various other state and local taxes. There were no material deferred tax assets or liabilities as of March 31, 2024 and December 31, 2023.

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)
Note 17. Subsequent Events

The following events occurred subsequent to March 31, 2024:

Corporate Activities

Dividends

In April 2024, KREF paid $17.3 million in dividends on its common stock, or $0.25 per share, with respect to the first quarter of 2024, to stockholders of record on March 28, 2024.

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

Macroeconomic Environment

The year ended December 31, 2023 and period ended March 31, 2024 were impacted by significant volatility in global markets, largely driven by rising inflation, rising interest rates, slowing economic growth, geopolitical uncertainty and instability in the banking sector following multiple bank failures. Central banks have responded to rapidly rising inflation with monetary policy tightening actions that are likely to create headwinds to economic growth. The Federal Reserve has raised interest rates eleven times since January 2022, and has signaled that further interest rate increases may be forthcoming. Although our business model is such that rising interest rates will generally correlate to increases in our net income, increases in interest rates may adversely affect our existing borrowers. Higher interest rates imposed by the Federal Reserve to address inflation may adversely impact real estate asset values and increase our interest expense, which expense may not be fully offset by any resulting increase in interest income, and may lead to decreased prepayments from our borrowers and an increase in the number of our borrowers who exercise extension options.

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

Earnings (Loss) Per Share and Dividends Declared

The following table sets forth the calculation of basic and diluted net income (loss) per share and dividends declared per share (amounts in thousands, except share and per share data):

	Three Months Ended,
	March 31, 2024	December 31, 2023
Net income (loss) attributable to common stockholders	$(8,739)	$(18,738)
Weighted-average number of shares of common stock outstanding, basic and diluted	69,386,568	69,384,309
Net income (loss) per share, basic and diluted	$(0.13)	$(0.27)
Dividends declared per share	$0.25	$0.43

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

The following table provides a reconciliation of GAAP net income attributable to common stockholders to Distributable Earnings (amounts in thousands, except share and per share data):

	Three Months Ended	Per Diluted Share(A)	Three Months Ended	Per Diluted Share(A)
	March 31, 2024		December 31, 2023
Net Income (Loss) Attributable to Common Stockholders	$(8,739)	$(0.13)	$(18,738)	$(0.27)
Adjustments
Non-cash equity compensation expense	2,296	0.03	1,565	0.02
Unrealized (gains) or losses, net	(102)	—	419	0.01
Provision for credit losses, net	33,266	0.48	49,500	0.71
Distributable Earnings before realized loss on loan write-offs	$26,721	$0.39	$32,746	$0.47
Realized loss on loan write-offs(B)	—	—	(58,706)	(0.85)
Distributable Earnings (Loss)	$26,721	$0.39	$(25,960)	$(0.37)
Diluted weighted average common shares outstanding	69,386,568		69,384,309

(A)    Numbers presented may not foot due to rounding.
(B)    Includes a $58.7 million write-off of a defaulted senior loan upon deed-in-lieu of foreclosure during the three months ended December 31, 2023.

Book Value per Share

We believe that book value per share is helpful to stockholders in evaluating the growth of our company as we have scaled our equity capital base and continue to invest in our target assets. The following table calculates our book value per share (amounts in thousands, except share and per share data):

	March 31, 2024	December 31, 2023
KKR Real Estate Finance Trust Inc. stockholders' equity	$1,380,996	$1,404,767
Series A preferred stock (liquidation preference of $25.00 per share)	(327,750)	(327,750)
Common stockholders' equity	$1,053,246	$1,077,017
Shares of common stock issued and outstanding at period end	69,313,860	69,313,860
Add: Deferred stock units	72,708	72,708
Total shares outstanding at period end	69,386,568	69,386,568
Book value per share	$15.18	$15.52

Book value as of March 31, 2024 included the impact of an estimated CECL credit loss allowance of $245.8 million, or ($3.54) per share. See Note 2 — Summary of Significant Accounting Policies, to our condensed consolidated financial statements included in this Form 10-Q for detailed discussion of allowance for credit losses.

Our Portfolio

We have established a $7,522.2 million portfolio of diversified investments, consisting primarily of senior commercial real estate loans as of March 31, 2024.

During the three months ended March 31, 2024, we collected 96.6% of interest payments due on our loan portfolio. As of March 31, 2024, the average risk rating of our loan portfolio was 3.2, weighted by total loan exposure. As of March 31, 2024, the average loan commitment in our portfolio was $120.2 million and multifamily and industrial loans comprised 58% of our loan portfolio.

In addition, as a result of taking title to the collateral of defaulted senior loans, we owned REO assets with a net carrying value of $160.7 million, comprised of the fair value of the acquired properties and capitalized redevelopment costs, as of March 31, 2024. These properties are reflected on our Condensed Consolidated Balance Sheet.

Since our IPO, we have continued to execute on our primary investment strategy of originating floating-rate transitional senior loans and, as we continue to scale our loan portfolio, we expect that our originations will continue to be heavily weighted toward floating-rate loans. As of March 31, 2024, 99% of our loans by total loan exposure earned a floating rate of interest. We expect the majority of our future investment activity to focus on originating floating-rate senior loans that we finance with our repurchase and other financing facilities, with a secondary focus on originating floating-rate loans for which we syndicate a senior position and retain a subordinated interest for our portfolio. As of March 31, 2024, all of our investments were located in the United States.

The following charts illustrate the diversification and composition of our loan portfolio, based on type of investment, interest rate, underlying property type, geographic location, vintage and LTV as of March 31, 2024:

The charts above are based on total loan exposure of our commercial real estate loans.
(A)    Excludes: (i) REO (ii) CMBS B-Piece investments held through an equity method investment and (iii) fully written off risk-rated 5 loans.
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
(D)    "Other" property type includes Self-Storage (2%), Student Housing (2%) and Single Family Rental (1%).
(E)    LTV is generally based on the initial loan amount divided by the as-is appraised value as of the date the loan was originated. Weighted average LTV includes non-consolidated senior interests and excludes risk-rated 5 loans.

The following table details our quarterly loan activity (dollars in thousands):

	Three Months Ended
	March 31, 2024	December 31, 2023	September 30, 2023	June 30, 2023
Loan originations	$—	$—	$—	$—
Loan fundings(A)	$103,474	$138,655	$164,882	$177,162
Loan repayments(B)	(335,658)	(188,106)	(152,301)	(339,288)
Net fundings	(232,184)	(49,451)	12,581	(162,126)
PIK interest	25	—	—	—
Write-offs(C)	—	(58,706)	(15,000)	—
Transfer to REO	—	(86,422)	—	—
Total activity	$(232,159)	$(194,579)	$(2,419)	$(162,126)

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

The following table details overall statistics for our loan portfolio as of March 31, 2024 (dollars in thousands):

		Total Loan Exposure(A)
	Balance Sheet Portfolio	Total Loan Portfolio	Floating Rate Loans	Fixed Rate Loans(B)
Number of loans	67	67	67	—
Principal balance	$7,137,266	$7,325,877	$7,246,877	$79,000
Amortized cost	7,113,256	7,301,867	7,227,149	74,718
Unfunded loan commitments(C)	724,998	724,998	719,598	5,400
Weighted average cash coupon(D)	8.7%	8.7%	S + 3.4%	*
Weighted average all-in yield(D)	8.9%	8.9%	S + 3.6%	*
Weighted average maximum maturity (years)(E)	2.5	2.5	2.5	1.4
LTV(F)	65%	65%	65%	n/a

*    Rounds to zero
(A)     In certain instances, we finance our loans through the non-recourse sale of a senior interest that is not included in our condensed consolidated financial statements. Total loan exposure includes the entire loan we originated and financed.
(B)    Represents mezzanine loans with commitments of $79.4 million and $5.0 million, respectively, accompanying two senior loans. $79.0 million of loan principal was funded, of which $74.4 million was placed on nonaccrual status, as of March 31, 2024. The remaining $4.6 million funded principal earned a fixed interest rate of 10.0% as of March 31, 2024. Refer to Note 3 to our condensed consolidated financial statements for additional information.
(C)     Unfunded commitments will primarily be funded to finance property improvements and renovations or lease-related expenditures by the borrowers. These future commitments may be funded over the term of each loan, subject in certain cases to an expiration date.
(D)     In addition to cash coupon, all-in yield includes the amortization of deferred origination fees, loan origination costs and purchase discounts. The calculations of weighted average cash coupon and all-in yield excludes loans accounted for under the cost recovery method.
(E)     Maximum maturity assumes all extension options are exercised by the borrower; however, our loans may be repaid prior to such date.
(F)     LTV is generally based on the initial loan amount divided by the as-is appraised value as of the date the loan was originated. Weighted average LTV includes non-consolidated senior interests and excludes risk-rated 5 loans.

The table below sets forth additional information relating to our portfolio as of March 31, 2024 (dollars in millions):

	Investment(A)	Location	Property Type	Investment Date	Total Whole Loan(B)	Committed Principal Amount(B)	Outstanding Principal/ Investment Amount	Net Equity(C)	Coupon(D)(E)		Max Remaining Term (Years)(D)(F)	Loan Per SF / Unit / Key(G)	Origination LTV(D)(H)	Risk Rating
	Senior Loans(I)
1	Senior Loan	Arlington, VA	Multifamily	9/30/2021	$381.0	$381.0	$371.1	$76.3	+	3.3	2.5	$334,300 / unit	69%	3
2	Senior Loan	Boston, MA	Life Science	8/3/2022	312.5	312.5	206.6	29.2	+	4.2	3.4	$747 / SF	56	3
3	Senior Loan	Bellevue, WA	Office	9/13/2021	520.8	260.4	186.8	52.2	+	3.7	3.0	$851 / SF	63	3
4	Senior Loan	Various	Industrial	4/28/2022	504.5	252.3	252.3	50.9	+	2.7	3.1	$98 / SF	64	3
5	Senior Loan	Mountain View, CA	Office	7/14/2021	362.8	250.0	200.9	118.5	+	3.4	2.4	$654 / SF	n.a.	5
6	Senior Loan	Bronx, NY	Industrial	8/27/2021	381.2	228.7	201.5	45.8	+	4.2	2.4	$277 / SF	52	3
7	Senior Loan	Los Angeles, CA	Multifamily	2/19/2021	220.0	220.0	220.0	34.0	+	2.9	1.9	$410,430 / unit	68	3
8	Senior Loan	Various	Multifamily	5/31/2019	206.5	206.5	206.5	81.2	+	4.0	1.2	$192,991 / unit	74	3
9	Senior Loan	Minneapolis, MN	Office	11/13/2017	199.4	199.4	194.4	89.0	+	2.3	1.3	$182 / SF	n.a.	5
10	Senior Loan	Various	Industrial	6/15/2022	375.5	187.8	173.5	38.2	+	2.9	3.3	$135 / SF	50	3
11	Senior Loan	Boston, MA	Office	2/4/2021	375.0	187.5	187.5	37.5	+	3.4	1.9	$506 / SF	n.a.	5
12	Senior Loan	The Woodlands, TX	Hospitality	9/15/2021	183.3	183.3	181.1	33.3	+	4.3	2.5	$199,204 / key	64	3
13	Senior Loan	Washington, D.C.	Office	11/9/2021	181.0	181.0	168.1	59.6	+	2.9	3.7	$471 / SF	55	3
14	Senior Loan	West Palm Beach, FL	Multifamily	12/29/2021	171.5	171.5	170.9	26.3	+	2.8	2.8	$210,456 / unit	73	3
15	Senior Loan	Various	Self-Storage	12/21/2022	336.6	168.3	150.7	36.1	+	3.8	3.8	$22,663 / unit	64	3
16	Senior Loan	Boston, MA	Life Science	4/27/2021	332.3	166.2	162.1	28.9	+	3.7	2.1	$673 / SF	66	3
17	Senior Loan	Plano, TX	Office	2/6/2020	150.7	150.7	150.7	23.0	+	2.8	0.9	$208 / SF	64	3
18	Senior Loan	Redwood City, CA	Life Science	9/30/2022	580.7	145.2	16.4	2.4	+	4.5	3.5	$885 / SF	53	3
19	Senior Loan	Seattle, WA	Life Science	10/1/2021	188.0	140.3	117.1	43.4	+	3.2	2.5	$747 / SF	n.a.	5
20	Senior Loan	Dallas, TX	Office	12/10/2021	138.0	138.0	138.0	25.9	+	3.7	2.7	$439 / SF	68	3
21	Senior Loan	Boston, MA	Multifamily	3/29/2019	137.0	137.0	137.0	27.9	+	3.4	—	$351,282 / unit	63	3
22	Senior Loan	Arlington, VA	Multifamily	1/20/2022	135.3	135.3	133.5	31.1	+	2.9	2.9	$445,071 / unit	65	3
23	Senior Loan	Fontana, CA	Industrial	5/11/2021	132.0	132.0	113.5	47.2	+	4.7	2.2	$113 / SF	64	3
24	Senior Loan	Fort Lauderdale, FL	Hospitality	11/9/2018	125.6	125.6	125.6	65.0	+	5.0	0.1	$362,954 / key	62	3
25	Senior Loan	San Carlos, CA	Life Science	2/1/2022	195.9	125.0	103.2	30.9	+	3.6	2.9	$704 / SF	68	4
26	Senior Loan	Cambridge, MA	Life Science	12/22/2021	401.3	115.7	91.1	24.9	+	4.0	2.8	$1,072 / SF	51	3
27	Senior Loan	Philadelphia, PA	Office	6/19/2018	114.3	114.3	114.3	19.1	+	2.8	2.9	$117 / SF	71	3
28	Senior Loan	San Diego, CA	Multifamily	10/20/2021	113.5	113.5	104.7	30.3	+	3.2	2.6	$453,457 / unit	71	4
29	Senior Loan	Pittsburgh, PA	Student Housing	6/8/2021	112.5	112.5	112.5	17.3	+	3.0	2.2	$155,602 / unit	74	3
30	Senior Loan	West Hollywood, CA	Multifamily	1/26/2022	107.0	107.0	106.6	20.2	+	3.1	2.9	$2,881,083 / unit	65	4
31	Senior Loan	Chicago, IL	Office	7/15/2019	105.0	105.0	88.4	36.3	+	2.3	4.4	$85 / SF	59	3
32	Senior Loan	Las Vegas, NV	Multifamily	12/28/2021	101.1	101.1	101.1	15.3	+	2.8	2.8	$191,460 / unit	61	3
33	Senior Loan	Boston, MA	Industrial	6/28/2022	285.5	100.0	99.3	20.6	+	3.0	3.3	$198 / SF	52	3
34	Senior Loan	Cary, NC	Multifamily	11/21/2022	100.0	100.0	95.3	18.4	+	3.4	3.7	$244,275 / unit	63	3
35	Senior Loan	Washington, D.C.	Office	1/13/2022	228.5	100.0	73.5	11.0	+	3.3	3.9	$269 / SF	55	3
36	Senior Loan	Phoenix, AZ	Industrial	1/13/2022	195.3	100.0	59.4	15.4	+	4.0	2.9	$57 / SF	57	3
37	Senior Loan	Orlando, FL	Multifamily	12/14/2021	97.4	97.4	91.8	25.2	+	3.1	2.8	$242,110 / unit	74	3

	Investment(A)	Location	Property Type	Investment Date	Total Whole Loan(B)	Committed Principal Amount(B)	Outstanding Principal/ Investment Amount	Net Equity(C)	Coupon(D)(E)		Max Remaining Term (Years)(D)(F)	Loan Per SF / Unit / Key(G)	Origination LTV(D)(H)	Risk Rating
38	Senior Loan	Brisbane, CA	Life Science	7/22/2021	95.0	95.0	90.8	18.1	+	3.1	2.4	$784 / SF	71	3
39	Senior Loan	Raleigh, NC	Multifamily	4/27/2022	91.4	91.4	81.0	21.6	+	3.0	3.1	$253,006 / unit	68	4
40	Senior Loan	Brandon, FL	Multifamily	1/13/2022	90.3	90.3	67.8	10.6	+	3.1	2.9	$193,074 / unit	75	3
41	Senior Loan	Dallas, TX	Multifamily	12/23/2021	90.0	90.0	80.8	17.9	+	2.9	2.8	$248,482 / unit	67	3
42	Senior Loan	Miami, FL	Multifamily	10/14/2021	89.5	89.5	89.5	17.5	+	2.9	2.6	$304,422 / unit	76	3
43	Senior Loan	Dallas, TX	Office	1/22/2021	87.0	87.0	87.0	13.4	+	3.4	1.9	$294 / SF	65	3
44	Senior Loan	San Antonio, TX	Multifamily	6/1/2022	246.5	86.3	80.3	19.9	+	2.8	3.2	$103,007 / unit	68	3
45	Senior Loan	Scottsdale, AZ	Multifamily	5/9/2022	169.0	84.5	84.5	13.1	+	2.9	3.2	$457,995 / unit	64	3
46	Senior Loan	Hollywood, FL	Multifamily	12/20/2021	81.0	81.0	81.0	15.2	+	3.1	2.8	$327,935 / unit	74	3
47	Senior Loan	Charlotte, NC	Multifamily	12/14/2021	79.3	79.3	76.1	12.7	+	3.1	2.8	$206,699 / unit	74	3
48	Senior Loan	Phoenix, AZ	Single Family Rental	4/22/2021	72.1	72.1	70.0	20.0	+	4.9	2.1	$157,092 / unit	50	3
49	Senior Loan(J)	Various	Industrial	6/30/2021	142.5	71.2	64.2	27.8	+	5.5	2.3	$73 / SF	58	3
50	Senior Loan	Denver, CO	Multifamily	9/14/2021	70.3	70.3	70.3	10.8	+	2.8	2.5	$290,496 / unit	78	3
51	Senior Loan	Washington, D.C.	Multifamily	12/4/2020	69.0	69.0	66.8	66.8	+	3.6	1.7	$267,000 / unit	63	3
52	Senior Loan	Dallas, TX	Multifamily	8/18/2021	68.2	68.2	68.2	10.2	+	3.9	2.4	$189,444 / unit	70	3
53	Senior Loan	Manassas Park, VA	Multifamily	2/25/2022	68.0	68.0	68.0	13.4	+	2.7	2.9	$223,684 / unit	73	3
54	Senior Loan	Plano, TX	Multifamily	3/31/2022	67.8	67.8	67.4	19.1	+	2.8	3.0	$253,226 / unit	75	3
55	Senior Loan	Nashville, TN	Hospitality	12/9/2021	66.0	66.0	64.8	10.3	+	3.7	2.8	$281,672 / key	68	3
56	Senior Loan	Atlanta, GA	Multifamily	12/10/2021	61.5	61.5	59.7	15.3	+	3.0	2.8	$197,804 / unit	67	3
57	Senior Loan	Durham, NC	Multifamily	12/15/2021	60.0	60.0	56.8	10.4	+	3.0	2.8	$164,526 / unit	67	3
58	Senior Loan	San Antonio, TX	Multifamily	4/20/2022	57.6	57.6	56.4	10.6	+	2.7	3.1	$164,950 / unit	79	3
59	Senior Loan	Queens, NY	Industrial	2/22/2022	55.3	55.3	55.1	14.3	+	4.0	0.4	$89 / SF	68	3
60	Senior Loan	Sharon, MA	Multifamily	12/1/2021	51.9	51.9	51.9	7.7	+	2.9	2.7	$270,443 / unit	70	3
61	Senior Loan	Reno, NV	Industrial	4/28/2022	140.4	50.5	50.5	11.4	+	2.7	3.1	$117 / SF	74	3
62	Senior Loan	Carrollton, TX	Multifamily	4/1/2022	48.5	48.5	47.7	14.0	+	2.9	3.0	$149,134 / unit	74	3
63	Senior Loan	Oakland, CA	Office	10/23/2020	146.2	45.8	45.8	7.2	+	4.4	1.6	$141 / SF	55	2
64	Senior Loan	Dallas, TX	Multifamily	4/1/2022	43.9	43.9	42.6	11.6	+	2.9	3.0	$119,706 / unit	73	3
65	Senior Loan	Georgetown, TX	Multifamily	12/16/2021	41.8	41.8	41.8	10.3	+	3.4	2.8	$199,048 / unit	68	3
66	Senior Loan	San Diego, CA	Multifamily	4/29/2022	203.0	40.0	39.7	6.3	+	2.6	3.1	$455,485 / unit	63	3
67	Senior Loan	Denver, CO	Industrial	12/11/2020	15.4	15.4	12.6	4.9	+	3.8	1.8	$47 / SF	76	2
	Total/Weighted Average Senior Loans Unlevered				$11,457.0	$8,050.9	$7,325.9	$1,850.2		3.3%	2.5		65%	3.2
	Non-Senior Loans
	CMBS B-Pieces
1	CMBS B-Pieces(K)	Various	Various	2/13/2017	n.a.	40.0	35.7	35.7		4.7	5.2	n.a.	58	n.a.
	Total/Weighted Average CMBS B-Pieces Unlevered					$40.0	$35.7	$35.7		4.7%	5.2		58%
	Real Estate Owned
1	Real Estate Asset	Portland, OR	Retail	12/16/2021	n.a.	n.a.	82.7	82.7		n.a.	n.a.	n.a.	n.a.	n.a.
2	Real Estate Asset	Philadelphia, PA	Office	12/22/2023	n.a.	n.a.	78.0	28.0		n.a.	n.a.	n.a.	n.a.	n.a.

Investment(A)	Location	Property Type	Investment Date	Total Whole Loan(B)	Committed Principal Amount(B)	Outstanding Principal/ Investment Amount	Net Equity(C)	Coupon(D)(E)	Max Remaining Term (Years)(D)(F)	Loan Per SF / Unit / Key(G)	Origination LTV(D)(H)	Risk Rating
Total/Weighted Average Real Estate Owned						$160.7	$110.7
Grand Total / Weighted Average					$8,090.9	$7,522.2	$1,996.5	8.7%	2.5		65%	3.2
*    Numbers presented may not foot due to rounding.

(A)    Our total portfolio represents the current principal amount on senior and mezzanine loans, net equity in RECOP I, which holds CMBS B-Piece investments, and net carrying value of our REO investments. Excludes loans that were fully written off.
For Senior Loan 9, the total whole loan is $199.4 million, including (i) a fully funded senior mortgage loan of $120.0 million, at an interest rate of S+2.25% and (ii) a mezzanine note with a commitment of $79.4 million, of which $74.4 million was funded as of March 31, 2024, at a fixed interest rate of 4.5%. The mezzanine note interest is payment-in-kind (“PIK Interest”), which is capitalized, compounded, and added to the outstanding principal balance of the respective loans.
For Senior Loan 11, the total whole loan is $375.0 million, co-originated and co-funded by us and a KKR affiliate. Our interest is 50% of the loan or $187.5 million, of which $150.0 million in senior notes were syndicated to a third party. Post syndication, we retained a mezzanine loan with a commitment of $37.5 million, fully funded as of March 31, 2024, at an interest rate of S+7.96%.
For Senior Loan 30, the total whole loan is $107.0 million, including (i) a fully funded senior mortgage loan of $102.0 million, at an interest rate of S+3.06%, (ii) a senior mezzanine note with $3.9 million funded as of March 31, 2024, at a fixed interest rate of 10.0% and (iii) a fully funded junior mezzanine note of $0.8 million, at a fixed interest rate 10.0% with certain profit share provisions, as defined in the loan agreement.
For Senior Loan 63, the total whole loan is $146.2 million, co-originated and co-funded by us and a KKR affiliate. Our interest is 31% of the loan or $45.8 million, of which $38.6 million in senior notes were syndicated to third party lenders. Post syndication, we retained a mezzanine loan with a commitment of $7.2 million, fully funded as of March 31, 2024, at an interest rate of S+13.02%.
(B)    Total Whole Loan represents total commitment of the entire whole loan originated. Committed Principal Amount includes participations by KKR affiliated entities and third parties that are syndicated/sold.
(C)    Net equity reflects (i) the amortized cost basis of our loans, net of borrowings; and (ii) the investment amount of CMBS B-Pieces and REO, net of borrowings.
(D)    Weighted average is weighted by the current principal amount for our senior and mezzanine loans and by investment amount of RECOP I CMBS B-Pieces. Risk-rated 5 loans are excluded from the weighted average LTV.
(E)    Coupon expressed as spread over Term SOFR.
(F)    Max remaining term (years) assumes all extension options are exercised, if applicable.
(G)    Loan Per SF / Unit / Key is based on the current principal amount divided by the current SF / Unit / Key. For Senior Loans 2, 3, 6, 18, 23, 26, 36, 48, 49, and 67, Loan Per SF / Unit / Key is calculated as the total commitment amount of the loan divided by the proposed SF / Unit / Key.
(H)    For senior loans, LTV is generally based on the initial loan amount divided by the as-is appraised value as of the date the loan was originated; for mezzanine loans, LTV is based on the initial balance of the whole loan divided by the as-is appraised value as of the date the loan was originated; for RECOP I CMBS B-Pieces, LTV is based on the weighted average LTV of the underlying loan pool at issuance. Weighted Average LTV excludes risk-rated 5 loans.
For Senior Loans 2, 3, 6, 18, 23, 26, 36, 48, 49, and 67, LTV is calculated as the total commitment amount of the loan divided by the as-stabilized value as of the date the loan was originated.
For senior loans where an appraisal has been obtained post origination, the LTVs subsequently presented are based on the current principal amount dividend by the as-is appraised value as of the new appraisal date. Senior loans with updated LTV include: Senior Loan 17 (64%); Senior Loan 21 (64%); Senior Loan 22 (78%); Senior Loan 24 (66%); Senior Loan 27 (64%);Senior Loan 31 (57%); Senior Loan 32 (75%); Senior Loan 37 (83%); Senior Loan 43 (63%); and Senior Loan 67 (61%).
(I)    Senior loans include senior mortgages and similar credit quality investments, including junior participations in our originated senior loans for which we have syndicated the senior participations and retained the junior participations for our portfolio and excludes vertical loan participations.
(J)    For Senior Loan 49, the total whole loan facility is $142.5 million co-originated and co-funded by us and a KKR affiliate. Our interest was 50% of the facility, or $71.2 million. The facility is comprised of individual cross-collateralized whole loans. As of March 31, 2024, there were four underlying senior loans in the facility with a commitment of $71.2 million and outstanding principal of $64.2 million
(K)     Represents our investment in an aggregator vehicle alongside RECOP I that invests in CMBS B-Pieces. Committed principal represents our total commitment to the aggregator vehicle whereas current principal represents the current funded amount.

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

As of March 31, 2024, the average risk rating of our loan portfolio was 3.2, weighted by total loan exposure, consistent with that as of December 31, 2023.

March 31, 2024					December 31, 2023
Risk Rating	Number of Loans(A)	Carrying Value	Total Loan Exposure(B)	Total Loan Exposure %*	Number of Loans(A)	Carrying Value	Total Loan Exposure(B)	Total Loan Exposure %*
1	—	$—	$—	—%	—	$—	$—	—%
2	2	19,845	58,386	1	2	19,392	57,925	1
3	57	6,158,113	6,172,095	84	60	6,493,506	6,511,894	86
4	4	394,585	395,480	5	4	325,286	476,112	6
5	4	540,713	699,916	10	3	505,364	512,105	7
Total loan receivable	67	$7,113,256	$7,325,877	100%	69	$7,343,548	$7,558,036	100%
Allowance for credit losses		(243,634)				(210,470)
Loan receivable, net		$6,869,622				$7,133,078
*Numbers presented may not foot due to rounding.

(A)    Excludes fully written off risk-rated 5 loans.
(B)    In certain instances, KREF finances its loans through the non-recourse sale of a senior interest that is not included in the condensed consolidated financial statements. Total loan exposure includes the entire loan KREF originated and financed, including $188.6 million of such non-consolidated interests as of March 31, 2024 and December 31, 2023.

In January 2023, we modified a risk-rated 5 senior office loan located in Philadelphia, PA, with an outstanding principal balance of $161.0 million. The terms of the modification included, among others, a $25.0 million principal repayment and a restructure of the $136.0 million senior loan (after the $25.0 million repayment) into (i) a $116.5 million committed senior mortgage loan (with $5.5 million in unfunded commitment) and (ii) a $25.0 million junior mezzanine note. The restructured senior loan earns a coupon rate of S+2.75% and has a new term of up to four years, assuming all extension options are exercised. The $25.0 million junior mezzanine note is subordinate to a new $41.5 million committed senior mezzanine note held by the sponsor (with $16.5 million in unfunded commitment) and was deemed uncollectible and written off in December 2022. The loan modification was accounted for as a new loan for GAAP purposes. The restructured senior loan with an outstanding principal balance of $114.3 million was risk-rated 3 as of March 31, 2024.

In June 2023, we modified a risk-rated 5 senior office loan located in Minneapolis, MN, with an outstanding principal balance of $194.4 million. The terms of the modification included, among others, a restructure of the $194.4 million senior loan into (i) a $120.0 million senior mortgage loan (fully funded) and (ii) a $79.4 million mezzanine note (with $5.0 million in unfunded commitment). The restructured senior loan earns a coupon rate of S+2.25% and the mezzanine note earns a fixed 4.5% PIK interest rate. Post modification, the whole loan’s maximum maturity is July 2025, assuming all extension options are exercised. The restructured whole loan with an outstanding principal balance of $194.4 million was risk-rated 5 as of March 31, 2024.

In September 2023, we modified a risk-rated 4 senior office loan located in Chicago, IL, with an outstanding principal balance of $118.4 million. The terms of the modification included, among others, a $15.0 million principal repayment, a $15.0 million reduction in unfunded loan commitment, and a restructure of the $103.4 million senior loan (after the $15.0 million repayment) into (i) a $105.0 million committed senior mortgage loan (with $16.6 million in unfunded commitment) and (ii) a $15.0 million subordinated note. The restructured senior loan earns a coupon rate of S+2.25% and has a new term of five years. The $15.0 million subordinated note is subordinate to a new $18.5 million sponsor interest and was deemed uncollectible and written off. The loan modification was accounted for as a new loan for GAAP purposes. The restructured senior loan with an outstanding principal balance of $88.4 million was risk-rated 3 as of March 31, 2024.

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

Our Non-Mark-to-Market Financing Sources, which accounted for 78% of our total financing as of March 31, 2024, are not subject to credit or capital markets mark-to-market provisions. The remaining 22% of our total financing, which is primarily comprised of three master repurchase agreements, are only subject to credit marks.

We continue to expand and diversify our financing sources, especially those sources that provide non-mark-to-market financing, reducing our exposure to market volatility.

The following table summarizes our financing agreements (dollars in thousands):

		March 31, 2024				December 31, 2023
		Borrowings			Collateral	Borrowings
	Non-/Mark-to-Market	Maximum Facility Size(A)	Outstanding Principal	Available(B)	Outstanding Principal	Outstanding Principal
Master Repurchase Agreements	Mark-to-Credit	$2,000,000	$1,335,112	$53,049	$2,017,258	$1,477,227
Collateralized Loan Obligations	Non-Mark-to-Market	1,942,750	1,942,750	—	2,300,000	1,942,750
Term Lending Agreements	Non-Mark-to-Market	1,827,494	1,175,485	10,435	1,591,347	1,329,390
Term Loan Facility	Non-Mark-to-Market	1,000,000	572,323	—	749,125	561,377
Warehouse Facility	Non-Mark-to-Market	500,000	—	—	—	—
Asset Specific Financing	Non-Mark-to-Market	490,625	288,631	68	347,962	266,072
Revolver	Non-Mark-to-Market	610,000	160,000	450,000	n.a.	160,000
Secured Term Loan	Non-Mark-to-Market	342,125	342,125	—	n.a.	343,000
Total leverage		8,712,994	5,816,426	513,552		6,079,816
Non-consolidated Senior Interests	Non-Mark-to-Market	188,611	188,611	—	188,611	188,611
Total		$8,901,605	$6,005,037	$513,552		$6,268,427

(A)    Maximum facility size represents the largest amount of borrowings available under a given facility once sufficient collateral assets have been approved by the lender and pledged by us.
(B)    Available borrowings represents the undrawn amount we could draw under the terms of each credit facility, based on collateral already approved and pledged.

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

Each of our existing master repurchase facilities includes "credit mark-to-market" features. "Credit mark-to-market" provisions in repurchase facilities are designed to keep the lenders' credit exposure generally constant as a percentage of the underlying collateral value of the assets pledged as security to them. If the credit underlying collateral value decreases, the gross amount of leverage available to us will be reduced as our assets are marked-to-market, which would reduce our liquidity. The lender under the applicable repurchase facility sets the valuation and any revaluation of the collateral assets in its sole, good faith discretion. As a contractual matter, the lender has the right to reset the value of the assets at any time based on then-current market conditions, but the market convention is to reassess valuations on a monthly, quarterly and annual basis using the financial information delivered pursuant to the facility documentation regarding the real property, borrower and guarantor under such underlying loans. Generally, if the lender determines (subject to certain conditions) that the market value of the collateral in a repurchase transaction has decreased by more than a defined minimum amount, the lender may require us to provide additional collateral or lead to margin calls that may require us to repay all or a portion of the funds advanced. We closely monitor our liquidity and intend to maintain sufficient liquidity on our balance sheet in order to meet any margin calls in the event of any significant decreases in asset values. As of March 31, 2024, the weighted average haircut under our repurchase agreements was 33.8% (or 31.2%, if we had borrowed the maximum amount approved by its repurchase agreement counterparties as of such dates). In addition, our existing master repurchase facilities are not entirely term-matched financings and may mature before our CRE debt investments that represent underlying collateral to those financings. As we negotiate renewals and extensions of these liabilities, we may experience lower advance rates and higher pricing under the renewed or extended agreements.

Term Lending Agreements

In 2018, we entered into a $200.0 million loan financing facility with BMO Harris Bank (the "BMO Facility”); the borrowing capacity was increased to $300.0 million in 2019. The facility provides financing on a non-mark-to-market basis with match-term up to five years with partial recourse to us.

In 2019, we entered into a Master Repurchase and Securities Contract Agreement ("KREF Lending V Facility") with Morgan Stanley Mortgage Capital Holdings LLC ("Administrative Agent"), as administrative agent on behalf of Morgan Stanley Bank, N.A. ("Initial Buyer"), which provides non-mark-to-market financing. In 2023, the current stated maturity was extended to June 2024, subject to two additional one-year extension options, which we may exercise upon the satisfaction of certain customary conditions and thresholds. The Initial Buyer subsequently syndicated a portion of the facility to multiple financial institutions. As of March 31, 2024, the Initial Buyer held 22.7% of the total commitment under the facility.

In 2021, we entered into a $500.0 million Master Repurchase and Securities Contract Agreement with a financial institution (“KREF Lending IX Facility”); the borrowing capacity was increased to $750.0 million, then further increased to $1.0 billion in 2022. The facility, which provides financing on a non-mark-to-market basis with partial recourse to us, has a three-year draw period and match- term to the underlying loans.

In 2022, we entered into a $350.0 million Master Repurchase Agreement and Securities Contract with a financial institution (“KREF Lending XII Facility”). The facility, which provides financing on a non-mark-to-market basis with partial recourse to KREF, has a two-year draw period and match-term to the underlying loans. In addition, we have the option to increase the facility amount to $500.0 million.

Term Loan Facility

In 2018, we entered into a term loan financing agreement with third party lenders for an initial borrowing capacity of $200.0 million that was increased to $1.0 billion (“Term Loan Facility”). The facility provides us with asset-based financing on a non-mark-to-market basis with match-term up to five years, with additional two-year extension available, and is non-recourse to us.

Warehouse Facility

In 2020, we entered into a $500.0 million Loan and Security Agreement with HSBC Bank USA, National Association (“HSBC Facility”). In 2023, we extended the facility maturity date to March 2026. The facility provides warehouse financing on a non-mark-to-market basis with partial recourse to us.

Asset Specific Financing

In 2022, we entered into a $100.0 million loan financing facility with a financial institution ("KREF Lending XI Facility"). The facility provides non-recourse match-term asset-based financing on a non-mark-to-market basis.

In 2022, we entered into a $265.6 million loan financing facility with a financial institution ("KREF Lending XIII Facility"). The facility provides non-recourse match-term asset-based financing on a non-mark-to-market basis.

In 2022, we entered into a $125.0 million loan financing facility with a financial institution ("KREF Lending XIV Facility"). The facility provides non-recourse match-term asset-based financing on a non-mark-to-market basis.

Revolving Credit Agreement

In 2022, we upsized our corporate revolving credit agreement (“Revolver”), administered by Morgan Stanley Senior Funding, Inc., to $610.0 million and extended the maturity date to March 2027. We may use our Revolver as a source of financing, which is designed to provide short-term liquidity to originate or de-lever loans, pay operating expenses and borrow amounts for general corporate purposes. Our Revolver is secured by corporate level guarantees and includes net equity interests in the investment portfolio.

Collateralized Loan Obligations

In 2021, we financed a pool of loan participations from our existing loan portfolio through a managed collateralized loan obligation ("CLO" or "KREF 2021-FL2") and, in 2022, we financed a pool of loan participations from our existing multifamily loan portfolio through a managed CLO ("KREF 2022-FL3"). The CLOs provide us with match-term financing on a non-mark-to-market and non-recourse basis.

The following table outlines the CLO collateral assets and respective borrowing (dollars in thousands):

	March 31, 2024							December 31, 2023
	Facility					Collateral(A)		Facility
	Wtd. Avg. Term(B)	Maximum Facility Size	Outstanding Principal	Carrying Value	Wtd. Avg. Funding Cost(C)	Outstanding Principal	Carrying Value	Carrying Value
KREF 2021-FL2	February 2039	$1,095,250	$1,095,250	$1,095,189	6.8%	$1,300,000	$1,285,619	$1,095,128
KREF 2022-FL3	February 2039	847,500	847,500	847,380	7.1	1,000,000	991,272	847,043
Total		$1,942,750	$1,942,750	$1,942,569	6.9%	$2,300,000	$2,276,891	$1,942,171

(A)    Collateral loan assets represent 32.0% of the principal of our commercial real estate loans as of March 31, 2024. As of March 31, 2024, 100% of KREF loans financed through the CLOs are floating-rate loans.
(B)    The term of the CLO notes represents the rated final distribution date. Repayments of CLO notes are dependent on timing of underlying collateral loan asset repayments post reinvestment period.
(C)    Including deferred financing costs and applicable index in effect as of March 31, 2024. Average weighted by the outstanding principal of the facility.

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

	March 31, 2024
Non-Consolidated Senior Interests	Count	Principal Balance	Carrying Value	Wtd. Avg. Yield/Cost	Guarantee	Wtd. Avg. Term
Total loan	2	$233,278	n.a	S + 3.6%	n.a.	January 2026
Senior participation	2	188,611	n.a	S + 2.3%	n.a.	January 2026
Interests retained		44,667		S + 8.8%		January 2026

Secured Term Loan

In 2020, we entered into a $300.0 million secured term loan at a price of 97.5%. The secured term loan is partially amortizing, with an amount equal to 1.0% per annum of the principal balance due in quarterly installments. In 2021, we completed a $52.2 million add-on, for an aggregate principal amount of $350.0 million, which was issued at par. In 2023, the secured term loan was amended to transition the benchmark rate from LIBOR to SOFR. The new secured term loan bears coupon interest at Adjusted Term SOFR, as defined in the secured term loan agreements, plus a 3.50% margin, and is subject to a 0.50% SOFR floor.

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
•a consolidated tangible net worth covenant (75.0% of the aggregate net cash proceeds of any equity issuances made and any capital contributions received by us and KKR Real Estate Finance Holdings L.P. (our "Operating Partnership") or up to approximately $1,307.7 million, depending on the agreement; and
•a cash liquidity covenant (the greater of $10.0 million or 5.0% of our recourse indebtedness);
•a total indebtedness covenant (83.3% of our Total Assets, as defined in the applicable financing agreements)

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

As of March 31, 2024, we were in compliance with the covenants of our financing facilities.

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

Real Estate Owned and Joint Venture

In 2015, we originated a $177.0 million senior loan secured by a retail property in Portland, Oregon. In 2021, we took title to the retail property; such acquisition was accounted for as an asset acquisition under ASC 805. Accordingly, we recognized the property on our balance sheet as REO with a carrying value of $78.6 million, which included the estimated fair value of the property. In addition, we assumed $2.0 million in other net assets of the REO.

Concurrently with taking the title to the REO asset, we contributed a portion of the REO asset to a joint venture (the "REO JV") with a third party local development operator (“JV Partner”), whereby we have a 90% interest and the JV Partner has a 10% interest. As of March 31, 2024, the REO JV held REO assets with a net carrying value of $72.8 million. We have priority of distributions up to $79.8 million before the JV Partner can participate in the economics of the REO JV.

In 2019, we originated a $182.6 million senior loan secured by an office portfolio in Philadelphia, PA. In 2022, this loan was placed on nonaccrual status and subsequent interest collections were accounted for under the cost recovery method. As of September 30, 2023, the loan had a risk rating of 5 with an amortized cost of $151.1 million. On December 22, 2023, we received a $6.0 million partial repayment and then took title to the office property through a deed-in-lieu of foreclosure. The transaction was accounted for as an asset acquisition under ASC 805. Accordingly, we recorded the property with its net assets on the Condensed Consolidated Balance Sheet with an estimated fair value of $86.4 million, which included $1.3 million of cash received and $76.5 million, $24.6 million and $15.9 million allocated to REO held for sale, lease intangible and other assets, and leasing and other liabilities, respectively. As a result, we recognized a $58.7 million loan write-off for the difference between the carrying value of the foreclosed loan and the fair value of the REO’s net assets. As of March 31, 2024, the REO's assets and liabilities met the criteria to be classified as held for sale under ASC 360. As such, depreciation on the building and building improvements was suspended.

Results of Operations

Three Months Ended March 31, 2024 Compared to Three Months Ended December 31, 2023

The following table summarizes the changes in our results of operations for three months ended March 31, 2024 and December 31, 2023 (dollars in thousands, except per share data):

	Three Months Ended		Increase (Decrease)
	March 31, 2024	December 31, 2023	Dollars	Percentage
Net Interest Income
Interest income	$151,620	$165,024	$(13,404)	(8)%
Interest expense	112,476	118,532	(6,056)	(5)
Total net interest income	39,144	46,492	(7,348)	(16)
Other Income
Income (loss) from equity method investments	845	374	471	126
Other miscellaneous income	1,792	1,280	512	40
Revenue from real estate owned operations	4,978	2,520	2,458	98
Total other income	7,615	4,174	3,441	82
Operating Expenses
Provision for (reversal of ) credit losses, net	33,266	49,500	(16,234)	(33)
Management fee to affiliate	6,340	6,523	(183)	(3)
General and administrative	4,992	4,600	392	9
Expenses from real estate owned operations	5,549	2,957	2,592	88
Total operating expenses	50,147	63,580	(13,433)	(21)
Income (Loss) Before Income Taxes	(3,388)	(12,914)	9,526	74
Income tax expense	41	199	(158)	(79)
Net Income (Loss)	(3,429)	(13,113)	9,684	74
Net income (loss) attributable to noncontrolling interests	(321)	(226)	(95)	42
Net Income (Loss) Attributable to KKR Real Estate Finance Trust Inc. and Subsidiaries	(3,108)	(12,887)	9,779	76
Preferred stock dividends	5,326	5,326	—	—
Participating securities' share in earnings	305	525	(220)	(42)
Net Income (Loss) Attributable to Common Stockholders	$(8,739)	$(18,738)	$9,999	53

Net Income (Loss) Per Share of Common Stock
Basic and Diluted	$(0.13)	$(0.27)	$0.14	52

Weighted Average Number of Shares of Common Stock Outstanding
Basic and Diluted	69,386,568	69,384,309	2,259	—

Dividends Declared per Share of Common Stock	$0.25	$0.43	$(0.18)	(42)

Net Interest Income

Net interest income decreased by $7.3 million during the three months ended March 31, 2024, as compared to the preceding three-month period. This decrease was primarily due to the suspension of interest income accrual on loans accounted for under the cost recovery method and a decrease in prepayment fees compared to the preceding three-month period. During the three months ended March 31, 2024, $2.5 million of interest collections on nonaccrual loans were applied as a reduction to the loan amortized cost.

We recognized $4.7 million of deferred loan fees and origination discounts accreted into interest income during the three months ended March 31, 2024, as compared to $5.9 million for the preceding period. We recorded $5.0 million of deferred financing costs amortization into interest expense during the three months ended March 31, 2024, as compared to $5.7 million for the preceding period.

Other Income

Total other income increased by $3.4 million during the three months ended March 31, 2024, as compared to the preceding period. This increase was primarily due to a $2.5 million increase in revenue from REO operations, inclusive of net income from the REO assets we acquired in December 2023.

Operating Expenses

Total operating expenses decreased by $13.4 million during the three months ended March 31, 2024, as compared to the preceding period. This decrease was primarily due to a $16.2 million change in the provision for credit losses, partially offset by a $2.6 million increase in expenses from REO operations.

Three months ended March 31, 2024 Compared to Three months ended March 31, 2023

The following table summarizes the changes in our results of operations for the three months ended March 31, 2024 and 2023 (dollars in thousands, except per share data):

	Three Months Ended March 31,		Increase (Decrease)
	2024	2023	Dollars	Percentage
Net Interest Income
Interest income	$151,620	$152,530	$(910)	(1)%
Interest expense	112,476	105,976	6,500	6
Total net interest income	39,144	46,554	(7,410)	(16)
Other Income
Income (loss) from equity method investments	845	(347)	1,192	344
Other miscellaneous income	1,792	2,711	(919)	(34)
Revenue from real estate owned operations	4,978	2,246	2,732	122
Total other income (loss)	7,615	4,610	3,005	65
Operating Expenses
Provision for (reversal of ) credit losses, net	33,266	60,467	(27,201)	(45)
Management fee to affiliate	6,340	6,523	(183)	(3)
Incentive compensation to affiliate	—	1,811	(1,811)	n.m.
General and administrative	4,992	4,690	302	6
Expenses from real estate owned operations	5,549	2,758	2,791	101
Total operating expenses	50,147	76,249	(26,102)	(34)
Income (Loss) Before Income Taxes	(3,388)	(25,085)	21,697	86
Income tax expense	41	169	(128)	(76)
Net Income (Loss)	(3,429)	(25,254)	21,825	86
Net income (loss) attributable to noncontrolling interests	(321)	(177)	(144)	81
Net Income (Loss) Attributable to KKR Real Estate Finance Trust Inc. and Subsidiaries	(3,108)	(25,077)	21,969	88
Preferred stock dividends	5,326	5,326	—	—
Participating securities' share in earnings	305	407	(102)	(25)
Net Income (Loss) Attributable to Common Stockholders	$(8,739)	$(30,810)	$22,071	72

Net Income (Loss) Per Share of Common Stock
Basic and Diluted	$(0.13)	$(0.45)	$0.32	71

Weighted Average Number of Shares of Common Stock Outstanding
Basic and Diluted	69,386,568	69,095,011	291,557	—

Dividends Declared per Share of Common Stock	$0.25	$0.43	$(0.18)	(42)

Net Interest Income

Net interest income decreased by $7.4 million, during the three months ended March 31, 2024, as compared to the corresponding period in the prior year. This decrease was primarily due to suspension of interest income accrual on loans accounted for under the cost recovery method for the three months ended March 31, 2024, as compared to the prior year period. During the three months ended March 31, 2024, $2.5 million of interest collections on nonaccrual loans were applied as a cost reduction to the loan amortized cost.

We recognized $4.7 million of deferred loan fees and origination discounts accreted into interest income during the three months ended March 31, 2024, as compared to $5.9 million during the prior year period. We recorded $5.0 million of deferred financing costs amortization into interest expense during the three months ended March 31, 2024, as compared to $6.8 million during the prior year period.

Other Income

Total other income increased by $3.0 million during the three months ended March 31, 2024, as compared to the prior year period. This increase was primarily due to a $2.7 million increase in revenue from REO operations, inclusive of net income from the REO assets we acquired in December 2023.

Operating Expenses

Total operating expenses decreased by $26.1 million during the three months ended March 31, 2024, as compared to the prior year period. This decrease was primarily due to a $27.2 million change in the provision for credit losses and a $1.8 million decrease in Manager incentive compensation. The decrease was partially offset by a $2.8 million increase in expenses from REO operations.

Liquidity and Capital Resources

Overview

We have capitalized our business to date primarily through the issuance and sale of our common stock and preferred stock, borrowings from three master repurchase agreements, and borrowings from our Non-Mark-to-Market Financing Sources, which comprised of collateralized loan obligations, term lending agreements, term loan facility, secured term loan, asset specific financing, warehouse facility, corporate revolver and non-consolidated senior interests. Our Non-Mark-to-Market Financing Sources, which accounted for 78% of our total financing as of March 31, 2024, are not subject to credit or capital markets mark-to-market provisions. The remaining 22% of our total financing, which are comprised of three master repurchase agreements, are only subject to credit marks. We have not received any margin calls on our master repurchase agreements to date.

Our primary sources of liquidity include $106.5 million of cash on our Condensed Consolidated Balance Sheet, $450.0 million of available capacity on our corporate Revolver, $63.6 million of available borrowings under our financing arrangements based on existing collateral, and cash flows from operations. In addition, we had $108.4 million of unencumbered senior loans that can be financed, as of March 31, 2024. Our corporate Revolver and secured term loan are secured by corporate level guarantees and include net equity interests in the investment portfolio. We may seek additional sources of liquidity from syndicated financing, other borrowings (including borrowings not related to a specific investment) and future offerings of equity and debt securities.

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

As described in Note 9 to our condensed consolidated financial statements, we have off-balance sheet arrangements related to VIEs that we account for using the equity method of accounting and in which we hold an economic interest or have a capital commitment. Our maximum risk of loss associated with our interests in these VIEs is limited to the carrying value of our investment in the entity and any unfunded capital commitments. As of March 31, 2024, we held $35.1 million of interests in such entities, which does not include a remaining commitment of $4.3 million to RECOP I that we are required to fund if called.

The banking sector and financial market recently witnessed significant volatility resulting from multiple bank failures. While we maintained no accounts at these failed banks, substantially all of our cash currently on deposit with other major financial institutions exceeds insured limits. We limit exposure relating to our short-term financial instruments by diversifying these financial instruments among various counterparties. Generally, deposits may be redeemed upon demand and are maintained with financial institutions with reputable credit and therefore we believe bear minimal credit risk.

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

We have also entered into an equity distribution agreement with certain sales agents, pursuant to which we may sell, from time to time, up to an aggregate sales price of $100.0 million of our common stock, pursuant to a continuous offering program (the “ATM”), under the Shelf. Sales of our common stock made pursuant to the ATM may be made in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act. During the three months ended March 31, 2024, we did not sell any shares of common stock under the ATM. As of March 31, 2024, $93.2 million remained available for issuance under the ATM.

See Notes 5, 6, 7 and 10 to our condensed consolidated financial statements for additional details regarding our secured financing agreements, collateralized loan obligations, secured term loan and stock activity.

Debt-to-Equity Ratio and Total Leverage Ratio

The following table presents our debt-to-equity ratio and total leverage ratio:

	March 31, 2024	December 31, 2023
Debt-to-equity ratio(A)	2.1x	2.3x
Total leverage ratio(B)	4.1x	4.2x

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

Sources of Liquidity

Our primary sources of liquidity include cash and cash equivalents and available borrowings under our secured financing agreements, inclusive of our Revolver. Amounts available under these sources as of the date presented are summarized in the following table (dollars in thousands):

	March 31, 2024	December 31, 2023
Cash and cash equivalents	$106,517	$135,898
Available borrowings under revolving credit agreement	450,000	450,000
Available borrowings under master repurchase agreements	53,049	35,610
Available borrowings under term lending agreements	10,435	8,394
Available borrowings under asset specific financing	68	—
	$620,069	$629,902

We also had $108.4 million and $43.1 million of unencumbered senior loans that can be pledged to financing facilities subject to lender approval, as of March 31, 2024 and December 31, 2023, respectively. In addition to our primary sources of liquidity, we have the ability to access further liquidity through our ATM program and public offerings of debt and equity securities. Our existing loan portfolio also provides us with liquidity as loans are repaid or sold, in whole or in part, and the proceeds from repayment become available for us to invest.

Cash Flows

The following table sets forth changes in cash and cash equivalents for the three months ended March 31, 2024 and 2023 (dollars in thousands):

	Three Months Ended March 31,
	2024	2023
Cash Flows From Operating Activities	$34,488	$41,635
Cash Flows From Investing Activities	236,756	(113,080)
Cash Flows From Financing Activities	(300,770)	87,143
Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	$(29,526)	$15,698

Cash Flows from Operating Activities

Our cash flows from operating activities were primarily driven by our net interest income, which is driven by the income generated by our investments less financing costs. The following table sets forth interest received from, and paid for, our investments for the three months ended March 31, 2024 and 2023 (dollars in thousands):

	Three Months Ended March 31,
	2024	2023
Interest Received:
Commercial real estate loans	$147,237	$145,188
	147,237	145,188
Interest Paid:
Interest expense	108,407	95,339
Net interest collections	$38,830	$49,849

Our net interest collections were partially offset by cash used to pay management and incentive fees, as follows (dollars in thousands):

	Three Months Ended March 31,
	2024	2023
Management Fees to affiliate	$6,523	$6,578
Incentive Fees to affiliate	—	1,811
Total management and incentive fee payments	$6,523	$8,389

Cash Flows from Investing Activities

Our cash flows from investing activities consisted of cash outflows to fund new loan originations and our commitments under existing loan investments, partially offset by cash inflows from the principal repayments and sale of our loan investments. During the three months ended March 31, 2024, we funded $95.8 million of CRE loans and received $334.7 million from repayments of CRE loans.

During the three months ended March 31, 2023, we funded $201.9 million of CRE loans and received $89.7 million from the repayments of CRE loans.

Cash Flows from Financing Activities

Our cash flows from financing activities were primarily driven by (i) repayments of $382.1 million under our financing agreements and (ii) payment of $35.1 million in dividends, partially offset by borrowing proceeds of $118.8 million under our financing agreements during three months ended March 31, 2024.

During the three months ended March 31, 2023, our cash flows from financing activities were primarily driven by proceeds from borrowings under our financing agreements of $162.4 million, partially offset by (i) repayments of $39.6 million on borrowings under our financing agreements, and (ii) payment of $35.0 million in dividends.

Contractual Obligations and Commitments

The following table presents our contractual obligations and commitments (including interest payments) as of March 31, 2024 (dollars in thousands):

	Total	Less than 1 year	1 to 3 years	3 to 5 years	Thereafter
Master Repurchase Facilities(A)	$1,335,111	$89,186	$1,195,925	$50,000	$—
Term Lending Agreements(A)	1,175,486	—	594,197	581,289	—
Warehouse Facility	—	—	—	—	—
Term Loan Facility	572,323	110,858	156,366	305,099	—
Asset Specific Facility	288,631	—	100,000	188,631	—
Revolver(B)	160,000	160,000	—	—	—
Total secured financing agreements	3,531,551	360,044	2,046,488	1,125,019	—
Collateralized Loan Obligations	1,942,750	—	—	—	1,942,750
Secured Term Loan	342,125	3,500	7,000	331,625	—
Interest payable(C)	1,427,245	418,293	698,695	310,257	—
Future funding obligations(D)	724,998	458,744	260,942	5,312	—
RECOP I commitment	4,324	4,324	—	—	—
Total	$7,972,993	$1,244,905	$3,013,125	$1,772,213	$1,942,750

(A)    The allocation of repurchase facilities and term lending agreements is based on the earlier of (i) the maximum maturity of the underlying loans pledged as collateral or (ii) the maximum maturity of the respective financing agreements. Amounts borrowed are subject to a maximum 25.0% recourse limit.
(B)    Any amounts borrowed are full recourse to certain subsidiaries of KREF. Amounts are estimated based on the amount outstanding under the Revolver and the interest rate in effect as of March 31, 2024. This is only an estimate as actual amounts borrowed, the timing of repayments and interest rates may vary over time. The Revolver matures in March 2027.
(C)    The amounts are estimated by assuming the amounts outstanding under these facilities and the interest rates in effect as of March 31, 2024 will remain constant into the future. The actual amounts borrowed and rates may vary over time.
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

Credit Risk

Our investments are subject to credit risk, including the risk of default. The performance and value of our investments depend upon the sponsors' ability to operate the properties that serve as our collateral so that they produce cash flows adequate to pay interest and principal due to us. To monitor this risk, we review our investment portfolio and is in regular contact with the sponsors, monitoring performance of the collateral and enforcing our rights as necessary.
Inflation, rising interest rates and increasing costs may dampen consumer spending and slow corporate profit growth, which may negatively impact the value of underlying real estate collateral relating to our investments and impair our borrowers’ ability to execute on their business plans and potentially their ability to perform under the terms of their loan obligations.

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

As of March 31, 2024, our accruing loan portfolio and related portfolio financing by principal amount earned or paid a floating rate of interest indexed to Term SOFR. Accordingly, our interest income and expense will generally change directionally with index rates; however, in certain circumstances, rate floors relating to our loan portfolio may partially offset the impact from changing rates. As of March 31, 2024, a 50 basis point and a 100 basis point decrease in the index rates would decrease our expected cash flows by approximately $1.0 million and $2.1 million, or ($0.02) and ($0.03) per common share, respectively, for the following three-month period. Conversely, a 50 basis point and a 100 basis point increase in the index rates would increase our expected cash flows by approximately $1.0 million and $2.1 million, or $0.02 and $0.03 per common share, respectively, for the same period.

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

As of March 31, 2024, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2024, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) of the Exchange Act) occurred during the quarter ended March 31, 2024 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We did not repurchase any shares of our common stock during the three months ended March 31, 2024. As of March 31, 2024, we had $100.0 million of remaining capacity to repurchase shares under the program.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description

31.1	Certificate of Matthew A. Salem, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Kendra L. Decious, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of Matthew A. Salem, Chief Executive Officer, pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certificate of Kendra L. Decious, Chief Financial Officer, pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document With Embedded Linkbase Documents.

104	Cover Page Interactive Data File, formatted in Inline XBRL and contained in Exhibit 101.

_____________________

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KKR REAL ESTATE FINANCE TRUST INC.

Date:	April 23, 2024	By:	/s/ Matthew A. Salem
Name: Matthew A. Salem
Title: Chief Executive Officer
(Principal Executive Officer)

Date:	April 23, 2024	By:	/s/ Kendra L. Decious
Name: Kendra L. Decious
Title: Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)