Form 10-Q
period 2024-06-30
KKR Real Estate Finance Trust Inc.
filed 2024-07-22
CIK 1631596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024

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

The number of shares of the registrant's common stock, par value $0.01 per share, outstanding as of July 18, 2024 was 69,333,208.

KKR REAL ESTATE FINANCE TRUST INC.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2024

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

PART I — FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

KKR Real Estate Finance Trust Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)
(Amounts in thousands, except share and per share data)

	June 30, 2024	December 31, 2023
Assets
Cash and cash equivalents	$107,151	$135,898
Commercial real estate loans, held-for-investment	6,522,235	7,343,548
Less: Allowance for credit losses	(110,583)	(210,470)
Commercial real estate loans, held-for-investment, net	6,411,652	7,133,078
Real estate owned, held for investment, net	262,253	82,091
Real estate owned assets, held for sale	58,806	101,017
Equity method investment, real estate asset	82,008	—
Equity method investment, CMBS B-Pieces	35,258	35,076
Accrued interest receivable	36,445	41,003
Other assets(A)	70,193	19,455
Total Assets	$7,063,766	$7,547,618

Liabilities and Equity
Liabilities
Secured financing agreements, net	$3,285,673	$3,782,419
Collateralized loan obligations, net	1,941,140	1,942,171
Secured term loan, net	334,623	335,331
Accrued interest payable	16,696	20,207
Dividends payable	17,333	29,805
Real estate owned liabilities, held for sale	3,383	15,883
Due to affiliates	8,120	8,270
Other liabilities	17,566	9,350
Total Liabilities	5,624,534	6,143,436

Commitments and Contingencies (Note 13)	—	—

Equity
Preferred Stock, $0.01 par value, 50,000,000 shares authorized
Series A cumulative redeemable preferred stock, (13,110,000 shares issued and outstanding as of June 30, 2024 and December 31, 2023); liquidation preference of $327,750, or $25.00 per share	131	131
Common stock, $0.01 par value, 300,000,000 authorized (69,333,208 shares issued and outstanding as of June 30, 2024; 75,299,556 shares issued and 69,313,860 shares outstanding as of December 31, 2023)	693	693
Additional paid-in capital	1,722,834	1,815,077
Accumulated deficit	(337,547)	(314,370)
Repurchased stock (5,985,696 shares repurchased as of December 31, 2023)	—	(96,764)
Total KKR Real Estate Finance Trust Inc. Stockholders’ Equity	1,386,111	1,404,767
Noncontrolling interests in equity of consolidated joint ventures	53,121	(585)
Total Equity	1,439,232	1,404,182
Total Liabilities and Equity	$7,063,766	$7,547,618
(A)    Includes $57.0 million of loan principal repayments held by a servicer as of June 30, 2024.

See Notes to Condensed Consolidated Financial Statements.

KKR Real Estate Finance Trust Inc. and Subsidiaries

Condensed Consolidated Statements of Income (Unaudited)
(Amounts in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net Interest Income
Interest income	$149,249	$159,629	$300,869	$312,159
Interest expense	108,816	115,677	221,292	221,653
Total net interest income	40,433	43,952	79,577	90,506

Other Income
Income (loss) from equity method investments	618	551	1,463	204
Other miscellaneous income	1,432	4,437	3,224	7,148
Revenue from real estate owned operations	5,785	1,984	10,763	4,230
Gain (loss) on sale of investments	(615)	—	(615)	—
Total other income	7,220	6,972	14,835	11,582

Operating Expenses
Provision for credit losses, net	4,545	56,335	37,811	116,802
Management fee to affiliate	6,373	6,559	12,713	13,082
Incentive compensation to affiliate	—	611	—	2,422
General and administrative	4,795	4,710	9,787	9,400
Expenses from real estate owned operations	6,341	2,656	11,890	5,414
Total operating expenses	22,054	70,871	72,201	147,120

Income (Loss) Before Income Taxes	25,599	(19,947)	22,211	(45,032)
Income tax expense	71	177	112	346
Net Income (Loss)	25,528	(20,124)	22,099	(45,378)
Net income (loss) attributable to noncontrolling interests	(304)	(96)	(625)	(273)
Net Income (Loss) Attributable to KKR Real Estate Finance Trust Inc. and Subsidiaries	25,832	(20,028)	22,724	(45,105)
Preferred stock dividends	5,326	5,326	10,652	10,652
Participating securities' share in earnings	283	418	588	825
Net Income (Loss) Attributable to Common Stockholders	$20,223	$(25,772)	$11,484	$(56,582)

Net Income (Loss) Per Share of Common Stock
Basic and Diluted	$0.29	$(0.37)	$0.17	$(0.82)
Weighted Average Number of Shares of Common Stock Outstanding
Basic and Diluted	69,423,244	69,115,654	69,404,906	69,105,389

Dividends Declared per Share of Common Stock	$0.25	$0.43	$0.50	$0.86

See Notes to Condensed Consolidated Financial Statements.

KKR Real Estate Finance Trust Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Equity (Unaudited)
(Amounts in thousands, except share data)

	Series A Preferred Stock		Common Stock
	Shares	Par Value	Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Repurchased Stock	Total KKR Real Estate Finance Trust Inc. Stockholders' Equity	Noncontrolling Interests in Equity of Consolidated Joint Ventures	Total Equity
Balance at December 31, 2023	13,110,000	$131	69,313,860	$693	$1,815,077	$(314,370)	$(96,764)	$1,404,767	$(585)	$1,404,182
Series A preferred dividends declared, $0.41 per share	—	—	—	—	—	(5,326)	—	(5,326)	—	(5,326)
Common dividends declared, $0.25 per share	—	—	—	—	—	(17,328)	—	(17,328)	—	(17,328)
Participating security dividends declared, $0.25 per share	—	—	—	—	—	(305)	—	(305)	—	(305)
Stock-based compensation, net	—	—	—	—	2,296	—	—	2,296	—	2,296
Net income (loss)	—	—	—	—	—	(3,108)	—	(3,108)	(321)	(3,429)
Balance at March 31, 2024	13,110,000	$131	69,313,860	$693	$1,817,373	$(340,437)	$(96,764)	$1,380,996	$(906)	$1,380,090
Series A preferred dividends declared, $0.41 per share	—	—	—	—	—	(5,326)	—	(5,326)	—	(5,326)
Common dividends declared, $0.25 per share	—	—	—	—	—	(17,333)	—	(17,333)	—	(17,333)
Participating security dividends declared, $0.25 per share	—	—	—	—	—	(283)	—	(283)	—	(283)
Stock-based compensation, net	—	—	19,348	*	2,225	—	—	2,225	—	2,225
Retirement of repurchased stock	—	—	—	—	(96,764)	—	96,764	—	—	—
Net income (loss)	—	—	—	—	—	25,832	—	25,832	(304)	25,528
Contribution by noncontrolling interests	—	—	—	—	—	—	—	—	54,331	54,331
Balance at June 30, 2024	13,110,000	$131	69,333,208	$693	$1,722,834	$(337,547)	$—	$1,386,111	$53,121	$1,439,232
* Rounds to zero.
See Notes to Condensed Consolidated Financial Statements.

	Series A Preferred Stock		Common Stock
	Shares	Par Value	Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Repurchased Stock	Total KKR Real Estate Finance Trust Inc. Stockholders' Equity	Noncontrolling Interests in Equity of Consolidated Joint Venture	Total Equity
Balance at December 31, 2022	13,110,000	$131	69,095,011	$691	$1,808,983	$(141,503)	$(96,764)	$1,571,538	$(102)	$1,571,436
Series A preferred dividends declared, $0.41 per share	—	—	—	—	—	(5,326)	—	(5,326)	—	(5,326)
Common dividends declared, $0.43 per share	—	—	—	—	—	(29,711)	—	(29,711)	—	(29,711)
Participating security dividends declared, $0.43 per share	—	—	—	—	—	(407)	—	(407)	—	(407)
Stock-based compensation, net	—	—	—	—	2,152	—	—	2,152	—	2,152
Net income (loss)	—	—	—	—	—	(25,077)	—	(25,077)	(177)	(25,254)
Contribution by noncontrolling interest	—	—	—	—	—	—	—	—	255	255
Balance at March 31, 2023	13,110,000	$131	69,095,011	$691	$1,811,135	$(202,024)	$(96,764)	$1,513,169	$(24)	$1,513,145
Series A preferred dividends declared, $0.41 per share	—	—	—	—	—	(5,326)	—	(5,326)	—	(5,326)
Common dividends declared, $0.43 per share	—	—	—	—	—	(29,716)	—	(29,716)	—	(29,716)
Participating security dividends declared, $0.43 per share	—	—	—	—	—	(418)	—	(418)	—	(418)
Stock-based compensation, net	—	—	11,050	*	2,174	—	—	2,174	—	2,174
Net income (loss)	—	—	—	—	—	(20,028)	—	(20,028)	(96)	(20,124)
Balance at June 30, 2023	13,110,000	$131	69,106,061	$691	$1,813,309	$(257,512)	$(96,764)	$1,459,855	$(120)	$1,459,735
* Rounds to zero.
See Notes to Condensed Consolidated Financial Statements.

KKR Real Estate Finance Trust Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)
(Amounts in thousands)

	Six Months Ended June 30,
	2024	2023
Cash Flows From Operating Activities
Net income (loss)	$22,099	$(45,378)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Accretion of deferred loan fees and discounts	(9,584)	(12,390)
Payment-in-kind interest	(279)	—
Amortization of deferred debt issuance costs and discounts	9,280	13,894
(Income) loss from equity method investment	(182)	1,363
Provision for credit losses, net	37,811	116,802
Stock-based compensation expense	4,522	4,326
(Gain) loss on sale of investments	615	—
Changes in operating assets and liabilities:
Assets related to real estate owned, held for sale, net of liabilities	1,864	—
Accrued interest receivable, net	4,487	(507)
Other assets	(664)	140
Accrued interest payable	(3,511)	407
Due to affiliates	(150)	(127)
Other liabilities	(1,177)	(1,422)
Net cash provided by (used in) operating activities	65,131	77,108

Cash Flows From Investing Activities
Proceeds from principal repayments of commercial real estate loans	660,698	435,155
Originations and fundings of commercial real estate loans	(186,446)	(374,585)
Capital expenditures on real estate owned	(7,401)	(1,174)
Payment to acquire real estate owned	(363)	—
Net payment on sale of real estate owned, held for sale	(1,092)	—
Payment to acquire equity method investment, real estate asset	(627)	—
Net cash provided by (used in) investing activities	464,769	59,396

Cash Flows From Financing Activities
Proceeds from borrowings under secured financing agreements	266,607	556,343
Proceeds from noncontrolling interest contributions	—	255
Principal repayments on borrowings under secured financing agreements	(771,505)	(504,679)
Principal repayments on borrowings under convertible notes	—	(143,750)
Payments of debt and collateralized debt obligation issuance costs	(2,857)	(2,300)
Payments of common stock dividends	(47,133)	(59,422)
Payments of preferred stock dividends	(10,652)	(10,652)
Net cash provided by (used in) financing activities	(565,540)	(164,205)

Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	(35,640)	(27,701)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	148,313	250,621
Cash, Cash Equivalents and Restricted Cash at End of Period	$112,673	$222,920
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$107,151	$207,698
Restricted cash (Note 8)	5,522	15,222
Total cash, cash equivalents and restricted cash shown in the Condensed Consolidated Statements of Cash Flows	$112,673	$222,920

	Six Months Ended June 30,
	2024	2023
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$215,524	$207,352
Cash paid during the period for income taxes	216	134
Supplemental Schedule of Non-Cash Investing and Financing Activities
Dividend declared, not yet paid	17,333	29,716
Loan funding held in escrow	7,325	—
Loan principal repayments held by a servicer	57,044	—
Deferred financing costs, not yet paid	1,797	—
Acquisition of real estate owned	175,000	—
Acquisition of other assets related to real estate owned	240	—
Assumption of other liabilities related to real estate owned	(807)	—
Transfer of senior loan to real estate owned	120,052	—
Noncontrolling interest contribution to real estate owned	54,331	—
Transfer of senior loan to equity method investment, real estate asset	82,008	—
Sale of real estate owned, held for sale, net of closing costs	28,948	—
Seller financing provided on sale of real estate owned, held for sale, net	30,040	—
Modifications accounted for as repayments and new loans, net of write-offs	—	111,000

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

As of June 30, 2024, KKR beneficially owned 10,000,001 shares, or 14.4% of KREF's outstanding common stock.

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

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)
Real Estate Owned Joint Venture — KREF has two joint ventures that hold the majority of KREF’s investments in real estate owned (“REO”) and determined the joint ventures to be VIEs (Note 9). KREF owns a majority of the equity interests in the joint ventures and participates in the profits and losses. Management concluded that KREF is the primary beneficiary of the joint ventures as KREF holds decision-making power over the activities that most significantly impact the economic performance and has the obligation to absorb losses or the right to receive benefits that could be potentially significant to the joint ventures.

Noncontrolling Interests — Noncontrolling interests represent the ownership interests in certain consolidated subsidiaries held by entities or persons other than KREF. These noncontrolling interests do not include redemption features and are presented as "Noncontrolling interests in equity of consolidated joint ventures" on the Condensed Consolidated Balance Sheets.

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

Valuation Process — The Manager reviews the valuation of Level 3 financial instruments as part of KKR's quarterly process. As of June 30, 2024, KKR’s valuation process for Level 3 measurements, as described below, subjected valuations to the review and oversight of various committees. KKR has a global valuation committee assisted by the asset class-specific valuation committees, including a real estate valuation committee that reviews and approves all preliminary Level 3 valuations for real estate assets, including the financial instruments held by KREF. The global valuation committee is responsible for coordinating and implementing KKR’s valuation process to ensure consistency in the application of valuation principles across portfolio investments and between periods. All Level 3 valuations are also subject to approval by the global valuation committee.

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

Refer to Note 15 for additional information regarding the valuation of KREF's financial assets and liabilities.

Transfer of Financial Assets and Financing Agreements — KREF will, from time to time, transfer loans, securities and other assets as well as finance assets in the form of secured borrowings. In each case, management evaluates whether the transaction constitutes a sale through legal isolation of the transferred financial asset from KREF, the ability of the transferee to pledge or exchange the transferred asset without constraint and the transfer of control of the transferred asset. For transfers that constitute sales, KREF (i) recognizes the financial assets it retains and liabilities it has incurred, if any, (ii) derecognizes the financial assets it has sold, and derecognizes liabilities when extinguished and (iii) recognizes a realized gain, or loss, based upon the excess, or deficient, proceeds received over the carrying value of the transferred asset. KREF does not recognize a gain, or loss, on interests retained, if any, where management elected the fair value option prior to sale.

Balance Sheet Measurement

Cash and Cash Equivalents and Restricted Cash — KREF considers cash equivalents as highly liquid short-term investments with maturities of 90 days or less when purchased. KREF maintains its cash deposits with major financial institutions. Substantially all such amounts on deposit exceed insured limits.

KREF must maintain sufficient cash and cash equivalents to satisfy liquidity covenants related to its secured financing agreements. However, such amounts are not restricted from use in KREF's current operations, and KREF does not present these cash and cash equivalents as restricted. As of June 30, 2024 and December 31, 2023, KREF was required to maintain unrestricted cash and cash equivalents of at least $54.4 million and $60.2 million, respectively, to satisfy its liquidity covenants (Note 5).

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)
As of June 30, 2024 and December 31, 2023, KREF had $5.5 million and $12.4 million of restricted cash held in lender-controlled bank accounts, respectively. Such amounts are presented within "Other Assets" in the Condensed Consolidated Balance Sheets (Note 8).

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

Commencing in the second quarter of 2024, KREF estimated CECL reserves using the Weighted-Average Remaining Maturity, or the WARM method, which has been identified as a loss-rate method for estimating CECL reserves under GAAP. Under the WARM method, KREF references historical loan loss data across a comparable data set and applies such loss rate to each loan over its expected remaining term, taking into consideration expected economic conditions over the relevant timeframe.

To arrive at a CECL reserve using the WARM method, KREF considers various factors including (i) historical loss experience in the commercial real estate lending market, (ii) timing of expected repayments and expected loan future funding, and (iii) KREF’s view of the current and future macroeconomic environment for a reasonable and supportable forecast period. KREF derives a historical loss rate predominately based on a commercial mortgage-backed securities (“CMBS”) database with historical losses from 1998 through 2024 provided by a third party. KREF focuses on the most relevant subset of CMBS data that is determined to be the most comparable to its own portfolio. The historical loss rate is further adjusted to consider expected macroeconomic conditions over reasonable and supportable forecast periods, such as considering commercial real estate price indices, unemployment rates and market liquidity. There is significant uncertainty related to future macroeconomic conditions. Therefore, KREF also considers other loan specific credit quality factors such as the risk rating of the loan, a near-term maturity, nature of construction loans, and economic conditions specific to the property type of the underlying collateral.

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

KREF may adopt other acceptable alternative approaches to estimate the CECL reserve in the future based on factors such as, but not limited to, the type of loan, the underlying collateral and the availability of relevant historical market loan loss data.

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

Dividends Payable — KREF records dividends payable on its common stock and preferred stock upon declaration of such dividends. In June 2024, KREF's board of directors declared a dividend of $0.25 per share of common stock to stockholders of record as of June 28, 2024, which was accrued in “Dividends payable” on KREF’s Condensed Consolidated Balance Sheets as of June 30, 2024 and was subsequently paid on July 15, 2024. In April 2024, KREF's board of directors declared a dividend of $0.41 per each issued and outstanding share of the Company’s 6.50% Series A Cumulative Redeemable Preferred Stock, which represents an annual dividend of $1.625 per share. The dividend was paid on June 14, 2024 to KREF’s preferred stockholders of record as of May 31, 2024.

Repurchased Stock — KREF accounts for repurchases of its common stock based on the settlement date and presents repurchased stock in “Repurchased stock” on its Condensed Consolidated Balance Sheets (Note 10). Payments for stock

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)
repurchases that are not yet settled as of the reporting date are presented within “Other assets” on the Condensed Consolidated Balance Sheets. As of June 30, 2024, all shares repurchased by KREF were retired.

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

Gain (Loss) on Sale of Investments — KREF recognizes the excess, or deficiency, of net proceeds received, less the net carrying value of such investments, as gains or losses, respectively.

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

Accrued Interest Receivables — KREF elected not to measure an allowance for credit losses for accrued interest receivables. KREF generally writes off an accrued interest receivable balance when interest is 90 days or more past due unless the loan is both well secured and in the process of collection. Write-offs of accrued interest receivable are recognized as "Provision for (reversal of) credit losses, net" in the Condensed Consolidated Statements of Income.

Tenant Receivables — KREF periodically reviews its REO tenant receivables for collectability, taking into consideration changes in factors such as the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area where the property is located. Tenant receivables, including receivables arising from the straight-lining of rents, are written-off directly when management deems that the collectability of substantially all future lease payments from a specified lease is not probable, at which point, KREF will begin recognizing revenue on a cash basis, based on actual amounts received (Note 4). Any receivables that are deemed to be uncollectible are recognized as a reduction to “Revenue from real estate owned operations” in the Condensed Consolidated Statements of Income.

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

As of June 30, 2024 and December 31, 2023, KREF did not have any material deferred tax assets or liabilities arising from future tax consequences attributable to differences between the carrying amounts of existing assets and liabilities in accordance with GAAP and their respective tax bases.

KREF recognizes tax benefits for uncertain tax positions only if it is more likely than not that the position is sustainable based on its technical merits. Interest and penalties on uncertain tax positions are included as a component of the provision for income taxes in KREF's Condensed Consolidated Statements of Income. As of June 30, 2024, KREF did not have any material uncertain tax positions.

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

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)
Note 3. Commercial Real Estate Loans

The following table summarizes KREF's investments in commercial real estate loans as of June 30, 2024 and December 31, 2023:

					Weighted Average(C)
Loan Type	Outstanding Principal	Amortized Cost(A)	Carrying Value(B)	Loan Count	Floating Rate Loan %	Coupon(D)	Life (Years)(E)
June 30, 2024
Loans held-for-investment(F)
Senior loans	$6,530,103	$6,515,050	$6,404,494	60	98.8%	8.6%	2.4
Mezzanine loans	7,167	7,185	7,158	1	100.0	18.4	1.4
Total/Weighted Average	$6,537,270	$6,522,235	$6,411,652	61	98.8%	8.6%	2.4
December 31, 2023
Loans held-for-investment(F)
Senior loans	$7,324,758	$7,298,844	$7,089,930	67	98.9%	8.7%	2.7
Mezzanine loans	44,667	44,704	43,148	2	100.0	14.1	2.1
Total/Weighted Average	$7,369,425	$7,343,548	$7,133,078	69	98.9%	8.7%	2.7
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
(E)    The weighted average life assumes all extension options are exercised by the borrowers.
(F)    Excludes fully written off loans.

Activity — For the six months ended June 30, 2024, the loan portfolio activity was as follows:

	Amortized Cost	Allowance for Credit Losses	Carrying Value
Balance at December 31, 2023	$7,343,548	$(210,470)	$7,133,078
Originations and future fundings, net(A)(B)	223,811	—	223,811
Proceeds from loan repayments and cost recovery interest(C)	(717,742)	—	(717,742)
Accretion of loan discount and other amortization, net	9,584	—	9,584
Payment-in-kind interest	279	—	279
(Provision for) Reversal of credit losses	—	(35,925)	(35,925)
Write-offs charged(D)	(136,037)	136,037	—
Write-offs recovered	225	(225)	—
Transfer to real estate owned	(201,433)	—	(201,433)
Balance at June 30, 2024	$6,522,235	$(110,583)	$6,411,652
(A)    Net of applicable premiums, discounts and deferred loan origination costs. Includes fundings on previously originated loans.
(B)     Includes $7.3 million of loan funding held in escrow.
(C)    Includes $2.5 million of cost recovery interest collections applied as a reduction to loan amortized cost during the first quarter of 2024.
(D)    Includes a combined $98.5 million write-off on two defaulted senior loans upon deed-in-lieu of foreclosure (Note 4) and a $37.5 million write-off on a mezzanine loan during the second quarter of June 30, 2024.

As of June 30, 2024 and December 31, 2023, there were $10.7 million and $20.8 million, respectively, of unamortized origination discounts and deferred fees included in "Commercial real estate loans, held-for-investment, net" on the Condensed Consolidated Balance Sheets. During the three and six months ended June 30, 2024, KREF recognized net accelerated fee income of $0.5 million relating to loan repayments. During the three and six months ended June 30, 2023, KREF recognized prepayment fee income of $0.8 million and $1.1 million and net accelerated fee income of $0.9 million and $1.2 million, respectively.

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

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)
In January 2023, KREF modified a risk-rated 5 senior office loan located in Philadelphia, PA, with an outstanding principal balance of $161.0 million. The terms of the modification included, among others, a $25.0 million principal repayment and a restructure of the $136.0 million senior loan (after the $25.0 million repayment) into (i) a $116.5 million committed senior mortgage loan (with $5.5 million in unfunded commitment) and (ii) a $25.0 million junior mezzanine note. The restructured senior loan earns a coupon rate of S+2.75% and has a new term of up to four years, assuming all extension options are exercised. The $25.0 million junior mezzanine note is subordinate to a new $41.5 million committed senior mezzanine note held by the sponsor (with $16.5 million in unfunded commitment) and was deemed uncollectible and written off in December 2022. The loan modification was accounted for as a new loan for GAAP purposes. The restructured senior loan with an outstanding principal balance of $114.3 million was risk-rated 3 as of June 30, 2024.

In June 2023, KREF modified a risk-rated 5 senior office loan located in Minneapolis, MN, with an outstanding principal balance of $194.4 million. The terms of the modification included, among others, a restructure of the $194.4 million senior loan into (i) a $120.0 million senior mortgage loan (fully funded) and (ii) a $79.4 million mezzanine note (with $5.0 million in unfunded commitment). The restructured senior loan earns a coupon rate of S+2.25% and the mezzanine note earns a fixed 4.5% PIK interest rate. Post modification, the whole loan’s maximum maturity is July 2025, assuming all extension options are exercised. The restructured whole loan with an outstanding principal balance of $194.4 million was risk-rated 5 as of June 30, 2024.

In September 2023, KREF modified a risk-rated 4 senior office loan located in Chicago, IL, with an outstanding principal balance of $118.4 million. The terms of the modification included, among others, a $15.0 million principal repayment, a $15.0 million reduction in unfunded loan commitment, and a restructure of the $103.4 million senior loan (after the $15.0 million repayment) into (i) a $105.0 million committed senior mortgage loan (with $16.6 million in unfunded commitment) and (ii) a $15.0 million subordinated note which is subordinate to a new $18.5 million sponsor interest. The restructured senior loan earns a coupon rate of S+2.25% and has a new term of five years. The $15.0 million subordinated note was deemed uncollectible and written off. The loan modification was accounted for as a new loan for GAAP purposes. The restructured senior loan with an outstanding principal balance of $88.4 million was risk-rated 3 as of June 30, 2024.

In June 2024, KREF modified a risk-rated 5 mezzanine office loan located in Boston, MA, with an outstanding principal balance of $37.5 million. The terms of the modification included, among others, a restructure of the mezzanine loan into (i) a $12.5 million senior mezzanine note and (ii) a $25.0 million junior mezzanine note which is subordinate to a new $10.0 million sponsor interest. The senior and junior mezzanine notes earn a PIK interest rate of S+7.0% and have a maximum maturity of February 2028. Both mezzanine notes were deemed uncollectible and written off in June 2024.

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

The following tables summarize the carrying value of the loan portfolio based on KREF's internal risk ratings:

June 30, 2024					December 31, 2023
Risk Rating	Number of Loans(A)	Carrying Value	Total Loan Exposure(B)	Total Loan Exposure %	Number of Loans(A)	Carrying Value	Total Loan Exposure(B)	Total Loan Exposure %
1	—	$—	$—	—%	—	$—	$—	—%
2	2	19,832	58,386	1	2	19,392	57,925	1
3	54	5,913,015	5,923,297	90	60	6,493,506	6,511,894	86
4	4	399,275	399,798	6	4	325,286	476,112	6
5	1	190,113	194,400	3	3	505,364	512,105	7
Total loan receivable	61	$6,522,235	$6,575,881	100%	69	$7,343,548	$7,558,036	100%
Allowance for credit losses		(110,583)				(210,470)
Loan receivable, net		$6,411,652				$7,133,078
* Numbers presented may not foot due to rounding.
(A)    Excludes fully written off loans.
(B)    In certain instances, KREF finances its loans through the non-recourse sale of a senior interest that is not included in the condensed consolidated financial statements. Total loan exposure includes the entire loan KREF originated and financed, including $38.6 million and $188.6 million of such non-consolidated interests as of June 30, 2024 and December 31, 2023, respectively.

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)
As of June 30, 2024, the average risk rating of KREF's portfolio was 3.1, weighted by total loan exposure, as compared to 3.2 as of March 31, 2024 and December 31, 2023.

Loan Vintage — The following tables present the amortized cost of the loan portfolio by KREF's internal risk rating and year of origination. The risk ratings are updated as of June 30, 2024 and December 31, 2023 in the corresponding table.

June 30, 2024
			Amortized Cost by Year of Origination(A)
Risk Rating	Number of Loans(B)	Outstanding Principal(B)	2024	2023	2022	2021	2020	Prior	Total
Commercial Real Estate Loans
1	—	$—	$—	$—	$—	$—	$—	$—	$—
2	2	19,775	—	—	—	—	19,832	—	19,832
3	54	5,923,297	30,041	203,562	1,765,418	3,352,886	217,186	343,922	5,913,015
4	4	399,798	—	—	292,899	106,376	—	—	399,275
5	1	194,400	—	—	—	—	—	190,113	190,113
	61	$6,537,270	$30,041	$203,562	$2,058,317	$3,459,262	$237,018	$534,035	$6,522,235
Year-to-date gross write-offs charged			$—	$—	$—	$136,037	$—	$—	$136,037
Year-to-date gross write-offs recovered			$—	$—	$—	$—	$—	$225	$225

December 31, 2023
			Amortized Cost by Year of Origination(A)
Risk Rating	Number of Loans(B)	Outstanding Principal(B)	2023	2022	2021	2020	2019	Prior	Total
Commercial Real Estate Loans
1	—	$—	$—	$—	$—	$—	$—	$—	$—
2	2	19,314	—	—	—	19,392	—	—	19,392
3	60	6,511,894	203,576	1,953,866	3,323,800	217,375	517,491	277,398	6,493,506
4	4	326,112	—	184,539	140,748	—	—	—	325,286
5	3	512,105	—	—	315,240	—	—	190,123	505,364
	69	$7,369,425	$203,576	$2,138,405	$3,779,788	$236,767	$517,491	$467,521	$7,343,548
Year-to-date gross write-offs charged			$—	$—	$—	$—	$73,706	$—	$73,706
(A)    Represents the date a loan was originated or acquired. Origination dates are subsequently updated to reflect material loan modifications.
(B)    Excludes fully written off loans.

Allowance for Credit Losses — The following tables present the changes to the allowance for credit losses for the six months ended June 30, 2024 and 2023, respectively:

	Commercial Real Estate Loans	Unfunded Loan Commitments	Total
Balance at December 31, 2023	$210,470	$2,052	$212,522
Provision for (reversal of) credit losses, net	35,925	1,886	37,811
Write-offs charged	(136,037)	—	(136,037)
Write-off recovered	225	—	225
Balance at June 30, 2024	$110,583	$3,938	$114,521

	Commercial Real Estate Loans	Unfunded Loan Commitments	Total
Balance at December 31, 2022	$106,974	$4,138	$111,112
Provision for (reversal of) credit losses, net	116,793	9	116,802
Balance at June 30, 2023	$223,767	$4,147	$227,914

As of June 30, 2024, the allowance for credit losses was $114.5 million. The CECL provision of $37.8 million for the six months ended June 30, 2024 was primarily due to additional reserves on a risk-rated 5 senior loan predominantly in the office sector, as well as macroeconomic conditions.

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)
KREF had a risk-rated 5 senior office loan located in Minneapolis, MN, originated in November 2017. The property is located in a challenged leasing market. As of June 30, 2024, the loan had an outstanding principal balance of $194.4 million, an unfunded commitment of $5.0 million and an amortized cost of $190.1 million. In June 2023, KREF restructured the $194.4 million senior loan into (i) a $120.0 million senior mortgage loan (fully funded) and (ii) a $79.4 million mezzanine note (with $5.0 million in unfunded commitment). The restructured senior loan earns a coupon rate of S+2.25% and the mezzanine note earns a fixed 4.5% PIK interest rate. Post modification, the whole loan’s maximum maturity is July 2025, assuming all extension options are exercised. Since June 2023, the senior loan has been on nonaccrual status. During the three and six months ended June 30, 2024, KREF recognized $2.3 million and $4.6 million, respectively, of interest income on this loan.

The 5-rated loan was determined to be collateral dependent as of June 30, 2024. KREF estimated expected losses based on the loan’s collateral fair value, which was determined by applying a capitalization rate of 9.3% and a discount rate of 10.0%.

As of June 30, 2023, the allowance for credit losses was $227.9 million. The CECL provision of $116.8 million for the six months ended June 30, 2023 was primarily due to additional reserves on risk-rated 5 senior loans predominantly in the office sector, as well as macroeconomic conditions.

Concentration of Credit Risk — The following tables present the geographies and property types of collateral underlying KREF's commercial real estate loans as a percentage of the loans' principal amounts:

	June 30, 2024	December 31, 2023		June 30, 2024	December 31, 2023
Geography			Collateral Property Type
California	17.8%	17.7%	Multifamily	45.9%	41.9%
Texas	17.0	15.3	Office	20.1	22.2
Massachusetts	12.1	10.4	Industrial	14.2	14.5
Florida	7.9	8.7	Life Science	10.5	10.2
Virginia	7.6	7.7	Hospitality	3.7	5.0
Washington D.C.	4.8	6.3	Self-Storage	2.3	1.7
North Carolina	4.7	4.1	Student Housing	1.7	1.5
Pennsylvania	4.4	3.5	Single Family Rental	1.1	0.9
New York	3.8	6.1	Mixed Use	0.5	—
Washington	3.5	4.2	Condo (Residential)	—	2.0
Minnesota	2.9	2.6	Retail	—	0.1
Arizona	2.8	3.3	Total	100.0%	100.0%
Georgia	2.8	2.7
Nevada	2.3	2.1
Illinois	1.6	1.4
Colorado	1.3	1.1
Other U.S.	2.7	2.8
Total	100.0%	100.0%

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)
Note 4. Real Estate Owned

Real Estate Owned, Held For Investment

Portland Retail / Redevelopment — In 2015, KREF originated a $177.0 million senior loan secured by a retail property in Portland, OR. In December 2021, KREF took title to the retail property and accounted for the property on a consolidated basis (Note 9). The transaction was accounted for as an asset acquisition under ASC 805. Accordingly, KREF recorded the property on the Condensed Consolidated Balance Sheets as REO with a carrying value of $78.6 million, which included the estimated fair value of the property. KREF contributed a portion of the REO asset with a carrying value of $68.9 million to a joint venture (the "REO JV") with a third party local developer (“JV Partner”), whereby KREF had a 90% interest and the JV Partner had a 10% interest. The JV Partner's interest in the property was presented within "Noncontrolling interests in equity of consolidated joint ventures" on the Condensed Consolidated Balance Sheets. In September 2023, the REO JV submitted a conceptual master plan to the City of Portland’s Bureau of Development Services in an application for a Design Advice Request (DAR) meeting with the City's Design Commission.

Mountain View Office — In 2021, KREF co-originated with a KKR affiliate a committed $362.8 million senior loan secured by an office property in Mountain View, CA. KREF's interest was 68.9% of the loan or $250.0 million. As of March 31, 2024, the KREF loan had a risk rating of 5 with an amortized cost of $198.9 million. In June 2024, KREF and the KKR affiliate took title to the office property through a deed-in-lieu of foreclosure and KREF accounted for the property on a consolidated basis (Note 9). The transaction was accounted for as an asset acquisition under ASC 805. Accordingly, KREF recorded the property and its net assets on the Condensed Consolidated Balance Sheets with an estimated fair value of $174.7 million, which included $175.0 million of REO held for investment and ($0.3) million of net working capital. As a result, KREF recognized a $79.9 million loan write-off for the difference between KREF's interest in the amortized cost of the foreclosed loan and KREF's share of the fair value of the REO’s net assets and closing costs. The KKR affiliate's interest in the property was 31.1%, or $54.3 million as of June 30, 2024, and was presented within "Noncontrolling interests in equity of consolidated joint ventures" on the Condensed Consolidated Balance Sheets.

Real Estate Owned, Held For Sale

Philadelphia Office / Garage — In 2019, KREF originated a $182.6 million senior loan secured by an office portfolio in Philadelphia, PA. As of September 30, 2023, the loan had a risk rating of 5 with an amortized cost of $151.1 million. In December 2023, KREF received a $6.0 million partial repayment and then took title to the office property through a deed-in-lieu of foreclosure. The transaction was accounted for as an asset acquisition under ASC 805. Accordingly, KREF recorded the portfolio and its net assets on the Condensed Consolidated Balance Sheets with an estimated fair value of $86.4 million, which included $1.3 million of cash received and $76.5 million, $24.6 million and $15.9 million allocated to REO held for sale, lease intangible and other assets, and leasing and other liabilities, respectively. As a result, KREF recognized a $58.7 million loan write-off for the difference between the amortized cost of the foreclosed loan and the fair value of the REO’s net assets.

In June 2024, KREF sold a portion of the portfolio for a gross sales price of $41.0 million and recognized a realized loss of $0.6 million after buyer credits and closing costs. Concurrently, KREF provided financing to the buyer through a senior loan with an outstanding principal balance of $30.1 million ($83.7 million total commitment) as of June 30, 2024. The senior loan earns a coupon rate of S+4.3% and has a maximum maturity of June 2029, assuming all extension options are exercised. The senior loan is presented within “Commercial real estate loans, held-for-investment, net” on the Condensed Consolidated Balance Sheets.

As of June 30, 2024, the remaining REO assets and liabilities met the criteria to be classified as held for sale under ASC 360. As such, depreciation and amortization on the REO and related lease intangibles were suspended.

Leases — KREF assumed certain legacy lease arrangements upon the acquisition of the REO assets and entered into lease arrangements during the hold period. These arrangements entitle KREF to receive contractual rent payments during the lease periods and tenant reimbursements for certain property operating expenses, including common area costs, insurance, utilities and real estate taxes. KREF elects the practical expedient to not separate the lease and non-lease components of the rent payments and accounts for these lease arrangements as operating leases.

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)

The following table presents the REO assets and liabilities included on KREF's Condensed Consolidated Balance Sheets:

	June 30, 2024	December 31, 2023
Real estate owned, held for investment
Assets
Real estate owned - land	$192,652	$78,569
Real estate owned - land improvements	8,685	3,522
Real estate owned - buildings	58,642	—
Real estate owned - building improvements	2,274	—
Real estate owned, net	262,253	82,091
Cash(A)	563	2,152
In-place lease intangibles(B)	167	201
Tenant receivables(B)	455	692
Other assets(B)	745	1,256
Total	$264,183	$86,392
Liabilities
Unfavorable lease intangibles(C)	$913	$1,095
Other liabilities(C)	3,611	4,268
Total	$4,524	$5,363

Real estate owned, held for sale
Assets
Real estate owned, held for sale	$45,629	$76,461
In-place lease intangibles	7,887	15,928
Favorable lease intangibles	2,663	3,885
Tenant receivables	880	—
Other assets	1,747	4,743
Total	$58,806	$101,017
Liabilities
Unfavorable lease intangibles	$378	$1,087
Other liabilities	3,005	14,796
Total	$3,383	$15,883

(A)     Included in “Cash and cash equivalents” on the Condensed Consolidated Balance Sheets.
(B)    Included in “Other assets” on the Condensed Consolidated Balance Sheets.
(C)    Included in “Other liabilities” on the Condensed Consolidated Balance Sheets.

The following table presents the REO operations and related income (loss) included in KREF’s Condensed Consolidated Statements of Income:

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Rental income	$4,834	$1,782	$9,204	$3,452
Other operating income	951	202	1,559	778
Revenue from REO operations	5,785	1,984	10,763	4,230
Expenses from REO operations	(6,341)	(2,656)	(11,890)	(5,414)
Other income (loss)(A)	(19)	1,378	(6)	1,666
Total	$(575)	$706	$(1,133)	$482

(A)    Included in "Other miscellaneous income" on the Condensed Consolidated Statements of Income.

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)
The following table presents the amortization of lease intangibles included in KREF’s Condensed Consolidated Statements of Income:

		Three Months Ended		Six Months Ended
	Income Statement Location	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Asset
In-place lease intangibles	Expenses from real estate owned operations	$17	$17	$34	$34
Liability
Unfavorable lease intangibles	Revenue from real estate owned operations	91	91	182	183

The following table presents the amortization of lease intangibles related to REO, held for investment for each of the succeeding fiscal years:

Year	In-place Lease Intangible Assets	Unfavorable Lease Intangible Liabilities
2024	33	183
2025	67	365
2026	67	365

Future Minimum Lease Payments — The following table presents the future minimum lease payments to be collected under non-cancelable operating leases, excluding tenant reimbursements of expenses:

Year	Contractual Lease Payments
2024	$3,711
2025	5,732
2026	5,112
2027	4,216
2028	3,215
Thereafter	6,585

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)
Note 5. Debt Obligations

The following table summarizes KREF's secured master repurchase agreements and other financing arrangements in place as of June 30, 2024 and December 31, 2023:

	June 30, 2024								December 31, 2023
	Facility						Collateral		Facility
	Current Maturity	Final Stated Maturity(A)	Maximum Facility Size	Outstanding Principal	Carrying Value(B)	Weighted Average Funding Cost(C)	Outstanding Principal	Carrying Value	Carrying Value(B)
Master Repurchase Agreements(D)
Wells Fargo	Sep 2024	Sep 2026	$1,000,000	$571,012	$570,401	7.1%	$792,489	$783,125	$645,091
Morgan Stanley	Mar 2026	Mar 2026	600,000	311,855	310,784	7.5	453,965	446,490	483,055
Goldman Sachs	Dec 2025	Dec 2027	400,000	309,538	308,931	8.4	479,035	475,422	346,464
Term Loan Facility
KREF Lending VII(E)	Match-term	Match-term	1,000,000	518,595	518,350	7.3	671,812	662,991	560,945
Term Lending Agreements
KREF Lending IX(F)	Match-term	Match-term	701,088	674,620	674,176	7.7	876,566	865,856	693,458
KREF Lending V	Jun 2025	Jun 2026	177,494	177,494	177,319	7.4	310,001	293,623	327,163
KREF Lending XII	Match-term	Match-term	350,000	107,371	107,371	6.7	157,696	156,204	166,308
BMO Facility	Match-term	Match-term	300,000	138,615	138,043	7.4	179,602	177,957	137,752
Warehouse Facility
HSBC Facility	Mar 2026	Mar 2026	500,000	—	(17)	—	—	—	(11)
Asset Specific Financing
KREF Lending XIII	Aug 2026	Aug 2027	265,625	184,830	183,022	8.7	217,447	212,595	163,836
KREF Lending XIV	Oct 2026	Oct 2027	125,000	23,407	22,410	8.4	29,259	27,987	(1,216)
KREF Lending XI	Sep 2024	Sep 2026	100,000	100,000	99,883	8.7	125,000	123,656	99,574
Revolving Credit Agreement
Revolver(G)	Mar 2027	Mar 2027	610,000	175,000	175,000	7.5	n.a.	n.a.	160,000
Total / Weighted Average			$6,129,207	$3,292,337	$3,285,673	7.6%			$3,782,419

(A)    Final Stated Maturity is determined based on the maximum maturity of the underlying financing agreements or corresponding loans, assuming all extension options in KREF's discretion are exercised. The weighted average life of the match-term facilities was 0.8 and 2.7 years, based on the current and final stated maturities, respectively, of the average weighted outstanding principal of collateral loans as of June 30, 2024.
(B)    Net of $6.7 million and $11.6 million unamortized deferred financing costs as of June 30, 2024 and December 31, 2023, respectively.
(C)    Including deferred financing costs and applicable index in effect as of June 30, 2024. Average weighted by the outstanding principal of the facility.
(D)    Borrowings under these repurchase agreements are collateralized by senior loans, held-for-investment, and bear interest equal to the sum of (i) Term SOFR, and (ii) a financing spread. As of June 30, 2024 and December 31, 2023, the percentage of the outstanding principal of the collateral sold and not borrowed under these repurchase agreements, or average "haircut" weighted by outstanding principal of collateral, was 30.9% and 33.8%, respectively (or 28.5% and 32.2%, respectively, if KREF had borrowed the maximum amount approved by its repurchase agreement counterparties as of such dates).
(E)    The term loan facility provides asset-based financing on a non-mark-to-market basis with match-term up to five years, with additional two-year extension available to KREF.
(F)    In May 2024, the lender assigned its rights and obligations under the KREF Lending IX Facility to another financial institution. In connection with the assignment, KREF's borrowing capacity under the facility was amended to $701.1 million.
(G)    As of June 30, 2024, the revolver carrying value excluded $3.3 million unamortized debt issuance costs presented within "Other assets" on KREF's Condensed Consolidated Balance Sheets.

As of June 30, 2024 and December 31, 2023, KREF had outstanding repurchase agreements, term lending agreements and warehouse facility where the amount at risk with any individual counterparty, or group of related counterparties, exceeded 10.0% of KREF’s stockholders' equity. The amount at risk under these arrangements is the net counterparty exposure, defined as the excess of the carrying amount (or market value, if higher than the carrying amount, for repurchase agreements) of the assets sold under agreement to repurchase, including accrued interest plus any cash or other assets on deposit to secure the repurchase obligation, over the amount of the repurchase liability, adjusted for accrued interest.

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)
The following table summarizes certain characteristics of KREF's repurchase agreements where the amount at risk with any individual counterparty, or group of related counterparties, exceeded 10.0% of KREF’s stockholders' equity as of June 30, 2024 and December 31, 2023:

	Outstanding Principal	Net Counterparty Exposure	Percent of Stockholders' Equity	Weighted Average Life (Years)(A)
June 30, 2024
Morgan Stanley	$986,475	$333,511	24.0%	2.2
Wells Fargo	571,012	215,159	15.5	2.2
Goldman Sachs	309,538	167,441	12.1	2.4
Total / Weighted Average	$1,867,025	$716,111	51.6%	2.3
December 31, 2023
Wells Fargo	$646,559	$248,891	17.7%	2.7
Morgan Stanley	483,339	203,080	14.5	1.6
KREF Lending IX	696,605	172,462	12.3	3.1
Goldman Sachs	347,329	170,236	12.1	2.9
Total / Weighted Average	$2,173,832	$794,669	56.6%	2.6

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

Activity — For the six months ended June 30, 2024, the activity related to the carrying value of KREF’s secured financing agreements were as follows:

Secured Financing Agreements, Net
Balance as of December 31, 2023	$3,782,419
Principal borrowings	266,607
Principal repayments/sales	(768,335)
Deferred debt issuance costs	(1,991)
Amortization of deferred debt issuance costs	6,973
Balance as of June 30, 2024	$3,285,673

Maturities — KREF’s secured financing agreements, term loan facility and other consolidated debt obligations in place as of June 30, 2024 had contractual maturities as follows:

Year	Nonrecourse(A)	Recourse(A)(B)	Total
2025	$211,317	$53,689	$265,006
2026	1,253,931	332,521	1,586,452
2027	951,264	361,416	1,312,680
Thereafter	128,199	—	128,199
	$2,544,711	$747,626	$3,292,337

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

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)
Covenants — KREF is required to comply with customary loan covenants and event of default provisions related to its secured financing agreements and Revolver, including, but not limited to, negative covenants relating to restrictions on operations with respect to KREF’s status as a REIT, and financial covenants. Such financial covenants include a trailing four quarter interest income to interest expense ratio covenant (1.4 to 1.0); a consolidated tangible net worth covenant (75.0% of the aggregate cash proceeds of any equity issuances made and any capital contributions received by KREF and certain subsidiaries, or up to approximately $1,307.7 million depending upon the facility); a cash liquidity covenant (the greater of $10.0 million or 5.0% of KREF's recourse indebtedness); and a total indebtedness covenant (83.3% of KREF's Total Assets, as defined in the applicable financing agreements). As of June 30, 2024 and December 31, 2023, KREF was in compliance with its financial debt covenants.

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

In February 2022, KREF financed a pool of loan participations from its existing multifamily loan portfolio through a managed CLO ("KREF 2022-FL3"). KREF 2022-FL3 provides KREF with match-term financing on a non-mark-to-market and non-recourse basis and had a two-year reinvestment feature that allowed principal proceeds of the collateral assets to be reinvested in qualifying replacement assets, subject to the satisfaction of certain conditions set forth in the indenture.

The CLO issuance costs are netted against the outstanding principal balance of the CLO notes in "Collateralized loan obligations, net" in the Condensed Consolidated Balance Sheets.

The following tables outline CLO collateral assets and respective borrowing as of June 30, 2024 and December 31, 2023:

	June 30, 2024							December 31, 2023
	Facility					Collateral(A)		Facility
	Wtd. Avg. Term(B)	Maximum Facility Size	Outstanding Principal	Carrying Value	Wtd. Avg. Funding Cost(C)	Outstanding Principal	Carrying Value	Carrying Value
KREF 2021-FL2	February 2039	$1,093,830	$1,093,830	$1,093,737	6.8%	$1,298,580	$1,287,523	$1,095,128
KREF 2022-FL3	February 2039	847,500	847,500	847,403	7.1%	1,000,000	992,833	847,043
Total		$1,941,330	$1,941,330	$1,941,140	6.9%	$2,298,580	$2,280,356	$1,942,171
(A)    Collateral loan assets represent 34.7% of the principal of KREF's commercial real estate loans as of June 30, 2024. As of June 30, 2024, 100% of loans financed through the CLOs are floating-rate loans.
(B)    The term of the CLO notes represents the rated final distribution date. Repayments of CLO notes are dependent on timing of underlying collateral loan asset repayments post reinvestment period.
(C)    Including deferred financing costs and applicable index in effect as of June 30, 2024. Average weighted by the outstanding principal of the facility.

The following table presents the CLO assets and liabilities included in KREF’s Condensed Consolidated Balance Sheets:

Assets	June 30, 2024	December 31, 2023
Cash	$—	$5,000
Commercial real estate loans, held-for-investment	2,298,580	2,295,000
Less: Allowance for credit losses	(18,223)	(21,216)
Commercial real estate loans, held-for-investment, net	2,280,357	2,273,784
Accrued interest receivable	13,002	12,653
Other assets	155	155
Total	$2,293,514	$2,291,592
Liabilities
Collateralized loan obligations	$1,941,330	$1,942,750
Deferred financing costs	(190)	(579)
Collateralized loan obligations, net	1,941,140	1,942,171
Accrued interest payable	4,693	5,666
Total	$1,945,833	$1,947,837

The following table presents the components of net interest income of CLOs included in KREF’s Condensed Consolidated Statements of Income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Interest income	$48,835	$44,242	$97,695	$85,988
Interest expense(A)	33,753	33,862	68,118	65,085
Net interest income	$15,082	$10,380	$29,577	$20,903

(A)    Includes $0.1 million and $0.7 million of deferred financing costs amortization for the three and six months ended June 30, 2024, respectively.
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

In June 2023, KREF transitioned the secured term loan from LIBOR to Term SOFR. Inclusive of the amortization of the discount and issuance costs, KREF’s total cost of the secured term loan is Adjusted Term SOFR, as defined in the secured term loan agreements, plus a 4.1% margin per annum, subject to the applicable SOFR floor, as of June 30, 2024.

The following table summarizes KREF’s secured term loan as of June 30, 2024 and December 31, 2023, respectively:

	June 30, 2024	December 31, 2023
Principal	$341,250	$343,000
Deferred financing costs	(3,465)	(4,010)
Unamortized discount	(3,162)	(3,659)
Carrying value	$334,623	$335,331

Covenants — KREF is required to comply with customary loan covenants and event of default provisions related to its secured term loan that include, but are not limited to, negative covenants relating to restrictions on operations with respect to KREF’s status as a REIT, and financial covenants. Such financial covenants include a minimum consolidated tangible net worth of $650.0 million and a maximum Total Debt to Total Assets ratio, as defined in the secured term loan agreements, of 83.3% (the “Leverage Covenant”). KREF was in compliance with such covenants as of June 30, 2024 and December 31, 2023.

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)
Note 8. Other Assets and Liabilities

The following tables present the components of KREF's other assets and other liabilities as of June 30, 2024 and December 31, 2023, respectively:

	June 30, 2024	December 31, 2023
Other assets
Restricted cash	$5,522	$12,415
Loan principal repayments held by a servicer	57,044	—
Deferred financing cost, Revolver	3,330	3,747
Other	4,297	3,293
Total	$70,193	$19,455
Other liabilities
Liabilities related to real estate owned, held for investment (Note 4)	$4,524	$5,363
Allowance for credit losses on unfunded commitments	3,937	2,052
Loan funding held in escrow	7,325	—
Other	1,780	1,935
Total	$17,566	$9,350

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)
Note 9. Consolidation and Equity Method Investments

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

Consolidated Real Estate Owned Joint Ventures

Portland Retail / Redevelopment — In December 2021, KREF took title to a Portland retail property and contributed a portion of the REO asset to a REO JV with a JV Partner, where KREF had a 90% interest and the JV Partner had a 10% interest. Management determined the REO JV to be a VIE as the REO JV has insufficient equity-at-risk and concluded that KREF is the primary beneficiary of the REO JV as KREF holds decision-making power over the activities that most significantly impact the economic performance and has the obligation to absorb losses, or the right to receive benefits, that could be potentially significant to the REO JV. As of June 30, 2024, the REO JV held REO assets with a net carrying value of $77.4 million. KREF has priority of distributions up to $81.6 million before the JV Partner can participate in the economics of the REO JV.

Mountain View Office — In June 2024, KREF and a KKR affiliate took title to a Mountain View office property. The property was held in a joint venture where KREF and the KKR affiliate held a 68.9% and 31.1% interest, respectively and shared decision-making. Management determined the joint venture to be a VIE as the joint venture was established with non-substantive voting rights and concluded that KREF is the primary beneficiary of the joint venture as KREF holds decision-making power over the activities that most significantly impact the economic performance and has the obligation to absorb losses, or the right to receive benefits, that could be potentially significant to the joint venture.

Equity Method Investment — Real Estate Asset

In 2021, KREF co-originated with a KKR affiliate a $188.0 million senior loan secured by a life science property in Seattle, WA. KREF's interest was 74.6% of the loan or $140.3 million. As of March 31, 2024, the KREF loan had a risk rating of 5 with an amortized cost of $114.2 million. In June 2024, KREF received a $14.3 million partial repayment, then along with the KKR affiliate, took title to the life science property through a deed-in-lieu of foreclosure under a Tenant-in-Common ("TIC") agreement. Under the TIC agreement, KREF and the KKR affiliate held an economic interest of 74.6% and 25.4%, respectively, and shared decision-making. Under ASC 970-810, KREF accounted for the TIC agreement as an undivided interest in the property and recorded an $82.0 million equity method investment based on KREF’s share of the fair value of the property’s net assets. As a result, KREF recognized a $18.6 million loan write-off for the difference between the amortized cost of the foreclosed loan and KREF’s share of the fair value of the property’s net assets and closing costs.

Equity Method Investment — CMBS B-Pieces

As of June 30, 2024, KREF held a 3.5% interest in RECOP I, an unconsolidated VIE of which KREF is not the primary beneficiary, at its fair value of $35.3 million. The aggregator vehicle in which KREF invests is controlled and advised by affiliates of the Manager. RECOP I primarily acquired junior tranches of CMBS newly issued by third parties. KREF will not pay any fees to RECOP I, but KREF bears its pro rata share of RECOP I's expenses. KREF reported its share of the net asset value of RECOP I in its Condensed Consolidated Balance Sheets, presented as “Equity method investment, CMBS B-Pieces” and its share of net income, presented as “Income (loss) from equity method investment” in the Condensed Consolidated Statements of Income.

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

Common Stock — As further described below, since December 31, 2021, KREF issued the following shares of common stock:

Pricing Date	Shares Issued(A)	Net Proceeds
As of December 31, 2021	64,759,200	$1,282,734
February 2022(B)	68,817	1,426
March 2022	6,494,155	133,845
June 2022	2,750,000	53,653
August 2022(B)	271,641	5,300
As of December 31, 2023 and June 30, 2024	74,343,813	$1,476,958

(A)    Excludes 975,091 net shares of common stock issued to-date in connection with vested restricted stock units.
(B)    Represents shares issued under the ATM.

During the six months ended June 30, 2024 and 2023, 19,348 and 11,050 shares of common stock were issued related to the vesting of restricted stock units. Upon any payment of shares as a result of restricted stock unit vesting, the related tax withholding obligation will generally be satisfied by KREF, reducing the number of shares to be delivered by a number of shares necessary to satisfy the related applicable tax withholding obligation. Refer to Note 11 for further detail.

In June 2024, KREF retired 5,985,696 shares of repurchased common stock. As of June 30, 2024, there were 69,333,208 common shares issued and outstanding, which included 975,091 net shares of common stock issued in connection with vested restricted stock units.

KKR and affiliates beneficially owned 10,000,001 shares, or 14.4% of KREF's outstanding common stock as of June 30, 2024 and December 31, 2023.

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

During the six months ended June 30, 2024, KREF did not repurchase any of its common stock under the repurchase program. As of June 30, 2024, KREF had $100.0 million of remaining capacity to repurchase shares under the program.

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

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)
During the six months ended June 30, 2024, KREF did not issue or sell any shares of common stock under the ATM. As of June 30, 2024, $93.2 million remained available for issuance under the ATM.
6.50% Series A Cumulative Redeemable Preferred Stock — The perpetual Series A Preferred Stock is redeemable, at KREF's option, at a liquidation price of $327.8 million, or $25.00 per share, plus accrued and unpaid dividends commencing in April 2026. Dividends on the Series A Preferred Stock are payable quarterly at a rate of 6.50% per annum of the $25.00 liquidation preference, which is equivalent to $1.625 per annum per share. With respect to dividend rights and liquidation, the Series A Preferred Stock ranks senior to KREF's common stock.

Noncontrolling Interests — Noncontrolling interests represent an interest held by investors other than KREF in consolidated joint ventures that hold KREF’s REO investments. KREF and the noncontrolling interest holders typically contribute to the joint ventures' ongoing operating shortfalls and capital expenditures on a pari passu basis. Distributions from the joint ventures are allocated between KREF and the noncontrolling interest holders based on contractual terms and waterfalls as outlined in the joint venture agreements.

Dividends — During the six months ended June 30, 2024 and 2023, KREF's board of directors declared the following dividends on shares of its common stock:

			Amount
Declaration Date	Record Date	Payment Date	Per Share	Total
2024
February 1, 2024	March 28, 2024	April 15, 2024	$0.25	$17,328
June 13, 2024	June 28, 2024	July 15, 2024	0.25	17,333
				$34,661
2023
March 17, 2023	March 31, 2023	April 14, 2023	$0.43	$29,711
June 15, 2023	June 30, 2023	July 14, 2023	0.43	29,716
				$59,427

During the six months ended June 30, 2024 and 2023, KREF's board of directors declared the following dividends on shares of its Series A Preferred Stock:

			Amount
Declaration Date	Record Date	Payment Date	Per Share	Total
2024
February 1, 2024	February 29, 2024	March 15, 2024	$0.41	$5,326
April 19, 2024	May 31, 2024	June 14, 2024	0.41	5,326
				$10,652
2023
February 3, 2023	February 28, 2023	March 15, 2023	$0.41	$5,326
April 21, 2023	May 31, 2023	June 15, 2023	0.41	5,326
				$10,652

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)
Note 11. Stock-based Compensation

KREF is externally managed by the Manager and does not currently have any employees. However, as of June 30, 2024, certain individuals employed by the Manager and affiliates of the Manager and certain members of KREF's board of directors were compensated, in part, through the issuance of stock-based awards.

As of June 30, 2024, KREF had 1,143,190 restricted stock unit (“RSU”) awards outstanding under the KKR Real Estate Finance Trust Inc. 2016 Omnibus Incentive Plan that was adopted on February 12, 2016 and amended and restated on November 17, 2016 (the "Incentive Plan") to certain members of KREF’s board of directors and employees of the Manager or its affiliates, none of whom are KREF employees. RSUs awarded to employees of the Manager or its affiliates, generally vest over three consecutive one-year periods and awards to certain members of KREF's board of directors generally vest over a one-year period, pursuant to the terms of the respective award agreements and the terms of the Incentive Plan. As of June 30, 2024, all outstanding RSU awards were entitled to nonforfeitable dividends during the vesting periods, at the same rate as those declared on the common stock.

The following table summarizes the activity in KREF’s outstanding RSUs and the weighted-average grant date fair value per RSU:

	Restricted Stock Units	Weighted Average Grant Date Fair Value Per RSU(A)
Unvested as of December 31, 2023	1,147,927	$14.49
Granted	56,350	9.76
Vested	(48,370)	11.37
Forfeited / cancelled	(12,717)	15.27
Unvested as of June 30, 2024	1,143,190	$14.38

(A)    The grant-date fair value is based upon the closing price of KREF’s common stock at the date of grant.

KREF expects the unvested RSUs outstanding to vest during the following years:

Year	Restricted Stock Units
2024	502,949
2025	432,324
2026	207,917
Total	1,143,190

KREF recognizes the compensation cost of RSUs awarded to employees of the Manager, or one or more of its affiliates, on a straight-line basis over the awards’ term at their grant date fair value, consistent with the RSUs awarded to certain members of KREF's board of directors.

During the three and six months ended June 30, 2024, KREF recognized $2.2 million and $4.5 million respectively, of stock-based compensation expense included in “General and administrative” expense in the Condensed Consolidated Statements of Income. During the three and six months ended June 30, 2023, KREF recognized $2.2 million and $4.3 million respectively, of stock-based compensation expense included in “General and administrative” expense in the Condensed Consolidated Statements of Income. As of June 30, 2024, there was $10.7 million of total unrecognized stock-based compensation expense related to unvested share-based compensation arrangements. This cost is expected to be recognized over a weighted average period of 1.0 year.

During the six months ended June 30, 2024 and 2023, KREF declared $0.6 million and $0.8 million, respectively, of nonforfeitable dividends on unvested RSUs. Such nonforfeitable dividends were deducted from “Retained earnings (Accumulated deficit)” in the Condensed Consolidated Statement of Changes in Equity.

Directors and Officers Deferral Plan — In March 2022, KREF's board of directors adopted the KKR Real Estate Finance Trust Inc. Directors and Officers Deferral Plan (the “Deferral Plan”). Pursuant to the Deferral Plan, participants may elect to defer receipt of all or a portion of any shares of KREF’s common stock issuable upon vesting of any RSU granted to such participant in 25% increments. Deferred stock units (“DSU”) credited to a participant are non-voting but shall be entitled to

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)
dividend equivalent payments upon payment of dividends on shares of KREF’s common stock in the same form and amount equal to the amount of such dividends and are not subject to deferral under the Deferral Plan. During the six months ended June 30, 2024, 29,022 vested RSUs were deferred under the Deferral Plan. As of June 30, 2024, there were 101,730 DSUs outstanding.

Upon any payment of shares as a result of restricted stock unit vesting, the related tax withholding obligation will generally be satisfied by KREF, reducing the number of shares to be delivered by a number of shares necessary to satisfy the related applicable tax withholding obligation. The amount results in a cash payment related to this tax liability and a corresponding reduction to additional paid-in capital in the Condensed Consolidated Statement of Changes in Equity. No shares were delivered for vested RSUs during the six months ended June 30, 2024.

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

For the six months ended June 30, 2024 and 2023, 22,967 and 10,213 weighted average unvested RSUs, respectively, were excluded from the calculation of diluted EPS because the effect was anti-dilutive.

The following table illustrates the computation of basic and diluted EPS for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Earnings
Net Income (Loss)	$25,832	$(20,028)	$22,724	$(45,105)
Less: Preferred stock dividends	5,326	5,326	10,652	10,652
Less: Participating securities' share in earnings	283	418	588	825
Net income (loss) attributable to common stockholders, basic and diluted	$20,223	$(25,772)	$11,484	$(56,582)

Shares
Weighted average common shares outstanding	69,328,530	69,103,268	69,321,195	69,099,162
Add: Deferred stock units	94,714	12,386	83,711	6,227
Diluted weighted average common shares outstanding	69,423,244	69,115,654	69,404,906	69,105,389

Net income (loss) attributable to common stockholders, per:
Basic and Diluted common share	$0.29	$(0.37)	$0.17	$(0.82)

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)
Note 13. Commitments and Contingencies

As of June 30, 2024, KREF was subject to the following commitments and contingencies:

Litigation — From time to time, KREF may be involved in various claims and legal actions arising in the ordinary course of business. KREF establishes an accrued liability for legal proceedings only when those matters present loss contingencies that are both probable and reasonably estimable.

As of June 30, 2024, KREF was not involved in any material legal proceedings regarding claims or legal actions against KREF.

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

Capital Commitments — As of June 30, 2024, KREF had future funding commitments of $573.6 million related to its investments in commercial real estate loans. These future funding commitments primarily relate to construction projects, capital improvements, tenant improvements and leasing commissions. Generally, funding commitments are subject to certain conditions that must be met, such as customary construction draw certifications, minimum credit metrics or executions of new leases before advances are made to the borrower.

In January 2017, KREF committed $40.0 million to invest in an aggregator vehicle alongside RECOP I. The two-year investment period for RECOP I ended in April 2019. As of June 30, 2024, KREF had a remaining commitment of $4.3 million to RECOP I.

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

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)
No awards may be granted under the Incentive Plan on and after February 12, 2026. The Incentive Plan will continue to apply to awards granted prior to such date. During the three and six months ended June 30, 2024, 56,350 awards were granted to KREF's directors and employees of the Manager or its affiliates. As of June 30, 2024, 1,808,376 shares of common stock remained available for awards under the Incentive Plan.

Due to Affiliates — The following table contains the amounts presented in KREF's Condensed Consolidated Balance Sheets that it owes to affiliates:

	June 30, 2024	December 31, 2023
Management fees	$6,373	$6,523
KCM fees	1,747	1,747
	$8,120	$8,270

Affiliates Expenses — The following table contains the amounts included in KREF's Condensed Consolidated Statements of Income that arose from transactions with the Manager:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Management fees	$6,373	$6,559	$12,713	$13,082
Incentive compensation	—	611	—	2,422
Expense reimbursements and other	867	1,293	2,077	2,446
	$7,240	$8,463	$14,790	$17,950

In connection with the ATM, KCM, in its capacity as one of the sales agents, will receive commissions for the shares of KREF’s common stock it sells. This amount is not to exceed, but may be less than, 2.0% of the gross sales price per share. KREF did not sell shares under the ATM and did not incur or pay any commissions to KCM during the three and six months ended June 30, 2024.

In connection with the BMO Facility, and in consideration for its services as the structuring agent, KREF is obligated to pay KCM a structuring fee equal to 0.35% of the respective committed loan advances under the agreement. Such fees are capitalized as deferred financing cost and amortized to interest expense over the draw period of the facility. No KCM structuring fees in connection with the facility were paid during the three and six months ended June 30, 2024.

In connection with the KREF Lending IX Facility entered into in July 2021, and in consideration for structuring and sourcing this arrangement, KREF is obligated to pay KCM a structuring fee equal to 0.75% of the respective committed loan advances under the agreement. Such fees are capitalized as deferred financing cost and amortized to interest expense over the draw period of the facility. No KCM structuring fees in connection with the facility were paid during the three and six months ended June 30, 2024.

In connection with the KREF Lending XII Facility entered into in 2022, and in consideration for structuring and sourcing this arrangement, KREF is obligated to pay KCM a structuring fee equal to 0.35% of the respective loan advances under the agreement. Such fees are capitalized as deferred financing cost and amortized to interest expense over the draw period of the facility. No KCM structuring fees in connection with the facility were paid during the three and six months ended June 30, 2024.

Real Estate Owned and Equity Method Investment, Real Estate Asset

In June 2024, KREF and a KKR affiliate took title to a Mountain View office property. The property was held in a joint venture where KREF and the KKR affiliate held a 68.9% and 31.1% interest, respectively, and shared decision-making (Note 9).

In June 2024, KREF along with a KKR affiliate, took title to a Seattle life science property through a deed-in-lieu of foreclosure under a Tenant-in-Common ("TIC") agreement. Under the TIC agreement, KREF and the KKR affiliate held an economic interest of 74.6% and 25.4%, respectively, and shared decision-making (Note 9).

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)
Note 15. Fair Value of Financial Instruments

The carrying values and fair values of KREF’s financial assets and liabilities recorded at fair value on a recurring basis, as well as other financial instruments not carried at fair value, as of June 30, 2024, were as follows:

				Fair Value
	Principal Balance	Amortized Cost(A)	Carrying Value(B)	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$107,151	$107,151	$107,151	$107,151	$—	$—	$107,151
Commercial real estate loans, held-for-investment, net(C)	6,537,270	6,522,235	6,411,652	—	—	6,400,261	6,400,261
	$6,644,421	$6,629,386	$6,518,803	$107,151	$—	$6,400,261	$6,507,412
Liabilities
Secured financing agreements, net	$3,292,337	$3,285,673	$3,285,673	$—	$—	$3,285,673	$3,285,673
Collateralized loan obligations, net	1,941,330	1,941,140	1,941,140	—	—	1,919,234	1,919,234
Secured term loan, net	341,250	334,623	334,623	—	334,425	—	334,425
	$5,574,917	$5,561,436	$5,561,436	$—	$334,425	$5,204,907	$5,539,332

(A)    The amortized cost of commercial real estate loans is net of $10.7 million of unamortized origination discounts, cost recovery interest and deferred fees. The amortized cost of secured financing agreements is net of $6.7 million unamortized debt issuance costs. The amortized cost of collateralized loan obligations is net of $0.2 million unamortized debt issuance costs.
(B)    The carrying value of commercial mortgage loans is net of $110.6 million allowance for credit losses.
(C)    Excludes fully written off loans. Includes $2,298.6 million of CLO loan participations.

The carrying values and fair values of KREF’s financial assets recorded at fair value on a recurring basis, as well as other financial instruments for which fair value is disclosed, as of December 31, 2023, were as follows:

				Fair Value
	Principal Balance	Amortized Cost(A)	Carrying Value(B)	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$135,898	$135,898	$135,898	$135,898	$—	$—	$135,898
Commercial real estate loans, held-for-investment, net(C)	7,369,425	7,343,548	7,133,078	—	—	7,133,696	7,133,696
	$7,505,323	$7,479,446	$7,268,976	$135,898	$—	$7,133,696	$7,269,594
Liabilities
Secured financing agreements, net	$3,794,066	$3,782,419	$3,782,419	$—	$—	$3,782,419	$3,782,419
Collateralized loan obligations, net	1,942,750	1,942,171	1,942,171	—	—	1,893,350	1,893,350
Secured term loan, net	343,000	335,331	335,331	—	338,500	—	338,500
	$6,079,816	$6,059,921	$6,059,921	$—	$338,500	$5,675,769	$6,014,269

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
(C)    Excludes fully written off loans. Includes $2,295.0 million of CLO loan participations.

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)
The following table contains the Level 3 inputs used to value assets and liabilities on a recurring and nonrecurring basis or where KREF discloses fair value as of June 30, 2024:

	Fair Value	Valuation Methodologies	Unobservable Inputs(A)	Weighted Average(B)	Range
Assets and Liabilities
Commercial real estate loans, held-for-investment(C)	$6,400,261	Discounted cash flow	Discount margin	4.4%	3.1% - 17.2%
			Discount rate	10.0%	10.0%
			Capitalization rate	9.3%	9.3%
	$6,400,261

(A)    An increase (decrease) in the valuation input results in a decrease (increase) in value.
(B)    Represents the average of the input value, weighted by the unpaid principal balance of the financial instrument.
(C)    Commercial real estate loans are generally valued using a discounted cash flow model using a discount rate derived from relevant market indices and/or estimates of the underlying property's value.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets not measured at fair value on an ongoing basis but subject to fair value adjustments only in certain circumstances, such as when there is evidence of impairment, are measured at fair value on a nonrecurring basis. KREF measures commercial real estate loans held-for-sale at the lower of cost or fair value and may be required, from time to time, to record a nonrecurring fair value adjustment. KREF measures commercial real estate loans held-for-investment at amortized cost, but may be required, from time to time, to record a nonrecurring fair value adjustment in the form of a CECL allowance.

Assets and Liabilities for Which Fair Value is Only Disclosed

KREF does not carry its secured financing agreements at fair value as management did not elect the fair value option for these liabilities. As of June 30, 2024, the fair value of KREF's financing facilities approximated their respective carrying value.

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

KREF consolidates subsidiaries that incur U.S. federal, state and local income taxes, based on the tax jurisdiction in which each subsidiary operates. During the three and six months ended June 30, 2024, KREF recorded income tax expense of $0.1 million and $0.1 million, respectively, related to the operations of its taxable REIT subsidiaries and various other state and local taxes. During the three and six months ended June 30, 2023, KREF recorded income tax expense of $0.2 million and $0.3 million. There were no material deferred tax assets or liabilities as of June 30, 2024 and December 31, 2023.

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)
Note 17. Subsequent Event

The following events occurred subsequent to June 30, 2024:

Dividends

In July 2024, KREF paid $17.3 million in dividends on its common stock, or $0.25 per share, with respect to the second quarter of 2024, to stockholders of record on June 28, 2024.

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

Macroeconomic Environment

The year ended December 31, 2023 and period ended June 30, 2024 were impacted by significant volatility in global markets, largely driven by rising inflation, rising interest rates, slowing economic growth, geopolitical uncertainty and instability in the banking sector following multiple bank failures. Central banks have responded to rapidly rising inflation with monetary policy tightening actions that are likely to create headwinds to economic growth. The Federal Reserve has raised interest rates eleven times since January 2022. Although our business model is such that rising interest rates will generally correlate to increases in our net income, increases in interest rates may adversely affect our existing borrowers. Higher interest rates imposed by the Federal Reserve to address inflation may adversely impact real estate asset values and increase our interest expense, which expense may not be fully offset by any resulting increase in interest income, and may lead to decreased prepayments from our borrowers and an increase in the number of our borrowers who exercise extension options.

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

Earnings (Loss) Per Share and Dividends Declared

The following table sets forth the calculation of basic and diluted net income (loss) per share and dividends declared per share (amounts in thousands, except share and per share data):

	Three Months Ended,
	June 30, 2024	March 31, 2024
Net income (loss) attributable to common stockholders	$20,223	$(8,739)
Weighted-average number of shares of common stock outstanding, basic and diluted	69,423,244	69,386,568
Net income (loss) per share, basic and diluted	$0.29	$(0.13)
Dividends declared per share	$0.25	$0.25

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

The following table provides a reconciliation of GAAP net income attributable to common stockholders to Distributable Earnings (amounts in thousands, except share and per share data):

	Three Months Ended	Per Diluted Share(A)	Three Months Ended	Per Diluted Share(A)
	June 30, 2024		March 31, 2024
Net Income (Loss) Attributable to Common Stockholders	$20,223	$0.29	$(8,739)	$(0.13)
Adjustments
Non-cash equity compensation expense	2,226	0.03	2,296	0.03
Unrealized (gains) or losses, net	145	—	(102)	—
Provision for credit losses, net	4,545	0.07	33,266	0.48
(Gain) loss on sale of investments	615	0.01	—	—
Distributable Earnings before realized loss	$27,754	$0.40	$26,721	$0.39
Net realized loss on loan write-offs(B)	(135,811)	(1.96)	—	—
Realized loss on sale of investments(C)	(615)	(0.01)	—	—
Distributable Earnings (Loss)	$(108,672)	$(1.57)	$26,721	$0.39
Diluted weighted average common shares outstanding	69,423,244		69,386,568

(A)    Numbers presented may not foot due to rounding.
(B)    Includes a combined $98.5 million write-off on two defaulted senior loans upon deeds-in-lieu of foreclosure and a $37.5 million write-off on a mezzanine loan that was deemed uncollectible during the three months ended June 30, 2024.
(C)     Includes $615 thousand loss on the sale of certain real estate owned assets during the three months ended June 30, 2024.

Book Value per Share

We believe that book value per share is helpful to stockholders in evaluating the growth of our company as we have scaled our equity capital base and continue to invest in our target assets. The following table calculates our book value per share (amounts in thousands, except share and per share data):

	June 30, 2024	December 31, 2023
KKR Real Estate Finance Trust Inc. stockholders' equity	$1,386,111	$1,404,767
Series A preferred stock (liquidation preference of $25.00 per share)	(327,750)	(327,750)
Common stockholders' equity	$1,058,361	$1,077,017
Shares of common stock issued and outstanding at period end	69,333,208	69,313,860
Add: Deferred stock units	101,730	72,708
Total shares outstanding at period end	69,434,938	69,386,568
Book value per share	$15.24	$15.52

Book value as of June 30, 2024 included the impact of an estimated CECL credit loss allowance of $114.5 million, or ($1.65) per share. See Note 2 — Summary of Significant Accounting Policies, to our condensed consolidated financial statements included in this Form 10-Q for detailed discussion of allowance for credit losses.

Our Portfolio

We have established a $6,946.7 million portfolio of diversified investments, consisting primarily of senior commercial real estate loans as of June 30, 2024.

During the six months ended June 30, 2024, we collected 95.7% of interest payments due on our loan portfolio. As of June 30, 2024, the average risk rating of our loan portfolio was 3.1, weighted by total loan exposure. As of June 30, 2024, the average loan commitment in our portfolio was $117.2 million and multifamily and industrial loans comprised 60% of our loan portfolio.

In addition, as a result of taking title to the collateral of defaulted senior loans, we owned Real Estate Assets with a net investment amount of $335.5 million, comprised of the fair value of the acquired properties and capitalized redevelopment costs, as of June 30, 2024. These properties are reflected on our Condensed Consolidated Balance Sheets.

Since our IPO, we have continued to execute on our primary investment strategy of originating floating-rate transitional senior loans and, as we continue to scale our loan portfolio, we expect that our originations will continue to be heavily weighted toward floating-rate loans. As of June 30, 2024, 99% of our loans by total loan exposure earned a floating rate of interest. We expect the majority of our future investment activity to focus on originating floating-rate senior loans that we finance with our repurchase and other financing facilities, with a secondary focus on originating floating-rate loans for which we syndicate a senior position and retain a subordinated interest for our portfolio. As of June 30, 2024, all of our investments were located in the United States.

The following charts illustrate the diversification and composition of our loan portfolio, based on type of investment, interest rate, underlying property type, geographic location, vintage and LTV as of June 30, 2024:

Loan Portfolio(A)

Investment Type(B)

Senior Loans
100%

Interest Rate Type

Fixed
1%
Floating
99%

Property Type

Hospitality
4%
Other
5%
Life
Science
11%
Multifamily
46%
Industrial
14%
Office
20%

Geography

WA
4%
Other
14%
CA
19%
NY
4%
PA
4%
TX
17%
NC
5%
DC
5%
VA
8%
FL
8%
MA
12%

Original Vintage

2019
7%
2018
2%
2017
3%
2024
<1%
2020
4%
2022
31%
2021
53%

LTV(E)

75-80%
4%
<60%
20%
70-75%
21%
60-65%
30%
65-70%
25%

The charts above are based on total loan exposure of our commercial real estate loans.
(A)    Excludes: (i) Real Estate Assets, (ii) CMBS B-Pieces and (iii) fully written off loans.
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
(D)    "Other" property type includes Self-Storage (2%), Student Housing (2%), Single Family Rental (1%) and Mixed Use (<1%).
(E)    LTV is generally based on the initial loan amount divided by the as-is appraised value as of the date the loan was originated. Weighted average LTV includes non-consolidated senior interests and excludes risk-rated 5 loans.

The following table details our quarterly loan activity (dollars in thousands):

	Three Months Ended
	June 30, 2024	March 31, 2024	December 31, 2023	September 30, 2023
Loan originations	$83,700	$—	$—	$—

Loan fundings(A)	$121,478	$103,474	$138,655	$164,882
Loan repayments(B)	(384,483)	(335,658)	(188,106)	(152,301)
Net fundings	(263,005)	(232,184)	(49,451)	12,581
PIK interest	254	25	—	—
Net write-offs(C)	(135,812)	—	(58,706)	(15,000)
Transfer to REO	(201,433)	—	(86,422)	—
Other(D)	(150,000)	—	—	—
Total activity	$(749,996)	$(232,159)	$(194,579)	$(2,419)

(A)    Includes initial funding of new loans and additional fundings made under existing loans.
(B)    Includes $4.7 million of cost recovery interest applied as a reduction to loan principal during the three months ended December 31, 2023.
(C)    Includes a combined $98.5 million write-off on two defaulted senior loans upon deed-in-lieu of foreclosure and a $37.5 million write-off on a mezzanine loan during the three months ended June 30, 2024. Includes a $58.7 million write-off on a defaulted senior loan upon deed-in-lieu of foreclosure during the three months ended December 31, 2023, and a $15.0 million write-off of a subordinated loan during the three months ended September 30, 2023.
(D)    Represents a removal of $150.0 million of non-consolidated senior interests as our retained mezzanine loan was written-off during the three months ended June 30, 2024.

The following table details overall statistics for our loan portfolio as of June 30, 2024 (dollars in thousands):

		Total Loan Exposure(A)
	Balance Sheet Portfolio	Total Loan Portfolio	Floating Rate Loans	Fixed Rate Loans(B)
Number of loans(C)	61	61	61	—
Principal balance	$6,537,270	$6,575,881	$6,495,480	$80,401
Amortized cost	6,522,235	6,560,846	6,480,445	80,401
Unfunded loan commitments(D)	573,629	573,629	567,430	6,199
Weighted average cash coupon(E)	8.6%	8.7%	S + 3.3%	*
Weighted average all-in yield(E)	8.8%	8.9%	S + 3.6%	*
Weighted average maximum maturity (years)(F)	2.4	2.4	2.4	1.1
LTV(G)	65%	65%	65%	n/a

*    Rounds to zero
(A)     In certain instances, we finance our loans through the non-recourse sale of a senior interest that is not included in our condensed consolidated financial statements. Total loan exposure includes the entire loan we originated and financed.
(B)    Represents mezzanine loans with commitments of $79.4 million and $7.2 million, respectively, accompanying two senior loans. $80.4 million of loan principal was funded, of which $74.4 million was placed on nonaccrual status, as of June 30, 2024. The remaining $6.0 million funded principal earned a fixed interest rate of 10.0% as of June 30, 2024. Refer to Note 3 to our condensed consolidated financial statements for additional information.
(C)     Excludes fully written off loans.
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

The table below sets forth additional information relating to our portfolio as of June 30, 2024 (dollars in millions):

	Investment(A)	Location	Property Type	Investment Date	Total Whole Loan(B)	Committed Principal/Investment Amount(B)	Outstanding Principal/ Investment Amount	Net Equity(C)	Coupon(D)(E)		Max Remaining Term (Years)(D)(F)	Loan/Investment Per SF / Unit / Key(G)	Origination LTV(D)(H)	Risk Rating
	Senior Loans(I)
1	Senior Loan	Arlington, VA	Multifamily	9/30/2021	$381.0	$381.0	$371.9	$77.3	+	3.3	2.3	$335,049 / unit	69%	3
2	Senior Loan	Boston, MA	Life Science	8/3/2022	312.5	312.5	217.4	31.0	+	4.2	3.1	$747 / SF	56	3
3	Senior Loan	Bellevue, WA	Office	9/13/2021	520.8	260.4	223.1	55.1	+	3.7	2.8	$851 / SF	63	3
4	Senior Loan	Various	Industrial	4/28/2022	504.5	252.3	252.3	55.4	+	2.7	2.9	$98 / SF	64	3
5	Senior Loan	Bronx, NY	Industrial	8/27/2021	381.2	228.7	201.9	46.3	+	4.2	2.2	$277 / SF	52	3
6	Senior Loan	Los Angeles, CA	Multifamily	2/19/2021	220.0	220.0	220.0	33.8	+	2.9	1.7	$410,430 / unit	68	3
7	Senior Loan	Various	Multifamily	5/31/2019	206.5	206.5	206.5	81.2	+	4.0	0.9	$192,991 / unit	74	3
8	Senior Loan	Minneapolis, MN	Office	11/13/2017	199.4	199.4	194.4	89.0	+	2.3	1.0	$182 / SF	n.a.	5
9	Senior Loan	Various	Industrial	6/15/2022	375.5	187.8	173.5	38.0	+	2.9	3.0	$135 / SF	50	3
10	Senior Loan	The Woodlands, TX	Hospitality	9/15/2021	183.3	183.3	181.3	33.6	+	4.3	2.3	$199,402 / key	64	3
11	Senior Loan	Washington, D.C.	Office	11/9/2021	181.0	181.0	170.7	62.3	+	2.9	3.4	$479 / SF	55	3
12	Senior Loan	West Palm Beach, FL	Multifamily	12/29/2021	171.5	171.5	170.9	26.4	+	2.8	2.5	$210,456 / unit	73	3
13	Senior Loan	Various	Self-Storage	12/21/2022	336.6	168.3	152.8	37.3	+	3.8	3.5	$22,966 / unit	64	3
14	Senior Loan	Boston, MA	Life Science	4/27/2021	332.3	166.2	162.4	28.5	+	3.7	1.9	$674 / SF	66	3
15	Senior Loan	Plano, TX	Office	2/6/2020	150.7	150.7	150.7	23.1	+	2.8	0.6	$208 / SF	64	3
16	Senior Loan	Redwood City, CA	Life Science	9/30/2022	580.7	145.2	29.3	5.0	+	4.5	3.3	$885 / SF	53	3
17	Senior Loan	Dallas, TX	Office	12/10/2021	138.0	138.0	138.0	28.6	+	3.7	2.4	$439 / SF	68	3
18	Senior Loan	Boston, MA	Multifamily	3/29/2019	137.0	137.0	137.0	27.6	+	3.4	0.8	$351,282 / unit	63	3
19	Senior Loan	Arlington, VA	Multifamily	1/20/2022	135.3	135.3	133.5	31.2	+	2.9	2.6	$445,071 / unit	65	3
20	Senior Loan	Fontana, CA	Industrial	5/11/2021	132.0	132.0	119.1	52.6	+	4.7	1.9	$113 / SF	64	3
21	Senior Loan	San Carlos, CA	Life Science	2/1/2022	195.9	125.0	103.2	31.0	+	3.6	2.6	$705 / SF	68	4
22	Senior Loan	Cambridge, MA	Life Science	12/22/2021	401.3	115.7	93.1	24.3	+	4.0	2.5	$1,072 / SF	51	3
23	Senior Loan	Philadelphia, PA	Office	6/19/2018	114.3	114.3	114.3	19.1	+	2.8	2.6	$117 / SF	71	3
24	Senior Loan	San Diego, CA	Multifamily	10/20/2021	113.7	113.7	106.5	32.1	+	3.3	2.4	$460,942 / unit	71	4
25	Senior Loan	Pittsburgh, PA	Student Housing	6/8/2021	112.5	112.5	112.5	17.4	+	3.0	1.9	$155,602 / unit	74	3
26	Senior Loan	West Hollywood, CA	Multifamily	1/26/2022	109.2	109.2	108.0	21.8	+	3.1	2.6	$2,918,953 / unit	65	4
27	Senior Loan	Chicago, IL	Office	7/15/2019	105.0	105.0	88.4	36.3	+	2.3	4.1	$85 / SF	59	3
28	Senior Loan	Las Vegas, NV	Multifamily	12/28/2021	101.1	101.1	101.1	15.3	+	2.8	2.5	$191,460 / unit	61	3
29	Senior Loan	Boston, MA	Industrial	6/28/2022	285.5	100.0	99.3	20.6	+	3.0	3.0	$198 / SF	52	3
30	Senior Loan	Cary, NC	Multifamily	11/21/2022	100.0	100.0	95.3	18.5	+	3.4	3.4	$244,275 / unit	63	3
31	Senior Loan	Washington, D.C.	Office	1/13/2022	228.5	100.0	80.4	12.1	+	3.3	3.6	$294 / SF	55	3
32	Senior Loan	Orlando, FL	Multifamily	12/14/2021	97.4	97.4	94.3	24.7	+	3.1	2.5	$248,841 / unit	74	3
33	Senior Loan	Brisbane, CA	Life Science	7/22/2021	95.0	95.0	90.8	20.4	+	3.1	2.1	$784 / SF	71	3
34	Senior Loan	Raleigh, NC	Multifamily	4/27/2022	91.5	91.5	82.1	22.8	+	3.1	2.9	$256,548 / unit	68	4
35	Senior Loan	Brandon, FL	Multifamily	1/13/2022	90.3	90.3	68.4	15.2	+	3.1	2.6	$194,779 / unit	75	3
36	Senior Loan	Dallas, TX	Multifamily	12/23/2021	90.0	90.0	80.8	17.9	+	2.9	2.5	$248,482 / unit	67	3
37	Senior Loan	Miami, FL	Multifamily	10/14/2021	89.5	89.5	89.5	17.0	+	2.9	2.4	$304,422 / unit	76	3

	Investment(A)	Location	Property Type	Investment Date	Total Whole Loan(B)	Committed Principal/Investment Amount(B)	Outstanding Principal/ Investment Amount	Net Equity(C)	Coupon(D)(E)		Max Remaining Term (Years)(D)(F)	Loan/Investment Per SF / Unit / Key(G)	Origination LTV(D)(H)	Risk Rating
38	Senior Loan	Dallas, TX	Office	1/22/2021	87.0	87.0	87.0	13.4	+	3.4	1.6	$294 / SF	65	3
39	Senior Loan	San Antonio, TX	Multifamily	6/1/2022	246.5	86.3	80.3	19.9	+	2.8	2.9	$103,007 / unit	68	3
40	Senior Loan	Scottsdale, AZ	Multifamily	5/9/2022	169.0	84.5	84.5	13.1	+	2.9	2.9	$457,995 / unit	64	3
41	Senior Loan	Philadelphia, PA	Mixed Use	6/28/2024	83.7	83.7	30.1	10.5	+	4.3	5.0	$59 / SF	66	3
42	Senior Loan	Hollywood, FL	Multifamily	12/20/2021	81.0	81.0	81.0	15.2	+	3.1	2.5	$327,935 / unit	74	3
43	Senior Loan	Charlotte, NC	Multifamily	12/14/2021	79.3	79.3	77.0	11.7	+	3.1	2.5	$209,168 / unit	74	3
44	Senior Loan	Phoenix, AZ	Single Family Rental	4/22/2021	72.1	72.1	70.6	20.8	+	4.9	1.9	$157,092 / unit	50	3
45	Senior Loan	Denver, CO	Multifamily	9/14/2021	70.3	70.3	70.3	10.7	+	2.8	2.3	$290,496 / unit	78	3
46	Senior Loan	Washington, D.C.	Multifamily	12/4/2020	69.0	69.0	66.8	66.8	+	3.6	1.4	$267,000 / unit	63	3
47	Senior Loan	Plano, TX	Multifamily	3/31/2022	67.8	67.8	67.4	24.1	+	2.8	2.8	$253,226 / unit	75	3
48	Senior Loan	Nashville, TN	Hospitality	12/9/2021	66.0	66.0	64.8	10.3	+	3.7	2.5	$281,672 / key	68	3
49	Senior Loan	Dallas, TX	Multifamily	8/18/2021	63.1	63.1	63.1	11.5	+	3.9	2.2	$175,278 / unit	70	3
50	Senior Loan	Durham, NC	Multifamily	12/15/2021	60.0	60.0	56.9	10.6	+	3.0	2.5	$164,887 / unit	67	3
51	Senior Loan	San Antonio, TX	Multifamily	4/20/2022	57.6	57.6	56.4	12.5	+	2.7	2.9	$164,950 / unit	79	3
52	Senior Loan	Atlanta, GA	Multifamily	12/10/2021	53.0	53.0	51.2	12.7	+	3.0	2.5	$169,658 / unit	67	3
53	Senior Loan	Sharon, MA	Multifamily	12/1/2021	51.9	51.9	51.9	7.8	+	2.9	2.4	$270,443 / unit	70	3
54	Senior Loan	Reno, NV	Industrial	4/28/2022	140.4	50.5	50.5	11.5	+	2.7	2.9	$117 / SF	74	3
55	Senior Loan	Carrollton, TX	Multifamily	4/1/2022	48.5	48.5	47.7	14.1	+	2.9	2.8	$149,134 / unit	74	3
56	Senior Loan	Oakland, CA	Office	10/23/2020	146.2	45.8	45.8	7.2	+	4.4	1.4	$141 / SF	55	2
57	Senior Loan	Dallas, TX	Multifamily	4/1/2022	43.9	43.9	42.6	11.6	+	2.9	2.8	$119,706 / unit	73	3
58	Senior Loan	San Diego, CA	Multifamily	4/29/2022	203.0	40.0	39.7	6.3	+	2.6	2.9	$455,574 / unit	63	3
59	Senior Loan	Georgetown, TX	Multifamily	12/16/2021	35.2	35.2	35.2	8.7	+	3.4	2.5	$167,381 / unit	68	3
60	Senior Loan(J)	Various	Industrial	6/30/2021	61.1	30.6	28.0	12.6	+	5.5	2.0	$65 / SF	53	3
61	Senior Loan	Denver, CO	Industrial	12/11/2020	15.4	15.4	12.6	4.9	+	3.8	1.5	$47 / SF	76	2
	Total/Weighted Average Senior Loans Unlevered				$10,071.6	$7,149.5	$6,575.9	$1,578.4		3.3%	2.4		65%	3.1
	Real Estate Assets
1	Real Estate Owned	Mountain View, CA	Office	6/28/2024	n.a.	$120.6	120.6	120.6		n.a.	n.a.	$392 / SF	n.a.	n.a.
2	Real Estate Owned	Portland, OR	Retail / Redevelopment	12/16/2021	n.a.	87.3	87.3	87.3		n.a.	n.a.	n.a.	n.a.	n.a.
3	Equity Method Investment(K)	Seattle, WA	Life Science	6/28/2024	n.a.	82.1	82.1	41.0		n.a.	n.a.	$524 / SF	n.a.	n.a.
4	Real Estate Owned	Philadelphia, PA	Office / Garage	12/22/2023	n.a.	$45.6	45.6	15.2		n.a.	n.a.	$114 / SF	n.a.	n.a.
	Total/Weighted Average Real Estate Assets					$335.5	$335.5	$264.1
	Other Investments
1	CMBS B-Pieces(L)	Various	Various	2/13/2017	n.a.	40.0	35.3	35.3		4.7	5.0	n.a.	58	n.a.
	Total/Weighted Average Other Investments					$40.0	$35.3	$35.3		4.7%	5.0		58%
	Grand Total / Weighted Average					$7,525.0	$6,946.7	$1,877.7		8.6%	2.4		65%	3.1
*    Numbers presented may not foot due to rounding.

(A)    Our total portfolio represents the current principal amount or investment amount on senior and mezzanine loans, real estate assets and other assets. Excludes loans that were fully written off.
For Senior Loan 8, the total whole loan is $199.4 million, including (i) a fully funded senior mortgage loan of $120.0 million, at an interest rate of S+2.25% and (ii) a mezzanine note with a commitment of $79.4 million, of which $74.4 million was funded as of June 30, 2024, at a fixed interest rate of 4.5%. The mezzanine note interest is payment-in-kind (“PIK Interest”), which is capitalized, compounded, and added to the outstanding principal balance of the respective loan.
For Senior Loan 26, the total whole loan is $109.2 million, including (i) a fully funded senior mortgage loan of $102.0 million, at an interest rate of S+3.06%, (ii) a senior mezzanine note with $5.3 million funded as of June 30, 2024, at a fixed interest rate of 10.0% and (iii) a fully funded junior mezzanine note of $0.8 million, at a fixed interest rate of 10.0% with certain profit share provisions, as defined in the loan agreement.
For Senior Loan 56, the total whole loan is $146.2 million, co-originated and co-funded by us and a KKR affiliate. Our interest is 31% of the loan or $45.8 million, of which $38.6 million in senior notes were syndicated to third party lenders. Post syndication, we retained a mezzanine loan with a commitment of $7.2 million, fully funded as of June 30, 2024, at an interest rate of S+13.02%.
(B)    Total Whole Loan represents the total commitment of the entire whole loan originated. Committed Principal Amount includes participations by KKR affiliated entities and third parties that are syndicated/sold.
(C)    Net equity reflects (i) the amortized cost basis of our loans, net of borrowings; (ii) REO, net of borrowings and noncontrolling interests, and (iii) the investment amount of equity method investments.
(D)    Weighted average is weighted by the current principal amount for our senior and mezzanine loans and by the investment amount of CMBS B-Pieces. Risk-rated 5 loans are excluded from the weighted average LTV.
(E)    Coupon expressed as spread over Term SOFR.
(F)    Max remaining term (years) assumes all extension options are exercised, if applicable.
(G)    Loan Per SF / Unit / Key is based on the current principal amount divided by the current SF / Unit / Key. For Senior Loans 2, 3, 5, 16, 20, 22, 44, 60, and 61, Loan Per SF / Unit / Key is calculated as the total commitment amount of the loan divided by the proposed SF / Unit / Key.
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
For Senior Loans 2, 3, 5, 16, 20, 22, 44, 60, and 61, LTV is calculated as the total commitment amount of the loan divided by the as-stabilized value as of the date the loan was originated. For senior loans where an appraisal has been obtained post origination, the LTV, presented as follows, is calculated based on the current principal amount divided by the as-is appraised value as of the new appraisal date: Senior Loan 15 (64%); Senior Loan 18 (64%); Senior Loan 19 (78%); Senior Loan 23 (64%); Senior Loan 27 (57%); Senior Loan 28 (75%); Senior Loan 32 (83%); Senior Loan 33 (70%), Senior Loan 38 (63%); and Senior Loan 61 (61%).
(I)    Senior loans include senior mortgages and similar credit quality investments, including junior participations in our originated senior loans for which we have syndicated the senior participations and retained the junior participations for our portfolio and excludes vertical loan participations.
(J)    For Senior Loan 60, the total whole loan facility is $61.1 million co-originated and co-funded by us and a KKR affiliate. Our interest was 50% of the facility, or $30.6 million. The facility is comprised of individual cross-collateralized whole loans. As of June 30, 2024, there was one underlying senior loan in the facility with a commitment of $30.6 million and an outstanding principal balance of
$28.0 million.
(K)    Represents real estate assets held through a Tenant-in-Common ("TIC") agreement between us and a KKR affiliate. We hold a 74.6% economic interest in the real estate assets and share decision-making with the KKR affiliate under the TIC agreement.
(L)     Represents our investment in an aggregator vehicle that invests in CMBS B-Pieces. Committed principal represents our total commitment to the aggregator vehicle whereas current principal represents the current funded amount.

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

As of June 30, 2024, the average risk rating of our portfolio was 3.1, weighted by total loan exposure, as compared to 3.2 as of March 31, 2024 and December 31, 2023.

June 30, 2024					December 31, 2023
Risk Rating	Number of Loans(A)	Carrying Value	Total Loan Exposure(B)	Total Loan Exposure %*	Number of Loans(A)	Carrying Value	Total Loan Exposure(B)	Total Loan Exposure %*
1	—	$—	$—	—%	—	$—	$—	—%
2	2	19,832	58,386	1	2	19,392	57,925	1
3	54	5,913,015	5,923,297	90	60	6,493,506	6,511,894	86
4	4	399,275	399,798	6	4	325,286	476,112	6
5	1	190,113	194,400	3	3	505,364	512,105	7
Total loan receivable	61	$6,522,235	$6,575,881	100%	69	$7,343,548	$7,558,036	100%
Allowance for credit losses		(110,583)				(210,470)
Loan receivable, net		$6,411,652				$7,133,078
*Numbers presented may not foot due to rounding.

(A)    Excludes fully written off loans.
(B)    In certain instances, we finances our loans through the non-recourse sale of a senior interest that is not included in the condensed consolidated financial statements. Total loan exposure includes the entire loan we originated and financed, including $38.6 million and $188.6 million of such non-consolidated interests as of June 30, 2024 and December 31, 2023, respectively.

In January 2023, we modified a risk-rated 5 senior office loan located in Philadelphia, PA, with an outstanding principal balance of $161.0 million. The terms of the modification included, among others, a $25.0 million principal repayment and a restructure of the $136.0 million senior loan (after the $25.0 million repayment) into (i) a $116.5 million committed senior mortgage loan (with $5.5 million in unfunded commitment) and (ii) a $25.0 million junior mezzanine note. The restructured senior loan earns a coupon rate of S+2.75% and has a new term of up to four years, assuming all extension options are exercised. The $25.0 million junior mezzanine note is subordinate to a new $41.5 million committed senior mezzanine note held by the sponsor (with $16.5 million in unfunded commitment) and was deemed uncollectible and written off in December 2022. The loan modification was accounted for as a new loan for GAAP purposes. The restructured senior loan with an outstanding principal balance of $114.3 million was risk-rated 3 as of June 30, 2024.

In June 2023, we modified a risk-rated 5 senior office loan located in Minneapolis, MN, with an outstanding principal balance of $194.4 million. The terms of the modification included, among others, a restructure of the $194.4 million senior loan into (i) a $120.0 million senior mortgage loan (fully funded) and (ii) a $79.4 million mezzanine note (with $5.0 million in unfunded commitment). The restructured senior loan earns a coupon rate of S+2.25% and the mezzanine note earns a fixed 4.5% PIK interest rate. Post modification, the whole loan’s maximum maturity is July 2025, assuming all extension options are exercised. The restructured whole loan with an outstanding principal balance of $194.4 million was risk-rated 5 as of June 30, 2024.

In September 2023, we modified a risk-rated 4 senior office loan located in Chicago, IL, with an outstanding principal balance of $118.4 million. The terms of the modification included, among others, a $15.0 million principal repayment, a $15.0 million reduction in unfunded loan commitment, and a restructure of the $103.4 million senior loan (after the $15.0 million repayment) into (i) a $105.0 million committed senior mortgage loan (with $16.6 million in unfunded commitment) and (ii) a $15.0 million subordinated note which is subordinate to a new $18.5 million sponsor interest. The restructured senior loan earns a coupon rate of S+2.25% and has a new term of five years. The $15.0 million subordinated note was deemed uncollectible and written off. The loan modification was accounted for as a new loan for GAAP purposes. The restructured senior loan with an outstanding principal balance of $88.4 million was risk-rated 3 as of June 30, 2024.

In June 2024, we modified a risk-rated 5 mezzanine office loan located in Boston, MA, with an outstanding principal balance of $37.5 million. The terms of the modification included, among others, a restructure of the mezzanine loan into (i) a $12.5 million senior mezzanine note and (ii) a $25.0 million junior mezzanine note which is subordinate to a new $10.0 million sponsor interest. The senior and junior mezzanine notes earn a PIK interest rate of S+7.0% and have a maximum maturity of February 2028. Both mezzanine notes were deemed uncollectible and written off in June 2024.

CMBS B-Piece Investments

Our current CMBS exposure is through, an equity method investment. Our Manager has processes and procedures in place to monitor and assess the credit quality of our CMBS B-Piece investments and promote the regular and active management of these investments. This includes reviewing the performance of the real estate assets underlying the loans that collateralize the investments and determining the impact of such performance on the credit and return profile of the investments. Our Manager holds monthly surveillance calls with the special servicer of our CMBS B-Piece investments to monitor the performance of our portfolio and discuss issues associated with the loans underlying our CMBS B-Piece investments. At each meeting, our Manager is provided with a due diligence submission for each loan underlying our CMBS B-Piece investments, which includes both property- and loan-level information. These meetings assist our Manager in monitoring our portfolio, identifying any potential loan issues, determining if a re-underwriting of any loan is warranted and examining the timing and severity of any potential losses or impairments.

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

Our Non-Mark-to-Market Financing Sources, which accounted for 79% of our total financing as of June 30, 2024, are not subject to credit or capital markets mark-to-market provisions. The remaining 21% of our total financing, which is primarily comprised of three master repurchase agreements, are only subject to credit marks.

We continue to expand and diversify our financing sources, especially those sources that provide non-mark-to-market financing, reducing our exposure to market volatility.

The following table summarizes our financing agreements (dollars in thousands):

		June 30, 2024				December 31, 2023
		Borrowings			Collateral	Borrowings
	Non-/Mark-to-Market	Maximum Facility Size(A)	Outstanding Principal	Available(B)	Outstanding Principal	Outstanding Principal
Master Repurchase Agreements	Mark-to-Credit	$2,000,000	$1,192,405	$40,947	$1,725,489	$1,477,227
Collateralized Loan Obligations	Non-Mark-to-Market	1,941,330	1,941,330	—	2,298,580	1,942,750
Term Lending Agreements	Non-Mark-to-Market	1,528,582	1,098,100	3,719	1,523,865	1,329,390
Term Loan Facility	Non-Mark-to-Market	1,000,000	518,595	—	671,812	561,377
Warehouse Facility	Non-Mark-to-Market	500,000	—	—	—	—
Asset Specific Financing	Non-Mark-to-Market	490,625	308,237	—	371,706	266,072
Revolver	Non-Mark-to-Market	610,000	175,000	435,000	n.a.	160,000
Secured Term Loan	Non-Mark-to-Market	341,250	341,250	—	n.a.	343,000
Total leverage		8,411,787	5,574,917	479,666		6,079,816
Non-consolidated Senior Interests	Non-Mark-to-Market	38,611	38,611	—	38,611	188,611
Total		$8,450,398	$5,613,528	$479,666		$6,268,427

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

Each of our existing master repurchase facilities includes "credit mark-to-market" features. "Credit mark-to-market" provisions in repurchase facilities are designed to keep the lenders' credit exposure generally constant as a percentage of the underlying collateral value of the assets pledged as security to them. If the credit underlying collateral value decreases, the gross amount of leverage available to us will be reduced as our assets are marked-to-market, which would reduce our liquidity. The lender under the applicable repurchase facility sets the valuation and any revaluation of the collateral assets in its sole, good faith discretion. As a contractual matter, the lender has the right to reset the value of the assets at any time based on then-current market conditions, but the market convention is to reassess valuations on a monthly, quarterly and annual basis using the financial information delivered pursuant to the facility documentation regarding the real property, borrower and guarantor under such underlying loans. Generally, if the lender determines (subject to certain conditions) that the market value of the collateral in a repurchase transaction has decreased by more than a defined minimum amount, the lender may require us to provide additional collateral or lead to margin calls that may require us to repay all or a portion of the funds advanced. We closely monitor our liquidity and intend to maintain sufficient liquidity on our balance sheet in order to meet any margin calls in the event of any significant decreases in asset values. As of June 30, 2024, the weighted average haircut under our repurchase agreements was 30.9% (or 28.5%, if we had borrowed the maximum amount approved by its repurchase agreement counterparties as of such dates). In addition, our existing master repurchase facilities are not entirely term-matched financings and may mature before our CRE debt investments that represent underlying collateral to those financings. As we negotiate renewals and extensions of these liabilities, we may experience lower advance rates and higher pricing under the renewed or extended agreements.

Term Lending Agreements

In 2018, we entered into a $200.0 million loan financing facility with BMO Harris Bank (the "BMO Facility”); the borrowing capacity was increased to $300.0 million in 2019. The facility provides financing on a non-mark-to-market basis with match-term up to five years with partial recourse to us.

In 2019, we entered into a Master Repurchase and Securities Contract Agreement ("KREF Lending V Facility") with Morgan Stanley Mortgage Capital Holdings LLC ("Administrative Agent"), as administrative agent on behalf of Morgan Stanley Bank, N.A. ("Initial Buyer"), which provides non-mark-to-market financing. In 2023, the current stated maturity was extended to June 2024, subject to two additional one-year extension options, which we may exercise upon the satisfaction of certain customary conditions and thresholds. The Initial Buyer subsequently syndicated a portion of the facility to multiple financial institutions. As of June 30, 2024, the Initial Buyer held 22.7% of the total commitment under the facility.

In 2021, we entered into a $500.0 million Master Repurchase and Securities Contract Agreement with a financial institution (“KREF Lending IX Facility”) and subsequently increased the borrowing capacity to $1.0 billion. The facility, which provides financing on a non-mark-to-market basis with partial recourse to us, has a three-year draw period and match- term to the underlying loans. In May 2024, the lender assigned its rights and obligations under the KREF Lending IX Facility to another financial institution and our borrowing capacity under the facility was amended to $701.1 million.

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

The following table outlines the CLO collateral assets and respective borrowing (dollars in thousands):

	June 30, 2024							December 31, 2023
	Facility					Collateral(A)		Facility
	Wtd. Avg. Term(B)	Maximum Facility Size	Outstanding Principal	Carrying Value	Wtd. Avg. Funding Cost(C)	Outstanding Principal	Carrying Value	Carrying Value
KREF 2021-FL2	February 2039	$1,093,830	$1,093,830	$1,093,737	6.8%	$1,298,580	$1,287,523	$1,095,128
KREF 2022-FL3	February 2039	847,500	847,500	847,403	7.1%	1,000,000	992,833	847,043
Total		$1,941,330	$1,941,330	$1,941,140	6.9%	$2,298,580	$2,280,356	$1,942,171

(A)    Collateral loan assets represent 34.7% of the principal of our commercial real estate loans as of June 30, 2024. As of June 30, 2024, 100% of our loans financed through the CLOs are floating-rate loans.
(B)    The term of the CLO notes represents the rated final distribution date. Repayments of CLO notes are dependent on timing of underlying collateral loan asset repayments post reinvestment period.
(C)    Including deferred financing costs and applicable index in effect as of June 30, 2024. Average weighted by the outstanding principal of the facility.

Non-Consolidated Senior Interests

In certain instances, we finance our loans through the non-recourse sale of a senior loan interest that is not included in our condensed consolidated financial statements. These non-consolidated senior interests provide structural leverage on a non-mark-to-market, match-term basis for our net investments, which are typically reflected in the form of mezzanine loans or other subordinate interests on our condensed consolidated balance sheets and in our condensed consolidated statement of income.

The following table details the subordinate interests retained on our balance sheet and the related non-consolidated senior interests (dollars in thousands):

	June 30, 2024
Non-Consolidated Senior Interests	Count	Principal Balance	Carrying Value	Wtd. Avg. Yield/Cost	Guarantee	Wtd. Avg. Term
Total loan	1	$45,778	n.a	S + 4.4%	n.a.	November 2025
Senior participation	1	38,611	n.a	S + 2.8%	n.a.	November 2025
Interests retained		7,167		S + 13.0%		November 2025

Secured Term Loan

In 2020, we entered into a $300.0 million secured term loan at a price of 97.5%. The secured term loan is partially amortizing, with an amount equal to 1.0% per annum of the principal balance due in quarterly installments. In 2021, we completed a $52.2 million add-on, for an aggregate principal amount of $350.0 million, which was issued at par. In 2023, the secured term loan was amended to transition the benchmark rate from LIBOR to SOFR. Post amendment, the secured term loan bears coupon interest at Adjusted Term SOFR, as defined in the secured term loan agreements, plus a 3.50% margin, and is subject to a 0.50% SOFR floor.

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

As of June 30, 2024, we were in compliance with the covenants of our financing facilities.

Guarantees — In connection with our financing arrangements including; master repurchase agreements, our term lending agreements, and our asset specific financing, our Operating Partnership has entered into a limited guarantee in favor of each lender, under which our Operating Partnership guarantees the obligations of the borrower under the respective financing agreement (i) in the case of certain defaults, up to a maximum liability of 25.0% of the then-outstanding repurchase price of the eligible loans, participations or securities, as applicable, or (ii) up to a maximum liability of 100.0% in the case of certain "bad boy" defaults. The borrower in each case is a special purpose subsidiary of ours. In addition, some guarantees include certain full recourse insolvency-related trigger events.

With respect to our Revolver, amounts borrowed are full recourse to certain guarantor wholly-owned subsidiaries of ours.

Real Estate Assets

Portland Retail / Redevelopment — In 2015, we originated a $177.0 million senior loan secured by a retail property in Portland, OR. In December 2021, we took title to the retail property and accounted for the property on a consolidated basis. The transaction was accounted for as an asset acquisition under ASC 805. Accordingly, we recorded the property on the Condensed Consolidated Balance Sheets as REO with a carrying value of $78.6 million, which included the estimated fair value of the property. In addition, we assumed $2.0 million in other net assets of the REO. We contributed a portion of the REO asset with a carrying value of $68.9 million to a joint venture (the "REO JV") with a third party local developer (“JV Partner”), whereby we had a 90% interest and the JV Partner had a 10% interest. The JV Partner's interest in the property was presented within "Noncontrolling interests in equity of consolidated joint ventures" on the Condensed Consolidated Balance Sheets. As of June 30, 2024, the REO JV held REO assets with a net carrying value of $77.4 million. We have priority of distributions up to $81.6 million before the JV Partner can participate in the economics of the REO JV.

Philadelphia Office / Garage — In 2019, we originated a $182.6 million senior loan secured by an office portfolio in Philadelphia, PA. In December 2023, we received a $6.0 million partial repayment and then took title to the office property through a deed-in-lieu of foreclosure. The transaction was accounted for as an asset acquisition under ASC 805. Accordingly, we recorded the portfolio and its net assets on the Condensed Consolidated Balance Sheets with an estimated fair value of $86.4 million, which included $1.3 million of cash received and $76.5 million, $24.6 million and $15.9 million allocated to REO held for sale, lease intangible and other assets, and leasing and other liabilities, respectively. As a result, we recognized a $58.7 million loan write-off for the difference between the amortized cost of the foreclosed loan and the fair value of the REO’s net assets.

In June 2024, we sold a portion of the portfolio for a gross sales price of $41.0 million and recognized a realized loss of $0.6 million after buyer credits and closing costs. Concurrently, we provided financing to the buyer through a senior loan with an outstanding principal balance of $30.1 million ($83.7 million total commitment) as of June 30, 2024. The senior loan earns a coupon rate of S+4.3% and has a maximum maturity of June 2029, assuming all extension options are exercised. The senior loan is presented within “Commercial real estate loans, held-for-investment, net” on the Condensed Consolidated Balance Sheets.

As of June 30, 2024, the remaining REO assets and liabilities met the criteria to be classified as held for sale under ASC 360. As such, depreciation and amortization on the REO and related lease intangibles were suspended.

Mountain View Office — In 2021, we co-originated with a KKR affiliate a $362.8 million senior loan secured by an office property in Mountain View, CA. Our interest was 68.9% of the loan or $250.0 million. In June 2024, we and the KKR affiliate took title to the office property through a deed-in-lieu of foreclosure and we accounted for the property on a consolidated basis. The transaction was accounted for as an asset acquisition under ASC 805. Accordingly, we recorded the property and its net assets on the Condensed Consolidated Balance Sheets with an estimated fair value of $174.7 million, which included $175.0 million of REO held for investment and ($0.3) million of net working capital. As a result, we recognized a $79.9 million loan write-off for the difference between our interest in the amortized cost of the foreclosed loan and our share of the fair value of the REO’s net assets and closing costs. The KKR affiliate's interest in the property was 31.1%, or $54.3 million as of June 30, 2024, and was presented within "Noncontrolling interests in equity of consolidated joint ventures" on the Condensed Consolidated Balance Sheets.

Seattle Life Science (Equity Method Investment) — In 2021, we co-originated with a KKR affiliate a $188.0 million senior loan secured by a life science property in Seattle, WA. Our interest was 74.6% of the loan or $140.3 million. In June 2024, we received a $14.3 million partial repayment, then along with the KKR affiliate took title to the life science property through a deed-in-lieu of foreclosure under a Tenant-in-Common ("TIC") agreement. Under the TIC agreement, we and the KKR affiliate held an economic interest of 74.6% and 25.4%, respectively, and shared decision-making. Under ASC 970-810, we accounted for the TIC agreement as an undivided interest in the property and recorded an $82.0 million "Equity method investment, real estate asset" in the Condensed Consolidated Balance Sheets. As a result, we recognized a $18.6 million loan write-off for the difference between the amortized cost of the foreclosed loan and our share of the fair value of the property’s net assets and closing costs.

Results of Operations

Three Months Ended June 30, 2024 Compared to Three Months Ended March 31, 2024

The following table summarizes the changes in our results of operations for three months ended June 30, 2024 and March 31, 2024 (dollars in thousands, except per share data):

	Three Months Ended		Increase (Decrease)
	June 30, 2024	March 31, 2024	Dollars	Percentage
Net Interest Income
Interest income	$149,249	$151,620	$(2,371)	(2)%
Interest expense	108,816	112,476	(3,660)	(3)
Total net interest income	40,433	39,144	1,289	3
Other Income
Income (loss) from equity method investment	618	845	(227)	(27)
Other miscellaneous income	1,432	1,792	(360)	(20)
Revenue from real estate owned operations	5,785	4,978	807	16
Gain (loss) on sale of investments	(615)	—	(615)	100
Total other income	7,220	7,615	(395)	(5)
Operating Expenses
Provision for (reversal of ) credit losses, net	4,545	33,266	(28,721)	(86)
Management fee to affiliate	6,373	6,340	33	1
General and administrative	4,795	4,992	(197)	(4)
Expenses from real estate owned operations	6,341	5,549	792	14
Total operating expenses	22,054	50,147	(28,093)	(56)
Income (Loss) Before Income Taxes	25,599	(3,388)	28,987	856
Income tax expense	71	41	30	73
Net Income (Loss)	25,528	(3,429)	28,957	844
Net income (loss) attributable to noncontrolling interests	(304)	(321)	17	5
Net Income (Loss) Attributable to KKR Real Estate Finance Trust Inc. and Subsidiaries	25,832	(3,108)	28,940	931
Preferred stock dividends	5,326	5,326	—	—
Participating securities' share in earnings	283	305	(22)	(7)
Net Income (Loss) Attributable to Common Stockholders	$20,223	$(8,739)	$28,962	331

Net Income (Loss) Per Share of Common Stock
Basic and Diluted	$0.29	$(0.13)	$0.42	323

Weighted Average Number of Shares of Common Stock Outstanding
Basic and Diluted	69,423,244	69,386,568	36,676	—

Dividends Declared per Share of Common Stock	$0.25	$0.25	$—	—

Net Interest Income

Net interest income increased by $1.3 million during the three months ended June 30, 2024, as compared to the preceding three-month period. This increase was primarily due to a decrease in interest expense, partially as a result of lower deferred financing costs amortization. We recorded $4.3 million of deferred financing costs amortization into interest expense during the three months ended June 30, 2024, as compared to $5.0 million for the preceding period. In addition, we recorded $4.8 million of deferred loan fees and origination discounts accreted into interest income during the three months ended June 30, 2024, as compared to $4.7 million during the prior year period.

Other Income

Total other income decreased by $0.4 million during the three months ended June 30, 2024, as compared to the preceding period. This decrease was primarily due to a $0.6 million loss on sale of REO investments.

Operating Expenses

Total operating expenses decreased by $28.1 million during the three months ended June 30, 2024, as compared to the preceding period. This decrease was primarily due to a $28.7 million change in the provision for credit losses.

Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023

The following table summarizes the changes in our results of operations for the six months ended June 30, 2024 and 2023 (dollars in thousands, except per share data):

	Six Months Ended June 30,		Increase (Decrease)
	2024	2023	Dollars	Percentage
Net Interest Income
Interest income	$300,869	$312,159	$(11,290)	(4)%
Interest expense	221,292	221,653	(361)	—
Total net interest income	79,577	90,506	(10,929)	(12)
Other Income
Income (loss) from equity method investments	1,463	204	1,259	617
Other miscellaneous income	3,224	7,148	(3,924)	(55)
Revenue from real estate owned operations	10,763	4,230	6,533	154
Gain (loss) on sale of investments	(615)	—	(615)	100
Total other income (loss)	14,835	11,582	3,253	28
Operating Expenses
Provision for (reversal of ) credit losses, net	37,811	116,802	(78,991)	(68)
Management fee to affiliate	12,713	13,082	(369)	(3)
Incentive compensation to affiliate	—	2,422	(2,422)	(100)
General and administrative	9,787	9,400	387	4
Expenses from real estate owned operations	11,890	5,414	6,476	120
Total operating expenses	72,201	147,120	(74,919)	(51)
Income (Loss) Before Income Taxes	22,211	(45,032)	67,243	149
Income tax expense	112	346	(234)	(68)
Net Income (Loss)	22,099	(45,378)	67,477	149
Net income (loss) attributable to noncontrolling interests	(625)	(273)	(352)	129
Net Income (Loss) Attributable to KKR Real Estate Finance Trust Inc. and Subsidiaries	22,724	(45,105)	67,829	150
Preferred stock dividends	10,652	10,652	—	—
Participating securities' share in earnings	588	825	(237)	(29)
Net Income (Loss) Attributable to Common Stockholders	$11,484	$(56,582)	$68,066	120

Net Income (Loss) Per Share of Common Stock
Basic and Diluted	$0.17	$(0.82)	$0.99	121

Weighted Average Number of Shares of Common Stock Outstanding
Basic and Diluted	69,404,906	69,105,389	299,517	—

Dividends Declared per Share of Common Stock	$0.50	$0.86	$(0.36)	(42)

Net Interest Income
Net interest income decreased by $10.9 million, during the six months ended June 30, 2024, as compared to the corresponding period in the prior year. This decrease was primarily due to loan repayments or other resolutions and the impact of certain loans on nonaccrual status and accounted for under the cost recovery method. During the six months ended June 30, 2024, $2.5 million of interest collections on nonaccrual loans were applied as a cost reduction to the loan amortized cost. We recognized $9.6 million of deferred loan fees and origination discounts accreted into interest income during the six months ended June 30, 2024, as compared to $12.4 million during the prior year period. We recorded $9.3 million of deferred financing costs amortization into interest expense during the six months ended June 30, 2024, as compared to $13.9 million during the prior year period.

Other Income

Total other income increased by $3.3 million during the six months ended June 30, 2024, as compared to the prior year period. This increase was primarily due to a $6.5 million increase in revenue from REO operations, partially offset by a $2.2 million decrease in interest income earned on our cash balance.

Operating Expenses

Total operating expenses decreased by $74.9 million during the six months ended June 30, 2024, as compared to the prior year period. This decrease was primarily due to a $79.0 million change in the provision for credit losses, partially offset by a $6.5 million increase in expenses from REO operations.

Liquidity and Capital Resources

Overview

We have capitalized our business to date primarily through the issuance and sale of our common stock and preferred stock, borrowings from three master repurchase agreements, and borrowings from our Non-Mark-to-Market Financing Sources, which comprised of collateralized loan obligations, term lending agreements, term loan facility, secured term loan, asset specific financing, warehouse facility, corporate revolver and non-consolidated senior interests. Our Non-Mark-to-Market Financing Sources, which accounted for 79% of our total financing as of June 30, 2024, are not subject to credit or capital markets mark-to-market provisions. The remaining 21% of our total financing, which are comprised of three master repurchase agreements, are only subject to credit marks. We have not received any margin calls on our master repurchase agreements to date.

Our primary sources of liquidity include $107.2 million of cash on our Condensed Consolidated Balance Sheets, $57.0 million loan principal payment held by a servicer, $435.0 million of available capacity on our corporate Revolver, $44.7 million of available borrowings under our financing arrangements based on existing collateral, and cash flows from operations. In addition, we had $312.1 million of total unencumbered assets, including $207.9 million of real estate owned assets, $68.9 million of unencumbered senior loans and $35.3 million of investments in CMBS B-Pieces, that can be financed, as of June 30, 2024. Our corporate Revolver and secured term loan are secured by corporate level guarantees and include net equity interests in the investment portfolio. We may seek additional sources of liquidity from syndicated financing, other borrowings (including borrowings not related to a specific investment) and future offerings of equity and debt securities.

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

As described in Note 9 to our condensed consolidated financial statements, we have off-balance sheet arrangements related to VIEs that we account for using the equity method of accounting and in which we hold an economic interest or have a capital commitment. Our maximum risk of loss associated with our interests in these VIEs is limited to the carrying value of our investment in the entity and any unfunded capital commitments. As of June 30, 2024, we held $35.3 million of interests in such entities, which does not include a remaining commitment of $4.3 million to our CMBS B-Piece investment that we are required to fund if called.

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

We have also entered into an equity distribution agreement with certain sales agents, pursuant to which we may sell, from time to time, up to an aggregate sales price of $100.0 million of our common stock, pursuant to a continuous offering program (the “ATM”), under the Shelf. Sales of our common stock made pursuant to the ATM may be made in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act. During the six months ended June 30, 2024, we did not sell any shares of common stock under the ATM. As of June 30, 2024, $93.2 million remained available for issuance under the ATM.

See Notes 5, 6, 7 and 10 to our condensed consolidated financial statements for additional details regarding our secured financing agreements, collateralized loan obligations, secured term loan and stock activity.

Debt-to-Equity Ratio and Total Leverage Ratio

The following table presents our debt-to-equity ratio and total leverage ratio:

	June 30, 2024	December 31, 2023
Debt-to-equity ratio(A)	1.9x	2.3x
Total leverage ratio(B)	3.9x	4.2x

(A)     Represents (i) total outstanding debt agreements (excluding non-recourse facilities) and secured term loan, less cash to (ii) KREF's stockholders' equity, in each case, at period end.
(B)    Represents (i) total outstanding debt agreements, secured term loan, and collateralized loan obligations, less cash to (ii) KREF's stockholders' equity, in each case, at period end.

Sources of Liquidity

Our primary sources of liquidity include cash and cash equivalents and available borrowings under our secured financing agreements, inclusive of our Revolver. Amounts available under these sources as of the date presented are summarized in the following table (dollars in thousands):

	June 30, 2024	December 31, 2023
Cash and cash equivalents	$107,151	$135,898
Loan principal repayments held by a servicer(A)	57,044	—
Available borrowings under revolving credit agreement	435,000	450,000
Available borrowings under master repurchase agreements	40,947	35,610
Available borrowings under term lending agreements	3,719	8,394
	$643,861	$629,902

(A)    Loan principal repayments held by a servicer at quarter-end were received in July 2024.

We also had $68.9 million and $43.1 million of unencumbered senior loans that can be pledged to financing facilities subject to lender approval, as of June 30, 2024 and December 31, 2023, respectively. In addition to our primary sources of liquidity, we have the ability to access further liquidity through our ATM program and public offerings of debt and equity securities. Our existing loan portfolio also provides us with liquidity as loans are repaid or sold, in whole or in part, and the proceeds from repayment become available for us to invest.

Cash Flows

The following table sets forth changes in cash and cash equivalents for the six months ended June 30, 2024 and 2023 (dollars in thousands):

	Six Months Ended June 30,
	2024	2023
Cash Flows From Operating Activities	$65,131	$77,108
Cash Flows From Investing Activities	464,769	59,396
Cash Flows From Financing Activities	(565,540)	(164,205)
Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	$(35,640)	$(27,701)

Cash Flows from Operating Activities

Our cash flows from operating activities were primarily driven by our net interest income, which is a result of the income generated by our investments less financing costs. The following table sets forth interest received from, and paid for, our investments for the six months ended June 30, 2024 and 2023 (dollars in thousands):

	Six Months Ended June 30,
	2024	2023
Interest Received:
Commercial real estate loans	$295,490	$298,489
	295,490	298,489
Interest Paid:
Interest expense	215,524	207,352
Net interest collections	$79,966	$91,137

Our net interest collections were partially offset by cash used to pay management and incentive fees, as follows (dollars in thousands):

	Six Months Ended June 30,
	2024	2023
Management Fees to affiliate	$12,863	$13,109
Incentive Fees to affiliate	—	2,422
Total management and incentive fee payments	$12,863	$15,531

Cash Flows from Investing Activities

Our cash flows from investing activities primarily consisted of cash inflows from loan repayments and cash outflows to fund commitments under existing loan investments. During the six months ended June 30, 2024, we funded $186.4 million of CRE loans and received $660.7 million from repayments of CRE loans.

During the six months ended June 30, 2023, we funded $374.6 million of CRE loans and received $435.2 million from the repayments of CRE loans.

Cash Flows from Financing Activities

Our cash flows from financing activities were primarily driven by (i) repayments of $771.5 million under our financing agreements and (ii) payment of $57.8 million in dividends, partially offset by borrowing proceeds of $266.6 million under our financing agreements during six months ended June 30, 2024.

During the six months ended June 30, 2023, our cash flows from financing activities were primarily driven by proceeds from borrowings under our financing agreements of $556.3 million, partially offset by (i) repayments of $504.7 million on borrowings under our financing agreements, (ii) payment of $143.8 million to redeem convertible notes, and (iii) payments of $70.1 million in dividends.

Contractual Obligations and Commitments

The following table presents our contractual obligations and commitments (including interest payments) as of June 30, 2024 (dollars in thousands):

	Total	Less than 1 year	1 to 3 years	3 to 5 years	Thereafter
Master Repurchase Facilities(A)	$1,192,405	$48,375	$1,050,431	$93,599	$—
Term Lending Agreements(A)	1,098,102	125,344	808,382	164,376	—
Warehouse Facility	—	—	—	—	—
Term Loan Facility	518,594	50,250	256,695	211,649	—
Asset Specific Facility	308,236	—	100,000	208,236	—
Revolver(B)	175,000	175,000	—	—	—
Total secured financing agreements	3,292,337	398,969	2,215,508	677,860	—
Collateralized Loan Obligations	1,941,330	—	—	—	1,941,330
Secured Term Loan	341,250	3,500	7,000	330,750	—
Interest payable(C)	1,340,885	407,132	643,767	289,986	—
Future funding obligations(D)	573,630	332,412	220,141	21,077	—
RECOP I commitment	4,324	4,324	—	—	—
Total	$7,493,756	$1,146,337	$3,086,416	$1,319,673	$1,941,330

(A)    The allocation of repurchase facilities and term lending agreements is based on the earlier of (i) the maximum maturity of the underlying loans pledged as collateral or (ii) the maximum maturity of the respective financing agreements. Amounts borrowed are subject to a maximum 25.0% recourse limit.
(B)    Any amounts borrowed are full recourse to certain subsidiaries of KREF. Amounts are estimated based on the amount outstanding under the Revolver and the interest rate in effect as of June 30, 2024. This is only an estimate as actual amounts borrowed, the timing of repayments and interest rates may vary over time. The Revolver matures in March 2027.
(C)    The amounts are estimated by assuming the amounts outstanding under these facilities and the interest rates in effect as of June 30, 2024 will remain constant into the future. The actual amounts borrowed and rates may vary over time.
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

Commencing in the second quarter of 2024, we have estimated CECL reserves using the Weighted-Average Remaining Maturity, or WARM method, which has been identified as a loss-rate method for estimating CECL reserves by the Financial Accounting Standards Board (“FASB”). In estimating a CECL reserve using the WARM method, we reference historical loan loss data across a comparable data set and apply such loss rate to each loan over its expected remaining term, taking into consideration expected economic conditions over the relevant timeframe. In certain instances, we might use other acceptable alternative approaches in the future depending on, among other factors, the type of loan, underlying collateral and availability of relevant historical market loan loss data.

To arrive at a CECL reserve using the WARM method, we considered various factors including (i) historical loss experience in the commercial real estate lending market, (ii) timing of expected repayments and expected loan future funding, (iii) and our current and future view of the macroeconomic environment for a reasonable and supportable forecast period. We derive a historical loss rate predominately based on a commercial mortgage-backed securities (“CMBS”) database with historical losses from 1998 through 2024 provided by a third party. We focus on the most relevant subset of CMBS data that is determined to be the most comparable to our own portfolio. The historical loss rate is further adjusted to consider expected macroeconomic conditions over reasonable and supportable forecast periods, such as considering commercial real estate price indices, unemployment rates and market liquidity. There is significant uncertainty related to future macroeconomic conditions. Therefore, we also consider other loan specific credit quality factors such as the risk rating of the loan, a near-term maturity, nature of construction loans, and economic conditions specific to the property type of the underlying collateral.

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

As of June 30, 2024, our accruing loan portfolio and related portfolio financing by principal amount earned or paid a floating rate of interest indexed to Term SOFR. Accordingly, our interest income and expense will generally change directionally with index rates; however, in certain circumstances, rate floors relating to our loan portfolio may partially offset the impact from changing rates. As of June 30, 2024, a 50 basis point and a 100 basis point decrease in the index rates would decrease our expected cash flows by approximately $0.9 million and $1.8 million, or ($0.01) and ($0.03) per common share, respectively, for the following three-month period. Conversely, a 50 basis point and a 100 basis point increase in the index rates would increase our expected cash flows by approximately $0.9 million and $1.8 million, or $0.01 and $0.03 per common share, respectively, for the same period.

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

As of June 30, 2024, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2024, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) of the Exchange Act) occurred during the quarter ended June 30, 2024 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We did not repurchase any shares of our common stock during the three months ended June 30, 2024. As of June 30, 2024, we had $100.0 million of remaining capacity to repurchase shares under the program.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description

10.1
Fourth Omnibus Amendment and Reaffirmation Agreement, dated as of May 22, 2024, among KREF Lending IX LLC, KKR Real Estate Finance Holdings L.P., KREF Holdings IX LLC, KREF Capital LLC, Computershare Trust Company, N.A., and Morgan Stanley Bank, N.A. (as assignee of all the rights and obligations of MUFG Bank Ltd.)

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

KKR REAL ESTATE FINANCE TRUST INC.

Date:	July 22, 2024	By:	/s/ Matthew A. Salem
Name: Matthew A. Salem
Title: Chief Executive Officer
(Principal Executive Officer)

Date:	July 22, 2024	By:	/s/ Kendra L. Decious
Name: Kendra L. Decious
Title: Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)