Form 10-Q
period 2024-09-30
KKR Real Estate Finance Trust Inc.
filed 2024-10-21
CIK 1631596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024

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

The number of shares of the registrant's common stock, par value $0.01 per share, outstanding as of October 17, 2024 was 69,572,651.

KKR REAL ESTATE FINANCE TRUST INC.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2024

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

PART I — FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

KKR Real Estate Finance Trust Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)
(Amounts in thousands, except share and per share data)

	September 30, 2024	December 31, 2023
Assets
Cash and cash equivalents	$108,795	$135,898
Commercial real estate loans, held-for-investment	6,188,679	7,343,548
Less: Allowance for credit losses	(148,013)	(210,470)
Commercial real estate loans, held-for-investment, net	6,040,666	7,133,078
Commercial real estate loan, held-for-sale	137,916	—
Real estate owned, held for investment, net	262,267	82,091
Real estate owned assets, held for sale	57,589	101,017
Equity method investment, real estate asset	81,493	—
Equity method investment, CMBS B-Pieces	35,433	35,076
Accrued interest receivable	32,282	41,003
Other assets	17,601	19,455
Total Assets	$6,774,042	$7,547,618

Liabilities and Equity
Liabilities
Secured financing agreements, net	$3,017,564	$3,782,419
Collateralized loan obligations, net	1,941,128	1,942,171
Secured term loan, net	334,193	335,331
Accrued interest payable	22,763	20,207
Dividends payable	17,333	29,805
Real estate owned liabilities, held for sale	3,356	15,883
Due to affiliates	7,648	8,270
Other liabilities	18,676	9,350
Total Liabilities	5,362,661	6,143,436

Commitments and Contingencies (Note 13)	—	—

Equity
Preferred Stock, $0.01 par value, 50,000,000 shares authorized
Series A cumulative redeemable preferred stock, (13,110,000 shares issued and outstanding as of September 30, 2024 and December 31, 2023); liquidation preference of $327,750, or $25.00 per share	131	131
Common stock, $0.01 par value, 300,000,000 authorized (69,333,208 shares issued and outstanding as of September 30, 2024; 75,299,556 shares issued and 69,313,860 shares outstanding as of December 31, 2023)	693	693
Additional paid-in capital	1,725,014	1,815,077
Accumulated deficit	(367,871)	(314,370)
Repurchased stock (5,985,696 shares repurchased as of December 31, 2023)	—	(96,764)
Total KKR Real Estate Finance Trust Inc. Stockholders’ Equity	1,357,967	1,404,767
Noncontrolling interests in equity of consolidated joint ventures	53,414	(585)
Total Equity	1,411,381	1,404,182
Total Liabilities and Equity	$6,774,042	$7,547,618

See Notes to Condensed Consolidated Financial Statements.

KKR Real Estate Finance Trust Inc. and Subsidiaries

Condensed Consolidated Statements of Income (Unaudited)
(Amounts in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net Interest Income
Interest income	$140,150	$163,229	$441,019	$475,388
Interest expense	103,145	118,617	324,437	340,270
Total net interest income	37,005	44,612	116,582	135,118

Other Income
Income (loss) from equity method investments	156	839	1,619	1,043
Other miscellaneous income	1,320	2,809	4,544	9,957
Revenue from real estate owned operations	8,539	1,795	19,302	6,025
Gain (loss) on sale of investments	—	—	(615)	—
Total other income	10,015	5,443	24,850	17,025

Operating Expenses
Provision for credit losses, net	38,200	8,814	76,011	125,616
Management fee to affiliate	5,901	6,566	18,614	19,648
Incentive compensation to affiliate	—	69	—	2,491
General and administrative	4,668	4,788	14,455	14,188
Expenses from real estate owned operations	5,488	2,819	17,378	8,233
Total operating expenses	54,257	23,056	126,458	170,176

Income (Loss) Before Income Taxes	(7,237)	26,999	14,974	(18,033)
Income tax expense	91	165	203	511
Net Income (Loss)	(7,328)	26,834	14,771	(18,544)
Net income (loss) attributable to noncontrolling interests	60	(307)	(565)	(580)
Net Income (Loss) Attributable to KKR Real Estate Finance Trust Inc. and Subsidiaries	(7,388)	27,141	15,336	(17,964)
Preferred stock dividends	5,326	5,326	15,978	15,978
Participating securities' share in earnings	277	414	865	1,239
Net Income (Loss) Attributable to Common Stockholders	$(12,991)	$21,401	$(1,507)	$(35,181)

Net Income (Loss) Per Share of Common Stock
Basic and Diluted	$(0.19)	$0.31	$(0.02)	$(0.51)
Weighted Average Number of Shares of Common Stock Outstanding
Basic and Diluted	69,434,938	69,122,636	69,414,990	69,111,201

Dividends Declared per Share of Common Stock	$0.25	$0.43	$0.75	$1.29

See Notes to Condensed Consolidated Financial Statements.

KKR Real Estate Finance Trust Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Equity (Unaudited)
(Amounts in thousands, except share data)

	Series A Preferred Stock		Common Stock
	Shares	Par Value	Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Repurchased Stock	Total KKR Real Estate Finance Trust Inc. Stockholders' Equity	Noncontrolling Interests in Equity of Consolidated Joint Ventures	Total Equity
Balance at December 31, 2023	13,110,000	$131	69,313,860	$693	$1,815,077	$(314,370)	$(96,764)	$1,404,767	$(585)	$1,404,182
Series A preferred dividends declared, $0.41 per share	—	—	—	—	—	(5,326)	—	(5,326)	—	(5,326)
Common dividends declared, $0.25 per share	—	—	—	—	—	(17,328)	—	(17,328)	—	(17,328)
Participating security dividends declared, $0.25 per share	—	—	—	—	—	(305)	—	(305)	—	(305)
Stock-based compensation, net	—	—	—	—	2,296	—	—	2,296	—	2,296
Net income (loss)	—	—	—	—	—	(3,108)	—	(3,108)	(321)	(3,429)
Balance at March 31, 2024	13,110,000	$131	69,313,860	$693	$1,817,373	$(340,437)	$(96,764)	$1,380,996	$(906)	$1,380,090
Series A preferred dividends declared, $0.41 per share	—	—	—	—	—	(5,326)	—	(5,326)	—	(5,326)
Common dividends declared, $0.25 per share	—	—	—	—	—	(17,333)	—	(17,333)	—	(17,333)
Participating security dividends declared, $0.25 per share	—	—	—	—	—	(283)	—	(283)	—	(283)
Stock-based compensation, net	—	—	19,348	*	2,225	—	—	2,225	—	2,225
Retirement of repurchased stock	—	—	—	—	(96,764)	—	96,764	—	—	—
Net income (loss)	—	—	—	—	—	25,832	—	25,832	(304)	25,528
Contribution by noncontrolling interests	—	—	—	—	—	—	—	—	54,331	54,331
Balance at June 30, 2024	13,110,000	$131	69,333,208	$693	$1,722,834	$(337,547)	$—	$1,386,111	$53,121	$1,439,232
Series A preferred dividends declared, $0.41 per share	—	—	—	—	—	(5,326)	—	(5,326)	—	(5,326)
Common dividends declared, $0.25 per share	—	—	—	—	—	(17,333)	—	(17,333)	—	(17,333)
Participating security dividends declared, $0.25 per share	—	—	—	—	—	(277)	—	(277)	—	(277)
Stock-based compensation, net	—	—	—	—	2,180	—	—	2,180	—	2,180
Net income (loss)	—	—	—	—	—	(7,388)	—	(7,388)	60	(7,328)
Contribution by noncontrolling interest	—	—	—	—	—	—	—	—	233	233
Balance at September 30, 2024	13,110,000	$131	69,333,208	$693	$1,725,014	$(367,871)	$—	$1,357,967	$53,414	$1,411,381

* Rounds to zero.
See Notes to Condensed Consolidated Financial Statements.

	Series A Preferred Stock		Common Stock
	Shares	Par Value	Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Repurchased Stock	Total KKR Real Estate Finance Trust Inc. Stockholders' Equity	Noncontrolling Interests in Equity of Consolidated Joint Venture	Total Equity
Balance at December 31, 2022	13,110,000	$131	69,095,011	$691	$1,808,983	$(141,503)	$(96,764)	$1,571,538	$(102)	$1,571,436
Series A preferred dividends declared, $0.41 per share	—	—	—	—	—	(5,326)	—	(5,326)	—	(5,326)
Common dividends declared, $0.43 per share	—	—	—	—	—	(29,711)	—	(29,711)	—	(29,711)
Participating security dividends declared, $0.43 per share	—	—	—	—	—	(407)	—	(407)	—	(407)
Stock-based compensation, net	—	—	—	—	2,152	—	—	2,152	—	2,152
Net income (loss)	—	—	—	—	—	(25,077)	—	(25,077)	(177)	(25,254)
Contribution by noncontrolling interest	—	—	—	—	—	—	—	—	255	255
Balance at March 31, 2023	13,110,000	$131	69,095,011	$691	$1,811,135	$(202,024)	$(96,764)	$1,513,169	$(24)	$1,513,145
Series A preferred dividends declared, $0.41 per share	—	—	—	—	—	(5,326)	—	(5,326)	—	(5,326)
Common dividends declared, $0.43 per share	—	—	—	—	—	(29,716)	—	(29,716)	—	(29,716)
Participating security dividends declared, $0.43 per share	—	—	—	—	—	(418)	—	(418)	—	(418)
Stock-based compensation, net	—	—	11,050	*	2,174	—	—	2,174	—	2,174
Net income (loss)	—	—	—	—	—	(20,028)	—	(20,028)	(96)	(20,124)
Balance at June 30, 2023	13,110,000	$131	69,106,061	$691	$1,813,309	$(257,512)	$(96,764)	$1,459,855	$(120)	$1,459,735
Series A preferred dividends declared, $0.41 per share	—	—	—	—	—	(5,326)	—	(5,326)	—	(5,326)
Common dividends declared, $0.43 per share	—	—	—	—	—	(29,716)	—	(29,716)	—	(29,716)
Participating security dividends declared, $0.43 per share	—	—	—	—	—	(414)	—	(414)	—	(414)
Stock-based compensation , net	—	—	—	—	2,184	—	—	2,184	—	2,184
Net income (loss)	—	—	—	—	—	27,141	—	27,141	(307)	26,834
Balance at September 30, 2023	13,110,000	$131	69,106,061	$691	$1,815,493	$(265,827)	$(96,764)	$1,453,724	$(427)	$1,453,297

* Rounds to zero.
See Notes to Condensed Consolidated Financial Statements.

KKR Real Estate Finance Trust Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)
(Amounts in thousands)

	Nine Months Ended September 30,
	2024	2023
Cash Flows From Operating Activities
Net income (loss)	$14,771	$(18,544)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Accretion of deferred loan fees and discounts	(13,448)	(17,714)
Payment-in-kind interest	(603)	—
Amortization of deferred debt issuance costs and discounts	13,073	20,448
(Income) loss from equity method investment	642	1,309
Provision for credit losses, net	76,011	125,616
Depreciation and amortization	488	—
Stock-based compensation expense	6,702	6,510
(Gain) loss on sale of investments	615	—
Changes in operating assets and liabilities:
Assets related to real estate owned, held for sale, net of liabilities	3,239	—
Accrued interest receivable, net	8,650	(925)
Other assets	1,400	313
Accrued interest payable	2,556	1,530
Due to affiliates	(622)	(112)
Other liabilities	767	443
Net cash provided by (used in) operating activities	114,241	118,874

Cash Flows From Investing Activities
Proceeds from principal repayments of commercial real estate loans	959,175	477,890
Originations and fundings of commercial real estate loans	(239,883)	(539,489)
Capital expenditures on real estate owned	(8,086)	(1,387)
Payment to acquire real estate owned	(363)	—
Net payment on sale of real estate owned, held for sale	(1,092)	—
Payment to acquire equity method investment, real estate asset	(627)	—
Contributions to equity method investment, real estate asset	(484)	—
Net cash provided by (used in) investing activities	708,640	(62,986)

Cash Flows From Financing Activities
Proceeds from borrowings under secured financing agreements	464,387	656,554
Proceeds from noncontrolling interest contributions	233	255
Principal repayments on borrowings under secured financing agreements	(1,237,963)	(588,475)
Payments of debt and collateralized debt obligation issuance costs	(6,264)	(4,349)
Payments of common stock dividends	(64,466)	(89,138)
Payments of preferred stock dividends	(15,978)	(15,978)
Principal repayments on borrowings under convertible notes	—	(143,750)
Net cash provided by (used in) financing activities	(860,051)	(184,881)

	Nine Months Ended September 30,
	2024	2023
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	(37,170)	(128,993)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	148,313	250,621
Cash, Cash Equivalents and Restricted Cash at End of Period	$111,143	$121,628
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$108,795	$108,038
Restricted cash (Note 8)	2,348	13,590
Total cash, cash equivalents and restricted cash shown in the Condensed Consolidated Statements of Cash Flows	$111,143	$121,628

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$308,807	$318,292
Cash paid during the period for income taxes	248	296
Supplemental Schedule of Non-Cash Investing and Financing Activities
Dividend declared, not yet paid	17,333	29,716
Loan funding held in escrow	7,325	—
Loan principal repayments held by a servicer	10,000	30,000
Deferred financing costs, not yet paid	1,747	—
Acquisition of real estate owned	175,000	—
Acquisition of other assets related to real estate owned	240	—
Assumption of other liabilities related to real estate owned	(807)	—
Transfer of senior loan to real estate owned	120,052	—
Noncontrolling interest contribution to real estate owned	54,331	—
Transfer of senior loan to equity method investment, real estate asset	82,008	—
Sale of real estate owned, held for sale, net of closing costs	28,948	—
Seller financing provided on sale of real estate owned, held for sale, net	30,040	—
Modifications accounted for as repayments and new loans, net of write-offs	—	199,439

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

As of September 30, 2024, KKR beneficially owned 10,000,001 shares, or 14.4% of KREF's outstanding common stock.

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

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)
Note 2. Summary of Significant Accounting Policies

Basis of Presentation — The unaudited condensed consolidated financial statements and accompanying notes of KREF are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and instructions to Form 10-Q. The condensed consolidated financial statements, including the accompanying notes, are unaudited and exclude some of the disclosures required in annual financial statements. The condensed consolidated financial statements include the accounts of KREF and its consolidated subsidiaries, and all intercompany transactions and balances have been eliminated. In the opinion of management, all adjustments considered necessary for a fair presentation of KREF’s financial position, results of operations and cash flows have been included and are of a normal and recurring nature. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. These condensed consolidated financial statements should be read in conjunction with KREF's Annual Report on Form 10-K.

Use of Estimates — The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Such estimates include, but are not limited to, the determination of allowance for credit loss, asset impairment or loan write-off, and fair value recorded or disclosed. Actual results could materially differ from those estimates.

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

Valuation Process — The Manager reviews the valuation of Level 3 financial instruments as part of KKR's quarterly process. As of September 30, 2024, KKR’s valuation process for Level 3 measurements, as described below, subjected valuations to the review and oversight of various committees. KKR has a global valuation committee assisted by the asset class-specific valuation committees, including a real estate valuation committee that reviews and approves all preliminary Level 3 valuations for real estate assets, including the financial instruments held by KREF. The global valuation committee is responsible for coordinating and implementing KKR’s valuation process to ensure consistency in the application of valuation principles across portfolio investments and between periods. All Level 3 valuations are also subject to approval by the global valuation committee.

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

As of September 30, 2024 and December 31, 2023, KREF had $2.3 million and $12.4 million of restricted cash held in lender-controlled bank accounts, respectively. Such amounts are presented within "Other Assets" in the Condensed Consolidated Balance Sheets (Note 8).

Commercial Real Estate Loans Held-For-Investment and Allowance for Credit Losses — KREF recognizes its investments in commercial real estate loans based on management's intent, and KREF's ability, to hold those investments through their contractual maturity. Management classifies those loans that management does not intend to sell in the foreseeable future, and KREF is able to hold until maturity, as held-for-investment. Loans that are held-for-investment are carried at their aggregate

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)
outstanding principal, net of applicable (i) unamortized origination or acquisition premiums and discounts, (ii) unamortized deferred nonrefundable fees and other direct loan origination costs, and (iii) allowance for credit losses, net of write-offs of uncollectible loans. If a loan is determined to be uncollectible, management writes off the uncollectible portion of the loan balance through a charge to "Allowance for credit losses" and the respective loan balance. KREF applies the interest method to amortize origination or acquisition premiums and discounts and deferred nonrefundable fees or other direct loan origination costs, or on a straight-line basis when it approximates the interest method. Loans for which management elects the fair value option at the time of origination, or acquisition, are carried at fair value on a recurring basis.

KREF recognizes and measures the allowance for credit losses under the Current Expected Credit Loss ("CECL") model, which requires a reporting entity to estimate expected credit losses, not only based on historical experience and current conditions, but also by including reasonable and supportable forecasts incorporating forward-looking information. The measurement of expected credit losses under CECL is applicable to financial assets measured at amortized cost, and off-balance sheet credit exposures such as unfunded loan commitments. The allowance for credit losses is deducted from the respective loans’ amortized cost basis on KREF's Condensed Consolidated Balance Sheets. The allowance for credit losses attributed to unfunded loan commitments is included in “Other liabilities” on the Condensed Consolidated Balance Sheets (Note 8).

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

To arrive at a CECL reserve using the WARM method, KREF considers various factors including (i) historical loss experience in the commercial real estate lending market, (ii) timing of expected repayments and expected loan future funding, and (iii) KREF’s view of the current and future macroeconomic environment for a reasonable and supportable forecast period. KREF derives a historical loss rate predominately based on a commercial mortgage-backed securities (“CMBS”) database with historical losses from 1998 through 2024 provided by a third party. KREF focuses on the most relevant subset of CMBS data that is determined to be the most comparable to its own portfolio. The historical loss rate is further adjusted to consider expected macroeconomic conditions, such as commercial real estate price indices, unemployment rates and market liquidity, over reasonable and supportable forecast periods. There is significant uncertainty related to future macroeconomic conditions. Therefore, KREF also considers other loan specific credit quality factors such as the risk rating of the loan, a near-term maturity, nature of construction loans, and economic conditions specific to the property type of the underlying collateral.

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

Commercial Real Estate Loans Held-For-Sale — Loans that KREF originates or acquires, which KREF is unable to hold, or management intends to sell or otherwise dispose of, in the foreseeable future are classified as held-for-sale and are carried at the lower of amortized cost or fair market value.

Real Estate Owned — To maximize recovery from a defaulted loan, KREF may assume legal title or physical possession of the underlying collateral through foreclosure or the execution of a deed in lieu of foreclosure. Foreclosed properties are initially recognized at fair value in accordance with ASC 805 on KREF's Condensed Consolidated Balance Sheets as "Real Estate Owned" when KREF assumes legal title or physical possession. KREF’s cost basis in REO equals the estimated fair value on

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)
the acquisition date. The value of acquired REO is allocated based on the relative fair values of assets acquired and liabilities assumed, including, but not limited to, land, building, furniture and fixtures, and intangibles.

REO assets held for investment, except for land, are depreciated or amortized using the straight-line method over estimated useful lives of up to 40 years for buildings, up to 15 years for land and building improvements, and the remaining lease terms for lease intangibles. Renovations and/or replacements that improve or extend the life of the REO asset are capitalized and depreciated over their estimated useful lives. The cost of ordinary repairs and maintenance are expensed as incurred.

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

Dividends Payable — KREF records dividends payable on its common stock and preferred stock upon declaration of such dividends. In September 2024, KREF's board of directors declared a dividend of $0.25 per share of common stock to stockholders of record as of September 30, 2024, which was accrued in “Dividends payable” on KREF’s Condensed Consolidated Balance Sheets as of September 30, 2024 and was subsequently paid on October 15, 2024. In July 2024, KREF's board of directors declared a dividend of $0.41 per each issued and outstanding share of the Company’s 6.50% Series A Cumulative Redeemable Preferred Stock, which represents an annual dividend of $1.625 per share. The dividend was paid on September 13, 2024 to KREF’s preferred stockholders of record as of August 30, 2024.

Repurchased Stock — KREF accounts for repurchases of its common stock based on the settlement date and presents repurchased stock in “Repurchased stock” on its Condensed Consolidated Balance Sheets (Note 10). Payments for stock repurchases that are not yet settled as of the reporting date are presented within “Other assets” on the Condensed Consolidated Balance Sheets. Retirement of repurchased stock is recorded as an offset to “Additional paid-in capital” on the Condensed Consolidated Balance Sheets. As of September 30, 2024, all shares repurchased by KREF were retired.

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

Gain (Loss) on Sale of Investments — KREF recognizes the excess, or deficiency, of net proceeds received less the net carrying value of investments sold, as gains or losses, respectively.

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

If management considers a loan to be uncollectible, management writes off the loan through a charge to "Allowance for credit losses" based on the present value of expected future cash flows discounted at the loan’s contractual effective rate or the fair value of the collateral, if repayment is expected solely from the collateral. Significant judgment is required in determining collectibility and in estimating the resulting credit loss, and actual losses, if any, could materially differ from those estimates.

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

Commercial Real Estate Loans, Held-For-Sale — For commercial real estate loans held-for-sale, KREF applies the lower of cost or fair market value, and may be required, from time to time, to record a nonrecurring fair value adjustment.

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

As of September 30, 2024 and December 31, 2023, KREF did not have any material deferred tax assets or liabilities arising from future tax consequences attributable to differences between the carrying amounts of existing assets and liabilities in accordance with GAAP and their respective tax bases.

KREF recognizes tax benefits for uncertain tax positions only if it is more likely than not that the position is sustainable based on its technical merits. Interest and penalties on uncertain tax positions are included as a component of the provision for income taxes in KREF's Condensed Consolidated Statements of Income. As of September 30, 2024, KREF did not have any material uncertain tax positions.

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

Recent Accounting Pronouncements

In 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires a public entity to disclose significant segment expenses and other segment items on an annual and interim basis and to provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. Public entities with a single reportable segment are required to provide the new disclosures and all the disclosures required under ASC 280. The guidance is effective for KREF in its 2024 annual reporting. The guidance is applied retrospectively to all periods presented in the financial statements, unless it is impracticable. KREF has not early adopted ASU 2023-07 and does not expect the adoption to have a material impact on its condensed consolidated financial statements.

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)
Note 3. Commercial Real Estate Loans

The following table summarizes KREF's investments in commercial real estate loans as of September 30, 2024 and December 31, 2023:

					Weighted Average(C)
Loan Type	Outstanding Principal	Amortized Cost(A)	Carrying Value(B)	Loan Count	Floating Rate Loan %	Coupon(D)	Life (Years)(E)
September 30, 2024
Loans held-for-investment(F)
Senior loans	$6,201,666	$6,188,679	$6,040,666	56	98.7%	8.1%	2.2
Loan held-for-sale(G)
Senior loan	138,000	137,916	137,916	1	100.0	8.5	2.2
Total/Weighted Average	$6,339,666	$6,326,595	$6,178,582	57	98.7%	8.1%	2.2

December 31, 2023
Loans held-for-investment(F)
Senior loans	$7,324,758	$7,298,844	$7,089,930	67	98.9%	8.7%	2.7
Mezzanine loans	44,667	44,704	43,148	2	100.0	14.1	2.1
Total/Weighted Average	$7,369,425	$7,343,548	$7,133,078	69	98.9%	8.7%	2.7

(A)    Amortized cost represents the outstanding loan principal, net of applicable unamortized discounts, loan origination fees, cost recovery interest and write-offs on uncollectible loan balances.
(B)    Carrying value represents the loan amortized cost, net of applicable allowance for credit losses.
(C)    Average weighted by outstanding loan principal.
(D)    Weighted average coupon assumes the greater of applicable index rate, or the applicable contractual rate floor. Excludes loans accounted for under the cost recovery method.
(E)    The weighted average life assumes all extension options are exercised by the borrowers.
(F)    Excludes fully written off loans.
(G)    The senior loan was subsequently sold at par in October 2024.

Activity — For the nine months ended September 30, 2024, the loan portfolio activity was as follows:

	Amortized Cost	Allowance for Credit Losses	Carrying Value
Balance at December 31, 2023	$7,343,548	$(210,470)	$7,133,078
Originations and future fundings, net(A)(B)	277,248	—	277,248
Proceeds from loan repayments and cost recovery interest(C)	(969,175)	—	(969,175)
Accretion of loan discount and other amortization, net	13,448	—	13,448
Payment-in-kind interest	603	—	603
(Provision for) Reversal of credit losses	—	(75,187)	(75,187)
Write-offs charged(D)	(137,869)	137,869	—
Write-offs recovered	225	(225)	—
Transfer to real estate owned	(201,433)	—	(201,433)
Balance at September 30, 2024	$6,326,595	$(148,013)	$6,178,582

(A)    Net of applicable premiums, discounts and deferred loan origination costs. Includes fundings on previously originated loans.
(B)     Includes $7.3 million of loan funding held in escrow.
(C)    Includes $2.5 million of cost recovery interest collections applied as a reduction to loan amortized cost during the first quarter of 2024.
(D)    Includes a $1.8 million write-off on a senior loan repaid during the third quarter of 2024. Includes a combined $98.5 million write-off on two senior loans and a $37.5 million write-off of a mezzanine loan during the second quarter of 2024.

As of September 30, 2024 and December 31, 2023, there were $8.8 million and $20.8 million, respectively, of unamortized origination discounts and deferred fees included in "Commercial real estate loans, held-for-investment, net" on the Condensed Consolidated Balance Sheets.

KREF may enter into loan modifications that include, among other changes, incremental capital contributions or partial repayments from certain borrowers, repurposing of reserves, and a temporary partial deferral of coupon as payment-in-kind interest (“PIK Interest”), which is capitalized, compounded, and added to the outstanding principal balance of the respective loans.

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)

In January 2023, KREF modified a risk-rated 5 senior office loan located in Philadelphia, PA, with an outstanding principal balance of $161.0 million. The terms of the modification included, among others, a $25.0 million principal repayment and a restructure of the $136.0 million senior loan (after the $25.0 million repayment) into (i) a $116.5 million committed senior mortgage loan (with $5.5 million in unfunded commitment) and (ii) a $25.0 million junior mezzanine note. The restructured senior loan earns a coupon rate of S+2.75% and has a new term of up to four years, assuming all extension options are exercised. The $25.0 million junior mezzanine note is subordinate to a new $41.5 million committed senior mezzanine note held by the sponsor (with $16.5 million in unfunded commitment) and was deemed uncollectible and written off in December 2022. The loan modification was accounted for as a new loan for GAAP purposes. The restructured senior loan with an outstanding principal balance of $114.3 million was risk-rated 3 as of September 30, 2024.

In June 2023, KREF modified a risk-rated 5 senior office loan located in Minneapolis, MN, with an outstanding principal balance of $194.4 million. The terms of the modification included, among others, a restructure of the $194.4 million senior loan into (i) a $120.0 million senior mortgage loan (fully funded) and (ii) a $79.4 million mezzanine note (with $5.0 million in unfunded commitment). The restructured senior loan earns a coupon rate of S+2.25% and the mezzanine note earns a fixed 4.5% PIK interest rate. Post modification, the whole loan’s maximum maturity is July 2025, assuming all extension options are exercised. The restructured whole loan with an outstanding principal balance of $194.4 million was risk-rated 5 as of September 30, 2024.

In September 2023, KREF modified a risk-rated 4 senior office loan located in Chicago, IL, with an outstanding principal balance of $118.4 million. The terms of the modification included, among others, a $15.0 million principal repayment, a $15.0 million reduction in unfunded loan commitment, and a restructure of the $103.4 million senior loan (after the $15.0 million repayment) into (i) a $105.0 million committed senior mortgage loan (with $16.6 million in unfunded commitment) and (ii) a $15.0 million subordinated note which is subordinate to a new $18.5 million sponsor interest. The restructured senior loan earns a coupon rate of S+2.25% and has a new term of five years. The $15.0 million subordinated note was deemed uncollectible and written off. The loan modification was accounted for as a new loan for GAAP purposes. The restructured senior loan with an outstanding principal balance of $90.1 million was risk-rated 3 as of September 30, 2024.

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

The following tables summarize the carrying value of the loan portfolio based on KREF's internal risk ratings:

September 30, 2024					December 31, 2023
Risk Rating	Number of Loans(A)	Carrying Value	Total Loan Exposure	Total Loan Exposure %	Number of Loans(A)	Carrying Value	Total Loan Exposure(B)	Total Loan Exposure %
1	—	$—	$—	—%	—	$—	$—	—%
2	1	12,722	12,685	—	2	19,392	57,925	1
3	51	5,719,457	5,728,017	90	60	6,493,506	6,511,894	86
4	2	191,199	191,341	3	4	325,286	476,112	6
5	3	403,217	407,623	6	3	505,364	512,105	7
Total loan receivable	57	$6,326,595	$6,339,666	100%	69	$7,343,548	$7,558,036	100%
Allowance for credit losses		(148,013)				(210,470)
Loan receivable, net		$6,178,582				$7,133,078

* Numbers presented may not foot due to rounding.
(A)    Excludes fully written off loans.
(B)    In certain instances, KREF finances its loans through the non-recourse sale of a senior interest that is not included in the condensed consolidated financial statements. Total loan exposure includes the entire loan KREF originated and financed, including $188.6 million of such non-consolidated interests as of December 31, 2023.

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)

As of September 30, 2024, the average risk rating of KREF's portfolio was 3.2, weighted by total loan exposure, consistent with that as of December 31, 2023.

Loan Vintage — The following tables present the amortized cost of the loan portfolio by KREF's internal risk rating and year of origination. The risk ratings are updated as of September 30, 2024 and December 31, 2023 in the corresponding table.

September 30, 2024
			Amortized Cost by Year of Origination(A)
Risk Rating	Number of Loans(B)	Outstanding Principal(B)	2024	2023	2022	2021	2020	Prior	Total
Commercial Real Estate Loans
1	—	$—	$—	$—	$—	$—	$—	$—	$—
2	1	12,685	—	—	—	—	12,722	—	12,722
3	51	5,728,017	30,081	205,195	1,709,813	3,279,814	150,545	344,009	5,719,457
4	2	191,341	—	—	83,335	107,864	—	—	191,199
5	3	407,623	—	—	213,105	—	—	190,112	403,217
	57	$6,339,666	$30,081	$205,195	$2,006,253	$3,387,678	$163,267	$534,121	$6,326,595
Year-to-date gross write-offs charged			$—	$—	$—	$136,037	$1,832	$—	$137,869
Year-to-date gross write-offs recovered			$—	$—	$—	$—	$—	$225	$225

December 31, 2023
			Amortized Cost by Year of Origination(A)
Risk Rating	Number of Loans(B)	Outstanding Principal(B)	2023	2022	2021	2020	2019	Prior	Total
Commercial Real Estate Loans
1	—	$—	$—	$—	$—	$—	$—	$—	$—
2	2	19,314	—	—	—	19,392	—	—	19,392
3	60	6,511,894	203,576	1,953,866	3,323,800	217,375	517,491	277,398	6,493,506
4	4	326,112	—	184,539	140,748	—	—	—	325,286
5	3	512,105	—	—	315,240	—	—	190,123	505,364
	69	$7,369,425	$203,576	$2,138,405	$3,779,788	$236,767	$517,491	$467,521	$7,343,548
Year-to-date gross write-offs charged			$—	$—	$—	$—	$73,706	$—	$73,706

(A)    Represents the date a loan was originated or acquired. Origination dates are subsequently updated to reflect material loan modifications.
(B)    Excludes fully written off loans.

Allowance for Credit Losses — The following tables present the changes to the allowance for credit losses for the nine months ended September 30, 2024 and 2023, respectively:

	Commercial Real Estate Loans	Unfunded Loan Commitments	Total
Balance at December 31, 2023	$210,470	$2,052	$212,522
Provision for (reversal of) credit losses, net	75,187	824	76,011
Write-offs charged	(137,869)	—	(137,869)
Write-off recovered	225	—	225
Balance at September 30, 2024	$148,013	$2,876	$150,889

	Commercial Real Estate Loans	Unfunded Loan Commitments	Total
Balance at December 31, 2022	$106,974	$4,138	$111,112
Provision for (reversal of) credit losses, net	127,018	(1,402)	125,616
Write-offs charged	(15,000)	—	(15,000)
Balance at September 30, 2023	$218,992	$2,736	$221,728

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)
As of September 30, 2024, the allowance for credit losses was $150.9 million. The CECL provision of $76.0 million for the nine months ended September 30, 2024 was primarily due to additional reserves for risk-rated 5 loans in the office and life science sectors.

KREF had a risk-rated 5 senior office loan located in Minneapolis, MN, originated in November 2017. The property is located in a challenged leasing market. As of September 30, 2024, the loan had an outstanding principal balance of $194.4 million, an unfunded commitment of $5.0 million and an amortized cost of $190.1 million. In June 2023, KREF restructured the $194.4 million senior loan into (i) a $120.0 million senior mortgage loan (fully funded) and (ii) a $79.4 million mezzanine note (with $5.0 million in unfunded commitment). The restructured senior loan earns a coupon rate of S+2.25% and the mezzanine note earns a fixed 4.5% PIK interest rate. Post modification, the whole loan’s maximum maturity is July 2025, assuming all extension options are exercised. Since June 2023, the loan has been on nonaccrual status. During the three and nine months ended September 30, 2024, KREF recognized $2.3 million and $6.9 million, respectively, of interest income on this loan.

KREF had a risk-rated 5 senior life science loan located in San Carlos, CA, originated in February 2022. Construction at the property is complete and the lease-up activity is lagging due to challenging market dynamics. As of September 30, 2024, the loan had an outstanding principal balance of $103.2 million, an unfunded commitment of $21.8 million and an amortized cost of $103.1 million. The loan's maximum maturity is February 2027, assuming all extension options are exercised. In September 2024, this loan was placed on nonaccrual status. During the three and nine months ended September 30, 2024, KREF recognized $1.8 million and $6.6 million, respectively, of interest income on this loan.

KREF had a risk-rated 5 senior multifamily loan located in West Hollywood, CA, originated in January 2022. While occupancy levels have improved, rent premiums in the luxury multifamily sector have softened. As of September 30, 2024, the loan had an outstanding principal balance and amortized cost of $110.0 million and an unfunded commitment of $0.7 million. The loan's maximum maturity is February 2027, assuming all extension options are exercised. In September 2024, this loan was placed on nonaccrual status. During the three and nine months ended September 30, 2024, KREF recognized $1.8 million and $6.4 million, respectively, of interest income on this loan.

The 5-rated loans were determined to be collateral dependent as of September 30, 2024. KREF estimated expected losses based on the loan’s collateral fair value, which was determined by applying a capitalization rate between 7.9% and 9.8% and a discount rate between 10.0% and 11.5%, respectively.

As of September 30, 2023, the allowance for credit losses was $221.7 million. The CECL provision of $125.6 million for the nine months ended September 30, 2023 was primarily due to additional reserves on risk-rated 5 senior loans predominantly in the office sector, as well as macroeconomic conditions.

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)
Concentration of Credit Risk — The following tables present the geographies and property types of collateral underlying KREF's commercial real estate loans as a percentage of the loans' principal amounts:

	September 30, 2024	December 31, 2023		September 30, 2024	December 31, 2023
Geography			Collateral Property Type
California	18.6%	17.7%	Multifamily	44.9%	41.9%
Texas	16.1	15.3	Office	20.9	22.2
Massachusetts	12.6	10.4	Industrial	14.5	14.5
Florida	8.0	8.7	Life Science	11.3	10.2
Virginia	7.9	7.7	Hospitality	3.8	5.0
North Carolina	4.9	4.1	Self-Storage	2.4	1.7
Pennsylvania	4.5	3.5	Student Housing	1.8	1.5
Washington D.C.	4.1	6.3	Mixed Use	0.4	—
New York	3.9	6.1	Single Family Rental	—	0.9
Washington	3.7	4.2	Condo (Residential)	—	2.0
Minnesota	3.0	2.6	Retail	—	0.1
Georgia	2.8	2.7	Total	100.0%	100.0%
Nevada	2.4	2.1
Arizona	1.8	3.3
Illinois	1.6	1.4
Colorado	1.3	1.1
Other U.S.	2.8	2.8
Total	100.0%	100.0%

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

Mountain View Office — In 2021, KREF co-originated with a KKR affiliate a $362.8 million senior loan secured by an office property in Mountain View, CA. KREF's interest was 68.9% of the loan or $250.0 million. As of March 31, 2024, the KREF loan had a risk rating of 5 with an amortized cost of $198.9 million. In June 2024, KREF and the KKR affiliate took title to the office property through a deed-in-lieu of foreclosure ("DIL") and KREF accounted for the property on a consolidated basis (Note 9). The transaction was accounted for as an asset acquisition under ASC 805. Accordingly, KREF recorded the property and its net assets on the Condensed Consolidated Balance Sheets with an estimated fair value of $174.7 million, which included $175.0 million of REO held for investment and ($0.3) million of net working capital. As a result, KREF recognized a $79.9 million loan write-off for the difference between KREF's interest in the amortized cost of the foreclosed loan and KREF's share of the fair value of the REO’s net assets and closing costs. The KKR affiliate's interest in the property was 31.1%, or $54.3 million, upon DIL and was presented within "Noncontrolling interests in equity of consolidated joint ventures" on the Condensed Consolidated Balance Sheets.

Real Estate Owned, Held For Sale

Philadelphia Office / Garage — In 2019, KREF originated a $182.6 million senior loan secured by an office portfolio in Philadelphia, PA. As of September 30, 2023, the loan had a risk rating of 5 with an amortized cost of $151.1 million. In December 2023, KREF received a $6.0 million partial repayment and then took title to the office property through a DIL. The transaction was accounted for as an asset acquisition under ASC 805. Accordingly, KREF recorded the portfolio and its net assets on the Condensed Consolidated Balance Sheets with an estimated fair value of $86.4 million, which included $1.3 million of cash received and $76.5 million, $24.6 million and $15.9 million allocated to REO held for sale, lease intangible and other assets, and leasing and other liabilities, respectively. As a result, KREF recognized a $58.7 million loan write-off for the difference between the amortized cost of the foreclosed loan and the fair value of the REO’s net assets.

In June 2024, KREF sold a portion of the portfolio for a gross sales price of $41.0 million and recognized a realized loss of $0.6 million after buyer credits and closing costs. Concurrently, KREF provided financing to the buyer through a senior loan with an initial principal balance of $30.1 million ($83.7 million total commitment). The senior loan earns a coupon rate of S+4.3% and has a maximum maturity of June 2029, assuming all extension options are exercised. The senior loan is presented within “Commercial real estate loans, held-for-investment, net” on the Condensed Consolidated Balance Sheets.

As of September 30, 2024, the remaining REO assets and liabilities met the criteria to be classified as held for sale under ASC 360. As such, depreciation and amortization on the REO and related lease intangibles were suspended.

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

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)
The following table presents the REO assets and liabilities included on KREF's Condensed Consolidated Balance Sheets:

	September 30, 2024	December 31, 2023
Real estate owned, held for investment
Assets
Real estate owned - land	$192,652	$78,569
Real estate owned - land improvements	9,141	3,522
Real estate owned - buildings	58,642	—
Real estate owned - building improvements	2,320	—
Real estate owned	262,755	82,091
Less: Accumulated depreciation	(488)	—
Real estate owned, net	262,267	82,091
Cash(A)	1,549	2,152
In-place lease intangibles(B)	151	201
Tenant receivables(B)	398	692
Other assets(B)	648	1,256
Total	$265,013	$86,392
Liabilities
Unfavorable lease intangibles(C)	$821	$1,095
Other liabilities(C)	5,649	4,268
Total	$6,470	$5,363

Real estate owned, held for sale
Assets
Real estate owned, held for sale	$45,813	$76,461
In-place lease intangibles	7,887	15,928
Favorable lease intangibles	2,663	3,885
Tenant receivables	445	—
Other assets	781	4,743
Total	$57,589	$101,017
Liabilities
Unfavorable lease intangibles	$378	$1,087
Other liabilities	2,978	14,796
Total	$3,356	$15,883

(A)     Included in “Cash and cash equivalents” on the Condensed Consolidated Balance Sheets.
(B)    Included in “Other assets” on the Condensed Consolidated Balance Sheets.
(C)    Included in “Other liabilities” on the Condensed Consolidated Balance Sheets.

The following table presents the REO operations and related income (loss) included in KREF’s Condensed Consolidated Statements of Income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Rental income	$2,430	$1,651	$11,634	$5,103
Other operating income(A)	6,109	144	7,668	922
Revenue from REO operations	8,539	1,795	19,302	6,025
Expenses from REO operations	(5,488)	(2,819)	(17,378)	(8,233)
Other income (loss)(B)	43	43	37	1,709
Total	$3,094	$(981)	$1,961	$(499)

(A)    Included $5.3 million of insurance proceeds received during the third quarter of 2024.
(B)    Included in "Other miscellaneous income" in the Condensed Consolidated Statements of Income.

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)
The following table presents the amortization of lease intangibles included in KREF’s Condensed Consolidated Statements of Income:

		Three Months Ended September 30,		Nine Months Ended September 30,
	Income Statement Location	2024	2023	2024	2023
Asset
In-place lease intangibles	Expenses from real estate owned operations	$17	$17	$51	$51
Liability
Unfavorable lease intangibles	Revenue from real estate owned operations	91	91	274	274

The following table presents the amortization of lease intangibles related to REO, held for investment for each of the succeeding fiscal years:

Year	In-place Lease Intangible Assets	Unfavorable Lease Intangible Liabilities
2024	17	91
2025	67	365
2026	67	365

Future Minimum Lease Payments — The following table presents the future minimum lease payments to be collected under non-cancelable operating leases, excluding tenant reimbursements of expenses:

Year	Contractual Lease Payments
2024	$1,830
2025	5,980
2026	5,346
2027	4,455
2028	3,461
Thereafter	7,425

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)
Note 5. Debt Obligations

The following table summarizes KREF's secured financing arrangements in place as of September 30, 2024 and December 31, 2023:

	September 30, 2024								December 31, 2023
	Facility						Collateral		Facility
	Current Maturity	Final Stated Maturity(A)	Maximum Facility Size	Outstanding Principal	Carrying Value(B)	Weighted Average Funding Cost(C)	Outstanding Principal	Carrying Value	Carrying Value(B)
Master Repurchase Agreements(D)
Wells Fargo	Sep 2027	Sep 2029	$1,000,000	$608,821	$607,353	6.5%	$879,300	$866,139	$645,091
Morgan Stanley	Mar 2026	Mar 2026	600,000	321,225	320,516	7.2	469,040	431,040	483,055
Goldman Sachs	Dec 2025	Dec 2027	400,000	208,921	208,593	8.2	338,741	336,232	346,464
Term Loan Facility
KREF Lending VII(E)	Match-term	Match-term	1,000,000	528,652	528,451	6.9	684,779	676,120	560,945
Term Lending Agreements
KREF Lending IX(F)	Match-term	Match-term	568,121	541,653	540,268	6.7	701,909	697,516	693,458
KREF Lending V	Jun 2025	Jun 2026	177,494	177,494	177,364	7.4	311,579	295,396	327,163
KREF Lending XII	Match-term	Match-term	350,000	99,271	99,271	6.2	149,596	146,516	166,308
BMO Facility	Match-term	Match-term	300,000	74,899	74,643	6.8	94,954	94,116	137,752
Warehouse Facility
HSBC Facility	Mar 2026	Mar 2026	500,000	—	(14)	—	—	—	(11)
Asset Specific Financing
KREF Lending XIII	Aug 2026	Aug 2027	265,625	192,887	191,295	8.2	226,926	222,273	163,836
KREF Lending XIV	Oct 2026	Oct 2027	125,000	35,711	34,824	7.9	44,868	43,474	(1,216)
KREF Lending XI	Sep 2025	Sep 2026	100,000	100,000	100,000	7.6	125,000	123,822	99,574
Revolving Credit Agreement
Revolver(G)	Mar 2027	Mar 2027	610,000	135,000	135,000	7.0	n.a.	n.a.	160,000
Total / Weighted Average			$5,996,240	$3,024,534	$3,017,564	7.0%			$3,782,419

(A)    Final Stated Maturity is determined based on the maximum maturity of the underlying financing agreements or corresponding loans, assuming all extension options in KREF's discretion are exercised. The weighted average life of the match-term facilities was 1.0 and 2.5 years, based on the current and final stated maturities, respectively, of the average weighted outstanding principal of collateral loans as of September 30, 2024.
(B)    Net of $7.0 million and $11.6 million unamortized deferred financing costs as of September 30, 2024 and December 31, 2023, respectively.
(C)    Including deferred financing costs and applicable index in effect as of September 30, 2024. Average weighted by the outstanding principal of the facility.
(D)    Borrowings under these repurchase agreements are collateralized by senior loans and bear interest equal to the sum of (i) Term SOFR, and (ii) a financing spread. As of September 30, 2024 and December 31, 2023, the percentage of the outstanding principal of the collateral sold and not borrowed under these repurchase agreements, or average "haircut" weighted by outstanding principal of collateral, was 32.5% and 33.8%, respectively (or 30.1% and 32.2%, respectively, if KREF had borrowed the maximum amount approved by its repurchase agreement counterparties as of such dates).
(E)    The term loan facility provides asset-based financing on a non-mark-to-market basis with match-term up to five years, with additional two-year extension available to KREF.
(F)    In May 2024, the lender assigned its rights and obligations under the KREF Lending IX Facility to another financial institution.
(G)    As of September 30, 2024, the revolver carrying value excluded $3.0 million unamortized debt issuance costs presented within "Other assets" on KREF's Condensed Consolidated Balance Sheets.

As of September 30, 2024 and December 31, 2023, KREF had outstanding master repurchase agreements, term lending agreements and warehouse facility where the amount at risk with any individual counterparty, or group of related counterparties, exceeded 10.0% of KREF’s stockholders' equity. The amount at risk under these arrangements is the net counterparty exposure, defined as the excess of the carrying amount (or market value, if higher than the carrying amount, for repurchase agreements) of the assets sold under agreement to repurchase, including accrued interest receivable plus any cash or other assets on deposit to secure the repurchase obligation, over the amount of the repurchase liability, adjusted for accrued interest payable.

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)
The following table summarizes certain characteristics of KREF's repurchase agreements where the amount at risk with any individual counterparty, or group of related counterparties, exceeded 10.0% of KREF’s stockholders' equity as of September 30, 2024 and December 31, 2023:

	Outstanding Principal	Net Counterparty Exposure	Percent of Stockholders' Equity	Weighted Average Life (Years)(A)
September 30, 2024
Morgan Stanley	$862,878	$272,862	20.1%	2.0
Wells Fargo	608,821	260,621	19.2	2.5
Total / Weighted Average	$1,471,699	$533,482	39.3%	2.2
December 31, 2023
Wells Fargo	$646,559	$248,891	17.7%	2.7
Morgan Stanley	483,339	203,080	14.5	1.6
KREF Lending IX	696,605	172,462	12.3	3.1
Goldman Sachs	347,329	170,236	12.1	2.9
Total / Weighted Average	$2,173,832	$794,669	56.6%	2.6

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

Activity — For the nine months ended September 30, 2024, the activity related to the carrying value of KREF’s secured financing agreements were as follows:

Secured Financing Agreements, Net
Balance as of December 31, 2023	$3,782,419
Principal borrowings	467,832
Principal repayments/sales	(1,237,363)
Deferred debt issuance costs	(5,159)
Amortization of deferred debt issuance costs	9,835
Balance as of September 30, 2024	$3,017,564

Maturities — KREF’s secured financing agreements, term loan facility and other consolidated debt obligations in place as of September 30, 2024 had contractual maturities as follows:

Year	Nonrecourse(A)	Recourse(A)(B)	Total
2025	$211,317	$53,689	$265,006
2026	852,335	198,656	1,050,991
2027	1,179,555	390,726	1,570,281
2028	138,256	—	138,256
	$2,381,463	$643,071	$3,024,534

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

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)
Covenants — KREF is required to comply with customary loan covenants and event of default provisions related to its secured financing agreements and Revolver, including, but not limited to, negative covenants relating to restrictions on operations with respect to KREF’s status as a REIT, and financial covenants. Such financial covenants include a trailing four quarter interest income to interest expense ratio covenant (1.3 to 1.0 beginning September 30, 2024 through June 30, 2025, then 1.4 to 1.0 thereafter); a consolidated tangible net worth covenant (75.0% of the aggregate cash proceeds of any equity issuances made and any capital contributions received by KREF and certain subsidiaries, or up to approximately $1,307.7 million depending upon the facility); a total indebtedness covenant (83.3% of KREF's Total Assets, as defined in the applicable financing agreements) and a cash liquidity covenant (the greater of (i) $10.0 million or (ii) 5.0% of KREF's recourse indebtedness; from September 30, 2024 and through June 30, 2025 the Revolver has a minimum cash liquidity covenant of $75.0 million). As of September 30, 2024 and December 31, 2023, KREF was in compliance with its financial debt covenants.

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)
Note 6. Collateralized Loan Obligations

In August 2021, KREF financed a pool of loan participations from its existing loan portfolio through a managed CLO ("KREF 2021-FL2"). In February 2022, KREF financed a pool of loan participations from its existing multifamily loan portfolio through a managed CLO ("KREF 2022-FL3"). The CLOs provide KREF with match-term financing on a non-mark-to-market and non-recourse basis.

The following tables outline CLO collateral assets and respective borrowing as of September 30, 2024 and December 31, 2023:

	September 30, 2024							December 31, 2023
	Facility					Collateral		Facility
	Wtd. Avg. Term(A)	Maximum Facility Size	Outstanding Principal	Carrying Value	Wtd. Avg. Funding Cost(B)	Outstanding Principal	Carrying Value	Carrying Value
KREF 2021-FL2	February 2039	$1,093,830	$1,093,830	$1,093,697	6.3%	$1,298,580	$1,288,056	$1,095,128
KREF 2022-FL3	February 2039	847,500	847,500	847,431	6.6	1,000,000	993,290	847,043
Total		$1,941,330	$1,941,330	$1,941,128	6.4%	$2,298,580	$2,281,346	$1,942,171

(A)    The term of the CLO notes represents the rated final distribution date. Repayments of CLO notes are dependent on timing of underlying collateral loan asset repayments post reinvestment period.
(B)    Including deferred financing costs and applicable index in effect as of September 30, 2024. Average weighted by the outstanding principal of the facility.

The following table presents the CLO assets and liabilities included in KREF’s Condensed Consolidated Balance Sheets:

Assets	September 30, 2024	December 31, 2023
Cash	$—	$5,000
Commercial real estate loans, held-for-investment	2,257,907	2,295,000
Less: Allowance for credit losses	(17,234)	(21,216)
Commercial real estate loans, held-for-investment, net	2,240,673	2,273,784
Commercial real estate loans, held-for-sale	34,500	—
Accrued interest receivable	11,079	12,653
Other assets	6,328	155
Total	$2,292,580	$2,291,592
Liabilities
Collateralized loan obligations	$1,941,330	$1,942,750
Deferred financing costs	(202)	(579)
Collateralized loan obligations, net	1,941,128	1,942,171
Accrued interest payable	4,649	5,666
Total	$1,945,777	$1,947,837

The following table presents the components of net interest income of CLOs included in KREF’s Condensed Consolidated Statements of Income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Interest income	$48,468	$48,753	$146,163	$134,741
Interest expense(A)	34,009	35,378	102,127	100,463
Net interest income	$14,459	$13,375	$44,036	$34,278

(A)    Includes $0.1 million and $0.8 million of deferred financing costs amortization for the three and nine months ended September 30, 2024, respectively. Includes $1.7 million and $6.0 million of deferred financing costs amortization for the three and nine months ended September 30, 2023, respectively.

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)
Note 7. Secured Term Loan, Net

In September 2020, KREF entered into a $300.0 million secured term loan at a price of 97.5%. The secured term loan is partially amortizing, with an amount equal to 1.0% per annum of the principal balance due in quarterly installments starting March 31, 2021. The secured term loan matures in September 2027 and contains restrictions relating to liens, asset sales, indebtedness, investments and transactions with affiliates. The secured term loan is secured by KREF level guarantees and does not include asset-based collateral.

In November 2021, KREF completed the repricing of a $297.8 million then-existing secured term loan and a $52.2 million add-on, which was issued at par, for an aggregate principal amount of $350.0 million due September 2027. In June 2023, KREF transitioned the secured term loan from LIBOR to Term SOFR.

The loan issuance discount and issuance costs are capitalized and amortized into interest expense over the term of the secured term loan. Inclusive of the amortization of the discount and issuance costs, KREF’s total cost of the secured term loan is Adjusted Term SOFR, as defined in the secured term loan agreements, plus a 4.1% margin per annum, subject to the applicable SOFR floor, as of September 30, 2024.

The following table summarizes KREF’s secured term loan as of September 30, 2024 and December 31, 2023, respectively:

	September 30, 2024	December 31, 2023
Principal	$340,375	$343,000
Deferred financing costs	(3,271)	(4,010)
Unamortized discount	(2,911)	(3,659)
Carrying value	$334,193	$335,331

Covenants — KREF is required to comply with customary loan covenants and event of default provisions related to its secured term loan that include, but are not limited to, negative covenants relating to restrictions on operations with respect to KREF’s status as a REIT, and financial covenants. Such financial covenants include a minimum consolidated tangible net worth of $650.0 million and a maximum Total Debt to Total Assets ratio, as defined in the secured term loan agreements, of 83.3%. KREF was in compliance with such covenants as of September 30, 2024 and December 31, 2023.

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)
Note 8. Other Assets and Liabilities

The following tables present the components of KREF's other assets and other liabilities as of September 30, 2024 and December 31, 2023, respectively:

	September 30, 2024	December 31, 2023
Other assets
Restricted cash	$2,348	$12,415
Loan principal repayments held by a servicer	10,000	—
Deferred financing cost, Revolver	3,020	3,747
Other	2,233	3,293
Total	$17,601	$19,455
Other liabilities
Liabilities related to real estate owned, held for investment	$6,470	$5,363
Allowance for credit losses on unfunded commitments	2,876	2,052
Loan funding held in escrow	7,325	—
Other	2,005	1,935
Total	$18,676	$9,350

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

Consolidated Real Estate Owned Joint Ventures

Portland Retail / Redevelopment — In December 2021, KREF took title to a Portland retail property and contributed a portion of the REO asset to a REO JV with a JV Partner, where KREF had a 90% interest and the JV Partner had a 10% interest. Management determined the REO JV to be a VIE as the REO JV has insufficient equity-at-risk and concluded that KREF is the primary beneficiary of the REO JV as KREF holds decision-making power over the activities that most significantly impact the economic performance and has the obligation to absorb losses, or the right to receive benefits, that could be potentially significant to the REO JV. As of September 30, 2024, KREF had a priority of distributions up to $78.4 million before the JV Partner can participate in the economics of the REO JV.

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

Equity Method Investment — CMBS B-Pieces

As of September 30, 2024, KREF held a 3.5% interest in RECOP I, an unconsolidated VIE of which KREF is not the primary beneficiary. The aggregator vehicle in which KREF invests is controlled and advised by affiliates of the Manager. RECOP I primarily acquired junior tranches of CMBS newly issued by third parties. KREF will not pay any fees to RECOP I, but KREF bears its pro rata share of RECOP I's expenses. KREF reported its share of the net asset value of RECOP I in its Condensed Consolidated Balance Sheets, presented as “Equity method investment, CMBS B-Pieces” and its share of net income, presented as “Income (loss) from equity method investment” in the Condensed Consolidated Statements of Income.

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

Common Stock — In June 2024, KREF retired 5,985,696 shares of repurchased common stock. As of September 30, 2024, there were 69,333,208 common shares issued and outstanding, which included 975,091 net shares of common stock issued in connection with vested restricted stock units.

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

During the nine months ended September 30, 2024, KREF did not repurchase any of its common stock under the repurchase program. As of September 30, 2024, KREF had $100.0 million of remaining capacity to repurchase shares under the program.

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

During the nine months ended September 30, 2024, KREF did not issue or sell any shares of common stock under the ATM. As of September 30, 2024, $93.2 million remained available for issuance under the ATM.
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

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)
Dividends — During the nine months ended September 30, 2024 and 2023, KREF's board of directors declared the following dividends on shares of its common stock:

			Amount
Declaration Date	Record Date	Payment Date	Per Share	Total
2024
February 1, 2024	March 28, 2024	April 15, 2024	$0.25	$17,328
June 13, 2024	June 28, 2024	July 15, 2024	0.25	17,333
September 13, 2024	September 30, 2024	October 15, 2024	0.25	17,333
				$51,994
2023
March 17, 2023	March 31, 2023	April 14, 2023	$0.43	$29,711
June 15, 2023	June 30, 2023	July 14, 2023	0.43	29,716
September 15, 2023	September 29, 2023	October 13, 2023	0.43	29,716
				$89,143

During the nine months ended September 30, 2024 and 2023, KREF's board of directors declared the following dividends on shares of its Series A Preferred Stock:

			Amount
Declaration Date	Record Date	Payment Date	Per Share	Total
2024
February 1, 2024	February 29, 2024	March 15, 2024	$0.41	$5,326
April 19, 2024	May 31, 2024	June 14, 2024	0.41	5,326
July 19, 2024	August 30, 2024	September 13, 2024	0.41	5,326
				$15,978
2023
February 3, 2023	February 28, 2023	March 15, 2023	$0.41	$5,326
April 21, 2023	May 31, 2023	June 15, 2023	0.41	5,326
July 21, 2023	August 31, 2023	September 15, 2023	0.41	5,326
				$15,978

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)
Note 11. Stock-based Compensation

KREF is externally managed by the Manager and does not currently have any employees. However, as of September 30, 2024, certain individuals employed by the Manager and affiliates of the Manager and certain members of KREF's board of directors were compensated, in part, through the issuance of stock-based awards.

As of September 30, 2024, KREF had 1,127,021 restricted stock unit (“RSU”) awards outstanding under the KKR Real Estate Finance Trust Inc. 2016 Omnibus Incentive Plan that was adopted on February 12, 2016 and amended and restated on November 17, 2016 (the "Incentive Plan") to certain members of KREF’s board of directors and employees of the Manager or its affiliates, none of whom are KREF employees. RSUs awarded to employees of the Manager or its affiliates, generally vest over three consecutive one-year periods and awards to certain members of KREF's board of directors generally vest over a one-year period, pursuant to the terms of the respective award agreements and the terms of the Incentive Plan. As of September 30, 2024, all outstanding RSU awards were entitled to nonforfeitable dividends during the vesting periods, at the same rate as those declared on the common stock.

The following table summarizes the activity in KREF’s outstanding RSUs and the weighted-average grant date fair value per RSU:

	Restricted Stock Units	Weighted Average Grant Date Fair Value Per RSU(A)
Unvested as of December 31, 2023	1,147,927	$14.49
Granted	56,350	9.76
Vested	(48,370)	11.37
Forfeited / cancelled	(28,886)	14.96
Unvested as of September 30, 2024	1,127,021	$14.38

(A)    The grant-date fair value is based upon the closing price of KREF’s common stock at the date of grant.

KREF expects the unvested RSUs outstanding to vest during the following years:

Year	Restricted Stock Units
2024	495,367
2025	426,988
2026	204,666
Total	1,127,021

KREF recognizes the compensation cost of RSUs awarded to employees of the Manager, or one or more of its affiliates, on a straight-line basis over the awards’ term at their grant date fair value, consistent with the RSUs awarded to certain members of KREF's board of directors.

During the three and nine months ended September 30, 2024, KREF recognized $2.2 million and $6.7 million respectively, of stock-based compensation expense included in “General and administrative” expense in the Condensed Consolidated Statements of Income. During the three and nine months ended September 30, 2023, KREF recognized $2.2 million and $6.5 million respectively, of stock-based compensation expense included in “General and administrative” expense in the Condensed Consolidated Statements of Income. As of September 30, 2024, there was $8.3 million of total unrecognized stock-based compensation expense related to unvested share-based compensation arrangements. This cost is expected to be recognized over a weighted average period of 1.0 year.

During the nine months ended September 30, 2024 and 2023, KREF declared $0.9 million and $1.2 million, respectively, of nonforfeitable dividends on unvested RSUs. Such nonforfeitable dividends were deducted from “Retained earnings (Accumulated deficit)” in the Condensed Consolidated Statement of Changes in Equity.

Upon any payment of shares as a result of restricted stock unit vesting, the related personal tax withholding obligation will generally be satisfied by KREF, reducing the number of shares to be delivered by a number of shares necessary to satisfy the related applicable personal tax withholding obligation. The amount results in a cash payment related to this personal tax liability

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)
and a corresponding reduction to “Additional paid-in capital” in the Condensed Consolidated Statement of Changes in Equity. 19,348 net shares of common stock were delivered for vested RSUs during the nine months ended September 30, 2024.

Refer to Note 14 for additional information regarding the Incentive Plan.

Directors and Officers Deferral Plan — In March 2022, KREF's board of directors adopted the KKR Real Estate Finance Trust Inc. Directors and Officers Deferral Plan (the “Deferral Plan”). Pursuant to the Deferral Plan, participants may elect to defer receipt of all or a portion of any shares of KREF’s common stock issuable upon vesting of any RSU granted to such participant in 25% increments. Deferred stock units (“DSU”) credited to a participant are non-voting but shall be entitled to dividend equivalent payments upon payment of dividends on shares of KREF’s common stock in the same form and amount equal to the amount of such dividends and are not subject to deferral under the Deferral Plan. During the nine months ended September 30, 2024, 29,022 vested RSUs were deferred under the Deferral Plan. As of September 30, 2024, there were 101,730 DSUs outstanding.

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

For the nine months ended September 30, 2024 and 2023, 47,314 and 48,513 weighted average unvested RSUs, respectively, were excluded from the calculation of diluted EPS because the effect was anti-dilutive.

The following table illustrates the computation of basic and diluted EPS for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Earnings
Net Income (Loss)	$(7,388)	$27,141	$15,336	$(17,964)
Less: Preferred stock dividends	5,326	5,326	15,978	15,978
Less: Participating securities' share in earnings	277	414	865	1,239
Net income (loss) attributable to common stockholders, basic and diluted	$(12,991)	$21,401	$(1,507)	$(35,181)

Shares
Weighted average common shares outstanding	69,333,208	69,106,061	69,325,229	69,101,487
Add: Deferred stock units	101,730	16,575	89,761	9,714
Diluted weighted average common shares outstanding	69,434,938	69,122,636	69,414,990	69,111,201

Net income (loss) attributable to common stockholders, per:
Basic and diluted common share	$(0.19)	$0.31	$(0.02)	$(0.51)

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)
Note 13. Commitments and Contingencies

As of September 30, 2024, KREF was subject to the following commitments and contingencies:

Litigation — From time to time, KREF may be involved in various claims and legal actions arising in the ordinary course of business. KREF establishes an accrued liability for legal proceedings only when those matters present loss contingencies that are both probable and reasonably estimable.

As of September 30, 2024, KREF was not involved in any material legal proceedings regarding claims or legal actions against KREF.

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

Capital Commitments — As of September 30, 2024, KREF had future funding commitments of $508.9 million related to its investments in commercial real estate loans. These future funding commitments primarily relate to construction projects, capital improvements, tenant improvements and leasing commissions. Generally, funding commitments are subject to certain conditions that must be met, such as customary construction draw certifications, minimum credit metrics or executions of new leases before advances are made to the borrower.

In January 2017, KREF committed $40.0 million to invest in an aggregator vehicle alongside RECOP I. The two-year investment period for RECOP I ended in April 2019. As of September 30, 2024, KREF had a remaining commitment of $4.3 million to RECOP I.

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)
Note 14. Related Party Transactions

Management Agreement — The Management Agreement between KREF and the Manager is subject to certain termination and nonrenewal rights, which in the case of KREF are exercisable by a two-thirds vote by the independent directors of KREF's board of directors. If the independent directors of KREF's board of directors decline to renew the Management Agreement other than for cause, KREF is required to pay the Manager a termination fee equal to three times the total 24-month trailing average annual management fee and incentive compensation earned by the Manager through the most recently completed calendar quarter.

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

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)
No awards may be granted under the Incentive Plan on and after February 12, 2026. The Incentive Plan will continue to apply to awards granted prior to such date. During the three and nine months ended September 30, 2024, zero and 56,350 RSU awards were granted to KREF's directors and employees of the Manager or its affiliates. As of September 30, 2024, 1,824,545 shares of common stock remained available for awards under the Incentive Plan.

Due to Affiliates — The following table contains the amounts presented in KREF's Condensed Consolidated Balance Sheets that it owes to affiliates:

	September 30, 2024	December 31, 2023
Management fees	$5,901	$6,523
KCM fees	1,747	1,747
	$7,648	$8,270
Affiliates Expenses — The following table contains the amounts included in KREF's Condensed Consolidated Statements of Income that arose from transactions with the Manager:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Management fees	$5,901	$6,566	$18,614	$19,648
Incentive compensation	—	69	—	2,491
Expense reimbursements and other	890	1,234	2,967	3,680
	$6,791	$7,869	$21,581	$25,819

In connection with the ATM, KCM, in its capacity as one of the sales agents, will receive commissions for the shares of KREF’s common stock it sells. This amount is not to exceed, but may be less than, 2.0% of the gross sales price per share. KREF did not sell shares under the ATM and did not incur or pay any commissions to KCM during the three and nine months ended September 30, 2024.

In connection with the BMO Facility, and in consideration for its services as the structuring agent, KREF is obligated to pay KCM a structuring fee equal to 0.35% of the respective committed loan advances under the agreement. Such fees are capitalized as deferred financing cost and amortized to interest expense over the draw period of the facility. No KCM structuring fees in connection with the facility were paid during the three and nine months ended September 30, 2024.

In connection with the KREF Lending IX Facility entered into in July 2021, and in consideration for structuring and sourcing this arrangement, KREF is obligated to pay KCM a structuring fee equal to 0.75% of the respective committed loan advances under the agreement. Such fees are capitalized as deferred financing cost and amortized to interest expense over the draw period of the facility. No KCM structuring fees in connection with the facility were paid during the three and nine months ended September 30, 2024.

In connection with the KREF Lending XII Facility entered into in 2022, and in consideration for structuring and sourcing this arrangement, KREF is obligated to pay KCM a structuring fee equal to 0.35% of the respective loan advances under the agreement. Such fees are capitalized as deferred financing cost and amortized to interest expense over the draw period of the facility. No KCM structuring fees in connection with the facility were paid during the three and nine months ended September 30, 2024.

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

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)
Note 15. Fair Value of Financial Instruments

The carrying values and fair values of KREF’s financial assets and liabilities recorded at fair value on a recurring basis, as well as other financial instruments not carried at fair value, as of September 30, 2024, were as follows:

				Fair Value
	Principal Balance	Amortized Cost	Carrying Value	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$108,795	$108,795	$108,795	$108,795	$—	$—	$108,795
Commercial real estate loans, held-for-investment, net	6,201,666	6,188,679	6,040,666	—	—	6,030,040	6,030,040
Commercial real estate loan, held-for-sale	138,000	137,916	137,916	—	138,000	—	138,000
	$6,448,461	$6,435,390	$6,287,377	$108,795	$138,000	$6,030,040	$6,276,835
Liabilities
Secured financing agreements, net	$3,024,534	$3,017,564	$3,017,564	$—	$—	$3,017,564	$3,017,564
Collateralized loan obligations, net	1,941,330	1,941,128	1,941,128	—	—	1,914,040	1,914,040
Secured term loan, net	340,375	334,193	334,193	—	338,248	—	338,248
	$5,306,239	$5,292,885	$5,292,885	$—	$338,248	$4,931,604	$5,269,852

The carrying values and fair values of KREF’s financial assets recorded at fair value on a recurring basis, as well as other financial instruments for which fair value is disclosed, as of December 31, 2023, were as follows:

				Fair Value
	Principal Balance	Amortized Cost	Carrying Value	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$135,898	$135,898	$135,898	$135,898	$—	$—	$135,898
Commercial real estate loans, held-for-investment, net	7,369,425	7,343,548	7,133,078	—	—	7,133,696	7,133,696
	$7,505,323	$7,479,446	$7,268,976	$135,898	$—	$7,133,696	$7,269,594
Liabilities
Secured financing agreements, net	$3,794,066	$3,782,419	$3,782,419	$—	$—	$3,782,419	$3,782,419
Collateralized loan obligations, net	1,942,750	1,942,171	1,942,171	—	—	1,893,350	1,893,350
Secured term loan, net	343,000	335,331	335,331	—	338,500	—	338,500
	$6,079,816	$6,059,921	$6,059,921	$—	$338,500	$5,675,769	$6,014,269

The following table contains the Level 3 inputs used to value assets and liabilities on a recurring and nonrecurring basis or where KREF discloses fair value as of September 30, 2024:

	Fair Value	Valuation Methodologies	Unobservable Inputs	Weighted Average(A)	Range
Assets and Liabilities
Commercial real estate loans, held-for-investment	$6,030,040	Discounted cash flow	Discount margin	4.1%	3.0% - 9.5%
			Discount rate	10.6%	10.0% - 11.5%
			Capitalization rate	9.1%	7.9% - 9.8%
	$6,030,040

(A)    Represents the average of the input value, weighted by the unpaid principal balance of the financial instrument.

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

Assets and Liabilities for Which Fair Value is Only Disclosed

KREF does not carry its secured financing agreements at fair value as management did not elect the fair value option for these liabilities. As of September 30, 2024, the fair value of KREF's financing facilities approximated their respective carrying value.

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

KREF consolidates subsidiaries that incur U.S. federal, state and local income taxes, based on the tax jurisdiction in which each subsidiary operates. During the three and nine months ended September 30, 2024, KREF recorded income tax expense of $0.1 million and $0.2 million, respectively, related to the operations of its taxable REIT subsidiaries and various other state and local taxes. During the three and nine months ended September 30, 2023, KREF recorded income tax expense of $0.2 million and $0.5 million. There were no material deferred tax assets or liabilities as of September 30, 2024 and December 31, 2023.

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)
Note 17. Subsequent Event

The following events occurred subsequent to September 30, 2024:

Dividends

In October 2024, KREF paid $17.3 million in dividends on its common stock, or $0.25 per share, with respect to the third quarter of 2024, to stockholders of record on September 30, 2024.

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

Macroeconomic Environment

The last several quarters have been marked by significant volatility in global markets, driven by inflation, elevated interest rates, slowing economic growth, trade tensions, geopolitical conditions, and political and regulatory uncertainty. These conditions have adversely impacted, and may continue to adversely impact, the U.S. and global economies, the real estate industry and our borrowers, and the performance of the properties securing our loans. Collectively, these market dynamics pose challenges to commercial real estate values and transaction activity, which have resulted in lower demand for office space and elevated levels of vacancy and default rates.

Although the Federal Reserve lowered interest rates by 50 basis points on September 18, 2024, interest rates remain elevated and the timing, direction and extent of any future interest rate changes remain uncertain. Although higher interest rates will generally correlate to increases in our net income, increases in interest rates may adversely affect our existing borrowers and the cost of financing their properties and lead to nonperformance. Higher interest rates may also adversely impact real estate asset values and increase our interest expense, which expense may not be fully offset by any resulting increase in interest income.

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

Earnings (Loss) Per Share and Dividends Declared

The following table sets forth the calculation of basic and diluted net income (loss) per share and dividends declared per share (amounts in thousands, except share and per share data):

	Three Months Ended,
	September 30, 2024	June 30, 2024
Net income (loss) attributable to common stockholders	$(12,991)	$20,223
Weighted-average number of shares of common stock outstanding, basic and diluted	69,434,938	69,423,244
Net income (loss) per share, basic and diluted	$(0.19)	$0.29
Dividends declared per share	$0.25	$0.25

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

The following table provides a reconciliation of GAAP net income attributable to common stockholders to Distributable Earnings (amounts in thousands, except share and per share data):

	Three Months Ended	Per Diluted Share(A)	Three Months Ended	Per Diluted Share(A)
	September 30, 2024		June 30, 2024
Net Income (Loss) Attributable to Common Stockholders	$(12,991)	$(0.19)	$20,223	$0.29
Adjustments
Non-cash equity compensation expense	2,180	0.03	2,226	0.03
Depreciation and amortization	732	0.01	—	—
Unrealized (gains) or losses, net	(344)	—	145	—
Provision for credit losses, net	38,200	0.55	4,545	0.07
(Gain) loss on sale of investments	—	—	615	0.01
Distributable Earnings before realized loss	$27,777	$0.40	$27,754	$0.40
Realized loss on loan write-offs, net(B)	(1,832)	(0.03)	(135,811)	(1.96)
Realized loss on sale of investments(C)	—	—	(615)	(0.01)
Distributable Earnings (Loss)	$25,945	$0.37	$(108,672)	$(1.57)
Diluted weighted average common shares outstanding	69,434,938		69,423,244

(A)    Numbers presented may not foot due to rounding.
(B)    Includes (i) a $1.8 million write-off on a senior loan repaid during the three months ended September 30, 2024; and (ii) a combined $98.5 million write-off on two senior loans and a $37.5 million write-off of a mezzanine loan during the three months ended June 30, 2024.
(C)     Includes a $615 thousand loss on the sale of certain real estate owned assets during the three months ended June 30, 2024.

Book Value per Share

We believe that book value per share is helpful to stockholders in evaluating the growth of our company as we have scaled our equity capital base and continue to invest in our target assets. The following table calculates our book value per share (amounts in thousands, except share and per share data):

	September 30, 2024	December 31, 2023
KKR Real Estate Finance Trust Inc. stockholders' equity	$1,357,967	$1,404,767
Series A preferred stock (liquidation preference of $25.00 per share)	(327,750)	(327,750)
Common stockholders' equity	$1,030,217	$1,077,017
Shares of common stock issued and outstanding at period end	69,333,208	69,313,860
Add: Deferred stock units	101,730	72,708
Total shares outstanding at period end	69,434,938	69,386,568
Book value per share	$14.84	$15.52

Book value as of September 30, 2024 included the impact of an estimated CECL credit loss allowance of $150.9 million, or ($2.17) per share. See Note 2 — Summary of Significant Accounting Policies, to our condensed consolidated financial statements included in this Form 10-Q for detailed discussion of allowance for credit losses.

Our Portfolio

We have established a $6,710.7 million portfolio of diversified investments, consisting primarily of senior commercial real estate loans as of September 30, 2024.

During the three months ended September 30, 2024, we collected 100.0% of interest payments due on our loan portfolio. As of September 30, 2024, the average risk rating of our loan portfolio was 3.2, weighted by total loan exposure. As of September 30, 2024, the average loan commitment in our portfolio was $120.2 million and multifamily and industrial loans comprised 60% of our loan portfolio.

In addition, we owned Real Estate Assets with an investment amount of $335.6 million, comprised of the acquired properties and capitalized redevelopment costs, as of September 30, 2024. These properties are reflected on our Condensed Consolidated Balance Sheets.

We have executed on our primary investment strategy of originating floating-rate transitional senior loans and, as we continue to scale our loan portfolio, we expect that our originations will be heavily weighted toward floating-rate loans. As of September 30, 2024, 99% of our loans by total loan exposure earned a floating rate of interest. We expect the majority of our future investment activity to focus on originating floating-rate senior loans that we finance with our repurchase and other financing facilities, with a secondary focus on originating floating-rate loans for which we syndicate a senior position and retain a subordinated interest for our portfolio. As of September 30, 2024, all of our investments were located in the United States.

The following charts illustrate the diversification and composition of our loan portfolio, based on type of investment, interest rate, underlying property type, geographic location, vintage and LTV as of September 30, 2024:

The charts above are based on total loan exposure of our commercial real estate loans.
(A)    Excludes: (i) Real Estate Assets, (ii) CMBS B-Pieces and (iii) fully written off loans.
(B)    We classify a loan as life science if more than 50% of the gross leasable area is leased to, or will be converted to, life science-related space.
(C)    "Other" property type includes Self-Storage (2%), Student Housing (2%) and Mixed Use (<1%).
(D)    LTV is generally based on the initial loan amount divided by the as-is appraised value as of the date the loan was originated. Weighted average LTV excludes risk-rated 5 loans.

The following table details our quarterly loan activity (dollars in thousands):

	Three Months Ended
	September 30, 2024	June 30, 2024	March 31, 2024	December 31, 2023
Loan originations	$—	$83,700	$—	$—

Loan fundings	$55,337	$121,478	$103,474	$138,655
Loan repayments(A)	(290,044)	(384,483)	(335,658)	(188,106)
Net fundings	(234,707)	(263,005)	(232,184)	(49,451)
PIK interest	324	254	25	—
Net write-offs(B)	(1,832)	(135,812)	—	(58,706)
Transfer to REO	—	(201,433)	—	(86,422)
Other(C)	—	(150,000)	—	—
Total activity	$(236,215)	$(749,996)	$(232,159)	$(194,579)

(A)    Includes a repayment of $38.6 million of non-consolidated senior interests as our retained mezzanine loan was fully repaid during the three months ended September 30, 2024. Includes $4.7 million of cost recovery interest applied as a reduction to loan principal during the three months ended December 31, 2023.
(B)    Includes a $1.8 million write-off on a senior loan repaid during the three months ended September 30, 2024. Includes a combined $98.5 million write-off on two senior loans and a $37.5 million write-off of a mezzanine loan during the three months ended June 30, 2024. Includes a $58.7 million write-off on a senior loan during the three months ended December 31, 2023.
(C)    Represents a removal of $150.0 million of non-consolidated senior interests as our retained mezzanine loan was written-off during the three months ended June 30, 2024.

The following table details overall statistics for our loan portfolio as of September 30, 2024 (dollars in thousands):

		Total Loan Exposure
	Balance Sheet Portfolio	Total Loan Portfolio	Floating Rate Loans	Fixed Rate Loans(A)
Number of loans(B)	57	57	57	—
Principal balance	$6,339,666	$6,339,666	$6,257,267	$82,399
Amortized cost	6,326,595	6,326,595	6,244,196	82,399
Unfunded loan commitments(C)	508,946	508,946	503,245	5,701
Weighted average cash coupon(D)	8.1%	8.1%	S + 3.3%	*
Weighted average all-in yield(D)	8.3%	8.3%	S + 3.5%	*
Weighted average maximum maturity (years)(E)	2.2	2.2	2.2	0.9
LTV(F)	65%	65%	65%	n.a.

*    Rounds to zero
(A)    Represents mezzanine loans with commitments of $79.4 million and $8.7 million, respectively, accompanying two senior loans. $82.4 million of loan principal was funded, of which $74.4 million was placed on nonaccrual status, as of September 30, 2024. The remaining $8.0 million funded principal earned a fixed interest rate of 10.0% as of September 30, 2024. Refer to Note 3 to our condensed consolidated financial statements for additional information.
(B)     Excludes fully written off loans.
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

The table below sets forth additional information relating to our portfolio as of September 30, 2024 (dollars in millions):

	Investment(A)	Location	Property Type	Investment Date	Total Whole Loan(B)	Committed Principal/Investment Amount(B)	Outstanding Principal/ Investment Amount	Net Equity(C)	Coupon(D)(E)		Max Remaining Term (Years)(D)(F)	Loan/Investment Per SF / Unit / Key(G)	Origination LTV(D)(H)	Risk Rating
	Senior Loans
1	Senior Loan	Arlington, VA	Multifamily	9/30/2021	$381.0	$381.0	$373.9	$78.8	+	3.3	2.0	$336,855 / unit	69%	3
2	Senior Loan	Boston, MA	Life Science	8/3/2022	312.5	312.5	226.9	32.6	+	4.2	2.9	$747 / SF	56	3
3	Senior Loan	Bellevue, WA	Office	9/13/2021	520.8	260.4	224.5	56.8	+	3.7	2.5	$851 / SF	63	3
4	Senior Loan	Various	Industrial	4/28/2022	504.5	252.3	252.3	55.4	+	2.7	2.6	$98 / SF	64	3
5	Senior Loan	Bronx, NY	Industrial	8/27/2021	381.2	228.7	201.9	46.4	+	4.2	1.9	$277 / SF	52	3
6	Senior Loan	Los Angeles, CA	Multifamily	2/19/2021	220.0	220.0	220.0	33.4	+	2.9	1.4	$410,430 / unit	68	3
7	Senior Loan	Various	Multifamily	5/31/2019	206.5	206.5	206.5	81.2	+	4.0	0.7	$192,991 / unit	74	3
8	Senior Loan	Minneapolis, MN	Office	11/13/2017	199.4	199.4	194.4	89.0	+	2.3	0.8	$182 / SF	n.a.	5
9	Senior Loan	Various	Industrial	6/15/2022	375.5	187.8	173.5	38.0	+	2.9	2.8	$135 / SF	50	3
10	Senior Loan	The Woodlands, TX	Hospitality	9/15/2021	183.3	183.3	181.4	33.9	+	4.3	2.0	$199,513 / key	64	3
11	Senior Loan	Washington, D.C.	Office	11/9/2021	181.0	181.0	172.6	64.4	+	2.9	3.2	$484 / SF	55	3
12	Senior Loan	West Palm Beach, FL	Multifamily	12/29/2021	171.5	171.5	171.0	26.1	+	2.8	2.3	$210,607 / unit	73	3
13	Senior Loan	Various	Self-Storage	12/21/2022	336.6	168.3	154.9	37.5	+	3.8	3.3	$23,290 / unit	64	3
14	Senior Loan	Boston, MA	Life Science	4/27/2021	332.3	166.2	162.8	28.9	+	3.7	1.6	$676 / SF	66	3
15	Senior Loan	Plano, TX	Office	2/6/2020	150.7	150.7	150.7	23.2	+	2.8	0.4	$208 / SF	64	3
16	Senior Loan	Redwood City, CA	Life Science	9/30/2022	580.7	145.2	44.9	8.4	+	4.5	3.0	$885 / SF	53	3
17	Senior Loan	Dallas, TX	Office	12/10/2021	138.0	138.0	138.0	28.8	+	3.7	2.2	$439 / SF	68	3
18	Senior Loan	Boston, MA	Multifamily	3/29/2019	137.0	137.0	137.0	27.3	+	3.4	0.5	$351,282 / unit	63	3
19	Senior Loan	Arlington, VA	Multifamily	1/20/2022	135.3	135.3	133.9	28.2	+	2.9	2.4	$446,367 / unit	65	3
20	Senior Loan	Fontana, CA	Industrial	5/11/2021	132.0	132.0	120.0	53.6	+	4.7	1.7	$113 / SF	64	3
21	Senior Loan	San Carlos, CA	Life Science	2/1/2022	195.9	125.0	103.2	31.1	+	3.6	2.4	$705 / SF	n.a.	5
22	Senior Loan	Cambridge, MA	Life Science	12/22/2021	401.3	115.7	94.6	25.9	+	4.0	2.3	$1,072 / SF	51	3
23	Senior Loan	Philadelphia, PA	Office	6/19/2018	114.3	114.3	114.3	19.1	+	2.8	2.4	$117 / SF	71	3
24	Senior Loan	San Diego, CA	Multifamily	10/20/2021	114.0	114.0	107.9	33.6	+	3.3	2.1	$467,070 / unit	71	4
25	Senior Loan	Pittsburgh, PA	Student Housing	6/8/2021	112.5	112.5	112.5	17.4	+	3.0	1.7	$155,602 / unit	74	3
26	Senior Loan	West Hollywood, CA	Multifamily	1/26/2022	110.7	110.7	110.0	23.7	+	3.1	2.4	$2,972,951 / unit	n.a.	5
27	Senior Loan	Chicago, IL	Office	7/15/2019	105.0	105.0	90.1	37.9	+	2.3	3.9	$87 / SF	59	3
28	Senior Loan	Las Vegas, NV	Multifamily	12/28/2021	101.1	101.1	101.1	15.1	+	2.8	2.3	$191,460 / unit	61	3
29	Senior Loan	Cary, NC	Multifamily	11/21/2022	100.0	100.0	95.3	18.3	+	3.4	3.2	$244,275 / unit	63	3
30	Senior Loan	Washington, D.C.	Office	1/13/2022	228.5	100.0	89.8	13.5	+	3.3	3.4	$328 / SF	55	3
31	Senior Loan	Orlando, FL	Multifamily	12/14/2021	97.4	97.4	95.3	25.4	+	3.1	2.3	$251,563 / unit	74	3
32	Senior Loan	Boston, MA	Industrial	6/28/2022	273.2	95.7	95.0	19.8	+	3.0	2.8	$195 / SF	52	3
33	Senior Loan	Brisbane, CA	Life Science	7/22/2021	95.0	95.0	90.8	90.8	+	3.1	1.9	$784 / SF	71	3
34	Senior Loan	Raleigh, NC	Multifamily	4/27/2022	91.5	91.5	83.4	43.3	+	3.1	2.6	$260,775 / unit	68	4
35	Senior Loan	Brandon, FL	Multifamily	1/13/2022	90.3	90.3	69.1	16.0	+	3.1	2.4	$196,383 / unit	75	3
36	Senior Loan	Dallas, TX	Multifamily	12/23/2021	90.0	90.0	82.6	16.3	+	2.9	2.3	$254,087 / unit	67	3
37	Senior Loan	Miami, FL	Multifamily	10/14/2021	89.5	89.5	89.5	16.8	+	2.9	2.1	$304,422 / unit	76	3

	Investment(A)	Location	Property Type	Investment Date	Total Whole Loan(B)	Committed Principal/Investment Amount(B)	Outstanding Principal/ Investment Amount	Net Equity(C)	Coupon(D)(E)		Max Remaining Term (Years)(D)(F)	Loan/Investment Per SF / Unit / Key(G)	Origination LTV(D)(H)	Risk Rating
38	Senior Loan	Dallas, TX	Office	1/22/2021	87.0	87.0	87.0	13.5	+	3.4	1.4	$294 / SF	65	3
39	Senior Loan	Scottsdale, AZ	Multifamily	5/9/2022	169.0	84.5	84.5	13.2	+	2.9	2.7	$457,995 / unit	64	3
40	Senior Loan	Philadelphia, PA	Mixed Use	6/28/2024	83.7	83.7	30.1	10.5	+	4.3	4.7	$59 / SF	66	3
41	Senior Loan	Charlotte, NC	Multifamily	12/14/2021	79.3	79.3	77.0	11.3	+	3.1	2.3	$209,168 / unit	74	3
42	Senior Loan	Hollywood, FL	Multifamily	12/20/2021	71.0	71.0	71.0	10.3	+	2.8	2.3	$287,449 / unit	74	3
43	Senior Loan	Denver, CO	Multifamily	9/14/2021	70.3	70.3	70.3	10.3	+	2.8	2.0	$290,496 / unit	78	3
44	Senior Loan	Nashville, TN	Hospitality	12/9/2021	66.0	66.0	64.8	10.4	+	3.7	2.3	$281,672 / key	68	3
45	Senior Loan	Plano, TX	Multifamily	3/31/2022	63.3	63.3	63.3	23.1	+	0.9	2.9	$238,000 / unit	75	3
46	Senior Loan	Dallas, TX	Multifamily	8/18/2021	63.1	63.1	63.1	11.0	+	3.9	1.9	$175,278 / unit	70	3
47	Senior Loan	Durham, NC	Multifamily	12/15/2021	59.5	59.5	56.5	16.9	+	2.8	3.3	$163,759 / unit	67	3
48	Senior Loan	San Antonio, TX	Multifamily	4/20/2022	57.6	57.6	56.4	12.6	+	2.7	2.6	$164,950 / unit	79	3
49	Senior Loan	Atlanta, GA	Multifamily	12/10/2021	53.0	53.0	51.2	12.8	+	3.0	2.3	$169,658 / unit	67	3
50	Senior Loan	Sharon, MA	Multifamily	12/1/2021	51.9	51.9	51.9	7.5	+	2.9	2.2	$270,443 / unit	70	3
51	Senior Loan	Reno, NV	Industrial	4/28/2022	140.4	50.5	50.5	11.5	+	2.7	2.6	$117 / SF	74	3
52	Senior Loan	Dallas, TX	Multifamily	4/1/2022	43.9	43.9	42.6	11.7	+	2.9	2.5	$119,706 / unit	73	3
53	Senior Loan	Carrollton, TX	Multifamily	4/1/2022	43.7	43.7	43.7	13.4	+	0.9	2.9	$136,478 / unit	74	3
54	Senior Loan	San Diego, CA	Multifamily	4/29/2022	203.0	40.0	39.7	6.3	+	2.6	2.6	$455,574 / unit	63	3
55	Senior Loan	Georgetown, TX	Multifamily	12/16/2021	35.2	35.2	35.2	8.8	+	3.4	2.3	$167,381 / unit	68	3
56	Senior Loan	Various	Industrial	6/30/2021	50.2	25.1	22.6	11.2	+	5.5	1.8	$53 / SF	53	3
57	Senior Loan	Denver, CO	Industrial	12/11/2020	15.4	15.4	12.7	5.0	+	3.8	1.3	$47 / SF	76	2
	Total/Weighted Average Senior Loans Unlevered				$9,496.6	$6,848.6	$6,339.7	$1,567.2	+	3.2%	2.2		65%	3.2
	Real Estate Assets
1	Real Estate Owned	Mountain View, CA	Office	6/28/2024	n.a.	$120.6	120.6	120.6		n.a.	n.a.	$393 / SF	n.a.	n.a.
2	Real Estate Owned	Portland, OR	Retail / Redevelopment	12/16/2021	n.a.	87.7	87.7	87.7		n.a.	n.a.	n.a.	n.a.	n.a.
3	Equity Method Investment(I)	Seattle, WA	Life Science	6/28/2024	n.a.	81.5	81.5	40.5		n.a.	n.a.	$520 / SF	n.a.	n.a.
4	Real Estate Owned	Philadelphia, PA	Office / Garage	12/22/2023	n.a.	$45.8	45.8	15.4		n.a.	n.a.	$114 / SF	n.a.	n.a.
	Total/Weighted Average Real Estate Assets					$335.6	$335.6	$264.2
	Other Investments
1	CMBS B-Pieces(J)	Various	Various	2/13/2017	n.a.	40.0	35.4	35.4		4.8	4.7	n.a.	58	n.a.
	Total/Weighted Average Other Investments					$40.0	$35.4	$35.4		4.8%	4.7		58%
	Grand Total / Weighted Average					$7,224.2	$6,710.7	$1,866.8		8.1%	2.2		65%	3.2

*    Numbers presented may not foot due to rounding.

(A)    Our total portfolio represents the current principal amount or investment amount on senior and mezzanine loans, real estate assets and other investments. Excludes loans that were fully written off.
For Senior Loan 8, the total whole loan is $199.4 million, including (i) a fully funded senior mortgage loan of $120.0 million, at an interest rate of S+2.25% and (ii) a mezzanine note with a commitment of $79.4 million, of which $74.4 million was funded as of September 30, 2024, at a fixed interest rate of 4.5%. The mezzanine note interest is payment-in-kind (“PIK Interest”), which is capitalized, compounded, and added to the outstanding principal balance of the respective loan.
For Senior Loan 26, the total whole loan is $110.7 million, including (i) a fully funded senior mortgage loan of $102.0 million, at an interest rate of S+3.06%, (ii) a senior mezzanine note with $7.2 million funded as of September 30, 2024, at a fixed interest rate of 10.0% and (iii) a fully funded junior mezzanine note of $0.8 million, at a fixed interest rate of 10.0% with certain profit share provisions, as defined in the loan agreement.
(B)    Total Whole Loan represents the total commitment of the entire loan originated, including participations by KKR affiliated entities.
(C)    Net equity reflects (i) the amortized cost basis of our loans, net of borrowings; (ii) Real Estate Owned ("REO"), net of borrowings and noncontrolling interests, and (iii) the investment amount of equity method investments, net of borrowings.
(D)    Weighted average is weighted by the current principal amount for our senior and mezzanine loans and by the investment amount of CMBS B-Pieces. Risk-rated 5 loans are excluded from the weighted average LTV.
(E)    Coupon expressed as spread over Term SOFR.
(F)    Maximum remaining term (years) assumes all extension options are exercised, if applicable.
(G)    Loan Per SF / Unit / Key is based on the current principal amount divided by the current SF / Unit / Key. For Senior Loans 2, 3, 5, 16, 20, 22, 56, and 57, Loan Per SF / Unit / Key is calculated as the total commitment amount of the loan divided by the proposed SF / Unit / Key.
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
For Senior Loans 2, 3, 5, 16, 20, 22, 56, and 57, LTV is calculated as the total commitment amount of the loan divided by the as-stabilized value as of the date the loan was originated. For senior loans where an appraisal has been obtained post origination, the LTV, presented as follows, is calculated based on the current principal amount divided by the as-is appraised value as of the new appraisal date: Senior Loan 15 (64%); Senior Loan 18 (64%); Senior Loan 19 (78%); Senior Loan 23 (64%); Senior Loan 27 (57%); Senior Loan 28 (75%); Senior Loan 31 (83%); Senior Loan 33 (70%), Senior Loan 38 (63%); Senior Loan 42 (81%); and Senior Loan 57 (61%).
(I)    Represents real estate assets held through a Tenant-in-Common ("TIC") agreement between us and a KKR affiliate. We hold a 74.6% economic interest in the real estate assets and share decision-making with the KKR affiliate under the TIC agreement.
(J)     Represents our investment in an aggregator vehicle that invests in CMBS B-Pieces. Committed principal represents our total commitment to the aggregator vehicle whereas current principal represents the current funded amount.

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

As of September 30, 2024, the average risk rating of our portfolio was 3.2, weighted by total loan exposure, consistent with that as of December 31, 2023.

September 30, 2024					December 31, 2023
Risk Rating	Number of Loans(A)	Carrying Value	Total Loan Exposure	Total Loan Exposure %*	Number of Loans(A)	Carrying Value	Total Loan Exposure(B)	Total Loan Exposure %*
1	—	$—	$—	—%	—	$—	$—	—%
2	1	12,722	12,685	—	2	19,392	57,925	1
3	51	5,719,457	5,728,017	90	60	6,493,506	6,511,894	86
4	2	191,199	191,341	3	4	325,286	476,112	6
5	3	403,217	407,623	6	3	505,364	512,105	7
Total loan receivable	57	$6,326,595	$6,339,666	100%	69	$7,343,548	$7,558,036	100%
Allowance for credit losses		(148,013)				(210,470)
Loan receivable, net		$6,178,582				$7,133,078

* Numbers presented may not foot due to rounding.
(A)    Excludes fully written off loans.
(B)    In certain instances, we finance our loans through the non-recourse sale of a senior interest that is not included in the condensed consolidated financial statements. Total loan exposure includes the entire loan we originated and financed, including $188.6 million of such non-consolidated interests as of December 31, 2023.

In January 2023, we modified a risk-rated 5 senior office loan located in Philadelphia, PA, with an outstanding principal balance of $161.0 million. The terms of the modification included, among others, a $25.0 million principal repayment and a restructure of the $136.0 million senior loan (after the $25.0 million repayment) into (i) a $116.5 million committed senior mortgage loan (with $5.5 million in unfunded commitment) and (ii) a $25.0 million junior mezzanine note. The restructured senior loan earns a coupon rate of S+2.75% and has a new term of up to four years, assuming all extension options are exercised. The $25.0 million junior mezzanine note is subordinate to a new $41.5 million committed senior mezzanine note held by the sponsor (with $16.5 million in unfunded commitment) and was deemed uncollectible and written off in December 2022. The loan modification was accounted for as a new loan for GAAP purposes. The restructured senior loan with an outstanding principal balance of $114.3 million was risk-rated 3 as of September 30, 2024.

In June 2023, we modified a risk-rated 5 senior office loan located in Minneapolis, MN, with an outstanding principal balance of $194.4 million. The terms of the modification included, among others, a restructure of the $194.4 million senior loan into (i) a $120.0 million senior mortgage loan (fully funded) and (ii) a $79.4 million mezzanine note (with $5.0 million in unfunded commitment). The restructured senior loan earns a coupon rate of S+2.25% and the mezzanine note earns a fixed 4.5% PIK interest rate. Post modification, the whole loan’s maximum maturity is July 2025, assuming all extension options are exercised. The restructured whole loan with an outstanding principal balance of $194.4 million was risk-rated 5 as of September 30, 2024.

In September 2023, we modified a risk-rated 4 senior office loan located in Chicago, IL, with an outstanding principal balance of $118.4 million. The terms of the modification included, among others, a $15.0 million principal repayment, a $15.0 million reduction in unfunded loan commitment, and a restructure of the $103.4 million senior loan (after the $15.0 million repayment) into (i) a $105.0 million committed senior mortgage loan (with $16.6 million in unfunded commitment) and (ii) a $15.0 million subordinated note which is subordinate to a new $18.5 million sponsor interest. The restructured senior loan earns a coupon rate of S+2.25% and has a new term of five years. The $15.0 million subordinated note was deemed uncollectible and written off. The loan modification was accounted for as a new loan for GAAP purposes. The restructured senior loan with an outstanding principal balance of $90.1 million was risk-rated 3 as of September 30, 2024.

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

CMBS B-Piece Investments

Our current CMBS exposure is through an equity method investment. Our Manager has processes and procedures in place to monitor and assess the credit quality of our CMBS B-Piece investments and promote the regular and active management of these investments. This includes reviewing the performance of the real estate assets underlying the loans that collateralize the investments and determining the impact of such performance on the credit and return profile of the investments. Our Manager holds monthly surveillance calls with the special servicer of our CMBS B-Piece investments to monitor the performance of our portfolio and discuss issues associated with the loans underlying our CMBS B-Piece investments. At each meeting, our Manager is provided with a due diligence submission for each loan underlying our CMBS B-Piece investments, which includes both property-level and loan-level information. These meetings assist our Manager in monitoring our portfolio, identifying any potential loan issues, determining if a re-underwriting of any loan is warranted and examining the timing and severity of any potential losses or impairments.

Total Financing

Our financing arrangements include our term loan facility, term lending agreements, collateralized loan obligations, secured term loan, warehouse facility, asset specific financing, corporate revolving credit agreement ("Revolver"), non-consolidated senior interest (collectively “Non-Mark-to-Market Financing Sources”) and master repurchase agreements.

Our Non-Mark-to-Market Financing Sources, which accounted for 79% of our total financing as of September 30, 2024, are not subject to credit or capital markets mark-to-market provisions. The remaining 21% of our total financing, which is comprised of three master repurchase agreements, are only subject to credit marks.

We plan to expand and diversify our financing sources, especially those sources that provide non-mark-to-market financing, reducing our exposure to market volatility.

The following table summarizes our financing agreements (dollars in thousands):

		September 30, 2024				December 31, 2023
		Borrowings			Collateral	Borrowings
	Non-/Mark-to-Market	Maximum Facility Size(A)	Outstanding Principal	Available(B)	Outstanding Principal	Outstanding Principal
Master Repurchase Agreements	Mark-to-Credit	$2,000,000	$1,138,967	$39,715	$1,687,081	$1,477,227
Collateralized Loan Obligations	Non-Mark-to-Market	1,941,330	1,941,330	—	2,298,580	1,942,750
Term Lending Agreements	Non-Mark-to-Market	1,395,615	893,317	3,904	1,258,038	1,329,390
Term Loan Facility	Non-Mark-to-Market	1,000,000	528,652	—	684,779	561,377
Warehouse Facility	Non-Mark-to-Market	500,000	—	—	—	—
Asset Specific Financing	Non-Mark-to-Market	490,625	328,598	183	396,794	266,072
Revolver	Non-Mark-to-Market	610,000	135,000	475,000	n.a.	160,000
Secured Term Loan	Non-Mark-to-Market	340,375	340,375	—	n.a.	343,000
Total leverage		8,277,945	5,306,239	518,802		6,079,816
Non-consolidated Senior Interests	Non-Mark-to-Market	—	—	—	—	188,611
Total		$8,277,945	$5,306,239	$518,802		$6,268,427

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

Each of our existing master repurchase facilities includes "credit mark-to-market" features. "Credit mark-to-market" provisions in repurchase facilities are designed to keep the lenders' credit exposure generally constant as a percentage of the underlying collateral value of the assets pledged as security to them. If the credit underlying collateral value decreases, the gross amount of leverage available to us will be reduced as our assets are marked-to-market, which would reduce our liquidity. The lender under the applicable repurchase facility sets the valuation and any revaluation of the collateral assets in its sole, good faith discretion. As a contractual matter, the lender has the right to reset the value of the assets at any time based on then-current market conditions, but the market convention is to reassess valuations on a monthly, quarterly and annual basis using the financial information delivered pursuant to the facility documentation regarding the real property, borrower and guarantor under such underlying loans. Generally, if the lender determines (subject to certain conditions) that the market value of the collateral in a repurchase transaction has decreased by more than a defined minimum amount, the lender may require us to provide additional collateral or lead to margin calls that may require us to repay all or a portion of the funds advanced. We closely monitor our liquidity and intend to maintain sufficient liquidity on our balance sheet in order to meet any margin calls in the event of any significant decreases in asset values. As of September 30, 2024, the weighted average haircut under our repurchase agreements was 32.5% (or 30.1%, if we had borrowed the maximum amount approved by its repurchase agreement counterparties as of such dates). In addition, our existing master repurchase facilities are not entirely term-matched financings and may mature before our CRE debt investments that represent underlying collateral to those financings. As we negotiate renewals and extensions of these liabilities, we may experience lower advance rates and higher pricing under the renewed or extended agreements.

Term Lending Agreements

In 2018, we entered into a loan financing facility with BMO Harris Bank ("BMO Facility”) with a current borrowing capacity of $300.0 million. The facility provides financing on a non-mark-to-market basis with match-term up to five years with partial recourse to us.

In 2019, we entered into a Master Repurchase and Securities Contract Agreement ("KREF Lending V Facility") with Morgan Stanley Mortgage Capital Holdings LLC ("Administrative Agent"), as administrative agent on behalf of Morgan Stanley Bank, N.A. ("Initial Buyer"), which provides non-mark-to-market financing. The facility has a current maturity of June 2025, subject to an additional one-year extension option. The Initial Buyer subsequently syndicated a portion of the facility to multiple financial institutions and held 22.7% of the total commitment as of September 30, 2024.

In 2021, we entered into a Master Repurchase and Securities Contract Agreement with a financial institution (“KREF Lending IX Facility”) with a current borrowing capacity of $568.1 million. The facility, which provides financing on a non-mark-to-market basis with partial recourse to us, has a three-year draw period and match-term to the underlying loans. In May 2024, the lender assigned its rights and obligations under the KREF Lending IX Facility to another financial institution.

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

Term Loan Facility

In 2018, we entered into a term loan financing agreement with third party lenders with a current borrowing capacity of $1.0 billion (“Term Loan Facility”). The facility provides us with asset-based financing on a non-mark-to-market basis with match-term up to five years, with additional two-year extension available, and is non-recourse to us.

Warehouse Facility

In 2020, we entered into a $500.0 million Loan and Security Agreement with HSBC Bank USA, National Association (“HSBC Facility”) with a current facility maturity date of March 2026. The facility provides warehouse financing on a non-mark-to-market basis with partial recourse to us.

Asset Specific Financing

In 2022, we entered into a $100.0 million loan financing facility with a financial institution ("KREF Lending XI Facility"), a $265.6 million loan financing facility with a financial institution ("KREF Lending XIII Facility") and a $125.0 million loan financing facility with a financial institution ("KREF Lending XIV Facility"). The facilities provide non-recourse match-term asset-based financing on a non-mark-to-market basis.

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

The following table outlines the CLO collateral assets and respective borrowing (dollars in thousands):

	September 30, 2024							December 31, 2023
	Facility					Collateral		Facility
	Wtd. Avg. Term(A)	Maximum Facility Size	Outstanding Principal	Carrying Value	Wtd. Avg. Funding Cost(B)	Outstanding Principal	Carrying Value	Carrying Value
KREF 2021-FL2	February 2039	$1,093,830	$1,093,830	$1,093,697	6.3%	$1,298,580	$1,288,056	$1,095,128
KREF 2022-FL3	February 2039	847,500	847,500	847,431	6.6	1,000,000	993,290	847,043
Total		$1,941,330	$1,941,330	$1,941,128	6.4%	$2,298,580	$2,281,346	$1,942,171

(A)    The term of the CLO notes represents the rated final distribution date. Repayments of CLO notes are dependent on timing of underlying collateral loan asset repayments post the reinvestment period.
(B)    Including deferred financing costs and applicable index in effect as of September 30, 2024. Average weighted by the outstanding principal of the facility.

Non-Consolidated Senior Interests

In certain instances, we finance our loans through the non-recourse sale of a senior loan interest that is not included in our condensed consolidated financial statements. These non-consolidated senior interests provide structural leverage on a non-mark-to-market, match-term basis for our net investments, which are typically reflected in the form of mezzanine loans or other subordinate interests on our condensed consolidated balance sheets and in our condensed consolidated statement of income. We had no outstanding financing through non-consolidated senior interests as of September 30, 2024.

Secured Term Loan

In 2020, we entered into a $300.0 million secured term loan at a price of 97.5%. The secured term loan is partially amortizing, with an amount equal to 1.0% per annum of the principal balance due in quarterly installments. In 2021, we completed a $52.2 million add-on, which was issued at par, for an aggregate principal amount of $350.0 million. The secured term loan bears coupon interest at Adjusted Term SOFR, as defined in the secured term loan agreements, plus a 3.50% margin, and is subject to a 0.50% SOFR floor.

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

Covenants—Each of our repurchase facilities, term lending agreements, warehouse facility and our Revolver contain customary terms and conditions, including, but not limited to, negative covenants relating to restrictions on our operations with respect to our status as a REIT, and financial covenants, such as:

•a trailing four quarter interest income to interest expense ratio covenant (1.3 to 1.0 beginning September 30, 2024 through June 30, 2025, then 1.4 to 1.0 thereafter);
•a consolidated tangible net worth covenant (75.0% of the aggregate net cash proceeds of any equity issuances made and any capital contributions received by us and KKR Real Estate Finance Holdings L.P. (our "Operating Partnership") or up to approximately $1,307.7 million, depending on the agreement;
•a total indebtedness covenant (83.3% of our Total Assets, as defined in the applicable financing agreements); and
•a cash liquidity covenant (the greater of (i) $10.0 million or (ii) 5.0% of KREF's recourse indebtedness; from September 30, 2024 and through June 30, 2025 the Revolver has a minimum cash liquidity covenant of $75.0 million)

With respect to our secured term loan, we are required to comply with customary loan covenants and event of default provisions that include, but are not limited to, negative covenants relating to restrictions on operations with respect to our status as a REIT, and financial covenants. Such financial covenants include a minimum consolidated tangible net worth of $650.0 million and a maximum total debt to total assets ratio of 83.3%.

As of September 30, 2024, we were in compliance with the covenants of our financing facilities.

Guarantees — In connection with our financing arrangements, including master repurchase agreements, term lending agreements, and asset specific financing, our Operating Partnership has entered into a limited guarantee in favor of each lender, under which our Operating Partnership guarantees the obligations of the borrower under the respective financing agreement (i) in the case of certain defaults, up to a maximum liability of 25.0% of the then-outstanding repurchase price of the eligible loans, participations or securities, as applicable, or (ii) up to a maximum liability of 100.0% in the case of certain "bad boy" defaults. The borrower in each case is a special purpose subsidiary of ours. In addition, some guarantees include certain full recourse insolvency-related trigger events.

With respect to our Revolver, amounts borrowed are full recourse to certain guarantor wholly-owned subsidiaries of ours.

Real Estate Assets

Portland Retail / Redevelopment — In 2015, we originated a $177.0 million senior loan secured by a retail property in Portland, OR. In December 2021, we took title to the retail property and accounted for the property on a consolidated basis. The transaction was accounted for as an asset acquisition under ASC 805. Accordingly, we recorded the property on the Condensed Consolidated Balance Sheets as real estate owned ("REO") with a carrying value of $78.6 million, which included the estimated fair value of the property. We contributed a portion of the REO asset with a carrying value of $68.9 million to a joint venture (the "REO JV") with a third party local developer (“JV Partner”), whereby we had a 90% interest and the JV Partner had a 10% interest. The JV Partner's interest in the property was presented within "Noncontrolling interests in equity of consolidated joint ventures" on the Condensed Consolidated Balance Sheets. As of September 30, 2024, we have a priority of distributions up to $78.4 million before the JV Partner can participate in the economics of the REO JV.

Philadelphia Office / Garage — In 2019, we originated a $182.6 million senior loan secured by an office portfolio in Philadelphia, PA. In December 2023, we received a $6.0 million partial repayment and then took title to the office property through a deed-in-lieu of foreclosure ("DIL"). The transaction was accounted for as an asset acquisition under ASC 805. Accordingly, we recorded the portfolio and its net assets on the Condensed Consolidated Balance Sheets with an estimated fair value of $86.4 million, which included $1.3 million of cash received and $76.5 million, $24.6 million and $15.9 million allocated to REO held for sale, lease intangible and other assets, and leasing and other liabilities, respectively. As a result, we recognized a $58.7 million loan write-off for the difference between the amortized cost of the foreclosed loan and the fair value of the REO’s net assets.

In June 2024, we sold a portion of the portfolio for a gross sales price of $41.0 million and recognized a realized loss of $0.6 million after buyer credits and closing costs. Concurrently, we provided financing to the buyer through a senior loan with an initial principal balance of $30.1 million ($83.7 million total commitment). The senior loan earns a coupon rate of S+4.3% and has a maximum maturity of June 2029, assuming all extension options are exercised. The senior loan is presented within “Commercial real estate loans, held-for-investment, net” on the Condensed Consolidated Balance Sheets.

As of September 30, 2024, the remaining REO assets and liabilities met the criteria to be classified as held for sale under ASC 360. As such, depreciation and amortization on the REO and related lease intangibles were suspended.

Mountain View Office — In 2021, we co-originated with a KKR affiliate a $362.8 million senior loan secured by an office property in Mountain View, CA. Our interest was 68.9% of the loan or $250.0 million. In June 2024, we and the KKR affiliate took title to the office property through a DIL and we accounted for the property on a consolidated basis. The transaction was accounted for as an asset acquisition under ASC 805. Accordingly, we recorded the property and its net assets on the Condensed Consolidated Balance Sheets with an estimated fair value of $174.7 million, which included $175.0 million of REO held for investment and ($0.3) million of net working capital. As a result, we recognized a $79.9 million loan write-off for the difference between our interest in the amortized cost of the foreclosed loan and our share of the fair value of the REO’s net assets and closing costs. The KKR affiliate's interest in the property was 31.1%, or $54.3 million, upon DIL and was presented within "Noncontrolling interests in equity of consolidated joint ventures" on the Condensed Consolidated Balance Sheets.

Seattle Life Science (Equity Method Investment) — In 2021, we co-originated with a KKR affiliate a $188.0 million senior loan secured by a life science property in Seattle, WA. Our interest was 74.6% of the loan or $140.3 million. In June 2024, we received a $14.3 million partial repayment, then along with the KKR affiliate took title to the life science property through a DIL under a Tenant-in-Common ("TIC") agreement. Under the TIC agreement, we and the KKR affiliate held an economic interest of 74.6% and 25.4%, respectively, and shared decision-making. Under ASC 970-810, we accounted for the TIC agreement as an undivided interest in the property and recorded an $82.0 million "Equity method investment, real estate asset" in the Condensed Consolidated Balance Sheets. As a result, we recognized a $18.6 million loan write-off for the difference between the amortized cost of the foreclosed loan and our share of the fair value of the property’s net assets and closing costs.

Results of Operations

Three Months Ended September 30, 2024 Compared to Three Months Ended June 30, 2024

The following table summarizes the changes in our results of operations for three months ended September 30, 2024 and June 30, 2024 (dollars in thousands, except per share data):

	Three Months Ended		Increase (Decrease)
	September 30, 2024	June 30, 2024	Dollars	Percentage
Net Interest Income
Interest income	$140,150	$149,249	$(9,099)	(6)%
Interest expense	103,145	108,816	(5,671)	(5)
Total net interest income	37,005	40,433	(3,428)	(8)
Other Income
Income (loss) from equity method investments	156	618	(462)	(75)
Other miscellaneous income	1,320	1,432	(112)	(8)
Revenue from real estate owned operations	8,539	5,785	2,754	48
Gain (loss) on sale of investments	—	(615)	615	n.a.
Total other income	10,015	7,220	2,795	39
Operating Expenses
Provision for (reversal of ) credit losses, net	38,200	4,545	33,655	740
Management fee to affiliate	5,901	6,373	(472)	(7)
General and administrative	4,668	4,795	(127)	(3)
Expenses from real estate owned operations	5,488	6,341	(853)	(13)
Total operating expenses	54,257	22,054	32,203	146
Income (Loss) Before Income Taxes	(7,237)	25,599	(32,836)	(128)
Income tax expense	91	71	20	28
Net Income (Loss)	(7,328)	25,528	(32,856)	(129)
Net income (loss) attributable to noncontrolling interests	60	(304)	364	(120)
Net Income (Loss) Attributable to KKR Real Estate Finance Trust Inc. and Subsidiaries	(7,388)	25,832	(33,220)	(129)
Preferred stock dividends	5,326	5,326	—	—
Participating securities' share in earnings	277	283	(6)	(2)
Net Income (Loss) Attributable to Common Stockholders	$(12,991)	$20,223	$(33,214)	(164)

Net Income (Loss) Per Share of Common Stock
Basic and Diluted	$(0.19)	$0.29	$(0.48)	(166)

Weighted Average Number of Shares of Common Stock Outstanding
Basic and Diluted	69,434,938	69,423,244	11,694	—

Dividends Declared per Share of Common Stock	$0.25	$0.25	$—	—

Net Interest Income

Net interest income decreased by $3.4 million during the three months ended September 30, 2024, as compared to the preceding three-month period. This decrease was primarily due to a reduced loan portfolio size as a result of repayments and the impact of two additional loans placed on nonaccrual status in September 2024. We recorded $3.9 million of deferred loan fees and origination discounts accreted into interest income during the three months ended September 30, 2024, as compared to $4.8 million during the preceding period. In addition, we recorded $3.8 million of deferred financing costs amortization into interest expense during the three months ended September 30, 2024, as compared to $4.3 million for the preceding period.

Other Income

Total other income increased by $2.8 million during the three months ended September 30, 2024, as compared to the preceding period. This increase was primarily due to a $2.8 million increase in revenue from REO operations, resulting from $5.3 million of insurance proceeds received in July 2024, partially offset by a decrease in rental income after a property sale in June 2024.

Operating Expenses

Total operating expenses increased by $32.2 million during the three months ended September 30, 2024, as compared to the preceding period. This increase was primarily due to a $33.7 million change in the provision for credit losses. The provision for credit losses during the three months ended September 30, 2024 was due primarily to additional reserves for risk-rated 5 loans, primarily in the life science sector.

Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023

The following table summarizes the changes in our results of operations for the nine months ended September 30, 2024 and 2023 (dollars in thousands, except per share data):

	Nine Months Ended September 30,		Increase (Decrease)
	2024	2023	Dollars	Percentage
Net Interest Income
Interest income	$441,019	$475,388	$(34,369)	(7)%
Interest expense	324,437	340,270	(15,833)	(5)
Total net interest income	116,582	135,118	(18,536)	(14)
Other Income
Income (loss) from equity method investments	1,619	1,043	576	55
Other miscellaneous income	4,544	9,957	(5,413)	(54)
Revenue from real estate owned operations	19,302	6,025	13,277	220
Gain (loss) on sale of investments	(615)	—	(615)	n.a.
Total other income (loss)	24,850	17,025	7,825	46
Operating Expenses
Provision for (reversal of ) credit losses, net	76,011	125,616	(49,605)	(39)
Management fee to affiliate	18,614	19,648	(1,034)	(5)
Incentive compensation to affiliate	—	2,491	(2,491)	n.a.
General and administrative	14,455	14,188	267	2
Expenses from real estate owned operations	17,378	8,233	9,145	111
Total operating expenses	126,458	170,176	(43,718)	(26)
Income (Loss) Before Income Taxes	14,974	(18,033)	33,007	183
Income tax expense	203	511	(308)	(60)
Net Income (Loss)	14,771	(18,544)	33,315	180
Net income (loss) attributable to noncontrolling interests	(565)	(580)	15	(3)
Net Income (Loss) Attributable to KKR Real Estate Finance Trust Inc. and Subsidiaries	15,336	(17,964)	33,300	185
Preferred stock dividends	15,978	15,978	—	—
Participating securities' share in earnings	865	1,239	(374)	(30)
Net Income (Loss) Attributable to Common Stockholders	$(1,507)	$(35,181)	$33,674	96

Net Income (Loss) Per Share of Common Stock
Basic and Diluted	$(0.02)	$(0.51)	$0.49	96

Weighted Average Number of Shares of Common Stock Outstanding
Basic and Diluted	69,414,990	69,111,201	303,789	—

Dividends Declared per Share of Common Stock	$0.75	$1.29	$(0.54)	(42)

Net Interest Income
Net interest income decreased by $18.5 million during the nine months ended September 30, 2024, as compared to the corresponding period in the prior year. This decrease was primarily due to a reduced loan portfolio size as a result of repayments or other resolutions and the impact of certain loans on nonaccrual status accounted for under the cost recovery method. We recorded $13.5 million of deferred loan fees and origination discounts accreted into interest income during the nine months ended September 30, 2024, as compared to $17.8 million during the prior year period. In addition, we recorded $13.1 million of deferred financing costs amortization into interest expense during the nine months ended September 30, 2024, as compared to $20.4 million during the prior year period.

Other Income

Total other income increased by $7.8 million during the nine months ended September 30, 2024, as compared to the prior year period. This increase was primarily due to a $13.3 million increase in revenue from REO operations, partially offset by a decrease in interest income earned on our cash balance.

Operating Expenses

Total operating expenses decreased by $43.7 million during the nine months ended September 30, 2024, as compared to the prior year period. This decrease was primarily due to a $49.6 million change in the provision for credit losses. The provision for credit losses during the nine months ended September 30, 2024 was due primarily to additional reserves for risk-rated 5 loans, primarily in the office and life science sectors.

Liquidity and Capital Resources

Overview

We have capitalized our business to date primarily through the issuance and sale of our common stock and preferred stock, borrowings from three master repurchase agreements, and borrowings from our Non-Mark-to-Market Financing Sources, which were comprised of collateralized loan obligations, term lending agreements, term loan facility, secured term loan, asset specific financing, warehouse facility, and corporate revolver. Our Non-Mark-to-Market Financing Sources, which accounted for 79% of our total financing as of September 30, 2024, are not subject to credit or capital markets mark-to-market provisions. The remaining 21% of our total financing, which are comprised of three master repurchase agreements, are only subject to credit marks. We have not received any margin calls on our master repurchase agreements to date.

Our primary sources of liquidity include $108.8 million of cash on our Condensed Consolidated Balance Sheets, $10.0 million of loan principal payment held by a servicer, $475.0 million of available capacity on our corporate Revolver, $43.8 million of available borrowings under our financing arrangements based on existing collateral, and cash flows from operations. In addition, we had $336.9 million of total unencumbered assets, including $208.3 million of real estate owned assets, $93.2 million of unencumbered senior loans and $35.4 million of investments in CMBS B-Pieces, that can be financed, as of September 30, 2024. Our corporate Revolver and secured term loan are secured by corporate level guarantees and include net equity interests in the investment portfolio. We may seek additional sources of liquidity from syndicated financing, other borrowings (including borrowings not related to a specific investment) and future offerings of equity and debt securities.

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

As described in Note 9 to our condensed consolidated financial statements, we have off-balance sheet arrangements related to VIEs that we account for using the equity method of accounting and in which we hold an economic interest or have a capital commitment. Our maximum risk of loss associated with our interests in these VIEs is limited to the carrying value of our investment in the entities and any unfunded capital commitments. As of September 30, 2024, we held $35.4 million of interests in such entities, which does not include a remaining commitment of $4.3 million to our CMBS B-Piece investment that we are required to fund if called.

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

We have also entered into an equity distribution agreement with certain sales agents, pursuant to which we may sell, from time to time, up to an aggregate sales price of $100.0 million of our common stock, pursuant to a continuous offering program (the “ATM”), under the Shelf. Sales of our common stock made pursuant to the ATM may be made in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act. During the nine months ended September 30, 2024, we did not sell any shares of common stock under the ATM. As of September 30, 2024, $93.2 million remained available for issuance under the ATM.

See Notes 5, 6, 7 and 10 to our condensed consolidated financial statements for additional details regarding our secured financing agreements, collateralized loan obligations, secured term loan and stock activity.

Debt-to-Equity Ratio and Total Leverage Ratio

The following table presents our debt-to-equity ratio and total leverage ratio:

	September 30, 2024	December 31, 2023
Debt-to-equity ratio(A)	1.8x	2.3x
Total leverage ratio(B)	3.8x	4.2x

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

Sources of Liquidity

Our primary sources of liquidity include cash and cash equivalents and available borrowings under our secured financing agreements, inclusive of our Revolver. Amounts available under these sources as of the date presented are summarized in the following table (dollars in thousands):

	September 30, 2024	December 31, 2023
Cash and cash equivalents	$108,795	$135,898
Loan principal repayments held by a servicer(A)	10,000	—
Available borrowings under revolving credit agreement	475,000	450,000
Available borrowings under master repurchase agreements	39,715	35,610
Available borrowings under term lending agreements	3,904	8,394
Available borrowings under asset specific financing	183	—
	$637,597	$629,902

(A)     Loan principal repayments held by a servicer at quarter-end were received in October 2024.
We also had $336.9 million of total unencumbered assets, including $208.3 million of real estate owned assets, $93.2 million of unencumbered senior loans and $35.4 million of investments in CMBS B-Pieces as of September 30, 2024. In addition to our primary sources of liquidity, we have the ability to access further liquidity through our ATM program and public offerings of debt and equity securities. Our existing loan portfolio also provides us with liquidity as loans are repaid or sold, in whole or in part, and the proceeds from repayment become available for us to invest.

Cash Flows

The following table sets forth changes in cash and cash equivalents for the nine months ended September 30, 2024 and 2023 (dollars in thousands):

	Nine Months Ended September 30,
	2024	2023
Cash Flows From Operating Activities	$114,241	$118,874
Cash Flows From Investing Activities	708,640	(62,986)
Cash Flows From Financing Activities	(860,051)	(184,881)
Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	$(37,170)	$(128,993)

Cash Flows from Operating Activities

Our cash flows from operating activities were primarily driven by our net interest income, which is a result of the income generated by our investments less financing costs. The following table sets forth interest received from, and paid for, our investments for the nine months ended September 30, 2024 and 2023 (dollars in thousands):

	Nine Months Ended September 30,
	2024	2023
Interest received	$435,597	$455,932
Interest paid	308,807	318,292
Net interest collections	$126,790	$137,640

Our net interest collections were partially offset by cash used to pay management and incentive fees, as follows (dollars in thousands):

	Nine Months Ended September 30,
	2024	2023
Management Fees to affiliate	$19,236	$19,660
Incentive Fees to affiliate	—	2,491
Total management and incentive fee payments	$19,236	$22,151

Cash Flows from Investing Activities

Our cash flows from investing activities primarily consisted of cash inflows from loan repayments and cash outflows to fund commitments under existing loan investments. During the nine months ended September 30, 2024, we funded $239.9 million of CRE loans and received $959.2 million from the repayments of CRE loans.

During the nine months ended September 30, 2023, we funded $539.5 million of CRE loans and received $477.9 million from the repayments of CRE loans.

Cash Flows from Financing Activities

During the nine months ended September 30, 2024, our cash flows from financing activities were primarily driven by (i) repayments of $1,238.0 million under our financing agreements and (ii) payment of $80.4 million in dividends, partially offset by borrowing proceeds of $464.4 million under our financing agreements.

During the nine months ended September 30, 2023, our cash flows from financing activities were primarily driven by (i) repayments of $588.5 million under our financing agreements, (ii) payment of $143.8 million to redeem convertible notes, and (iii) payments of $105.1 million in dividends, partially offset by proceeds from borrowings under our financing agreements of $656.6 million.

Contractual Obligations and Commitments

The following table presents our contractual obligations and commitments (including interest payments) as of September 30, 2024 (dollars in thousands):

	Total	Less than 1 year	1 to 3 years	3 to 5 years	Thereafter
Master Repurchase Facilities(A)	$1,138,967	$89,413	$921,833	$127,721	$—
Term Lending Agreements(A)	893,317	125,344	767,973	—	—
Warehouse Facility	—	—	—	—	—
Term Loan Facility	528,652	50,250	306,195	172,207	—
Asset Specific Facility	328,598	—	292,887	35,711	—
Revolver(B)	135,000	135,000	—	—	—
Total secured financing agreements	3,024,534	400,007	2,288,888	335,639	—
Collateralized Loan Obligations	1,941,330	—	—	—	1,941,330
Secured Term Loan	340,375	3,500	6,125	330,750	—
Interest payable(C)	1,168,103	358,035	547,513	262,555	—
Future funding obligations(D)	508,946	333,980	160,754	14,212	—
RECOP I commitment	4,324	4,324	—	—	—
Total	$6,987,612	$1,099,846	$3,003,280	$943,156	$1,941,330

(A)    The allocation of repurchase facilities and term lending agreements is based on the earlier of (i) the maximum maturity of the underlying loans pledged as collateral or (ii) the maximum maturity of the respective financing agreements. Amounts borrowed are subject to a maximum 25.0% recourse limit.
(B)    Any amounts borrowed are full recourse to certain subsidiaries of KREF. Amounts are estimated based on the amount outstanding under the Revolver and the interest rate in effect as of September 30, 2024. This is only an estimate as actual amounts borrowed, the timing of repayments and interest rates may vary over time. The Revolver matures in March 2027.
(C)    The amounts are estimated by assuming the amounts outstanding under these facilities and the interest rates in effect as of September 30, 2024 will remain constant into the future. The actual amounts borrowed and rates may vary over time.
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

Allowance for Credit Losses

We originate and purchase CRE debt and related instruments generally to be held as long-term investments at amortized cost. We recognize and measure the allowance for credit losses under the Current Expected Credit Loss ("CECL") model, which requires us to estimate expected credit losses, not only based on historical experience and current conditions, but also by including reasonable and supportable forecasts incorporating forward-looking information. The measurement of expected credit losses under CECL is applicable to financial assets measured at amortized cost, and off-balance sheet credit exposures such as unfunded loan commitments. The allowance for credit losses is deducted from the respective loans’ amortized cost basis on our Condensed Consolidated Balance Sheets. The allowance for credit losses attributed to unfunded loan commitments is included in “Other liabilities” on the Condensed Consolidated Balance Sheets.

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

To arrive at a CECL reserve using the WARM method, we considered various factors including (i) historical loss experience in the commercial real estate lending market, (ii) timing of expected repayments and expected loan future funding, (iii) and our current and future view of the macroeconomic environment for a reasonable and supportable forecast period. We derive a historical loss rate predominately based on a commercial mortgage-backed securities (“CMBS”) database with historical losses from 1998 through 2024 provided by a third party. We focus on the most relevant subset of CMBS data that is determined to be the most comparable to our own portfolio. The historical loss rate is further adjusted to consider expected macroeconomic conditions, such as commercial real estate price indices, unemployment rates and market liquidity, over reasonable and supportable forecast periods. There is significant uncertainty related to future macroeconomic conditions. Therefore, we also consider other loan specific credit quality factors such as the risk rating of the loan, a near-term maturity, nature of construction loans, and economic conditions specific to the property type of the underlying collateral.

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

Recent Accounting Pronouncements

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires a public entity to disclose significant segment expenses and other segment items on an annual and interim basis and to provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. Public entities with a single reportable segment are required to provide the new disclosures and all the disclosures required under ASC 280. The guidance is effective for our 2024 annual reporting. The guidance is applied retrospectively to all periods presented in the financial statements, unless it is impracticable. We have not early adopted ASU 2023-07 and do not expect the adoption to have a material impact on our condensed consolidated financial statements.

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

Credit Risk

Our investments are subject to credit risk, including the risk of default. The performance and value of our investments depend upon the sponsors' ability to operate the properties that serve as our collateral so that they produce cash flows adequate to pay interest and principal due to us. To monitor this risk, we review our investment portfolio and are in regular contact with the sponsors, monitoring performance of the collateral and enforcing our rights as necessary.
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

Although the Federal Reserve lowered interest rates by 50 basis points on September 18, 2024, interest rates remain elevated and the timing, direction and extent of any future interest rate changes remain uncertain. In a period of declining interest rates, our interest income on floating-rate investments would generally decrease, while any decrease in the interest we are charged on our floating-rate debt may be subject to floors and may not compensate for such decrease in interest income. However, rate floors relating to our loan portfolio may offset some of the impact from declining rates. In addition, interest we are charged on our fixed-rate debt would not change.

As of September 30, 2024, our accruing loan portfolio and related portfolio financing by principal amount earned or paid a floating rate of interest indexed to Term SOFR. Accordingly, our interest income and expense will generally change directionally with index rates; however, in certain circumstances, rate floors relating to our loan portfolio may partially offset the impact from changing rates. As of September 30, 2024, a 50 basis point and a 100 basis point decrease in the index rates would decrease our expected cash flows by approximately $1.2 million and $2.3 million, or ($0.02) and ($0.03) per common share, respectively, for the following three-month period. Conversely, a 50 basis point and a 100 basis point increase in the index rates would increase our expected cash flows by approximately $1.2 million and $2.3 million, or $0.02 and $0.03 per common share, respectively, for the same period.

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

As of September 30, 2024, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2024, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) of the Exchange Act) occurred during the quarter ended September 30, 2024 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We did not repurchase any shares of our common stock during the three months ended September 30, 2024. As of September 30, 2024, we had $100.0 million of remaining capacity to repurchase shares under the program.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

On October 18, 2024, Vincent J. Napolitano informed the Company of his intention to resign as General Counsel and Secretary of the Company, effective as of October 22, 2024 (the “Effective Date”). Mr. Napolitano will remain with KKR as internal legal counsel responsible for overseeing private equity and infrastructure transactions in the Americas. On that same day, the Company’s Board of Directors appointed Kelly Galligan, age 47, as the Company’s General Counsel and Secretary, effective as of the Effective Date. Ms. Galligan joined KKR in 2022, and is currently a Managing Director and General Counsel of Real Estate. Prior to joining KKR, Ms. Galligan spent fifteen years at AIG Investments, initially on the equity real estate team where she served as deputy general counsel. In 2018, Ms. Galligan joined AIG's real estate finance business as the head of U.S. commercial real estate, legal. Her early career experience included working in private practice at Cahill Gordon & Reindell LLP and Proskauer Rose LLP and as a vice president of fixed income at Merrill Lynch. She holds a Bachelor of Arts in Political Science from St. Peter's University and a J.D. from Albany Law School. Ms. Galligan will be eligible to participate in the Amended and Restated KKR Real Estate Finance Trust Inc. 2016 Omnibus Incentive Plan.

ITEM 6. EXHIBITS

Exhibit Description

10.1	Amendment No. 4 to Amended and Restated Master Repurchase and Securities Contract, dated as of September 23, 2024, between KREF Lending I LLC and Wells Fargo Bank, National Association

10.2	Amendment No. 7 to Guarantee Agreement, dated as of September 20, 2024, between Wells Fargo Bank, National Association and KKR Real Estate Finance Holdings L.P.

10.3	Third Amendment to Guaranty Agreement, effective as of September 20, 2024, between KKR Real Estate Finance Holdings L.P. and Morgan Stanley Bank, N.A.

10.4
Second Amendment to Guaranty Agreement, dated as of September 20, 2024, between KKR Real Estate Finance Holdings L.P. and Morgan Stanley Bank, N.A.. (as the assignee of all of the rights and obligations of MUFG Bank Ltd. under the Program Documents)

10.5
Ninth Amendment, dated as of September 16, 2024, to the Credit Agreement among KREF Holdings X LLC, KKR Real Estate Finance Holdings L.P., Morgan Stanley Senior Funding Inc., as administrative agent, and the lenders party thereto

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

KKR REAL ESTATE FINANCE TRUST INC.

Date:	October 21, 2024	By:	/s/ Matthew A. Salem
Name: Matthew A. Salem
Title: Chief Executive Officer
(Principal Executive Officer)

Date:	October 21, 2024	By:	/s/ Kendra L. Decious
Name: Kendra L. Decious
Title: Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)