Form 10-K
period 2024-12-31
KKR Real Estate Finance Trust Inc.
filed 2025-02-03
CIK 1631596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024

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

The aggregate market value of the registrant's common stock held by non-affiliates was approximately $527.5 million as of June 30, 2024 (the last business day of the registrant's most recently completed second fiscal quarter) based on the closing sale price on the New York Stock Exchange on that date.

The number of shares of the registrant's common stock, par value $0.01 per share, outstanding as of January 30, 2025 was 68,713,596.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement to be filed with the Securities and Exchange Commission (“SEC”) pursuant to Regulation 14A relating to the registrant’s 2025 Annual Meeting of Stockholders will be incorporated by reference in this Form 10-K in response to Items 10, 11, 12, 13 and 14 of Part III. The definitive proxy statement will be filed with the SEC no later than 120 days after the registrant’s fiscal year end.

KKR REAL ESTATE FINANCE TRUST INC.
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2024

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

•reduced demand for office, multifamily or retail space, and/or hybrid work schedules which allow work from remote locations other than the employer's office premises;

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

•acts of God such as hurricanes, earthquakes and other natural disasters, pandemics, acts of war and/or terrorism and other events that may cause unanticipated and uninsured performance declines and/or losses to us or the owners and operators of the real estate securing our investments;

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

We began our investment activities in October 2014 with an initial commitment of $400.0 million from KKR. We raised an additional $438.1 million in equity commitments from third-party investors and certain current and former employees of, and consultants to, KKR that brought our total committed capital base to $838.1 million, which was fully drawn prior to our initial public offering ("IPO") that generated net proceeds of $225.9 million on May 5, 2017. We had a common book value of $1,017.3 million as of December 31, 2024 and established a diversified investment portfolio which totaled $6,271.6 million, consisting primarily of performing senior commercial real estate loans.

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

Our Manager and KKR

We are externally managed by our Manager, an indirect wholly owned subsidiary of KKR, a leading global investment firm that offers alternative asset management as well as capital markets and insurance solutions, with an over 45-year history of leadership, innovation and investment excellence. KKR sponsors investment funds that invest in private equity, credit and real assets, and as strategic partners that manage hedge funds. KKR is listed on the NYSE (NYSE: KKR) and reported $624.4 billion of assets under management ("AUM") as of September 30, 2024. KKR's "One-Firm" culture encourages collaboration and leveraging resources and relationships across KKR to help find creative solutions for clients seeking capital and strategic partnerships. We believe our Manager's relationship with KKR and its differentiated global investment management platform provides us with significant advantages in sourcing, evaluating, underwriting and managing our investments.

In connection with the performance of its duties, our Manager benefits from the resources, relationships and expertise of KKR's real estate group ("KKR Real Estate"), which provides equity and debt capital across a variety of real estate sectors and strategies. Established in 2011 under the leadership of Ralph F. Rosenberg, KKR's Chairman of Real Assets and Chairman of our board of directors, KKR Real Estate had $79.6 billion of AUM as of September 30, 2024. Mr. Rosenberg, who has over 35 years of real estate equity and debt transactions experience, is supported at KKR Real Estate by a team of approximately 140 dedicated investment and asset/portfolio management professionals across 16 offices globally. We believe that KKR Real Estate's global relationships with property owners, managers, lenders, brokers and advisors and real-time knowledge derived from its broadly diversified real estate holdings provide our Manager with access to sourcing channels as well as operational and strategic insights to help our Manager evaluate and monitor individual investment opportunities. Additionally, our Manager leverages the proprietary information available to us through KKR's global investment platforms to conduct thorough underwriting and due diligence and develop a deeper understanding of the opportunities, risks and challenges of the investments that we review. Further, our Manager benefits from KKR's capital markets team, comprised of a team of approximately 70 professionals that advise KKR's investment teams and portfolio companies on executing equity and debt capital markets solutions.

Our Manager is led by an experienced team of senior real estate investment professionals, including Matthew A. Salem, our Chief Executive Officer, and W. Patrick Mattson, our President and Chief Operating Officer, who each has over 25 years of CRE experience. Our Manager's senior leadership team is supported by over 50 other investment professionals with significant expertise in executing our investment strategy. Our Manager's investment committee, which is comprised of Ralph Rosenberg, KKR's Chairman of Real Assets and Chairman of our board of directors, Chris Lee, President of KKR Real Estate and Vice Chairman of our board of directors, Matt Salem, Head of KKR’s Real Estate Credit and Chief Executive Officer of KREF, Patrick Mattson, Chief Operating Officer of KKR’s Real Estate Credit and President and Chief Operating Officer of KREF, Joel Traut, Partner and Head of Originations, Jenny Box, Co-Head of KKR’s Special Situations, Roger Morales, Head of KKR's Real Estate Acquisitions Americas and Justin Pattner, Head of KKR's Real Estate Equity Americas, advises and consults with our Manager and its investment professionals with respect to our investment strategy, portfolio construction, financing and investment guidelines and risk management and approves all of our investments.

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

•CMBS B-Pieces (New Issue)—We may also make investments that consist generally of below investment-grade bonds comprising some or all of the BB-rated, B-rated and unrated tranches of a CMBS securitization pool. The underlying loans are typically aggregated into a pool and sold as securities to different investors. Under the pooling and servicing agreements that govern these pools, the loans are administered by a trustee and servicers, who act on behalf of all investors and distribute the underlying cash flows to the different classes of securities in accordance with their seniority. The below-investment grade securities that comprise each CMBS B-Piece have generally in the past been acquired in aggregate. Due to their first loss position, these investments are typically offered at a discount to par. These investments typically carry a 5 to 10-year average life due to prepayment restrictions on the underlying loans. We generally intend to hold these investments through maturity, but may, from time to time, opportunistically sell positions should liquidity become available or be required. Under the risk retention rules under the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") that went into effect in December 2016, CMBS B-Piece investments may also include BBB-rated securities and are subject to certain additional restrictions that, among other things, prohibit hedging CMBS B-Pieces or selling CMBS B-Pieces for a period of at least five years from the date the investment was made. We currently hold CMBS B-Piece investments indirectly through our investment in an aggregator vehicle alongside KKR Real Estate Credit Opportunity Partners L.P. ("RECOP I"), a KKR-managed investment fund. See Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations—Our Portfolio."

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

Our Portfolio

We began operations in October 2014 and have established a portfolio of diversified investments, consisting primarily of performing senior and mezzanine loans. Our aggregate investment portfolio totaled $6.3 billion as of December 31, 2024, which is primarily comprised of $5.9 billion of total outstanding principal of senior and mezzanine CRE loans, $335.8 million net investment directly or indirectly in real estate owned assets (“REO”), and a $35.6 million investment in CMBS B-Pieces (indirectly-owned through RECOP I). We believe our current portfolio, comprised of target assets representative of our investment philosophy, validates our ability to execute on our stated market opportunity and investment strategy, including lending against high-quality real estate in top markets with strong fundamentals to experienced and well-capitalized sponsors. Since our IPO, we have continued to execute on our primary investment strategy of originating floating-rate transitional senior loans and, as we continue to scale our portfolio, we expect that our originations will continue to be heavily weighted toward floating-rate loans. We expect the majority of our future investment activity to focus on originating floating-rate senior loans, which may include both domestic and international, that we finance with our repurchase facilities and non-mark-to-market financing including term lending arrangements, asset based financing and collateralized loan obligations. In addition, we originate floating-rate loans for which we syndicate a senior position and retain a subordinated interest for our portfolio. As of December 31, 2024, all of our investments were located in the United States.

The following charts illustrate the size of our portfolio and related compound annual growth rate ("CAGR") and common book value, over the years ended December 31, 2024 and the preceding four years (dollars in millions):

(A)    Common book value as of December 31, 2024 includes the impact of a CECL allowance of $119.6 million.

The map below illustrates the geographic distribution of the properties securing our loan portfolio as of December 31, 2024:

The following charts illustrate the diversification of our loan portfolio(A) as of December 31, 2024, based on type of investment, interest rate, underlying property type, geographic location, vintage and loan to value ("LTV"):

The charts above are based on total loan exposure of our commercial real estate loans.

(A)    Excludes: (i) Real Estate Assets, (ii) CMBS B-Pieces and (iii) fully written off loans.
(B)    We classify a loan as life science if more than 50% of the gross leasable area is leased to, or will be converted to, life science-related space.
(C)    Other property type includes Self-Storage (2%), Student Housing (2%) and Mixed Use (1%).
(D)    LTV is based on the initial loan amount divided by the as-is appraised value as of the date the loan was originated. Weighted average LTV excludes risk-rated 5 loans.

Our senior loans as of December 31, 2024 had a weighted average LTV of 65%, and we have focused our portfolio on senior positions in the capital structure where the sponsor has meaningful cash or imputed equity subordinated to our position to provide what we believe is downside protection in the event of credit impairment at the asset level.

For additional information regarding our portfolio as of December 31, 2024, see Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Our Financing Strategy

We raise capital through offerings of our equity and debt securities to fund future investments. In addition, as part of our portfolio financing strategy, we may use both direct and structural leverage. Our use of direct leverage includes the utilization of repurchase facilities, term lending arrangements, asset based financing, collateralized loan obligations, secured term loan and revolving credit agreements. Term lending arrangements, asset based financing and collateralized loan obligations provide us with Non-Mark-to-Market financing sources, which reduces our exposure to market fluctuations. These Non-Mark-to-Market financing sources, which represented 79% of our secured financing as of December 31, 2024, are not subject to credit or capital markets mark-to-market provisions. The remaining 21% of our secured borrowings, which is primarily comprised of three master repurchase agreements, are only subject to credit marks. In addition, we may use structural leverage by syndicating senior mortgage interests in our originated senior loans to other investors and create a subordinated interest that we retain for our portfolio. When utilizing structural leverage, our retained interest is generally a mezzanine loan, secured by a pledge of 100% of the equity ownership interests in the owner of the real property and is generally not subject to recourse. Our retained interest when utilizing structural leverage is subordinate to the lien of the third-party lender that owns the senior interest.

During the year ended and as of December 31, 2024, we:

•Extended the final maturity of a $1.0 billion term credit facility to September 2029
•Had no final facility maturities until 2026 and no corporate debt due until 2027

As a result, our Non-Mark-to-Market financing was $3.9 billion as of December 31, 2024, representing 79% of our secured financing.

The following table details our outstanding financing arrangements as of December 31, 2024 (amounts in thousands):

	Portfolio Financing Outstanding Principal Balance	Maximum Capacity
Master repurchase agreements	$1,038,066	$2,000,000
Collateralized loan obligations	1,766,231	1,766,231
Term lending agreements	789,647	1,288,371
Term loan facility	553,966	1,000,000
Asset specific financing	343,216	490,625
Warehouse facility	—	500,000
Secured term loan	339,500	339,500
Revolving credit agreement	80,000	610,000
Total portfolio financing	$4,910,626	$7,994,727

The following chart illustrates our progress in diversifying our financing sources and expanding our non-mark-to-market financing sources to reduce our exposure to market volatility:

Outstanding Financing(1)
(1)    Based on outstanding principal amount of secured financing.

Financing Risk Management

The amount of leverage employed on our assets will depend on our Manager's assessment of the credit, liquidity, price volatility and other risks of those assets and the financing counterparties and availability of particular types of financing at any given time.

We plan to maintain leverage levels appropriate to our specific portfolio. As of December 31, 2024, our total leverage ratio was 3.6-to-1. We will endeavor to match the terms and indices of our assets and liabilities and will also seek to minimize the risks associated with mark-to-market and recourse borrowing.

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

Impact of Interest Rate Environment

Generally, our business model is such that rising interest rates will result in an increase to our net income, while declining interest rates will decrease our net income. As of December 31, 2024, substantially all of our loans by total loan exposure earned a floating rate of interest indexed to Term SOFR.

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

The following chart illustrates the sensitivity of our net interest income to changes in Term SOFR on a per weighted average diluted common share basis:

Quarterly Net Interest Income Per Share Sensitivity to Change in Market Rates
Term SOFR = 4.33%	($ Impact Per Share)
As of December 31, 2024

For a further discussion, see Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosures About Market Risk—Interest Rate Risk."

As of December 31, 2024, our floating-rate loan portfolio and financing arrangements were all indexed to Term SOFR.

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

We seek to invest primarily in debt investments in or relating to real estate assets. Deterioration of real estate fundamentals generally, and in the United States in particular, has increased the default risk applicable to borrowers, and made it relatively more difficult for us to generate attractive risk-adjusted returns and continue to negatively impact our performance. Changes in general economic conditions have affected the creditworthiness of borrowers and the value of underlying real estate collateral relating to our investments. Such changes and have included and/or may in the future include economic and/or market fluctuations, increases in remote working arrangements, changes in environmental, zoning and other laws, casualty or condemnation losses, regulatory limitations on rents, decreases in property values, changes in the appeal of properties to tenants, changes in supply and demand of real estate products, fluctuations in real estate fundamentals (including average occupancy and room rates for hotel properties), energy and supply shortages, various uninsured or uninsurable risks, natural disasters, terrorism, acts of war, outbreaks of pandemic or contagious diseases, changes in government regulations (such as rent control), political and legislative uncertainty, changes in monetary policy, changes in real property tax rates and operating expenses, changes in interest rates, changes in the availability of debt financing and/or mortgage funds which may render the sale or refinancing of properties difficult or impracticable, increased mortgage defaults, increases in borrowing rates, escalating global trade tensions, the conflict between Russia and Ukraine, conflict and deteriorating geopolitical conditions in the Middle East, the adoption or expansion of economic sanctions or trade restrictions, negative developments in the economy that depress travel activity, adverse changes in demand and/or real estate values generally and other factors that are beyond our control. In addition, our investments may be exposed to new or increased risks and liabilities associated with global climate change, such as increased frequency or intensity of adverse weather and natural disasters, which could negatively impact our and our borrowers' businesses and the value of the properties securing our investments.

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

Our primary interest rate exposures relate to the yield on our loans and other investments and the financing cost of our debt, as well as any interest rate swaps that we may utilize for hedging purposes. Changes in interest rates and credit spreads will affect our net income from loans and other investments, which is the difference between the interest and related income earned on interest-earning investments and the interest and related expense incurred in financing these investments. As of December 31, 2024, our floating-rate loan portfolio and financing arrangements were all indexed to Term SOFR. In a declining interest rate environment, our interest income generally decreases as index rates decrease. Also, in a declining interest rate environment, the value of our fixed-rate investments may increase and if interest rates were to increase, the value of these fixed-rate investments may fall; however, the interest income generated by these fixed-rate investments would not be affected by market interest rates. The interest rates we pay under our current financing facilities are floating-rate. Accordingly, our interest expense will generally increase as interest rates increase and decrease as interest rates decrease. Generally, the composition of our investments is such that rising interest rates will increase our net income, while declining interest rates will decrease our net income. However, rate floors relating to our floating-rate loans may offset some of the impact from declining rates. There can be no assurance that we will continue to utilize rate floors.

In recent years, interest rates had remained at relatively low levels on a historical basis. However, since January 2022, in light of increasing inflation, the U.S. Federal Reserve increased interest rates eleven times. These increases have increased our borrowers interest payments, and adversely affected commercial real estate property values, and could result in higher borrower default rates.

Notwithstanding the current period of relatively high interest rates, the U.S. Federal Reserve began decreasing rates in 2024 and has indicated that it may further decrease interest rates in 2025. In a period of declining interest rates, our interest income on floating-rate investments would generally decrease, while any decrease in the interest we are charged on our floating-rate debt may be subject to floors and may not compensate for such decrease in interest income. However, rate floors relating to our loan portfolio may offset some of the impact from declining rates. In addition, interest we are charged on our fixed-rate debt would not change. Any such scenario could adversely affect our results of operations and financial condition.

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

CRE debt instruments (e.g., mortgages, mezzanine loans and preferred equity) that are secured, directly or indirectly, by commercial property are subject to risks of delinquency and foreclosure and risks of loss that are greater than similar risks associated with loans made on the security of single-family residential property. The ability of a borrower to repay a loan secured by an income-producing property typically is dependent primarily upon the successful operation of the property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower’s ability to repay the loan may be impaired. Net operating income of an income-producing property can be affected by, among other things:

•tenant mix and tenant bankruptcies;

•success of tenant businesses;

•property management decisions, including with respect to capital improvements, particularly in older building structures;

•renovations or repositionings during which operations may be limited or halted completely;

•property location and condition, including without limitation, any need to address climate-related risks;

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

•outbreaks of contagious or pandemic diseases;

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

We primarily invest in transitional loans to borrowers who are typically seeking short-term capital to be used in an acquisition or rehabilitation of a property. The typical borrower under a transitional loan has usually identified an undervalued asset that has been under-managed and/or is located in a recovering market. If the market in which the asset is located fails to improve according to the borrower’s projections, or if the borrower fails to improve the quality of the asset’s management and/or the value of the asset, the borrower may not receive a sufficient return on the asset to satisfy the transitional loan, and we bear the risk that we may not recover some or all of our investment. During periods in which there are decreases in demand for certain properties as a result of macroeconomic factors, reductions in the financial resources of tenants, and defaults by borrowers or tenants, borrowers face additional challenges in transitioning properties. Market downturns or other adverse macroeconomic factors may affect transitional loans in our portfolio more adversely than loans secured by more stabilized assets. A portion of our loans are secured by office space and similar commercial real estate. This sector has recently been affected by certain macroeconomic factors, such as an increased prevalence of remote work.

Furthermore, the renovation, refurbishment or expansion of a property by a borrower involves risks of cost overruns and noncompletion. Estimates of the costs of improvements to bring an acquired property up to standards established for the market position intended for that property may prove inaccurate. Other risks may include rehabilitation costs exceeding original estimates, possibly making a project uneconomical, environmental risks, delays in legal and other approvals (e.g., for condominiums) and rehabilitation and subsequent leasing of the property not being completed on schedule. Inflation in the cost of labor and materials, as well as global supply chain shortages or slowdowns can also create challenges for borrowers in transitioning properties. If such renovation is not completed in a timely manner, or if it costs more than expected, the borrower may experience a prolonged reduction of net operating income and may not be able to make payments on our investment on a timely basis or at all, which could result in significant losses.

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

Before making investments for us, our Manager conducts due diligence that it deems reasonable and appropriate based on the facts and circumstances relevant to each potential investment. When conducting due diligence, our Manager may be required to evaluate a number of important issues, including but not limited to those relating to business, financial, tax, accounting, sustainability, technology, cybersecurity, legal, regulatory and macroeconomic trends. The nature and scope of our Manager’s sustainability-related diligence, if any, will vary based on the investment opportunity, but may include a review of, among other things: energy management, air and water pollution, land contamination, diversity, human rights, employee health and safety, accounting standards and bribery and corruption. Outside consultants, legal advisors, accountants and investment banks may be involved in the due diligence process in varying degrees depending on the type of potential investment. Selecting and evaluating sustainability factors is subjective by nature, and there is no guarantee that the criteria utilized or judgment exercised by our Manager or a third-party sustainability specialist (if any) will reflect the beliefs, values, internal policies or preferred practices of any particular investor or align with the beliefs or values or preferred practices of other asset managers or with market trends. The materiality of sustainability risks and impacts on an individual potential investment or portfolio as a whole are dependent on many factors, including the relevant industry, country, asset class and investment style.

Our Manager’s loss estimates based on its due diligence process may not prove accurate, as actual results may vary from estimates. If our Manager underestimates the asset-level losses relative to the price we pay for a particular investment, we may experience losses with respect to such investment. Moreover, investment analyses and decisions by our Manager may frequently be required to be undertaken on an expedited basis to take advantage of investment opportunities. In such cases, the information available to our Manager at the time of making an investment decision may be limited, and it may not have access to detailed information regarding such investment. Further, certain considerations covered by our Manager’s diligence, such as sustainability, are continuously evolving, including from an assessment, regulatory and compliance standpoint, and our Manager may not accurately or fully anticipate such evolution. For instance, our Manager's responsible investing framework does not represent a universally recognized standard for assessing sustainability considerations as there are different frameworks and methodologies being implemented by other asset managers, in addition to numerous international initiatives on the subject. Therefore, we cannot assure you that our Manager will have knowledge of all circumstances that may adversely affect such investment.

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

We have in the past, and may in the future, need to foreclose on certain of the loans we originate or acquire, subjecting us to the risks inherent in the ownership and operation of real estate, which could result in losses that harm our results of operations and financial condition.

We may find it necessary or desirable to foreclose on certain of the loans we originate or acquire, have acquired and may in the future further acquire through foreclosure or deed-in-lieu of foreclosure, the ownership of property securing our loans, and the foreclosure process may be lengthy and expensive. If we foreclose on an asset, we may take title to the property securing that asset, and if we do not or cannot sell the property, we would then come to own and operate it as “real estate owned”. Owning and operating real property involves risks that are different (and in many ways more significant) than the risks faced in owning a loan secured by that property. Once owned, the costs associated with operating and redeveloping the property, including any operating shortfalls and significant capital expenditures, could materially and adversely affect our results of operations, financial condition and liquidity. In addition, at such time that we elect to sell such property, the liquidation proceeds upon sale of the underlying real estate may not be sufficient to recover our cost basis, resulting in a loss to us. Furthermore, any costs or delays involved in the maintenance or liquidation of the underlying property will further reduce the net proceeds and, thus, increase the loss.

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

Real estate valuation is inherently subjective and uncertain, and is subject to change, especially during periods of volatility.

The valuation of the commercial real estate that secures or otherwise supports our investments is inherently subjective and uncertain due to, among other factors, the individual nature of each property, its location, the expected future rental revenues from that particular property and the valuation methodology adopted. Appraisals we obtain from third-party appraisers may be overstated or market values may decline, which could result in inadequate collateral for loans we make. In addition, where we invest in transitional or construction loans, initial valuations will assume completion of the business plan or project. As a result, the valuations of the commercial real estate that secures or otherwise supports investments are made on the basis of assumptions and methodologies that may not prove to be accurate, particularly in periods of volatility, low transaction flow or restricted debt availability in the commercial real estate markets. Regardless of whether an appraisal is accurate at the time it is completed, all valuations are subject to change, especially during periods of market volatility or reduced demand for real estate, which may make it difficult to ensure loans are collateralized as expected across the life of the loan.

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

These financial difficulties may never be overcome and may cause borrowers to become subject to bankruptcy or other similar administrative and operating proceedings. There is a possibility that we may incur substantial or total losses on our investments and in certain circumstances, become subject to certain additional potential liabilities that may exceed the value of our original investment therein. For example, under certain circumstances, a lender who has inappropriately exercised control over the management and policies of a debtor may have its claims subordinated or disallowed or may be found liable for damages suffered by parties as a result of such actions. In any reorganization or liquidation proceeding relating to our investments, we may lose our entire investment, may be required to accept cash or securities with a value less than our original investment and/

or may be required to accept payment over an extended period of time. In addition, under certain circumstances, payments to us and distributions by us to the stockholders may be reclaimed if any such payment or distribution is later determined to have been a fraudulent conveyance, preferential payment or similar transaction under applicable bankruptcy and insolvency laws. Furthermore, bankruptcy laws and similar laws applicable to administrative proceedings may delay our ability to realize value on collateral for loan positions held by us or may adversely affect the priority of such loans through doctrines such as equitable subordination or may result in a restructure of the debt through principles such as the “cramdown” provisions of the bankruptcy laws.

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

A decline in the value of our assets may require us to recognize an impairment or write-offs against such assets under GAAP if we were to determine that, with respect to any assets in unrealized loss positions, we do not have the ability and intent to hold such assets to maturity or for a period of time sufficient to allow for recovery to the original acquisition cost of such assets. If such a determination were to be made, we would recognize unrealized losses through earnings and write-offs the amortized cost of such assets to a new cost basis, based on the value of such assets on the date they are considered to be impaired. Such impairment charges reflect non-cash losses at the time of recognition; subsequent disposition or sale of such assets could further affect our future losses or gains, as they are based on the difference between the sale price received and adjusted amortized cost of such assets at the time of sale. If we experience a decline in the value of our assets, it could adversely affect our results of operations and financial condition.

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

We adopted Accounting Standards Update 2016-13, “Financial Instruments—Credit Losses, Measurement of Credit Losses on Financial Instruments (Topic 326),” which replaced the “incurred loss” model for recognizing credit losses with an “expected loss” model referred to as the Current Expected Credit Loss model, or CECL. Under the CECL model, we are required to present certain financial assets carried at amortized cost, such as loans held for investment, at the net amount expected to be collected. The measurement of expected credit losses is based on information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. This measurement will take place at the time the financial asset is first added to the balance sheet and updated quarterly thereafter. The adoption of the CECL model has materially affected, and will continue to materially affect, how we determine our allowance for loan losses and could require us to recognize provisions for credit losses earlier in the lending cycle. Moreover, the CECL model may create more volatility in the level of our allowance for credit losses. If we are required to materially increase our level of allowance for credit losses for any reason, such increase could adversely affect our business, financial condition and results of operations.

There are increased risks involved with our construction lending activities.

We have invested and may invest in mortgage loans and mezzanine loans in which the underlying real property was under construction, which may expose us to increased lending risks. Construction lending involves a higher degree of risk of non-payment and loss than other types of lending due to a variety of factors, including the difficulties in estimating construction costs and anticipating construction delays (or governmental shut-downs of construction activity) and, generally, the dependency on timely, successful completion and the lease-up and commencement of operations post-completion. In addition, since such loans generally entail greater risk than mortgage loans collateralized by income-producing property, we may increase our allowance for loan losses in the future to account for the likely increase in probable incurred credit losses associated with such loans. Further, as the lender under a construction loan, we may be obligated to fund all or a significant portion of the loan at one or more future dates. We may not have the funds available at such future date(s) to meet our funding obligations under the loan. In that event, we would likely be in breach of the loan unless we are able to raise the funds from alternative sources, which we may not be able to achieve on favorable terms or at all.

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

Insurance on underlying collateral of loans and real estate securities may not cover all losses.

There are certain types of losses, generally of a catastrophic nature, such as earthquakes, floods, fires, hurricanes, terrorism or acts of war, which may be uninsurable or not economically insurable. Inflation, changes in building codes and ordinances, environmental considerations and other factors also might result in insurance proceeds insufficient to repair or replace a property if it is damaged or destroyed. Under these circumstances, the insurance proceeds received with respect to a property relating to one of our investments might not be adequate to restore our economic position with respect to our investment. Any uninsured loss could result in the corresponding nonperformance of or loss on our investment related to such property.
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

To the extent that our financing costs are determined by reference to floating rates, such as SOFR or a Treasury index, the amount of such costs will depend on the level and movement of interest rates. In recent years, interest rates had remained at relatively low levels on a historical basis. However, since January 2022, in light of increasing inflation, the U.S. Federal Reserve has increased interest rates eleven times. In a period of rising interest rates, our interest expense on floating-rate debt would increase, while any additional interest income we earn on our floating-rate investments may be subject to caps and may not compensate for such increase in interest expense. Specifically, in a rising interest environment, our interest income on our current portfolio is expected to increase. At the same time, the interest income we earn on our fixed-rate investments would not change, the duration and weighted average life of our fixed-rate investments would increase and the market value of our fixed-rate investments would decrease. Notwithstanding the current period of relatively high interest rates, the U.S. Federal Reserve began decreasing interest rates in 2024 and has indicated that it may further decrease interest rates in 2025. In a period of declining interest rates, our interest income on floating-rate investments would generally decrease, while any decrease in the interest we are charged on our floating-rate debt may be subject to floors and may not compensate for such decrease in interest income. However, rate floors relating to our loan portfolio may offset some of the impact from declining rates. In addition, interest we are charged on our fixed-rate debt would not change. Any such scenario could adversely affect our results of operations and financial condition.

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

We do not have any employees and are externally managed and advised by our Manager, an indirect subsidiary of KKR. Our Manager has significant discretion as to the implementation of our investment and operating policies and strategies. Accordingly, our success depends on the efforts, experience, diligence, skill and network of business contacts of the officers and key personnel of our Manager and its affiliates. Our Manager is managed by senior professionals of KKR Real Estate. These individuals evaluate, negotiate, execute and monitor our loans and investments and advise us regarding maintenance of our qualification as a REIT and exclusion from registration under the Investment Company Act; therefore, our success will depend on their skill and management expertise and continued service with our Manager and its affiliates. Our operating results are dependent upon, among other things, the availability of, as well as our Manager’s ability to identify, structure, consummate, leverage, manage and realize returns on our investments. We cannot assure you that our Manager will be successful in identifying and consummating investments that satisfy our rate of return objectives or that such investments, once made, will perform as anticipated. Furthermore, there is increasing competition among financial sponsors, investment banks and other real estate debt investors for hiring and retaining qualified investment professionals and there can be no assurance that such professionals will continue to be associated with us, our Manager or its affiliates or that any replacements will perform well. The departure of any of the officers or key personnel of our Manager and its affiliates could have a material adverse effect on our performance. In addition, pursuant to the terms of our management agreement, our Manager retains, for and on our behalf and at our expense, the services of certain other persons and firms as our Manager deems necessary or advisable in connection with managing our operations. We expect that certain of these providers will include affiliates of KKR and its portfolio companies as we expand our business and leverage service providers to manage our growth.

In addition, we can offer no assurance that our Manager will remain our investment manager or that we will continue to have access to our Manager’s officers and key personnel. The current term of the management agreement extends to December 31, 2025 and will be automatically renewed for additional one-year terms thereafter; provided, however, that our Manager may terminate the management agreement annually upon 180 days’ prior notice. If the management agreement is terminated and no suitable replacement is found to manage us, we may not be able to execute our business plan.

Termination of the management agreement would be costly.

Termination of the management agreement without cause will be difficult and costly. The management agreement may be terminated upon the affirmative vote of at least two-thirds of our independent directors, based upon our determination that (i) our Manager's performance is unsatisfactory and is materially detrimental to us and our subsidiaries taken as a whole or (ii) the management fee and incentive fee payable to our Manager are not fair, subject to our Manager’s right to prevent any termination due to unfair fees by accepting a reduction of management and/or incentive fees agreed to by at least two-thirds of our independent directors. We must provide our Manager 180 days’ written notice of any termination. Additionally, upon such a termination, or if we materially breach the management agreement and our Manager terminates the management agreement, the management agreement provides that we will pay our Manager a termination fee equal to three times the sum of the average annual management fee and the average annual incentive fee, in each case earned by our Manager during the 24-month period immediately preceding the most recently completed calendar quarter prior to the date of termination. These provisions increase the cost to us of terminating the management agreement and adversely affect our ability to terminate the management agreement without cause.

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

As of December 31, 2024, KKR beneficially owned 14.6% of our outstanding common stock. By virtue of KKR’s stock ownership, KKR has the power to influence our business and affairs and is able to influence the outcome of matters required to be submitted to stockholders for approval, including the election of our directors, amendments to our charter, mergers or sales of assets. In addition, we are managed by our Manager, a KKR affiliate, and our executive officers are employees of our

Manager or one or more of its affiliates. Our Bylaws provide that, so long as our Manager or any of its affiliates serve as our manager, in order for an individual to be qualified to be nominated for election as a director or to serve as a director, the nominee together with all other individuals nominated for election and any individuals who will continue to serve as a director after such election must include at least one individual that is or was designated by KKR Group Holdings L.P. (successor to KKR Fund Holdings L.P.).

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

Climate change, climate change-related initiatives and regulations and the increased focus on sustainability issues, may adversely affect our business and financial results and damage our reputation.

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

Additionally, sustainability-related matters and our response to these matters could harm our business, including in areas such as diversity, equity and inclusion, human rights, climate change and environmental stewardship, support for local communities, corporate governance and transparency and considering sustainability-related factors in our investment processes. Although we view our sustainable investing approach as a tool for value creation and value protection, different stakeholder groups have divergent views on the merits of integrating sustainability considerations into the investment process. Increasing governmental, investor and societal attention to sustainability-related matters, including expanding mandatory and voluntary reporting, diligence, and disclosure on topics such as climate change, human capital, labor and risk oversight, could expand the nature, scope, and complexity of matters that we are required to control, assess and report. These factors may alter the environment in which we do business and may increase the ongoing costs of compliance and adversely impact our results of operations and cash flows. If we are unable to adequately address such sustainability-related matters or we or our borrowers fail or are perceived to fail to comply with all laws, regulations, policies and related interpretations, it could negatively impact our reputation and our business results.

Further, significant physical effects of climate change including extreme weather events such as hurricanes, floods or droughts leading to fires, can also have an adverse impact on certain of our borrowers’ properties, including costs of insurance. As the effects of climate change increase, we expect the frequency and impact of weather and climate related events and conditions to increase as well. While the geographic distribution of our portfolio somewhat limits our physical climate risk, some physical risk is inherent in the properties of our borrowers, particularly in certain borrowers’ locations and in the unknown potential for extreme weather or other events that could occur related to climate change.

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

The costs related to cyber or other security threats or disruptions may not be fully insured or indemnified by other means. In addition, cybersecurity has become a top priority for regulators around the world. In addition, cybersecurity has become a top priority for regulators around the world. The SEC recently proposed amendments to its rules related to cybersecurity risk management, strategy, governance, and incident reporting, and many jurisdictions in which we and KKR operate have, or are considering adopting, laws and regulations relating to data privacy, cybersecurity and protection of personal information, including the General Data Protection Regulation in the European Union that went into effect in May 2018 and the California Consumer Privacy Act that became effective on January 1, 2020 and was amended by the California Privacy Rights Act, which became effective on January 1, 2023. Virginia, Colorado, Utah and Connecticut recently enacted similar data privacy legislation. Some jurisdictions have also enacted laws requiring companies to notify individuals of data security breaches involving certain types of personal data. Breaches in security, whether malicious in nature or through inadvertent transmittal or other loss of data, could potentially jeopardize our or KKR’s, its employees’, or our investors’ or counterparties’ confidential, proprietary and other information processed and stored in, and transmitted through, our or KKR’s computer systems and networks, or otherwise cause interruptions or malfunctions in our or KKR’s, its employees’, or our investors’, our counterparties’ or third parties’ operations, which could result in significant losses, increased costs, disruption of our business, liability to our investors and other counterparties, regulatory intervention or reputational damage.

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

KKR has influence over us and its interests may conflict with ours or those of our stockholders in the future.

As of December 31, 2024, KKR and its affiliates beneficially owned shares of our common stock providing them with an aggregate 14.6% of the total voting power of our company. By virtue of KKR’s stock ownership and voting power, KKR has the power to influence our business and affairs and is able to influence the outcome of matters required to be submitted to stockholders for approval, including the election of our directors, amendments to our charter, mergers or sales of assets. The influence exerted by KKR over our business and affairs might not be consistent with the interests of some or all of our stockholders. In addition, the concentration of ownership in our officers or directors or stockholders associated with them may have the effect of delaying or preventing a change in control of our company, including transactions that would be in the best interests of our stockholders and would result in receipt of a premium to the price of our shares of common stock (and even if such change in control would not reasonably jeopardize our qualification as a REIT), and might negatively affect the market price of our common stock.

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

Issuance of stock without stockholder approval. Our charter authorizes our board of directors, without stockholder approval, to authorize the issuance of up to 300,000,000 shares of common stock and up to 50,000,000 shares of preferred stock. As of December 31, 2024, 13,160,000 shares of preferred stock are classified as 6.50% Series A Cumulative Redeemable Preferred Stock and one share of preferred stock is classified as special non-voting preferred stock. Our charter also authorizes our board of directors, without stockholder approval, to classify or reclassify any unissued shares of common stock and preferred stock into other classes or series of stock and to amend our charter to increase or decrease the aggregate number of shares of stock or the number of shares of stock of any class or series that are authorized by the charter to be issued. Preferred stock may be issued in one or more classes or series, the terms of which may be determined by our board of directors without further action by stockholders. Prior to issuance of any such class or series, our board of directors will set the terms of any such class or series, including the preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications and terms and conditions of redemption. The issuance of any preferred stock could materially adversely affect the rights of holders of common stock and, therefore, could reduce the value of the common stock. In addition, specific rights granted to future holders of our preferred stock could be used to restrict our ability to merge with, or sell assets to, a third party. The power of our board of directors to cause us to issue preferred stock could, in certain circumstances, make it more difficult, delay, discourage, prevent or make it more costly to acquire or effect a change in control under circumstances that otherwise could provide the holders of shares of our common stock with the opportunity to realize a premium over the then current market price.

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

PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

On May 5, 2017, our common stock began trading on the NYSE under the symbol “KREF.” As of January 30, 2025, there were 20 holders of record of our common stock. This does not include the number of stockholders that hold shares in “street name” through banks or broker-dealers.

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

The following table sets forth the dividends declared on our common stock during each calendar quarter for 2024 and 2023:

Declaration Date	Record Date	Payment Date	Per Share
2024
February 1, 2024	March 28, 2024	April 15, 2024	$0.25
June 13, 2024	June 28, 2024	July 15, 2024	0.25
September 13, 2024	September 30, 2024	October 15, 2024	0.25
December 12, 2024	December 31, 2024	January 15, 2025	0.25
2023
March 17, 2023	March 31, 2023	April 14, 2023	$0.43
June 15, 2023	June 30, 2023	July 14, 2023	0.43
September 15, 2023	September 29, 2023	October 13, 2023	0.43
December 15, 2023	December 29, 2023	January 12, 2024	0.43

Stockholder Return Performance

The following graph is a comparison of the cumulative total stockholder return on shares of our common stock, the Russell 2000 Index (the “Russell 2000”), and the FTSE NAREIT All Mortgage Capped Index, a published industry index, from December 31, 2019 to December 31, 2024. The graph assumes that $100 was invested on December 31, 2019 in our common stock, the Russell 2000 and the FTSE NAREIT All Mortgage Capped Index and that all dividends were reinvested without the payment of any commissions. There can be no assurance that the performance of our shares will continue in line with the same or similar trends depicted in the graph below.

Total Return Performance

	Period Ended
	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024
KKR Real Estate Finance Trust, Inc.	$100.0	$97.4	$123.0	$91.3	$99.5	$83.7
Russell 2000	100.0	120.3	138.0	109.8	128.3	143.1
FTSE NAREIT All Mortgage Capped Index	100.0	80.4	93.9	68.6	79.0	78.7

Equity Compensation Plan Information

The following table summarizes information, as of December 31, 2024, relating to our equity compensation plans pursuant to which shares of our common stock or other equity securities may be granted from time to time:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights(1)	Weighted-average exercise price of outstanding options, warrants and rights(2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column 1)
Equity compensation plans approved by security holders	1,454,925	$—	1,358,928
Equity compensation plans not approved by security holders	—	—	—
Total	1,454,925	$—	1,358,928

(1)    Reflects the aggregate number of equity-based awards granted under our Amended and Restated KKR Real Estate Finance Trust Inc. 2016 Omnibus Incentive Plan that remained outstanding as of December 31, 2024. All of these awards were in the form of restricted stock units.
(2)    Restricted stock units are not exercisable for consideration.

Issuer Purchases of Equity Securities

Under the Company's current share repurchase program, which was originally announced on May 9, 2018, and subsequently extended and/or increased on June 17, 2019, June 15, 2020 and February 3, 2023, we may repurchase up to an aggregate of $100.0 million of our common stock effective as of February 3, 2023, of which up to $50.0 million may be repurchased under a pre-set trading plan meeting the requirements of Rule 10b5-1 under the Exchange Act, and provide for repurchases of common stock when the market price per share is below book value per share (calculated in accordance with GAAP as of end of the most recent quarterly period for which financial statements are available), and the remaining $50.0 million may be used for repurchases in the open market, pursuant to pre-set trading plans meeting the requirements of Rule 10b5-1 under the Exchange Act, in privately negotiated transactions or otherwise. The timing, manner, price and amount of any common stock repurchases will be determined by us in our discretion and will depend on a variety of factors, including legal requirements, price and economic considerations, and market conditions. The program does not require us to repurchase any specific number of shares of common stock. The program does not have an expiration date and may be suspended, modified or discontinued at any time. As of December 31, 2024, we had $90.0 million of remaining capacity to repurchase shares under the program.

The following table sets forth information regarding purchases of shares of our common stock by us or on our behalf during the three months ended December 31, 2024 (amounts in thousands, except share and per share data):

Period Beginning	Period Ending	Total number of shares purchased	Average price paid per share	Amounts paid for shares purchased as part of publicly announced program	Total number of shares purchased as part of publicly announced program	Approximate dollar value of shares that may yet be purchased under the program
October 1, 2024	October 31, 2024	150,000	$11.75	$1,762	150,000	$98,238
November 1, 2024	November 30, 2024	571,553	11.64	6,651	721,553	91,587
December 1, 2024	December 31, 2024	137,502	11.54	1,587	859,055	90,000
Total/Average		859,055	$11.64	$10,000

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

2024 Highlights

Operating Results:

•Net Income Attributable to Common Stockholders of $13.1 million, or $0.19 per diluted share of common stock
•Distributable Loss of $70.7 million, or ($1.02) per diluted share of common stock
•Repurchased 859,055 shares at an average price per share of $11.64 for a total of $10.0 million
•Declared dividends of $1.00 per common share. The fourth quarter dividend of $0.25 per common share produced an annualized yield of 9.9% on our closing stock price as of December 31, 2024

Investment Activity:

•Funded $333.3 million for loans closed in previous years and received loan repayments of $1.5 billion
•$6.3 billion predominantly floating-rate senior loan portfolio with a weighted average unlevered all-in-yield(1) of 7.8% as of December 31, 2024
•Multifamily and industrial assets represent 60% of loan portfolio
•Took title to an office property and a life science property through deed-in-lieu of foreclosure, and wrote off uncollectible mezzanine/subordinated loans; these loan resolutions resulted in net realized losses of $173.5 million, or ($2.50) per diluted share of common stock

Portfolio Financing:

•Non-mark-to-market financing was $3.9 billion as of December 31, 2024, representing 79% of our secured financing.
•Repaid $1.0 billion in financing, net, reducing our total leverage ratio to 3.6x
•Extended the final maturity of a $1.0 billion term credit facility to September 2029
•No final facility maturities until 2026 and no corporate debt due until 2027

(1)    All-in yield includes amortization of deferred origination fees, loan origination costs and purchase discounts.

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

Earnings (Loss) Per Share and Dividends Declared

The following table sets forth the calculation of basic and diluted net income (loss) per share and dividends declared per share (amounts in thousands, except share and per share data):

	Three Months Ended	Year Ended December 31,
	December 31, 2024	2024	2023
Net income (loss) attributable to common stockholders	$14,578	$13,071	$(53,919)
Weighted-average number of shares of common stock outstanding, basic and diluted	69,342,983	69,396,890	69,180,039
Net income (loss) per share, basic and diluted	$0.21	$0.19	$(0.78)
Dividends declared per share	$0.25	$1.00	$1.72

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

The following table provides a reconciliation of GAAP net income attributable to common stockholders to Distributable Earnings (amounts in thousands, except share and per share data):

	Three Months Ended		Year Ended December 31,
	December 31, 2024	Per Diluted Share(A)	2024	Per Diluted Share(A)	2023	Per Diluted Share(A)
Net Income (Loss) Attributable to Common Stockholders	$14,578	$0.21	$13,071	$0.19	$(53,919)	$(0.78)
Adjustments
Non-cash equity compensation expense	1,559	0.02	8,261	0.12	8,075	0.12
Depreciation and amortization	739	0.01	1,471	0.02	—	—
Unrealized (gains) or losses, net	(244)	—	(545)	(0.01)	1,859	0.03
Provision for credit losses, net	4,594	0.07	80,605	1.16	175,116	2.53
(Gain) loss on sale of investments	—	—	615	0.01	—	—
Non-cash convertible notes discount amortization	—	—	—	—	133	—
Distributable Earnings before realized loss	$21,226	$0.31	$103,478	$1.49	$131,264	$1.90
Realized loss on loan write-offs, net(B)	(35,902)	(0.52)	(173,546)	(2.50)	(73,706)	(1.07)
Realized loss on sale of investments	—	—	(615)	(0.01)	—	—
Distributable Earnings (Loss)	$(14,676)	$(0.21)	$(70,683)	$(1.02)	$57,558	$0.83
Diluted weighted average common shares outstanding	69,342,983		69,396,890		69,180,039

(A)    Numbers presented may not foot due to rounding.
(B)    Includes (i) a $35.9 million write-off of a subordinated loan during the three months ended December 31, 2024; (ii) a $1.8 million write-off on a senior loan repaid during the three months ended September 30, 2024; and (iii) a combined $98.5 million write-off on two senior loans and a $37.5 million write-off of a mezzanine loan during the three months ended June 30, 2024. Includes a $58.7 million write-off on a senior loan during the three months ended December 31, 2023, and a $15.0 million write-off of a subordinated loan during the three months ended September 30, 2023.

Book Value per Share

We believe that book value per share is helpful to stockholders in evaluating the growth of our company as we have scaled our equity capital base and continue to invest in our target assets.

The following table calculates our book value per share (amounts in thousands, except share and per share data):

	December 31, 2024	December 31, 2023
KKR Real Estate Finance Trust Inc. stockholders' equity	$1,345,030	$1,404,767
Series A preferred stock (liquidation preference of $25.00 per share)	(327,750)	(327,750)
Common stockholders' equity	$1,017,280	$1,077,017

Shares of common stock issued and outstanding at period end	68,713,596	69,313,860
Add: Deferred stock units	206,112	72,708
Total shares outstanding at period end	68,919,708	69,386,568

Book value per share	$14.76	$15.52

Book value as of December 31, 2024 included the impact of an estimated CECL credit loss allowance of $119.6 million, or ($1.74) per share. See Note 2 — Summary of Significant Accounting Policies, to our consolidated financial statements included in this Form 10-K for detailed discussion of allowance for credit losses.

Our Portfolio

We have established a $6,271.6 million portfolio of diversified investments, consisting primarily of senior commercial real estate loans as of December 31, 2024.

During the year ended December 31, 2024, we collected 98% of interest payments due on our loan portfolio. As of December 31, 2024, the average risk rating of our loan portfolio was 3.1, weighted by total loan exposure. As of December 31, 2024, the average loan commitment in our portfolio was $124.6 million and multifamily and industrial loans comprised 60% of our loan portfolio.

In addition, we owned Real Estate Assets with an investment amount of $335.8 million, comprised of the acquired properties (directly or indirectly) and capitalized redevelopment costs, as of December 31, 2024. These properties are reflected on our Consolidated Balance Sheets.

We have executed on our primary investment strategy of originating floating-rate transitional senior loans and, as we continue to scale our loan portfolio, we expect that our originations will be heavily weighted toward floating-rate loans. As of December 31, 2024, substantially all of our loans by total loan exposure earned a floating rate of interest. We expect the majority of our future investment activity to focus on originating floating-rate senior loans that we finance with our repurchase and other financing facilities, with a secondary focus on originating floating-rate loans for which we syndicate a senior position and retain a subordinated interest for our portfolio. As of December 31, 2024, all of our investments were located in the United States.

The following charts illustrate the diversification and composition of our loan portfolio as of December 31, 2024, based on type of investment, interest rate, underlying property type, geographic location, vintage and LTV:

The charts above are based on total loan exposure of our commercial real estate loans.

(A)    Excludes: (i) Real Estate Assets, (ii) CMBS B-Pieces and (iii) fully written off loans.
(B)    We classify a loan as life science if more than 50% of the gross leasable area is leased to, or will be converted to, life science-related space.
(C)    "Other" property type includes Self-Storage (2%), Student Housing (2%) and Mixed Use (1%).
(D)    LTV is generally based on the initial loan amount divided by the as-is appraised value as of the date the loan was originated. Weighted average LTV excludes risk-rated 5 loans.

The following table details our quarterly loan activity (dollars in thousands):

	Three Months Ended				Year Ended December 31,
	December 31, 2024	September 30, 2024	June 30, 2024	March 31, 2024	2024	2023
Loan originations	$—	$—	$83,700	$—	$83,700	$—

Loan fundings	$53,044	$55,337	$121,478	$103,474	$333,333	$684,311
Loan repayments(A)	(457,033)	(290,044)	(384,483)	(335,658)	(1,467,218)	(766,623)
Net fundings	(403,989)	(234,707)	(263,005)	(232,184)	(1,133,885)	(82,312)
PIK interest	388	324	254	25	991	—
Net write-offs(B)	(35,902)	(1,832)	(135,812)	—	(173,546)	(73,706)
Transfer to REO	—	—	(201,433)	—	(201,433)	(86,422)
Other(C)	—	—	(150,000)	—	(150,000)	—
Total activity	$(439,503)	$(236,215)	$(749,996)	$(232,159)	$(1,657,873)	$(242,440)

(A)    Includes a repayment of $38.6 million of non-consolidated senior interests as our retained mezzanine loan was fully repaid during the three months ended September 30, 2024. Includes $4.7 million of cost recovery interest applied as a reduction to loan principal during the three months ended December 31, 2023.
(B)    Includes a $35.9 million write-off of a subordinated loan during the three months ended December 31, 2024, a $1.8 million write-off on a senior loan repaid during the three months ended September 30, 2024, and a combined $98.5 million write-off on two senior loans and a $37.5 million write-off of a mezzanine loan during the three months ended June 30, 2024. Includes a $58.7 million write-off on a senior loan during the three months ended December 31, 2023, and a $15.0 million write-off of a subordinated loan during the three months ended September 30, 2023.
(C)    Represents a removal of $150.0 million of non-consolidated senior interests as our retained mezzanine loan was written-off during the three months ended June 30, 2024.

The following table details overall statistics for our loan portfolio as of December 31, 2024 (dollars in thousands):

	Total Loan Exposure
	Total Loan Portfolio	Floating Rate Loans	Fixed Rate Loans(A)
Number of loans(B)	51	51	—
Principal balance	$5,900,163	$5,816,425	$83,738
Amortized cost	5,888,622	5,804,884	83,738
Unfunded loan commitments(C)	454,280	448,418	5,862
Weighted average cash coupon(D)	7.5%	S + 3.2%	*
Weighted average all-in yield(D)	7.8%	S + 3.5%	*
Weighted average maximum maturity (years)(E)	2.0	2.0	0.7
Weighted average LTV(F)	65%	65%	n.a.

*    Rounds to zero
(A)    Represents mezzanine loans with commitments of $79.4 million and $10.2 million, respectively, accompanying two senior loans. $83.7 million of loan principal was funded, of which $74.4 million was placed on nonaccrual status, as of December 31, 2024. The remaining $9.3 million funded principal earned a fixed interest rate of 10.0% as of December 31, 2024. Refer to Note 3 to our consolidated financial statements for additional information.
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

The table below sets forth additional information relating to our portfolio as of December 31, 2024 (dollars in millions):

	Investment(A)	Location	Property Type	Investment Date	Total Whole Loan(B)	Committed Principal/Investment Amount	Outstanding Principal/ Investment Amount	Net Equity(C)	Coupon(D)(E)		Max Remaining Term (Years)(D)(F)	Loan/Investment Per SF / Unit / Key(G)	Origination LTV(D)(H)	Risk Rating
	Senior Loans
1	Senior Loan	Arlington, VA	Multifamily	9/30/2021	$381.0	$381.0	$375.5	$84.6	+	3.3%	1.8	$338,320 / unit	69%	3
2	Senior Loan	Boston, MA	Life Science	8/3/2022	312.5	312.5	229.0	33.1	+	4.2	2.6	$747 / SF	56	3
3	Senior Loan	Bellevue, WA	Office	9/13/2021	520.8	260.4	224.5	55.9	+	3.7	2.3	$851 / SF	63	3
4	Senior Loan	Various	Industrial	4/28/2022	504.5	252.3	252.3	62.4	+	2.7	2.4	$98 / SF	64	3
5	Senior Loan	Bronx, NY	Industrial	8/27/2021	381.2	228.7	217.2	47.5	+	4.2	1.7	$277 / SF	52	3
6	Senior Loan	Los Angeles, CA	Multifamily	2/19/2021	220.0	220.0	220.0	36.7	+	2.9	1.2	$410,430 / unit	68	3
7	Senior Loan	Various	Multifamily	5/31/2019	206.5	206.5	206.5	81.2	+	4.0	0.4	$192,991 / unit	74	3
8	Senior Loan	Minneapolis, MN	Office	11/13/2017	199.4	199.4	194.4	91.8	+	2.3	0.5	$182 / SF	n.a.	5
9	Senior Loan	Various	Industrial	6/15/2022	375.5	187.8	173.5	42.4	+	2.9	2.5	$135 / SF	50	3
10	Senior Loan	The Woodlands, TX	Hospitality	9/15/2021	181.4	181.4	181.4	35.4	+	4.3	1.8	$199,513 / key	64	3
11	Senior Loan	Washington, D.C.	Office	11/9/2021	181.0	181.0	174.1	65.6	+	3.1	2.9	$488 / SF	55	3
12	Senior Loan	West Palm Beach, FL	Multifamily	12/29/2021	171.5	171.5	171.0	28.3	+	2.8	2.0	$210,607 / unit	73	3
13	Senior Loan	Boston, MA	Life Science	4/27/2021	332.3	166.2	163.2	36.9	+	3.7	1.4	$678 / SF	66	3
14	Senior Loan	Various	Self-Storage	12/21/2022	311.6	155.8	144.3	31.8	+	3.8	3.0	$21,689 / unit	65	3
15	Senior Loan	Plano, TX	Office	2/6/2020	150.7	150.7	150.7	25.4	+	2.8	0.1	$208 / SF	64	3
16	Senior Loan	Redwood City, CA	Life Science	9/30/2022	580.7	145.2	60.7	11.5	+	4.5	2.8	$885 / SF	53	3
17	Senior Loan	Boston, MA	Multifamily	3/29/2019	137.0	137.0	137.0	27.9	+	3.4	0.3	$351,282 / unit	63	3
18	Senior Loan	Arlington, VA	Multifamily	1/20/2022	135.3	135.3	134.3	29.0	+	2.9	2.1	$447,644 / unit	65	3
19	Senior Loan	Cambridge, MA	Life Science	12/22/2021	401.3	115.7	96.5	23.8	+	4.0	2.0	$1,072 / SF	51	3
20	Senior Loan	Philadelphia, PA	Office	6/19/2018	114.3	114.3	114.3	21.7	+	2.8	2.1	$117 / SF	71	3
21	Senior Loan	San Diego, CA	Multifamily	10/20/2021	114.3	114.3	109.3	35.9	+	3.4	1.9	$472,996 / unit	71	4
22	Senior Loan	Pittsburgh, PA	Student Housing	6/8/2021	112.5	112.5	112.5	19.1	+	3.0	1.4	$155,602 / unit	74	3
23	Senior Loan	West Hollywood, CA	Multifamily	1/26/2022	112.2	112.2	111.3	26.8	+	3.1	2.1	$3,009,145 / unit	n.a.	5
24	Senior Loan	Chicago, IL	Office	7/15/2019	105.0	105.0	90.5	38.3	+	2.3	3.6	$87 / SF	59	3
25	Senior Loan	Las Vegas, NV	Multifamily	12/28/2021	101.1	101.1	101.1	16.7	+	2.8	2.0	$191,460 / unit	61	3
26	Senior Loan	Cary, NC	Multifamily	11/21/2022	100.0	100.0	95.3	18.7	+	3.4	2.9	$244,275 / unit	63	3
27	Senior Loan	Washington, D.C.	Office	1/13/2022	228.5	100.0	94.9	14.2	+	3.3	3.1	$347 / SF	55	3
28	Senior Loan	Orlando, FL	Multifamily	12/14/2021	97.4	97.4	95.9	24.4	+	3.1	2.0	$253,077 / unit	74	3
29	Senior Loan	Boston, MA	Industrial	6/28/2022	273.2	95.7	95.0	19.9	+	3.0	2.5	$195 / SF	52	3
30	Senior Loan	Brisbane, CA	Life Science	7/22/2021	94.3	94.3	86.8	25.6	+	3.4	3.6	$750 / SF	71	3
31	Senior Loan	Raleigh, NC	Multifamily	4/27/2022	91.6	91.6	84.5	44.4	+	3.2	2.3	$263,954 / unit	68	4
32	Senior Loan	Brandon, FL	Multifamily	1/13/2022	90.3	90.3	69.7	18.7	+	3.1	2.1	$194,258 / unit	75	3
33	Senior Loan	San Carlos, CA	Life Science	2/1/2022	139.7	89.1	55.1	16.5	+	1.0	2.9	$376 / SF	68	3
34	Senior Loan	Dallas, TX	Office	1/22/2021	87.0	87.0	87.0	15.5	+	3.4	1.1	$294 / SF	65	3
35	Senior Loan	Dallas, TX	Multifamily	12/23/2021	85.0	85.0	78.2	16.3	+	2.9	2.0	$240,717 / unit	67	3
36	Senior Loan	Miami, FL	Multifamily	10/14/2021	84.5	84.5	84.5	17.8	+	2.9	1.9	$287,415 / unit	76	3
37	Senior Loan	Philadelphia, PA	Mixed Use	6/28/2024	83.7	83.7	30.1	14.4	+	4.1	4.5	$59 / SF	66	3

	Investment(A)	Location	Property Type	Investment Date	Total Whole Loan(B)	Committed Principal/Investment Amount	Outstanding Principal/ Investment Amount	Net Equity(C)	Coupon(D)(E)		Max Remaining Term (Years)(D)(F)	Loan/Investment Per SF / Unit / Key(G)	Origination LTV(D)(H)	Risk Rating
38	Senior Loan	Charlotte, NC	Multifamily	12/14/2021	79.3	79.3	77.0	12.0	+	3.1	2.0	$209,168 / unit	74	3
39	Senior Loan	Hollywood, FL	Multifamily	12/20/2021	71.0	71.0	71.0	13.5	+	2.8	2.0	$287,449 / unit	74	3
40	Senior Loan	Denver, CO	Multifamily	9/14/2021	70.3	70.3	70.3	10.7	+	2.8	1.8	$290,496 / unit	78	3
41	Senior Loan	Nashville, TN	Hospitality	12/9/2021	66.0	66.0	64.8	11.9	+	3.7	2.0	$281,672 / key	68	3
42	Senior Loan	Plano, TX	Multifamily	3/31/2022	63.3	63.3	63.3	23.3	+	0.9	2.6	$238,000 / unit	75	3
43	Senior Loan	Dallas, TX	Multifamily	8/18/2021	63.1	63.1	63.1	12.1	+	3.9	1.7	$175,278 / unit	70	3
44	Senior Loan	Durham, NC	Multifamily	12/15/2021	59.5	59.5	57.0	17.5	+	2.8	3.0	$165,120 / unit	67	3
45	Senior Loan	San Antonio, TX	Multifamily	4/20/2022	57.6	57.6	56.4	14.9	+	2.7	2.3	$164,950 / unit	79	3
46	Senior Loan	Atlanta, GA	Multifamily	12/10/2021	53.0	53.0	51.4	13.0	+	3.0	2.0	$170,197 / unit	67	3
47	Senior Loan	Sharon, MA	Multifamily	12/1/2021	51.9	51.9	51.9	7.9	+	2.9	1.9	$270,443 / unit	70	3
48	Senior Loan	Reno, NV	Industrial	4/28/2022	140.4	50.5	50.5	11.5	+	2.7	2.4	$117 / SF	74	3
49	Senior Loan	Dallas, TX	Multifamily	4/1/2022	43.9	43.9	42.6	11.7	+	2.9	2.3	$119,706 / unit	73	3
50	Senior Loan	Carrollton, TX	Multifamily	4/1/2022	43.7	43.7	43.7	13.5	+	0.9	2.6	$136,478 / unit	74	3
51	Senior Loan	Georgetown, TX	Multifamily	12/16/2021	35.2	35.2	35.2	8.8	+	3.4	2.0	$167,381 / unit	68	3
	Total/Weighted Average Senior Loans Unlevered				$8,696.9	$6,354.4	$5,900.2	$1,438.5	+	3.2%	2.0		65%	3.1
	Real Estate Assets
1	Real Estate Owned	Mountain View, CA	Office	6/28/2024	n.a.	$120.8	120.8	120.8		n.a.	n.a.	$393 / SF	n.a.	n.a.
2	Real Estate Owned	Portland, OR	Retail / Redevelopment	12/16/2021	n.a.	88.2	88.2	88.2		n.a.	n.a.	n.a.	n.a.	n.a.
3	Equity Method Investment(I)	Seattle, WA	Life Science	6/28/2024	n.a.	81.7	81.7	40.7		n.a.	n.a.	$521 / SF	n.a.	n.a.
4	Real Estate Owned	Philadelphia, PA	Office / Garage	12/22/2023	n.a.	$45.1	45.1	45.1		n.a.	n.a.	$112 / SF	n.a.	n.a.
	Total/Weighted Average Real Estate Assets					$335.8	$335.8	$294.8
	Other Investments
1	CMBS B-Pieces(J)	Various	Various	2/13/2017	n.a.	40.0	35.6	35.6		4.7	4.5	n.a.	58	n.a.
	Total/Weighted Average Other Investments					$40.0	$35.6	$35.6		4.7%	4.5		58%
	Grand Total / Weighted Average					$6,730.2	$6,271.6	$1,768.9		7.5%	2.0		65%	3.1

*    Numbers presented may not foot due to rounding.

(A)    Our total portfolio represents the current principal amount or investment amount on senior and mezzanine loans, real estate assets and other investments. Excludes loans that were fully written off.
For Senior Loan 8, the total whole loan is $199.4 million, including (i) a fully funded senior mortgage loan of $120.0 million, at an interest rate of S+2.25% and (ii) a mezzanine note with a commitment of $79.4 million, of which $74.4 million was funded as of December 31, 2024, at a fixed interest rate of 4.5%. The mezzanine note interest is payment-in-kind (“PIK Interest”), which is capitalized, compounded, and added to the outstanding principal balance of the respective loan.
For Senior Loan 23, the total whole loan is $112.2 million, including (i) a fully funded senior mortgage loan of $102.0 million, at an interest rate of S+3.06%, (ii) a senior mezzanine note with $8.6 million funded as of December 31, 2024, at a fixed interest rate of 10.0% and (iii) a fully funded junior mezzanine note of $0.8 million, at a fixed interest rate of 10.0% with certain profit share provisions, as defined in the loan agreement.
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
(G)    Loan Per SF / Unit / Key is based on the current principal amount divided by the current SF / Unit / Key. For Senior Loans 2, 3, 5, 16 and 19, Loan Per SF / Unit / Key is calculated as the total commitment amount of the loan divided by the proposed SF / Unit / Key.
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
For Senior Loans 2, 3, 5, 16 and 19, LTV is calculated as the total commitment amount of the loan divided by the as-stabilized value as of the date the loan was originated. For senior loans where an appraisal has been obtained post origination, the LTV, presented as follows, is calculated based on the current principal amount divided by the as-is appraised value as of the new appraisal date: Senior Loan 15 (64%); Senior Loan 17 (64%); Senior Loan 18 (78%); Senior Loan 20 (64%); Senior Loan 24 (57%); Senior Loan 25 (75%); Senior Loan 28 (83%); Senior Loan 30 (70%); Senior Loan 33 (81%); Senior Loan 34 (63%); and Senior Loan 39 (81%).
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

As of December 31, 2024, the average risk rating of our portfolio was 3.1, weighted by total loan exposure, as compared to 3.2 as of December 31, 2023.

December 31, 2024					December 31, 2023
Risk Rating	Number of Loans(A)	Carrying Value	Total Loan Exposure	Total Loan Exposure %*	Number of Loans(A)	Carrying Value	Total Loan Exposure(B)	Total Loan Exposure %*
1	—	$—	$—	—%	—	$—	$—	—%
2	—	—	—	—	2	19,392	57,925	1
3	47	5,393,333	5,400,698	92	60	6,493,506	6,511,894	86
4	2	193,687	193,727	3	4	325,286	476,112	6
5	2	301,602	305,738	5	3	505,364	512,105	7
Total loan receivable	51	$5,888,622	$5,900,163	100%	69	$7,343,548	$7,558,036	100%
Allowance for credit losses		(117,103)				(210,470)
Loan receivable, net		$5,771,519				$7,133,078

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

In January 2023, we modified a risk-rated 5 senior office loan located in Philadelphia, PA, with an outstanding principal balance of $161.0 million. The terms of the modification included, among others, a $25.0 million principal repayment and a restructure of the $136.0 million senior loan (after the $25.0 million repayment) into (i) a $116.5 million committed senior mortgage loan (with $5.5 million in unfunded commitment) and (ii) a $25.0 million junior mezzanine note. The restructured senior loan earns a coupon rate of S+2.75% and has a new term of up to four years, assuming all extension options are exercised. The $25.0 million junior mezzanine note is subordinate to a new $41.5 million committed senior mezzanine note held by the sponsor (with $16.5 million in unfunded commitment) and was deemed uncollectible and written off in December 2022. The loan modification was accounted for as a new loan for GAAP purposes. The restructured senior loan with an outstanding principal balance of $114.3 million was risk-rated 3 as of December 31, 2024.

In June 2023, we modified a risk-rated 5 senior office loan located in Minneapolis, MN, with an outstanding principal balance of $194.4 million. The terms of the modification included, among others, a restructure of the $194.4 million senior loan into (i) a $120.0 million senior mortgage loan (fully funded) and (ii) a $79.4 million mezzanine note (with $5.0 million in unfunded commitment). The restructured senior loan earns a coupon rate of S+2.25% and the mezzanine note earns a fixed 4.5% PIK interest rate. Post modification, the whole loan’s maximum maturity is July 2025, assuming all extension options are exercised. The restructured whole loan with an outstanding principal balance of $194.4 million was risk-rated 5 as of December 31, 2024.

In September 2023, we modified a risk-rated 4 senior office loan located in Chicago, IL, with an outstanding principal balance of $118.4 million. The terms of the modification included, among others, a $15.0 million principal repayment, a $15.0 million reduction in unfunded loan commitment, and a restructure of the $103.4 million senior loan (after the $15.0 million repayment) into (i) a $105.0 million committed senior mortgage loan (with $16.6 million in unfunded commitment) and (ii) a $15.0 million subordinated note which is subordinate to a new $18.5 million sponsor interest. The restructured senior loan earns a coupon rate of S+2.25% and has a new term of five years. The $15.0 million subordinated note was deemed uncollectible and written off in September 2023. The loan modification was accounted for as a new loan for GAAP purposes. The restructured senior loan with an outstanding principal balance of $90.5 million was risk-rated 3 as of December 31, 2024.

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

In December 2024, we modified a risk-rated 5 senior life science loan located in San Carlos, CA, with an outstanding principal balance of $103.2 million. The terms of the modification included a $13.1 million principal repayment, and a restructure of the $90.1 million senior loan (after the $13.1 million repayment) into (i) a $89.1 million committed senior mortgage loan (with $34.9 million in unfunded commitment), and (ii) a $35.9 million subordinated note which is subordinate to a new $20.0 million sponsor interest. The restructured senior loan earns a coupon rate of S+1.00% and has a new term of three years. The $35.9 million subordinated note was deemed uncollectible and written off in December 2024. The loan modification was accounted for as a new loan for GAAP purposes. The restructured senior loan with an outstanding principal balance of $55.1 million was risk-rated 3 as of December 31, 2024.

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

Our Non-Mark-to-Market Financing Sources, which accounted for 79% of our total financing as of December 31, 2024, are not subject to credit or capital markets mark-to-market provisions. The remaining 21% of our total financing, which is comprised of three master repurchase agreements, are only subject to credit marks.

We plan to expand and diversify our financing sources, especially those sources that provide non-mark-to-market financing, reducing our exposure to market volatility.

The following table summarizes our financing agreements (dollars in thousands):

		December 31, 2024				December 31, 2023
		Borrowings			Collateral	Borrowings
	Non-/Mark-to-Market	Maximum Facility Size(A)	Outstanding Principal	Available(B)	Outstanding Principal	Outstanding Principal
Master Repurchase Agreements	Mark-to-Credit	$2,000,000	$1,038,066	$46,121	$1,595,656	$1,477,227
Collateralized Loan Obligations	Non-Mark-to-Market	1,766,231	1,766,231	—	2,123,481	1,942,750
Term Lending Agreements	Non-Mark-to-Market	1,288,371	789,647	3,234	1,154,677	1,329,390
Term Loan Facility	Non-Mark-to-Market	1,000,000	553,966	524	714,418	561,377
Warehouse Facility	Non-Mark-to-Market	500,000	—	—	—	—
Asset Specific Financing	Non-Mark-to-Market	490,625	343,216	—	414,706	266,072
Revolver	Non-Mark-to-Market	610,000	80,000	530,000	n.a.	160,000
Secured Term Loan	Non-Mark-to-Market	339,500	339,500	—	n.a.	343,000
Total leverage		7,994,727	4,910,626	579,879		6,079,816
Non-consolidated Senior Interests	Non-Mark-to-Market	—	—	—	—	188,611
Total		$7,994,727	$4,910,626	$579,879		$6,268,427

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

As a contractual matter, the lender has the right to reset the value of the assets at any time based on then-current market conditions, but the market convention is to reassess valuations on a monthly, quarterly and annual basis using the financial information delivered pursuant to the facility documentation regarding the real property, borrower and guarantor under such underlying loans. Generally, if the lender determines (subject to certain conditions) that the market value of the collateral in a repurchase transaction has decreased by more than a defined minimum amount, the lender may require us to provide additional collateral or lead to margin calls that may require us to repay all or a portion of the funds advanced. We closely monitor our liquidity and intend to maintain sufficient liquidity on our balance sheet in order to meet any margin calls in the event of any significant decreases in asset values. As of December 31, 2024, the weighted average haircut under our repurchase agreements was 34.9% (or 32.1%, if we had borrowed the maximum amount approved by its repurchase agreement counterparties as of such dates). In addition, our existing master repurchase facilities are not entirely term-matched financings and may mature before our CRE debt investments that represent underlying collateral to those financings. As we negotiate renewals and extensions of these liabilities, we may experience lower advance rates and higher pricing under the renewed or extended agreements.

Term Lending Agreements

In 2018, we entered into a loan financing facility with BMO Harris Bank ("BMO Facility”) with a current borrowing capacity of $300.0 million. The facility provides financing on a non-mark-to-market basis with match-term up to five years with partial recourse to us.

In 2019, we entered into a Master Repurchase and Securities Contract Agreement ("KREF Lending V Facility") with Morgan Stanley Mortgage Capital Holdings LLC ("Administrative Agent"), as administrative agent on behalf of Morgan Stanley Bank, N.A. ("Initial Buyer"), which provides non-mark-to-market financing. The facility has a current maturity of June 2025, subject to an additional one-year extension option. The Initial Buyer subsequently syndicated a portion of the facility to multiple financial institutions and held 22.7% of the total commitment as of December 31, 2024.

In 2021, we entered into a Master Repurchase and Securities Contract Agreement with a financial institution (“KREF Lending IX Facility”) with a current borrowing capacity of $460.9 million. The facility, which provides financing on a non-mark-to-market basis with partial recourse to us, has a three-year draw period and match-term to the underlying loans. In May 2024, the lender assigned its rights and obligations under the KREF Lending IX Facility to another financial institution.

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

The following table outlines the CLO collateral assets and respective borrowing (dollars in thousands):

	December 31, 2024							December 31, 2023
	Facility					Collateral		Facility
	Wtd. Avg. Term(A)	Maximum Facility Size	Outstanding Principal	Carrying Value	Wtd. Avg. Funding Cost(B)	Outstanding Principal	Carrying Value	Carrying Value
KREF 2021-FL2	February 2039	$930,126	$930,126	$930,070	5.8%	$1,134,876	$1,122,856	$1,095,128
KREF 2022-FL3	February 2039	836,105	836,105	836,034	6.1	988,605	980,486	847,043
Total		$1,766,231	$1,766,231	$1,766,104	5.9%	$2,123,481	$2,103,342	$1,942,171

(A)    The term of the CLO notes represents the rated final distribution date. Repayments of CLO notes are dependent on timing of underlying collateral loan asset repayments post the reinvestment period.
(B)    Including deferred financing costs and applicable index in effect as of December 31, 2024. Average weighted by the outstanding principal of the facility.

Non-Consolidated Senior Interests

In certain instances, we finance our loans through the non-recourse sale of a senior loan interest that is not included in our consolidated financial statements. These non-consolidated senior interests provide structural leverage on a non-mark-to-market, match-term basis for our net investments, which are typically reflected in the form of mezzanine loans or other subordinate interests on our consolidated balance sheets and in our consolidated statement of income. We had no outstanding financing through non-consolidated senior interests as of December 31, 2024.

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

•a consolidated tangible net worth covenant (75.0% of the aggregate net cash proceeds of any equity issuances made and any capital contributions received by us and KKR Real Estate Finance Holdings L.P. (our "Operating Partnership") or up to approximately $1,300.2 million, depending on the agreement;
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

As of December 31, 2024, we were in compliance with the covenants of our financing facilities.

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

Real Estate Assets

Portland Retail / Redevelopment — In 2015, we originated a $177.0 million senior loan secured by a retail property in Portland, OR. In December 2021, we took title to the retail property and accounted for the property on a consolidated basis. The transaction was accounted for as an asset acquisition under Accounting Standards Codification ("ASC") 805. Accordingly, we recorded the property on the Consolidated Balance Sheets as real estate owned ("REO") with a carrying value of $78.6 million, which included the estimated fair value of the property. We contributed a portion of the REO asset with a carrying value of $68.9 million to a joint venture (the "REO JV") with a third party local developer (“JV Partner”), whereby we had a 90% interest and the JV Partner had a 10% interest. The JV Partner's interest in the property was presented within "Noncontrolling interests in equity of consolidated joint ventures" on the Consolidated Balance Sheets. As of December 31, 2024, we have a priority of distributions up to $79.7 million before the JV Partner can participate in the economics of the REO JV.

Philadelphia Office / Garage — In 2019, we originated a $182.6 million senior loan secured by an office portfolio in Philadelphia, PA. In December 2023, we received a $6.0 million partial repayment and then took title to the office property through a deed-in-lieu of foreclosure ("DIL"). The transaction was accounted for as an asset acquisition under ASC 805. Accordingly, we recorded the portfolio and its net assets on the Consolidated Balance Sheets with an estimated fair value of $86.4 million, which included $1.3 million of cash received and $76.5 million, $24.6 million and $15.9 million allocated to REO held for sale, lease intangible and other assets, and leasing and other liabilities, respectively. As a result, we recognized a $58.7 million loan write-off for the difference between the amortized cost of the foreclosed loan and the fair value of the REO’s net assets.

In June 2024, we sold a portion of the portfolio for a gross sales price of $41.0 million and recognized a realized loss of $0.6 million after buyer credits and closing costs. Concurrently, we provided financing to the buyer through a senior loan with an initial principal balance of $30.1 million ($83.7 million total commitment). The senior loan earns a coupon rate of S+4.3% and has a maximum maturity of June 2029, assuming all extension options are exercised. The senior loan is presented within “Commercial real estate loans, held-for-investment, net” on the Consolidated Balance Sheets.

As of December 31, 2024, the remaining REO assets and liabilities met the criteria to be classified as held for sale under ASC 360. As such, depreciation and amortization on the REO and related lease intangibles were suspended.

Mountain View Office — In 2021, we co-originated with a KKR affiliate a $362.8 million senior loan secured by an office property in Mountain View, CA. Our interest was 68.9% of the loan or $250.0 million. In June 2024, we and the KKR affiliate took title to the office property through a DIL and we accounted for the property on a consolidated basis. The transaction was accounted for as an asset acquisition under ASC 805. Accordingly, we recorded the property and its net assets on the Consolidated Balance Sheets with an estimated fair value of $174.7 million, which included $175.0 million of REO held for investment and ($0.3) million of net working capital. As a result, we recognized a $79.9 million loan write-off for the difference between our interest in the amortized cost of the foreclosed loan and our share of the fair value of the REO’s net assets and closing costs. The KKR affiliate's interest in the property was 31.1%, or $54.3 million, upon DIL and was presented within "Noncontrolling interests in equity of consolidated joint ventures" on the Consolidated Balance Sheets.

Seattle Life Science (Equity Method Investment) — In 2021, we co-originated with a KKR affiliate a $188.0 million senior loan secured by a life science property in Seattle, WA. Our interest was 74.6% of the loan or $140.3 million. In June 2024, we received a $14.3 million partial repayment, then along with the KKR affiliate took title to the life science property through a DIL under a Tenant-in-Common ("TIC") agreement. Under the TIC agreement, we and the KKR affiliate held an economic interest of 74.6% and 25.4%, respectively, and shared decision-making. Under ASC 970-810, we accounted for the TIC agreement as an undivided interest in the property and recorded an $82.0 million "Equity method investment, real estate asset" in the Consolidated Balance Sheets. As a result, we recognized a $18.6 million loan write-off for the difference between the amortized cost of the foreclosed loan and our share of the fair value of the property’s net assets and closing costs.

Results of Operations

The following table summarizes the changes in our results of operations for years ended December 31, 2024, 2023, and 2022 (dollars in thousands, except per share data):

	Year Ended December 31,		Increase (Decrease)		Year Ended December 31,		Increase (Decrease)
	2024	2023	Dollars	Percentage	2023	2022	Dollars	Percentage
Net Interest Income
Interest income	$564,629	$640,412	$(75,783)	(12)%	$640,412	$421,968	$218,444	52%
Interest expense	412,913	458,802	(45,889)	(10)	458,802	236,095	222,707	94
Total net interest income	151,716	181,610	(29,894)	(16)	181,610	185,873	(4,263)	(2)
Other Income
Income (loss) from equity method investments	1,518	1,417	101	7	1,417	4,655	(3,238)	(70)
Other miscellaneous income	5,738	11,237	(5,499)	(49)	11,237	5,568	5,669	102
Revenue from real estate owned operations	22,866	8,545	14,321	168	8,545	8,971	(426)	(5)
Gain on sale of investments	(615)	—	(615)	100	—	—	—	—
Total other income	29,507	21,199	8,308	39	21,199	19,194	2,005	10
Operating Expenses
Provision for (reversal of ) credit losses, net	80,605	175,116	(94,511)	(54)	175,116	112,373	62,743	56
Management fee to affiliate	24,533	26,171	(1,638)	(6)	26,171	25,680	491	2
Incentive compensation to affiliate	—	2,491	(2,491)	(100)	2,491	634	1,857	293
General and administrative	18,410	18,788	(378)	(2)	18,788	17,616	1,172	7
Expenses from real estate owned operations	23,100	11,190	11,910	106	11,190	11,113	77	1
Total operating expenses	146,648	233,756	(87,108)	(37)	233,756	167,416	66,340	40
Income (Loss) Before Income Taxes	34,575	(30,947)	65,522	212	(30,947)	37,651	(68,598)	(182)
Income tax expense	248	710	(462)	(65)	710	58	652	1,124
Net Income (Loss)	34,327	(31,657)	65,984	208	(31,657)	37,593	(69,250)	(184)
Net income (loss) attributable to noncontrolling interests	(1,264)	(806)	(458)	57	(806)	(510)	(296)	58
Net Income (Loss) Attributable to KKR Real Estate Finance Trust Inc. and Subsidiaries	35,591	(30,851)	66,442	215	(30,851)	38,103	(68,954)	(181)
Preferred stock dividends	21,304	21,304	—	—	21,304	21,304	—	—
Participating securities' share in earnings	1,216	1,764	(548)	(31)	1,764	1,428	336	24
Net Income (Loss) Attributable to Common Stockholders	$13,071	$(53,919)	$66,990	124	$(53,919)	$15,371	$(69,290)	(451)

Net Income (Loss) Per Share of Common Stock
Basic and Diluted	$0.19	$(0.78)	$0.97	124	$(0.78)	$0.23	$(1.01)	(439)

Weighted Average Number of Shares of Common Stock Outstanding
Basic and Diluted	69,396,890	69,180,039	216,851	—	69,180,039	67,553,578	1,626,461	2

Dividends Declared per Share of Common Stock	$1.00	$1.72	$(0.72)	(42)	$1.72	$1.72	$—	—

Year Ended December 31, 2024 Compared to Year Ended December 31, 2023

Net Interest Income

Net interest income decreased by $29.9 million, during the year ended December 31, 2024, as compared to the prior year. This decrease was primarily due to a reduced loan portfolio size as a result of repayments or other resolutions, and the suspension of interest income for loans placed on nonaccrual status, partially offset by an increase in net interest income resulting from higher index rates. We recorded $17.2 million of deferred loan fees and origination discounts accreted into interest income during the year ended December 31, 2024, as compared to $23.6 million during the prior year. In addition, we recorded $14.4 million of deferred financing costs amortized into interest expense during the year ended December 31, 2024, as compared to $26.2 million during the prior year.

Other Income

Total other income increased by $8.3 million during the year ended December 31, 2024, as compared to the prior year. This increase was primarily due to a $14.3 million increase in revenue from REO Operations, partially offset by a decrease in interest income earned on our cash balance.

Operating Expenses

Total operating expenses decreased by $87.1 million during the year ended December 31, 2024, as compared to the prior year period. This decrease was primarily due to a $94.5 million change in the provision for credit losses which was partially offset by an increase in expenses from REO Operations. The change in provision for credit losses during the year ended December 31, 2024 was due primarily to less incremental reserves on risk-rated 5 loans compared to the prior year.

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

Liquidity and Capital Resources

Overview

We have capitalized our business to date primarily through the issuance and sale of our common stock and preferred stock, borrowings from three master repurchase agreements, and borrowings from our Non-Mark-to-Market Financing Sources, which were comprised of collateralized loan obligations, term lending agreements, term loan facility, secured term loan, asset specific financing, warehouse facility, and corporate revolver. Our Non-Mark-to-Market Financing Sources, which accounted for 79% of our total financing as of December 31, 2024, are not subject to credit or capital markets mark-to-market provisions. The remaining 21% of our total financing, which are comprised of three master repurchase agreements, are only subject to credit marks.

Our primary sources of liquidity include $104.9 million of cash on our Consolidated Balance Sheets, $530.0 million of available capacity on our corporate Revolver, $49.9 million of available borrowings under our financing arrangements based on existing collateral, and cash flows from operations. In addition, we had $246.6 million of total unencumbered assets, including $209.0 million of real estate owned assets, $2.0 million of unencumbered senior loans and $35.6 million of investments in CMBS B-Pieces, that can be financed, as of December 31, 2024. Our corporate Revolver and secured term loan are secured by corporate level guarantees and include net equity interests in the investment portfolio. We may seek additional sources of liquidity from syndicated financing, other borrowings (including borrowings not related to a specific investment) and future offerings of equity and debt securities.

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

As described in Note 9 to our consolidated financial statements, we have off-balance sheet arrangements related to VIEs that we account for using the equity method of accounting and in which we hold an economic interest or have a capital commitment. Our maximum risk of loss associated with our interests in these VIEs is limited to the carrying value of our investment in the entities and any unfunded capital commitments. As of December 31, 2024, we held $35.6 million of interests in such entities, which does not include a remaining commitment of $4.3 million to our CMBS B-Piece investment that we are required to fund if called.

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

We have also entered into an equity distribution agreement with certain sales agents, pursuant to which we may sell, from time to time, up to an aggregate sales price of $100.0 million of our common stock, pursuant to a continuous offering program (the “ATM”), under the Shelf. Sales of our common stock made pursuant to the ATM may be made in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act. During the year ended December 31, 2024, we did not sell any shares of common stock under the ATM. As of December 31, 2024, $93.2 million remained available for issuance under the ATM.

See Notes 5, 6, 7 and 10 to our consolidated financial statements for additional details regarding our secured financing agreements, collateralized loan obligations, secured term loan and stock activity.

Debt-to-Equity Ratio and Total Leverage Ratio

The following table presents our debt-to-equity ratio and total leverage ratio:

	December 31, 2024	December 31, 2023
Debt-to-equity ratio(A)	1.6x	2.3x
Total leverage ratio(B)	3.6x	4.2x

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

Sources of Liquidity

Our primary sources of liquidity include cash and cash equivalents and available borrowings under our secured financing agreements, inclusive of our Revolver. Amounts available under these sources as of the date presented are summarized in the following table (dollars in thousands):

	December 31, 2024	December 31, 2023
Cash and cash equivalents	$104,933	$135,898
Available borrowings under revolving credit agreement	530,000	450,000
Available borrowings under master repurchase agreements	46,121	35,610
Available borrowings under term lending agreements	3,234	8,394
Available borrowings under term loan agreements	524	$—
	$684,812	$629,902

We also had $246.6 million of total unencumbered assets, including $209.0 million of real estate owned assets, $2.0 million of unencumbered senior loans and $35.6 million of investments in CMBS B-Pieces as of December 31, 2024. In addition to our primary sources of liquidity, we have the ability to access further liquidity through our ATM program and public offerings of debt and equity securities. Our existing loan portfolio also provides us with liquidity as loans are repaid or sold, in whole or in part, and the proceeds from repayment become available for us to invest.

Cash Flows

The following table sets forth changes in cash and cash equivalents for the years ended December 31, 2024, 2023 and 2022 (dollars in thousands):

	Year Ended December 31,
	2024	2023	2022
Cash Flows From Operating Activities	$132,563	$155,715	$141,125
Cash Flows From Investing Activities	1,116,237	13,487	(1,177,133)
Cash Flows From Financing Activities	(1,290,566)	(271,510)	1,012,859
Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	$(41,766)	$(102,308)	$(23,149)

Cash Flows from Operating Activities

Our cash flows from operating activities were primarily driven by our net interest income, which is a result of the income generated by our investments less financing costs. The following table sets forth interest received from, and paid for, our investments (dollars in thousands):

	Year Ended December 31,
	2024	2023	2022
Interest received	$558,478	$612,046	$362,178
Interest paid	398,805	430,275	201,007
Net interest collections	$159,673	$181,771	$161,171

Our net interest collections were partially offset by cash used to pay management and incentive fees, as follows (dollars in thousands):

	Year Ended December 31,
	2024	2023	2022
Management Fees to affiliate	$25,137	$26,225	$24,391
Incentive Fees to affiliate	—	2,491	634
Total management and incentive fee payments	$25,137	$28,716	$25,025

Cash Flows from Investing Activities

Our cash flows from investing activities primarily consisted of cash inflows from loan repayments and cash outflows to fund commitments under existing loan investments. During the year ended December 31, 2024, we funded $298.2 million of CRE loans and received $1,426.4 million from the repayments and sale of CRE loans.

During the year ended December 31, 2023, we funded $677.3 million of CRE loans and received $691.3 million from the repayments of CRE loans.

Cash Flows from Financing Activities

During the year ended December 31, 2024, our cash flows from financing activities were primarily driven by (i) repayments of $1,594.5 million under our financing agreements and (ii) payment of $103.1 million in dividends, partially offset by borrowing proceeds of $601.9 million under our financing agreements.

During the year ended December 31, 2023, our cash flows from financing activities were primarily driven by (i) repayments of $791.3 million under our financing agreements, (ii) payment of $143.8 million to redeem convertible notes, and (iii) payments of $140.2 million in dividends, partially offset by proceeds from borrowings under our financing agreements of $811.1 million.

Contractual Obligations and Commitments

The following table presents our contractual obligations and commitments (including interest payments) as of December 31, 2024 (dollars in thousands):

	Total	Less than 1 year	1 to 3 years	3 to 5 years	Thereafter
Master Repurchase Facilities(A)	$1,038,067	$89,413	$907,877	$40,777	$—
Term Lending Agreements(A)	789,647	125,344	664,303	—	—
Warehouse Facility	—	—	—	—	—
Term Loan Facility	553,966	50,250	340,146	163,570	—
Asset Specific Facility	343,215	—	343,215	—	—
Revolver(B)	80,000	80,000	—	—	—
Total secured financing agreements	2,804,895	345,007	2,255,541	204,347	—
Collateralized Loan Obligations	1,766,231	—	—	—	1,766,231
Secured Term Loan	339,500	3,500	336,000	—	—
Interest payable(C)	961,100	301,261	444,691	215,148	—
Future funding obligations(D)	454,281	291,507	152,476	10,298	—
RECOP I commitment	4,324	4,324	—	—	—
Total	$6,330,331	$945,599	$3,188,708	$429,793	$1,766,231

(A)    The allocation of repurchase facilities and term lending agreements is based on the earlier of (i) the maximum maturity of the underlying loans pledged as collateral or (ii) the maximum maturity of the respective financing agreements. Amounts borrowed are subject to a maximum 25.0% recourse limit.
(B)    Any amounts borrowed are full recourse to certain subsidiaries of KREF. Amounts are estimated based on the amount outstanding under the Revolver and the interest rate in effect as of December 31, 2024. This is only an estimate as actual amounts borrowed, the timing of repayments and interest rates may vary over time. The Revolver matures in March 2027.
(C)    The amounts are estimated by assuming the amounts outstanding under these facilities and the interest rates in effect as of December 31, 2024 will remain constant into the future. The actual amounts borrowed and rates may vary over time.
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

Allowance for Credit Losses

We originate and purchase CRE debt and related instruments generally to be held as long-term investments at amortized cost. We recognize and measure the allowance for credit losses under the Current Expected Credit Loss ("CECL") model, which requires us to estimate expected credit losses, not only based on historical experience and current conditions, but also by including reasonable and supportable forecasts incorporating forward-looking information. The measurement of expected credit losses under CECL is applicable to financial assets measured at amortized cost, and off-balance sheet credit exposures such as unfunded loan commitments. The allowance for credit losses is deducted from the respective loans’ amortized cost basis on our Consolidated Balance Sheets. The allowance for credit losses attributed to unfunded loan commitments is included in “Other liabilities” on the Consolidated Balance Sheets.

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

Recently Adopted Accounting Standards

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires a public entity to disclose significant segment expenses and other segment items on an annual and interim basis and to provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. Public entities with a single reportable segment are required to provide the new disclosures and all the disclosures required under ASC 280. The guidance is effective for our 2024 annual reporting. The guidance is applied retrospectively to all periods presented in the financial statements, unless it is impracticable. We adopted ASU 2023-07 in the year ended December 31, 2024 and the adoption did not have a material impact on our consolidated financial statements.

Recent Accounting Pronouncements

In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40), which requires a public business entity to provide disaggregated disclosures, in the notes to the financial statements, of certain categories of expenses that are included in expense line items on the face of the income statement. The guidance is effective for our 2027 annual reporting. The guidance is applied prospectively and may be applied retrospectively. We is evaluating the impact of ASU 2024-03.

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

Although the Federal Reserve lowered interest rates three times during 2024, interest rates remain elevated and the timing, direction and extent of any future interest rate changes remain uncertain. In a period of declining interest rates, our interest income on floating-rate investments would generally decrease, while any decrease in the interest we are charged on our floating-rate debt may be subject to floors and may not compensate for such decrease in interest income. However, rate floors relating to our loan portfolio may offset some of the impact from declining rates. In addition, interest we are charged on our fixed-rate debt would not change.

As of December 31, 2024, our accruing loan portfolio and related portfolio financing by principal amount earned or paid a floating rate of interest indexed to Term SOFR. Accordingly, our interest income and expense will generally change directionally with index rates; however, in certain circumstances, rate floors relating to our loan portfolio may partially offset the impact from changing rates. As of December 31, 2024, a 50 basis point and a 100 basis point decrease in the index rates would decrease our expected cash flows by approximately $1.1 million and $2.1 million, or ($0.02) and ($0.03) per common share, respectively, for the following three-month period. Conversely, a 50 basis point and a 100 basis point increase in the index rates would increase our expected cash flows by approximately $1.1 million and $2.1 million, or $0.02 and $0.03 per common share, respectively, for the same period.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of
KKR Real Estate Finance Trust Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of KKR Real Estate Finance Trust Inc. and subsidiaries (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of income, changes in equity and cash flows, for each of the three years in the period ended December 31, 2024, and the related notes and the schedule listed in Index at Item 15(a) (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

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

Allowance for Credit Losses – Estimation of Economic Conditions – Refer to Notes 2 and 3 of the financial statements

Critical Audit Matter Description

The Company estimates the allowance for credit losses for its loan portfolio primarily using the Weighted Average Remaining Maturity (“WARM”) method, which has been identified as an acceptable approach for computing current expected credit losses. In determining the CECL allowance, the Company considers various factors including (i) historical loss experience in the commercial real estate lending market, (ii) timing of expected repayments and expected loan future funding, (iii) and the Company’s current and future view of the macroeconomic environment for a reasonable and supportable forecast period. The Company derives a historical loss rate predominately based on a commercial mortgage-backed securities (“CMBS”) database with historical losses provided by a third party. The Company focuses on the most relevant subset of CMBS data that is determined to be the most comparable to its own portfolio. The historical loss rate is further adjusted to consider expected macroeconomic conditions, such as commercial real estate price indices, unemployment rates and market liquidity, over reasonable and supportable forecast periods.

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
February 3, 2025

We have served as the Company's auditor since 2016.

KKR Real Estate Finance Trust Inc. and Subsidiaries

Consolidated Balance Sheets
(Amounts in thousands, except share and per share data)

	December 31, 2024	December 31, 2023
Assets
Cash and cash equivalents	$104,933	$135,898
Commercial real estate loans, held-for-investment	5,888,622	7,343,548
Less: Allowance for credit losses	(117,103)	(210,470)
Commercial real estate loans, held-for-investment, net	5,771,519	7,133,078
Real estate owned, held for investment, net	262,479	82,091
Real estate owned assets, held for sale	56,554	101,017
Equity method investment, real estate asset	81,708	—
Equity method investment, CMBS B-Pieces	35,598	35,076
Accrued interest receivable	28,754	41,003
Other assets	8,853	19,455
Total Assets	$6,350,398	$7,547,618

Liabilities and Equity
Liabilities
Secured financing agreements, net	$2,798,674	$3,782,419
Collateralized loan obligations, net	1,766,104	1,942,171
Secured term loan, net	333,853	335,331
Accrued interest payable	19,939	20,207
Dividends payable	17,178	29,805
Real estate owned liabilities, held for sale	1,328	15,883
Due to affiliates	5,919	8,270
Other liabilities	8,524	9,350
Total Liabilities	4,951,519	6,143,436

Commitments and Contingencies (Note 13)	—	—

Equity
Preferred Stock, $0.01 par value, 50,000,000 shares authorized
Series A cumulative redeemable preferred stock, (13,110,000 shares issued and outstanding as of December 31, 2024 and December 31, 2023); liquidation preference of $327,750, or $25.00 per share	131	131
Common stock, $0.01 par value, 300,000,000 authorized (68,713,596 shares issued and outstanding as of December 31, 2024; 75,299,556 shares issued and 69,313,860 shares outstanding as of December 31, 2023)	686	693
Additional paid-in capital	1,714,684	1,815,077
Accumulated deficit	(370,471)	(314,370)
Repurchased stock (5,985,696 shares repurchased as of December 31, 2023)	—	(96,764)
Total KKR Real Estate Finance Trust Inc. Stockholders’ Equity	1,345,030	1,404,767
Noncontrolling interests in equity of consolidated joint ventures	53,849	(585)
Total Equity	1,398,879	1,404,182
Total Liabilities and Equity	$6,350,398	$7,547,618

See Notes to Consolidated Financial Statements.

KKR Real Estate Finance Trust Inc. and Subsidiaries

Consolidated Statements of Income
(Amounts in thousands, except share and per share data)

	Year Ended December 31,
	2024	2023	2022
Net Interest Income
Interest income	$564,629	$640,412	$421,968
Interest expense	412,913	458,802	236,095
Total net interest income	151,716	181,610	185,873
Other Income
Income from equity method investments	1,518	1,417	4,655
Other miscellaneous income	5,738	11,237	5,568
Revenue from real estate owned operations	22,866	8,545	8,971
Gain (loss) on sale of investments	(615)	—	—
Total other income	29,507	21,199	19,194
Operating Expenses
Provision for (reversal of) credit losses, net	80,605	175,116	112,373
Management fees to affiliate	24,533	26,171	25,680
Incentive compensation to affiliate	—	2,491	634
General and administrative	18,410	18,788	17,616
Expenses from real estate owned operations	23,100	11,190	11,113
Total operating expenses	146,648	233,756	167,416
Income (Loss) Before Income Taxes	34,575	(30,947)	37,651
Income tax expense	248	710	58
Net Income (Loss)	34,327	(31,657)	37,593
Net income (loss) attributable to noncontrolling interests	(1,264)	(806)	(510)
Net Income (Loss) Attributable to KKR Real Estate Finance Trust Inc. and Subsidiaries	35,591	(30,851)	38,103
Preferred stock dividends	21,304	21,304	21,304
Participating securities' share in earnings	1,216	1,764	1,428
Net Income (Loss) Attributable to Common Stockholders	$13,071	$(53,919)	$15,371

Net Income (Loss) Per Share of Common Stock
Basic and Diluted	$0.19	$(0.78)	$0.23

Weighted Average Number of Shares of Common Stock Outstanding
Basic and Diluted	69,396,890	69,180,039	67,553,578

Dividends Declared per Share of Common Stock	$1.00	$1.72	$1.72

See Notes to Consolidated Financial Statements.

KKR Real Estate Finance Trust Inc. and Subsidiaries

Consolidated Statements of Changes in Equity
(Amounts in thousands, except share data)

	Series A Preferred Stock		Common Stock
	Shares	Par Value	Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Repurchased Stock	Total KKR Real Estate Finance Trust Inc. Stockholders' Equity	Noncontrolling Interests in Equity of Consolidated Joint Venture	Total Equity
Balance at December 31, 2021	6,900,000	$69	61,370,732	$613	$1,459,959	$(38,208)	$(60,999)	$1,361,434	$147	$1,361,581
Issuance of common stock	—	—	9,584,613	97	194,128	—	—	194,225	—	194,225
Issuance of Series A cumulative redeemable preferred stock (liquidation preference of $25.00 per share)	6,210,000	62	—	—	151,105	—	—	151,167	—	151,167
Offering costs	—	—	—	—	(1,384)	—	—	(1,384)	—	(1,384)
Repurchase of common stock	—	—	(2,085,370)	(21)	—	—	(35,765)	(35,786)	—	(35,786)
Series A preferred dividends declared, $1.63 per share	—	—	—	—	—	(21,304)	—	(21,304)	—	(21,304)
Common dividends declared, $1.72 per share	—	—	—	—	—	(118,688)	—	(118,688)	—	(118,688)
Participating security dividends declared, $1.72 per share	—	—	—	—	—	(1,406)	—	(1,406)	—	(1,406)
Stock-based compensation, net	—	—	225,036	2	5,175	—	—	5,177	—	5,177
Net income (loss)	—	—	—	—	—	38,103	—	38,103	(510)	37,593
Contribution by noncontrolling interest	—	—	—	—	—	—	—	—	261	261
Balance at December 31, 2022	13,110,000	$131	69,095,011	$691	$1,808,983	$(141,503)	$(96,764)	$1,571,538	$(102)	$1,571,436
Series A preferred dividends declared, $1.63 per share	—	—	—	—	—	(21,304)	—	(21,304)	—	(21,304)
Common dividends declared, $1.72 per share	—	—	—	—	—	(118,948)	—	(118,948)	—	(118,948)
Participating security dividends declared, $1.72 per share	—	—	—	—	—	(1,764)	—	(1,764)	—	(1,764)
Stock-based compensation, net	—	—	218,849	2	6,094	—	—	6,096	—	6,096
Net income (loss)	—	—	—	—	—	(30,851)	—	(30,851)	(806)	(31,657)
Contribution by noncontrolling interest	—	—	—	—	—	—	—	—	323	323
Balance at December 31, 2023	13,110,000	$131	69,313,860	$693	$1,815,077	$(314,370)	$(96,764)	$1,404,767	$(585)	$1,404,182
Repurchase of common stock	—	—	(859,055)	(9)	—	—	(10,017)	(10,026)	—	(10,026)
Series A preferred dividends declared, $1.63 per share	—	—	—	—	—	(21,304)	—	(21,304)	—	(21,304)
Common dividends declared, $1.00 per share	—	—	—	—	—	(69,172)	—	(69,172)	—	(69,172)
Participating security dividends declared, $1.00 per share	—	—	—	—	—	(1,216)	—	(1,216)	—	(1,216)
Stock-based compensation, net	—	—	258,791	2	6,388	—	—	6,390	—	6,390
Retirement of repurchased stock	—	—	—	—	(106,781)	—	106,781	—	—	—
Net income (loss)	—	—	—	—	—	35,591	—	35,591	(1,264)	34,327
Contribution by noncontrolling interest	—	—	—	—	—	—	—	—	55,698	55,698
Balance at December 31, 2024	13,110,000	$131	68,713,596	$686	$1,714,684	$(370,471)	$—	$1,345,030	$53,849	$1,398,879

* Rounds to zero.
See Notes to Consolidated Financial Statements.

KKR Real Estate Finance Trust Inc. and Subsidiaries

Consolidated Statements of Cash Flows
(Amounts in thousands)

	Year Ended December 31,
	2024	2023	2022
Cash Flows From Operating Activities
Net income (loss)	$34,327	$(31,657)	$37,593
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Accretion of net deferred loan fees and discounts	(17,197)	(23,597)	(25,064)
Payment-in-kind interest	(991)	—	(1,870)
Amortization of deferred debt issuance costs and discounts	14,375	26,182	23,858
Loss (income) from equity method investments	1,527	1,773	(1,312)
Provision for (reversal of) credit losses, net	80,605	175,116	112,373
Depreciation and amortization	983	—	—
Stock-based compensation expense	8,261	8,075	7,835
Loss (gain) on sale of investment	615	—	—
Changes in operating assets and liabilities:
Assets related to real estate owned, held for sale, net of liabilities	1,561	—	—
Accrued interest receivable, net	12,178	(1,998)	(23,764)
Other assets	(796)	244	421
Accrued interest payable	(268)	2,350	11,232
Due to affiliates	(604)	(154)	721
Accounts payable, accrued expenses and other liabilities	(2,013)	(619)	(898)
Net cash provided by (used in) operating activities	132,563	155,715	141,125

Cash Flows From Investing Activities
Proceeds from principal repayments and sale of commercial real estate loans	1,426,422	691,346	1,244,262
Origination of commercial real estate loans	(298,247)	(677,287)	(2,419,733)
Capital expenditures on real estate owned	(8,106)	(1,860)	(1,662)
Payment to acquire real estate owned	(363)	—	—
Net payment on sale of real estate owned, held for sale	(1,092)	—	—
Payment to acquire equity method investment, real estate asset	(627)	—	—
Contributions to equity method investment, real estate asset	(1,750)	—	—
Net cash assumed from investment in real estate owned and related joint venture	—	1,288	—
Net cash provided by (used in) investing activities	1,116,237	13,487	(1,177,133)

Cash Flows From Financing Activities
Proceeds from borrowings under secured financing agreements	601,861	811,119	2,483,907
Proceeds from issuance of collateralized loan obligations	—	—	847,500
Net proceeds from issuances of common stock	—	—	194,225
Net proceeds from issuances of preferred stock	—	—	151,167
Proceeds from noncontrolling interest contributions	1,367	323	261
Principal repayments on borrowings under secured financing agreements	(1,594,531)	(791,254)	(2,454,599)
Principal repayments on borrowings under convertible notes	—	(143,750)	—
Principal repayments on borrowings under collateralized loan obligations	(176,519)	—	—
Payments of debt and collateralized debt obligation issuance costs	(7,744)	(5,811)	(32,870)
Payments of common stock dividends	(81,799)	(118,854)	(115,366)
Payments of preferred stock dividends	(21,304)	(21,304)	(21,540)
Payments of stock issuance costs	—	—	(1,384)
Payments to reacquire common stock	(10,026)	—	(35,786)
Tax withholding on stock-based compensation	(1,871)	(1,979)	(2,656)
Net cash provided by (used in) financing activities	(1,290,566)	(271,510)	1,012,859

Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	(41,766)	(102,308)	(23,149)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	148,313	250,621	273,770
Cash, Cash Equivalents and Restricted Cash at End of Period	$106,547	$148,313	$250,621

	Year Ended December 31,
	2024	2023	2022
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$104,933	$135,898	$239,791
Restricted cash	1,614	12,415	10,830
Total cash, cash equivalents and restricted cash shown in the Consolidated Statements of Cash Flows	$106,547	$148,313	$250,621

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$398,805	$430,275	$201,007
Cash paid during the period for income taxes	371	296	708

Supplemental Schedule of Non-Cash Investing and Financing Activities
Dividend declared, not yet paid	$17,178	$29,805	$29,711
Acquisition of real estate owned	175,000	76,461	—
Acquisition of other assets related to real estate owned	240	24,556	—
Assumption of other liabilities related to real estate owned	807	15,883	—
Transfer of senior loans to real estate owned	120,052	86,422	—
Noncontrolling interest contribution to real estate owned	54,331	—	—
Transfer of senior loan to equity method investment, real estate asset	82,008	—	—
Sale of real estate owned, held for sale, net of closing costs	28,948	—	—
Seller financing provided on sale of real estate owned, held for sale, net	30,040	—	—
Modifications accounted for as repayments and new loans, net of write-offs	55,051	199,439	—

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

As of December 31, 2024, KKR beneficially owned 10,000,001 shares, or 14.6% of KREF's outstanding common stock.

KREF's principal business activities are related to the origination and purchase of credit investments related to CRE. KREF’s Chief Executive Officer is the Chief Operating Decision Maker ("CODM") who allocates resources and assesses financial performance. The CODM reviews net income (loss) attributable to KREF and assesses the performance of KREF's current portfolio of leveraged and unleveraged commercial real estate loans and makes operating decisions accordingly. As a result, KREF conducts its business as a single operating segment. All expense categories on the Consolidated Statements of Operations are significant and there are no other significant segment expenses that would require disclosure.

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

Noncontrolling Interests — Noncontrolling interests represent the ownership interests in certain consolidated subsidiaries held by entities or persons other than KREF. These noncontrolling interests do not include redemption features and are presented as "Noncontrolling interests in equity of consolidated joint ventures" on the Consolidated Balance Sheets.

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

Valuation Process — The Manager reviews the valuation of Level 3 financial instruments as part of KKR's quarterly process. As of December 31, 2024, KKR’s valuation process for Level 3 measurements, as described below, subjected valuations to the review and oversight of various committees. KKR has a global valuation committee assisted by the asset class-specific valuation committees, including a real estate valuation committee that reviews and approves all preliminary Level 3 valuations for real estate assets, including the financial instruments held by KREF. The global valuation committee is responsible for coordinating and implementing KKR’s valuation process to ensure consistency in the application of valuation principles across portfolio investments and between periods. All Level 3 valuations are also subject to approval by the global valuation committee.

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

As of December 31, 2024 and 2023, KREF had $1.6 million and $12.4 million of restricted cash held in lender-controlled bank accounts, respectively. Such amounts are presented within "Other Assets" in the Consolidated Balance Sheets (Note 8).

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

KREF recognizes and measures the allowance for credit losses under the Current Expected Credit Loss ("CECL") model, which requires a reporting entity to estimate expected credit losses, not only based on historical experience and current conditions, but also by including reasonable and supportable forecasts incorporating forward-looking information. The measurement of expected credit losses under CECL is applicable to financial assets measured at amortized cost, and off-balance sheet credit

KKR Real Estate Finance Trust Inc.
Notes to Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)
exposures such as unfunded loan commitments. The allowance for credit losses is deducted from the respective loans’ amortized cost basis on KREF's Consolidated Balance Sheets. The allowance for credit losses attributed to unfunded loan commitments is included in “Other liabilities” on the Consolidated Balance Sheets (Note 8).

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

Commercial Real Estate Loans, Held-For-Sale — Loans that KREF originates or acquires, which KREF is unable to hold, or management intends to sell or otherwise dispose of, in the foreseeable future are classified as held-for-sale and are carried at the lower of amortized cost or fair market value.

Real Estate Owned — To maximize recovery from a defaulted loan, KREF may assume legal title or physical possession of the underlying collateral through foreclosure or the execution of a deed in lieu of foreclosure. Foreclosed properties are initially recognized at fair value in accordance with Accounting Standards Codification ("ASC") 805 on KREF's Consolidated Balance Sheets as "Real Estate Owned" when KREF assumes legal title or physical possession. KREF’s cost basis in REO equals the estimated fair value on the acquisition date. The value of acquired REO is allocated based on the relative fair values of assets acquired and liabilities assumed, including, but not limited to, land, building, furniture and fixtures, and intangibles.

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

Dividends Payable — KREF records dividends payable on its common stock and preferred stock upon declaration of such dividends. In December 2024, KREF's board of directors declared a dividend of $0.25 per share of common stock to stockholders of record as of December 31, 2024, which was accrued in “Dividends payable” on KREF’s Consolidated Balance Sheets as of December 31, 2024 and was subsequently paid on January 15, 2025. In October 2024, KREF's board of directors declared a dividend of $0.41 per each issued and outstanding share of the Company’s 6.50% Series A Cumulative Redeemable Preferred Stock, which represents an annual dividend of $1.625 per share. The dividend was paid on December 13, 2024 to KREF’s preferred stockholders of record as of November 29, 2024.

Repurchased Stock — KREF accounts for repurchases of its common stock based on the settlement date and presents repurchased stock in “Repurchased stock” on its Consolidated Balance Sheets (Note 10). Payments for stock repurchases that are not yet settled as of the reporting date are presented within “Other assets” on the Consolidated Balance Sheets. Retirement of repurchased stock is recorded as an offset to “Additional paid-in capital” on the Consolidated Balance Sheets. As of December 31, 2024, all shares repurchased by KREF were retired.

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

KKR Real Estate Finance Trust Inc.
Notes to Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)

Other Income — KREF recognizes interest income earned on its cash balances and miscellaneous fee income in “Other miscellaneous income” on its Consolidated Statements of Income.

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

Commercial Real Estate Loans, Held-For-Sale — For commercial real estate loans held-for-sale, KREF applies the lower of cost or fair market value, and may be required, from time to time, to record an impairment.

Accrued Interest Receivables — KREF elected not to measure an allowance for credit losses for accrued interest receivables. KREF generally writes off an accrued interest receivable balance when interest is 90 days or more past due unless the loan is both well secured and in the process of collection. Write-offs of accrued interest receivable are recognized as "Provision for (reversal of) credit losses, net" in the Consolidated Statements of Income.

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

As of December 31, 2024 and 2023, KREF did not have any material deferred tax assets or liabilities arising from future tax consequences attributable to differences between the carrying amounts of existing assets and liabilities in accordance with GAAP and their respective tax bases.

KREF recognizes tax benefits for uncertain tax positions only if it is more likely than not that the position is sustainable based on its technical merits. Interest and penalties on uncertain tax positions are included as a component of the provision for income taxes in KREF's Consolidated Statements of Income. As of December 31, 2024, KREF did not have any material uncertain tax positions.

Stock-Based Compensation

KREF's stock-based compensation consists of awards issued to employees of the Manager or its affiliates that vest over the life of the awards, as well as restricted stock units issued to certain members of KREF's board of directors. KREF recognizes the compensation cost of stock-based awards to its directors and employees of the Manager or its affiliates on a straight-line basis over the awards’ term at their grant date fair value. Certain stock-based awards are entitled to nonforfeitable dividends, at the same rate as those declared on the common stock, during the vesting period. Such nonforfeitable dividends are deducted from "Retained earnings (Accumulated deficit)" in the consolidated financial statements. KREF accounts for forfeitures as they occur. Refer to Note 11 for additional information.

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

Recently Adopted Accounting Standards

In 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires a public entity to disclose significant segment expenses and other segment items on an annual and interim basis and to provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. Public entities with a single reportable segment are required to provide the new disclosures and all the disclosures required under ASC 280. The guidance is applied retrospectively to all periods presented in the financial statements, unless it is impracticable. KREF adopted ASU 2023-07 in the year ended December 31, 2024 and the adoption did not have a material impact on KREF's consolidated financial statements.

Recent Accounting Pronouncements

In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40), which requires a public business entity to provide disaggregated disclosures, in the notes to the financial statements, of certain categories of expenses that are included in expense line items on the face of the income statement. The guidance is effective for KREF in its 2027 annual reporting. The guidance is applied prospectively and may be applied retrospectively. KREF is evaluating the impact of ASU 2024-03.

KKR Real Estate Finance Trust Inc.
Notes to Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)
Note 3. Commercial Real Estate Loans

The following table summarizes KREF's investments in commercial real estate loans as of December 31, 2024 and 2023:

					Weighted Average(C)
Loan Type	Outstanding Principal	Amortized Cost(A)	Carrying Value(B)	Loan Count	Floating Rate Loan %	Coupon(D)	Life (Years)(E)
December 31, 2024
Loans held-for-investment(F)
Senior loans	$5,900,163	$5,888,622	$5,771,519	51	98.6%	7.5%	2.0
Total/Weighted Average	$5,900,163	$5,888,622	$5,771,519	51	98.6%	7.5%	2.0

December 31, 2023
Loans held-for-investment(F)
Senior loans	$7,324,758	$7,298,844	$7,089,930	67	98.9%	8.7%	2.7
Mezzanine loans	44,667	44,704	43,148	2	100.0	14.1	2.1
Total/Weighted Average	$7,369,425	$7,343,548	$7,133,078	69	98.9%	8.7%	2.7

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
(E)    The weighted average life assumes all extension options are exercised by the borrowers.
(F)    Excludes fully written off loans.

Activity — For the years ended December 31, 2024 and 2023, the loan portfolio activity was as follows:

	Amortized Cost	Allowance for Credit Losses	Carrying Value
Balance at December 31, 2022	$7,494,138	$(106,974)	$7,387,164
Originations and future fundings, net(A)	876,726	—	876,726
Proceeds from sales and loan repayments(B)	(890,785)	—	(890,785)
Accretion of loan discount and other amortization, net	23,597	—	23,597
Payment-in-kind interest	—	—	—
(Provision for) Reversal of credit losses	—	(177,202)	(177,202)
Write-offs charged(C)	(73,706)	73,706	—
Transfer to real estate owned	(86,422)	—	(86,422)
Balance at December 31, 2023	$7,343,548	$(210,470)	$7,133,078
Originations and future fundings, net(A)	383,338	—	383,338
Proceeds from sale, loan repayments and cost recovery interest(B)	(1,481,473)	—	(1,481,473)
Accretion of loan discount and other amortization, net	17,197	—	17,197
Payment-in-kind interest	991	—	991
(Provision for) Reversal of credit losses	—	(80,179)	(80,179)
Write-offs charged(C)	(173,771)	173,771	—
Write-offs recovered	225	(225)	—
Transfer to real estate owned	(201,433)	—	(201,433)
Balance at December 31, 2024	$5,888,622	$(117,103)	$5,771,519

(A)    Net of applicable premiums, discounts and deferred loan origination costs. Includes fundings on previously originated loans.
(B)    Includes $2.5 million and $9.8 million of cost recovery interest collections applied as a reduction to loan amortized cost during the years ended December 31, 2024 and 2023, respectively.
(C)    Includes a $35.9 million write-off of a subordinated loan during the fourth quarter of 2024, a $1.8 million write-off on a senior loan repaid during the third quarter of 2024, and a combined $98.5 million write-off on two senior loans and a $37.5 million write-off of a mezzanine loan during the second quarter of 2024. Includes a $58.7 million write-off on a senior loan during the fourth quarter of 2023, and a $15.0 million write-off of a subordinated loan during the third quarter of 2023.

KKR Real Estate Finance Trust Inc.
Notes to Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)
As of December 31, 2024 and 2023, there were $7.3 million and $20.8 million, respectively, of unamortized origination discounts and deferred fees included in "Commercial real estate loans, held-for-investment, net" on the Consolidated Balance Sheets.

KREF may enter into loan modifications that include, among other changes, incremental capital contributions or partial repayments from certain borrowers, repurposing of reserves, and a temporary partial deferral of coupon as payment-in-kind interest (“PIK Interest”), which is capitalized, compounded, and added to the outstanding principal balance of the respective loans.

In January 2023, KREF modified a risk-rated 5 senior office loan located in Philadelphia, PA, with an outstanding principal balance of $161.0 million. The terms of the modification included, among others, a $25.0 million principal repayment and a restructure of the $136.0 million senior loan (after the $25.0 million repayment) into (i) a $116.5 million committed senior mortgage loan (with $5.5 million in unfunded commitment) and (ii) a $25.0 million junior mezzanine note. The restructured senior loan earns a coupon rate of S+2.75% and has a new term of up to four years, assuming all extension options are exercised. The $25.0 million junior mezzanine note is subordinate to a new $41.5 million committed senior mezzanine note held by the sponsor (with $16.5 million in unfunded commitment) and was deemed uncollectible and written off in December 2022. The loan modification was accounted for as a new loan for GAAP purposes. The restructured senior loan with an outstanding principal balance of $114.3 million was risk-rated 3 as of December 31, 2024.

In June 2023, KREF modified a risk-rated 5 senior office loan located in Minneapolis, MN, with an outstanding principal balance of $194.4 million. The terms of the modification included, among others, a restructure of the $194.4 million senior loan into (i) a $120.0 million senior mortgage loan (fully funded) and (ii) a $79.4 million mezzanine note (with $5.0 million in unfunded commitment). The restructured senior loan earns a coupon rate of S+2.25% and the mezzanine note earns a fixed 4.5% PIK interest rate. Post modification, the whole loan’s maximum maturity is July 2025, assuming all extension options are exercised. The restructured whole loan with an outstanding principal balance of $194.4 million was risk-rated 5 as of December 31, 2024.

In September 2023, KREF modified a risk-rated 4 senior office loan located in Chicago, IL, with an outstanding principal balance of $118.4 million. The terms of the modification included, among others, a $15.0 million principal repayment, a $15.0 million reduction in unfunded loan commitment, and a restructure of the $103.4 million senior loan (after the $15.0 million repayment) into (i) a $105.0 million committed senior mortgage loan (with $16.6 million in unfunded commitment) and (ii) a $15.0 million subordinated note which is subordinate to a new $18.5 million sponsor interest. The restructured senior loan earns a coupon rate of S+2.25% and has a new term of five years. The $15.0 million subordinated note was deemed uncollectible and written off in September 2023. The loan modification was accounted for as a new loan for GAAP purposes. The restructured senior loan with an outstanding principal balance of $90.5 million was risk-rated 3 as of December 31, 2024.

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

In December 2024, KREF modified a risk-rated 5 senior life science loan located in San Carlos, CA, with an outstanding principal balance of $103.2 million. The terms of the modification included a $13.1 million principal repayment, and a restructure of the $90.1 million senior loan (after the $13.1 million repayment) into (i) a $89.1 million committed senior mortgage loan (with $34.9 million in unfunded commitment), and (ii) a $35.9 million subordinated note which is subordinate to a new $20.0 million sponsor interest. The restructured senior loan earns a coupon rate of S+1.00% and has a new term of three years. The $35.9 million subordinated note was deemed uncollectible and written off in December 2024. The loan modification was accounted for as a new loan for GAAP purposes. The restructured senior loan with an outstanding principal balance of $55.1 million was risk-rated 3 as of December 31, 2024.

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

KKR Real Estate Finance Trust Inc.
Notes to Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)

The following tables summarize the carrying value of the loan portfolio based on KREF's internal risk ratings:

December 31, 2024					December 31, 2023
Risk Rating	Number of Loans(A)	Carrying Value	Total Loan Exposure	Total Loan Exposure %	Number of Loans(A)	Carrying Value	Total Loan Exposure(B)	Total Loan Exposure %
1	—	$—	$—	—%	—	$—	$—	—%
2	—	—	—	—	2	19,392	57,925	1
3	47	5,393,333	5,400,698	92	60	6,493,506	6,511,894	86
4	2	193,687	193,727	3	4	325,286	476,112	6
5	2	301,602	305,738	5	3	505,364	512,105	7
Total loan receivable	51	$5,888,622	$5,900,163	100%	69	$7,343,548	$7,558,036	100%
Allowance for credit losses		(117,103)				(210,470)
Loan receivable, net		$5,771,519				$7,133,078

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

As of December 31, 2024, the average risk rating of KREF's portfolio was 3.1, weighted by total loan exposure, as compared to 3.2 as of December 31, 2023.

Loan Vintage — The following tables present the amortized cost of the loan portfolio by KREF's internal risk rating and year of origination. The risk ratings are updated as of December 31, 2024 and 2023 in the corresponding table.

December 31, 2024
			Amortized Cost by Year of Origination(A)
Risk Rating	Number of Loans(B)	Outstanding Principal(B)	2024	2023	2022	2021	2020	Prior	Total
Commercial Real Estate Loans
1	—	$—	$—	$—	$—	$—	$—	$—	$—
2	—	—	—	—	—	—	—	—	—
3	47	5,400,698	85,151	205,586	1,600,399	3,007,464	150,638	344,095	5,393,333
4	2	193,727	—	—	84,425	109,262	—	—	193,687
5	2	305,738	—	—	111,490	—	—	190,112	301,602
	51	$5,900,163	$85,151	$205,586	$1,796,314	$3,116,726	$150,638	$534,207	$5,888,622
Year-to-date gross write-offs charged			$—	$—	$35,902	$136,037	$1,832	$—	$173,771
Year-to-date gross write-offs recovered			$—	$—	$—	$—	$—	$225	$225

December 31, 2023
			Amortized Cost by Year of Origination(A)
Risk Rating	Number of Loans(B)	Outstanding Principal(B)	2023	2022	2021	2020	2019	Prior	Total
Commercial Real Estate Loans
1	—	$—	$—	$—	$—	$—	$—	$—	$—
2	2	19,314	—	—	—	19,392	—	—	19,392
3	60	6,511,894	203,576	1,953,866	3,323,800	217,375	517,491	277,398	6,493,506
4	4	326,112	—	184,539	140,748	—	—	—	325,286
5	3	512,105	—	—	315,240	—	—	190,123	505,364
	69	$7,369,425	$203,576	$2,138,405	$3,779,788	$236,767	$517,491	$467,521	$7,343,548
Year-to-date gross write-offs charged			$—	$—	$—	$—	$73,706	$—	$73,706

(A)    Represents the date a loan was originated or acquired. Origination dates are subsequently updated to reflect material loan modifications.
(B)    Excludes fully written off loans.

KKR Real Estate Finance Trust Inc.
Notes to Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)
Allowance for Credit Losses — The following tables present the changes to the allowance for credit losses for the years ended December 31, 2024 and 2023, respectively:

	Commercial Real Estate Loans	Unfunded Loan Commitments	Total
Balance at December 31, 2022	$106,974	$4,138	$111,112
Provision for (reversal of) credit losses, net	177,202	(2,086)	175,116
Write-offs charged	(73,706)	—	(73,706)
Balance at December 31, 2023	$210,470	$2,052	$212,522
Provision for (reversal of) credit losses, net	80,179	426	80,605
Write-offs charged	(173,771)	—	(173,771)
Write-off recovered	225	—	225
Balance at December 31, 2024	$117,103	$2,478	$119,581

As of December 31, 2024, the allowance for credit losses was $119.6 million. The CECL provision of $80.6 million for the year ended December 31, 2024 was primarily due to additional reserves for risk-rated 5 loans in the office and life science sectors.

KREF had a risk-rated 5 senior office loan located in Minneapolis, MN, originated in November 2017. The property is located in a challenged leasing market. As of December 31, 2024, the loan had an outstanding principal balance of $194.4 million, an unfunded commitment of $5.0 million and an amortized cost of $190.1 million. In June 2023, KREF restructured the $194.4 million senior loan into (i) a $120.0 million senior mortgage loan (fully funded) and (ii) a $79.4 million mezzanine note (with $5.0 million in unfunded commitment). The restructured senior loan earns a coupon rate of S+2.25% and the mezzanine note earns a fixed 4.5% PIK interest rate. Post modification, the whole loan’s maximum maturity is July 2025, assuming all extension options are exercised. Since June 2023, the loan has been on nonaccrual status. During the year ended December 31, 2024, KREF recognized $9.1 million of interest income on this loan.

KREF had a risk-rated 5 senior multifamily loan located in West Hollywood, CA, originated in January 2022. As of December 31, 2024, the loan had an outstanding principal balance of $111.3 million, an unfunded commitment of $0.9 million and an amortized cost of $111.5 million. The loan's maximum maturity is February 2027, assuming all extension options are exercised. In September 2024, this loan was placed on nonaccrual status. During the year ended December 31, 2024, KREF recognized $8.7 million of interest income on this loan.

The 5-rated loans were determined to be collateral dependent as of December 31, 2024. KREF estimated expected losses based on the loan’s collateral fair value, which was determined by applying a capitalization rate of 9.8%, a discount rate between 10.0% and 11.0%, and an average price per square foot ("PSF") of $1,375.

As of December 31, 2023, the allowance for credit losses was $212.5 million. The CECL provision of $175.1 million for the year ended December 31, 2023 was primarily due to additional reserves on risk-rated 5 senior loans predominantly in the office sector, as well as macroeconomic conditions.

KKR Real Estate Finance Trust Inc.
Notes to Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)
Concentration of Credit Risk — The following tables present the geographies and property types of collateral underlying KREF's commercial real estate loans as a percentage of the loans' principal amounts:

	December 31, 2024	December 31, 2023		December 31, 2024	December 31, 2023
Geography(A)			Collateral Property Type(A)
California	16.9%	17.7%	Multifamily	46.7%	41.9%
Texas	15.1	15.3	Office	19.2	22.2
Massachusetts	13.1	10.4	Industrial	13.4	14.5
Florida	8.7	8.7	Life Science	11.7	10.2
Virginia	8.6	7.7	Hospitality	4.2	5.0
North Carolina	5.3	4.1	Self-Storage	2.5	1.7
Washington D.C.	4.6	6.3	Student Housing	1.9	1.5
Pennsylvania	4.5	3.5	Mixed Use	0.5	—
New York	4.5	6.1	Single Family Rental	—	0.9
Washington	4.0	4.2	Condo (Residential)	—	2.0
Minnesota	3.3	2.6	Retail	—	0.1
Georgia	2.7	2.7	Total	100.0%	100.0%
Nevada	2.6	2.1
Illinois	1.5	1.4
Colorado	1.2	1.1
Alabama	1.1	0.9
Tennessee	1.1	0.9
Arizona	0.5	3.3
Other U.S.	0.7	1.0
Total	100.0%	100.0%

(A)    Excludes fully written off loans with a combined outstanding principal balance of $113.4 million, representing 1.9% of KREF’s commercial real estate loans, as of December 31, 2024. Prior year balances were not recasted as the impact was not material.

KKR Real Estate Finance Trust Inc.
Notes to Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)
Note 4. Real Estate Owned

Real Estate Owned, Held For Investment

Portland Retail / Redevelopment — In 2015, KREF originated a $177.0 million senior loan secured by a retail property in Portland, OR. In December 2021, KREF took title to the retail property and accounted for the property on a consolidated basis (Note 9). The transaction was accounted for as an asset acquisition under ASC 805. Accordingly, KREF recorded the property on the Consolidated Balance Sheets as REO with a carrying value of $78.6 million, which included the estimated fair value of the property. KREF contributed a portion of the REO asset with a carrying value of $68.9 million to a joint venture (the "REO JV") with a third party local developer (“JV Partner”), whereby KREF had a 90% interest and the JV Partner had a 10% interest. The JV Partner's interest in the property was presented within "Noncontrolling interests in equity of consolidated joint ventures" on the Consolidated Balance Sheets. In September 2023, the REO JV submitted a conceptual master plan to the City of Portland’s Bureau of Development Services in an application for a Design Advice Request (DAR) meeting with the City's Design Commission.

Mountain View Office — In 2021, KREF co-originated with a KKR affiliate a $362.8 million senior loan secured by an office property in Mountain View, CA. KREF's interest was 68.9% of the loan or $250.0 million. As of March 31, 2024, the KREF loan had a risk rating of 5 with an amortized cost of $198.9 million. In June 2024, KREF and the KKR affiliate took title to the office property through a deed-in-lieu of foreclosure ("DIL") and KREF accounted for the property on a consolidated basis (Note 9). The transaction was accounted for as an asset acquisition under ASC 805. Accordingly, KREF recorded the property and its net assets on the Consolidated Balance Sheets with an estimated fair value of $174.7 million, which included $175.0 million of REO held for investment and ($0.3) million of net working capital. As a result, KREF recognized a $79.9 million loan write-off for the difference between KREF's interest in the amortized cost of the foreclosed loan and KREF's share of the fair value of the REO’s net assets and closing costs. The KKR affiliate's interest in the property was 31.1%, or $54.3 million, upon DIL and was presented within "Noncontrolling interests in equity of consolidated joint ventures" on the Consolidated Balance Sheets.

Real Estate Owned, Held For Sale

Philadelphia Office / Garage — In 2019, KREF originated a $182.6 million senior loan secured by an office portfolio in Philadelphia, PA. As of September 30, 2023, the loan had a risk rating of 5 with an amortized cost of $151.1 million. In December 2023, KREF received a $6.0 million partial repayment and then took title to the office property through a DIL. The transaction was accounted for as an asset acquisition under ASC 805. Accordingly, KREF recorded the portfolio and its net assets on the Consolidated Balance Sheets with an estimated fair value of $86.4 million, which included $1.3 million of cash received and $76.5 million, $24.6 million and $15.9 million allocated to REO held for sale, lease intangible and other assets, and leasing and other liabilities, respectively. As a result, KREF recognized a $58.7 million loan write-off for the difference between the amortized cost of the foreclosed loan and the fair value of the REO’s net assets.

In June 2024, KREF sold a portion of the portfolio for a gross sales price of $41.0 million and recognized a realized loss of $0.6 million after buyer credits and closing costs. Concurrently, KREF provided financing to the buyer through a senior loan with an initial principal balance of $30.1 million ($83.7 million total commitment). The senior loan earns a coupon rate of S+4.3% and has a maximum maturity of June 2029, assuming all extension options are exercised. The senior loan is presented within “Commercial real estate loans, held-for-investment, net” on the Consolidated Balance Sheets.

As of December 31, 2024, the remaining REO assets and liabilities met the criteria to be classified as held for sale under ASC 360. As such, depreciation and amortization on the REO and related lease intangibles were suspended.

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

KKR Real Estate Finance Trust Inc.
Notes to Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)
The following table presents the REO assets and liabilities included on KREF's Consolidated Balance Sheets:

	December 31, 2024	December 31, 2023
Real estate owned, held for investment
Assets
Real estate owned - land	$192,652	$78,569
Real estate owned - land improvements	9,586	3,522
Real estate owned - buildings	58,642	—
Real estate owned - building improvements	2,582	—
Real estate owned	263,462	82,091
Less: Accumulated depreciation	(983)	—
Real estate owned, net	262,479	82,091
Cash(A)	747	2,152
In-place lease intangibles(B)	134	201
Tenant receivables(B)	188	692
Other assets(B)	2,329	1,256
Total	$265,877	$86,392
Liabilities
Unfavorable lease intangibles(C)	$730	$1,095
Other liabilities(C)	3,568	4,268
Total	$4,298	$5,363

Real estate owned, held for sale
Assets
Real estate owned, held for sale	$45,127	$76,461
In-place lease intangibles	7,887	15,928
Favorable lease intangibles	2,663	3,885
Other assets	877	4,743
Total	$56,554	$101,017
Liabilities
Unfavorable lease intangibles	$378	$1,087
Other liabilities	950	14,796
Total	$1,328	$15,883

(A)     Included in “Cash and cash equivalents” on the Consolidated Balance Sheets.
(B)    Included in “Other assets” on the Consolidated Balance Sheets.
(C)    Included in “Other liabilities” on the Consolidated Balance Sheets.

The following table presents the REO operations and related income (loss) included in KREF’s Consolidated Statements of Income:

	Year Ended December 31,
	2024	2023
Rental income	$13,898	$7,038
Other operating income(A)	8,968	1,507
Revenue from REO operations	22,866	8,545
Operating expense	(22,117)	(11,190)
Depreciation expense	(983)	—
Expenses from REO operations	(23,100)	(11,190)
Other income (loss)(B)	37	1,722
Total	$(197)	$(923)

(A)    Includes $5.3 million of insurance proceeds received during the third quarter of 2024.
(B)    Included in "Other miscellaneous income" in the Consolidated Statements of Income.

KKR Real Estate Finance Trust Inc.
Notes to Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)
The following table presents the amortization of lease intangibles included in KREF’s Consolidated Statements of Income:

		Year Ended December 31,
	Income Statement Location	2024	2023
Asset
In-place lease intangibles	Expenses from real estate owned operations	$67	$67
Liability
Unfavorable lease intangibles	Revenue from real estate owned operations	365	365

The following table presents the amortization of lease intangibles related to REO, held for investment for each of the succeeding fiscal years:

Year	In-place Lease Intangible Assets	Unfavorable Lease Intangible Liabilities
2025	67	365
2026	67	365

Future Minimum Lease Payments — The following table presents the future minimum lease payments to be collected under non-cancelable operating leases, excluding tenant reimbursements of expenses:

Year	Contractual Lease Payments
2025	$6,489
2026	5,834
2027	5,056
2028	3,686
2029	2,673
Thereafter	5,415

KKR Real Estate Finance Trust Inc.
Notes to Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)
Note 5. Debt Obligations

The following table summarizes KREF's secured financing arrangements in place as of December 31, 2024 and 2023:

	December 31, 2024								December 31, 2023
	Facility						Collateral		Facility
	Current Maturity	Final Stated Maturity(A)	Maximum Facility Size	Outstanding Principal	Carrying Value(B)	Weighted Average Funding Cost(C)	Outstanding Principal	Carrying Value	Carrying Value(B)
Master Repurchase Agreements(D)
Wells Fargo	Sep 2027	Sep 2029	$1,000,000	$651,922	$650,621	6.0%	$943,100	$929,873	$645,091
Morgan Stanley	Mar 2026	Mar 2026	600,000	277,171	276,875	6.7	442,548	405,727	483,055
Goldman Sachs	Dec 2025	Dec 2027	400,000	108,973	107,973	7.0	210,008	208,588	346,464
Term Loan Facility
KREF Lending VII(E)	Match-term	Match-term	1,000,000	553,966	553,834	6.4	714,418	705,459	560,945
Term Lending Agreements
KREF Lending IX(F)	Match-term	Match-term	460,877	437,983	437,002	6.3	598,150	594,155	693,458
KREF Lending V	Jun 2025	Jun 2026	177,494	177,494	177,408	6.9	311,977	295,974	327,163
KREF Lending XII	Match-term	Match-term	350,000	99,271	99,233	5.7	149,596	146,935	166,308
BMO Facility	Match-term	Match-term	300,000	74,899	74,727	6.3	94,954	94,238	137,752
Warehouse Facility
HSBC Facility	Mar 2026	Mar 2026	500,000	—	(12)	—	—	—	(11)
Asset Specific Financing
KREF Lending XIII	Aug 2026	Aug 2027	265,625	194,672	193,285	7.7	229,026	224,798	163,836
KREF Lending XIV	Oct 2026	Oct 2027	125,000	48,544	47,761	7.4	60,680	59,210	(1,216)
KREF Lending XI	Sep 2025	Sep 2026	100,000	100,000	99,967	7.1	125,000	123,664	99,574
Revolving Credit Agreement
Revolver(G)	Mar 2027	Mar 2027	610,000	80,000	80,000	6.5	n.a.	n.a.	160,000
Total / Weighted Average			$5,888,996	$2,804,895	$2,798,674	6.5%			$3,782,419

(A)    Final Stated Maturity is determined based on the maximum maturity of the underlying financing agreements or corresponding loans, assuming all extension options in KREF's discretion are exercised. The weighted average life of the match-term facilities was 0.9 and 2.3 years, based on the current and final stated maturities, respectively, of the average weighted outstanding principal of collateral loans as of December 31, 2024.
(B)    Net of $6.2 million and $11.6 million unamortized deferred financing costs as of December 31, 2024 and 2023, respectively.
(C)    Including deferred financing costs and applicable index in effect as of December 31, 2024. Average weighted by the outstanding principal of the facility.
(D)    Borrowings under these repurchase agreements are collateralized by senior loans and bear interest equal to the sum of (i) Term SOFR, and (ii) a financing spread. As of December 31, 2024 and 2023, the percentage of the outstanding principal of the collateral sold and not borrowed under these repurchase agreements, or average "haircut" weighted by outstanding principal of collateral, was 34.9% and 33.8%, respectively (or 32.1% and 32.2%, respectively, if KREF had borrowed the maximum amount approved by its repurchase agreement counterparties as of such dates).
(E)    The term loan facility provides asset-based financing on a non-mark-to-market basis with match-term up to five years, with additional two-year extension available to KREF.
(F)    In May 2024, the lender assigned its rights and obligations under the KREF Lending IX Facility to another financial institution.
(G)    As of December 31, 2024, the revolver carrying value excluded $2.8 million unamortized debt issuance costs presented within "Other assets" on KREF's Consolidated Balance Sheets.

As of December 31, 2024 and 2023, KREF had outstanding master repurchase agreements, term lending agreements and warehouse facility where the amount at risk with any individual counterparty, or group of related counterparties, exceeded 10.0% of KREF’s stockholders' equity. The amount at risk under these arrangements is the net counterparty exposure, defined as the excess of the carrying amount (or market value, if higher than the carrying amount, for repurchase agreements) of the assets sold under agreement to repurchase, including accrued interest receivable plus any cash or other assets on deposit to secure the repurchase obligation, over the amount of the repurchase liability, adjusted for accrued interest payable.

KKR Real Estate Finance Trust Inc.
Notes to Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)
The following table summarizes certain characteristics of KREF's repurchase agreements where the amount at risk with any individual counterparty, or group of related counterparties, exceeded 10.0% of KREF’s stockholders' equity as of December 31, 2024 and 2023:

	Outstanding Principal	Net Counterparty Exposure	Percent of Stockholders' Equity	Weighted Average Life (Years)(A)
December 31, 2024
Morgan Stanley	$755,455	$316,833	23.5%	1.6
Wells Fargo	651,922	282,980	21.0	2.3
Total / Weighted Average	$1,407,377	$599,813	44.5%	1.9
December 31, 2023
Wells Fargo	$646,559	$248,891	17.7%	2.7
Morgan Stanley	483,339	203,080	14.5	1.6
KREF Lending IX	696,605	172,462	12.3	3.1
Goldman Sachs	347,329	170,236	12.1	2.9
Total / Weighted Average	$2,173,832	$794,669	56.6%	2.6

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

Activity — For the years ended December 31, 2024 and 2023, the activity related to the carrying value of KREF’s secured financing agreements were as follows:

Secured Financing Agreements, Net
Balance as of December 31, 2022	$3,748,691
Principal borrowings	811,119
Principal repayments	(787,754)
Deferred debt issuance costs	(4,889)
Amortization of deferred debt issuance costs	15,252
Balance as of December 31, 2023	$3,782,419
Principal borrowings	601,861
Principal repayments	(1,591,031)
Deferred debt issuance costs	(4,734)
Amortization of deferred debt issuance costs	10,159
Balance as of December 31, 2024	$2,798,674

KKR Real Estate Finance Trust Inc.
Notes to Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)

Maturities — KREF’s secured financing arrangements in place as of December 31, 2024 had contractual maturities as follows:

Year	Nonrecourse(A)	Recourse(A)(B)	Total
2025	$211,317	$53,689	$265,006
2026	679,099	140,911	820,010
2027	1,183,398	332,134	1,515,532
2028	194,153	10,194	204,347
	$2,267,967	$536,928	$2,804,895

(A)    Represents the earlier of (i) the maximum maturity of the underlying loans pledged as collateral or (ii) the maximum maturity of the respective financing agreements.
(B)    Except for the Revolver, which is full recourse, amounts borrowed are subject to a maximum 25.0% recourse limit. The Revolver matures in March 2027.

Covenants — KREF is required to comply with customary loan covenants and event of default provisions related to its secured financing agreements and Revolver, including, but not limited to, negative covenants relating to restrictions on operations with respect to KREF’s status as a REIT, and financial covenants. Such financial covenants include a trailing four quarter interest income to interest expense ratio covenant (1.3 to 1.0 beginning September 30, 2024 through June 30, 2025, then 1.4 to 1.0 thereafter); a consolidated tangible net worth covenant (75.0% of the aggregate cash proceeds of any equity issuances made and any capital contributions received by KREF and certain subsidiaries, or up to approximately $1,300.2 million depending upon the facility); a total indebtedness covenant (83.3% of KREF's Total Assets, as defined in the applicable financing agreements) and a cash liquidity covenant (the greater of (i) $10.0 million or (ii) 5.0% of KREF's recourse indebtedness; from September 30, 2024 and through June 30, 2025 the Revolver has a minimum cash liquidity covenant of $75.0 million).

As of December 31, 2024 and 2023, KREF was in compliance with its financial debt covenants.

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

The following tables outline CLO collateral assets and respective borrowing as of December 31, 2024 and 2023:

	December 31, 2024							December 31, 2023
	Facility					Collateral		Facility
	Wtd. Avg. Term(A)	Maximum Facility Size	Outstanding Principal	Carrying Value	Wtd. Avg. Funding Cost(B)	Outstanding Principal	Carrying Value	Carrying Value
KREF 2021-FL2	February 2039	$930,126	$930,126	$930,070	5.8%	$1,134,876	$1,122,856	$1,095,128
KREF 2022-FL3	February 2039	836,105	836,105	836,034	6.1	988,605	980,486	847,043
Total		$1,766,231	$1,766,231	$1,766,104	5.9%	$2,123,481	$2,103,342	$1,942,171

(A)    The term of the CLO notes represents the rated final distribution date. Repayments of CLO notes are dependent on timing of underlying collateral loan asset repayments post reinvestment period.
(B)    Including deferred financing costs and applicable index in effect as of December 31, 2024. Average weighted by the outstanding principal of the facility.

The following table presents the CLO assets and liabilities included in KREF’s Consolidated Balance Sheets:

Assets	December 31, 2024	December 31, 2023
Cash	$—	$5,000
Commercial real estate loans, held-for-investment	2,123,347	2,295,000
Less: Allowance for credit losses	(20,005)	(21,216)
Commercial real estate loans, held-for-investment, net	2,103,342	2,273,784
Accrued interest receivable	9,785	12,653
Other assets	155	155
Total	$2,113,282	$2,291,592
Liabilities
Collateralized loan obligations	$1,766,231	$1,942,750
Deferred financing costs	(127)	(579)
Collateralized loan obligations, net	1,766,104	1,942,171
Accrued interest payable	4,097	5,666
Total	$1,770,201	$1,947,837

The following table presents the components of net interest income of CLOs included in KREF’s Consolidated Statements of Income:

	Year Ended December 31,
	2024	2023
Interest income	$189,507	$184,286
Interest expense(A)	132,033	135,814
Net interest income	$57,474	$48,472

(A)    Includes $0.9 million and $7.2 million of deferred financing costs amortization for the years ended December 31, 2024 and 2023, respectively.

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

The loan issuance discount and issuance costs are capitalized and amortized into interest expense over the term of the secured term loan. Inclusive of the amortization of the discount and issuance costs, KREF’s total cost of the secured term loan is Adjusted Term SOFR, as defined in the secured term loan agreements, plus a 4.1% margin per annum, subject to the applicable SOFR floor, as of December 31, 2024.

The following table summarizes KREF’s secured term loan as of December 31, 2024 and 2023, respectively:

	December 31, 2024	December 31, 2023
Principal	$339,500	$343,000
Deferred financing costs	(2,988)	(4,010)
Unamortized discount	(2,659)	(3,659)
Carrying value	$333,853	$335,331

Covenants — KREF is required to comply with customary loan covenants and event of default provisions related to its secured term loan that include, but are not limited to, negative covenants relating to restrictions on operations with respect to KREF’s status as a REIT, and financial covenants. Such financial covenants include a minimum consolidated tangible net worth of $650.0 million and a maximum Total Debt to Total Assets ratio, as defined in the secured term loan agreements, of 83.3%. KREF was in compliance with such covenants as of December 31, 2024 and 2023.

KKR Real Estate Finance Trust Inc.
Notes to Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)
Note 8. Other Assets and Liabilities

The following tables present the components of KREF's other assets and other liabilities as of December 31, 2024 and 2023, respectively:

	December 31, 2024	December 31, 2023
Other assets
Restricted cash	$1,614	$12,415
Deferred financing cost, Revolver	2,811	3,747
Assets related to real estate owned, held for investment	2,651	2,149
Other	1,777	1,144
Total	$8,853	$19,455
Other liabilities
Liabilities related to real estate owned, held for investment	$4,298	$5,363
Allowance for credit losses on unfunded commitments	2,478	2,052
Other	1,748	1,935
Total	$8,524	$9,350

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

Consolidated Real Estate Owned Joint Ventures

Portland Retail / Redevelopment — In December 2021, KREF took title to a Portland retail property and contributed a portion of the REO asset to a REO JV with a JV Partner, where KREF had a 90% interest and the JV Partner had a 10% interest. Management determined the REO JV to be a VIE as the REO JV has insufficient equity-at-risk and concluded that KREF is the primary beneficiary of the REO JV as KREF holds decision-making power over the activities that most significantly impact the economic performance and has the obligation to absorb losses, or the right to receive benefits, that could be potentially significant to the REO JV. As of December 31, 2024, KREF had a priority of distributions up to $79.7 million before the JV Partner can participate in the economics of the REO JV.

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

Equity Method Investment — CMBS B-Pieces

As of December 31, 2024, KREF held a 3.5% interest in RECOP I, an unconsolidated VIE of which KREF is not the primary beneficiary. The aggregator vehicle in which KREF invests is controlled and advised by affiliates of the Manager. RECOP I primarily acquired junior tranches of CMBS newly issued by third parties. KREF will not pay any fees to RECOP I, but KREF bears its pro rata share of RECOP I's expenses. KREF reported its share of the net asset value of RECOP I in its Consolidated Balance Sheets, presented as “Equity method investment, CMBS B-Pieces” and its share of net income, presented as “Income (loss) from equity method investment” in the Consolidated Statements of Income.

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

Common Stock — In June 2024, KREF retired 5,985,696 shares of previously repurchased common stock. During the three months ended December 31, 2024, KREF repurchased and retired 859,055 shares of common stock. As of December 31, 2024, there were 68,713,596 common shares issued and outstanding, which included 1,214,534 net shares of common stock issued in connection with vested restricted stock units.

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

During the three months and year ended December 31, 2024, KREF repurchased 859,055 shares of its common stock under the repurchase program at an average price per share of $11.64 for a total of $10.0 million. As of December 31, 2024, KREF had $90.0 million of remaining capacity to repurchase shares under the program.

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

During the year ended December 31, 2024, KREF did not issue or sell any shares of common stock under the ATM. As of December 31, 2024, $93.2 million remained available for issuance under the ATM.

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

KKR Real Estate Finance Trust Inc.
Notes to Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)
Dividends — During the years ended December 31, 2024 and 2023, KREF's board of directors declared the following dividends on shares of its common stock:

			Amount
Declaration Date	Record Date	Payment Date	Per Share	Total
2024
February 1, 2024	March 28, 2024	April 15, 2024	$0.25	$17,328
June 13, 2024	June 28, 2024	July 15, 2024	0.25	17,333
September 13, 2024	September 30, 2024	October 15, 2024	0.25	17,333
December 12, 2024	December 31, 2024	January 15, 2025	0.25	17,178
				$69,172
2023
March 17, 2023	March 31, 2023	April 14, 2023	$0.43	$29,711
June 15, 2023	June 30, 2023	July 14, 2023	0.43	29,716
September 15, 2023	September 29, 2023	October 13, 2023	0.43	29,716
December 15, 2023	December 29, 2023	January 12, 2024	0.43	29,805
				$118,948

During the years ended December 31, 2024 and 2023, KREF's board of directors declared the following dividends on shares of its Series A Preferred Stock:

			Amount
Declaration Date	Record Date	Payment Date	Per Share	Total
2024
February 1, 2024	February 29, 2024	March 15, 2024	$0.41	$5,326
April 19, 2024	May 31, 2024	June 14, 2024	0.41	5,326
July 19, 2024	August 30, 2024	September 13, 2024	0.41	5,326
October 18, 2024	November 29, 2024	December 13, 2024	0.41	5,326
				$21,304
2023
February 3, 2023	February 28, 2023	March 15, 2023	$0.41	$5,326
April 21, 2023	May 31, 2023	June 15, 2023	0.41	5,326
July 21, 2023	August 31, 2023	September 15, 2023	0.41	5,326
October 20, 2023	November 30, 2023	December 15, 2023	0.41	5,326
				$21,304

KKR Real Estate Finance Trust Inc.
Notes to Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)
Note 11. Stock-based Compensation

KREF is externally managed by the Manager and does not currently have any employees. However, as of December 31, 2024, certain individuals employed by the Manager and affiliates of the Manager and certain members of KREF's board of directors were compensated, in part, through the issuance of stock-based awards.

As of December 31, 2024, KREF had 1,248,813 restricted stock unit (“RSU”) awards outstanding under the KKR Real Estate Finance Trust Inc. 2016 Omnibus Incentive Plan that was adopted on February 12, 2016 and amended and restated on November 17, 2016 (the "Incentive Plan") to certain members of KREF’s board of directors and employees of the Manager or its affiliates, none of whom are KREF employees. RSUs awarded to employees of the Manager or its affiliates, generally vest over three consecutive one-year periods and awards to certain members of KREF's board of directors generally vest over a one-year period, pursuant to the terms of the respective award agreements and the terms of the Incentive Plan. As of December 31, 2024, all outstanding RSU awards were entitled to nonforfeitable dividends during the vesting periods, at the same rate as those declared on the common stock.

The following table summarizes the activity in KREF’s outstanding RSUs and the weighted-average grant date fair value per RSU:

	Restricted Stock Units	Weighted Average Grant Date Fair Value Per RSU(A)
Unvested as of December 31, 2023	1,147,927	$14.49
Granted	681,350	11.15
Vested	(543,731)	15.20
Forfeited / cancelled	(36,733)	14.71
Unvested as of December 31, 2024	1,248,813	$12.35

(A)    The grant-date fair value is based upon the closing price of KREF’s common stock at the date of grant.

KREF expects the unvested RSUs outstanding to vest during the following years:

Year	Restricted Stock Units
2025	630,394
2026	410,085
2027	208,334
Total	1,248,813

KREF recognizes the compensation cost of RSUs awarded to employees of the Manager, or one or more of its affiliates, on a straight-line basis over the awards’ term at their grant date fair value, consistent with the RSUs awarded to certain members of KREF's board of directors.

During the years ended December 31, 2024, 2023 and 2022, KREF recognized $8.3 million, $8.1 million and $7.8 million respectively, of stock-based compensation expense included in “General and administrative” expense in the Consolidated Statements of Income. As of December 31, 2024, there was $13.6 million of total unrecognized stock-based compensation expense related to unvested share-based compensation arrangements. This cost is expected to be recognized over a weighted average period of 1.1 year.

During the years ended December 31, 2024, 2023 and 2022, KREF declared $1.2 million, $1.8 million and $1.4 million, respectively, of nonforfeitable dividends on unvested RSUs. Such nonforfeitable dividends were deducted from “Retained earnings (Accumulated deficit)” in the Consolidated Statement of Changes in Equity.

Upon any payment of shares as a result of restricted stock unit vesting, the related personal tax withholding obligation will generally be satisfied by KREF, reducing the number of shares to be delivered by a number of shares necessary to satisfy the related applicable personal tax withholding obligation. The amount results in a cash payment related to this personal tax liability and a corresponding reduction to “Additional paid-in capital” in the Consolidated Statement of Changes in Equity. 258,791 net shares of common stock were delivered for vested RSUs during the year ended December 31, 2024.

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

During the year ended December 31, 2024, 133,404 vested RSUs were deferred under the Deferral Plan. As of December 31, 2024, there were 206,112 DSUs outstanding.

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

For the years ended December 31, 2024, 2023 and 2022, 44,589, 18,209 and 171,111 weighted average unvested RSUs, respectively, were excluded from the calculation of diluted EPS because the effect was anti-dilutive.

The following table illustrates the computation of basic and diluted EPS for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023	2022
Earnings
Net Income (Loss)	$35,591	$(30,851)	$38,103
Less: Preferred stock dividends	21,304	21,304	21,304
Less: Participating securities' share in earnings	1,216	1,764	1,428
Net income (loss) attributable to common stockholders, basic and diluted	$13,071	$(53,919)	$15,371

Shares
Weighted average common shares outstanding	69,277,882	69,154,447	67,553,578
Add: Deferred stock units	119,008	25,592	—
Diluted weighted average common shares outstanding	69,396,890	69,180,039	67,553,578

Net income (loss) attributable to common stockholders, per:
Basic and diluted common share	$0.19	$(0.78)	$0.23

KKR Real Estate Finance Trust Inc.
Notes to Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)
Note 13. Commitments and Contingencies

As of December 31, 2024, KREF was subject to the following commitments and contingencies:

Litigation — From time to time, KREF may be involved in various claims and legal actions arising in the ordinary course of business. KREF establishes an accrued liability for legal proceedings only when those matters present loss contingencies that are both probable and reasonably estimable.

As of December 31, 2024, KREF was not involved in any material legal proceedings regarding claims or legal actions against KREF.

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

Capital Commitments — As of December 31, 2024, KREF had future funding commitments of $454.3 million related to its investments in commercial real estate loans. These future funding commitments primarily relate to construction projects, capital improvements, tenant improvements and leasing commissions. Generally, funding commitments are subject to certain conditions that must be met, such as customary construction draw certifications, minimum credit metrics or executions of new leases before advances are made to the borrower.

In January 2017, KREF committed $40.0 million to invest in an aggregator vehicle alongside RECOP I. The two-year investment period for RECOP I ended in April 2019. As of December 31, 2024, KREF had a remaining commitment of $4.3 million to RECOP I.

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

KKR Real Estate Finance Trust Inc.
Notes to Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)
No awards may be granted under the Incentive Plan on and after February 12, 2026. The Incentive Plan will continue to apply to awards granted prior to such date. During the years ended December 31, 2024 and 2023, 681,350 and 673,370 RSU awards, respectively, were granted to KREF's directors and employees of the Manager or its affiliates. As of December 31, 2024, 1,358,928 shares of common stock remained available for awards under the Incentive Plan.

Due to Affiliates — The following table contains the amounts presented in KREF's Consolidated Balance Sheets that it owes to affiliates:

	December 31, 2024	December 31, 2023
Management fees	$5,919	$6,523
KCM fees	—	1,747
	$5,919	$8,270
Affiliates Expenses — The following table contains the amounts included in KREF's Consolidated Statements of Income that arose from transactions with the Manager:

	Year Ended December 31,
	2024	2023	2022
Management fees	$24,533	$26,171	$25,680
Incentive compensation	—	2,491	634
Expense reimbursements and other	5,731	6,581	4,385
	$30,264	$35,243	$30,699

In connection with the ATM, KCM, in its capacity as one of the sales agents, will receive commissions for the shares of KREF’s common stock it sells. This amount is not to exceed, but may be less than, 2.0% of the gross sales price per share. KREF did not sell shares under the ATM and did not incur or pay any commissions to KCM during the year ended December 31, 2024.

In connection with the BMO Facility, and in consideration for its services as the structuring agent, KREF is obligated to pay KCM a structuring fee equal to 0.35% of the respective committed loan advances under the agreement. Such fees are capitalized as deferred financing cost and amortized to interest expense over the draw period of the facility. No KCM structuring fees in connection with the facility were paid during the year ended December 31, 2024.

In connection with the KREF Lending IX Facility entered into in July 2021, and in consideration for structuring and sourcing this arrangement, KREF is obligated to pay KCM a structuring fee equal to 0.75% of the respective committed loan advances under the agreement. Such fees are capitalized as deferred financing cost and amortized to interest expense over the draw period of the facility. No KCM structuring fees in connection with the facility were paid during the year ended December 31, 2024.

In connection with the KREF Lending XII Facility entered into in 2022, and in consideration for structuring and sourcing this arrangement, KREF was obligated to pay KCM a structuring fee equal to 0.35% of the respective loan advances under the agreement. Such fees were capitalized as deferred financing cost and amortized to interest expense over the draw period of the facility. This fee arrangement was terminated in December 2024, resulting in a $1.7 million reversal of accrued KCM fee. No KCM structuring fees in connection with the facility were paid during the year ended December 31, 2024.

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

KKR Real Estate Finance Trust Inc.
Notes to Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)
Note 15. Fair Value of Financial Instruments

The carrying values and fair values of KREF’s financial assets and liabilities recorded at fair value on a recurring basis, as well as other financial instruments not carried at fair value, as of December 31, 2024, were as follows:

				Fair Value
	Principal Balance	Amortized Cost	Carrying Value	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$104,933	$104,933	$104,933	$104,933	$—	$—	$104,933
Commercial real estate loans, held-for-investment, net	5,900,163	5,888,622	5,771,519	—	—	5,768,648	5,768,648
	$6,005,096	$5,993,555	$5,876,452	$104,933	$—	$5,768,648	$5,873,581
Liabilities
Secured financing agreements, net	$2,804,895	$2,798,674	$2,798,674	$—	$—	$2,798,674	$2,798,674
Collateralized loan obligations, net	1,766,231	1,766,104	1,766,104	—	—	1,745,561	1,745,561
Secured term loan, net	339,500	333,853	333,853	—	341,198	—	341,198
	$4,910,626	$4,898,631	$4,898,631	$—	$341,198	$4,544,235	$4,885,433

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

The following table contains the Level 3 inputs used to value assets and liabilities on a recurring and nonrecurring basis or where KREF discloses fair value as of December 31, 2024:

	Fair Value	Valuation Methodologies	Unobservable Inputs	Weighted Average(A)	Range
Assets and Liabilities
Commercial real estate loans, held-for-investment	$5,768,648	Discounted cash flow	Discount margin	4.0%	2.9% - 9.5%
			Discount rate	10.4%	10.0% - 11.0%
			Capitalization rate	9.8%	9.8%
	$5,768,648

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

Assets and Liabilities for Which Fair Value is Only Disclosed

KREF does not carry its secured financing agreements at fair value as management did not elect the fair value option for these liabilities. As of December 31, 2024, the fair value of KREF's financing facilities approximated their respective carrying value.

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

KREF consolidates subsidiaries that incur U.S. federal, state and local income taxes, based on the tax jurisdiction in which each subsidiary operates. During the years ended December 31, 2024, 2023 and 2022, KREF recorded income tax expense of $0.2 million, $0.7 million and $0.1 million, respectively, related to the operations of its taxable REIT subsidiaries and various other state and local taxes. There were no material deferred tax assets or liabilities as of December 31, 2024 and 2023.

Common stock distributions treated as dividends for tax purposes were taxable as follows:

Year	Ordinary Dividends	Qualified Dividends	Long Term Capital Gain	Return of Capital
2024	—%	—%	—%	100.0%
2023	91.5	—	—	8.5
2022	100.0	—	—	—
2021	99.1	1.2	0.9	—

KKR Real Estate Finance Trust Inc.
Notes to Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)
Note 17. Subsequent Event

The following events occurred subsequent to December 31, 2024:

Dividends

In January 2025, KREF paid $17.3 million in dividends on its common stock, or $0.25 per share, with respect to the fourth quarter of 2024, to stockholders of record on December 31, 2024.

Investing Activities

KREF originated the following loans:

Description/ Location	Property Type	Month Originated	Committed Principal Amount	Initial Principal Funded	Coupon		Maturity Date(A)	LTV
Senior Loan, Nashville, TN	Hospitality	January 2025	$75,750	$75,000	+	3.3%	January 2030	64%
Senior Loan, Various (B)	Multifamily	January 2025	148,500	147,000	+	3.0	February 2030	71
Total/Weighted Average			$224,250	$222,000	+	3.1%		69%

(A)    Maturity date assumes all extension options are exercised, if applicable.
(B)    The total whole loan is $247.5 million, co-originated by KREF and a KKR affiliate. KREF's interest is 60.0% of the loan.

KKR Real Estate Finance Trust Inc.
Notes to Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)
Note 18. Summary Quarterly Consolidated Financial Information (Unaudited)
The following tables summarize KREF's quarterly financial data which, in the opinion of management, reflects all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of KREF's results of operations for the years ended December 31, 2024 and 2023:

	2024
	Quarter Ended				Year Ended
	March 31	June 30	September 30	December 31	December 31, 2024
Net Interest Income
Interest income	$151,620	$149,249	$140,150	$123,610	$564,629
Interest expense	112,476	108,816	103,145	88,476	412,913
Total net interest income	39,144	40,433	37,005	35,134	151,716
Other Income	7,615	7,220	10,015	4,657	29,507
Operating Expenses	50,147	22,054	54,257	20,190	146,648
Income (Loss) Before Income Taxes	(3,388)	25,599	(7,237)	19,601	34,575
Income tax expense	41	71	91	45	248
Net Income (Loss)	$(3,429)	$25,528	$(7,328)	$19,556	$34,327
Net income (loss) attributable to noncontrolling interests	(321)	(304)	60	(699)	(1,264)
Net Income (Loss) Attributable to KKR Real Estate Finance Trust Inc. and Subsidiaries	$(3,108)	$25,832	$(7,388)	$20,255	$35,591
Preferred stock dividends	5,326	5,326	5,326	5,326	21,304
Participating securities' share in earnings	305	283	277	351	1,216
Net Income (Loss) Attributable to Common Stockholders	$(8,739)	$20,223	$(12,991)	$14,578	$13,071

Net Income (Loss) Per Share of Common Stock
Basic and Diluted	$(0.13)	$0.29	$(0.19)	$0.21	$0.19

Weighted Average Number of Shares of Common Stock Outstanding
Basic and Diluted	69,386,568	69,423,244	69,434,938	69,342,983	69,396,890

KKR Real Estate Finance Trust Inc.
Notes to Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)

	2023
	Quarter Ended				Year Ended
	March 31	June 30	September 30	December 31	December 31, 2023
Net Interest Income
Interest income	$152,530	$159,629	$163,229	$165,024	$640,412
Interest expense	105,976	115,677	118,617	118,532	458,802
Total net interest income	46,554	43,952	44,612	46,492	181,610
Other Income	4,610	6,972	5,443	4,174	21,199
Operating Expenses	76,249	70,871	23,056	63,580	233,756
Income (Loss) Before Income Taxes	(25,085)	(19,947)	26,999	(12,914)	(30,947)
Income tax expense	169	177	165	199	710
Net Income (Loss)	$(25,254)	$(20,124)	$26,834	$(13,113)	$(31,657)
Net income (loss) attributable to noncontrolling interests	(177)	(96)	(307)	(226)	(806)
Net Income (Loss) Attributable to KKR Real Estate Finance Trust Inc. and Subsidiaries	$(25,077)	$(20,028)	$27,141	$(12,887)	$(30,851)
Preferred stock dividends	5,326	5,326	5,326	5,326	21,304
Participating securities' share in earnings	407	418	414	525	1,764
Net Income (Loss) Attributable to Common Stockholders	$(30,810)	$(25,772)	$21,401	$(18,738)	$(53,919)

Net Income (Loss) Per Share of Common Stock
Basic and Diluted	$(0.45)	$(0.37)	$0.31	$(0.27)	$(0.78)

Weighted Average Number of Shares of Common Stock Outstanding
Basic and Diluted	69,095,011	69,115,654	69,122,636	69,384,309	69,180,039

Schedule IV - Mortgage Loans on Real Estate
December 31, 2024
(dollars in millions)

Type of Loan	Description / Location	Interest Rates(A)				Maturity Date(B)	Payment Terms(C)	Principal Amount	Carrying Amount
Senior Loans(D)
Senior Loans in excess of 3% of the carrying amount of total loans
Senior Loan 1	Multifamily / Virginia	+	3.3%			October 2026	I/O	$375.5	$374.7
Senior Loan 2	Industrial / Various	+	2.7%			May 2027	I/O	252.3	252.3
Senior Loan 3	Life Science / Massachusetts	+	4.2%			August 2027	I/O	229.0	227.8
Senior Loan 4	Office / Washington	+	3.7%			April 2027	I/O	224.5	224.3
Senior Loan 5	Multifamily / California	+	2.9%			March 2026	I/O	220.0	220.0
Senior Loan 6	Industrial / New York	+	4.2%			September 2026	I/O	217.2	216.7
Senior Loan 7	Multifamily / Various	+	4.0%			June 2025	I/O	206.5	206.5
Senior Loan 8	Hospitality / Texas	+	4.3%			October 2026	I/O	181.4	181.4
Senior Loans less than 3% of the carrying amount of total loans
Senior Loans	Multifamily / Various	+	0.9%	—	3.9%	2025 - 2028	I/O	1,954.9	1,952.6
Senior Loans	Office / Various	+	2.3%	—	3.4%	2025 - 2028	I/O	905.9	901.8
Senior Loans	Life Science / Various	+	1.0%	—	4.5%	2026 - 2028	I/O	462.3	460.9
Senior Loans	Industrial / Various	+	2.7%	—	3.0%	2027	I/O	319.0	318.9
Senior Loan	Self-Storage / Various	+	3.8%			January 2028	I/O	144.3	143.7
Senior Loan	Student Housing / Pennsylvania	+	3.0%			June 2026	I/O	112.5	112.2
Senior Loan	Hospitality / Tennessee	+	3.7%			January 2027	I/O	64.8	64.8
Senior Loan	Mixed Use / Pennsylvania	+	4.1%			June 2029	I/O	30.1	30.1
Total senior loans								$5,900.2	$5,888.6

Mezzanine Loans
Mezzanine Loans less than 3% of the carrying amount of total loans
Total mezzanine loans								$—	$—

Total loans								$5,900.2	$5,888.6
CECL reserve									(117.1)
Total loans, net									$5,771.5

(A)    Expressed as a spread over Term SOFR.
(B)    Maturity date assumes all extension options are exercised, if applicable.
(C)    I/O = interest only until final maturity unless otherwise noted.
(D)    Senior loans include senior mortgages and similar credit quality investments.

For the activity within KREF's loan portfolio during the year ended December 31, 2024, refer to Note 3 of the consolidated financial statements.

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

As of December 31, 2024, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2024, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

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

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) of the Exchange Act) occurred during the quarter ended December 31, 2024 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the quarter ended December 31, 2024, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

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

The remaining information required by this item is incorporated by reference to the company’s definitive proxy statement to be filed not later than April 30, 2025 with the SEC pursuant to Regulation 14A under the Exchange Act.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the company’s definitive proxy statement to be filed not later than April 30, 2025 with the SEC pursuant to Regulation 14A under the Exchange Act.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to the company’s definitive proxy statement to be filed not later than April 30, 2025 with the SEC pursuant to Regulation 14A under the Exchange Act.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to the company’s definitive proxy statement to be filed not later than April 30, 2025 with the SEC pursuant to Regulation 14A under the Exchange Act.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to the company’s definitive proxy statement to be filed not later than April 30, 2025 with the SEC pursuant to Regulation 14A under the Exchange Act.

PART IV.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)    The following documents are filed as part of the Annual Report on Form 10-K.

1.    Financial Statements

    See Item 8 to the Annual Report on Form 10-K.

2.    Financial Statement Schedule:
    See Schedule IV — Mortgage Loans on Real Estate as of December 31, 2024 of the Annual Report on Form 10-K.

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

10.13
First Amendment to Guaranty Agreement, dated as of December 31, 2018, between KKR Real Estate Finance Holdings L.P. and Morgan Stanley Bank, N.A. (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023).

10.14
Second Amendment to Guaranty Agreement, dated as of September 26, 2023, between KKR Real Estate Finance Holdings L.P. and Morgan Stanley Bank, N.A. (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2023).

10.15
Second Amendment to Guaranty Agreement, dated as of September 20, 2024, between KKR Real Estate Finance Holdings L.P. and Morgan Stanley Bank, N.A.. (as the assignee of all of the rights and obligations of MUFG Bank Ltd. under the Program Documents) (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2024)

10.16
Third Amendment to Guaranty Agreement, effective as of September 20, 2024, between KKR Real Estate Finance Holdings L.P. and Morgan Stanley Bank, N.A. (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2024).

10.17
First Amendment to Master Repurchase Agreement, dated December 31, 2018, between Morgan Stanley Bank, N.A. and KREF Lending IV LLC (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019).

Exhibit Number	Exhibit Description
10.18
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

10.20
Fourth Amendment to Master Repurchase Agreement, dated December 4, 2019, between Morgan Stanley Bank, N.A., KREF Lending IV LLC and KKR Real Estate Finance Holdings L.P. (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020).

10.21
Fifth Amendment to Master Repurchase Agreement, dated February 21, 2020, between Morgan Stanley Bank, N.A. and KREF Lending IV LLC and KKR Real Estate Finance Holdings L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020).

10.22
Sixth Amendment to Master Repurchase Agreement, dated as of June 29, 2021, between Morgan Stanley Bank, N.A. and KREF Lending IV LLC and KKR Real Estate Finance Holdings L.P. (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021).

10.23
Seventh Amendment to Master Repurchase Agreement, dated December 29, 2021, between Morgan Stanley Bank, N.A. and KREF Lending IV LLC and KKR Real Estate Finance Holdings L.P. (incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021).

10.24
Eighth Amendment to Master Repurchase Agreement, dated February 15, 2022, among Morgan Stanley Bank, N.A., KREF Lending IV LLC, and KKR Real Estate Finance Holdings L.P. (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022).

10.25
Ninth Amendment to Master Repurchase Agreement, dated March 30, 2023, among Morgan Stanley Bank, N.A., KREF Lending IV LLC, and KKR Real Estate Finance Holdings L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023).

10.26
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

10.28
Eighth Amendment, dated as of September 26, 2023, to the Credit Agreement among KREF Holdings X LLC, KKR Real Estate Finance Holdings L.P., Morgan Stanley Senior Funding Inc., as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2023).

10.29
Ninth Amendment, dated as of September 16, 2024, to the Credit Agreement among KREF Holdings X LLC, KKR Real Estate Finance Holdings L.P., Morgan Stanley Senior Funding Inc., as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2024)

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

10.34
Amendment No. 1 to Amended and Restated Master Repurchase and Securities Contract, dated as of September 20, 2017, between KREF Lending I LLC and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017).

10.35
Amendment No. 2 to Amended and Restated Master Repurchase and Securities Contract, dated as of November 28, 2018, between KREF Lending I LLC and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019).

10.36
Amendment No. 3 to Amended and Restated Master Repurchase and Securities Contract, dated as of September 23, 2021, between KREF Lending I LLC and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021).

10.37
Amendment No. 4 to Amended and Restated Master Repurchase and Securities Contract, dated as of September 23, 2024, between KREF Lending I LLC and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024).

10.38
Letter Agreement, dated March 27, 2019, amending the Amended and Restated Master Repurchase and Securities Contract between KREF Lending I LLC and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019).

10.39
Guarantee Agreement, dated as of October 21, 2015, made by KKR Real Estate Finance Holdings L.P. in favor of Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.13 to the Company’s Registration on Form S-11 filed on April 3, 2017).

10.40
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
10.42
Amendment No. 4 to Guarantee Agreement, dated as of December 28, 2018, between Wells Fargo Bank, National Association and KKR Real Estate Finance Holdings L.P (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018).

10.43
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

10.45
Amendment No. 7 to Guarantee Agreement, dated as of September 20, 2024, between Wells Fargo Bank, National Association and KKR Real Estate Finance Holdings L.P. (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2024).

10.46
Master Repurchase Agreement and Securities Contract, dated July 27, 2021, among MUFG Union Bank, N.A. and KREF Lending IX LLC (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022).

10.47
Limited Guaranty, dated as of July 27, 2021, made by KKR Real Estate Finance Holdings L.P. in favor of MUFG Union Bank, N.A. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022).

10.48
Omnibus Amendment and Reaffirmation Agreement to the MUFG Repurchase Agreement, dated March 31, 2022, among KREF Lending IX LLC, KREF Holdings IX LLC, KREF Capital LLC, KKR Real Estate Finance Holdings L.P. and MUFG Bank, Ltd. (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022).

10.49*
Second Omnibus Amendment and Reaffirmation Agreement to the MUFG Repurchase Agreement, dated August 23, 2022, among KREF Lending IX LLC, KREF Holdings IX LLC, KREF Capital LLC, KKR Real Estate Finance Holdings L.P. and MUFG Bank, Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022).

10.50
Third Omnibus Amendment and Reaffirmation Agreement to the MUFG Repurchase Agreement, dated September 26, 2023, among KREF Lending IX LLC, KREF Holdings IX LLC, KREF Capital LLC, KKR Real Estate Finance Holdings L.P. and MUFG Bank, Ltd. (incorporated by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2023).

10.51
Fourth Omnibus Amendment and Reaffirmation Agreement, dated as of May 22, 2024, among KREF Lending IX LLC, KKR Real Estate Finance Holdings L.P., KREF Holdings IX LLC, KREF Capital LLC, Computershare Trust Company, N.A., and Morgan Stanley Bank, N.A. (as assignee of all the rights and obligations of MUFG Bank Ltd.) (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2024).

10.52
Trademark License Agreement, dated as of May 4, 2017, between Kohlberg Kravis Roberts & Co. L.P. and KKR Real Estate Finance Trust Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 10, 2017).

10.53†	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.19 to the Company’s Registration on Form S-11/A filed on April 26, 2017).

10.54†	Amended and Restated KKR Real Estate Finance Trust Inc. 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.18 to the Company’s Registration on Form S-11/A filed on April 26, 2017).

10.55†
Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement for Non-Employee Directors (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021).

Exhibit Number	Exhibit Description

10.56†
Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017).

10.57†
Form of 2021 Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.49 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021).

10.58†
KREF Transition Terms, dated as of December 20, 2021, between KKR Real Estate Finance Trust Inc. and Mostafa Nagaty (incorporated by reference to Exhibit 10.50 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021).

10.59†	KKR Real Estate Finance Trust Inc. Directors and Officers Deferral Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 21, 2022).

19.1	Policies and Procedures for Trading in Securities of KKR Real Estate Finance Trust Inc.

21.1	Subsidiaries of KKR Real Estate Finance Trust Inc.

23.1	Consent of Deloitte & Touche LLP.

31.1	Certificate of Matthew A. Salem, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Kendra L. Decious, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of Matthew A. Salem, Chief Executive Officer, pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certificate of Kendra L. Decious, Chief Financial Officer, pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

97.1	Policy Relating to Recovery of Erroneously Awarded Compensation.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File, formatted in Inline XBRL and contained in Exhibit 101.
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

KKR REAL ESTATE FINANCE TRUST INC.

Date:	February 3, 2025	By:	/s/ Matthew A. Salem
Name: Matthew A. Salem
Title: Chief Executive Officer and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below and on the dates indicated below.

Date:	February 3, 2025	By:	/s/ Matthew A. Salem
Name: Matthew A. Salem
Title: Chief Executive Officer and Director
(Principal Executive Officer)

Date:	February 3, 2025	By:	/s/ Kendra L. Decious
Name: Kendra L. Decious
Title: Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

Date:	February 3, 2025	By:	/s/ Ralph F. Rosenberg
Name: Ralph F. Rosenberg
Title: Director

Date:	February 3, 2025	By:	/s/ Christen E.J. Lee
Name: Christen E.J. Lee
Title: Director

Date:	February 3, 2025	By:	/s/ Terrence R. Ahern
Name: Terrence R. Ahern
Title: Director

Date:	February 3, 2025	By:	/s/ Jonathan A. Langer
Name: Jonathan A. Langer
Title: Director

Date:	February 3, 2025	By:	/s/ Deborah H. McAneny
Name: Deborah H. McAneny
Title: Director

Date:	February 3, 2025	By:	/s/ Irene M. Esteves
Name: Irene M. Esteves
Title: Director

Date:	February 3, 2025	By:	/s/ Paula Madoff
Name: Paula Madoff
Title: Director