Form 10-Q
period 2025-03-31
KKR Real Estate Finance Trust Inc.
filed 2025-04-23
CIK 1631596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025

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

The number of shares of the registrant's common stock, par value $0.01 per share, outstanding as of April 21, 2025 was 67,806,289.

KKR REAL ESTATE FINANCE TRUST INC.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2025

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

There are many factors that may cause our actual results to differ materially from the forward-looking statements, including factors set forth under Part I, Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the "Form 10-K") and Part I, Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Form 10-Q, as such factors may be updated from time to time in our other periodic filings with the SEC, which are accessible on the SEC's website at www.sec.gov and on the investor relations section of our website at www.kkrreit.com. You should evaluate all forward-looking statements made in this Form 10-Q in the context of these risks and uncertainties.

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

•adverse economic trends and changes in economic conditions, including as a result of heightened inflation, slower growth or recession, changes to fiscal and monetary policy, higher interest rates, increased tariffs and trade tensions, geopolitical conditions, labor shortages, currency fluctuations and challenges in global supply chains;

•events giving rise to increases in our current expected credit loss reserve;

•reduced demand for office, multifamily or retail space, and/or hybrid work schedules which allow work from remote locations other than the employer's office premises;

•our results of operations, financial condition, liquidity position, and business could be adversely impacted if we experience (i) difficulty accessing financing or raising capital, including due to a significant dislocation in or shut-down of the capital markets, (ii) a reduction in the yield on our investments, (iii) an increase in the cost of our financing, (iv) an inability to borrow incremental amounts or an obligation to repay amounts under our financing arrangements, or (v) defaults by borrowers in paying debt service on outstanding loans;

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

PART I — FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

KKR Real Estate Finance Trust Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)
(Amounts in thousands, except share and per share data)

	March 31, 2025	December 31, 2024
Assets
Cash and cash equivalents	$106,411	$104,933
Commercial real estate loans, held-for-investment	6,108,987	5,888,622
Less: Allowance for credit losses	(142,337)	(117,103)
Commercial real estate loans, held-for-investment, net	5,966,650	5,771,519
Real estate owned, held for investment, net	263,271	262,479
Real estate owned assets, held for sale	56,874	56,554
Equity method investment, real estate asset	81,759	81,708
Equity method investment, CMBS B-Pieces	35,740	35,598
Accrued interest receivable	27,967	28,754
Other assets	15,857	8,853
Total Assets	$6,554,529	$6,350,398

Liabilities and Equity
Liabilities
Secured financing agreements, net	$3,024,168	$2,798,674
Collateralized loan obligations, net	1,581,004	1,766,104
Secured term loan, net	535,923	333,853
Dividends payable	16,956	17,178
Accrued interest payable	14,761	19,939
Real estate owned liabilities, held for sale	1,151	1,328
Due to affiliates	6,222	5,919
Other liabilities	10,789	8,524
Total Liabilities	5,190,974	4,951,519

Commitments and Contingencies (Note 13)	—	—

Equity
Preferred Stock, $0.01 par value, 50,000,000 shares authorized
Series A cumulative redeemable preferred stock, (13,110,000 shares issued and outstanding as of March 31, 2025 and December 31, 2024); liquidation preference of $327,750, or $25.00 per share	131	131
Common stock, $0.01 par value, 300,000,000 authorized (67,824,496 and 68,713,596 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively)	678	686
Additional paid-in capital	1,706,988	1,714,684
Accumulated deficit	(397,977)	(370,471)
Total KKR Real Estate Finance Trust Inc. Stockholders’ Equity	1,309,820	1,345,030
Noncontrolling interests in equity of consolidated joint ventures	53,735	53,849
Total Equity	1,363,555	1,398,879
Total Liabilities and Equity	$6,554,529	$6,350,398

See Notes to Condensed Consolidated Financial Statements.

KKR Real Estate Finance Trust Inc. and Subsidiaries

Condensed Consolidated Statements of Income (Unaudited)
(Amounts in thousands, except share and per share data)

	Three Months Ended March 31,
	2025	2024
Net Interest Income
Interest income	$113,967	$151,620
Interest expense	82,626	112,476
Total net interest income	31,341	39,144

Other Income
Income (loss) from equity method investments	(201)	845
Other miscellaneous income	1,187	1,792
Revenue from real estate owned operations	2,889	4,978
Total other income	3,875	7,615

Operating Expenses
Provision for credit losses, net	24,863	33,266
Management fee to affiliate	5,797	6,340
General and administrative	4,831	4,992
Expenses from real estate owned operations	5,474	5,549
Total operating expenses	40,965	50,147

Income (Loss) Before Income Taxes	(5,749)	(3,388)
Income tax expense	—	41
Net Income (Loss)	(5,749)	(3,429)
Net income (loss) attributable to noncontrolling interests	(888)	(321)
Net Income (Loss) Attributable to KKR Real Estate Finance Trust Inc. and Subsidiaries	(4,861)	(3,108)
Preferred stock dividends	5,326	5,326
Participating securities' share in earnings	363	305
Net Income (Loss) Attributable to Common Stockholders	$(10,550)	$(8,739)

Net Income (Loss) Per Share of Common Stock
Basic and Diluted	$(0.15)	$(0.13)
Weighted Average Number of Shares of Common Stock Outstanding
Basic and Diluted	68,765,877	69,386,568

Dividends Declared per Share of Common Stock	$0.25	$0.25

See Notes to Condensed Consolidated Financial Statements.

KKR Real Estate Finance Trust Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Equity (Unaudited)
(Amounts in thousands, except share data)

	Series A Preferred Stock		Common Stock
	Shares	Par Value	Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Repurchased Stock	Total KKR Real Estate Finance Trust Inc. Stockholders' Equity	Noncontrolling Interests in Equity of Consolidated Joint Ventures	Total Equity
Balance at December 31, 2024	13,110,000	$131	68,713,596	$686	$1,714,684	$(370,471)	$—	$1,345,030	$53,849	$1,398,879
Repurchase and retirement of common stock	—	—	(889,100)	(8)	(9,823)	—	—	(9,831)	—	(9,831)
Stock-based compensation, net	—	—	—	—	2,127	—	—	2,127	—	2,127
Net income (loss)	—	—	—	—	—	(4,861)	—	(4,861)	(888)	(5,749)
Contribution by noncontrolling interest	—	—	—	—	—	—	—	—	774	774
Series A preferred dividends declared, $0.41 per share	—	—	—	—	—	(5,326)	—	(5,326)	—	(5,326)
Common dividends declared, $0.25 per share	—	—	—	—	—	(16,956)	—	(16,956)	—	(16,956)
Participating security dividends declared, $0.25 per share	—	—	—	—	—	(363)	—	(363)	—	(363)
Balance at March 31, 2025	13,110,000	$131	67,824,496	$678	$1,706,988	$(397,977)	$—	$1,309,820	$53,735	$1,363,555

	Series A Preferred Stock		Common Stock
	Shares	Par Value	Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Repurchased Stock	Total KKR Real Estate Finance Trust Inc. Stockholders' Equity	Noncontrolling Interests in Equity of Consolidated Joint Venture	Total Equity
Balance at December 31, 2023	13,110,000	$131	69,313,860	$693	$1,815,077	$(314,370)	$(96,764)	$1,404,767	$(585)	$1,404,182
Stock-based compensation, net	—	—	—	—	2,296	—	—	2,296	—	2,296
Net income (loss)	—	—	—	—	—	(3,108)	—	(3,108)	(321)	(3,429)
Series A preferred dividends declared, $0.41 per share	—	—	—	—	—	(5,326)	—	(5,326)	—	(5,326)
Common dividends declared, $0.25 per share	—	—	—	—	—	(17,328)	—	(17,328)	—	(17,328)
Participating security dividends declared, $0.25 per share	—	—	—	—	—	(305)	—	(305)	—	(305)
Balance at March 31, 2024	13,110,000	$131	69,313,860	$693	$1,817,373	$(340,437)	$(96,764)	$1,380,996	$(906)	$1,380,090

See Notes to Condensed Consolidated Financial Statements.

KKR Real Estate Finance Trust Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)
(Amounts in thousands)

	Three Months Ended March 31,
	2025	2024
Cash Flows From Operating Activities
Net income (loss)	$(5,749)	$(3,429)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Accretion of deferred loan fees and discounts	(3,354)	(4,724)
Payment-in-kind interest	(402)	(25)
Amortization of deferred debt issuance costs and discounts	3,083	5,029
(Income) loss from equity method investment	882	(32)
Provision for credit losses, net	24,863	33,266
Depreciation and amortization	490	—
Stock-based compensation expense	2,127	2,296
Changes in operating assets and liabilities:
Assets related to real estate owned, held for sale, net of liabilities	(497)	3,023
Accrued interest receivable, net	787	401
Other assets	(2,482)	499
Accrued interest payable	(5,178)	(960)
Due to affiliates	(122)	(183)
Other liabilities	1,468	(673)
Net cash provided by (used in) operating activities	15,916	34,488

Cash Flows From Investing Activities
Proceeds from principal repayments of commercial real estate loans	182,095	334,680
Originations and fundings of commercial real estate loans	(400,204)	(95,814)
Capital expenditures on real estate owned	(1,282)	(2,110)
Contributions to equity method investment, real estate asset	(1,075)	—
Net cash provided by (used in) investing activities	(220,466)	236,756

Cash Flows From Financing Activities
Proceeds from borrowings under secured financing agreements	603,390	118,754
Proceeds from issuance of secured term loan	209,813	—
Proceeds from noncontrolling interest contributions	774	—
Principal repayments on borrowings under secured financing agreements	(377,004)	(382,144)
Principal repayments on collateralized loan obligations	(185,128)	—
Payments of debt and collateralized debt obligation issuance costs	(14,163)	(2,249)
Payments of common stock dividends	(17,178)	(29,805)
Payments of preferred stock dividends	(5,326)	(5,326)
Payments to repurchase common stock	(9,831)	—
Net cash provided by (used in) financing activities	205,347	(300,770)

Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	797	(29,526)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	106,547	148,313
Cash, Cash Equivalents and Restricted Cash at End of Period	$107,344	$118,787

	Three Months Ended March 31,
	2025	2024
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$106,411	$106,517
Restricted cash (Note 8)	933	12,270
Total cash, cash equivalents and restricted cash shown in the Condensed Consolidated Statements of Cash Flows	$107,344	$118,787

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$84,721	$108,407
Supplemental Schedule of Non-Cash Investing and Financing Activities
Dividend declared, not yet paid	16,956	17,328
Loan principal repayments held by a servicer	1,500	3,500
Deferred financing costs, not yet paid	1,229	2,060
Loan funding held in escrow	—	7,325

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

As of March 31, 2025, KKR beneficially owned 10,000,001 shares, or 14.7% of KREF's outstanding common stock.

KREF's principal business activities are related to the origination and purchase of credit investments related to CRE. KREF’s Chief Executive Officer is the Chief Operating Decision Maker ("CODM") who allocates resources and assesses financial performance. The CODM reviews net income (loss) attributable to KREF and assesses the performance of KREF's current portfolio of leveraged and unleveraged commercial real estate loans and makes operating decisions accordingly. As a result, KREF conducts its business as a single operating segment. All expense categories on the Condensed Consolidated Statements of Operations are significant and there are no other significant segment expenses that would require disclosure.

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

To arrive at a CECL reserve using the WARM method, KREF considers various factors including (i) historical loss experience in the commercial real estate lending market, (ii) timing of expected repayments and expected loan future funding, and (iii) KREF’s view of the current and future macroeconomic environment for a reasonable and supportable forecast period. KREF derives a historical loss rate predominately based on a commercial mortgage-backed securities (“CMBS”) database with historical losses from 1998 through 2025 provided by a third party. KREF focuses on the most relevant subset of CMBS data that is determined to be the most comparable to its own portfolio. The historical loss rate is further adjusted to consider expected macroeconomic conditions, such as commercial real estate price indices, unemployment rates and market liquidity, over reasonable and supportable forecast periods. There is significant uncertainty related to future macroeconomic conditions. Therefore, KREF also considers other loan specific credit quality factors such as the risk rating of the loan, a near-term maturity, nature of construction loans, and economic conditions specific to the property type of the underlying collateral.

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

Real Estate Owned — To maximize recovery from a defaulted loan, KREF may assume legal title or physical possession of the underlying collateral through foreclosure or the execution of a deed in lieu of foreclosure. Foreclosed properties are initially recognized at fair value in accordance with Accounting Standards Codification ("ASC") 805 on KREF's Condensed Consolidated Balance Sheets as "Real Estate Owned" when KREF assumes legal title or physical possession. KREF’s cost basis in REO equals the estimated fair value on the acquisition date. The value of acquired REO is allocated based on the relative fair values of assets acquired and liabilities assumed, including, but not limited to, land, building, furniture and fixtures, and intangibles.

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

Dividends Payable — KREF records dividends payable on its common stock and preferred stock upon declaration of such dividends. In March 2025, KREF's board of directors declared a dividend of $0.25 per share of common stock to stockholders of record as of March 31, 2025, which was accrued in “Dividends payable” on KREF’s Condensed Consolidated Balance Sheets as of March 31, 2025 and was subsequently paid on April 15, 2025. In January 2025, KREF's board of directors declared a dividend of $0.41 per each issued and outstanding share of the Company’s 6.50% Series A Cumulative Redeemable Preferred Stock, which represents an annual dividend of $1.625 per share. The dividend was paid on March 14, 2025 to KREF’s preferred stockholders of record as of February 28, 2025.

Repurchased Stock — KREF accounts for repurchases of its common stock based on the settlement date and presents repurchased stock in “Repurchased stock” on its Condensed Consolidated Balance Sheets (Note 10). Payments for stock repurchases that are not yet settled as of the reporting date are presented within “Other assets” on the Condensed Consolidated Balance Sheets. Retirement of repurchased stock is recorded as an offset to “Additional paid-in capital” on the Condensed Consolidated Balance Sheets. As of March 31, 2025, all shares repurchased by KREF were retired.

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

As of March 31, 2025 and December 31, 2024, KREF did not have any material deferred tax assets or liabilities arising from future tax consequences attributable to differences between the carrying amounts of existing assets and liabilities in accordance with GAAP and their respective tax bases.

KREF recognizes tax benefits for uncertain tax positions only if it is more likely than not that the position is sustainable based on its technical merits. Interest and penalties on uncertain tax positions are included as a component of the provision for income taxes in KREF's Condensed Consolidated Statements of Income. As of March 31, 2025, KREF did not have any material uncertain tax positions.

Stock-Based Compensation

KREF's stock-based compensation consists of awards issued to employees of the Manager or its affiliates that vest over the life of the awards, as well as restricted stock units issued to certain members of KREF's board of directors. KREF recognizes the compensation cost of stock-based awards to its directors and employees of the Manager or its affiliates on a straight-line basis over the awards’ term at their grant date fair value. Certain stock-based awards are entitled to nonforfeitable dividends, at the same rate as those declared on the common stock, during the vesting period. Such nonforfeitable dividends are deducted from "Retained earnings (Accumulated deficit)" in the condensed consolidated financial statements. KREF accounts for forfeitures as they occur. Refer to Note 11 for additional information.

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

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)
Note 3. Commercial Real Estate Loans

The following table summarizes KREF's investments in commercial real estate loans as of March 31, 2025 and December 31, 2024:

					Weighted Average(C)
Loan Type	Outstanding Principal	Amortized Cost(A)	Carrying Value(B)	Loan Count	Floating Rate Loan %	Coupon(D)	Life (Years)(E)
March 31, 2025
Loans held-for-investment(F)
Senior loans	$6,122,636	$6,108,987	$5,966,650	54	98.6%	7.5%	2.0

December 31, 2024
Loans held-for-investment(F)
Senior loans	$5,900,163	$5,888,622	$5,771,519	51	98.6%	7.5%	2.0

(A)    Amortized cost represents the outstanding loan principal, net of applicable unamortized discounts, loan origination fees, cost recovery interest and write-offs on uncollectible loan balances.
(B)    Carrying value represents the loan amortized cost, net of applicable allowance for credit losses.
(C)    Average weighted by outstanding loan principal.
(D)    Weighted average coupon assumes the greater of applicable index rate, or the applicable contractual rate floor. Excludes loans on nonaccrual status.
(E)    The weighted average life assumes all extension options are exercised by the borrowers.
(F)    Excludes fully written off loans.

Activity — For the three months ended March 31, 2025, the loan portfolio activity was as follows:

	Amortized Cost	Allowance for Credit Losses	Carrying Value
Balance at December 31, 2024	$5,888,622	$(117,103)	$5,771,519
Originations and future fundings, net(A)	400,204	—	400,204
Proceeds from loan repayments	(183,595)	—	(183,595)
Accretion of loan discount and other amortization, net	3,354	—	3,354
Payment-in-kind interest	402	—	402
(Provision for) Reversal of credit losses	—	(25,234)	(25,234)
Balance at March 31, 2025	$6,108,987	$(142,337)	$5,966,650

(A)    Net of applicable premiums, discounts and deferred loan origination costs. Includes fundings on previously originated loans.

As of March 31, 2025 and December 31, 2024, there were $9.4 million and $7.3 million, respectively, of unamortized origination discounts and deferred fees included in "Commercial real estate loans, held-for-investment, net" on the Condensed Consolidated Balance Sheets.

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

In December 2024, KREF modified a risk-rated 5 senior life science loan located in San Carlos, CA, with an outstanding principal balance of $103.2 million. The terms of the modification included a $13.1 million principal repayment, and a restructure of the $90.1 million senior loan (after the $13.1 million repayment) into (i) a $89.1 million committed senior mortgage loan (with $34.9 million in unfunded commitment), and (ii) a $35.9 million subordinated note which is subordinate to a new $20.0 million sponsor interest. The restructured senior loan earns a coupon rate of S+1.00% and has a new term of three years. The $35.9 million subordinated note was deemed uncollectible and written off in December 2024. The loan

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)
modification was accounted for as a new loan for GAAP purposes. The restructured senior loan with an outstanding principal balance of $57.0 million was risk-rated 3 as of March 31, 2025.

Loan Risk Ratings — KREF evaluates its commercial real estate loan portfolio at least once per quarter. In conjunction with its commercial real estate loan portfolio review, KREF assesses the risk factors of each loan and assigns a risk rating based on a variety of factors. Loans are rated “1” (Very Low Risk) through “5” (Impaired/Loss Likely), which ratings are defined in Note 2.

The following tables summarize the carrying value of the loan portfolio based on KREF's internal risk ratings:

	March 31, 2025				December 31, 2024
Risk Rating	Number of Loans(A)	Carrying Value	Outstanding Principal	Outstanding Principal %	Number of Loans(A)	Carrying Value	Outstanding Principal	Outstanding Principal %
1	—	$—	$—	—%	—	$—	$—	—%
2	2	283,206	283,762	5	—	—	—	—
3	47	5,164,289	5,173,397	85	47	5,393,333	5,400,698	92
4	2	273,692	273,692	4	2	193,687	193,727	3
5	3	387,800	391,785	6	2	301,602	305,738	5
Total loan receivable	54	$6,108,987	$6,122,636	100%	51	$5,888,622	$5,900,163	100%
Allowance for credit losses		(142,337)				(117,103)
Loan receivable, net		$5,966,650				$5,771,519

* Numbers presented may not foot due to rounding.
(A)    Excludes fully written off loans.

As of March 31, 2025, the average risk rating of KREF's portfolio was 3.1, weighted by outstanding loan principal, consistent with that as of December 31, 2024.

Loan Vintage — The following tables present the amortized cost of the loan portfolio by KREF's internal risk rating and year of origination. The risk ratings are updated as of March 31, 2025 and December 31, 2024 in the corresponding table.

March 31, 2025
			Amortized Cost by Year of Origination(A)
Risk Rating	Number of Loans(B)	Outstanding Principal(B)	2025	2024	2023	2022	2021	Prior	Total
Commercial Real Estate Loans
1	—	$—	$—	$—	$—	$—	$—	$—	$—
2	2	283,762	—	—	—	—	283,206	—	283,206
3	47	5,173,397	370,826	81,452	205,583	1,605,875	2,493,692	406,861	5,164,289
4	2	273,692	—	—	—	—	273,692	—	273,692
5	3	391,785	—	—	—	197,688	—	190,112	387,800
	54	$6,122,636	$370,826	$81,452	$205,583	$1,803,563	$3,050,590	$596,973	$6,108,987

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
(B)    Excludes fully written off loans.

Allowance for Credit Losses — The following tables present the changes to the allowance for credit losses for the three months ended March 31, 2025 and 2024, respectively:

	Commercial Real Estate Loans	Unfunded Loan Commitments	Total
Balance at December 31, 2024	$117,103	$2,478	$119,581
Provision for (reversal of) credit losses, net	25,234	(371)	24,863
Balance at March 31, 2025	$142,337	$2,107	$144,444

	Commercial Real Estate Loans	Unfunded Loan Commitments	Total
Balance at December 31, 2023	$210,470	$2,052	$212,522
Provision for (reversal of) credit losses, net	33,164	102	33,266
Balance at March 31, 2024	$243,634	$2,154	$245,788

As of March 31, 2025, the allowance for credit losses was $144.4 million. The CECL provision of $24.9 million for the three months ended March 31, 2025 was due primarily to additional reserves for risk-rated 5 and also risk-rated 4 loans in the multifamily and life science sectors.

KREF had a risk-rated 5 senior office loan located in Minneapolis, MN, originated in November 2017. The property is located in a challenged leasing market. As of March 31, 2025, the loan had an outstanding principal balance of $194.4 million, an unfunded commitment of $5.0 million and an amortized cost of $190.1 million. The loan’s maturity is July 2025. Since June 2023, the loan has been on nonaccrual status. During the three months ended March 31, 2025, KREF recognized $2.0 million of interest income on this loan.

KREF had a risk-rated 5 senior multifamily loan located in West Hollywood, CA, originated in January 2022. As of March 31, 2025, the loan had an outstanding principal balance of $112.2 million and an amortized cost of $112.5 million. The loan's maximum maturity is February 2027, assuming all extension options are exercised. Since September 2024, this loan has been on nonaccrual status. During the three months ended March 31, 2025, KREF recognized $1.8 million of interest income on this loan.

KREF had a risk-rated 5 senior multifamily loan located in Raleigh, NC, originated in April 2022. As of March 31, 2025, the loan had an outstanding principal balance and amortized cost of $85.2 million with an unfunded commitment of $6.5 million. The loan's maximum maturity is May 2027, assuming all extension options are exercised. In March 2025, this loan was placed on nonaccrual status. During the three months ended March 31, 2025, KREF recognized $1.2 million of interest income on this loan.

The 5-rated loans were determined to be collateral dependent as of March 31, 2025. KREF estimated expected losses based on the loan’s collateral fair value, which was determined by applying a capitalization rate between 5.3% and 9.8%, a discount rate between 9.5% and 11.0%, and an average price per square foot ("PSF") of $1,375.

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

Concentration of Credit Risk — The following tables present the geographies and property types of collateral underlying KREF's commercial real estate loans as a percentage of the loans' principal amounts:

	March 31, 2025	December 31, 2024		March 31, 2025	December 31, 2024
Geography(A)			Collateral Property Type(A)
California	17.9%	16.9%	Multifamily	48.4%	46.7%
Massachusetts	13.5	13.1	Office	18.4	19.2
Texas	13.4	15.1	Industrial	12.9	13.4
Florida	9.6	8.7	Life Science	11.5	11.7
Virginia	8.1	8.6	Hospitality	4.2	4.2
North Carolina	5.0	5.3	Self-Storage	2.4	2.5
Washington D.C.	4.5	4.6	Student Housing	1.8	1.9
New York	4.3	4.5	Mixed Use	0.4	0.5
Pennsylvania	4.2	4.5	Total	100.0%	100.0%
Washington	3.9	4.0
Minnesota	3.2	3.3
Nevada	2.5	2.6
Georgia	2.4	2.7
Arizona	1.8	0.5
Illinois	1.5	1.5
Tennessee	1.2	1.1
Colorado	1.1	1.2
Alabama	0.9	1.1
Other U.S.	1.0	0.7
Total	100.0%	100.0%

(A)    Excludes fully written off loans

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)
Note 4. Real Estate Owned

Real Estate Owned, Held For Investment

Portland, OR Retail / Redevelopment — In December 2021, KREF took title to a Portland retail property and accounted for the property on a consolidated basis (Note 9). The transaction was accounted for as an asset acquisition under ASC 805. Accordingly, KREF recorded the property and its net assets on the Condensed Consolidated Balance Sheets based on the estimated fair value of acquired assets and assumed liabilities. KREF contributed a portion of the REO asset to a joint venture (the "REO JV") with a third party local developer (“JV Partner”), whereby KREF had a 90% interest and the JV Partner had a 10% interest. The JV Partner's interest in the property was presented within "Noncontrolling interests in equity of consolidated joint ventures" on the Condensed Consolidated Balance Sheets.

Mountain View, CA Office — In June 2024, KREF and a KKR affiliate took title to a Mountain View office property through a deed-in-lieu of foreclosure ("DIL") and KREF accounted for the property on a consolidated basis (Note 9). KREF and the KKR affiliate's interest in the property was 68.9% and 31.1%, respectively. The transaction was accounted for as an asset acquisition under ASC 805. Accordingly, KREF recorded the property and its net assets on the Condensed Consolidated Balance Sheets based on the estimated fair value of acquired assets and assumed liabilities. The KKR affiliate's interest in the property was presented within "Noncontrolling interests in equity of consolidated joint ventures" on the Condensed Consolidated Balance Sheets.

Real Estate Owned, Held For Sale

Philadelphia, PA Office / Garage — In December 2023, KREF took title to a Philadelphia office portfolio through a DIL. The transaction was accounted for as an asset acquisition under ASC 805. Accordingly, KREF recorded the portfolio and its net assets on the Condensed Consolidated Balance Sheets based on the estimated fair value of acquired assets and assumed liabilities.

In June 2024, KREF sold a portion of the portfolio and provided financing to the buyer through a senior loan. The senior loan had an outstanding principal balance of $24.4 million ($77.7 million total commitment) as of March 31, 2025 and earned a coupon rate of S+4.0%, with a maximum maturity of July 2029, assuming all extension options are exercised. The senior loan is presented within “Commercial real estate loans, held-for-investment, net” on the Condensed Consolidated Balance Sheets.

As of March 31, 2025, the remaining REO assets and liabilities met the criteria to be classified as held for sale under ASC 360. As such, depreciation and amortization on the REO and related lease intangibles were suspended.

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

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)
The following table presents the REO assets and liabilities included on KREF's Condensed Consolidated Balance Sheets:

	March 31, 2025	December 31, 2024
Real estate owned, held for investment
Assets
Real estate owned - land	$192,652	$192,652
Real estate owned - land improvements	10,817	9,586
Real estate owned - buildings	58,642	58,642
Real estate owned - building improvements	2,633	2,582
Real estate owned	264,744	263,462
Less: Accumulated depreciation	(1,473)	(983)
Real estate owned, net	263,271	262,479
Cash(A)	850	747
In-place lease intangibles(B)	117	134
Tenant receivables(B)	150	188
Other assets(B)	3,575	2,329
Total	$267,963	$265,877
Liabilities
Unfavorable lease intangibles(C)	$639	$730
Other liabilities(C)	4,438	3,568
Total	$5,077	$4,298

Real estate owned, held for sale
Assets
Real estate owned, held for sale	$45,127	$45,127
In-place lease intangibles	7,887	7,887
Favorable lease intangibles	2,663	2,663
Tenant receivables	509	—
Other assets	688	877
Total	$56,874	$56,554
Liabilities
Unfavorable lease intangibles	$378	$378
Other liabilities	773	950
Total	$1,151	$1,328

(A)     Included in “Cash and cash equivalents” on the Condensed Consolidated Balance Sheets.
(B)    Included in “Other assets” on the Condensed Consolidated Balance Sheets.
(C)    Included in “Other liabilities” on the Condensed Consolidated Balance Sheets.

The following table presents the REO operations and related income (loss) included in KREF’s Condensed Consolidated Statements of Income:

	Three Months Ended March 31,
	2025	2024
Rental income	$1,690	$4,370
Other operating income(A)	1,199	621
Revenue from REO operations	2,889	4,991
Operating expense	(4,984)	(5,549)
Depreciation expense	(490)	—
Expenses from REO operations	(5,474)	(5,549)
Total	$(2,585)	$(558)

(A)    Includes $13 thousand of "Other miscellaneous income" on the Condensed Consolidated Statement of Income during the three months ended
    March 31, 2024.

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)
The following table presents the amortization of REO, held for investment lease intangibles included in KREF’s Condensed Consolidated Statements of Income:

		Three Months Ended March 31,
	Income Statement Location	2025	2024
Asset
In-place lease intangibles	Expenses from real estate owned operations	$17	$17
Liability
Unfavorable lease intangibles	Revenue from real estate owned operations	91	91

The following table presents the amortization of lease intangibles related to REO, held for investment for each of the succeeding fiscal years:

Year	In-place Lease Intangible Assets	Unfavorable Lease Intangible Liabilities
2025	50	274
2026	67	365

Future Minimum Lease Payments — The following table presents the future minimum lease payments to be collected under non-cancelable operating leases, excluding tenant reimbursements of expenses:

Year	Contractual Lease Payments
2025	$5,224
2026	5,843
2027	4,880
2028	3,475
2029	2,457
Thereafter	5,010

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)
Note 5. Debt Obligations

The following table summarizes KREF's secured financing arrangements in place as of March 31, 2025 and December 31, 2024:

	March 31, 2025								December 31, 2024
	Facility						Collateral		Facility
	Current Maturity	Final Stated Maturity(A)	Maximum Facility Size	Outstanding Principal	Carrying Value(B)	Weighted Average Funding Cost(C)	Outstanding Principal	Carrying Value	Carrying Value(B)
Master Repurchase Agreements(D)
Wells Fargo	Sep 2027	Sep 2029	$1,000,000	$760,823	$759,587	6.0%	$1,093,651	$1,063,930	$650,621
Morgan Stanley	Mar 2026	Mar 2026	600,000	270,397	268,996	6.6	398,197	397,405	276,875
Goldman Sachs	Dec 2025	Dec 2027	400,000	108,973	108,218	7.0	204,497	203,353	107,973
Term Loan Facility
KREF Lending VII(E)	Match-term	Match-term	1,000,000	613,082	612,888	6.4	792,538	783,027	553,834
Term Lending Agreements
KREF Lending IX	Match-term	Match-term	460,877	437,983	437,428	6.2	600,156	596,989	437,002
KREF Lending XII	Match-term	Match-term	350,000	99,071	99,042	5.7	149,396	147,375	99,233
KREF Lending XV	Match-term	Match-term	300,000	121,616	120,680	5.8	152,020	148,948	—
BMO Facility	Match-term	Match-term	300,000	74,899	74,809	6.3	94,953	94,413	74,727
KREF Lending V	Jun 2025	Jun 2026	100,720	100,720	100,679	7.0	220,203	219,384	177,408
Warehouse Facility
HSBC Facility	Mar 2026	Mar 2026	500,000	—	(9)	—	—	—	(12)
Asset Specific Financing
KREF Lending XIII	Oct 2026	Oct 2027	265,625	195,198	194,025	7.6	229,644	225,588	193,285
KREF Lending XIV	Oct 2026	Oct 2027	125,000	58,519	57,846	7.4	73,148	71,595	47,761
KREF Lending XI	Sep 2025	Sep 2026	100,000	100,000	99,979	7.1	125,000	124,023	99,967
Revolving Credit Agreement
Revolver(F)	Mar 2030	Mar 2030	660,000	90,000	90,000	6.5	n.a.	n.a.	80,000
Total / Weighted Average			$6,162,222	$3,031,281	$3,024,168	6.4%			$2,798,674

(A)    Final Stated Maturity is determined based on the maximum maturity of the underlying financing agreements or corresponding loans, assuming all extension options in KREF's discretion are exercised. The weighted average life of the match-term facilities was 1.0 and 2.4 years, based on the current and final stated maturities, respectively, of the average weighted outstanding principal of collateral loans as of March 31, 2025.
(B)    Net of $7.1 million and $6.2 million unamortized deferred financing costs as of March 31, 2025 and December 31, 2024, respectively.
(C)    Including deferred financing costs and applicable index in effect as of March 31, 2025. Average weighted by the outstanding principal of the facility.
(D)    As of March 31, 2025 and December 31, 2024, the percentage of the outstanding principal of the collateral sold and not borrowed under these repurchase agreements, or average "haircut" weighted by outstanding principal of collateral, was 32.8% and 34.9%, respectively (or 30.5% and 32.1%, respectively, if KREF had borrowed the maximum amount approved by its repurchase agreement counterparties as of such dates).
(E)    The term loan facility provides asset-based financing on a non-mark-to-market basis with match-term up to five years, with an additional two-year extension available to KREF.
(F)    In March 2025, borrowing capacity under the Revolver increased from $610.0 million to $660.0 million As of March 31, 2025, the revolver carrying value excluded $6.5 million unamortized debt issuance costs presented within "Other assets" on KREF's Condensed Consolidated Balance Sheets.

As of March 31, 2025 and December 31, 2024, KREF had outstanding master repurchase agreements, term lending agreements and warehouse facility where the amount at risk with any individual counterparty, or group of related counterparties, exceeded 10.0% of KREF’s stockholders' equity. The amount at risk under these arrangements is the net counterparty exposure, defined as the excess of the carrying amount (or market value, if higher than the carrying amount, for repurchase agreements) of the assets sold under agreement to repurchase, including accrued interest receivable plus any cash or other assets on deposit to secure the repurchase obligation, over the amount of the repurchase liability, adjusted for accrued interest payable.

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)
The following table summarizes certain characteristics of KREF's repurchase agreements where the amount at risk with any individual counterparty, or group of related counterparties, exceeded 10.0% of KREF’s stockholders' equity as of March 31, 2025 and December 31, 2024:

	Outstanding Principal	Net Counterparty Exposure	Percent of Stockholders' Equity	Weighted Average Life (Years)(A)
March 31, 2025
Morgan Stanley	$731,249	$317,558	24.2%	1.4
Wells Fargo	760,823	309,572	23.6	2.4
Total / Weighted Average	$1,492,072	$627,130	47.8%	1.9
December 31, 2024
Morgan Stanley	$755,455	$316,833	23.5%	1.6
Wells Fargo	651,922	282,980	21.0	2.3
Total / Weighted Average	$1,407,377	$599,813	44.5%	1.9

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

Activity — For the three months ended March 31, 2025, the activity related to the carrying value of KREF’s secured financing agreements were as follows:

Secured Financing Agreements, Net
Balance as of December 31, 2024	$2,798,674
Principal borrowings	603,390
Principal repayments	(377,004)
Deferred debt issuance costs	(2,847)
Amortization of deferred debt issuance costs	1,955
Balance as of March 31, 2025	$3,024,168

Maturities — KREF’s secured financing arrangements in place as of March 31, 2025 had contractual maturities as follows:

Year	Nonrecourse(A)	Recourse(A)(B)	Total
2025	$126,497	$42,166	$168,663
2026	717,649	139,217	856,866
2027	1,169,727	244,077	1,413,804
2028	199,888	10,194	210,082
2029	82,687	27,563	110,250
2030	151,212	120,404	271,616
	$2,447,660	$583,621	$3,031,281

(A)    Represents the earlier of (i) the maximum maturity of the underlying loans pledged as collateral or (ii) the maximum maturity of the respective financing agreements.
(B)    Except for the Revolver, which is full recourse, amounts borrowed are subject to a maximum 25.0% recourse limit. The Revolver matures in March 2030.

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)
Covenants — KREF is required to comply with customary loan covenants and event of default provisions related to its secured financing agreements and Revolver, including, but not limited to, negative covenants relating to restrictions on operations with respect to KREF’s status as a REIT, and financial covenants. Such financial covenants include a trailing four quarter interest income to interest expense ratio covenant (1.3 to 1.0 beginning September 30, 2024 through June 30, 2026, then 1.4 to 1.0 thereafter); a consolidated tangible net worth covenant (75.0% of the aggregate cash proceeds of any equity issuances made and any capital contributions received by KREF and certain subsidiaries, or up to approximately $1.3 billion depending upon the facility); a total indebtedness covenant (83.3% of KREF's Total Assets, as defined in the applicable financing agreements) and a cash liquidity covenant (the greater of (i) $10.0 million or (ii) 5.0% of KREF's recourse indebtedness; from September 30, 2024 and through June 30, 2026 the Revolver has a minimum cash liquidity covenant of $75.0 million).

As of March 31, 2025 and December 31, 2024, KREF was in compliance with its financial debt covenants.

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

The following tables outline CLO collateral assets and respective borrowing as of March 31, 2025 and December 31, 2024:

	March 31, 2025							December 31, 2024
	Facility					Collateral		Facility
	Wtd. Avg. Term(A)	Maximum Facility Size	Outstanding Principal	Carrying Value	Wtd. Avg. Funding Cost(B)	Outstanding Principal	Carrying Value	Carrying Value
KREF 2021-FL2	February 2039	$796,742	$796,742	$796,742	5.8%	$1,001,492	$986,118	$930,070
KREF 2022-FL3	February 2039	784,361	784,361	784,262	6.1	936,861	932,999	836,034
Total		$1,581,103	$1,581,103	$1,581,004	5.9%	$1,938,353	$1,919,117	$1,766,104

(A)    The term of the CLO notes represents the rated final distribution date. Repayments of CLO notes are dependent on timing of underlying collateral loan asset repayments post reinvestment period.
(B)    Including deferred financing costs and applicable index in effect as of March 31, 2025. Average weighted by the outstanding principal of the facility.

The following table presents the CLO assets and liabilities included in KREF’s Condensed Consolidated Balance Sheets:

Assets	March 31, 2025	December 31, 2024
Cash	$—	$—
Commercial real estate loans, held-for-investment	1,937,380	2,123,347
Less: Allowance for credit losses	(18,263)	(20,005)
Commercial real estate loans, held-for-investment, net	1,919,117	2,103,342
Accrued interest receivable	9,284	9,785
Other assets	155	155
Total	$1,928,556	$2,113,282
Liabilities
Collateralized loan obligations	$1,581,103	$1,766,231
Deferred financing costs	(99)	(127)
Collateralized loan obligations, net	1,581,004	1,766,104
Accrued interest payable	3,644	4,097
Total	$1,584,648	$1,770,201

The following table presents the components of net interest income of CLOs included in KREF’s Condensed Consolidated Statements of Income:

	Three Months Ended March 31,
	2025	2024
Interest income	$36,971	$48,860
Interest expense	25,058	34,365
Net interest income	$11,913	$14,495

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)
Note 7. Secured Term Loan, Net

In March 2025, KREF refinanced the existing secured term loan of $339.5 million with a new $550.0 million secured term loan due March 2032. The transaction was accounted for as a partial debt extinguishment under GAAP. The secured term loan is partially amortizing, with an amount equal to 1.0% per annum of the principal balance due in quarterly installments starting June 30, 2025. The secured term loan contains restrictions relating to liens, asset sales, indebtedness, investments and transactions with affiliates, and is secured by KREF level guarantees and does not include asset-based collateral.

Upon the completion of the secured term loan transaction, KREF recorded a $0.7 million issuance discount and $8.4 million in issuance costs. The loan issuance discount and issuance costs were capitalized and amortized into interest expense over the term of the secured term loan. Inclusive of the discount and issuance cost amortization, KREF’s total cost of the secured term loan was S+3.6%, subject to the applicable SOFR floor, as of March 31, 2025.

The following table summarizes KREF’s secured term loan as of March 31, 2025 and December 31, 2024, respectively:

	March 31, 2025	December 31, 2024
Principal	$550,000	$339,500
Deferred financing costs	(11,019)	(2,988)
Unamortized discount	(3,058)	(2,659)
Carrying value	$535,923	$333,853

Covenants — KREF is required to comply with customary loan covenants and event of default provisions related to its secured term loan that include, but are not limited to, negative covenants relating to restrictions on operations with respect to KREF’s status as a REIT, and financial covenants. Such financial covenants include a minimum consolidated tangible net worth of $650.0 million and a maximum Total Debt to Total Assets Ratio, as defined in the secured term loan agreements, of 83.3%. KREF was in compliance with such covenants as of March 31, 2025 and December 31, 2024.

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)
Note 8. Other Assets and Liabilities

The following tables present the components of KREF's other assets and other liabilities as of March 31, 2025 and December 31, 2024, respectively:

	March 31, 2025	December 31, 2024
Other assets
Restricted cash	$933	$1,614
Deferred financing cost, Revolver	6,516	2,811
Assets related to real estate owned, held for investment	3,842	2,651
Other	4,566	1,777
Total	$15,857	$8,853
Other liabilities
Liabilities related to real estate owned, held for investment	$5,077	$4,298
Allowance for credit losses on unfunded commitments	2,107	2,478
Other	3,605	1,748
Total	$10,789	$8,524

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

Consolidated Real Estate Owned Joint Ventures

Portland, OR Retail / Redevelopment — In December 2021, KREF took title to a Portland retail property and contributed a portion of the REO asset to a REO JV with a JV Partner, where KREF had a 90% interest and the JV Partner had a 10% interest. Management determined the REO JV to be a VIE as the REO JV has insufficient equity-at-risk and concluded that KREF is the primary beneficiary of the REO JV as KREF holds decision-making power over the activities that most significantly impact the economic performance and has the obligation to absorb losses, or the right to receive benefits, that could be potentially significant to the REO JV. As of March 31, 2025, KREF had a priority of distributions up to $80.9 million before the JV Partner can participate in the economics of the REO JV.

Mountain View, CA Office — In June 2024, KREF and a KKR affiliate took title to a Mountain View office property. The property was held in a joint venture where KREF and the KKR affiliate held a 68.9% and 31.1% interest, respectively, and shared decision-making. Management determined the joint venture to be a VIE as the joint venture was established with non-substantive voting rights and concluded that KREF is the primary beneficiary of the joint venture as KREF holds decision-making power over the activities that most significantly impact the economic performance and has the obligation to absorb losses, or the right to receive benefits, that could be potentially significant to the joint venture.

Equity Method Investment — Real Estate Asset

Seattle, WA Life Science — In June 2024, KREF and a KKR affiliate, took title to a Seattle life science property through a deed-in-lieu of foreclosure under a Tenant-in-Common ("TIC") agreement. Under the TIC agreement, KREF and the KKR affiliate held an economic interest of 74.6% and 25.4%, respectively, and shared decision-making. Under ASC 970-810, KREF accounted for the TIC agreement as an undivided interest in the property and recorded an equity method investment based on KREF’s share of the estimated fair value of the property’s net assets.

Equity Method Investment — CMBS B-Pieces

As of March 31, 2025, KREF held a 3.5% interest in RECOP I, an unconsolidated VIE of which KREF is not the primary beneficiary. The aggregator vehicle in which KREF invests is controlled and advised by affiliates of the Manager. RECOP I primarily acquired junior tranches of CMBS newly issued by third parties. KREF will not pay any fees to RECOP I, but KREF bears its pro rata share of RECOP I's expenses. KREF reported its share of the net asset value of RECOP I in its Condensed Consolidated Balance Sheets, presented as “Equity method investment, CMBS B-Pieces” and its share of net income, presented as “Income (loss) from equity method investment” in the Condensed Consolidated Statements of Income.

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

Common Stock — As of March 31, 2025, there were 67,824,496 common shares issued and outstanding, which included 1,214,534 net shares of common stock issued in connection with vested restricted stock units.

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

During the three months ended March 31, 2025, KREF repurchased and retired 889,100 shares of its common stock under the repurchase program at an average price per share of $11.03 for a total of $9.8 million. As of March 31, 2025, KREF had $80.2 million of remaining capacity to repurchase shares under the program.

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

During the three months ended March 31, 2025, KREF did not issue or sell any shares of common stock under the ATM. As of March 31, 2025, $93.2 million remained available for issuance under the ATM.

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

Noncontrolling Interests — Noncontrolling interests represent an interest held by investors other than KREF in consolidated joint ventures that hold KREF’s real estate asset investments. KREF and the noncontrolling interest holders typically contribute to the joint ventures' ongoing operating shortfalls and capital expenditures on a pari passu basis. Distributions from the joint ventures are allocated between KREF and the noncontrolling interest holders based on contractual terms and waterfalls as outlined in the joint venture agreements.

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)
Dividends — During the three months ended March 31, 2025 and 2024, KREF's board of directors declared the following dividends on shares of its common stock:

			Amount
Declaration Date	Record Date	Payment Date	Per Share	Total
2025
March 14, 2025	March 31, 2025	April 15, 2025	$0.25	$16,956
				$16,956
2024
February 1, 2024	March 28, 2024	April 15, 2024	$0.25	$17,328
				$17,328

During the three months ended March 31, 2025 and 2024, KREF's board of directors declared the following dividends on shares of its Series A Preferred Stock:

			Amount
Declaration Date	Record Date	Payment Date	Per Share	Total
2025
January 31, 2025	February 28, 2025	March 14, 2025	$0.41	$5,326
				$5,326
2024
February 1, 2024	February 29, 2024	March 15, 2024	$0.41	$5,326
				$5,326

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)
Note 11. Stock-based Compensation

KREF is externally managed by the Manager and does not currently have any employees. However, as of March 31, 2025, certain individuals employed by the Manager and affiliates of the Manager and certain members of KREF's board of directors were compensated, in part, through the issuance of stock-based awards.

As of March 31, 2025, KREF had 1,247,563 restricted stock unit (“RSU”) awards outstanding under the KKR Real Estate Finance Trust Inc. 2016 Omnibus Incentive Plan that was adopted on February 12, 2016 and amended and restated on November 17, 2016 (the "Incentive Plan") to certain members of KREF’s board of directors and employees of the Manager or its affiliates, none of whom are KREF employees. RSUs awarded to employees of the Manager or its affiliates, generally vest over three consecutive one-year periods and awards to certain members of KREF's board of directors generally vest over a one-year period, pursuant to the terms of the respective award agreements and the terms of the Incentive Plan. As of March 31, 2025, all outstanding RSU awards were entitled to nonforfeitable dividends during the vesting periods, at the same rate as those declared on the common stock.

The following table summarizes the activity in KREF’s outstanding RSUs and the weighted-average grant date fair value per RSU:

	Restricted Stock Units	Weighted Average Grant Date Fair Value Per RSU(A)
Unvested as of December 31, 2024	1,248,813	$12.35
Forfeited / cancelled	(1,250)	11.27
Unvested as of March 31, 2025	1,247,563	$12.35

(A)    The grant-date fair value is based upon the closing price of KREF’s common stock at the date of grant.

KREF expects the unvested RSUs outstanding to vest during the following years:

Year	Restricted Stock Units
2025	629,974
2026	409,672
2027	207,917
Total	1,247,563

KREF recognizes the compensation cost of RSUs awarded to employees of the Manager, or one or more of its affiliates, on a straight-line basis over the awards’ term at their grant date fair value, consistent with the RSUs awarded to certain members of KREF's board of directors.

During the three months ended March 31, 2025 and 2024, KREF recognized $2.1 million, and $2.3 million, respectively, of stock-based compensation expense included in “General and administrative” expense in the Condensed Consolidated Statements of Income. As of March 31, 2025, there was $11.5 million of total unrecognized stock-based compensation expense related to unvested share-based compensation arrangements. This cost is expected to be recognized over a weighted average period of 1.1 year.

Upon any payment of shares as a result of restricted stock unit vesting, the related personal tax withholding obligation will generally be satisfied by KREF, reducing the number of shares to be delivered by a number of shares necessary to satisfy the related applicable personal tax withholding obligation. The amount results in a cash payment related to this personal tax liability and a corresponding reduction to “Additional paid-in capital” in the Condensed Consolidated Statement of Changes in Equity.

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

During the three months ended March 31, 2025, no vested RSUs were deferred under the Deferral Plan. As of March 31, 2025, there were 206,112 DSUs outstanding.

Participating Securities' Share in Earnings — During the three months ended March 31, 2025 and 2024, KREF declared $0.4 million and $0.3 million, respectively, of nonforfeitable dividends on unvested RSUs and outstanding DSUs. Such nonforfeitable dividends were deducted from “Retained earnings (Accumulated deficit)” in the Condensed Consolidated Statement of Changes in Equity.

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

For the three months ended March 31, 2025 and 2024, 80,951 and 39,369 weighted average unvested RSUs, respectively, were excluded from the calculation of diluted EPS because the effect was anti-dilutive.

The following table illustrates the computation of basic and diluted EPS for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
Earnings
Net Income (Loss)	$(4,861)	$(3,108)
Less: Preferred stock dividends	5,326	5,326
Less: Participating securities' share in earnings	363	305
Net income (loss) attributable to common stockholders, basic and diluted	$(10,550)	$(8,739)

Shares
Weighted average common shares outstanding	68,559,765	69,313,860
Add: Weighted average deferred stock units	206,112	72,708
Diluted weighted average common shares outstanding	68,765,877	69,386,568

Net income (loss) attributable to common stockholders, per:
Basic and diluted common share	$(0.15)	$(0.13)

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)
Note 13. Commitments and Contingencies

As of March 31, 2025, KREF was subject to the following commitments and contingencies:

Litigation — From time to time, KREF may be involved in various claims and legal actions arising in the ordinary course of business. KREF establishes an accrued liability for legal proceedings only when those matters present loss contingencies that are both probable and reasonably estimable.

As of March 31, 2025, KREF was not involved in any material legal proceedings regarding claims or legal actions against KREF.

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

Capital Commitments — As of March 31, 2025, KREF had future funding commitments of $418.4 million related to its investments in commercial real estate loans. These future funding commitments primarily relate to construction projects, capital improvements, tenant improvements and leasing commissions. Generally, funding commitments are subject to certain conditions that must be met, such as customary construction draw certifications, minimum credit metrics or executions of new leases before advances are made to the borrower.

In January 2017, KREF committed $40.0 million to invest in an aggregator vehicle alongside RECOP I. The two-year investment period for RECOP I ended in April 2019. As of March 31, 2025, KREF had a remaining commitment of $4.3 million to RECOP I.

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

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)
No awards may be granted under the Incentive Plan on and after February 12, 2026. The Incentive Plan will continue to apply to awards granted prior to such date. During the three months ended March 31, 2025 and 2024, there were no RSU awards granted to KREF's directors and employees of the Manager or its affiliates. As of March 31, 2025, 1,360,178 shares of common stock remained available for awards under the Incentive Plan.

Due to Affiliates — The following table contains the amounts presented in KREF's Condensed Consolidated Balance Sheets that it owes to affiliates:

	March 31, 2025	December 31, 2024
Management fees	$5,797	$5,919
KCM fees	425	—
Total	$6,222	$5,919
Affiliates Expenses — The following table contains the amounts included in KREF's Condensed Consolidated Statements of Income that arose from transactions with the Manager:

	Three Months Ended March 31,
	2025	2024
Management fees	$5,797	$6,340
Expense reimbursements and other	1,483	1,210
Total	$7,280	$7,550

In connection with the ATM, KCM, in its capacity as one of the sales agents, will receive commissions for the shares of KREF’s common stock it sells. This amount is not to exceed, but may be less than, 2.0% of the gross sales price per share. KREF did not sell shares under the ATM and did not incur or pay any commissions to KCM during the three months ended March 31, 2025.

In connection with the BMO Facility, and in consideration for its services as the structuring agent, KREF is obligated to pay KCM a structuring fee equal to 0.35% of the respective committed loan advances under the agreement. Such fees are capitalized as deferred financing cost and amortized to interest expense over the draw period of the facility. No KCM structuring fees in connection with the facility were paid during the three months ended March 31, 2025.

In connection with the KREF Lending XII Facility entered into in 2022, and in consideration for structuring and sourcing this arrangement, KREF was obligated to pay KCM a structuring fee equal to 0.35% of the respective loan advances under the agreement. Such fees were capitalized as deferred financing cost and amortized to interest expense over the draw period of the facility. No KCM structuring fees in connection with the facility were paid during the three months ended March 31, 2025.

In connection with refinancing the secured term loan in March 2025, and in consideration for structuring and arranging the loan, KREF paid KCM a $1.3 million arrangement and structuring fee equal to 0.23% of the principal amount of the secured term loan. Such fees were capitalized as deferred financing costs and amortized to interest expense over the life of the facility.

In connection with the extension and upsize of the Revolver in March 2025, and in consideration for its services as arranger, KREF paid KCM a $2.8 million arranger fee equal to 0.375% of the aggregate amount of existing commitments plus 0.75% of the aggregate amount of new commitments. The arranger fee was capitalized as a deferred financing cost, included within "Other Assets" in the Condensed Consolidated Balance Sheets, and amortized to interest expense over the life of the Revolver.

In connection with the KREF Lending XV Facility entered into in March 2025, and in consideration for its services as the structuring agent, KREF is obligated to pay KCM a structuring fee equal to 0.35% of the respective committed loan advances under the agreement. Such fees are capitalized as deferred financing cost and amortized to interest expense over the draw period of the facility. KREF incurred $0.4 million KCM structuring fees in connection with the facility during the three months ended March 31, 2025. The fees were unpaid and included within "Due to affiliates" in the Condensed Consolidated Balance Sheets as of March 31, 2025.

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)
Real Estate Owned and Equity Method Investment, Real Estate Asset

In June 2024, KREF and a KKR affiliate took title to a Mountain View, CA office property. The property was held in a joint venture where KREF and the KKR affiliate held a 68.9% and 31.1% interest, respectively, and shared decision-making (Note 9).

In June 2024, KREF along with a KKR affiliate, took title to a Seattle, WA life science property through a deed-in-lieu of foreclosure under a Tenant-in-Common ("TIC") agreement. Under the TIC agreement, KREF and the KKR affiliate held an economic interest of 74.6% and 25.4%, respectively, and shared decision-making (Note 9).

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)
Note 15. Fair Value of Financial Instruments

The carrying values and fair values of KREF’s financial assets and liabilities recorded at fair value on a recurring basis, as well as other financial instruments not carried at fair value, as of March 31, 2025, were as follows:

				Fair Value
	Principal Balance	Amortized Cost	Carrying Value	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$106,411	$106,411	$106,411	$106,411	$—	$—	$106,411
Commercial real estate loans, held-for-investment, net	6,122,636	6,108,987	5,966,650	—	—	5,973,069	5,973,069
Total	$6,229,047	$6,215,398	$6,073,061	$106,411	$—	$5,973,069	$6,079,480
Liabilities
Secured financing agreements, net	$3,031,281	$3,024,168	$3,024,168	$—	$—	$3,024,168	$3,024,168
Collateralized loan obligations, net	1,581,103	1,581,004	1,581,004	—	—	1,568,877	1,568,877
Secured term loan, net	550,000	535,923	535,923	—	551,375	—	551,375
Total	$5,162,384	$5,141,095	$5,141,095	$—	$551,375	$4,593,045	$5,144,420

The carrying values and fair values of KREF’s financial assets recorded at fair value on a recurring basis, as well as other financial instruments for which fair value is disclosed, as of December 31, 2024, were as follows:

				Fair Value
	Principal Balance	Amortized Cost	Carrying Value	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$104,933	$104,933	$104,933	$104,933	$—	$—	$104,933
Commercial real estate loans, held-for-investment, net	5,900,163	5,888,622	5,771,519	—	—	5,768,648	5,768,648
Total	$6,005,096	$5,993,555	$5,876,452	$104,933	$—	$5,768,648	$5,873,581
Liabilities
Secured financing agreements, net	$2,804,895	$2,798,674	$2,798,674	$—	$—	$2,798,674	$2,798,674
Collateralized loan obligations, net	1,766,231	1,766,104	1,766,104	—	—	1,745,561	1,745,561
Secured term loan, net	339,500	333,853	333,853	—	341,198	—	341,198
Total	$4,910,626	$4,898,631	$4,898,631	$—	$341,198	$4,544,235	$4,885,433

The following table contains the Level 3 inputs used to value assets and liabilities on a recurring and nonrecurring basis or where KREF discloses fair value as of March 31, 2025:

	Fair Value	Valuation Methodologies	Unobservable Inputs	Weighted Average(A)	Range
Assets and Liabilities
Commercial real estate loans, held-for-investment	$5,973,069	Discounted cash flow	Discount margin	4.0%	2.3% - 5.6%
			Discount rate	10.2%	9.5% - 11.0%
			Capitalization rate	8.4%	5.3% - 9.8%

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

Assets and Liabilities for Which Fair Value is Only Disclosed

KREF does not carry its secured financing agreements at fair value as management did not elect the fair value option for these liabilities. As of March 31, 2025, the fair value of KREF's financing facilities approximated their respective carrying value.

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

KREF consolidates subsidiaries that incur U.S. federal, state and local income taxes, based on the tax jurisdiction in which each subsidiary operates. There were no material deferred tax assets or liabilities as of March 31, 2025 and December 31, 2024.

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)
Note 17. Subsequent Event

The following events occurred subsequent to March 31, 2025:

Dividends

In April 2025, KREF paid $17.0 million in dividends on its common stock, or $0.25 per share, with respect to the first quarter of 2025, to stockholders of record on March 31, 2025.

Investing Activities

In April 2025, KREF took title to a multifamily property located in West Hollywood, CA through an assignment-in-lieu of foreclosure. The associated loan was risk-rated 5 and had an outstanding principal balance of $112.2 million as of March 31, 2025.

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

Macroeconomic Environment

The last several quarters have been marked by significant volatility in global markets, driven by inflation, elevated interest rates, slowing economic growth, increased tariffs, trade tensions, geopolitical conditions, and political and regulatory uncertainty. These conditions have adversely impacted, and may continue to adversely impact, the U.S. and global economies, the real estate industry and our borrowers, and the performance of the properties securing our loans. Collectively, these market dynamics pose challenges to commercial real estate values and transaction activity, which have resulted in lower demand for office space and elevated levels of vacancy and default rates.

Although the Federal Reserve lowered interest rates by 50 basis points in September 2024, by 25 basis points in November 2024 and by 25 basis points in December 2024, interest rates remain elevated and the timing, direction and extent of any future interest rate changes remain uncertain. Although higher interest rates will generally correlate to increases in our net income, increases in interest rates may adversely affect our existing borrowers and the cost of financing their properties and lead to nonperformance. Higher interest rates may also adversely impact real estate asset values and increase our interest expense, which expense may not be fully offset by any resulting increase in interest income.

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

Earnings (Loss) Per Share and Dividends Declared

The following table sets forth the calculation of basic and diluted net income (loss) per share and dividends declared per share (amounts in thousands, except share and per share data):

	Three Months Ended
	March 31, 2025	December 31, 2024
Net income (loss) attributable to common stockholders	$(10,550)	$14,578
Weighted-average number of shares of common stock outstanding, basic and diluted	68,765,877	69,342,983
Net income (loss) per share, basic and diluted	$(0.15)	$0.21
Dividends declared per share	$0.25	$0.25

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

The following table provides a reconciliation of GAAP net income attributable to common stockholders to Distributable Earnings (amounts in thousands, except share and per share data):

	Three Months Ended		Three Months Ended
	March 31, 2025	Per Diluted Share(A)	December 31, 2024	Per Diluted Share(A)
Net Income (Loss) Attributable to Common Stockholders	$(10,550)	$(0.15)	$14,578	$0.21
Adjustments
Non-cash equity compensation expense	2,127	0.03	1,559	0.02
Depreciation and amortization	740	0.01	739	0.01
Unrealized (gains) or losses, net	(131)	—	(244)	—
Provision for credit losses, net	24,863	0.36	4,594	0.07
Distributable Earnings before realized loss	$17,049	$0.25	$21,226	$0.31
Realized loss on loan write-offs, net	—	—	(35,902)	(0.52)
Distributable Earnings (Loss)	$17,049	$0.25	$(14,676)	$(0.21)
Diluted weighted average common shares outstanding	68,765,877		69,342,983

(A)    Numbers presented may not foot due to rounding.

Book Value per Share

We believe that book value per share is helpful to stockholders in evaluating the growth of our company as we have scaled our equity capital base and continue to invest in our target assets.

The following table calculates our book value per share (amounts in thousands, except share and per share data):

	March 31, 2025	December 31, 2024
KKR Real Estate Finance Trust Inc. stockholders' equity	$1,309,820	$1,345,030
Series A preferred stock (liquidation preference of $25.00 per share)	(327,750)	(327,750)
Common stockholders' equity	$982,070	$1,017,280

Shares of common stock issued and outstanding at period end	67,824,496	68,713,596
Add: Deferred stock units	206,112	206,112
Total shares outstanding at period end	68,030,608	68,919,708

Book value per share	$14.44	$14.76

Book value as of March 31, 2025 included the impact of an estimated CECL credit loss allowance of $144.4 million, or ($2.12) per share. See Note 2 — Summary of Significant Accounting Policies, to our condensed consolidated financial statements included in this Form 10-Q for detailed discussion of allowance for credit losses.

Our Portfolio

We have established a $6,495.5 million portfolio of diversified investments, consisting primarily of senior commercial real estate loans as of March 31, 2025.

During the three months ended March 31, 2025, we collected 100% of interest payments due on our loan portfolio. As of March 31, 2025, the average risk rating of our loan portfolio was 3.1, weighted by loan outstanding principal. As of March 31, 2025, the average loan commitment in our portfolio was $121.1 million and multifamily and industrial loans comprised 61% of our loan portfolio.

In addition, we owned Real Estate Assets with an investment amount of $337.1 million, comprised of the acquired properties (directly or indirectly) and capitalized redevelopment costs, as of March 31, 2025. These properties are reflected on our Condensed Consolidated Balance Sheets.

We have executed on our primary investment strategy of originating floating-rate transitional senior loans and, as we continue to scale our loan portfolio, we expect that our originations will be heavily weighted toward floating-rate loans. As of March 31, 2025, substantially all of our loans by outstanding principal earned a floating rate of interest. We expect the majority of our future investment activity to focus on originating floating-rate senior loans that we finance with our repurchase and other financing facilities. As of March 31, 2025, all of our investments were located in the United States.

The following charts illustrate the diversification and composition of our loan portfolio as of March 31, 2025, based on type of investment, interest rate, underlying property type, geographic location, vintage and LTV:

The charts above are based on outstanding principal of our commercial real estate loans.

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

The following table details our quarterly loan activity (dollars in thousands):

	Three Months Ended
	March 31, 2025	December 31, 2024	September 30, 2024	June 30, 2024
Loan originations	$376,270	$—	$—	$83,700

Loan fundings	$405,667	$53,044	$55,337	$121,478
Loan repayments(A)	(183,595)	(457,033)	(290,044)	(384,483)
Net fundings	222,072	(403,989)	(234,707)	(263,005)
PIK interest	402	388	324	254
Net write-offs	—	(35,902)	(1,832)	(135,812)
Transfer to REO	—	—	—	(201,433)
Other(B)	—	—	—	(150,000)
Total activity	$222,474	$(439,503)	$(236,215)	$(749,996)

(A)    Includes a repayment of $38.6 million of non-consolidated senior interests as our retained mezzanine loan was fully repaid during the three months ended September 30, 2024.
(B)    Represents a removal of $150.0 million of non-consolidated senior interests as our retained mezzanine loan was written-off during the three months ended June 30, 2024.

The following table details overall statistics for our loan portfolio as of March 31, 2025 (dollars in thousands):

	Outstanding Principal
	Total Loan Portfolio	Floating Rate Loans	Fixed Rate Loans(A)
Number of loans(B)	54	54	—
Principal balance	$6,122,636	$6,038,036	$84,600
Amortized cost	6,108,987	6,024,387	84,600
Unfunded loan commitments	418,500	413,500	5,000
Weighted average cash coupon(C)	7.5%	S + 3.2%	*
Weighted average all-in yield(C)	7.6%	S + 3.3%	*
Weighted average maximum maturity (years)(D)	2.0	2.0	0.5
Weighted average LTV(E)	65%	65%	n.a.

*    Rounds to zero
(A)    Represents mezzanine loans with commitments of $79.4 million and $10.2 million, respectively, accompanying two senior loans. $84.6 million of loan principal was funded and placed on nonaccrual status, as of March 31, 2025. Refer to Note 3 to our condensed consolidated financial statements for additional information.
(B)     Excludes fully written off loans.
(C)     In addition to cash coupon, all-in yield includes the amortization of deferred origination fees, loan origination costs and purchase discounts. Weighted average cash coupon and all-in yield excludes loans on nonaccrual status.
(D)     Maximum maturity assumes all extension options are exercised by the borrower; however, our loans may be repaid prior to such date.
(E)     LTV is generally based on the initial loan amount divided by the as-is appraised value as of the date the loan was originated. Weighted average LTV excludes risk-rated 5 loans.

The table below sets forth additional information relating to our portfolio as of March 31, 2025 (dollars in millions):

	Investment(A)	Location	Property Type	Investment Date	Total Whole Loan(B)	Committed Principal/Investment Amount	Outstanding Principal/ Investment Amount	Net Equity(C)	Coupon(D)(E)		Max Remaining Term (Years)(D)(F)	Loan/Investment Per SF / Unit / Key(G)	Origination LTV(D)(H)	Risk Rating
	Senior Loans
1	Senior Loan	Arlington, VA	Multifamily	9/30/2021	$381.0	$381.0	$376.8	$87.0	+	3.3%	1.5	$339,497 / unit	69%	3
2	Senior Loan	Boston, MA	Life Science	8/3/2022	312.5	312.5	229.6	33.4	+	4.2	2.4	$747 / SF	56	3
3	Senior Loan	Bellevue, WA	Office	9/13/2021	520.8	260.4	224.5	56.1	+	3.7	2.0	$851 / SF	63	3
4	Senior Loan	Various	Industrial	4/28/2022	504.5	252.3	252.3	62.4	+	2.7	2.1	$98 / SF	64	3
5	Senior Loan	Bronx, NY	Industrial	8/27/2021	381.2	228.7	217.2	47.7	+	4.2	1.4	$277 / SF	52	3
6	Senior Loan	Los Angeles, CA	Multifamily	2/19/2021	220.0	220.0	220.0	40.3	+	2.9	0.9	$410,430 / unit	68	3
7	Senior Loan	Minneapolis, MN	Office	11/13/2017	199.4	199.4	194.4	94.6	+	2.3	0.3	$182 / SF	n.a.	5
8	Senior Loan	Various	Industrial	6/15/2022	375.5	187.8	173.5	42.4	+	2.9	2.3	$135 / SF	50	3
9	Senior Loan	The Woodlands, TX	Hospitality	9/15/2021	181.4	181.4	181.4	37.4	+	4.3	1.5	$199,513 / key	64	3
10	Senior Loan	Washington, D.C.	Office	11/9/2021	181.0	181.0	176.6	68.1	+	3.1	2.7	$495 / SF	55	3
11	Senior Loan	West Palm Beach, FL	Multifamily	12/29/2021	171.5	171.5	171.3	30.5	+	2.8	1.8	$210,914 / unit	73	2
12	Senior Loan	Boston, MA	Life Science	4/27/2021	332.3	166.2	163.2	40.1	+	3.7	1.1	$678 / SF	66	4
13	Senior Loan	Various	Self-Storage	12/21/2022	311.6	155.8	145.6	33.2	+	3.8	2.8	$21,894 / unit	65	3
14	Senior Loan	Various	Multifamily	1/31/2025	247.5	148.5	147.4	35.8	+	3.0	4.9	$256,664 / unit	71	3
15	Senior Loan	Redwood City, CA	Life Science	9/30/2022	580.7	145.2	73.1	14.1	+	4.5	2.5	$885 / SF	53	3
16	Senior Loan	Plano, TX	Office	2/6/2020	143.3	143.3	139.3	28.5	+	3.9	1.4	$192 / SF	64	3
17	Senior Loan	Boston, MA	Multifamily	3/29/2019	137.0	137.0	137.0	28.6	+	3.4	0.1	$351,282 / unit	63	3
18	Senior Loan	Various	Multifamily	5/31/2019	129.7	129.7	129.7	81.2	+	4.0	0.2	$186,388 / unit	61	3
19	Senior Loan	Arlington, VA	Multifamily	1/20/2022	119.3	119.3	119.3	25.4	+	2.9	1.9	$397,644 / unit	65	3
20	Senior Loan	Cambridge, MA	Life Science	12/22/2021	401.3	115.7	97.0	24.4	+	4.0	1.8	$1,072 / SF	51	3
21	Senior Loan	San Diego, CA	Multifamily	10/20/2021	114.6	114.6	110.5	38.1	+	3.4	1.6	$478,244 / unit	71	4
22	Senior Loan	Philadelphia, PA	Office	6/19/2018	114.3	114.3	114.3	24.4	+	2.8	1.9	$117 / SF	71	3
23	Senior Loan	Pittsburgh, PA	Student Housing	6/8/2021	112.5	112.5	112.5	20.8	+	3.0	1.2	$155,602 / unit	74	2
24	Senior Loan(I)	West Hollywood, CA	Multifamily	1/26/2022	112.2	112.2	112.2	112.5	+	3.1	1.9	$3,032,432 / unit	n.a.	5
25	Senior Loan	Chicago, IL	Office	7/15/2019	105.0	105.0	90.5	38.3	+	2.3	3.4	$87 / SF	59	3
26	Senior Loan	Las Vegas, NV	Multifamily	12/28/2021	101.1	101.1	101.1	18.4	+	2.8	1.8	$191,460 / unit	61	3
27	Senior Loan	Washington, D.C.	Office	1/13/2022	228.5	100.0	99.9	15.0	+	3.3	2.9	$365 / SF	55	3
28	Senior Loan	Cary, NC	Multifamily	11/21/2022	100.0	100.0	95.3	19.2	+	3.4	2.7	$244,275 / unit	63	3
29	Senior Loan	Boston, MA	Industrial	6/28/2022	273.2	95.7	95.0	20.0	+	3.0	2.3	$195 / SF	52	3
30	Senior Loan	Orlando, FL	Multifamily	12/14/2021	95.4	95.4	95.3	25.2	+	3.1	1.8	$251,381 / unit	74	3
31	Senior Loan	Brisbane, CA	Life Science	7/22/2021	92.8	92.8	85.3	24.2	+	3.4	3.4	$737 / SF	71	3
32	Senior Loan	Raleigh, NC	Multifamily	4/27/2022	91.7	91.7	85.2	45.2	+	3.2	2.1	$266,202 / unit	n.a.	5
33	Senior Loan	Brandon, FL	Multifamily	1/13/2022	90.3	90.3	70.4	19.4	+	3.1	1.9	$196,207 / unit	75	3
34	Senior Loan	San Carlos, CA	Life Science	2/1/2022	139.7	89.1	57.0	18.5	+	1.0	2.6	$389 / SF	68	3
35	Senior Loan	Dallas, TX	Office	1/22/2021	87.0	87.0	87.0	17.6	+	3.4	0.9	$294 / SF	65	3
36	Senior Loan	Miami, FL	Multifamily	10/14/2021	84.5	84.5	84.5	18.2	+	2.9	1.6	$287,415 / unit	76	3
37	Senior Loan	Phoenix, AZ	Multifamily	3/26/2025	79.0	79.0	79.0	15.0	+	2.3	5.0	$312,332 / unit	69	3

	Investment(A)	Location	Property Type	Investment Date	Total Whole Loan(B)	Committed Principal/Investment Amount	Outstanding Principal/ Investment Amount	Net Equity(C)	Coupon(D)(E)		Max Remaining Term (Years)(D)(F)	Loan/Investment Per SF / Unit / Key(G)	Origination LTV(D)(H)	Risk Rating
38	Senior Loan	Dallas, TX	Multifamily	12/23/2021	78.4	78.4	78.4	16.7	+	2.9	1.8	$241,164 / unit	67	3
39	Senior Loan	Philadelphia, PA	Mixed Use	6/28/2024	77.7	77.7	24.4	8.8	+	4.0	4.3	$48 / SF	72	3
40	Senior Loan	Nashville, TN	Hospitality	1/6/2025	75.8	75.8	75.0	14.3	+	3.3	4.8	$326,087 / key	64	3
41	Senior Loan	Charlotte, NC	Multifamily	12/14/2021	73.3	73.3	71.0	11.5	+	3.1	1.8	$192,864 / unit	74	3
42	Senior Loan	Delray Beach, FL	Multifamily	3/26/2025	73.0	73.0	73.0	13.9	+	2.3	5.0	$257,042 / unit	71	3
43	Senior Loan	Hollywood, FL	Multifamily	12/20/2021	71.0	71.0	71.0	13.9	+	2.8	1.8	$287,449 / unit	74	3
44	Senior Loan	Denver, CO	Multifamily	9/14/2021	70.3	70.3	70.3	11.4	+	2.8	1.5	$290,496 / unit	78	3
45	Senior Loan	Plano, TX	Multifamily	3/31/2022	63.3	63.3	63.3	23.5	+	0.9	2.4	$238,000 / unit	75	3
46	Senior Loan	Dallas, TX	Multifamily	8/18/2021	63.1	63.1	63.1	12.5	+	3.9	1.4	$175,278 / unit	70	3
47	Senior Loan	Durham, NC	Multifamily	12/15/2021	59.5	59.5	57.4	18.0	+	2.8	2.8	$166,413 / unit	67	3
48	Senior Loan	San Antonio, TX	Multifamily	4/20/2022	57.6	57.6	56.4	14.9	+	2.7	2.1	$164,950 / unit	79	3
49	Senior Loan	Sharon, MA	Multifamily	12/1/2021	51.9	51.9	51.9	8.4	+	2.9	1.7	$270,443 / unit	70	3
50	Senior Loan	Atlanta, GA	Multifamily	12/10/2021	51.4	51.4	51.4	13.0	+	3.0	1.8	$170,197 / unit	67	3
51	Senior Loan	Reno, NV	Industrial	4/28/2022	140.4	50.5	50.5	11.5	+	2.7	2.1	$117 / SF	74	3
52	Senior Loan	Dallas, TX	Multifamily	4/1/2022	43.7	43.7	42.4	11.7	+	2.9	0.7	$119,144 / unit	73	3
53	Senior Loan	Carrollton, TX	Multifamily	4/1/2022	43.7	43.7	43.7	13.7	+	0.9	2.4	$136,478 / unit	74	3
54	Senior Loan	Georgetown, TX	Multifamily	12/16/2021	35.2	35.2	35.2	8.8	+	3.4	1.8	$167,381 / unit	68	3
	Total/Weighted Average Senior Loans Unlevered				$8,982.6	$6,541.1	$6,122.6	$1,627.6	+	3.2%	2.0		65%	3.1
	Real Estate Assets
1	Real Estate Owned	Mountain View, CA	Office	6/28/2024	n.a.	$120.8	120.8	120.8		n.a.	n.a.	$393 / SF	n.a.	n.a.
2	Real Estate Owned	Portland, OR	Retail / Redevelopment	12/16/2021	n.a.	89.4	89.4	89.4		n.a.	n.a.	n.a.	n.a.	n.a.
3	Equity Method Investment(J)	Seattle, WA	Life Science	6/28/2024	n.a.	81.8	81.8	40.7		n.a.	n.a.	$522 / SF	n.a.	n.a.
4	Real Estate Owned	Philadelphia, PA	Office / Garage	12/22/2023	n.a.	$45.1	45.1	45.1		n.a.	n.a.	$112 / SF	n.a.	n.a.
	Total/Weighted Average Real Estate Assets					$337.1	$337.1	$296.1
	Other Investments
1	CMBS B-Pieces(K)	Various	Various	2/13/2017	n.a.	40.0	35.7	35.7		4.7	4.2		58	n.a.
	Total/Weighted Average Other Investments					$40.0	$35.7	$35.7		4.7%	4.2		58%
	Grand Total / Weighted Average					$6,918.2	$6,495.5	$1,959.5		7.5%	2.0		65%	3.1

*    Numbers presented may not foot due to rounding.

(A)    Our total portfolio represents the current principal amount or investment amount on senior and mezzanine loans, real estate assets and other investments. Excludes loans that were fully written off.
For Senior Loan 7, the total whole loan is $199.4 million, including (i) a fully funded senior mortgage loan of $120.0 million, at an interest rate of S+2.25% and (ii) a mezzanine note with a commitment of $79.4 million, of which $74.4 million was funded as of March 31, 2025, at a fixed interest rate of 4.5%. The mezzanine note interest is payment-in-kind (“PIK Interest”), which is capitalized, compounded, and added to the outstanding principal balance of the respective loan.
For Senior Loan 24, the total whole loan is $112.2 million, including (i) a fully funded senior mortgage loan of $102.0 million, at an interest rate of S+3.06%, (ii) a senior mezzanine note with $9.5 million funded as of March 31, 2025, at a fixed interest rate of 10.0% and (iii) a fully funded junior mezzanine note of $0.8 million, at a fixed interest rate of 10.0% with certain profit share provisions, as defined in the loan agreement.
(B)    Total Whole Loan represents the total commitment of the entire loan originated, including participations by KKR affiliated entities.
(C)    Net equity reflects (i) the amortized cost basis of our loans, net of borrowings; (ii) Real Estate Owned ("REO"), net of borrowings and noncontrolling interests, and (iii) the investment amount of equity method investments, net of borrowings.
(D)    Weighted average is weighted by the current principal amount for our senior and mezzanine loans and by the investment amount of CMBS B-Pieces. Weighted average LTV excludes risk-rated 5 loans and weighted average coupon excludes loans on nonaccrual status.
(E)    Coupon expressed as spread over Term SOFR.
(F)    Maximum remaining term (years) assumes all extension options are exercised, if applicable.
(G)    Loan Per SF / Unit / Key is based on the current principal amount divided by the current SF / Unit / Key. For Senior Loans 2, 3, 5, 15 and 20, Loan Per SF / Unit / Key is calculated as the total commitment amount of the loan divided by the proposed SF / Unit / Key.
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
For Senior Loans 2, 3, 5, 15 and 20, LTV is calculated as the total commitment amount of the loan divided by the as-stabilized value as of the date the loan was originated. For senior loans where an appraisal has been obtained post origination, the LTV, presented as follows, is calculated based on the current principal amount divided by the as-is appraised value as of the new appraisal date: Senior Loan 16 (77%); Senior Loan 17 (64%); Senior Loan 19 (78%); Senior Loan 22 (64%); Senior Loan 25 (57%); Senior Loan 26 (75%); Senior Loan 30 (83%); Senior Loan 31 (70%); Senior Loan 34 (81%); Senior Loan 35 (63%); and Senior Loan 43 (81%).
(I)    Senior Loan 24 assignment-in-lieu of foreclosure closed in April 2025.
(J)    Represents real estate assets held through a Tenant-in-Common ("TIC") agreement between us and a KKR affiliate. We hold a 74.6% economic interest in the real estate assets and share decision-making with the KKR affiliate under the TIC agreement.
(K)     Represents our investment in an aggregator vehicle that invests in CMBS B-Pieces. Committed principal represents our total commitment to the aggregator vehicle whereas current principal represents the current funded amount.

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

As of March 31, 2025, the average risk rating of our portfolio was 3.1, weighted by outstanding loan principal, consistent with that as of December 31, 2024.

	March 31, 2025				December 31, 2024
Risk Rating	Number of Loans(A)	Carrying Value	Outstanding Principal	Outstanding Principal %*	Number of Loans(A)	Carrying Value	Outstanding Principal	Outstanding Principal %*
1	—	$—	$—	—%	—	$—	$—	—%
2	2	283,206	283,762	5	—	—	—	—
3	47	5,164,289	5,173,397	85	47	5,393,333	5,400,698	92
4	2	273,692	273,692	4	2	193,687	193,727	3
5	3	387,800	391,785	6	2	301,602	305,738	5
Total loan receivable	54	$6,108,987	$6,122,636	100%	51	$5,888,622	$5,900,163	100%
Allowance for credit losses		(142,337)				(117,103)
Loan receivable, net		$5,966,650				$5,771,519

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

In December 2024, we modified a risk-rated 5 senior life science loan located in San Carlos, CA, with an outstanding principal balance of $103.2 million. The terms of the modification included a $13.1 million principal repayment, and a restructure of the $90.1 million senior loan (after the $13.1 million repayment) into (i) a $89.1 million committed senior mortgage loan (with $34.9 million in unfunded commitment), and (ii) a $35.9 million subordinated note which is subordinate to a new $20.0 million sponsor interest. The restructured senior loan earns a coupon rate of S+1.00% and has a new term of three years. The $35.9 million subordinated note was deemed uncollectible and written off in December 2024. The loan modification was accounted for as a new loan for GAAP purposes. The restructured senior loan with an outstanding principal balance of $57.0 million was risk-rated 3 as of March 31, 2025.

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

Our Non-Mark-to-Market Financing Sources, which accounted for 78% of our total financing as of March 31, 2025, are not subject to credit or capital markets mark-to-market provisions. The remaining 22% of our total financing, which is comprised of three master repurchase agreements, are only subject to credit marks.

We plan to expand and diversify our financing sources, especially those sources that provide non-mark-to-market financing, reducing our exposure to market volatility.

The following table summarizes our financing agreements (dollars in thousands):

		March 31, 2025				December 31, 2024
		Borrowings			Collateral	Borrowings
	Non-/Mark-to-Market	Maximum Facility Size(A)	Outstanding Principal	Available(B)	Outstanding Principal	Outstanding Principal
Master Repurchase Agreements	Mark-to-Credit	$2,000,000	$1,140,193	$39,147	$1,696,345	$1,038,066
Collateralized Loan Obligations	Non-Mark-to-Market	1,581,103	1,581,103	—	1,938,353	1,766,231
Term Lending Agreements	Non-Mark-to-Market	1,511,597	834,289	4,758	1,216,728	789,647
Term Loan Facility	Non-Mark-to-Market	1,000,000	613,082	—	792,538	553,966
Warehouse Facility	Non-Mark-to-Market	500,000	—	—	—	—
Asset Specific Financing	Non-Mark-to-Market	490,625	353,717	—	427,792	343,216
Revolver	Non-Mark-to-Market	660,000	90,000	570,000	n.a.	80,000
Secured Term Loan	Non-Mark-to-Market	550,000	550,000	—	n.a.	339,500
Total leverage		$8,293,325	$5,162,384	$613,905		$4,910,626

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

Each of our existing master repurchase facilities includes "credit mark-to-market" features. "Credit mark-to-market" provisions in repurchase facilities are designed to keep the lenders' credit exposure generally constant as a percentage of the underlying collateral value of the assets pledged as security to them. If the credit underlying collateral value decreases, the gross amount of leverage available to us will be reduced as our assets are marked-to-market, which would reduce our liquidity. The lender under the applicable repurchase facility sets the valuation and any revaluation of the collateral assets in its sole, good faith discretion. As a contractual matter, the lender has the right to reset the value of the assets at any time based on then-current market conditions, but the market convention is to reassess valuations on a monthly, quarterly and annual basis using the financial information delivered pursuant to the facility documentation regarding the real property, borrower and guarantor under such underlying loans. Generally, if the lender determines (subject to certain conditions) that the market value of the collateral in a repurchase transaction has decreased by more than a defined minimum amount, the lender may require us to provide additional collateral or lead to margin calls that may require us to repay all or a portion of the funds advanced. We closely monitor our liquidity and intend to maintain sufficient liquidity on our balance sheet in order to meet any margin calls in the event of any significant decreases in asset values. As of March 31, 2025, the weighted average haircut under our repurchase agreements was 32.8% (or 30.5%, if we had borrowed the maximum amount approved by its repurchase agreement counterparties as of such dates). In addition, our existing master repurchase facilities are not entirely term-matched financings and may mature before our CRE debt investments that represent underlying collateral to those financings. As we negotiate renewals and extensions of these liabilities, we may experience lower advance rates and higher pricing under the renewed or extended agreements.

Term Lending Agreements

Our term lending agreements provide us with asset-based financing on a non-mark-to-market basis, are match-term to the underlying loans and are partial recourse.

Term Loan Facility

Our term loan facility provides us with asset-based financing on a non-mark-to-market basis, is match-term up to five years, with an additional two-year extension available, and is non-recourse.

Warehouse Facility

Our warehouse facility provides us with asset-based financing on a non-mark-to-market basis, has a current facility maturity of March 2026, and is partial recourse.

Asset Specific Financing

Our asset specific financing facilities provide us with asset-based financing on a non-mark-to-market basis, are match-term to the underlying loans and are non-recourse.

Revolving Credit Agreement

In March 2025, we upsized our corporate revolving credit agreement (“Revolver”), administered by Morgan Stanley Senior Funding, Inc., to $660.0 million and extended the maturity date to March 2030. We may use our Revolver as a source of financing, which is designed to provide short-term liquidity to originate or de-lever loans, pay operating expenses and borrow amounts for general corporate purposes. Our Revolver is secured by corporate level guarantees and includes net equity interests in the investment portfolio.

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

Secured Term Loan

In March 2025, we refinanced our existing term loan of $339.5 million with a new $550.0 million secured term loan due March 2032. The secured term loan is partially amortizing, with an amount equal to 1.0% per annum of the principal balance due in quarterly installments starting June 30, 2025. The secured term loan contains restrictions relating to liens, asset sales, indebtedness, investments and transactions with affiliates, and is secured by corporate level guarantees and does not include asset-based collateral.

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

Covenants—Each of our repurchase facilities, term lending agreements, warehouse facility and our Revolver contain customary terms and conditions, including, but not limited to, negative covenants relating to restrictions on our operations with respect to our status as a REIT, and financial covenants, such as:

•a trailing four quarter interest income to interest expense ratio covenant (1.3 to 1.0 beginning September 30, 2024 through June 30, 2026, then 1.4 to 1.0 thereafter);
•a consolidated tangible net worth covenant (75.0% of the aggregate net cash proceeds of any equity issuances made and any capital contributions received by us and KKR Real Estate Finance Holdings L.P. (our "Operating Partnership") or up to approximately $1.3 billion, depending on the agreement;
•a total indebtedness covenant (83.3% of our Total Assets, as defined in the applicable financing agreements); and
•a cash liquidity covenant (the greater of (i) $10.0 million or (ii) 5.0% of KREF's recourse indebtedness; from September 30, 2024 and through June 30, 2026 the Revolver has a minimum cash liquidity covenant of $75.0 million)

With respect to our secured term loan, we are required to comply with customary loan covenants and event of default provisions that include, but are not limited to, negative covenants relating to restrictions on operations with respect to our status as a REIT, and financial covenants. Such financial covenants include a minimum consolidated tangible net worth of $650.0 million and a maximum total debt to total assets ratio of 83.3%.

As of March 31, 2025, we were in compliance with the covenants of our financing facilities.

Non-Consolidated Senior Interests

In certain instances, we finance our loans through the non-recourse sale of a senior loan interest that is not included in our condensed consolidated financial statements. These non-consolidated senior interests provide structural leverage on a non-mark-to-market, match-term basis for our net investments, which are typically reflected in the form of mezzanine loans or other subordinate interests on our condensed consolidated balance sheets and in our condensed consolidated statement of income. We had no outstanding financing through non-consolidated senior interests as of March 31, 2025.

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

Real Estate Assets

Portland, OR Retail / Redevelopment — In December 2021, we took title a Portland retail property and accounted for the property on a consolidated basis. The transaction was accounted for as an asset acquisition under Accounting Standards Codification ("ASC") 805. Accordingly, we recorded the property and its net assets on the Condensed Consolidated Balance Sheets based on the estimated fair value of acquired assets and assumed liabilities. We contributed a portion of the REO asset to a joint venture (the "REO JV") with a third party local developer (“JV Partner”), whereby we had a 90% interest and the JV Partner had a 10% interest. The JV Partner's interest in the property was presented within "Noncontrolling interests in equity of consolidated joint ventures" on the Condensed Consolidated Balance Sheets. As of March 31, 2025, we have a priority of distributions up to $80.9 million before the JV Partner can participate in the economics of the REO JV.

Philadelphia, PA Office / Garage — In December 2023, we took title to a Philadelphia office portfolio through a deed-in-lieu of foreclosure ("DIL"). The transaction was accounted for as an asset acquisition under ASC 805. Accordingly, we recorded the portfolio and its net assets on the Condensed Consolidated Balance Sheets based on the estimated fair value of acquired assets and assumed liabilities.

In June 2024, we sold a portion of the portfolio and provided financing to the buyer through a senior loan. The senior loan had an outstanding principal balance of $24.4 million ($77.7 million total commitment) as of March 31, 2025 and earned a coupon rate of S+4.0% with a maximum maturity of July 2029, assuming all extension options are exercised. The senior loan is presented within “Commercial real estate loans, held-for-investment, net” on the Condensed Consolidated Balance Sheets.

As of March 31, 2025, the remaining REO assets and liabilities met the criteria to be classified as held for sale under ASC 360. As such, depreciation and amortization on the REO and related lease intangibles were suspended.

Mountain View, CA Office — In June 2024, we and the KKR affiliate took title to a Mountain View office property through a DIL and we accounted for the property on a consolidated basis. Ours and the KKR affiliate's interest in the property were 68.9% and 31.1%, respectively. The transaction was accounted for as an asset acquisition under ASC 805. Accordingly, we recorded the property and its net assets on the Condensed Consolidated Balance Sheets based on the estimated fair value of acquired assets and assumed liabilities. The KKR affiliate's interest in the property was presented within "Noncontrolling interests in equity of consolidated joint ventures" on the Condensed Consolidated Balance Sheets.

Seattle, WA Life Science (Equity Method Investment) — In June 2024, we and the KKR affiliates took title to a Seattle life science property through a DIL under a Tenant-in-Common ("TIC") agreement. Under the TIC agreement, we and the KKR affiliate held an economic interest of 74.6% and 25.4%, respectively, and shared decision-making. Under ASC 970-810, we accounted for the TIC agreement as an undivided interest in the property and recorded an equity method investment based on our share of the estimated fair value of the property's net assets.

Results of Operations

Three Months Ended March 31, 2025 Compared to Three Months Ended December 31, 2024

The following table summarizes the changes in our results of operations for three months ended March 31, 2025 and December 31, 2024 (dollars in thousands, except per share data):

	Three Months Ended		Increase (Decrease)
	March 31, 2025	December 31, 2024	Dollars	Percentage
Net Interest Income
Interest income	$113,967	$123,610	$(9,643)	(8)%
Interest expense	82,626	88,476	(5,850)	(7)
Total net interest income	31,341	35,134	(3,793)	(11)
Other Income
Income (loss) from equity method investments	(201)	(101)	(100)	99
Other miscellaneous income	1,187	1,194	(7)	(1)
Revenue from real estate owned operations	2,889	3,564	(675)	(19)
Total other income	3,875	4,657	(782)	(17)
Operating Expenses
Provision for (reversal of ) credit losses, net	24,863	4,594	20,269	441
Management fee to affiliate	5,797	5,919	(122)	(2)
General and administrative	4,831	3,955	876	22
Expenses from real estate owned operations	5,474	5,722	(248)	(4)
Total operating expenses	40,965	20,190	20,775	103
Income (Loss) Before Income Taxes	(5,749)	19,601	(25,350)	(129)
Income tax expense	—	45	(45)	(100)
Net Income (Loss)	(5,749)	19,556	(25,305)	(129)
Net income (loss) attributable to noncontrolling interests	(888)	(699)	(189)	(27)
Net Income (Loss) Attributable to KKR Real Estate Finance Trust Inc. and Subsidiaries	(4,861)	20,255	(25,116)	(124)
Preferred stock dividends	5,326	5,326	—	—
Participating securities' share in earnings	363	351	12	3
Net Income (Loss) Attributable to Common Stockholders	$(10,550)	$14,578	$(25,128)	(172)

Net Income (Loss) Per Share of Common Stock
Basic and Diluted	$(0.15)	$0.21	$(0.36)	(171)

Weighted Average Number of Shares of Common Stock Outstanding
Basic and Diluted	68,765,877	69,342,983	(577,106)	(1)

Dividends Declared per Share of Common Stock	$0.25	$0.25	$—	—

Net Interest Income

Net interest income decreased by $3.8 million during the three months ended March 31, 2025, as compared to the preceding three-month period. This decrease was due primarily to a decrease in index rates and fewer calendar days compared to the preceding three month period. We recorded $3.4 million of deferred loan fees and origination discounts accreted into interest income during the three months ended March 31, 2025, as compared to $3.7 million during the preceding period. In addition, we recorded $3.1 million of deferred financing costs amortization into interest expense during the three months ended March 31, 2025, as compared to $1.3 million for the preceding period.

Other Income

Total other income decreased by $0.8 million during the three months ended March 31, 2025, as compared to the preceding period. This decrease was due primarily to a $0.7 million decrease in revenue from REO operations.

Operating Expenses

Total operating expenses increased by $20.8 million during the three months ended March 31, 2025, as compared to the preceding period. This increase was primarily due to a $20.3 million change in the provision for credit losses. The provision for credit losses during the three months ended March 31, 2025 was due primarily to additional reserves for risk-rated 5 and risk-rated 4 loans in the multifamily and life science sectors.

Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024

The following table summarizes the changes in our results of operations for the three months ended March 31, 2025 and 2024 (dollars in thousands, except per share data):

	Three Months Ended March 31,		Increase (Decrease)
	2025	2024	Dollars	Percentage
Net Interest Income
Interest income	$113,967	$151,620	$(37,653)	(25)%
Interest expense	82,626	112,476	(29,850)	(27)
Total net interest income	31,341	39,144	(7,803)	(20)
Other Income
Income (loss) from equity method investments	(201)	845	(1,046)	(124)
Other miscellaneous income	1,187	1,792	(605)	(34)
Revenue from real estate owned operations	2,889	4,978	(2,089)	(42)
Total other income (loss)	3,875	7,615	(3,740)	(49)
Operating Expenses
Provision for (reversal of ) credit losses, net	24,863	33,266	(8,403)	(25)
Management fee to affiliate	5,797	6,340	(543)	(9)
General and administrative	4,831	4,992	(161)	(3)
Expenses from real estate owned operations	5,474	5,549	(75)	(1)
Total operating expenses	40,965	50,147	(9,182)	(18)
Income (Loss) Before Income Taxes	(5,749)	(3,388)	(2,361)	70
Income tax expense	—	41	(41)	(100)
Net Income (Loss)	(5,749)	(3,429)	(2,320)	68
Net income (loss) attributable to noncontrolling interests	(888)	(321)	(567)	(177)
Net Income (Loss) Attributable to KKR Real Estate Finance Trust Inc. and Subsidiaries	(4,861)	(3,108)	(1,753)	56
Preferred stock dividends	5,326	5,326	—	—
Participating securities' share in earnings	363	305	58	19
Net Income (Loss) Attributable to Common Stockholders	$(10,550)	$(8,739)	$(1,811)	21

Net Income (Loss) Per Share of Common Stock
Basic and Diluted	$(0.15)	$(0.13)	$(0.02)	15

Weighted Average Number of Shares of Common Stock Outstanding
Basic and Diluted	68,765,877	69,386,568	(620,691)	(1)

Dividends Declared per Share of Common Stock	$0.25	$0.25	$—	—

Net Interest Income
Net interest income decreased by $7.8 million during the three months ended March 31, 2025, as compared to the corresponding period in the prior year. This decrease was due primarily to a reduced loan portfolio size as a result of repayments or other resolutions and lower index rates. We recorded $3.4 million of deferred loan fees and origination discounts accreted into interest income during the three months ended March 31, 2025, as compared to $4.7 million during the prior year period. In addition, we recorded $3.1 million of deferred financing costs amortization into interest expense during the three months ended March 31, 2025, as compared to $5.0 million during the prior year period.

Other Income

Total other income decreased by $3.7 million during the three months ended March 31, 2025, as compared to the prior year period. This decrease was due primarily to a $2.1 million decrease in revenue from REO operations and a $1.0 million operating loss related to our real estate asset equity method investment.

Operating Expenses

Total operating expenses decreased by $9.2 million during the three months ended March 31, 2025, as compared to the prior year period. This decrease was due primarily to a $8.4 million change in the provision for credit losses. This change was due primarily to a higher provision for credit losses of $33.3 million on risk-rated 5 loans in the office sector during the prior year period compared to the provision for credit losses of $24.9 million on risk-rated 5 and risk-rated 4 loans in the multifamily and life science sectors during the three months ended March 31, 2025 .

Liquidity and Capital Resources

Overview

We have capitalized our business to date primarily through the issuance and sale of our common stock and preferred stock, borrowings from three master repurchase agreements, and borrowings from our Non-Mark-to-Market Financing Sources, which were comprised of collateralized loan obligations, term lending agreements, term loan facility, secured term loan, asset specific financing, warehouse facility, and corporate Revolver. Our Non-Mark-to-Market Financing Sources, which accounted for 78% of our total financing as of March 31, 2025, are not subject to credit or capital markets mark-to-market provisions. The remaining 22% of our total financing, which are comprised of three master repurchase agreements, are only subject to credit marks.

Our primary sources of liquidity include $106.4 million of cash on our Condensed Consolidated Balance Sheets, $570.0 million of available capacity on our corporate Revolver, $43.9 million of available borrowings under our financing arrangements based on existing collateral, and cash flows from operations. In addition, we had $349.9 million of total unencumbered assets, including $210.2 million of real estate owned assets, $35.7 million of investments in CMBS B-Pieces and $104.0 million of unencumbered senior loans, that can be financed, as of March 31, 2025. Our corporate Revolver and secured term loan are secured by corporate level guarantees and include net equity interests in the investment portfolio. We may seek additional sources of liquidity from syndicated financing, other borrowings (including borrowings not related to a specific investment) and future offerings of equity and debt securities.

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

As described in Note 9 to our condensed consolidated financial statements, we have off-balance sheet arrangements related to VIEs that we account for using the equity method of accounting and in which we hold an economic interest or have a capital commitment. Our maximum risk of loss associated with our interests in these VIEs is limited to the carrying value of our investment in the entities and any unfunded capital commitments. As of March 31, 2025, we held $35.7 million of interests in such entities, which does not include a remaining commitment of $4.3 million to our CMBS B-Piece investment that we are required to fund if called.

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

We have also entered into an equity distribution agreement with certain sales agents, pursuant to which we may sell, from time to time, up to an aggregate sales price of $100.0 million of our common stock, pursuant to a continuous offering program (the “ATM”), under the Shelf. Sales of our common stock made pursuant to the ATM may be made in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act. During the three months ended March 31, 2025, we did not sell any shares of common stock under the ATM. As of March 31, 2025, $93.2 million remained available for issuance under the ATM.

See Notes 5, 6, 7 and 10 to our condensed consolidated financial statements for additional details regarding our secured financing agreements, collateralized loan obligations, secured term loan and stock activity.

Debt-to-Equity Ratio and Total Leverage Ratio

The following table presents our debt-to-equity ratio and total leverage ratio:

	March 31, 2025	December 31, 2024
Debt-to-equity ratio(A)	1.9x	1.6x
Total leverage ratio(B)	3.9x	3.6x

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

Sources of Liquidity

Our primary sources of liquidity include cash and cash equivalents and available borrowings under our secured financing agreements, inclusive of our Revolver. Amounts available under these sources as of the date presented are summarized in the following table (dollars in thousands):

	March 31, 2025	December 31, 2024
Cash and cash equivalents	$106,411	$104,933
Available borrowings under revolving credit agreement	570,000	530,000
Available borrowings under master repurchase agreements	39,147	46,121
Available borrowings under term lending agreements	4,758	3,234
Available borrowings under term loan agreements	—	524
Total	$720,316	$684,812

We also had $349.9 million of total unencumbered assets, including $210.2 million of real estate owned assets, $35.7 million of investments in CMBS B-Pieces and $104.0 million of unencumbered senior loans as of March 31, 2025. In addition to our primary sources of liquidity, we have the ability to access further liquidity through our ATM program and public offerings of debt and equity securities. Our existing loan portfolio also provides us with liquidity as loans are repaid or sold, in whole or in part, and the proceeds from repayment become available for us to invest.

Cash Flows

The following table sets forth changes in cash and cash equivalents for the three months ended March 31, 2025 and 2024 (dollars in thousands):

	Three Months Ended March 31,
	2025	2024
Cash Flows From Operating Activities	$15,916	$34,488
Cash Flows From Investing Activities	(220,466)	236,756
Cash Flows From Financing Activities	205,347	(300,770)
Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	$797	$(29,526)

Cash Flows from Operating Activities

Our cash flows from operating activities were primarily driven by our net interest income, which is a result of the income generated by our investments less financing costs. The following table sets forth interest received from, and paid for, our investments (dollars in thousands):

	Three Months Ended March 31,
	2025	2024
Interest received	$110,907	$147,237
Interest paid	84,721	108,407
Net interest collections	$26,186	$38,830

Our net interest collections were partially offset by cash used to pay management fees, as follows (dollars in thousands):

	Three Months Ended March 31,
	2025	2024
Management Fees to affiliate	$5,919	$6,523

Cash Flows from Investing Activities

Our cash flows from investing activities primarily consisted of cash outflows for loan originations and funding commitments under existing loan investments, partially offset by cash inflows from loan repayments during the quarter. During the three months ended March 31, 2025, we funded $400.2 million of CRE loans and received $182.1 million from the repayments and sale of CRE loans.

During the three months ended March 31, 2024, we funded $95.8 million of CRE loans and received $334.7 million from the repayments of CRE loans.

Cash Flows from Financing Activities

During the three months ended March 31, 2025, our cash flows from financing activities were primarily driven by borrowing proceeds of $603.4 million under our secured financing agreements and proceeds of $209.8 million issued under our secured term loan, partially offset by repayments of $377.0 million on our secured financing agreements and repayments of $185.1 million on our collateralized loan obligations.

During the three months ended March 31, 2024, our cash flows from financing activities were primarily driven by (i) repayments of $382.1 million under our secured financing agreements and (ii) payment of $35.1 million in dividends, partially offset by borrowing proceeds of $118.8 million under our secured financing agreements.

Contractual Obligations and Commitments

The following table presents our contractual obligations and commitments (including interest payments) as of March 31, 2025 (dollars in thousands):

	Total	Less than 1 year	1 to 3 years	3 to 5 years	Thereafter
Master Repurchase Facilities(A)	$1,140,194	$270,397	$718,770	$151,027	$—
Term Lending Agreements(A)	834,289	79,250	633,423	—	121,616
Warehouse Facility	—	—	—	—	—
Term Loan Facility	613,082	—	533,082	80,000	—
Asset Specific Facility	353,716	—	353,716	—	—
Revolver(B)	90,000	90,000	—	—	—
Total secured financing agreements	3,031,281	439,647	2,238,991	231,027	121,616
Collateralized Loan Obligations	1,581,102	—	—	—	1,581,102
Secured Term Loan	550,000	5,500	11,000	11,000	522,500
Interest payable(C)	1,165,545	322,481	460,022	303,339	79,703
Future funding obligations(D)	418,442	289,163	122,182	7,097	—
RECOP I commitment	4,324	4,324	—	—	—
Total	$6,750,694	$1,061,115	$2,832,195	$552,463	$2,304,921

(A)    The allocation of repurchase facilities and term lending agreements is based on the earlier of (i) the maximum maturity of the underlying loans pledged as collateral or (ii) the maximum maturity of the respective financing agreements. Amounts borrowed are subject to a maximum 25.0% recourse limit.
(B)    Any amounts borrowed are full recourse to certain subsidiaries of KREF. Amounts are estimated based on the amount outstanding under the Revolver and the interest rate in effect as of March 31, 2025. This is only an estimate as actual amounts borrowed, the timing of repayments and interest rates may vary over time. The Revolver matures in March 2030.
(C)    The amounts are estimated by assuming the amounts outstanding under these facilities and the interest rates in effect as of March 31, 2025 will remain constant into the future. The actual amounts borrowed and rates may vary over time.
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

To arrive at a CECL reserve using the WARM method, we considered various factors including (i) historical loss experience in the commercial real estate lending market, (ii) timing of expected repayments and expected loan future funding, (iii) and our current and future view of the macroeconomic environment for a reasonable and supportable forecast period. We derive a historical loss rate predominately based on a commercial mortgage-backed securities (“CMBS”) database with historical losses since 1998 provided by a third party. We focus on the most relevant subset of CMBS data that is determined to be the most comparable to our own portfolio. The historical loss rate is further adjusted to consider expected macroeconomic conditions, such as commercial real estate price indices, unemployment rates and market liquidity, over reasonable and supportable forecast periods. There is significant uncertainty related to future macroeconomic conditions. Therefore, we also consider other loan specific credit quality factors such as the risk rating of the loan, a near-term maturity, nature of construction loans, and economic conditions specific to the property type of the underlying collateral.

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

Recent Accounting Pronouncements

In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40), which requires a public business entity to provide disaggregated disclosures, in the notes to the financial statements, of certain categories of expenses that are included in expense line items on the face of the income statement. The guidance is effective for our 2027 annual reporting. The guidance is applied prospectively and may be applied retrospectively. We are evaluating the impact of ASU 2024-03.

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
Inflation, rising interest rates and increasing costs may dampen consumer spending and slow corporate profit growth, which may negatively impact the value of underlying real estate collateral relating to our investments and impair our borrowers’ ability to execute on their business plans and potentially their ability to perform under the terms of their loan obligations. These risks may be exacerbated by recent changes in global tariff policies and escalating global trade tensions, which have introduced uncertainty in supply chains and material costs and have contributed to significant market volatility.

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

Although the Federal Reserve lowered interest rates three times during 2024, interest rates remain elevated and the timing, direction and extent of any future interest rate changes remain uncertain. In a period of declining interest rates, our interest income on floating-rate investments would generally decrease, while any decrease in the interest we are charged on our floating-rate debt may be subject to floors and may not compensate for such decrease in interest income. However, rate floors relating to our loan portfolio may offset some of the impact from declining rates. In addition, interest we are charged on fixed-rate debt would not change.

As of March 31, 2025, our accruing loan portfolio and related portfolio financing earned or paid a floating rate of interest indexed to Term SOFR. Accordingly, our interest income and expense will generally change directionally with index rates; however, in certain circumstances, rate floors relating to our loan portfolio may partially offset the impact from changing rates. As of March 31, 2025, a 50 basis point and a 100 basis point decrease in the index rates would decrease our expected cash flows by approximately $1.1 million and $1.9 million, or ($0.02) and ($0.03) per common share, respectively, for the following three-month period. Conversely, a 50 basis point and a 100 basis point increase in the index rates would increase our expected cash flows by approximately $1.1 million and $2.1 million, or $0.02 and $0.03 per common share, respectively, for the same period.

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

Financing Risk

We finance our target assets using our repurchase facilities, term lending agreements, term loan facility, warehouse facility, asset based financing, revolving credit agreement, collateralized loan obligations, secured term loan and through syndicating senior participations in our originated senior loans. Over time, as market conditions change, we may use other forms of leverage in addition to these methods of financing. Weakness or volatility in the financial markets, the CRE and mortgage markets or the economy generally could adversely affect one or more of our lenders or potential lenders and could cause one or more of our lenders or potential lenders to be unwilling or unable to provide us with financing, or to decrease the amount of our available financing through a market to market, or to increase the costs of that financing.

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

As of March 31, 2025, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2025, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) of the Exchange Act) occurred during the quarter ended March 31, 2025 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

During the three months ended March 31, 2025, we repurchased and retired 889,100 shares of our common stock under the repurchase program at an average price per share of $11.03 for a total of $9.8 million. As of March 31, 2025, we had $80.2 million of remaining capacity to repurchase shares under the program.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Description

10.1
Term Loan Credit Agreement, dated as of March 5, 2025, by and among KREF Holdings X LLC, KKR Real Estate Financing Holdings L.P., the guarantors from time to time party thereto, the lenders from time to time party thereto and Goldman Sachs USA, as administrative agent.

10.2*
Tenth Amendment, dated as of March 5, 2025, to the Credit Agreement among KREF Holdings X LLC, KKR Real Estate Finance Holdings L.P., the lenders party thereto and Morgan Stanley Senior Funding Inc., as administrative agent.

10.3	Amendment No. 8 to Guarantee Agreement, dated as of March 6, 2025 between Wells Fargo Bank, National Association and KKR Real Estate Finance Holdings L.P.

10.4	Fourth Amendment to Guaranty Agreement, effective as of March 6, 2025, between KKR Real Estate Finance Holdings L.P. and Morgan Stanley Bank, N.A.

10.5
Third Amendment to Guaranty Agreement, effective as of March 6, 2025, between KKR Real Estate Finance Holdings L.P. and Morgan Stanley Bank, N.A. (as the assignee of all the rights and obligations of MUFG Bank Ltd. under the Program Documents).

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

KKR REAL ESTATE FINANCE TRUST INC.

Date:	April 23, 2025	By:	/s/ Matthew A. Salem
Name: Matthew A. Salem
Title: Chief Executive Officer
(Principal Executive Officer)

Date:	April 23, 2025	By:	/s/ Kendra L. Decious
Name: Kendra L. Decious
Title: Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)