Form 10-Q
period 2025-06-30
KKR Real Estate Finance Trust Inc.
filed 2025-07-22
CIK 1631596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025

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

The number of shares of the registrant's common stock, par value $0.01 per share, outstanding as of July 18, 2025 was 65,676,132.

KKR REAL ESTATE FINANCE TRUST INC.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2025

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

PART I — FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

KKR Real Estate Finance Trust Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)
(Amounts in thousands, except share and per share data)

	June 30, 2025	December 31, 2024
Assets
Cash and cash equivalents	$107,717	$104,933
Commercial real estate loans, held-for-investment	5,777,138	5,888,622
Less: Allowance for credit losses	(171,591)	(117,103)
Commercial real estate loans, held-for-investment, net	5,605,547	5,771,519
Real estate owned, held for investment, net	258,832	262,479
Real estate owned assets, held for sale	127,035	56,554
Equity method investment, real estate asset	85,259	81,708
Equity method investment, CMBS B-Pieces	35,463	35,598
Variable interest entity assets, CMBS trust, at fair value	492,037	—
Accrued interest receivable	26,080	28,754
Other assets	17,302	8,853
Total Assets	$6,755,272	$6,350,398

Liabilities and Equity
Liabilities
Secured financing agreements, net	$2,948,247	$2,798,674
Collateralized loan obligations, net	1,447,843	1,766,104
Secured term loan, net	535,053	333,853
Dividends payable	16,419	17,178
Accrued interest payable	13,038	19,939
Real estate owned liabilities, held for sale	1,805	1,328
Variable interest entity liabilities, CMBS trust, at fair value	482,974	—
Due to affiliates	6,139	5,919
Other liabilities	10,612	8,524
Total Liabilities	5,462,130	4,951,519

Commitments and Contingencies (Note 13)	—	—

Equity
Preferred Stock, $0.01 par value, 50,000,000 shares authorized
Series A cumulative redeemable preferred stock, (13,110,000 shares issued and outstanding as of June 30, 2025 and December 31, 2024); liquidation preference of $327,750, or $25.00 per share	131	131
Common stock, $0.01 par value, 300,000,000 authorized (65,676,132 and 68,713,596 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively)	657	686
Additional paid-in capital	1,689,086	1,714,684
Accumulated deficit	(449,821)	(370,471)
Total KKR Real Estate Finance Trust Inc. Stockholders’ Equity	1,240,053	1,345,030
Noncontrolling interests in equity of consolidated joint ventures	53,089	53,849
Total Equity	1,293,142	1,398,879
Total Liabilities and Equity	$6,755,272	$6,350,398

See Notes to Condensed Consolidated Financial Statements.

KKR Real Estate Finance Trust Inc. and Subsidiaries

Condensed Consolidated Statements of Income (Unaudited)
(Amounts in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net Interest Income
Interest income	$112,272	$149,249	$226,239	$300,869
Interest expense	82,101	108,816	164,727	221,292
Total net interest income	30,171	40,433	61,512	79,577

Other Income
Revenue from real estate owned operations	4,025	5,785	6,914	10,763
Income (loss) from equity method investments	(619)	618	(820)	1,463
Change in net assets of consolidated variable interest entity, CMBS trust	41	—	41	—
Gain (loss) on sale of investments	1,192	(615)	1,192	(615)
Other miscellaneous income	1,061	1,432	2,248	3,224
Total other income	5,700	7,220	9,575	14,835

Operating Expenses
Provision for credit losses, net	49,848	4,545	74,711	37,811
Expenses from real estate owned operations	6,178	6,341	11,652	11,890
Management fee to affiliate	5,737	6,373	11,534	12,713
General and administrative	4,681	4,795	9,512	9,787
Total operating expenses	66,444	22,054	107,409	72,201

Income (Loss) Before Income Taxes	(30,573)	25,599	(36,322)	22,211
Income tax expense	—	71	—	112
Net Income (Loss)	(30,573)	25,528	(36,322)	22,099
Net income (loss) attributable to noncontrolling interests	(847)	(304)	(1,735)	(625)
Net Income (Loss) Attributable to KKR Real Estate Finance Trust Inc. and Subsidiaries	(29,726)	25,832	(34,587)	22,724
Preferred stock dividends	5,326	5,326	10,652	10,652
Participating securities' share in earnings	373	283	736	588
Net Income (Loss) Attributable to Common Stockholders	$(35,425)	$20,223	$(45,975)	$11,484

Net Income (Loss) Per Share of Common Stock
Basic and Diluted	$(0.53)	$0.29	$(0.68)	$0.17
Weighted Average Number of Shares of Common Stock Outstanding
Basic and Diluted	67,191,309	69,423,244	67,974,243	69,404,906

Dividends Declared per Share of Common Stock	$0.25	$0.25	$0.50	$0.50

See Notes to Condensed Consolidated Financial Statements.

KKR Real Estate Finance Trust Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Equity (Unaudited)
(Amounts in thousands, except share data)

	Series A Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Repurchased Stock	Total KKR Real Estate Finance Trust Inc. Stockholders' Equity	Noncontrolling Interests in Equity of Consolidated Joint Ventures	Total Equity
	Shares	Par Value	Shares	Par Value
Balance at December 31, 2024	13,110,000	$131	68,713,596	$686	$1,714,684	$(370,471)	$—	$1,345,030	$53,849	$1,398,879
Repurchase and retirement of common stock	—	—	(889,100)	(8)	(9,823)	—	—	(9,831)	—	(9,831)
Stock-based compensation, net	—	—	—	—	2,127	—	—	2,127	—	2,127
Net income (loss)	—	—	—	—	—	(4,861)	—	(4,861)	(888)	(5,749)
Contribution by noncontrolling interests	—	—	—	—	—	—	—	—	774	774
Series A preferred dividends declared, $0.41 per share	—	—	—	—	—	(5,326)	—	(5,326)	—	(5,326)
Common dividends declared, $0.25 per share	—	—	—	—	—	(16,956)	—	(16,956)	—	(16,956)
Participating security dividends declared, $0.25 per share	—	—	—	—	—	(363)	—	(363)	—	(363)
Balance at March 31, 2025	13,110,000	$131	67,824,496	$678	$1,706,988	$(397,977)	$—	$1,309,820	$53,735	$1,363,555
Repurchase and retirement of common stock	—	—	(2,170,904)	(21)	(20,043)	—	—	(20,064)	—	(20,064)
Stock-based compensation, net	—	—	22,540	*	2,141	—	—	2,141	—	2,141
Net income (loss)	—	—	—	—	—	(29,726)	—	(29,726)	(847)	(30,573)
Contribution by noncontrolling interests	—	—	—	—	—	—	—	—	201	201
Series A preferred dividends declared, $0.41 per share	—	—	—	—	—	(5,326)	—	(5,326)	—	(5,326)
Common dividends declared, $0.25 per share	—	—	—	—	—	(16,419)	—	(16,419)	—	(16,419)
Participating security dividends declared, $0.25 per share	—	—	—	—	—	(373)	—	(373)	—	(373)
Balance at June 30, 2025	13,110,000	$131	65,676,132	$657	$1,689,086	$(449,821)	$—	$1,240,053	$53,089	$1,293,142

* Rounds to zero.

	Series A Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Repurchased Stock	Total KKR Real Estate Finance Trust Inc. Stockholders' Equity	Noncontrolling Interests in Equity of Consolidated Joint Ventures	Total Equity
	Shares	Par Value	Shares	Par Value
Balance at December 31, 2023	13,110,000	$131	69,313,860	$693	$1,815,077	$(314,370)	$(96,764)	$1,404,767	$(585)	$1,404,182
Stock-based compensation, net	—	—	—	—	2,296	—	—	2,296	—	2,296
Net income (loss)	—	—	—	—	—	(3,108)	—	(3,108)	(321)	(3,429)
Series A preferred dividends declared, $0.41 per share	—	—	—	—	—	(5,326)	—	(5,326)	—	(5,326)
Common dividends declared, $0.25 per share	—	—	—	—	—	(17,328)	—	(17,328)	—	(17,328)
Participating security dividends declared, $0.25 per share	—	—	—	—	—	(305)	—	(305)	—	(305)
Balance at March 31, 2024	13,110,000	$131	69,313,860	$693	$1,817,373	$(340,437)	$(96,764)	$1,380,996	$(906)	$1,380,090
Retirement of repurchased stock	—	—	—	—	(96,764)	—	96,764	—	—	—
Stock-based compensation, net	—	—	19,348	*	2,225	—	—	2,225	—	2,225
Net income (loss)	—	—	—	—	—	25,832	—	25,832	(304)	25,528
Contribution by noncontrolling interests	—	—	—	—	—	—	—	—	54,331	54,331
Series A preferred dividends declared, $0.41 per share	—	—	—	—	—	(5,326)	—	(5,326)	—	(5,326)
Common dividends declared, $0.25 per share	—	—	—	—	—	(17,333)	—	(17,333)	—	(17,333)
Participating security dividends declared, $0.25 per share	—	—	—	—	—	(283)	—	(283)	—	(283)
Balance at June 30, 2024	13,110,000	$131	69,333,208	$693	$1,722,834	$(337,547)	$—	$1,386,111	$53,121	$1,439,232

* Rounds to zero.

See Notes to Condensed Consolidated Financial Statements.

KKR Real Estate Finance Trust Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)
(Amounts in thousands)

	Six Months Ended June 30,
	2025	2024
Cash Flows From Operating Activities
Net income (loss)	$(36,322)	$22,099
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Accretion of deferred loan fees and discounts	(7,813)	(9,584)
Payment-in-kind interest	(771)	(279)
Amortization of deferred debt issuance costs and discounts	6,101	9,280
(Income) loss from equity method investments	2,232	(182)
Change in net assets of consolidated variable interest entity, CMBS trust	(41)	—
Provision for credit losses, net	74,711	37,811
Depreciation and amortization	981	—
Stock-based compensation expense	4,268	4,522
(Gain) loss on sale of investments	(1,192)	615
Changes in operating assets and liabilities:
Assets related to real estate owned, held for sale, net of liabilities	(751)	1,864
Accrued interest receivable, net	2,674	4,487
Other assets	201	(664)
Accrued interest payable	(6,901)	(3,511)
Due to affiliates	221	(150)
Other liabilities	(555)	(1,177)
Net cash provided by (used in) operating activities	37,043	65,131

Cash Flows From Investing Activities
Proceeds from principal repayments of commercial real estate loans	629,832	660,698
Originations and fundings of commercial real estate loans	(626,464)	(186,446)
Capital expenditures on real estate owned	(1,895)	(7,401)
Payment to acquire real estate owned	(852)	(363)
Net proceeds (payment) on sale of real estate owned, held for investment	5,866	—
Net proceeds (payment) on sale of real estate owned, held for sale	24,395	(1,092)
Payment to acquire equity method investment, real estate asset	—	(627)
Contributions to equity method investment, real estate asset	(5,648)	—
Payment to acquire interests in CMBS trust	(9,021)	—
Net cash provided by (used in) investing activities	16,213	464,769

Cash Flows From Financing Activities
Proceeds from borrowings under secured financing agreements	1,003,275	266,607
Proceeds from issuance of secured term loan	209,813	—
Proceeds from noncontrolling interest contributions	975	—
Principal repayments on borrowings under secured financing agreements	(853,178)	(771,505)
Principal repayments on borrowings under collateralized loan obligations	(318,357)	—
Principal repayments on borrowings under secured term loan	(1,375)	—
Payments of debt and collateralized debt obligation issuance costs	(16,315)	(2,857)
Payments of common stock dividends	(34,134)	(47,133)
Payments of preferred stock dividends	(10,652)	(10,652)
Payments to repurchase common stock	(29,895)	—
Net cash provided by (used in) financing activities	(49,843)	(565,540)

Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	3,413	(35,640)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	106,547	148,313
Cash, Cash Equivalents and Restricted Cash at End of Period	$109,960	$112,673

	Six Months Ended June 30,
	2025	2024
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$107,717	$107,151
Restricted cash (Note 9)	2,243	5,522
Total cash, cash equivalents and restricted cash shown in the Condensed Consolidated Statements of Cash Flows	$109,960	$112,673

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$165,526	$215,524
Cash paid during the period for income taxes	1	216
Supplemental Schedule of Non-Cash Investing and Financing Activities
Dividend declared, not yet paid	16,419	17,333
Loan funding held in escrow	—	7,325
Loan principal repayments held by a servicer	4,500	57,044
Deferred financing costs, not yet paid	824	1,797
Acquisition of real estate owned	93,400	175,000
Acquisition of other assets related to real estate owned	258	240
Assumption of other liabilities related to real estate owned	(1,264)	(807)
Transfer of senior loan to real estate owned	91,766	120,052
Noncontrolling interest contribution to real estate owned	—	54,331
Transfer of senior loan to equity method investment, real estate asset	—	82,008
Sale of real estate owned, held for sale, net of closing costs	—	28,948
Seller financing provided on sale of real estate owned, held for sale, net	—	30,040
Consolidation of variable interest entities, CMBS Trust (incremental assets and liabilities)	482,974	—

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

As of June 30, 2025, KKR beneficially owned 10,000,001 shares, or 15.2% of KREF's outstanding common stock.

KREF's principal business activities are related to the origination and purchase of credit investments related to commercial real estate. KREF’s Chief Executive Officer is the Chief Operating Decision Maker ("CODM") who allocates resources and assesses financial performance. The CODM reviews net income (loss) attributable to KREF and assesses the performance of KREF's current portfolio of leveraged and unleveraged commercial real estate loans and makes operating decisions accordingly. As a result, KREF conducts its business as a single operating segment. All expense categories on the Condensed Consolidated Statements of Operations are significant and there are no other significant segment expenses that would require disclosure.

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

Commercial Mortgage-Backed Securities — KREF consolidates trusts that issue beneficial ownership interests in commercial real estate loans (commonly referred to as commercial mortgage-backed securities, or "CMBS") when management determines that such trusts are VIEs and that KREF is the primary beneficiary of such VIEs.

Management believes that the performance of the commercial real estate loans underlying CMBS issuances most significantly impact the economic performance of such trusts, and the primary beneficiary is generally the party that has the power to direct activities that most significantly affect those assets' performance. The subordinated tranches with first loss risk typically form the controlling class, which grants the holder the unilateral right to appoint and remove the special servicer of these trusts. The special servicer plays a critical role in mitigating credit losses by managing delinquent loans.

KREF holds non-investment grade and unrated subordinate tranches, including the controlling class, in the CMBS trust it consolidates. These tranches expose KREF to first loss risk and entitle it to potential residual returns. As the controlling class holder, KREF has the unilateral right to appoint and remove the special servicer and management has concluded that KREF is the primary beneficiary and therefore, consolidates these CMBS trusts. All assets and liabilities of the consolidated CMBS trusts are recorded on KREF's condensed consolidated financial statements. The difference between the consolidated trusts' assets and liabilities represents KREF's interest in the CMBS trusts.

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)
Assets of a consolidated CMBS trust can only be used to settle the obligations of that trust. These assets are not individually accessible to the CMBS bondholders, and the trust's liabilities are non-recourse to KREF or any other bondholders. The assets of the consolidated trust, primarily commercial mortgage loans and related interest accruals, are presented within "Variable interest entity assets, CMBS trust, at fair value", and the liabilities of the consolidated trust, primarily obligations to the external CMBS holders and related interest accruals, are presented within "Variable interest entity liabilities, CMBS trust, at fair value" on the Condensed Consolidated Balance Sheets.

KREF elected the fair value option for the initial and subsequent recognition of the assets and liabilities of the consolidated CMBS trust. This approach provides users of the financial statements with more relevant information about the effects of credit risk and other market factors on KREF's investment in CMBS. Since changes in fair value incorporate the interest income and expense of the CMBS trust, management does not consider the separate presentation of the components of fair value changes to be relevant. Management has elected to present these components in aggregate within "Change in net assets of consolidated variable interest entity, CMBS trust" in the Condensed Consolidated Statements of Income.

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

Real Estate Owned Joint Venture — KREF has two joint ventures that hold the majority of KREF’s investments in real estate owned ("REO") and determined the joint ventures to be VIEs (Note 10). KREF owns a majority of the equity interests in the joint ventures and participates in the profits and losses. Management concluded that KREF is the primary beneficiary of the joint ventures as KREF holds decision-making power over the activities that most significantly impact the economic performance and has the obligation to absorb losses or the right to receive benefits that could be potentially significant to the joint ventures.

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

Valuation of Variable Interest Entity, CMBS Trust — Management classifies the financial assets and liabilities of consolidated CMBS trusts as Level 3 within the fair value hierarchy and has elected the fair value option for these financial instruments within the trusts. KREF has adopted the measurement alternative under Accounting Standards Codification ("ASC") Topic 810, which permits measurement of both the financial assets and liabilities of consolidated CMBS trusts based on the fair value of the financial liabilities, as these are considered more observable than the fair value of the related assets. Accordingly, KREF presents the CMBS issued by the consolidated trusts, excluding any portion retained by KREF, as financial liabilities measured at fair value in its condensed consolidated financial statements. The financial assets of these consolidated CMBS trusts are measured as the aggregated fair value of the liabilities of these trusts, including those held by KREF. Under this approach, "Change in net assets of consolidated variable interest entity, CMBS trust" in the Condensed Consolidated Statements of Income reflects KREF's economic interest in the consolidated CMBS trusts, including (i) change in fair value of CMBS held by KREF, (ii) interest and servicing fees income earned from the CMBS trusts, and (iii) any other residual returns or losses attributable to KREF (Note 8).

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

Refer to Note 16 for additional information regarding the valuation of KREF's financial assets and liabilities.

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

KREF recognizes and measures the allowance for credit losses under the Current Expected Credit Loss ("CECL") model, which requires a reporting entity to estimate expected credit losses, not only based on historical experience and current conditions, but also by including reasonable and supportable forecasts incorporating forward-looking information. The measurement of expected credit losses under CECL is applicable to financial assets measured at amortized cost, and off-balance sheet credit exposures such as unfunded loan commitments. The allowance for credit losses is deducted from the respective loans’ amortized cost basis on KREF's Condensed Consolidated Balance Sheets. The allowance for credit losses attributed to unfunded loan commitments is included in “Other liabilities” on the Condensed Consolidated Balance Sheets (Note 9).

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

To arrive at a CECL reserve using the WARM method, KREF considers various factors including (i) historical loss experience in the commercial real estate lending market, (ii) timing of expected repayments and expected loan future funding, and (iii) KREF’s view of the current and future macroeconomic environment for a reasonable and supportable forecast period. KREF derives a historical loss rate predominately based on a CMBS database with historical losses since 1998 provided by a third party. KREF focuses on the most relevant subset of CMBS data that is determined to be the most comparable to its own portfolio. The historical loss rate is further adjusted to consider expected macroeconomic conditions, such as commercial real estate price indices, unemployment rates and market liquidity, over reasonable and supportable forecast periods. There is significant uncertainty related to future macroeconomic conditions. Therefore, KREF also considers other loan specific credit quality factors such as the risk rating of the loan, a near-term maturity, nature of construction loans, and economic conditions specific to the property type of the underlying collateral.

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

Dividends Payable — KREF records dividends payable on its common stock and preferred stock upon declaration of such dividends. In June 2025, KREF's board of directors declared a dividend of $0.25 per share of common stock to stockholders of record as of June 30, 2025, which was accrued in “Dividends payable” on KREF’s Condensed Consolidated Balance Sheets as of June 30, 2025 and was subsequently paid on July 15, 2025. In April 2025, KREF's board of directors declared a dividend of $0.41 per each issued and outstanding share of the Company’s 6.50% Series A Cumulative Redeemable Preferred Stock, which represents an annual dividend of $1.625 per share. The dividend was paid on June 13, 2025 to KREF’s preferred stockholders of record as of May 30, 2025.

Repurchased Stock — KREF accounts for repurchases of its common stock based on the settlement date and presents repurchased stock in “Repurchased stock” on its Condensed Consolidated Balance Sheets (Note 11). Payments for stock repurchases that are not yet settled as of the reporting date are presented within “Other assets” on the Condensed Consolidated Balance Sheets. Retirement of repurchased stock is recorded as an offset to “Additional paid-in capital” on the Condensed Consolidated Balance Sheets. As of June 30, 2025, all shares repurchased by KREF were retired.

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

If management considers a loan to be uncollectible, management writes off the loan through a charge to "Allowance for credit losses" based on the present value of expected future cash flows discounted at the loan’s contractual effective rate or the fair value of the collateral, if repayment is expected solely from the collateral. Significant judgment is required in determining collectability and in estimating the resulting credit loss, and actual losses, if any, could materially differ from those estimates.

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

As of June 30, 2025 and December 31, 2024, KREF did not have any material deferred tax assets or liabilities arising from future tax consequences attributable to differences between the carrying amounts of existing assets and liabilities in accordance with GAAP and their respective tax bases.

KREF recognizes tax benefits for uncertain tax positions only if it is more likely than not that the position is sustainable based on its technical merits. Interest and penalties on uncertain tax positions are included as a component of the provision for income taxes in KREF's Condensed Consolidated Statements of Income. As of June 30, 2025, KREF did not have any material uncertain tax positions.

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

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)
Note 3. Commercial Real Estate Loans

The following table summarizes KREF's investments in commercial real estate loans as of June 30, 2025 and December 31, 2024:

					Weighted Average(C)
Loan Type	Outstanding Principal	Amortized Cost(A)	Carrying Value(B)	Loan Count	Floating Rate Loan %	Coupon(D)	Life (Years)(E)
June 30, 2025
Loans held-for-investment(F)
Senior loans	$5,790,984	$5,777,138	$5,605,547	53	98.7%	7.4%	1.9

December 31, 2024
Loans held-for-investment(F)
Senior loans	$5,900,163	$5,888,622	$5,771,519	51	98.6%	7.5%	2.0

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
(E)    The weighted average life assumes all extension options are exercised by the borrowers.
(F)    Excludes fully written off loans.

Activity — For the six months ended June 30, 2025, the loan portfolio activity was as follows:

	Amortized Cost	Allowance for Credit Losses	Carrying Value
Balance at December 31, 2024	$5,888,622	$(117,103)	$5,771,519
Originations and future fundings, net(A)	626,464	—	626,464
Proceeds from loan repayments	(634,332)	—	(634,332)
Accretion of loan discount and other amortization, net	7,813	—	7,813
Payment-in-kind interest	771	—	771
(Provision for) Reversal of credit losses	—	(74,922)	(74,922)
Write-offs charged	(20,434)	20,434	—
Transfer to real estate owned	(91,766)	—	(91,766)
Balance at June 30, 2025	$5,777,138	$(171,591)	$5,605,547

(A)    Net of applicable premiums, discounts and deferred loan origination costs. Includes fundings on previously originated loans.

As of June 30, 2025 and December 31, 2024, there were $9.6 million and $7.3 million, respectively, of unamortized origination discounts and deferred fees included in "Commercial real estate loans, held-for-investment, net" on the Condensed Consolidated Balance Sheets.

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

In December 2024, KREF modified a risk-rated 5 senior life science loan located in San Carlos, CA, with an outstanding principal balance of $103.2 million. The terms of the modification included a $13.1 million principal repayment, and a restructure of the $90.1 million senior loan (after the $13.1 million repayment) into (i) a $89.1 million committed senior mortgage loan (with $34.9 million in unfunded commitment), and (ii) a $35.9 million subordinated note which is subordinate to

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)
a new $20.0 million sponsor interest. The restructured senior loan earns a coupon rate of S+1.00% and has a new term of three years. The $35.9 million subordinated note was deemed uncollectible and written off in December 2024. The loan modification was accounted for as a new loan for GAAP purposes. The restructured senior loan with an outstanding principal balance of $58.6 million was risk-rated 3 as of June 30, 2025.

Loan Risk Ratings — KREF evaluates its commercial real estate loan portfolio at least once per quarter and assesses the risk factors of each loan and assigns a risk rating based on a variety of factors. Loans are rated “1” (Very Low Risk) through “5” (Impaired/Loss Likely), which ratings are defined in Note 2.

The following tables summarize the carrying value of the loan portfolio based on KREF's internal risk ratings:

	June 30, 2025				December 31, 2024
Risk Rating	Number of Loans(A)	Carrying Value	Outstanding Principal	Outstanding Principal %	Number of Loans(A)	Carrying Value	Outstanding Principal	Outstanding Principal %
1	—	$—	$—	—%	—	$—	$—	—%
2	3	465,122	465,264	8	—	—	—	—
3	45	4,670,837	4,680,271	81	47	5,393,333	5,400,698	92
4	2	202,357	202,357	3	2	193,687	193,727	3
5	3	438,822	443,092	8	2	301,602	305,738	5
Total loan receivable	53	$5,777,138	$5,790,984	100%	51	$5,888,622	$5,900,163	100%
Allowance for credit losses		(171,591)				(117,103)
Loan receivable, net		$5,605,547				$5,771,519

* Numbers presented may not foot due to rounding.
(A)    Excludes fully written off loans.

As of June 30, 2025, the average risk rating of KREF's portfolio was 3.1, weighted by outstanding loan principal, consistent with that as of December 31, 2024.

Loan Vintage — The following tables present the amortized cost of the loan portfolio by KREF's internal risk rating and year of origination. The risk ratings are updated as of June 30, 2025 and December 31, 2024 in the corresponding table.

June 30, 2025
Risk Rating	Number of Loans(B)	Outstanding Principal(B)	Amortized Cost by Year of Origination(A)
			2025	2024	2023	2022	2021	Prior	Total
Commercial Real Estate Loans
1	—	$—	$—	$—	$—	$—	$—	$—	$—
2	3	465,264	—	—	—	—	465,122	—	465,122
3	45	4,680,271	517,015	83,046	115,106	1,459,022	2,312,272	184,376	4,670,837
4	2	202,357	—	—	90,671	—	111,686	—	202,357
5	3	443,092	—	—	—	85,492	163,218	190,112	438,822
	53	$5,790,984	$517,015	$83,046	$205,777	$1,544,514	$3,052,298	$374,488	$5,777,138
Year-to-date gross write-offs charged			$—	$—	$—	$20,434	$—	$—	$20,434

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)

December 31, 2024
Risk Rating	Number of Loans(B)	Outstanding Principal(B)	Amortized Cost by Year of Origination(A)
			2024	2023	2022	2021	2020	Prior	Total
Commercial Real Estate Loans
1	—	$—	$—	$—	$—	$—	$—	$—	$—
2	—	—	—	—	—	—	—	—	—
3	47	5,400,698	85,151	205,586	1,600,399	3,007,464	150,638	344,095	5,393,333
4	2	193,727	—	—	84,425	109,262	—	—	193,687
5	2	305,738	—	—	111,490	—	—	190,112	301,602
	51	$5,900,163	$85,151	$205,586	$1,796,314	$3,116,726	$150,638	$534,207	$5,888,622
Year-to-date gross write-offs charged			$—	$—	$35,902	$136,037	$1,832	$—	$173,771
Year-to-date gross write-offs recovered			$—	$—	$—	$—	$—	$225	$225

(A)    Represents the date a loan was originated or acquired. Origination dates are subsequently updated to reflect material loan modifications.
(B)    Excludes fully written off loans.

Allowance for Credit Losses — The following tables present the changes to the allowance for credit losses for the six months ended June 30, 2025 and 2024, respectively:

	Commercial Real Estate Loans	Unfunded Loan Commitments	Total
Balance at December 31, 2024	$117,103	$2,478	$119,581
Provision for (reversal of) credit losses, net	74,922	(211)	74,711
Write-offs charged	(20,434)	—	(20,434)
Balance at June 30, 2025	$171,591	$2,267	$173,858

	Commercial Real Estate Loans	Unfunded Loan Commitments	Total
Balance at December 31, 2023	$210,470	$2,052	$212,522
Provision for (reversal of) credit losses, net	35,925	1,886	37,811
Write-offs charged	(136,037)	—	(136,037)
Write-off recovered	225	—	225
Balance at June 30, 2024	$110,583	$3,938	$114,521

As of June 30, 2025, the allowance for credit losses was $173.9 million. The CECL provision of $74.7 million for the six months ended June 30, 2025 was due primarily to additional reserves for risk-rated 5 loans in the life science, office and multifamily sectors.

KREF had a risk-rated 5 senior office loan located in Minneapolis, MN, originated in November 2017. The property is located in a challenged leasing market. As of June 30, 2025, the loan had an outstanding principal balance of $194.4 million, an unfunded commitment of $5.0 million and an amortized cost of $190.1 million. In June 2025, the loan’s maximum maturity was extended to July 2026. Since June 2023, the loan has been on nonaccrual status. During the three and six months ended June 30, 2025, KREF recognized $2.0 million and $4.0 million, respectively, of interest income on this loan.

KREF had a risk-rated 5 senior multifamily loan located in Raleigh, NC, originated in April 2022. As of June 30, 2025, the loan had an outstanding principal balance and amortized cost of $85.5 million with an unfunded commitment of $6.2 million. The loan's maximum maturity is May 2027, assuming all extension options are exercised. In March 2025, this loan was placed on nonaccrual status. During the three and six months ended June 30, 2025, KREF recognized $1.3 million and $2.5 million, respectively, of interest income on this loan.

KREF had a risk-rated 5 senior life science loan located in Boston, MA, originated in April 2021. As of June 30, 2025, the loan had an outstanding principal balance and amortized cost of $163.2 million with an unfunded commitment of $2.9 million. The loan's maximum maturity is May 2026, assuming all extension options are exercised. In June 2025, this loan was placed on nonaccrual status. During the three and six months ended June 30, 2025, KREF recognized $2.7 million and $6.0 million, respectively, of interest income on this loan.

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)
The 5-rated loans were determined to be collateral dependent as of June 30, 2025. KREF estimated expected losses based on the loan’s collateral fair value, which was determined by applying a capitalization rate between 5.1% and 10.3% and a discount rate between 9.1% and 11.0%.

As of June 30, 2024, the allowance for credit losses was $114.5 million. The CECL provision of $37.8 million for the six months ended June 30, 2024 was primarily due to additional reserves on a risk-rated 5 senior loan in the office sector, as well as macroeconomic conditions.

Concentration of Credit Risk — The following tables present the geographies and property types of collateral underlying KREF's commercial real estate loans as a percentage of the loans' principal amounts:

	June 30, 2025	December 31, 2024		June 30, 2025	December 31, 2024
Geography(A)			Collateral Property Type(A)
California	15.6%	16.9%	Multifamily	46.0%	46.7%
Texas	14.2	15.1	Office	19.4	19.2
Florida	11.6	8.7	Industrial	15.5	13.4
Massachusetts	11.1	13.1	Life Science	12.4	11.7
Virginia	8.6	8.6	Hospitality	4.4	4.2
North Carolina	7.5	5.3	Student Housing	1.9	1.9
Washington D.C.	4.8	4.6	Mixed Use	0.4	0.5
Pennsylvania	4.3	4.5	Self-Storage	—	2.5
New York	3.9	4.5	Total	100.0%	100.0%
Washington	3.9	4.0
Minnesota	3.4	3.3
Nevada	2.6	2.6
Arizona	1.7	0.5
Illinois	1.6	1.5
Tennessee	1.3	1.1
Georgia	1.3	2.7
Colorado	1.2	1.2
Alabama	0.8	1.1
Other U.S.	0.6	0.7
Total	100.0%	100.0%

(A)    Excludes fully written off loans

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)
Note 4. Real Estate Owned

Real Estate Owned, Held For Investment

Portland, OR Retail / Redevelopment — In December 2021, KREF took title to a Portland retail property and accounted for the property on a consolidated basis (Note 10). The transaction was accounted for as an asset acquisition under ASC 805. Accordingly, KREF recorded the property and its net assets on the Condensed Consolidated Balance Sheets based on the estimated fair value of acquired assets and assumed liabilities. KREF contributed a portion of the REO asset to a joint venture (the "REO JV") with a third party local developer (“JV Partner”), whereby KREF had a 90% interest and the JV Partner had a 10% interest. The JV Partner's interest in the property was presented within "Noncontrolling interests in equity of consolidated joint ventures" on the Condensed Consolidated Balance Sheets.

In June 2025, KREF sold a portion of the property for $6.0 million and recognized a realized gain of $0.7 million after closing costs.

Mountain View, CA Office — In June 2024, KREF and a KKR affiliate took title to a Mountain View office property through a deed-in-lieu of foreclosure ("DIL") and KREF accounted for the property on a consolidated basis (Note 10). KREF and the KKR affiliate's interest in the property was 68.9% and 31.1%, respectively. The transaction was accounted for as an asset acquisition under ASC 805. Accordingly, KREF recorded the property and its net assets on the Condensed Consolidated Balance Sheets based on the estimated fair value of acquired assets and assumed liabilities. The KKR affiliate's interest in the property was presented within "Noncontrolling interests in equity of consolidated joint ventures" on the Condensed Consolidated Balance Sheets.

Real Estate Owned, Held For Sale

Philadelphia, PA Office — In December 2023, KREF took title to a Philadelphia office portfolio through a DIL. The transaction was accounted for as an asset acquisition under ASC 805. Accordingly, KREF recorded the portfolio and its net assets on the Condensed Consolidated Balance Sheets based on the estimated fair value of acquired assets and assumed liabilities.

In June 2024, KREF sold a portion of the portfolio and provided financing to the buyer through a senior loan. The senior loan had an outstanding principal balance of $24.4 million ($77.7 million total commitment) as of June 30, 2025 and earned a coupon rate of S+4.0%, with a maximum maturity of July 2029, assuming all extension options are exercised. The senior loan is presented within “Commercial real estate loans, held-for-investment, net” on the Condensed Consolidated Balance Sheets.

In May 2025, KREF sold a portion of the portfolio for $25.3 million and recognized a realized gain of $0.5 million after closing costs. As of June 30, 2025, there was one office property remaining.

West Hollywood, CA Condo — In April 2025, KREF took title to a West Hollywood multifamily property through an assignment-in-lieu of foreclosure. The transaction was accounted for as an asset acquisition under ASC 805. Accordingly, KREF recorded the property and its net assets on the Condensed Consolidated Balance Sheets based on the estimated fair value of acquired assets and assumed liabilities. As a result, KREF recognized a $20.4 million loan write-off for the difference between the loan amortized cost of $112.5 million and the fair value of the REO’s net assets of $92.9 million, less closing costs.

As of June 30, 2025, the Philadelphia, PA Office and West Hollywood, CA Condo properties met the criteria to be classified as held for sale under ASC 360. As such, depreciation and amortization on the properties and related lease intangibles were suspended.

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

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)
The following table presents the REO assets and liabilities included on KREF's Condensed Consolidated Balance Sheets:

	June 30, 2025	December 31, 2024
Real estate owned, held for investment
Assets
Real estate owned - land	$188,694	$192,652
Real estate owned - land improvements	10,701	9,586
Real estate owned - buildings	58,642	58,642
Real estate owned - building improvements	2,759	2,582
Real estate owned	260,796	263,462
Less: Accumulated depreciation	(1,964)	(983)
Real estate owned, net	258,832	262,479
Cash(A)	1,599	747
In-place lease intangibles(B)	100	134
Tenant receivables(B)	151	188
Other assets(B)	1,636	2,329
Total	$262,318	$265,877
Liabilities
Unfavorable lease intangibles(C)	$548	$730
Other liabilities(C)	5,654	3,568
Total	$6,202	$4,298

Real estate owned, held for sale
Assets
Real estate owned, held for sale	$115,331	$45,127
In-place lease intangibles	7,678	7,887
Favorable lease intangibles	2,663	2,663
Tenant receivables	72	—
Other assets	1,291	877
Total	$127,035	$56,554
Liabilities
Unfavorable lease intangibles	$167	$378
Other liabilities	1,638	950
Total	$1,805	$1,328

(A)     Included in “Cash and cash equivalents” on the Condensed Consolidated Balance Sheets.
(B)    Included in “Other assets” on the Condensed Consolidated Balance Sheets.
(C)    Included in “Other liabilities” on the Condensed Consolidated Balance Sheets.

The following table presents the REO operations and related income (loss) included in KREF’s Condensed Consolidated Statements of Income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Rental income	$3,434	$4,834	$5,124	$9,204
Other operating income(A)	591	932	1,790	1,553
Revenue from REO operations	4,025	5,766	6,914	10,757
Operating expense	(5,687)	(6,341)	(10,671)	(11,890)
Depreciation expense	(491)	—	(981)	—
Expenses from REO operations	(6,178)	(6,341)	(11,652)	(11,890)
Total	$(2,153)	$(575)	$(4,738)	$(1,133)

(A)    Includes ($19) thousand and ($6) thousand of "Other miscellaneous income" on the Condensed Consolidated Statement of Income during the three and six months ended June 30, 2024.

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)

The following table presents the amortization of REO, held for investment lease intangibles included on KREF’s Condensed Consolidated Statements of Income:

		Three Months Ended June 30,		Six Months Ended June 30,
	Income Statement Location	2025	2024	2025	2024
Asset
In-place lease intangibles	Expenses from real estate owned operations	$17	$17	$34	$34
Liability
Unfavorable lease intangibles	Revenue from real estate owned operations	91	91	182	182

The following table presents the amortization of lease intangibles related to REO, held for investment for each of the succeeding fiscal years:

Year	In-place Lease Intangible Assets	Unfavorable Lease Intangible Liabilities
2025	33	183
2026	67	365

Future Minimum Lease Payments — The following table presents the future minimum lease payments to be collected under non-cancelable operating leases, excluding tenant reimbursements of expenses:

Year	Contractual Lease Payments
2025	$5,234
2026	7,014
2027	4,949
2028	3,546
2029	2,528
Thereafter	5,169

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)
Note 5. Debt Obligations

The following table summarizes KREF's secured financing arrangements in place as of June 30, 2025 and December 31, 2024:

	June 30, 2025								December 31, 2024
	Facility						Collateral		Facility
	Current Maturity	Final Stated Maturity(A)	Maximum Facility Size	Outstanding Principal	Carrying Value(B)	Weighted Average Funding Cost(C)	Outstanding Principal	Carrying Value	Carrying Value(B)
Master Repurchase Agreements(D)
Wells Fargo	Sep 2027	Sep 2029	$1,000,000	$714,182	$713,308	6.0%	$1,032,183	$1,001,526	$650,621
Morgan Stanley	Mar 2026	Mar 2026	600,000	277,022	275,750	6.7	429,067	427,721	276,875
Goldman Sachs	Dec 2025	Dec 2027	400,000	108,973	108,468	7.0	180,997	179,994	107,973
Term Loan Facility
KREF Lending VII(E)	Match-term	Match-term	1,000,000	542,552	542,415	6.4	701,615	692,606	553,834
Term Lending Agreements
KREF Lending IX	Match-term	Match-term	447,910	429,615	429,491	6.2	594,862	591,287	437,002
KREF Lending XII	Match-term	Match-term	350,000	99,121	99,102	5.7	149,396	147,850	99,233
KREF Lending XV	Match-term	Match-term	300,000	189,936	188,772	5.9	237,420	232,747	—
BMO Facility	Match-term	Match-term	300,000	74,899	74,885	6.2	94,953	94,490	74,727
KREF Lending XVI	Match-term	Match-term	100,000	100,000	98,900	6.1	125,000	122,379	—
KREF Lending V	Aug 2025	Jun 2026	16,975	16,975	16,975	6.8	136,652	130,387	177,408
Warehouse Facility
HSBC Facility	Mar 2026	Mar 2026	500,000	—	(7)	—	—	—	(12)
Asset Specific Financing
KREF Lending XIII	Oct 2026	Oct 2027	265,625	195,198	194,241	7.7	229,644	225,777	193,285
KREF Lending XIV	Oct 2026	Oct 2027	125,000	66,519	65,956	7.4	83,149	81,544	47,761
KREF Lending XI	Sep 2025	Sep 2026	100,000	100,000	99,991	7.1	125,000	124,179	99,967
Revolving Credit Agreement
Revolver(F)	Mar 2030	Mar 2030	660,000	40,000	40,000	6.5	n.a.	n.a.	80,000
Total / Weighted Average			$6,165,510	$2,954,992	$2,948,247	6.4%			$2,798,674

(A)    Final Stated Maturity is determined based on the maximum maturity of the underlying financing agreements or corresponding loans, assuming all extension options in KREF's discretion are exercised. The weighted average life of the match-term facilities was 1.0 and 2.3 years, based on the current and final stated maturities, respectively, of the average weighted outstanding principal of collateral loans as of June 30, 2025.
(B)    Net of $6.7 million and $6.2 million unamortized deferred financing costs as of June 30, 2025 and December 31, 2024, respectively.
(C)    Including deferred financing costs and applicable index in effect as of June 30, 2025. Average weighted by the outstanding principal of the facility.
(D)    As of June 30, 2025 and December 31, 2024, the percentage of the outstanding principal of the collateral sold and not borrowed under these repurchase agreements, or average "haircut" weighted by outstanding principal of collateral, was 33.0% and 34.9%, respectively (or 31.4% and 32.1%, respectively, if KREF had borrowed the maximum amount approved by its repurchase agreement counterparties as of such dates).
(E)    The term loan facility provides asset-based financing on a non-mark-to-market basis with match-term up to five years, with an additional two-year extension available to KREF.
(F)    In March 2025, borrowing capacity under the Revolver increased from $610.0 million to $660.0 million. As of June 30, 2025, the revolver carrying value excluded $6.2 million unamortized debt issuance costs presented within "Other assets" on KREF's Condensed Consolidated Balance Sheets.

As of June 30, 2025 and December 31, 2024, KREF had outstanding master repurchase agreements, term lending agreements and warehouse facility where the amount at risk with any individual counterparty, or group of related counterparties, exceeded 10.0% of KREF’s stockholders' equity. The amount at risk under these arrangements is the net counterparty exposure, defined as the excess of the carrying amount (or market value, if higher than the carrying amount, for repurchase agreements) of the assets sold under agreement to repurchase, including accrued interest receivable plus any cash or other assets on deposit to secure the repurchase obligation, over the amount of the repurchase liability, adjusted for accrued interest payable.

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)
The following table summarizes certain characteristics of KREF's repurchase agreements where the amount at risk with any individual counterparty, or group of related counterparties, exceeded 10.0% of KREF’s stockholders' equity as of June 30, 2025 and December 31, 2024:

	Outstanding Principal	Net Counterparty Exposure	Percent of Stockholders' Equity	Weighted Average Life (Years)(A)
June 30, 2025
Morgan Stanley	$710,468	$341,476	27.5%	1.3
Wells Fargo	714,182	292,255	23.6	2.0
Total / Weighted Average	$1,424,650	$633,731	51.1%	1.7
December 31, 2024
Morgan Stanley	$755,455	$316,833	23.5%	1.6
Wells Fargo	651,922	282,980	21.0	2.3
Total / Weighted Average	$1,407,377	$599,813	44.5%	1.9

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

Activity — For the six months ended June 30, 2025, the activity related to the carrying value of KREF’s secured financing agreements were as follows:

Secured Financing Agreements, Net
Balance as of December 31, 2024	$2,798,674
Principal borrowings	1,003,275
Principal repayments	(853,178)
Deferred debt issuance costs	(4,596)
Amortization of deferred debt issuance costs	4,072
Balance as of June 30, 2025	$2,948,247

Maturities — KREF’s secured financing arrangements in place as of June 30, 2025 had contractual maturities as follows:

Year	Nonrecourse(A)	Recourse(A)(B)	Total
2025	$23,048	$7,682	$30,730
2026	763,072	154,559	917,631
2027	1,166,681	242,132	1,408,813
2028	134,643	10,018	144,661
2029	47,416	15,805	63,221
2030	277,452	112,484	389,936
	$2,412,312	$542,680	$2,954,992

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

As of June 30, 2025 and December 31, 2024, KREF was in compliance with its financial debt covenants.

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

The following tables outline CLO collateral assets and respective borrowing as of June 30, 2025 and December 31, 2024:

	June 30, 2025							December 31, 2024
	Facility					Collateral		Facility
	Wtd. Avg. Term(A)	Maximum Facility Size	Outstanding Principal	Carrying Value	Wtd. Avg. Funding Cost(B)	Outstanding Principal	Carrying Value	Carrying Value
KREF 2021-FL2	February 2039	$736,013	$736,013	$736,013	5.9%	$940,763	$903,142	$930,070
KREF 2022-FL3	February 2039	711,861	711,861	711,830	6.1	864,361	860,887	836,034
Total		$1,447,874	$1,447,874	$1,447,843	6.0%	$1,805,124	$1,764,029	$1,766,104

(A)    The term of the CLO notes represents the rated final distribution date. Repayments of CLO notes are dependent on timing of underlying collateral loan asset repayments post reinvestment period.
(B)    Including deferred financing costs and applicable index in effect as of June 30, 2025. Average weighted by the outstanding principal of the facility.

The following table presents the CLO assets and liabilities included in KREF’s Condensed Consolidated Balance Sheets:

	June 30, 2025	December 31, 2024
Assets
Commercial real estate loans, held-for-investment	$1,801,430	$2,123,347
Less: Allowance for credit losses	(40,397)	(20,005)
Commercial real estate loans, held-for-investment, net	1,761,033	2,103,342
Accrued interest receivable	8,606	9,785
Other assets	3,151	155
Total	$1,772,790	$2,113,282
Liabilities
Collateralized loan obligations	$1,447,874	$1,766,231
Deferred financing costs	(31)	(127)
Collateralized loan obligations, net	1,447,843	1,766,104
Accrued interest payable	2,998	4,097
Total	$1,450,841	$1,770,201

The following table presents the components of net interest income of CLOs included in KREF’s Condensed Consolidated Statements of Income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Interest income	$34,244	$48,835	$71,215	$97,695
Interest expense	22,284	33,753	47,342	68,118
Net interest income	$11,960	$15,082	$23,873	$29,577

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

Upon the completion of the secured term loan transaction, KREF recorded a $0.7 million issuance discount and $8.4 million in issuance costs. The loan issuance discount and issuance costs were capitalized and amortized into interest expense over the term of the secured term loan. Inclusive of the discount and issuance cost amortization, KREF’s total cost of the secured term loan was S+3.6%, subject to the applicable SOFR floor, as of June 30, 2025.

The following table summarizes KREF’s secured term loan as of June 30, 2025 and December 31, 2024, respectively:

	June 30, 2025	December 31, 2024
Principal	$548,625	$339,500
Deferred financing costs	(10,625)	(2,988)
Unamortized discount	(2,947)	(2,659)
Carrying value	$535,053	$333,853

Covenants — KREF is required to comply with customary loan covenants and event of default provisions related to its secured term loan that include, but are not limited to, negative covenants relating to restrictions on operations with respect to KREF’s status as a REIT, and financial covenants. Such financial covenants include a minimum consolidated tangible net worth of $650.0 million and a maximum Total Debt to Total Assets Ratio, as defined in the secured term loan agreements, of 83.3%. KREF was in compliance with such covenants as of June 30, 2025 and December 31, 2024.

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)
Note 8. Variable Interest Entity Assets and Liabilities, CMBS Trust, at Fair Value

As of June 30, 2025, KREF owned CMBS B-Pieces with an outstanding principal balance of $19.5 million and an estimated fair value of $9.0 million.

KREF has consolidated the CMBS trust from June 18, 2025 (the date of acquisition) through June 30, 2025 after determining that the trust was a VIE and that KREF was the primary beneficiary of such VIE. KREF irrevocably elected the fair value option for the consolidated CMBS trust, and therefore, (i) reported the assets and liabilities of the trust at fair value on the Condensed Consolidated Balance Sheets, (ii) recognized changes in the trust's net assets, including fair value adjustments, in the Condensed Consolidated Statements of Income, and (iii) presented cash interest received by the trust, net of cash interest paid on CMBS not held by KREF, as operating cash flows in the Condensed Consolidated Statements of Cash Flow.

The following table presents the assets and liabilities of the consolidated CMBS trust:

	June 30, 2025	December 31, 2024
Assets
Commercial real estate loans, at fair value	$489,633	$—
Accrued interest receivable	2,404	—
Variable interest entity assets, CMBS trust, at fair value	$492,037	$—
Liabilities
Commercial mortgage-backed securities, at fair value	$480,666	$—
Accrued interest payable	2,308	—
Variable interest entity liabilities, CMBS trust, at fair value	$482,974	$—

The following table presents the change in net assets of the consolidated CMBS trust:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net interest income	$41	$—	$41	$—
Change in net assets of consolidated variable interest entity, CMBS trust	$41	$—	$41	$—

See Note 16 for additional information regarding the valuation of financial assets and liabilities of KREF's consolidated CMBS trust.

Concentration of Credit Risk — The following tables present the geographies and property types of collateral underlying the consolidated CMBS trust, as a percentage of the collateral outstanding principal amounts:

	June 30, 2025	December 31, 2024		June 30, 2025	December 31, 2024
Geography			Collateral Property Type
New York	46.2%	—%	Office	26.7%	—%
California	17.4	—	Retail	24.0	—
Oregon	10.0	—	Co-op	22.8	—
Maryland	10.0	—	Mixed Use	13.0	—
Arizona	5.1	—	Multifamily	11.7	—
North Carolina	2.2	—	Self-Storage	1.8	—
Florida	1.4	—	Total	100.0%	—%
Tennessee	1.2	—
Alabama	1.1	—
Georgia	1.0	—
Ohio	1.0	—
Other U.S.	3.4	—
Total	100.0%	—%

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)
Note 9. Other Assets and Liabilities

The following tables present the components of KREF's other assets and other liabilities as of June 30, 2025 and December 31, 2024, respectively:

	June 30, 2025	December 31, 2024
Other assets
Restricted cash	$2,243	$1,614
Deferred financing cost, Revolver	6,187	2,811
Loan principal repayments held by a servicer	4,500	—
Assets related to real estate owned, held for investment	1,887	2,651
Other	2,485	1,777
Total	$17,302	$8,853
Other liabilities
Liabilities related to real estate owned, held for investment	$6,202	$4,298
Allowance for credit losses on unfunded commitments	2,267	2,478
Other	2,143	1,748
Total	$10,612	$8,524

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)
Note 10. Consolidation and Equity Method Investments

Consolidated Variable Interest Entity, CMBS Trust

KREF consolidates CMBS trusts when it determines that such trusts are VIEs and that KREF is the primary beneficiary of such VIEs (Note 8). Management considers KREF to be the primary beneficiary of such CMBS trusts as KREF has the ability to control the most significant activities of the trusts, the obligation to absorb losses, and the right to receive benefits of the trusts through the CMBS B-Pieces.

Consolidated Variable Interest Entity, CLOs

KREF consolidates CLOs when it determines that CLO issuers, wholly-owned subsidiaries of KREF, are VIEs and that KREF is the primary beneficiary of such VIEs (Note 6). Management considers KREF to be the primary beneficiary of the CLO issuers as KREF has the ability to control the most significant activities of the CLO issuers, the obligation to absorb losses, and the right to receive benefits of the CLOs through the subordinate interests the CLO issuers own.

Consolidated Real Estate Owned Joint Ventures

Portland, OR Retail / Redevelopment — In December 2021, KREF took title to a Portland retail property and contributed a portion of the REO asset to a REO JV with a JV Partner, where KREF had a 90% interest and the JV Partner had a 10% interest. Management determined the REO JV to be a VIE as the REO JV has insufficient equity-at-risk and concluded that KREF is the primary beneficiary of the REO JV as KREF holds decision-making power over the activities that most significantly impact the economic performance and has the obligation to absorb losses, or the right to receive benefits, that could be potentially significant to the REO JV. As of June 30, 2025, KREF had a priority of distributions up to $77.7 million before the JV Partner can participate in the economics of the REO JV.

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

Equity Method Investment, Real Estate Asset

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

Equity Method Investment, CMBS B-Pieces

As of June 30, 2025, KREF held a 3.5% interest in RECOP I, an unconsolidated VIE of which KREF is not the primary beneficiary. The aggregator vehicle in which KREF invests is controlled and advised by affiliates of the Manager. RECOP I primarily acquired junior tranches of CMBS newly issued by third parties. KREF will not pay any fees to RECOP I, but KREF bears its pro rata share of RECOP I's expenses. KREF reported its share of the net asset value of RECOP I in its Condensed Consolidated Balance Sheets, presented as “Equity method investment, CMBS B-Pieces” and its share of net income, presented as “Income (loss) from equity method investment” in the Condensed Consolidated Statements of Income.

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

Common Stock — As of June 30, 2025, there were 65,676,132 common shares issued and outstanding, which included 1,237,074 net shares of common stock issued in connection with vested restricted stock units.

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

During the six months ended June 30, 2025, KREF repurchased and retired 3,060,004 shares of its common stock under the repurchase program at an average price per share of $9.74 for a total of $29.8 million. As of June 30, 2025, KREF had $60.2 million of remaining capacity to repurchase shares under the program.

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

During the six months ended June 30, 2025, KREF did not issue or sell any shares of common stock under the ATM. As of June 30, 2025, $93.2 million remained available for issuance under the ATM.

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

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)
Dividends — During the six months ended June 30, 2025 and 2024, KREF's board of directors declared the following dividends on shares of its common stock:

			Amount
Declaration Date	Record Date	Payment Date	Per Share	Total
2025
March 14, 2025	March 31, 2025	April 15, 2025	$0.25	$16,956
June 10, 2025	June 30, 2025	July 15, 2025	0.25	16,419
				$33,375
2024
February 1, 2024	March 28, 2024	April 15, 2024	$0.25	$17,328
June 13, 2024	June 28, 2024	July 15, 2024	0.25	17,333
				$34,661

During the six months ended June 30, 2025 and 2024, KREF's board of directors declared the following dividends on shares of its Series A Preferred Stock:

			Amount
Declaration Date	Record Date	Payment Date	Per Share	Total
2025
January 31, 2025	February 28, 2025	March 14, 2025	$0.41	$5,326
April 21, 2025	May 30, 2025	June 13, 2025	0.41	5,326
				$10,652
2024
February 1, 2024	February 29, 2024	March 15, 2024	$0.41	$5,326
April 19, 2024	May 31, 2024	June 14, 2024	0.41	5,326
				$10,652

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)
Note 12. Stock-based Compensation

KREF is externally managed by the Manager and does not currently have any employees. However, as of June 30, 2025, certain individuals employed by the Manager and affiliates of the Manager and certain members of KREF's board of directors were compensated, in part, through the issuance of stock-based awards.

The KKR Real Estate Finance Trust Inc. 2025 Omnibus Incentive Plan was adopted on April 25, 2025 (the "Incentive Plan") and replaced the Amended and Restated KKR Real Estate Finance Trust Inc. 2016 Omnibus Incentive Plan (the "Prior Plan"). Outstanding awards previously granted under the Prior Plan as of the date of approval by our shareholders of the Incentive Plan remain outstanding pursuant to the terms of the Prior Plan. However, following the approval of the Incentive Plan, no new awards will be made under the Prior Plan.

Under the Incentive Plan, a total of 2,750,000 shares of common stock, will be available for awards to certain members of KREF’s board of directors and employees of the Manager or its affiliates, none of whom are KREF employees. No awards may be granted under the Incentive Plan on or after April 25, 2035. The Incentive Plan will continue to apply to awards granted prior to such date. During the six months ended June 30, 2025 and 2024, 61,935 and 56,350 restricted stock unit (“RSU”) awards were granted to KREF's directors and employees of the Manager or its affiliates under the Prior Plan.

RSUs awarded to employees of the Manager or its affiliates, generally vest over three consecutive one-year periods and awards to certain members of KREF's board of directors generally vest over a one-year period, pursuant to the terms of the respective award agreements and the terms of the Incentive Plan. All outstanding RSU awards were entitled to nonforfeitable dividends during the vesting periods, at the same rate as those declared on the common stock. As of June 30, 2025, 2,750,000 shares of common stock remained available for awards under the Incentive Plan.

The following table summarizes the activity in KREF’s outstanding RSUs and the weighted-average grant date fair value per RSU:

	Restricted Stock Units	Weighted Average Grant Date Fair Value Per RSU(A)
Unvested as of December 31, 2024	1,248,813	$12.35
Granted	61,935	8.88
Vested	(56,350)	9.76
Forfeited / cancelled	(1,250)	11.27
Unvested as of June 30, 2025	1,253,148	$12.30

(A)    The grant-date fair value is based upon the closing price of KREF’s common stock at the date of grant.

KREF expects the unvested RSUs outstanding to vest during the following years:

Year	Restricted Stock Units
2025	573,624
2026	471,607
2027	207,917
Total	1,253,148

KREF recognizes the compensation cost of RSUs awarded to employees of the Manager, or one or more of its affiliates, on a straight-line basis over the awards’ term at their grant date fair value, consistent with the RSUs awarded to certain members of KREF's board of directors.

During the six months ended June 30, 2025 and 2024, KREF recognized $4.3 million, and $4.5 million, respectively, of stock-based compensation expense included in “General and administrative” expense in the Condensed Consolidated Statements of Income. As of June 30, 2025, there was $9.9 million of total unrecognized stock-based compensation expense related to unvested share-based compensation arrangements. This cost is expected to be recognized over a weighted average period of 1.0 year.

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

During the six months ended June 30, 2025, 33,810 vested RSUs were deferred under the Deferral Plan. As of June 30, 2025, there were 239,922 DSUs outstanding.

Participating Securities' Share in Earnings — During the six months ended June 30, 2025 and 2024, KREF declared $0.7 million and $0.6 million, respectively, of nonforfeitable dividends on unvested RSUs and outstanding DSUs. Such nonforfeitable dividends were deducted from “Retained earnings (Accumulated deficit)” in the Condensed Consolidated Statement of Changes in Equity.

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

For the six months ended June 30, 2025 and 2024, 69,416 and 22,967 weighted average unvested RSUs, respectively, were excluded from the calculation of diluted EPS because the effect was anti-dilutive.

The following table illustrates the computation of basic and diluted EPS for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Earnings
Net Income (Loss)	$(29,726)	$25,832	$(34,587)	$22,724
Less: Preferred stock dividends	5,326	5,326	10,652	10,652
Less: Participating securities' share in earnings	373	283	736	588
Net income (loss) attributable to common stockholders, basic and diluted	$(35,425)	$20,223	$(45,975)	$11,484

Shares
Weighted average common shares outstanding	66,958,818	69,328,530	67,754,869	69,321,195
Add: Weighted average deferred stock units	232,491	94,714	219,374	83,711
Diluted weighted average common shares outstanding	67,191,309	69,423,244	67,974,243	69,404,906

Net income (loss) attributable to common stockholders, per:
Basic and diluted common share	$(0.53)	$0.29	$(0.68)	$0.17

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)
Note 14. Commitments and Contingencies

As of June 30, 2025, KREF was subject to the following commitments and contingencies:

Litigation — From time to time, KREF may be involved in various claims and legal actions arising in the ordinary course of business. KREF establishes an accrued liability for legal proceedings only when those matters present loss contingencies that are both probable and reasonably estimable.

As of June 30, 2025, KREF was not involved in any material legal proceedings regarding claims or legal actions against KREF.

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

Capital Commitments — As of June 30, 2025, KREF had future funding commitments of $388.7 million related to its investments in commercial real estate loans. These future funding commitments primarily relate to construction projects, capital improvements, tenant improvements and leasing commissions. Generally, funding commitments are subject to certain conditions that must be met, such as customary construction draw certifications, minimum credit metrics or executions of new leases before advances are made to the borrower.

In January 2017, KREF committed $40.0 million to invest in an aggregator vehicle alongside RECOP I. The two-year investment period for RECOP I ended in April 2019. As of June 30, 2025, KREF had a remaining commitment of $4.3 million to RECOP I.

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

Affiliate Services

In connection with the ATM and various financing arrangements, and in consideration for its services as a structuring and placement agent, KKR Capital Markets LLC ("KCM"), an affiliate of KKR, is entitled to receive commissions for the shares of KREF common stock that KCM sells and structuring fees generally based on a contractual percentage of the respective financing provided under each facility.

KREF has entered into various agreements with K-Star Asset Management LLC (“K-Star”), an affiliate of KKR, in connection with KREF's investments, including but not limited to due diligence and value-add services. Under the agreements, K-Star is entitled to receive certain fees in consideration for its services.

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)
The following table summarizes the fees incurred in connection with the Management Agreement and various affiliate services:

		Three Months Ended June 30,		Six Months Ended June 30,
		2025	2024	2025	2024
Manager	Management fees	$5,737	$6,373	$11,534	$12,713
Manager	Expense reimbursements	1,145	867	2,628	2,077
KCM	Structuring fees	590	—	5,052	—
K-Star	Diligence and servicing fees	104	—	195	—
Total		$7,576	$7,240	$19,409	$14,790

Management fees are paid one quarter in arrears and, together with any accrued expense reimbursements, KCM and K-Star fees, are included within "Due to affiliates" in the Condensed Consolidated Balance Sheets.

Real Estate Owned and Equity Method Investment, Real Estate Asset

In June 2024, KREF and a KKR affiliate took title to a Mountain View, CA office property. The property was held in a joint venture where KREF and the KKR affiliate held a 68.9% and 31.1% interest, respectively, and shared decision-making (Note 10).

In June 2024, KREF and a KKR affiliate took title to a Seattle, WA life science property through a deed-in-lieu of foreclosure under a TIC agreement. Under the TIC agreement, KREF and the KKR affiliate held an economic interest of 74.6% and 25.4%, respectively, and shared decision-making (Note 10).

Consolidated CMBS Trust

In June 2025, KREF and a KKR affiliate invested in securities issued by a CMBS trust controlled and consolidated by KREF (Note 8). As of June 30, 2025, the CMBS securities held by the KKR affiliate had a fair value of $60.9 million and was presented within "Variable interest entity liabilities, CMBS trust, at fair value" on the Condensed Consolidated Balance Sheets.

Co-Borrowing Financing Facility

In June 2025, KREF, through a wholly owned subsidiary ("KREF Borrower"), and a KKR affiliate, through a wholly owned subsidiary ("Other KKR Borrower"), entered into a term lending financing facility with a financial institution ("KREF Lending XVI Facility"). Currently the facility is collateralized by one loan investment, but could be expanded in the future to include more loan investments. In such event, all loan investments thereunder would be cross-collateralized. An affiliate of KREF Borrower ("KREF Guarantor") guarantees the obligations of KREF Borrower, and an affiliate of Other KKR Borrower guarantees the obligations of Other KKR Borrower, with each respective guarantor's liability capped at its respective borrower's share of the KREF Lending XVI Facility. As of June 30, 2025, KREF’s share of the outstanding financing principal was 50%, or $100.0 million.

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)
Note 16. Fair Value of Financial Instruments

The carrying values and fair values of KREF’s financial assets and liabilities recorded at fair value on a recurring basis, as well as other financial instruments not carried at fair value, as of June 30, 2025, were as follows:

				Fair Value
	Principal Balance	Amortized Cost	Carrying Value	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$107,717	$107,717	$107,717	$107,717	$—	$—	$107,717
Commercial real estate loans, held-for-investment, net	5,790,984	5,777,138	5,605,547	—	—	5,606,185	5,606,185
Variable interest entity assets, CMBS trust, at fair value	490,942	489,633	489,633	—	—	489,633	489,633
Total	$6,389,643	$6,374,488	$6,202,897	$107,717	$—	$6,095,818	$6,203,535
Liabilities
Secured financing agreements, net	$2,954,992	$2,948,247	$2,948,247	$—	$—	$2,948,247	$2,948,247
Collateralized loan obligations, net	1,447,874	1,447,843	1,447,843	—	—	1,437,705	1,437,705
Secured term loan, net	548,625	535,053	535,053	—	553,425	—	553,425
Variable interest entity liabilities, CMBS trust, at fair value	471,446	480,666	480,666	—	—	480,666	480,666
Total	$5,422,937	$5,411,809	$5,411,809	$—	$553,425	$4,866,618	$5,420,043

The carrying values and fair values of KREF’s financial assets recorded at fair value on a recurring basis, as well as other financial instruments for which fair value is disclosed, as of December 31, 2024, were as follows:

				Fair Value
	Principal Balance	Amortized Cost	Carrying Value	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$104,933	$104,933	$104,933	$104,933	$—	$—	$104,933
Commercial real estate loans, held-for-investment, net	5,900,163	5,888,622	5,771,519	—	—	5,768,648	5,768,648
Total	$6,005,096	$5,993,555	$5,876,452	$104,933	$—	$5,768,648	$5,873,581
Liabilities
Secured financing agreements, net	$2,804,895	$2,798,674	$2,798,674	$—	$—	$2,798,674	$2,798,674
Collateralized loan obligations, net	1,766,231	1,766,104	1,766,104	—	—	1,745,561	1,745,561
Secured term loan, net	339,500	333,853	333,853	—	341,198	—	341,198
Total	$4,910,626	$4,898,631	$4,898,631	$—	$341,198	$4,544,235	$4,885,433

The following table presents the activities of Level 3 financial assets and liabilities recorded at fair value:

	Variable interest entity assets, CMBS trust, at fair value	Variable interest entity liabilities, CMBS trust, at fair value	Net
Balance as of December 31, 2024	$—	$—	$—
Purchases and sales/repayments
Purchase	8,967	—	8,967
Consolidation of CMBS trust	480,666	480,666	—
Gains (losses) included in net income
Change in net assets of consolidated variable interest entity, CMBS trust(A)	—	—	—
Other(B)	2,404	2,308	96
Balance as of June 30, 2025	$492,037	$482,974	$9,063

(A)     For investments acquired during the quarter, management believes the transaction prices reflect the best indicator of value. KREF purchased the CMBS investment in June 2025 and did not recognized any unrealized gain or loss on the consolidated CMBS trust as of June 30, 2025.
(B)     Primarily consists of changes in accrued interest.

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)

The following table contains the Level 3 inputs used to value assets and liabilities on a recurring and nonrecurring basis or where KREF discloses fair value as of June 30, 2025:

	Fair Value	Valuation Methodologies	Unobservable Inputs	Weighted Average(A)	Range
Assets
Commercial real estate loans, held-for-investment	$5,606,185	Discounted cash flow	Discount margin	4.0%	2.3% - 5.7%
			Discount rate	10.6%	9.1% - 11.0%
			Capitalization rate	9.0%	5.1% - 10.3%

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

Assets and Liabilities for Which Fair Value is Only Disclosed

KREF does not carry its secured financing agreements at fair value as management did not elect the fair value option for these liabilities. As of June 30, 2025, the fair value of KREF's financing facilities approximated their respective carrying value.

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

KREF consolidates subsidiaries that incur U.S. federal, state and local income taxes, based on the tax jurisdiction in which each subsidiary operates. There were no material deferred tax assets or liabilities as of June 30, 2025 and December 31, 2024.

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)
Note 18. Subsequent Event

The following event occurred subsequent to June 30, 2025:

Dividends

In July 2025, KREF paid $16.4 million in dividends on its common stock, or $0.25 per share, with respect to the second quarter of 2025, to stockholders of record on June 30, 2025.

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

Earnings (Loss) Per Share and Dividends Declared

The following table sets forth the calculation of basic and diluted net income (loss) per share and dividends declared per share (amounts in thousands, except share and per share data):

	Three Months Ended
	June 30, 2025	March 31, 2025
Net income (loss) attributable to common stockholders	$(35,425)	$(10,550)
Weighted-average number of shares of common stock outstanding, basic and diluted	67,191,309	68,765,877
Net income (loss) per share, basic and diluted	$(0.53)	$(0.15)
Dividends declared per share	$0.25	$0.25

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

The following table provides a reconciliation of GAAP net income attributable to common stockholders to Distributable Earnings (amounts in thousands, except share and per share data):

	Three Months Ended	Per Diluted	Three Months Ended	Per Diluted
	June 30, 2025	Share*	March 31, 2025	Share*
Net Income (Loss) Attributable to Common Stockholders	$(35,425)	$(0.53)	$(10,550)	$(0.15)
Adjustments
Non-cash equity compensation expense	2,141	0.03	2,127	0.03
Depreciation and amortization	740	0.01	740	0.01
Unrealized (gains) or losses, net	238	—	(131)	—
Provision for credit losses, net	49,848	0.74	24,863	0.36
(Gain) loss on sale of investments	(1,192)	(0.02)	—	—
Distributable Earnings before realized gains or losses	$16,350	$0.24	$17,049	$0.25
Realized loss on loan write-offs, net	(20,434)	(0.30)	—	—
Realized gain on sale of investments	1,192	0.02	—	—
Distributable Earnings (Loss)	$(2,892)	$(0.04)	$17,049	$0.25
Diluted weighted average common shares outstanding	67,191,309		68,765,877

* Per share amounts presented may not foot due to rounding.

Book Value per Share

We believe that book value per share is helpful to stockholders in evaluating the growth of our company as we have scaled our equity capital base and continue to invest in our target assets.

The following table calculates our book value per share (amounts in thousands, except share and per share data):

	June 30, 2025	December 31, 2024
KKR Real Estate Finance Trust Inc. stockholders' equity	$1,240,053	$1,345,030
Series A preferred stock (liquidation preference of $25.00 per share)	(327,750)	(327,750)
Common stockholders' equity	$912,303	$1,017,280

Shares of common stock issued and outstanding at period end	65,676,132	68,713,596
Add: Deferred stock units	239,922	206,112
Total shares outstanding at period end	65,916,054	68,919,708

Book value per share	$13.84	$14.76

Book value as of June 30, 2025 included the impact of an estimated CECL allowance of $173.9 million, or ($2.64) per share. See Note 2 — Summary of Significant Accounting Policies, to our condensed consolidated financial statements included in this Form 10-Q for detailed discussion of allowance for credit losses.

Our Portfolio

We have established a $6,242.5 million portfolio of diversified investments, consisting primarily of senior commercial real estate loans as of June 30, 2025.

During the three months ended June 30, 2025, we collected 99.9% of interest payments due on our loan portfolio. As of June 30, 2025, the average risk rating of our loan portfolio was 3.1, weighted by loan outstanding principal. As of June 30, 2025, the average loan commitment in our portfolio was $116.6 million and multifamily and industrial loans comprised 62% of our loan portfolio.

In addition, we owned Real Estate Assets with an investment amount of $407.0 million, comprised of the acquired properties (directly or indirectly) and capitalized redevelopment costs, as of June 30, 2025. These properties are reflected on our Condensed Consolidated Balance Sheets.

We have executed on our primary investment strategy of originating floating-rate transitional senior loans and, as we continue to scale our loan portfolio, we expect that our originations will be heavily weighted toward floating-rate loans. As of June 30, 2025, substantially all of our loans by outstanding principal earned a floating rate of interest. We expect the majority of our future investment activity to focus on originating floating-rate senior loans that we finance with our repurchase and other financing facilities. As of June 30, 2025, all of our investments were located in the United States.

The following charts illustrate the diversification and composition of our loan portfolio as of June 30, 2025, based on type of investment, interest rate, underlying property type, geographic location, vintage and LTV:

(A)    Charts are based on outstanding principal of our commercial real estate loans. Excludes fully written off loans and loans held in consolidated CMBS trust.
(B)    We classify a loan as life science if more than 50% of the gross leasable area is leased to, or will be converted to, life science-related space.
(C)    "Other" property type includes Student Housing (2%) and Mixed Use (<1%).
(D)    LTV is generally based on the initial loan amount divided by the as-is appraised value as of the date the loan was originated. Weighted average LTV excludes risk-rated 5 loans.

The following table details our quarterly loan activity (amounts in thousands):

	Three Months Ended
	June 30, 2025	March 31, 2025	December 31, 2024	September 30, 2024
Loan originations	$210,650	$376,270	$—	$—

Loan fundings	$230,232	$405,667	$53,044	$55,337
Loan repayments(A)	(450,053)	(183,595)	(457,033)	(290,044)
Net fundings	(219,821)	222,072	(403,989)	(234,707)
PIK interest	369	402	388	324
Net write-offs	(20,434)	—	(35,902)	(1,832)
Transfer to REO	(91,766)	—	—	—
Total activity	$(331,652)	$222,474	$(439,503)	$(236,215)

(A)    Includes a repayment of $38.6 million of non-consolidated senior interests as our retained mezzanine loan was fully repaid during the three months ended September 30, 2024.

The following table details overall statistics for our loan portfolio as of June 30, 2025 (amounts in thousands):

	Outstanding Principal
	Total	Floating Rate Loans	Fixed Rate Loans(A)
Number of loans(B)	53	53	—
Principal balance	$5,790,984	$5,716,584	$74,400
Amortized cost	5,777,138	5,702,738	74,400
Unfunded loan commitments	388,694	383,694	5,000
Weighted average cash coupon(C)	7.4%	S + 3.1%	*
Weighted average all-in yield(C)	7.6%	S + 3.3%	*
Weighted average maximum maturity (years)(D)	1.9	1.9	1.0
Weighted average LTV(E)	66%	66%	n.a.

*    Rounds to zero
(A)    Represents a mezzanine loan with a commitment of $79.4 million accompanying a senior loan. $74.4 million of loan principal was funded and on nonaccrual status as of June 30, 2025. Refer to Note 3 to our condensed consolidated financial statements for additional information.
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

The table below sets forth additional information relating to our portfolio as of June 30, 2025 (amounts in millions):

	Investment(A)	Location	Property Type	Investment Date	Total Whole Loan(B)	Committed Principal/Investment Amount	Outstanding Principal/ Investment Amount	Net Equity(C)	Coupon(D)(E)		Max Remaining Term (Years)(D)(F)	Loan/Investment Per SF / Unit / Key(G)	Origination LTV(D)(H)	Risk Rating
	Senior Loans
1	Senior Loan	Arlington, VA	Multifamily	9/30/2021	$381.0	$381.0	$378.3	$89.0	+	3.3%	1.3	$340,779 / unit	69%	3
2	Senior Loan	Boston, MA	Life Science	8/3/2022	312.5	312.5	229.6	33.6	+	4.2	2.1	$747 / SF	56	3
3	Senior Loan	Bellevue, WA	Office	9/13/2021	520.8	260.4	224.6	55.8	+	3.7	1.8	$851 / SF	63	3
4	Senior Loan	Various	Industrial	4/28/2022	504.5	252.3	252.3	64.1	+	2.7	1.9	$98 / SF	64	3
5	Senior Loan	Bronx, NY	Industrial	8/27/2021	381.2	228.7	217.2	47.9	+	4.2	1.2	$277 / SF	52	3
6	Senior Loan	Los Angeles, CA	Multifamily	2/19/2021	220.0	220.0	220.0	43.2	+	2.9	0.7	$410,430 / unit	68	3
7	Senior Loan	Minneapolis, MN	Office	11/13/2017	199.4	199.4	194.4	96.2	+	2.3	1.0	$182 / SF	n.a.	5
8	Senior Loan	The Woodlands, TX	Hospitality	9/15/2021	181.4	181.4	181.4	38.6	+	4.3	1.3	$199,513 / key	64	2
9	Senior Loan	Washington, D.C.	Office	11/9/2021	181.0	181.0	178.0	69.7	+	3.1	2.4	$499 / SF	55	3
10	Senior Loan	Various	Industrial	6/15/2022	346.6	173.3	159.1	40.6	+	2.9	2.0	$130 / SF	64	3
11	Senior Loan	West Palm Beach, FL	Multifamily	12/29/2021	171.5	171.5	171.4	33.1	+	2.8	1.5	$211,091 / unit	73	2
12	Senior Loan	Boston, MA	Life Science	4/27/2021	332.3	166.2	163.2	41.8	+	3.7	0.9	$678 / SF	n.a.	5
13	Senior Loan	Redwood City, CA	Life Science	9/30/2022	580.7	145.2	83.1	16.2	+	4.5	2.3	$885 / SF	53	3
14	Senior Loan	Plano, TX	Office	2/6/2020	141.8	141.8	137.8	29.9	+	3.9	1.1	$190 / SF	64	3
15	Senior Loan	Raleigh, NC	Industrial	6/24/2025	407.6	125.0	125.0	23.8	+	2.4	5.0	$152 / SF	71	3
16	Senior Loan	Arlington, VA	Multifamily	1/20/2022	119.3	119.3	119.3	26.1	+	2.9	1.6	$397,644 / unit	65	3
17	Senior Loan	Cambridge, MA	Life Science	12/22/2021	401.3	115.7	97.6	25.1	+	4.0	1.5	$1,072 / SF	51	3
18	Senior Loan	San Diego, CA	Multifamily	10/20/2021	115.0	115.0	111.7	39.8	+	3.5	1.4	$483,492 / unit	71	4
19	Senior Loan	Philadelphia, PA	Office	6/19/2018	114.3	114.3	114.3	25.9	+	2.8	1.6	$117 / SF	71	3
20	Senior Loan	Pittsburgh, PA	Student Housing	6/8/2021	112.5	112.5	112.5	21.8	+	3.0	0.9	$155,602 / unit	74	2
21	Senior Loan	Chicago, IL	Office	7/15/2019	105.0	105.0	90.7	73.7	+	2.3	3.1	$87 / SF	59	4
22	Senior Loan	Las Vegas, NV	Multifamily	12/28/2021	101.1	101.1	101.1	19.8	+	2.8	1.5	$191,460 / unit	61	3
23	Senior Loan	Washington, D.C.	Office	1/13/2022	228.5	100.0	99.9	15.0	+	3.3	2.6	$365 / SF	55	3
24	Senior Loan	Cary, NC	Multifamily	11/21/2022	100.0	100.0	95.3	20.0	+	3.4	2.4	$244,275 / unit	63	3
25	Senior Loan	Boston, MA	Industrial	6/28/2022	273.2	95.7	95.0	20.0	+	3.0	2.0	$195 / SF	52	3
26	Senior Loan	Orlando, FL	Multifamily	12/14/2021	95.4	95.4	95.4	24.4	+	3.1	1.5	$251,715 / unit	74	3
27	Senior Loan	Raleigh, NC	Multifamily	4/27/2022	91.7	91.7	85.5	45.5	+	3.2	1.9	$267,108 / unit	n.a.	5
28	Senior Loan	Brisbane, CA	Life Science	7/22/2021	91.3	91.3	83.8	23.8	+	3.4	3.1	$724 / SF	71	3
29	Senior Loan	Brandon, FL	Multifamily	1/13/2022	90.3	90.3	73.0	20.6	+	3.1	1.6	$196,704 / unit	75	3
30	Senior Loan	San Carlos, CA	Life Science	2/1/2022	139.7	89.1	58.6	20.1	+	1.0	2.4	$400 / SF	68	3
31	Senior Loan	Dallas, TX	Office	1/22/2021	87.0	87.0	87.0	18.8	+	3.4	0.6	$294 / SF	65	3
32	Senior Loan	North Palm Beach, FL	Multifamily	5/22/2025	85.7	85.7	85.4	16.3	+	2.3	4.9	$341,600 / unit	72	3
33	Senior Loan	Various	Multifamily	1/31/2025	142.2	85.3	84.3	20.4	+	3.0	4.6	$212,223 / unit	70	3
34	Senior Loan	Miami, FL	Multifamily	10/14/2021	84.5	84.5	84.5	19.3	+	2.9	1.4	$287,415 / unit	76	3
35	Senior Loan	Phoenix, AZ	Multifamily	3/26/2025	79.0	79.0	79.0	15.1	+	2.3	4.8	$312,332 / unit	69	3
36	Senior Loan	Dallas, TX	Multifamily	12/23/2021	78.4	78.4	78.4	17.4	+	2.9	1.5	$241,164 / unit	67	3

	Investment(A)	Location	Property Type	Investment Date	Total Whole Loan(B)	Committed Principal/Investment Amount	Outstanding Principal/ Investment Amount	Net Equity(C)	Coupon(D)(E)		Max Remaining Term (Years)(D)(F)	Loan/Investment Per SF / Unit / Key(G)	Origination LTV(D)(H)	Risk Rating
37	Senior Loan	Philadelphia, PA	Mixed Use	6/28/2024	77.7	77.7	24.4	8.8	+	4.0	4.0	$75 / SF	72	3
38	Senior Loan	Nashville, TN	Hospitality	1/6/2025	75.8	75.8	75.0	14.4	+	3.3	4.5	$326,087 / key	64	3
39	Senior Loan	Delray Beach, FL	Multifamily	3/26/2025	73.0	73.0	73.0	14.0	+	2.3	4.8	$257,042 / unit	71	3
40	Senior Loan	Hollywood, FL	Multifamily	12/20/2021	71.0	71.0	71.0	14.5	+	2.8	1.5	$287,449 / unit	74	3
41	Senior Loan	Charlotte, NC	Multifamily	12/14/2021	70.3	70.3	68.0	9.5	+	3.1	1.5	$184,712 / unit	74	3
42	Senior Loan	Denver, CO	Multifamily	9/14/2021	70.3	70.3	70.3	12.4	+	2.8	1.3	$290,496 / unit	78	3
43	Senior Loan	Plano, TX	Multifamily	3/31/2022	63.3	63.3	63.3	23.7	+	0.9	2.1	$238,000 / unit	75	3
44	Senior Loan	Dallas, TX	Multifamily	8/18/2021	63.1	63.1	63.1	13.3	+	3.9	1.2	$175,278 / unit	70	3
45	Senior Loan	Durham, NC	Multifamily	12/15/2021	59.5	59.5	57.8	18.5	+	2.8	2.5	$167,501 / unit	67	3
46	Senior Loan	San Antonio, TX	Multifamily	4/20/2022	57.6	57.6	56.4	15.2	+	2.7	1.9	$164,950 / unit	79	3
47	Senior Loan	Sharon, MA	Multifamily	12/1/2021	51.9	51.9	51.9	9.1	+	2.9	1.4	$270,443 / unit	70	3
48	Senior Loan	Atlanta, GA	Multifamily	12/10/2021	51.4	51.4	51.4	13.0	+	3.0	1.5	$170,197 / unit	67	3
49	Senior Loan	Reno, NV	Industrial	4/28/2022	140.4	50.5	50.5	11.5	+	2.7	1.9	$117 / SF	74	3
50	Senior Loan	Birmingham, AL	Multifamily	5/31/2019	46.0	46.0	46.0	46.0	+	4.0	0.1	$144,595 / unit	46	3
51	Senior Loan	Dallas, TX	Multifamily	4/1/2022	43.7	43.7	42.4	11.8	+	2.9	0.4	$119,144 / unit	73	3
52	Senior Loan	Carrollton, TX	Multifamily	4/1/2022	43.7	43.7	43.7	13.8	+	0.9	2.1	$136,478 / unit	74	3
53	Senior Loan	Georgetown, TX	Multifamily	12/16/2021	35.2	35.2	35.2	8.8	+	3.4	1.5	$167,381 / unit	68	3
	Total/Weighted Average Senior Loans Unlevered				$8,691.4	$6,179.7	$5,791.0	$1,510.3	+	3.1%	1.9		66%	3.1
	Real Estate Assets
1	Real Estate Owned	Mountain View, CA	Office	6/28/2024	n.a.	$120.9	120.9	120.9		n.a.	n.a.	$391 / SF	n.a.	n.a.
2	Real Estate Owned	West Hollywood, CA	Condo	4/15/2025	n.a.	93.5	93.5	38.5		n.a.	n.a.	$2,527,027 / unit	n.a.	n.a.
3	Real Estate Owned	Portland, OR	Retail / Redevelopment	12/16/2021	n.a.	85.4	85.4	85.4		n.a.	n.a.	n.a.	n.a.	n.a.
4	Equity Method Investment(I)	Seattle, WA	Life Science	6/28/2024	n.a.	85.3	85.3	44.3		n.a.	n.a.	$537 / SF	n.a.	n.a.
5	Real Estate Owned	Philadelphia, PA	Office	12/22/2023	n.a.	$21.9	21.9	21.9		n.a.	n.a.	$104 / SF	n.a.	n.a.
	Total/Weighted Average Real Estate Assets					$407.0	$407.0	$311.0
	CMBS Investments
1	CMBS B-Pieces(J)	Various	Various	2/13/2017	n.a.	40.0	35.5	35.5		4.8	4.0		58	n.a.
2	CMBS B-Pieces	Various	Various	6/18/2025	n.a.	9.1	9.1	9.1		5.9	9.7		42	n.a.
	Total/Weighted Average CMBS Investments					$49.1	$44.6	$44.6		5.0%	5.2		55%
	Grand Total / Weighted Average					$6,635.8	$6,242.5	$1,865.8		7.5%	1.9		65%	3.1

*    Numbers presented may not foot due to rounding.

(A)    Our total portfolio represents the current principal amount or investment amount on senior and mezzanine loans, real estate assets and other investments. Excludes loans that were fully written off.
For Senior Loan 7, the total whole loan is $199.4 million, including (i) a fully funded senior mortgage loan of $120.0 million, at an interest rate of S+2.25% and (ii) a mezzanine note with a commitment of $79.4 million, of which $74.4 million was funded as of June 30, 2025, at a fixed interest rate of 4.5%. The mezzanine note interest is payment-in-kind (“PIK Interest”), which is capitalized, compounded, and added to the outstanding principal balance of the respective loan.
(B)    Total Whole Loan represents the total commitment of the entire loan originated, including participations by KKR affiliated entities.
(C)    Net equity reflects (i) the amortized cost basis of our loans, net of borrowings; (ii) Real Estate Owned ("REO"), net of borrowings and noncontrolling interests, and (iii) the investment amount of equity method investments, net of borrowings.
(D)    Weighted average is weighted by the current principal amount of our loans and the investment amount of CMBS investments. Weighted average LTV excludes risk-rated 5 loans and weighted average coupon excludes loans on nonaccrual status.
(E)    Coupon expressed as spread over Term SOFR.
(F)    Maximum remaining term (years) assumes all extension options are exercised, if applicable.
(G)    Loan Per SF / Unit / Key is based on the current principal amount divided by the current SF / Unit / Key. For Senior Loans 2, 3, 5, 13 and 17, Loan Per SF / Unit / Key is calculated as the total commitment amount of the loan divided by the proposed SF / Unit / Key.
(H)    For senior loans, LTV is generally based on the initial loan amount divided by the as-is appraised value as of the date the loan was originated; for mezzanine loans, LTV is based on the initial balance of the whole loan divided by the as-is appraised value as of the date the loan was originated; for CMBS investments, LTV is based on the weighted average LTV of the underlying loan pool at issuance. Weighted Average LTV excludes risk-rated 5 loans.
For Senior Loans 2, 3, 5, 13 and 17, LTV is calculated as the total commitment amount of the loan divided by the as-stabilized value as of the date the loan was originated. For senior loans where an appraisal has been obtained post origination, the LTV, presented as follows, is calculated based on the current principal amount divided by the as-is appraised value as of the new appraisal date: Senior Loan 14 (77%); Senior Loan 16 (78%); Senior Loan 19 (64%); Senior Loan 21 (57%); Senior Loan 22 (75%); Senior Loan 26 (83%); Senior Loan 28 (70%); Senior Loan 30 (81%); Senior Loan 31 (63%); and Senior Loan 40 (81%).
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

As of June 30, 2025, the average risk rating of our portfolio was 3.1, weighted by outstanding loan principal, consistent with that as of December 31, 2024.

	June 30, 2025				December 31, 2024
Risk Rating	Number of Loans(A)	Carrying Value	Outstanding Principal	Outstanding Principal %*	Number of Loans(A)	Carrying Value	Outstanding Principal	Outstanding Principal %*
1	—	$—	$—	—%	—	$—	$—	—%
2	3	465,122	465,264	8	—	—	—	—
3	45	4,670,837	4,680,271	81	47	5,393,333	5,400,698	92
4	2	202,357	202,357	3	2	193,687	193,727	3
5	3	438,822	443,092	8	2	301,602	305,738	5
Total loan receivable	53	$5,777,138	$5,790,984	100%	51	$5,888,622	$5,900,163	100%
Allowance for credit losses		(171,591)				(117,103)
Loan receivable, net		$5,605,547				$5,771,519

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

In December 2024, we modified a risk-rated 5 senior life science loan located in San Carlos, CA, with an outstanding principal balance of $103.2 million. The terms of the modification included a $13.1 million principal repayment, and a restructure of the $90.1 million senior loan (after the $13.1 million repayment) into (i) a $89.1 million committed senior mortgage loan (with $34.9 million in unfunded commitment), and (ii) a $35.9 million subordinated note which is subordinate to a new $20.0 million sponsor interest. The restructured senior loan earns a coupon rate of S+1.00% and has a new term of three years. The $35.9 million subordinated note was deemed uncollectible and written off in December 2024. The loan modification was accounted for as a new loan for GAAP purposes. The restructured senior loan with an outstanding principal balance of $58.6 million was risk-rated 3 as of June 30, 2025.

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

Our Non-Mark-to-Market Financing Sources, which accounted for 78% of our total financing as of June 30, 2025, are not subject to credit or capital markets mark-to-market provisions. The remaining 22% of our total financing, which is comprised of three master repurchase agreements, are only subject to credit marks.

We plan to expand and diversify our financing sources, especially those sources that provide non-mark-to-market financing, reducing our exposure to market volatility.

The following table summarizes our financing agreements (amounts in thousands):

		June 30, 2025				December 31, 2024
		Borrowings			Collateral	Borrowings
	Non-/Mark-to-Market	Maximum Facility Size(A)	Outstanding Principal	Available(B)	Outstanding Principal	Outstanding Principal
Master Repurchase Agreements	Mark-to-Credit	$2,000,000	$1,100,177	$25,734	$1,642,247	$1,038,066
Collateralized Loan Obligations	Non-Mark-to-Market	1,447,874	1,447,874	—	1,805,124	1,766,231
Term Lending Agreements	Non-Mark-to-Market	1,514,885	910,546	3,237	1,338,283	789,647
Term Loan Facility	Non-Mark-to-Market	1,000,000	542,552	—	701,615	553,966
Warehouse Facility	Non-Mark-to-Market	500,000	—	—	—	—
Asset Specific Financing	Non-Mark-to-Market	490,625	361,717	—	437,793	343,216
Revolver	Non-Mark-to-Market	660,000	40,000	620,000	n.a.	80,000
Secured Term Loan	Non-Mark-to-Market	548,625	548,625	—	n.a.	339,500
Total leverage		$8,162,009	$4,951,491	$648,971		$4,910,626

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

Each of our existing master repurchase facilities includes "credit mark-to-market" features. "Credit mark-to-market" provisions in repurchase facilities are designed to keep the lenders' credit exposure generally constant as a percentage of the underlying collateral value of the assets pledged as security to them. If the credit underlying collateral value decreases, the gross amount of leverage available to us will be reduced as our assets are marked-to-market, which would reduce our liquidity. The lender under the applicable repurchase facility sets the valuation and any revaluation of the collateral assets in its sole, good faith discretion. As a contractual matter, the lender has the right to reset the value of the assets at any time based on then-current market conditions, but the market convention is to reassess valuations on a monthly, quarterly and annual basis using the financial information delivered pursuant to the facility documentation regarding the real property, borrower and guarantor under such underlying loans. Generally, if the lender determines (subject to certain conditions) that the market value of the collateral in a repurchase transaction has decreased by more than a defined minimum amount, the lender may require us to provide additional collateral or lead to margin calls that may require us to repay all or a portion of the funds advanced. We closely monitor our liquidity and intend to maintain sufficient liquidity on our balance sheet in order to meet any margin calls in the event of any significant decreases in asset values. As of June 30, 2025, the weighted average haircut under our repurchase agreements was 33.0% (or 31.4%, if we had borrowed the maximum amount approved by its repurchase agreement counterparties as of such dates). In addition, our existing master repurchase facilities are not entirely term-matched financings and may mature before our CRE debt investments that represent underlying collateral to those financings. As we negotiate renewals and extensions of these liabilities, we may experience lower advance rates and higher pricing under the renewed or extended agreements.

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

Covenants — Each of our repurchase facilities, term lending agreements, warehouse facility and our Revolver contain customary terms and conditions, including, but not limited to, negative covenants relating to restrictions on our operations with respect to our status as a REIT, and financial covenants, such as:

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

As of June 30, 2025, we were in compliance with the covenants of our financing facilities.

Non-Consolidated Senior Interests

In certain instances, we finance our loans through the non-recourse sale of a senior loan interest that is not included in our condensed consolidated financial statements. These non-consolidated senior interests provide structural leverage on a non-mark-to-market, match-term basis for our net investments, which are typically reflected in the form of mezzanine loans or other subordinate interests on our condensed consolidated balance sheets and in our condensed consolidated statement of income. We had no outstanding financing through non-consolidated senior interests as of June 30, 2025.

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

Variable Interest Entity Liabilities

In connection with our investments in CMBS B-Pieces, we consolidate these CMBS trusts that hold the pools of senior loans underlying the CMBS because we determined such trusts are VIEs and we are the primary beneficiary of such VIEs. As a result of the consolidation, our financial statements include the liabilities of the consolidated CMBS trusts. However, these liabilities are not recourse to us, and our risk of loss is limited to the value of our investment in the related CMBS B-Pieces. See Note 8 to the condensed consolidated financial statements for additional information on these liabilities as of June 30, 2025.

Real Estate Assets, Held For Investment

Portland, OR Retail / Redevelopment — In December 2021, we took title a Portland retail property and recorded the property and its net assets on the Condensed Consolidated Balance Sheets based on the estimated fair value of acquired assets and assumed liabilities. We contributed a portion of the REO asset to a joint venture (the "REO JV") with a third party local developer (“JV Partner”), whereby we had a 90% interest and the JV Partner had a 10% interest. The JV Partner's interest in the property was presented within "Noncontrolling interests in equity of consolidated joint ventures" on the Condensed Consolidated Balance Sheets. In June 2025, we sold a portion of the property for $6.0 million and recognized a realized gain of $0.7 million after closing costs. As of June 30, 2025, we have a priority of distributions up to $77.7 million before the JV Partner can participate in the economics of the REO JV.

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

Real Estate Assets, Held For Sale

As of June 30, 2025, the Philadelphia, PA Office and West Hollywood, CA Condo properties met the criteria to be classified as held for sale under ASC 360. As such, depreciation and amortization on the properties and related lease intangibles were suspended.

Philadelphia, PA Office — In December 2023, we took title to a Philadelphia office portfolio through a deed-in-lieu of foreclosure ("DIL") and recorded the portfolio and its net assets on the Condensed Consolidated Balance Sheets based on the estimated fair value of acquired assets and assumed liabilities.

In June 2024, we sold a portion of the portfolio and provided financing to the buyer through a senior loan. The senior loan had an outstanding principal balance of $24.4 million ($77.7 million total commitment) as of June 30, 2025 and earned a coupon rate of S+4.0% with a maximum maturity of July 2029, assuming all extension options are exercised. The senior loan is presented within “Commercial real estate loans, held-for-investment, net” on the Condensed Consolidated Balance Sheets.

In May 2025, we sold a portion of the portfolio for $25.3 million and recognized a realized gain of $0.5 million after closing costs. As of June 30, 2025, there was one office property remaining.

West Hollywood, CA Condo — In April 2025, we took title to a West Hollywood multifamily property through an assignment-in-lieu of foreclosure. We recorded the property and its net assets on the Condensed Consolidated Balance Sheets based on the estimated fair value of acquired assets and assumed liabilities.

Real Estate Asset, Equity Method Investment

Seattle, WA Life Science — In June 2024, we and the KKR affiliates took title to a Seattle life science property through a DIL under a Tenant-in-Common ("TIC") agreement. Under the TIC agreement, we and the KKR affiliate held an economic interest of 74.6% and 25.4%, respectively, and shared decision-making. Under ASC 970-810, we accounted for the TIC agreement as an undivided interest in the property and recorded an equity method investment based on our share of the estimated fair value of the property's net assets.

Results of Operations

Three Months Ended June 30, 2025 Compared to Three Months Ended March 31, 2025

The following table summarizes the changes in our results of operations for three months ended June 30, 2025 and March 31, 2025 (amounts in thousands, except per share data):

	Three Months Ended		Increase (Decrease)
	June 30, 2025	March 31, 2025	Dollars	Percentage
Net Interest Income
Interest income	$112,272	$113,967	$(1,695)	(1)%
Interest expense	82,101	82,626	(525)	(1)
Total net interest income	30,171	31,341	(1,170)	(4)

Other Income
Revenue from real estate owned operations	4,025	2,889	1,136	39
Income (loss) from equity method investments	(619)	(201)	(418)	208
Change in net assets of consolidated variable interest entity, CMBS trust	41	—	41	100
Gain (loss) on sale of investments	1,192	—	1,192	100
Other miscellaneous income	1,061	1,187	(126)	(11)
Total other income	5,700	3,875	1,825	47

Operating Expenses
Provision for credit losses, net	49,848	24,863	24,985	100
Expenses from real estate owned operations	6,178	5,474	704	13
Management fee to affiliate	5,737	5,797	(60)	(1)
General and administrative	4,681	4,831	(150)	(3)
Total operating expenses	66,444	40,965	25,479	62

Income (Loss) Before Income Taxes	(30,573)	(5,749)	(24,824)	(432)
Income tax expense	—	—	—	—
Net Income (Loss)	(30,573)	(5,749)	(24,824)	(432)
Net income (loss) attributable to noncontrolling interests	(847)	(888)	41	5
Net Income (Loss) Attributable to KKR Real Estate Finance Trust Inc. and Subsidiaries	(29,726)	(4,861)	(24,865)	(512)
Preferred stock dividends	5,326	5,326	—	—
Participating securities' share in earnings	373	363	10	3
Net Income (Loss) Attributable to Common Stockholders	$(35,425)	$(10,550)	$(24,875)	(236)

Net Income (Loss) Per Share of Common Stock
Basic and Diluted	$(0.53)	$(0.15)	$(0.38)	(253)
Weighted Average Number of Shares of Common Stock Outstanding
Basic and Diluted	67,191,309	68,765,877	(1,574,568)	(2)

Dividends Declared per Share of Common Stock	$0.25	$0.25	$—	—

Net Interest Income

Net interest income decreased by $1.2 million during the three months ended June 30, 2025, as compared to the preceding three-month period. This decrease was due primarily to additional loans placed on nonaccrual status and a decline in overall portfolio size. We recorded $4.4 million of deferred loan fees and origination discounts accreted into interest income during the three months ended June 30, 2025, as compared to $3.4 million during the preceding period. In addition, we recorded $3.0 million of deferred financing costs amortization into interest expense during the three months ended June 30, 2025, as compared to $3.1 million for the preceding period.

Other Income

Total other income increased by $1.8 million during the three months ended June 30, 2025, as compared to the preceding period. This increase was due primarily to a $1.2 million gain on sale of REO investments.

Operating Expenses

Total operating expenses increased by $25.5 million during the three months ended June 30, 2025, as compared to the preceding period. This increase was primarily due to a $25.0 million change in the provision for credit losses. The provision for credit losses during the three months ended June 30, 2025 was due primarily to additional reserves for risk-rated 5 loans in the office and life science sectors.

Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024

The following table summarizes the changes in our results of operations for the six months ended June 30, 2025 and 2024 (amounts in thousands, except per share data):

	Six Months Ended June 30,		Increase (Decrease)
	2025	2024	Dollars	Percentage
Net Interest Income
Interest income	$226,239	$300,869	$(74,630)	(25)%
Interest expense	164,727	221,292	(56,565)	(26)
Total net interest income	61,512	79,577	(18,065)	(23)

Other Income
Revenue from real estate owned operations	6,914	10,763	(3,849)	(36)
Income (loss) from equity method investments	(820)	1,463	(2,283)	(156)
Change in net assets of consolidated variable interest entity, CMBS trust	41	—	41	100
Gain (loss) on sale of investments	1,192	(615)	1,807	294
Other miscellaneous income	2,248	3,224	(976)	(30)
Total other income	9,575	14,835	(5,260)	(35)

Operating Expenses
Provision for credit losses, net	74,711	37,811	36,900	98
Expenses from real estate owned operations	11,652	11,890	(238)	(2)
Management fee to affiliate	11,534	12,713	(1,179)	(9)
General and administrative	9,512	9,787	(275)	(3)
Total operating expenses	107,409	72,201	35,208	49

Income (Loss) Before Income Taxes	(36,322)	22,211	(58,533)	(264)
Income tax expense	—	112	(112)	(100)
Net Income (Loss)	(36,322)	22,099	(58,421)	(264)
Net income (loss) attributable to noncontrolling interests	(1,735)	(625)	(1,110)	(178)
Net Income (Loss) Attributable to KKR Real Estate Finance Trust Inc. and Subsidiaries	(34,587)	22,724	(57,311)	(252)
Preferred stock dividends	10,652	10,652	—	—
Participating securities' share in earnings	736	588	148	25
Net Income (Loss) Attributable to Common Stockholders	$(45,975)	$11,484	$(57,459)	(500)

Net Income (Loss) Per Share of Common Stock
Basic and Diluted	$(0.68)	$0.17	$(0.85)	(500)
Weighted Average Number of Shares of Common Stock Outstanding
Basic and Diluted	67,974,243	69,404,906	(1,430,663)	(2)

Dividends Declared per Share of Common Stock	$0.50	$0.50	$—	—

Net Interest Income
Net interest income decreased by $18.1 million during the six months ended June 30, 2025, as compared to the corresponding period in the prior year. This decrease was due primarily to a reduced loan portfolio size as a result of repayments or other resolutions and lower index rates. We recorded $7.8 million of deferred loan fees and origination discounts accreted into interest income during the six months ended June 30, 2025, as compared to $9.6 million during the prior year period. In addition, we recorded $6.1 million of deferred financing costs amortization into interest expense during the six months ended June 30, 2025, as compared to $9.3 million during the prior year period.

Other Income

Total other income decreased by $5.3 million during the six months ended June 30, 2025, as compared to the prior year period. This decrease was due primarily to a $3.8 million decrease in revenue from REO operations and a $2.1 million operating loss related to our real estate asset equity method investment, which was partially offset by a $1.2 million gain on sale of REO investments during the current period.

Operating Expenses

Total operating expenses increased by $35.2 million during the six months ended June 30, 2025, as compared to the prior year period. This increase was due primarily to a $36.9 million change in the provision for credit losses. This change was due primarily to a higher provision for credit losses on risk-rated 5 loans in the office and life science sectors during the current period.

Liquidity and Capital Resources

Overview

We have capitalized our business to date primarily through the issuance and sale of our common stock and preferred stock, borrowings from three master repurchase agreements, and borrowings from our Non-Mark-to-Market Financing Sources, which were comprised of collateralized loan obligations, term lending agreements, term loan facility, secured term loan, asset specific financing, warehouse facility, and corporate Revolver. Our Non-Mark-to-Market Financing Sources, which accounted for 78% of our total financing as of June 30, 2025, are not subject to credit or capital markets mark-to-market provisions. The remaining 22% of our total financing, which are comprised of three master repurchase agreements, are only subject to credit marks.

Our primary sources of liquidity include $107.7 million of cash on our Condensed Consolidated Balance Sheets, $620.0 million of available capacity on our corporate Revolver, $29.0 million of available borrowings under our financing arrangements based on existing collateral, and cash flows from operations. In addition, we had $253.0 million of total unencumbered assets, including $206.3 million of real estate owned assets, $44.6 million of CMBS investments and $2.1 million of unencumbered senior loans, that can be financed, as of June 30, 2025. Our corporate Revolver and secured term loan are secured by corporate level guarantees and include net equity interests in the investment portfolio. We may seek additional sources of liquidity from syndicated financing, other borrowings (including borrowings not related to a specific investment) and future offerings of equity and debt securities.

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

As described in Note 10 to our condensed consolidated financial statements, we have off-balance sheet arrangements related to VIEs that we account for by either consolidating or by using the equity method of accounting when we hold an economic interest or have a capital commitment. Our maximum risk of loss associated with our interests in these VIEs is limited to the carrying value of our net investment in such entities and any unfunded capital commitments. As of June 30, 2025, we held $9.1 million of net investment in a consolidated CMBS trust and $35.5 million of interests in a CMBS equity method investment.

To facilitate future offerings of equity, debt and other securities, we have in place an effective shelf registration statement (the “Shelf”) with the SEC. The amount of securities that may be issued pursuant to this Shelf is not to exceed $750 million. The securities covered by this Shelf include: (i) common stock, (ii) preferred stock, (iii) depository shares, (iv) debt securities, (v) warrants, (vi) subscription rights, (vii) purchase contracts, and (viii) units. The specifics of any future offerings, along with the use of proceeds of any securities offered, will be described in detail in a prospectus supplement, or other offering material, at the time of any offering.

We have also entered into an equity distribution agreement with certain sales agents, pursuant to which we may sell, from time to time, up to an aggregate sales price of $100.0 million of our common stock, pursuant to a continuous offering program (the “ATM”), under the Shelf. Sales of our common stock made pursuant to the ATM may be made in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act. During the six months ended June 30, 2025, we did not sell any shares of common stock under the ATM. As of June 30, 2025, $93.2 million remained available for issuance under the ATM.

See Notes 5, 6, 7 and 11 to our condensed consolidated financial statements for additional details regarding our secured financing agreements, collateralized loan obligations, secured term loan and stock activity.

Debt-to-Equity Ratio and Total Leverage Ratio

The following table presents our debt-to-equity ratio and total leverage ratio:

	June 30, 2025	December 31, 2024
Debt-to-equity ratio(A)	2.0x	1.6x
Total leverage ratio(B)	3.9x	3.6x

(A)     Represents (i) total outstanding debt agreements (excluding non-recourse facilities) and secured term loan, less cash to (ii) KREF's stockholders' equity, in each case, at period end.
(B)    Represents (i) total outstanding debt agreements, secured term loan, and collateralized loan obligations, less cash to (ii) KREF's stockholders' equity, in each case, at period end.

Sources of Liquidity

Our primary sources of liquidity include cash and cash equivalents and available borrowings under our secured financing agreements, inclusive of our Revolver. Amounts available under these sources as of the date presented are summarized in the following table (amounts in thousands):

	June 30, 2025	December 31, 2024
Cash and cash equivalents	$107,717	$104,933
Available borrowings under revolving credit agreement	620,000	530,000
Available borrowings under master repurchase agreements	25,734	46,121
Available borrowings under term lending agreements	3,237	3,234
Available borrowings under term loan agreements	—	524
Total	$756,688	$684,812

We also had $253.0 million of total unencumbered assets, including $206.3 million of real estate owned assets, $44.6 million of CMBS investments and $2.1 million of unencumbered senior loans as of June 30, 2025. In addition to our primary sources of liquidity, we have the ability to access further liquidity through our ATM program and public offerings of debt and equity securities. Our existing loan portfolio also provides us with liquidity as loans are repaid or sold, in whole or in part, and the proceeds from repayment become available for us to invest.

Cash Flows

The following table sets forth changes in cash and cash equivalents for the six months ended June 30, 2025 and 2024 (amounts in thousands):

	Six Months Ended June 30,
	2025	2024
Cash Flows From Operating Activities	$37,043	$65,131
Cash Flows From Investing Activities	16,213	464,769
Cash Flows From Financing Activities	(49,843)	(565,540)
Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	$3,413	$(35,640)

Cash Flows from Operating Activities

Our cash flows from operating activities were primarily driven by our net interest income, which is a result of the income generated by our investments less financing costs. The following table sets forth interest received from, and paid for, our investments (amounts in thousands):

	Six Months Ended June 30,
	2025	2024
Interest received	$220,161	$295,490
Interest paid	165,526	215,524
Net interest collections	$54,635	$79,966

Our net interest collections were partially offset by cash used to pay management fees, as follows (amounts in thousands):

	Six Months Ended June 30,
	2025	2024
Management Fees to affiliate	$11,715	$12,863

Cash Flows from Investing Activities

Our cash flows from investing activities primarily consisted of cash outflows for loan originations and funding commitments under existing loan investments, partially offset by cash inflows from loan repayments and net proceeds from the sale of real estate owned. During the six months ended June 30, 2025, we funded $626.5 million of CRE loans, received $629.8 million from the repayments and sale of CRE loans and received net proceeds of $30.3 million from the sale of REO investments.

During the six months ended June 30, 2024, we funded $186.4 million of CRE loans and received $660.7 million from the repayments of CRE loans.

Cash Flows from Financing Activities

During the six months ended June 30, 2025, our cash flows from financing activities were primarily driven by borrowing proceeds of $1,003.3 million under our secured financing agreements and proceeds of $209.8 million issued under our secured term loan, partially offset by repayments of $853.2 million on our secured financing agreements and repayments of $318.4 million on our collateralized loan obligations.

During the six months ended June 30, 2024, our cash flows from financing activities were primarily driven by (i) repayments of $771.5 million under our secured financing agreements and (ii) payment of $57.8 million in dividends, partially offset by borrowing proceeds of $266.6 million under our secured financing agreements.

Contractual Obligations and Commitments

The following table presents our contractual obligations and commitments (including interest payments) as of June 30, 2025 (amounts in thousands):

	Total	Less than 1 year	1 to 3 years	3 to 5 years	Thereafter
Master Repurchase Facilities(A)	$1,100,178	$294,117	$702,767	$103,294	$—
Term Lending Agreements(A)	910,546	47,705	572,905	189,936	100,000
Warehouse Facility	—	—	—	—	—
Term Loan Facility	542,551	35,785	427,112	79,654	—
Asset Specific Facility	361,717	—	361,717	—	—
Revolver(B)	40,000	40,000	—	—	—
Total secured financing agreements	2,954,992	417,607	2,064,501	372,884	100,000
Collateralized Loan Obligations	1,447,873	—	—	—	1,447,873
Secured Term Loan	548,625	5,500	11,000	11,000	521,125
Interest payable(C)	1,063,461	302,067	404,912	286,884	69,598
Future funding obligations(D)	388,694	289,159	97,341	2,194	—
CMBS investments	4,324	4,324	—	—	—
Total	$6,407,969	$1,018,657	$2,577,754	$672,962	$2,138,596

(A)    The allocation of repurchase facilities and term lending agreements is based on the earlier of (i) the maximum maturity of the underlying loans pledged as collateral or (ii) the maximum maturity of the respective financing agreements. Amounts borrowed are subject to a maximum 25.0% recourse limit.
(B)    Any amounts borrowed are full recourse to certain subsidiaries of KREF. Amounts are estimated based on the amount outstanding under the Revolver and the interest rate in effect as of June 30, 2025. This is only an estimate as actual amounts borrowed, the timing of repayments and interest rates may vary over time. The Revolver matures in March 2030.
(C)    The amounts are estimated by assuming the amounts outstanding under these facilities and the interest rates in effect as of June 30, 2025 will remain constant into the future. The actual amounts borrowed and rates may vary over time.
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

To arrive at a CECL reserve using the WARM method, we considered various factors including (i) historical loss experience in the commercial real estate lending market, (ii) timing of expected repayments and expected loan future funding, (iii) and our current and future view of the macroeconomic environment for a reasonable and supportable forecast period. We derive a historical loss rate predominately based on a CMBS database with historical losses since 1998 provided by a third party. We focus on the most relevant subset of CMBS data that is determined to be the most comparable to our own portfolio. The historical loss rate is further adjusted to consider expected macroeconomic conditions, such as commercial real estate price indices, unemployment rates and market liquidity, over reasonable and supportable forecast periods. There is significant uncertainty related to future macroeconomic conditions. Therefore, we also consider other loan specific credit quality factors such as the risk rating of the loan, a near-term maturity, nature of construction loans, and economic conditions specific to the property type of the underlying collateral.

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

As of June 30, 2025, our accruing loan portfolio and related portfolio financing earned or paid a floating rate of interest indexed to Term SOFR. Accordingly, our interest income and expense will generally change directionally with index rates; however, in certain circumstances, rate floors relating to our loan portfolio may partially offset the impact from changing rates. As of June 30, 2025, a 50 basis point and a 100 basis point decrease in the index rates would decrease our expected cash flows by approximately $0.8 million and $1.5 million, or ($0.01) and ($0.02) per common share, respectively, for the following three-month period. Conversely, a 50 basis point and a 100 basis point increase in the index rates would increase our expected cash flows by approximately $0.8 million and $1.6 million, or $0.01 and $0.02 per common share, respectively, for the same period.

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

As of June 30, 2025, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2025, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) of the Exchange Act) occurred during the quarter ended June 30, 2025 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The following table sets forth information regarding purchases of shares of our common stock during the three months ended June 30, 2025 (amounts in thousands, except share and per share data):

Period Beginning	Period Ending	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Amounts paid for shares purchased as part of publicly announced program	Approximate dollar value of shares that may yet be purchased under the program
April 1, 2025	April 30, 2025	68,207	$9.56	7,802,058	$652	$79,544
May 1, 2025	May 31, 2025	1,267,000	9.23	9,069,058	11,700	67,844
June 1, 2025	June 30, 2025	835,697	9.15	9,904,755	7,648	60,196
Total/Average		2,170,904	$9.21		$20,000

As of June 30, 2025, we had $60.2 million of remaining capacity to repurchase shares under the program.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Description

10.1	KKR Real Estate Finance Trust Inc. 2025 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8 filed on April 30, 2025).

10.2	Form of Restricted Stock Unit Grant Notice for Non-Employee Directors under the KKR Real Estate Finance Trust Inc. 2025 Omnibus Incentive Plan.

10.3	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement.

31.1	Certificate of Matthew A. Salem, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Kendra L. Decious, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of Matthew A. Salem, Chief Executive Officer, pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certificate of Kendra L. Decious, Chief Financial Officer, pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File, formatted in Inline XBRL and contained in Exhibit 101.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KKR REAL ESTATE FINANCE TRUST INC.

Date:	July 22, 2025	By:	/s/ Matthew A. Salem
Name: Matthew A. Salem
Title: Chief Executive Officer
(Principal Executive Officer)

Date:	July 22, 2025	By:	/s/ Kendra L. Decious
Name: Kendra L. Decious
Title: Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)