Form 10-K
period 2025-12-31
KKR Real Estate Finance Trust Inc.
filed 2026-02-03
CIK 1631596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025

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

The aggregate market value of the registrant's common stock held by non-affiliates was approximately $478.8 million as of June 30, 2025 (the last business day of the registrant's most recently completed second fiscal quarter) based on the closing sale price on the New York Stock Exchange on that date.

The number of shares of the registrant's common stock, par value $0.01 per share, outstanding as of January 30, 2026 was 64,275,643.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement to be filed with the Securities and Exchange Commission (“SEC”) pursuant to Regulation 14A relating to the registrant’s 2026 Annual Meeting of Stockholders will be incorporated by reference in this Form 10-K in response to Items 10, 11, 12, 13 and 14 of Part III. The definitive proxy statement will be filed with the SEC no later than 120 days after the registrant’s fiscal year end.

KKR REAL ESTATE FINANCE TRUST INC.
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2025

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

•special risks of loans and investments involving international real estate-related assets;

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

We began our investment activities in October 2014 with an initial commitment of $400.0 million from KKR. We raised an additional $438.1 million in equity commitments from third-party investors and certain current and former employees of, and consultants to, KKR that brought our total committed capital base to $838.1 million, which was fully drawn prior to our initial public offering ("IPO") that generated net proceeds of $225.9 million on May 5, 2017. We had a common book value of $844.8 million as of December 31, 2025 and established a diversified investment portfolio which totaled $5,924.2 million, consisting primarily of performing senior commercial real estate loans.

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

Our Manager and KKR

We are externally managed by our Manager, an indirect wholly owned subsidiary of KKR, a leading global investment firm that offers alternative asset management as well as capital markets and insurance solutions, with an over 45-year history of leadership, innovation and investment excellence. KKR sponsors investment funds that invest in private equity, credit and real assets, and as strategic partners that manage hedge funds. KKR is listed on the NYSE (NYSE: KKR) and reported $723.2 billion of assets under management ("AUM") as of September 30, 2025. KKR's "One-Firm" culture encourages collaboration and leveraging resources and relationships across KKR to help find creative solutions for clients seeking capital and strategic partnerships. We believe our Manager's relationship with KKR and its differentiated global investment management platform provides us with significant advantages in sourcing, evaluating, underwriting and managing our investments.

In connection with the performance of its duties, our Manager benefits from the resources, relationships and expertise of KKR's real estate group ("KKR Real Estate"), which provides equity and debt capital across a variety of real estate sectors and strategies. Established in 2011 under the leadership of Ralph F. Rosenberg, KKR's Chairman of Real Assets and Chairman of our board of directors, KKR Real Estate had $84.6 billion of AUM as of September 30, 2025. Mr. Rosenberg, who has over 35 years of real estate equity and debt transactions experience, is supported at KKR Real Estate by a team of approximately 130 dedicated Real Estate management, investment and asset/portfolio management professionals across 14 cities in 10 countries. We believe that KKR Real Estate's global relationships with property owners, managers, lenders, brokers and advisors and real-time knowledge derived from its broadly diversified real estate holdings provide our Manager with access to sourcing channels as well as operational and strategic insights to help our Manager evaluate and monitor individual investment opportunities. Additionally, our Manager leverages the proprietary information available to us through KKR's global investment platforms to conduct thorough underwriting and due diligence and develop a deeper understanding of the opportunities, risks and challenges of the investments that we review. Further, our Manager benefits from KKR's capital markets team, comprised of a team of approximately 70 professionals that advise KKR's investment teams and portfolio companies on executing equity and debt capital markets solutions.

Our Manager is led by an experienced team of senior real estate investment professionals, including Matthew A. Salem, our Chief Executive Officer, and W. Patrick Mattson, our President and Chief Operating Officer, who each has over 25 years of CRE experience. Our Manager's senior leadership team is supported by over 50 other investment professionals with significant expertise in executing our investment strategy. Our Manager's investment committee, which is comprised of Ralph Rosenberg, KKR's Chairman of Real Assets and Chairman of our board of directors, Chris Lee, President of KKR Real Estate and Vice Chairman of our board of directors, Matt Salem, Head of KKR’s Real Estate Credit and Chief Executive Officer of KREF, Patrick Mattson, Chief Operating Officer of KKR’s Real Estate Credit and President and Chief Operating Officer of KREF, Joel Traut, Partner and Head of Originations, Jenny Box, Co-Head of KKR’s Strategic Investments Group, Roger Morales, Head of KKR's Commercial Real Estate Acquisitions and Justin Pattner, Head of KKR's Real Estate Equity Americas, advises and consults with our Manager and its investment professionals with respect to our investment strategy, portfolio construction, financing and investment guidelines and risk management and approves all of our investments.

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

•Commercial Mortgage-Backed Securities ("CMBS") B-Pieces (New Issue)—We may also make investments that consist generally of below investment-grade bonds comprising some or all of the BB-rated, B-rated and unrated tranches of a CMBS securitization pool. The underlying loans are typically aggregated into a pool and sold as securities to different investors. Under the pooling and servicing agreements that govern these pools, the loans are administered by a trustee and servicers, who act on behalf of all investors and distribute the underlying cash flows to the different classes of securities in accordance with their seniority. The below-investment grade securities that comprise each CMBS B-Piece have generally in the past been acquired in aggregate. Due to their first loss position, these investments are typically offered at a discount to par. These investments typically carry a 5 to 10-year average life due to prepayment restrictions on the underlying loans. We generally intend to hold these investments through maturity, but may, from time to time, opportunistically sell positions should liquidity become available or be required. Under the risk retention rules under the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") that went into effect in December 2016, CMBS B-Piece investments may also include BBB-rated securities and are subject to certain additional restrictions that, among other things, prohibit hedging CMBS B-Pieces or selling CMBS B-Pieces for a period of at least five years from the date the investment was made. We currently hold CMBS B-Piece investments directly through a consolidated CMBS trust and indirectly through our investment in an aggregator vehicle alongside KKR Real Estate Credit Opportunity Partners L.P. ("RECOP I"), a KKR-managed investment fund. See Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations—Our Portfolio."

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

Our Portfolio

We began operations in October 2014 and have established a portfolio of diversified investments, consisting primarily of performing senior and mezzanine loans. Our aggregate investment portfolio totaled $5,924.2 million as of December 31, 2025, which is primarily comprised of $5,361.9 million of total outstanding principal of senior CRE loans, $502.6 million net investment directly or indirectly in real estate owned assets (“REO”), $44.6 million CMBS investments and a $15.1 million investment in an affiliated company. We believe our current portfolio, comprised of target assets representative of our investment philosophy, validates our ability to execute on our stated market opportunity and investment strategy, including lending against high-quality real estate in top markets with strong fundamentals to experienced and well-capitalized sponsors. Since our IPO, we have continued to execute on our primary investment strategy of originating floating-rate transitional senior loans and, as we continue to scale our portfolio, we expect that our originations will continue to be heavily weighted toward floating-rate loans. We expect the majority of our future investment activity to focus on originating floating-rate senior loans, which may include both domestic and international, that we finance with our repurchase facilities and non-mark-to-market financing including term lending agreements, asset specific financing and collateralized loan obligations. In addition, we originate floating-rate loans for which we syndicate a senior position and retain a subordinated interest for our portfolio.

The following charts illustrate the size of our portfolio and related compound annual growth rate ("CAGR") and common book value, over the years ended December 31, 2025 and the preceding four years (amounts in millions):

(A)    Common book value as of December 31, 2025 includes the impact of a CECL allowance of $204.1 million and accumulated depreciation of $5.1 million.

The map below illustrates the geographic distribution of the properties securing our loan portfolio as of December 31, 2025:

Geography

4%
4%
12%
5%
5% Washington, D.C.
17%
6%
12%
11%
Other U.S <4%: 20%
Europe: 4%

The following charts illustrate the diversification of our loan portfolio(A) as of December 31, 2025, based on type of investment, interest rate, underlying property type, geographic location, vintage and loan to value ("LTV"):

Loan Portfolio[A]

Investment Type

Senior Loans
100%

Interest Rate Type

Fixed
1%
Floating
99%

Property Type

Hospitality
3%
Other(C)
2%
Life Science(B)
14%
Multifamily
40%
Industrial
18%
Office
23%

Geography

Other
24%
CA
17%
TX
12%
WA
4%
MA
12%
NY
4%
PA
5%
FL
11%
DC
5%
NC
6%

Original Vintage

2019
2%
2018
2%
2017
4%
2020
3%
2025
19%
2024
<1%
2021
43%
2022
27%

LTV(D)

75-80%
8%
<60%
25%
70-75%
30%
60-65%
20%
65-70%
17%

(A)    Charts are based on outstanding principal of our commercial real estate loans. Excludes fully written off loans, loans held in consolidated CMBS trust, and equity method investment, unconsolidated entity.
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

Our senior loans as of December 31, 2025 had a weighted average LTV at origination of 66%, and we have focused our portfolio on senior positions in the capital structure where the sponsor has meaningful cash or imputed equity subordinated to our position to provide what we believe is downside protection in the event of credit impairment at the asset level.

For additional information regarding our portfolio as of December 31, 2025, see Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Our Financing Strategy

We raise capital through offerings of our equity and debt securities to fund future investments. In addition, as part of our portfolio financing strategy, we may use both direct and structural leverage. Our use of direct leverage includes the utilization of repurchase facilities, term lending agreements, term loan facility, asset specific financing, collateralized loan obligations, secured term loan and revolving credit agreement. Our term lending agreements, term loan facility, asset specific financing, collateralized loan obligations, secured term loan and revolving credit agreement provide us with Non-Mark-to-Market financing sources, which reduces our exposure to market fluctuations. These Non-Mark-to-Market financing sources, which represented 74% of our secured financing as of December 31, 2025, are not subject to credit or capital markets mark-to-market provisions. The remaining 26% of our secured borrowings, which is comprised of four master repurchase agreements, are only subject to credit marks. In addition, we may use structural leverage by syndicating senior mortgage interests in our originated senior loans to other investors and create a subordinated interest that we retain for our portfolio. When utilizing structural leverage, our retained interest is generally a mezzanine loan, secured by a pledge of 100% of the equity ownership interests in the owner of the real property and is generally not subject to recourse. Our retained interest when utilizing structural leverage is subordinate to the lien of the third-party lender that owns the senior interest.

During the year ended and as of December 31, 2025, we:

•Refinanced and upsized the secured term loan from $339.5 million to $650.0 million, reduced the spread from S+3.50% to S+2.50%, and extended the maturity to March 2032
•Increased the borrowing capacity of the corporate revolving credit facility by $90.0 million to $700.0 million and extended the maturity date until 2030
•Entered into three term lending agreements totaling $650.0 million, which provide match-term financing on a non-mark-to-market basis, and a new £300.0 million term credit agreement to finance European originations
•Currently have no final facility maturities until 2027 and no corporate debt due until 2030

As a result, our Non-Mark-to-Market financing was $3.5 billion as of December 31, 2025, representing 74% of our secured financing.

The following table details our outstanding financing arrangements as of December 31, 2025 (amounts in thousands):

	Portfolio Financing Outstanding Principal Balance	Maximum Capacity
Master repurchase agreements	$1,220,707	$2,304,250
Collateralized loan obligations	1,198,378	1,198,378
Term lending agreements	771,823	1,377,032
Term loan facility	513,202	1,000,000
Asset specific financing	365,318	480,625
Warehouse facility	—	500,000
Secured term loan	646,750	646,750
Revolving credit agreement	—	700,000
Total portfolio financing	$4,716,178	$8,207,035

The following chart illustrates our progress in diversifying our financing sources and expanding our non-mark-to-market financing sources to reduce our exposure to market volatility:

Outstanding Financing(1)
(A)    Based on outstanding principal amount of secured financing.

Financing Risk Management

The amount of leverage employed on our assets will depend on our Manager's assessment of the credit, liquidity, price volatility and other risks of those assets and the financing counterparties and availability of particular types of financing at any given time.

We plan to maintain leverage levels appropriate to our specific portfolio. As of December 31, 2025, our total leverage ratio was 3.9-to-1. We will endeavor to match the terms and indices of our assets and liabilities and will also seek to minimize the risks associated with mark-to-market and recourse borrowing.

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

Impact of Interest Rate Environment

Generally, our business model is such that rising interest rates will result in an increase to our net income, while declining interest rates will decrease our net income. As of December 31, 2025, substantially all of our loans by total loan exposure earned a floating rate of interest benchmarked to Term SOFR, SONIA or EURIBOR.

Additionally, floating-rate senior loans typically have lower interest rate sensitivity and less susceptibility to price declines than fixed-rate investments when short-term rates rise. As a result, we believe that our investment strategy, which is primarily focused on originating or acquiring floating-rate senior loans, strategically positions our portfolio to earn attractive risk-adjusted yields in a rising interest rate environment. In a rising interest environment, our interest income on our current portfolio is expected to increase as rates increase. In a declining interest rate environment, our interest income is expected to decrease as benchmark rates decrease; in certain circumstances, however, rate floors relating to our loan portfolio may offset some of the impact from declining rates.

With respect to our fixed-rate CMBS investment held through an equity method investment, rising interest rates could have a negative effect on the value of the securities in our portfolio. Such CMBS securities are purchased at a substantial discount to their principal amount and are much more sensitive to changes in the underlying credit of the securities and credit spreads than to fluctuations in interest rates. However, an increase in long-term rates, with other factors held constant, may have a negative impact on the market value of the CMBS portfolio.

The following chart illustrates the sensitivity of our net interest income to changes in benchmark rates on a per weighted average diluted common share basis:

Quarterly Net Interest Income Per Share Sensitivity to Change in Benchmark Rates
Term SOFR = 3.69%	($ Impact Per Share)
EURIBOR = 2.03%
SONIA = 3.75%
As of December 31, 2025

For a further discussion, see Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosures About Market Risk—Interest Rate Risk."

As of December 31, 2025, our floating-rate loan portfolio and financing arrangements were all benchmarked to Term SOFR, SONIA or EURIBOR.

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

We seek to invest primarily in debt investments in or relating to real estate assets. Deterioration of real estate fundamentals generally, and in the United States in particular, has increased the default risk applicable to borrowers, and made it relatively more difficult for us to generate attractive risk-adjusted returns and continue to negatively impact our performance. Changes in general economic conditions have affected the creditworthiness of borrowers and the value of underlying real estate collateral relating to our investments. Such changes and have included and/or may in the future include economic and/or market fluctuations, increases in remote working arrangements, changes in environmental, zoning and other laws, casualty or condemnation losses, regulatory limitations on rents, decreases in property values, changes in the appeal of properties to tenants, changes in supply and demand of real estate products, fluctuations in real estate fundamentals (including average occupancy and room rates for hotel properties), energy and supply shortages, various uninsured or uninsurable risks, natural disasters, terrorism, acts of war, outbreaks of pandemic or contagious diseases, changes in government regulations (such as rent control), political and legislative uncertainty, changes in monetary policy, changes in real property tax rates and operating expenses, changes in interest rates, changes in the availability of debt financing and/or mortgage funds which may render the sale or refinancing of properties difficult or impracticable, increased mortgage defaults, increases in borrowing rates, escalating global trade tensions including the adoption or expansion of economic sanctions or trade restrictions, global conflicts, negative developments in the economy that depress travel activity, adverse changes in demand and/or real estate values generally and other factors that are beyond our control. In addition, our investments may be exposed to new or increased risks and liabilities associated with global climate change, such as increased frequency or intensity of adverse weather and natural disasters, which could negatively impact our and our borrowers' businesses and the value of the properties securing our investments.

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

Our primary interest rate exposures relate to the yield on our loans and other investments and the financing cost of our debt, as well as any interest rate swaps that we may utilize for hedging purposes. Changes in interest rates and credit spreads will affect our net income from loans and other investments, which is the difference between the interest and related income earned on interest-earning investments and the interest and related expense incurred in financing these investments. As of December 31, 2025, our floating-rate loan portfolio and financing arrangements were all benchmarked to Term SOFR, SONIA or EURIBOR. In a declining interest rate environment, our interest income generally decreases as benchmark rates decrease. Also, in a declining interest rate environment, the value of our fixed-rate investments may increase and if interest rates were to increase, the value of these fixed-rate investments may fall; however, the interest income generated by these fixed-rate investments would not be affected by market interest rates. The interest rates we pay under our current financing facilities are floating-rate. Accordingly, our interest expense will generally increase as interest rates increase and decrease as interest rates decrease. Generally, the composition of our investments is such that rising interest rates will increase our net income, while declining interest rates will decrease our net income. However, rate floors relating to our floating-rate loans may offset some of the impact from declining rates. There can be no assurance that we will continue to utilize rate floors.

Notwithstanding the current period of relatively high interest rates, the U.S. Federal Reserve began decreasing rates in 2024 and 2025 and has indicated that it may further decrease interest rates in 2026. In a period of declining interest rates, our interest income on floating-rate investments would generally decrease, while any decrease in the interest we are charged on our floating-rate debt may be subject to floors and may not compensate for such decrease in interest income. However, rate floors relating to our loan portfolio may offset some of the impact from declining rates. In addition, interest we are charged on our fixed-rate debt would not change. Any such scenario could adversely affect our results of operations and financial condition.

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

Prepayment and extension rates may adversely affect the value of our portfolio of assets.

Generally, our borrowers may repay their loans prior to their stated final maturities. In periods of declining interest rates and/or credit spreads, prepayment rates on loans generally increase. If general interest rates and credit spreads decline at the same time, the proceeds of such prepayments received during such periods are likely to be reinvested by us in assets yielding less than the yields on the assets that were prepaid. We may not be able to reinvest the principal repaid at the same or higher yield of the original investment. Conversely, in periods of rising interest rates or worsening economic conditions, prepayment rates are likely to decrease and the number of our borrowers who exercise extension options or seek extensions from us, which could extend beyond the term of certain secured financing agreements we use to finance our loan investments, is likely to increase. This could have a negative impact on our results of operations, and in some situations, we may be forced to sell assets to maintain adequate liquidity, which could cause us to incur losses.

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

Prepayment rates on loans may be affected by a number of factors including, but not limited to, the then-current level of interest rates and credit spreads, fluctuations in asset values, the availability of mortgage credit, the relative economic vitality of the area in which the related properties are located, the servicing of the loans, possible changes in tax laws, other opportunities for investment, and other economic, social, geographic, demographic and legal factors and other factors beyond our control. Consequently, such prepayment rates cannot be predicted with certainty and no strategy can completely insulate us from prepayment or other such risks. If prepayment rates exceed our expectations, we may have greater difficulty in redeploying the proceeds into new investment opportunities, which may significantly increase our cash balance and exacerbate the risks related to our cash management strategy. Alternatively, if the rate of borrowers exercising extension options on our loans or the number of extensions we provide exceeds our expectations, our potential exposure to loan non-performance may increase and our ability to maintain adequate liquidity may be negatively impacted. For further discussion of the risks related to capital deployment, see “Difficulty in redeploying the proceeds from repayments of our existing loans and investments may cause our financial performance and returns to investors to suffer” below.

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

We invest in debt instruments (CMBS B-Pieces) and may invest in preferred equity that are subordinated or otherwise junior in an issuer’s capital structure and that involve privately negotiated structures. Our current and future investments in subordinated debt and mezzanine tranches of a borrower’s capital structure and our remedies with respect thereto, including the ability to foreclose on any collateral securing such investments, are subject to the rights of any senior creditors and, to the extent applicable, contractual intercreditor and/or participation agreement provisions. Significant losses related to such loans or investments could adversely affect our results of operations and financial condition.

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

We currently have CMBS B-Piece investments directly through a consolidated CMBS trust and indirectly through our investment in an aggregator vehicle alongside RECOP I, a KKR-managed investment fund. See “Risks Related to Our Relationship with Our Manager and Its Affiliates—There are various conflicts of interest in our relationship with KKR, including with our Manager and in the allocation of investment opportunities to KKR investment vehicles and us, which could result in decisions that are not in the best interests of our stockholders” and Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Our Portfolio.”

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

Further, any downgrade of the Company’s credit ratings by any of the credit agencies that cover our debt may make it more difficult and costly for us to access capital. Our credit rating has been downgraded in the past and there can be no assurances that our credit ratings will not be downgraded in the future, whether as a result of deteriorating general economic conditions, failure to successfully implement our operating strategy or the adverse impact on our results of operations or liquidity position of any of the above, or otherwise.

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

We may also be subject to environmental liabilities arising from such properties acquired in the foreclosure process. Under various federal, state and local laws, an owner or operator of real property may become liable for the costs of removal of certain hazardous substances released on its property. These laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release of such hazardous substances. If we assume ownership of any properties underlying our loans, the presence of hazardous substances on a property may adversely affect our ability to sell the property and we may incur substantial remediation costs. As a result, the discovery of material environmental liabilities attached to such properties could materially and adversely affect us.

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

In certain limited cases (e.g., in connection with a workout, restructuring and/or foreclosing proceedings involving one or more of our debt investments), the success of our investment strategy with respect thereto will depend, in part, on our ability to effectuate loan modifications, extensions and/or restructures and improve the operations of our borrower entities. The activity of identifying and implementing any such restructuring programs entails a high degree of uncertainty. There can be no assurance that we will be able to successfully identify and implement such restructuring programs. Further, such modifications, extensions and/or restructuring may entail, among other things, a substantial reduction in the interest rate and substantial write-offs of the principal of such loan, debt securities or other interests. However, even if a restructuring were successfully accomplished, a risk exists that, upon maturity of such real estate loan, debt securities or other interests replacement “takeout” financing will not be available.

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

Subject to maintaining our qualification as a REIT, we may also invest in, or use as part of our investment strategy, certain derivative instruments, including swaps, futures, forwards and options. Generally, a derivative is a financial contract the value of which depends upon, or is derived from, the value of an underlying asset, reference rate or benchmark and may relate to individual debt or equity instruments, interest rates, currencies or currency exchange rates, commodities, related indices or other assets. The gross returns to be exchanged or swapped between the parties under a derivative instrument are generally calculated with respect to a “notional amount,” which may be significantly greater than the amount of cash or assets required to establish or maintain the derivative position. Accordingly, trading in derivative instruments can result in large amounts of leverage, which may magnify the gains and losses experienced by us in respect of derivative instruments and may result in a loss of capital that is more exaggerated than would have resulted from an investment that did not involve the use of leverage inherent in the derivative contract.

While the judicious use of derivative instruments can be beneficial, such instruments involve risks different from, and, in certain cases, greater than, the risks presented by more traditional investments. Many of the derivative instruments used by us will be privately negotiated in over-the-counter (“OTC”) markets. Such derivatives are highly specialized instruments that require investment techniques and risk analyses different from those associated with equities and bonds. The use of derivative instruments also requires an understanding not only of the underlying asset, reference rate or benchmark but also of the derivative itself, without the benefit of observing the performance of the derivative under all possible market conditions. The use of derivative instruments may also require us to sell or purchase portfolio securities at inopportune times or for prices below or above the current market values, may limit the amount of appreciation we can realize on an investment or may cause us to hold a security that it might otherwise want to sell. We may also have to defer closing out certain derivative positions to avoid adverse tax consequences and there may be situations in which derivative instruments are not elected that result in losses greater than if such instruments had been used. Furthermore, amounts paid by us as premiums and cash or other assets held in margin accounts with respect to our derivative instruments would not be available to us for other investment purposes, which may result in lost opportunities for gain.

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

•Volatility: The prices of derivative instruments, including swaps, futures, forwards and options, are highly volatile and such instruments may subject us to significant losses. The value of such derivatives also depends upon the price of the underlying asset, reference rate or benchmark, which may also be subject to volatility. In addition, actual or implied daily limits on price fluctuations and speculative position limits on the exchanges or OTC markets in which we may conduct our transactions in derivative instruments may prevent prompt liquidation of positions, subjecting us to the potential of greater losses. Derivative instruments that may be purchased or sold by us may include instruments not traded on an exchange. The risk of nonperformance by the obligor on such an instrument may be greater and the ease with which we can dispose of or enter into closing transactions with respect to such an instrument may be less than in the case of an exchange-traded instrument. In addition, significant disparities may exist between “bid” and “asked” prices for derivative instruments that are traded OTC and not on an exchange. Such OTC derivatives are also typically not subject to the same type of investor protections or governmental regulation as exchange traded instruments.

•Imperfect Correlation: When used for hedging purposes, an imperfect or variable degree of correlation between price movements of the derivative instrument and the underlying asset, reference rate or benchmark sought to be hedged may prevent us from achieving the intended hedging effect or expose us to the risk of loss. The imperfect correlation between the value of a derivative and the underlying assets may result in losses on the derivative transaction that are greater than the gain in the value of the underlying assets in our portfolio.

•Valuation Risk: The derivative instruments used by us may be difficult to value or involve the risk of mispricing or improper valuation, especially where the markets for such derivatives instruments are illiquid and/or such derivatives involve complex structures, or where there is imperfect correlation between the value of the derivative instrument and the underlying asset, reference rate or benchmark.

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

We hold certain assets denominated in British Pounds Sterling and Euros, which are secured by assets located outside of the United States and may continue to originate, invest in or acquire real estate-related assets denominated in foreign currencies, which may expose us to foreign currency risk. For example, our European loans denominated in British Pounds Sterling or Euros and secured by commercial real estate located in Europe, which generate cash flows in local currencies, may be affected by fluctuations in foreign currency exchange rates relative to the U.S. dollar. As a result, a change in foreign currency exchange rates may have an adverse impact on the valuation of our assets, as well as our income and distributions. While we have not experienced any adverse impacts during the year ended December 31, 2025, due to our use of derivative instruments, there can be no assurance that we will continue to utilize such measures or that such measures will be successful. Any such changes in foreign currency exchange rates may impact the measurement of such assets or income for the purposes of the REIT tests and may affect the amounts available for payment of dividends on our common stock. See “Risks Related to Our REIT Status and Certain Other Tax Considerations.”

Loans or investments involving international real estate-related assets are subject to special risks that we may not manage effectively, which could have a material adverse effect on our results of operations and our ability to make distributions to our stockholders.

Our investment guidelines permit investments in non-U.S. assets, subject to the same guidelines as investments in U.S. assets. Investments in foreign assets are subject to certain risks associated with international investments generally, including, among others:

•currency exchange matters, including fluctuations in currency exchange rates and costs associated with conversion of investment principal and income from one currency to another, which may have an adverse impact on the valuation of our assets or income, including for purposes of our REIT requirements, regardless of any hedging activities we undertake, which may not be adequate;

•less developed or efficient financial markets than in the United States, which may lead to potential price volatility and relative illiquidity;

•the burdens of complying with international regulatory requirements and prohibitions that differ between jurisdictions;

•differing laws and regulations regarding foreclosure and the exercise of other remedies in the case of default, which may be more difficult or costly compared to U.S. assets;

•changes in laws or clarifications to existing laws that could impact our tax treaty positions, which could adversely impact the returns on our investments;

•a less developed legal or regulatory environment, differences in the legal and regulatory environment or enhanced legal and regulatory compliance;

•political hostility to investments by foreign investors;

•higher inflation rates;

•higher transaction costs;

•greater difficulty enforcing contractual obligations;

•fewer investor protections;

•war or other hostilities;

•potentially adverse tax consequences;

•political and economic instability abroad; or

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

In addition, the securitization of our portfolio might magnify our exposure to losses because any equity interest we retain in the issuing entity would be subordinate to the notes issued to investors and we would, therefore, absorb all of the losses sustained with respect to a securitized pool of assets before the owners of the notes experience any losses. The inability to securitize our portfolio may hurt our performance and our ability to grow our business. At the same time, the securitization of our loans or investments might expose us to losses, as the residual loans or investments in which we do not sell interests will tend to be riskier and more likely to generate losses. Moreover, the Dodd-Frank Act contains a risk retention requirement for all asset-backed securities, which requires both public and private securitizers to retain not less than 5% of the credit risk of the assets collateralizing any asset-backed security issuance. Significant restrictions exist, and additional restrictions may be added in the future, regarding who may hold risk retention interests, the structure of the entities that hold risk retention interests and when and how such risk retention interests may be transferred. Therefore, such risk retention interests will generally be illiquid. As a result of the risk retention requirements, we have and may in the future be required to purchase and retain certain interests in a securitization into which we sell mortgage loans and/or when we act as issuer, may be required to sell certain interests in a securitization at prices below levels that such interests have historically yielded and/or may be required to enter into certain arrangements related to risk retention that we have not historically been required to enter into. Accordingly, the risk retention rules may increase our potential liabilities and/or reduce our potential profits in connection with securitization of mortgage loans. It is likely, therefore, that these risk retention rules will increase the administrative and operational costs of asset securitizations.

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

To the extent that our financing costs are determined by reference to floating rates, such as SOFR or a Treasury index, the amount of such costs will depend on the level and movement of interest rates. In a period of rising interest rates, our interest expense on floating-rate debt would increase, while any additional interest income we earn on our floating-rate investments may be subject to caps and may not compensate for such increase in interest expense. Specifically, in a rising interest environment, our interest income on our current portfolio is expected to increase. At the same time, the interest income we earn on our fixed-rate investments would not change, the duration and weighted average life of our fixed-rate investments would increase and the market value of our fixed-rate investments would decrease. Notwithstanding the current period of relatively high interest rates, the U.S. Federal Reserve began decreasing interest rates in 2024 and 2025 and has indicated that it may further decrease rates in 2026. In a period of declining interest rates, our interest income on floating-rate investments would generally decrease, while any decrease in the interest we are charged on our floating-rate debt may be subject to floors and may not compensate for such decrease in interest income. However, rate floors relating to our loan portfolio may offset some of the impact from declining rates. In addition, interest we are charged on our fixed-rate debt would not change. Any such scenario could adversely affect our results of operations and financial condition.

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

In addition, we can offer no assurance that our Manager will remain our investment manager or that we will continue to have access to our Manager’s officers and key personnel. The current term of the management agreement extends to December 31, 2026 and will be automatically renewed for additional one-year terms thereafter; provided, however, that our Manager may terminate the management agreement annually upon 180 days’ prior notice. If the management agreement is terminated and no suitable replacement is found to manage us, we may not be able to execute our business plan.

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

As of December 31, 2025, KKR beneficially owned 15.5% of our outstanding common stock. By virtue of KKR’s stock ownership, KKR has the power to influence our business and affairs and is able to influence the outcome of matters required to be submitted to stockholders for approval, including the election of our directors, amendments to our charter, mergers or sales of assets. In addition, we are managed by our Manager, a KKR affiliate, and our executive officers are employees of our Manager or one or more of its affiliates. Our Bylaws provide that, so long as our Manager or any of its affiliates serve as our manager, in order for an individual to be qualified to be nominated for election as a director or to serve as a director, the nominee together with all other individuals nominated for election and any individuals who will continue to serve as a director after such election must include at least one individual that is or was designated by KKR Group Holdings L.P. (successor to KKR Fund Holdings L.P.).

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

•Other related party transactions. We may borrow money from multiple lenders, including KKR. Although our Manager will approve such transactions only on terms, including the consideration to be paid, that are determined by our Manager in good faith to be appropriate for us, it is possible that the interests of such affiliated lender could be in conflict with ours and the interests of our stockholders. KKR may also, on our behalf, effect transactions, including transactions in the secondary markets where KKR is also acting as a broker or other advisor on the other side of the same transaction. Notwithstanding that KKR may not receive commissions from such agency cross-transactions, it may nonetheless have a potential conflict of interest with respect to us and the other parties to those transactions to the extent it receives commissions or other compensation from such other parties.

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

Various laws and regulations currently exist that restrict the investment activities of banks and certain other financial institutions but do not apply to us, which we believe creates opportunities for us to participate in certain investments that are not available to these more regulated institutions. Any deregulation of the financial industry, including by amending the Dodd-Frank Act, may decrease the restrictions on banks and other financial institutions and would create more competition for investment opportunities that were previously not available to the financial industry. See “Risks Related to Our Lending and Investment Activities—We operate in a competitive market for lending and investment opportunities, and competition may limit our ability to originate or acquire desirable loans and investments or dispose of assets we target and could also affect the yields of these assets and have a material adverse effect on our business, financial condition and results of operations.” Efforts by the current administration could have further impacts on our industry if previously enacted laws are amended or if new legislative or regulatory reforms are adopted. In addition, the change in administration has led and will lead to leadership changes at a number of U.S. federal regulatory agencies with oversight over the U.S. financial services industry. This poses uncertainty with respect to such agencies’ policy priorities and may lead to increased regulatory enforcement activity in the financial services industry. Although there is a substantial lack of clarity regarding the likelihood, timing and details of potential changes or reforms by the current administration and U.S. Congress, such changes or reforms may impose additional costs on our current or future investments, require the attention of senior management or result in other limitations on our business or investments. We are unable to predict at this time the effect of any such reforms.

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

In order to qualify as a REIT, we must also ensure that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified REIT real estate assets. The remainder of our investments in securities cannot include more than 10% of the outstanding voting securities of any one issuer or 10% of the total value of the outstanding securities of any one issuer unless we and such issuer jointly elect for such issuer to be treated as a taxable REIT subsidiary under the Code. The total value of all of our investments in taxable REIT subsidiaries cannot exceed 25% (20% for taxable years beginning before January 1, 2026) of the value of our total assets. In addition, no more than 5% of the value of our assets can consist of the securities of any one issuer other than a taxable REIT subsidiary, and no more than 25% of our assets can consist of debt of “publicly offered” REITs (i.e., REITs that are required to file annual and periodic reports with the SEC under the Exchange Act) that is not secured by real property or interests in real property. If we fail to comply with these requirements, we must dispose of a portion of our assets or otherwise come into compliance within 30 days after the end of the calendar quarter in order to avoid losing our REIT status and suffering adverse tax consequences. As a result, we may be required to liquidate or restructure otherwise attractive investments. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.

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

A REIT may own up to 100% of the stock of one or more taxable REIT subsidiaries. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a taxable REIT subsidiary. A corporation of which a taxable REIT subsidiary directly or indirectly owns more than 35% of the voting power or value of the stock will automatically be treated as a taxable REIT subsidiary. Overall, no more than 25% (20% for taxable years beginning before January 1, 2026) of the gross value of a REIT’s assets may consist of stock or securities of one or more taxable REIT subsidiaries. The value of our interests in and, therefore, the amount of assets held in a taxable REIT subsidiary may also be restricted by our need to qualify for an exclusion from regulation as an investment company under the Investment Company Act. A taxable REIT subsidiary will pay U.S. federal, state and local income tax at regular corporate rates on any income that it earns and could be subject to the 15% corporate alternative minimum tax on its adjusted financial statement income if certain income thresholds are met. In addition, the taxable REIT subsidiary rules limit the deductibility of amounts paid or accrued by a taxable REIT subsidiary to its parent REIT to assure that the taxable REIT subsidiary is subject to an appropriate level of corporate taxation. The rules also impose a 100% excise tax on certain transactions between a taxable REIT subsidiary and its parent REIT that are not conducted on an arm’s length basis.

Domestic taxable REIT subsidiaries that we own or may form will pay U.S. federal, state and local income tax on their taxable income, and their after-tax net income will be available for distribution to us but will not be required to be distributed to us, unless necessary to maintain our REIT qualification. In certain circumstances, the ability of our taxable REIT subsidiaries to deduct interest expenses for U.S. federal income tax purposes may be limited. While we plan to monitor the aggregate value of the securities of our taxable REIT subsidiaries and intend to conduct our affairs so that such securities will represent less than 25% (20% for taxable years beginning before January 1, 2026) of the value of our total assets, there can be no assurance that we will be able to comply with the taxable REIT subsidiary limitation or avoid the application of the 100% excise tax discussed above in all market conditions.

Failure of our subsidiary REIT to qualify as a REIT could adversely impact our ability to qualify as a REIT.

We indirectly own an interest in an entity that has elected to be taxed as a REIT under the U.S. federal income tax laws, and may own interests in additional entities that elect to be taxed as REITs in the future (together, “Subsidiary REITs”). Subsidiary REITs are subject to the various REIT qualification requirements that are applicable to us. If any Subsidiary REIT were to fail to qualify as a REIT, then (i) that Subsidiary REIT would become subject to regular U.S. federal, state, and local corporate income tax, (ii) our interest in such Subsidiary REIT would cease to be a qualifying asset for purposes of the REIT asset tests, and (iii) it is possible that we would fail certain of the REIT asset tests, in which event we also would fail to maintain our qualification as a REIT unless we could avail ourselves of certain relief provisions. While we believe that the our Subsidiary REIT has qualified as a REIT under the Code, we have joined the Subsidiary REIT in filing a “protective” taxable REIT subsidiary election under Section 856(l) of the Code. We cannot assure you that such “protective” taxable REIT subsidiary elections would be effective to avoid adverse consequences to us. Moreover, even if the “protective” election were to be effective, the Subsidiary REIT would be subject to regular corporate income tax, and we cannot assure you that we would not fail to satisfy the requirement that not more than 25% of the value of our total assets may be represented by the securities of one or more taxable REIT subsidiaries.

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

Artificial intelligence could increase competitive, operational, legal and regulatory risks to our businesses in ways that we cannot predict.

The use of artificial intelligence by us and others, and the overall adoption of artificial intelligence throughout society, may exacerbate or create new and unpredictable competitive, operational, legal and regulatory risks to our businesses. Any changes from the use of artificial intelligence could potentially disrupt, among other things, our business models, investment strategies, and operational processes. Some of our competitors may be more successful than us in the development and implementation of new technologies to address investor demands or improve operations, including services and platforms based on artificial intelligence.

We may use artificial intelligence and other quantitative analysis tools and models, developed by us or third-party service providers, to inform certain of our decisions. Such technology, analysis and models are highly complex and subject to limitations and risks that have the potential to adversely impact us to the extent that we rely on artificial intelligence. If the data we, or third parties whose services we rely on, use in connection with the development or deployment of artificial intelligence is incomplete, inadequate or biased in some way, the performance of our business could suffer. Data in technology that uses artificial intelligence may contain a degree of inaccuracy and error, which could result in flawed algorithms in various models used in our business. Our personnel or the personnel of our service providers could, without being known to us, improperly utilize or misappropriate artificial intelligence and machine-learning technology while carrying out their responsibilities. For example, a user may input confidential information, including material non-public information or personally identifiable information, into artificial intelligence applications, resulting in such information becoming a part of a dataset that is accessible by third parties. This could reduce the effectiveness of artificial intelligence technologies and adversely impact us and our operations to the extent that we rely on the work product of such artificial intelligence in such operations. The misuse or misappropriation of our data, unavoidable deficiencies in the practices associated with data collection, training artificial intelligence technology on large data sets, and big data analytics and difficulties validating data, could have an adverse impact on our business.

Regulators are also increasing scrutiny and considering, and in some cases enacting, regulation of the use of artificial intelligence technologies, including regarding the use of “big data,” diligence of data sets and oversight of data vendors. The use of artificial intelligence by us or others may require compliance with legal or regulatory frameworks that are not fully developed or tested, and we may face litigation and regulatory actions related to our use of artificial intelligence. Regulations relating to artificial intelligence may expand our compliance obligations and impact our business.

KKR has influence over us and its interests may conflict with ours or those of our stockholders in the future.

As of December 31, 2025, KKR and its affiliates beneficially owned shares of our common stock providing them with an aggregate 15.5% of the total voting power of our company. By virtue of KKR’s stock ownership and voting power, KKR has the power to influence our business and affairs and is able to influence the outcome of matters required to be submitted to stockholders for approval, including the election of our directors, amendments to our charter, mergers or sales of assets. The influence exerted by KKR over our business and affairs might not be consistent with the interests of some or all of our stockholders. In addition, the concentration of ownership in our officers or directors or stockholders associated with them may have the effect of delaying or preventing a change in control of our company, including transactions that would be in the best interests of our stockholders and would result in receipt of a premium to the price of our shares of common stock (and even if such change in control would not reasonably jeopardize our qualification as a REIT), and might negatively affect the market price of our common stock.

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

Issuance of stock without stockholder approval. Our charter authorizes our board of directors, without stockholder approval, to authorize the issuance of up to 300,000,000 shares of common stock and up to 50,000,000 shares of preferred stock. As of December 31, 2025, 13,160,000 shares of preferred stock are classified as 6.50% Series A Cumulative Redeemable Preferred Stock and one share of preferred stock is classified as special non-voting preferred stock. Our charter also authorizes our board of directors, without stockholder approval, to classify or reclassify any unissued shares of common stock and preferred stock into other classes or series of stock and to amend our charter to increase or decrease the aggregate number of shares of stock or the number of shares of stock of any class or series that are authorized by the charter to be issued. Preferred stock may be issued in one or more classes or series, the terms of which may be determined by our board of directors without further action by stockholders. Prior to issuance of any such class or series, our board of directors will set the terms of any such class or series, including the preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications and terms and conditions of redemption. The issuance of any preferred stock could materially adversely affect the rights of holders of common stock and, therefore, could reduce the value of the common stock. In addition, specific rights granted to future holders of our preferred stock could be used to restrict our ability to merge with, or sell assets to, a third party. The power of our board of directors to cause us to issue preferred stock could, in certain circumstances, make it more difficult, delay, discourage, prevent or make it more costly to acquire or effect a change in control under circumstances that otherwise could provide the holders of shares of our common stock with the opportunity to realize a premium over the then current market price.

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

PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

On May 5, 2017, our common stock began trading on the NYSE under the symbol “KREF.” As of January 30, 2026, there were 19 holders of record of our common stock. This does not include the number of stockholders that hold shares in “street name” through banks or broker-dealers.

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

The following table sets forth the dividends declared on our common stock during each calendar quarter for 2025 and 2024:

Declaration Date	Record Date	Payment Date	Per Share
2025
March 14, 2025	March 31, 2025	April 15, 2025	$0.25
June 10, 2025	June 30, 2025	July 15, 2025	0.25
September 11, 2025	September 30, 2025	October 15, 2025	0.25
December 10, 2025	December 31, 2025	January 15, 2026	0.25
2024
February 1, 2024	March 28, 2024	April 15, 2024	$0.25
June 13, 2024	June 28, 2024	July 15, 2024	0.25
September 13, 2024	September 30, 2024	October 15, 2024	0.25
December 12, 2024	December 31, 2024	January 15, 2025	0.25

Stockholder Return Performance

The following graph is a comparison of the cumulative total stockholder return on shares of our common stock, the Russell 2000 Index (the “Russell 2000”), and the FTSE NAREIT All Mortgage Capped Index, a published industry index, from December 31, 2020 to December 31, 2025. The graph assumes that $100 was invested on December 31, 2020 in our common stock, the Russell 2000 and the FTSE NAREIT All Mortgage Capped Index and that all dividends were reinvested without the payment of any commissions. There can be no assurance that the performance of our shares will continue in line with the same or similar trends depicted in the graph below.

Total Return Performance
	Period Ended
	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024	12/31/2025
KKR Real Estate Finance Trust, Inc.	$100.0	$126.3	$93.7	$102.2	$85.9	$77.9
Russell 2000	100.0	114.8	91.3	106.7	119.0	134.2
FTSE NAREIT All Mortgage Capped Index	100.0	116.8	85.4	98.3	98.0	111.6

Equity Compensation Plan Information

The following table summarizes information, as of December 31, 2025, relating to our equity compensation plans pursuant to which shares of our common stock or other equity securities may be granted from time to time:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights(1)	Weighted-average exercise price of outstanding options, warrants and rights(2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column 1)
Equity compensation plans approved by security holders	1,691,685	$—	2,289,960
Equity compensation plans not approved by security holders	—	—	—
Total	1,691,685	$—	2,289,960

(1)    Reflects the aggregate number of equity-based awards granted under our Amended and Restated KKR Real Estate Finance Trust Inc. 2025 Omnibus Incentive Plan that remained outstanding as of December 31, 2025. All of these awards were in the form of restricted stock units.
(2)    Restricted stock units are not exercisable for consideration.

Issuer Purchases of Equity Securities

Under the Company's current share repurchase program, which was originally announced on May 9, 2018, and subsequently extended and/or increased on June 17, 2019, June 15, 2020 and February 3, 2023, we may repurchase up to an aggregate of $100.0 million of our common stock effective as of February 3, 2023, of which up to $50.0 million may be repurchased under a pre-set trading plan meeting the requirements of Rule 10b5-1 under the Exchange Act, and provide for repurchases of common stock when the market price per share is below book value per share (calculated in accordance with GAAP as of end of the most recent quarterly period for which financial statements are available), and the remaining $50.0 million may be used for repurchases in the open market, pursuant to pre-set trading plans meeting the requirements of Rule 10b5-1 under the Exchange Act, in privately negotiated transactions or otherwise. The timing, manner, price and amount of any common stock repurchases will be determined by us in our discretion and will depend on a variety of factors, including legal requirements, price and economic considerations, and market conditions. The program does not require us to repurchase any specific number of shares of common stock. The program does not have an expiration date and may be suspended, modified or discontinued at any time. As of December 31, 2025, we had $46.7 million of remaining capacity to repurchase shares under the program.

The following table sets forth information regarding purchases of shares of our common stock by us or on our behalf during the three months ended December 31, 2025 (amounts in thousands, except share and per share data):

Period Beginning	Period Ending	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Amounts paid for shares purchased as part of publicly announced program	Approximate dollar value of shares that may yet be purchased under the program
October 1, 2025	October 31, 2025	—	$—	10,353,632	$—	$55,974
November 1, 2025	November 30, 2025	882,743	8.18	11,236,375	7,219	48,755
December 1, 2025	December 31, 2025	238,200	8.49	11,474,575	2,022	46,733
Total/Average		1,120,943	$8.24		$9,241

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

2025 Highlights

Operating Results:

•Net Loss Attributable to Common Stockholders of $69.9 million, or ($1.05) per diluted share of common stock
•Distributable Earnings of $26.3 million, or $0.39 per diluted share of common stock
•Repurchased 4,629,824 shares at an average price per share of $9.35 for a total of $43.3 million
•Common book value of $844.8 million, or $13.04 per share, as of December 31, 2025, inclusive of a CECL allowance of $204.1 million, or ($3.15) per share; the CECL allowance increased for the year ended December 31, 2025 primarily due to additional reserves for risk-rated 5 loans of $119.4 million, or ($1.79) per share
Investment Activity:

•Originated and funded $1.1 billion and $1.0 billion, respectively, relating to twelve floating-rate loans, including two European loans, with a weighted average LTV(1) of 68% and coupon of 2.8% over applicable benchmark; and funded $96.1 million in loan principal for existing loans
•Received $1.5 billion in loan repayments
•$5.9 billion predominantly floating-rate senior loan portfolio with a weighted average unlevered all-in-yield(2) of 7.3% as of December 31, 2025
•Took title to multifamily properties in West Hollywood, CA and Raleigh, NC through deed-in-lieu of foreclosures; these loan resolutions resulted in net realized losses of $34.8 million, or ($0.52) per diluted share of common stock
•Sold certain real estate owned assets, including a parking garage in Philadelphia, PA and a retail/redevelopment parcel in Portland, OR, for a combined gain of $1.2 million

Portfolio Financing:

•Non-mark-to-market financing was $3.5 billion as of December 31, 2025, representing 74% of our secured financing.
•Refinanced and upsized the secured term loan from $339.5 million to $650.0 million, reduced the spread from S+3.50% to S+2.50%, and extended the maturity to March 2032
•Increased the borrowing capacity of the corporate revolving credit facility by $90.0 million to $700.0 million and extended the maturity date until 2030
•Entered into three term lending agreements totaling $650.0 million, which provide match-term financing on a non-mark-to-market basis, and a new £300.0 million term credit agreement to finance European originations
•No final facility maturities until 2027 and no corporate debt due until 2030

(1)    LTV is generally based on the initial loan amount divided by the as-is appraised value as of the date the loan was originated.
(2)    All-in yield includes amortization of deferred origination fees, loan origination costs and purchase discounts.

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

Earnings (Loss) Per Share and Dividends Declared

The following table sets forth the calculation of basic and diluted net income (loss) per share and dividends declared per share (amounts in thousands, except share and per share data):

	Three Months Ended	Year Ended December 31,
	December 31, 2025	2025	2024
Net income (loss) attributable to common stockholders	$(31,989)	$(69,885)	$13,071
Weighted-average number of shares of common stock outstanding, basic and diluted	65,442,561	66,807,432	69,396,890
Net income (loss) per share, basic and diluted	$(0.49)	$(1.05)	$0.19
Dividends declared per share	$0.25	$1.00	$1.00

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

The following table provides a reconciliation of GAAP net income attributable to common stockholders to Distributable Earnings (amounts in thousands, except share and per share data):

	Three Months Ended		Year Ended December 31,
	December 31, 2025	Per Diluted Share*	2025	Per Diluted Share*	2024	Per Diluted Share*
Net Income (Loss) Attributable to Common Stockholders	$(31,989)	$(0.49)	$(69,885)	$(1.05)	$13,071	$0.19
Adjustments
Non-cash equity compensation expense	1,485	0.02	7,927	0.12	8,261	0.12
Depreciation and amortization	1,167	0.02	3,628	0.05	1,471	0.02
Unrealized (gain) loss on investments	(47)	—	(5)	—	(545)	(0.01)
Unrealized (gain) loss on foreign currency translation	(1,190)	(0.02)	(1,190)	(0.02)	—	—
Unrealized (gain) loss on foreign currency forward contracts	1,305	0.02	1,305	0.02	—	—
Provision for credit losses, net	43,686	0.67	119,372	1.79	80,605	1.16
(Gain) loss on sale of investments	—	—	(1,192)	(0.02)	615	0.01
Distributable Earnings before realized gains and losses	$14,417	$0.22	$59,960	$0.90	$103,478	$1.49
Realized loss on loan write-offs, net	—	—	(34,828)	(0.52)	(173,546)	(2.50)
Realized gain (loss) on sale of investments	—	—	1,192	0.02	(615)	(0.01)
Distributable Earnings (Loss)	$14,417	$0.22	$26,324	$0.39	$(70,683)	$(1.02)
Diluted weighted average common shares outstanding	65,442,561		66,807,432		69,396,890

* Per share amounts presented may not foot due to rounding.

Book Value per Share

We believe that book value per share is helpful to stockholders in evaluating the growth of our company as we have scaled our equity capital base and continue to invest in our target assets.

The following table calculates our book value per share (amounts in thousands, except share and per share data):

	December 31, 2025	December 31, 2024
KKR Real Estate Finance Trust Inc. stockholders' equity	$1,172,550	$1,345,030
Series A preferred stock (liquidation preference of $25.00 per share)	(327,750)	(327,750)
Common stockholders' equity	$844,800	$1,017,280

Shares of common stock issued and outstanding at period end	64,367,737	68,713,596
Add: Deferred stock units	395,889	206,112
Total shares outstanding at period end	64,763,626	68,919,708

Book value per share	$13.04	$14.76

Book value as of December 31, 2025 included the impact of an estimated CECL allowance of $204.1 million, or ($3.15) per share and accumulated depreciation of $5.1 million, or ($0.08) per share. See Note 2 — Summary of Significant Accounting Policies, to our consolidated financial statements included in this Form 10-K for detailed discussion of allowance for credit losses.

Our Portfolio

We have established a $5,924.2 million portfolio of diversified investments, consisting primarily of senior commercial real estate loans as of December 31, 2025.

During the year ended December 31, 2025, we collected 100% of interest payments due on our loan portfolio. As of December 31, 2025, the average risk rating of our loan portfolio was 3.2, weighted by loan outstanding principal. As of December 31, 2025, the average loan commitment in our portfolio was $109.0 million and multifamily and industrial loans comprised 58% of our loan portfolio.

In addition, we owned Real Estate Assets with an investment amount of $502.6 million, comprised of the acquired properties (directly or indirectly) and capitalized redevelopment costs, as of December 31, 2025. These properties are reflected on our Consolidated Balance Sheets.

We have executed on our primary investment strategy of originating floating-rate transitional senior loans and, as we continue to scale our loan portfolio, we expect that our originations will be heavily weighted toward floating-rate loans. As of December 31, 2025, substantially all of our loans by outstanding principal earned a floating rate of interest. We expect the majority of our future investment activity to focus on originating floating-rate senior loans that we finance with our repurchase and other financing facilities. As of December 31, 2025, all of our investments were located in the United States and Europe.

The following charts illustrate the diversification and composition of our loan portfolio as of December 31, 2025, based on type of investment, interest rate, underlying property type, geographic location, vintage and LTV:

(A)    Charts are based on outstanding principal of our commercial real estate loans. Excludes fully written off loans, loans held in consolidated CMBS trust, and equity method investment, unconsolidated entity.
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

The following table details our quarterly loan activity (amounts in thousands):

	Three Months Ended				Year Ended December 31,
	December 31, 2025	September 30, 2025	June 30, 2025	March 31, 2025	2025	2024
Loan originations	$424,403	$131,850	$210,650	$376,270	$1,143,173	$83,700

Loan fundings	$425,722	$84,149	$230,232	$405,667	$1,145,770	$333,333
Loan repayments	(379,936)	(479,658)	(450,053)	(183,595)	(1,493,242)	(1,467,218)
Net fundings	45,786	(395,509)	(219,821)	222,072	(347,472)	(1,133,885)
Payment-in-kind ("PIK") interest	322	410	369	402	1,503	991
Net write-offs	—	(14,394)	(20,434)	—	(34,828)	(173,546)
Transfer to REO	—	(71,081)	(91,766)	—	(162,847)	(201,433)
Other(A)	—	—	—	—	—	(150,000)
Gain (loss) on foreign currency translation	5,344	—	—	—	5,344	—
Total activity	$51,452	$(480,574)	$(331,652)	$222,474	$(538,300)	$(1,657,873)

(A)    Represents a removal of $150.0 million of non-consolidated senior interests as our retained mezzanine loan was written-off during the year ended December 31, 2024.

The following table details overall statistics for our loan portfolio as of December 31, 2025 (amounts in thousands):

	Outstanding Principal
	Total	Floating Rate Loans	Fixed Rate Loans(A)
Number of loans(B)	53	53	—
Principal balance	$5,361,863	$5,287,463	$74,400
Amortized cost	5,347,756	5,273,356	74,400
Unfunded loan commitments	413,851	408,851	5,000
Weighted average cash coupon(C)	7.0%	+ 3.3%	*
Weighted average all-in yield(C)	7.3%	+ 3.6%	*
Weighted average maximum maturity (years)(D)	1.8	1.8	0.5
Weighted average LTV(E)	66%	66%	n.a.

*    Rounds to zero
(A)    Represents a mezzanine loan with a commitment of $79.4 million accompanying a senior loan. $74.4 million of loan principal was funded and on nonaccrual status as of December 31, 2025. Refer to Note 3 to our consolidated financial statements for additional information.
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

The table below sets forth additional information relating to our portfolio as of December 31, 2025 (amounts in millions):

	Investment(A)	Location	Property Type	Investment Date	Total Whole Loan(B)	Committed Principal/Investment Amount	Outstanding Principal/ Investment Amount	Net Equity(C)	Coupon(D)(E)		Max Remaining Term (Years)(D)(F)	Loan/Investment Per SF / Unit / Key(G)	Origination LTV(D)(H)	Risk Rating
	Senior Loans
1	Senior Loan	Boston, MA	Life Science	8/3/2022	$312.5	$312.5	$229.6	$34.0	+	4.2%	1.6	$747 / SF	56%	3
2	Senior Loan	Bellevue, WA	Office	9/13/2021	520.8	260.4	224.6	56.1	+	3.7	1.3	$851 / SF	63	3
3	Senior Loan	Various, U.S.	Industrial	4/28/2022	504.5	252.3	252.3	64.1	+	2.7	1.4	$98 / SF	64	3
4	Senior Loan	Bronx, NY	Industrial	8/27/2021	381.2	228.7	217.2	57.2	+	8.2	0.2	$277 / SF	52	3
5	Senior Loan	Los Angeles, CA	Multifamily	2/19/2021	220.0	220.0	220.0	50.2	+	2.9	0.2	$410,430 / unit	68	3
6	Senior Loan	Minneapolis, MN	Office	11/13/2017	199.4	199.4	194.4	98.7	+	2.3	0.5	$182 / SF	n.a.	5
7	Senior Loan	Washington, D.C.	Office	11/9/2021	181.0	181.0	180.5	72.2	+	3.4	1.9	$506 / SF	55	3
8	Senior Loan	West Palm Beach, FL	Multifamily	12/29/2021	171.5	171.5	171.4	39.3	+	2.8	1.0	$211,091 / unit	73	2
9	Senior Loan	Boston, MA	Life Science	4/27/2021	332.3	166.2	164.1	62.5	+	3.7	0.1	$681 / SF	n.a.	5
10	Senior Loan	Redwood City, CA	Life Science	9/30/2022	580.9	145.2	100.1	19.8	+	4.5	1.8	$886 / SF	53	3
11	Senior Loan	Various, United Kingdom	Industrial	11/19/2025	471.5	141.4	141.4	34.0	+	2.8	4.9	$148 / SF	75	3
12	Senior Loan	Plano, TX	Office	2/6/2020	139.7	139.7	136.7	33.0	+	4.1	0.6	$189 / SF	64	3
13	Senior Loan	Raleigh, NC	Industrial	6/24/2025	407.6	125.0	125.0	24.0	+	2.4	4.5	$152 / SF	71	3
14	Senior Loan	Arlington, VA	Multifamily	1/20/2022	119.3	119.3	119.3	28.1	+	3.1	1.1	$397,644 / unit	65	3
15	Senior Loan	San Diego, CA	Multifamily	10/20/2021	115.7	115.7	114.7	43.7	+	3.6	0.9	$496,557 / unit	n.a.	5
16	Senior Loan	Cambridge, MA	Life Science	12/22/2021	401.3	115.7	99.0	39.7	+	4.0	1.0	$1,072 / SF	n.a.	5
17	Senior Loan	Philadelphia, PA	Office	6/19/2018	114.3	114.3	114.3	28.3	+	2.8	1.1	$117 / SF	71	3
18	Senior Loan	Dallas, TX	Office	11/7/2025	228.2	114.1	92.6	18.0	+	3.2	4.9	$367 / SF	52	3
19	Senior Loan	Pittsburgh, PA	Student Housing	6/8/2021	112.5	112.5	112.5	23.3	+	3.0	0.4	$155,602 / unit	74	2
20	Senior Loan	Chicago, IL	Office	7/15/2019	105.0	105.0	90.7	53.8	+	2.3	2.6	$87 / SF	59	4
21	Senior Loan	Las Vegas, NV	Multifamily	12/28/2021	101.1	101.1	101.1	23.1	+	2.8	1.0	$191,460 / unit	61	3
22	Senior Loan	Washington, D.C.	Office	1/13/2022	228.5	100.0	100.0	15.1	+	3.3	2.1	$365 / SF	55	3
23	Senior Loan	Cary, NC	Multifamily	11/21/2022	100.0	100.0	95.3	22.3	+	3.4	1.9	$244,275 / unit	63	3
24	Senior Loan	Various, U.S.	Industrial	6/15/2022	195.2	97.6	83.4	21.3	+	2.9	1.5	$96 / SF	51	3
25	Senior Loan	Orlando, FL	Multifamily	12/14/2021	95.4	95.4	95.4	24.8	+	3.1	1.0	$251,715 / unit	74	3
26	Senior Loan	Jersey City, NJ	Multifamily	10/9/2025	190.0	95.0	95.0	18.1	+	2.5	4.8	$455,635 / unit	76	3
27	Senior Loan	Boston, MA	Industrial	6/28/2022	259.4	90.9	90.8	19.2	+	2.7	2.5	$195 / SF	52	3
28	Senior Loan	San Carlos, CA	Life Science	2/1/2022	139.7	89.1	61.6	23.1	+	1.0	1.9	$420 / SF	68	3
29	Senior Loan	Brisbane, CA	Life Science	7/22/2021	88.3	88.3	80.8	23.6	+	3.4	2.6	$698 / SF	71	3
30	Senior Loan	Dallas, TX	Office	1/22/2021	87.0	87.0	87.0	20.7	+	3.4	0.1	$294 / SF	65	3
31	Senior Loan	North Palm Beach, FL	Multifamily	5/22/2025	85.7	85.7	85.4	16.4	+	2.3	4.4	$341,600 / unit	72	3
32	Senior Loan	Various, U.S.	Multifamily	1/31/2025	142.2	85.3	84.5	20.8	+	3.0	4.1	$212,737 / unit	70	3
33	Senior Loan	Various, Europe	Hospitality	12/2/2025	357.1	79.3	74.0	17.7	+	3.0	5.1	$70,987 / key	70	3
34	Senior Loan	Phoenix, AZ	Multifamily	3/26/2025	79.0	79.0	79.0	15.3	+	2.3	4.3	$312,332 / unit	69	3
35	Senior Loan	Philadelphia, PA	Mixed Use	6/28/2024	77.7	77.7	24.4	24.4	+	4.0	3.5	$75 / SF	72	3
36	Senior Loan	Brandon, FL	Multifamily	1/13/2022	76.7	76.7	72.7	23.0	+	3.1	1.1	$188,319 / unit	75	3

	Investment(A)	Location	Property Type	Investment Date	Total Whole Loan(B)	Committed Principal/Investment Amount	Outstanding Principal/ Investment Amount	Net Equity(C)	Coupon(D)(E)		Max Remaining Term (Years)(D)(F)	Loan/Investment Per SF / Unit / Key(G)	Origination LTV(D)(H)	Risk Rating
37	Senior Loan	Nashville, TN	Hospitality	1/6/2025	75.8	75.8	75.0	14.5	+	3.3	4.0	$326,087 / key	64	3
38	Senior Loan	Delray Beach, FL	Multifamily	3/26/2025	73.0	73.0	73.0	14.1	+	2.3	4.3	$257,042 / unit	71	3
39	Senior Loan	Melville, NY	Multifamily	7/25/2025	142.1	71.1	19.8	4.8	+	3.9	4.6	$475,251 / unit	55	3
40	Senior Loan	Hollywood, FL	Multifamily	12/20/2021	71.0	71.0	71.0	16.4	+	2.8	1.0	$287,449 / unit	74	3
41	Senior Loan	Denver, CO	Multifamily	9/14/2021	70.3	70.3	70.3	15.2	+	2.8	0.8	$290,496 / unit	78	3
42	Senior Loan	Charlotte, NC	Multifamily	12/14/2021	67.3	67.3	65.0	14.3	+	3.1	1.0	$176,560 / unit	74	3
43	Senior Loan	Plano, TX	Multifamily	3/31/2022	63.3	63.3	63.3	29.9	+	2.8	1.6	$238,000 / unit	75	3
44	Senior Loan	Dallas, TX	Multifamily	8/18/2021	63.1	63.1	63.1	15.0	+	3.9	0.7	$175,278 / unit	70	3
45	Senior Loan	Atlanta, GA	Multifamily	9/16/2025	60.8	60.8	60.8	11.6	+	2.4	4.8	$211,847 / unit	67	3
46	Senior Loan	Durham, NC	Multifamily	12/15/2021	59.5	59.5	58.1	23.9	+	2.8	2.0	$168,461 / unit	67	3
47	Senior Loan	San Antonio, TX	Multifamily	4/20/2022	57.6	57.6	56.4	15.3	+	2.7	1.3	$164,950 / unit	79	3
48	Senior Loan	Sharon, MA	Multifamily	12/1/2021	51.9	51.9	51.9	11.4	+	2.9	0.9	$270,443 / unit	70	3
49	Senior Loan	Atlanta, GA	Multifamily	12/10/2021	51.4	51.4	51.4	13.0	+	3.0	1.0	$170,197 / unit	67	3
50	Senior Loan	Reno, NV	Industrial	4/28/2022	140.4	50.5	50.5	11.5	+	2.7%	1.4	$117 / SF	74	3
51	Senior Loan	Carrollton, TX	Multifamily	4/1/2022	43.7	43.7	43.7	20.6	+	2.9%	1.6	$136,478 / unit	74	3
52	Senior Loan	Dallas, TX	Multifamily	4/1/2022	42.4	42.4	42.4	20.4	+	2.9%	0.2	$119,144 / unit	73	3
53	Senior Loan	Georgetown, TX	Multifamily	12/16/2021	35.2	35.2	35.2	8.8	+	3.4	1.0	$167,381 / unit	68	3
	Total/Weighted Average Senior Loans Unlevered				$9,090.9	$5,775.7	$5,361.9	$1,469.8	+	3.3%	1.8		66%	3.2
	Real Estate Assets
1	Real Estate Owned	Mountain View, CA	Office	6/28/2024	n.a.	$121.2	$121.2	$121.2		n.a.	n.a.	$392 / SF	n.a.
2	Equity Method Investment(I)	Seattle, WA	Life Science	6/28/2024	n.a.	96.8	96.8	55.8		n.a.	n.a.	$609 / SF	n.a.
3	Real Estate Owned	West Hollywood, CA	Condo	4/15/2025	n.a.	95.0	95.0	40.0		n.a.	n.a.	$2,566,405 / unit	n.a.
4	Real Estate Owned	Portland, OR	Retail / Redevelopment	12/16/2021	n.a.	94.7	94.7	94.7		n.a.	n.a.	n.a.	n.a.
5	Real Estate Owned	Raleigh, NC	Multifamily	8/12/2025	n.a.	71.6	71.6	31.6		n.a.	n.a.	$223,852 / unit	n.a.
6	Real Estate Owned	Philadelphia, PA	Office	12/22/2023	n.a.	23.3	23.3	23.3		n.a.	n.a.	$111 / SF	n.a.
	Total/Weighted Average Real Estate Assets					$502.6	$502.6	$366.5
	CMBS Investments
1	CMBS B-Pieces(J)	Various, U.S.	Various	2/13/2017	n.a.	$40.0	$35.4	$35.4		4.7%	3.5		58%
2	CMBS B-Pieces	Various, U.S.	Various	6/18/2025	n.a.	9.2	9.2	9.2		5.9	9.2		42
	Total/Weighted Average CMBS Investments					$49.2	$44.6	$44.6		4.9%	4.7		55%
	Other Investments
1	Equity Method Investment(K)	Various, France	Industrial	10/10/2025	n.a.	15.1	15.1	15.1		n.a.	n.a.		n.a.
	Total/Weighted Average Other Investments					$15.1	$15.1	$15.1
	Grand Total / Weighted Average					$6,342.6	$5,924.2	$1,896.1		6.9%	1.8		65%	3.2

*    Numbers presented may not foot due to rounding.

(A)    Our total portfolio represents the current principal amount or investment amount on senior and mezzanine loans, real estate assets, CMBS investments and other investments. Excludes loans that were fully written off.
For Senior Loan 6, the total whole loan is on non-accrual and has an outstanding principal balance of $194.4 million, including (i) a fully funded senior mortgage loan of $120.0 million, at an interest rate of S+2.25% and (ii) a mezzanine note with a commitment of $79.4 million, of which $74.4 million was funded as of December 31, 2025, at a fixed interest rate of 4.5% PIK.
(B)    Total Whole Loan represents the total commitment of the entire loan originated, including participations by KKR affiliated entities.
(C)    Net equity reflects (i) the amortized cost basis of our loans, net of borrowings; (ii) real estate assets, net of borrowings and noncontrolling interests, and (iii) the investment amount of equity method investments, net of borrowings.
(D)    Weighted average is weighted by the current principal amount of our loans and the investment amount of CMBS investments. Weighted average LTV excludes risk-rated 5 loans and weighted average coupon excludes loans on nonaccrual status.
(E)    Coupon expressed as spread over Term SOFR, SONIA or EURIBOR.
(F)    Maximum remaining term (years) assumes all extension options are exercised, if applicable.
(G)    Loan Per SF / Unit / Key is based on the current principal amount divided by the current SF / Unit / Key. For Senior Loans 1, 2, 4, 10, 16 and 39, Loan Per SF / Unit / Key is calculated as the total commitment amount of the loan divided by the proposed SF / Unit / Key.
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
For Senior Loans 1, 2, 4, 10, 16 and 39, LTV is calculated as the total commitment amount of the loan divided by the as-stabilized value as of the date the loan was originated.
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
(K)    Represents our 50% economic interest in an affiliated company, which is invested in a senior mortgage loan that is collateralized by industrial properties located in France. The underlying senior mortgage loan with an outstanding principal balance of €65.2 million, has a coupon of 2.8%, term to maturity of 2.8 years and LTV of 69%. The affiliated company's investment in the underlying senior mortgage loan is 80% financed with a funding cost of EURIBOR + 1.6%. KREF does not have unilateral authority to direct the activities that most significantly impact the affiliated company's economic performance.

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

As of December 31, 2025, the average risk rating of KREF's portfolio was 3.2, weighted by outstanding loan principal, as compared to 3.1 as of December 31, 2024.

	December 31, 2025				December 31, 2024
Risk Rating	Number of Loans(A)	Carrying Value	Outstanding Principal	Outstanding Principal %*	Number of Loans(A)	Carrying Value	Outstanding Principal	Outstanding Principal %*
1	—	$—	$—	—%	—	$—	$—	—%
2	2	283,816	283,906	5	—	—	—	—
3	46	4,405,274	4,415,095	82	47	5,393,333	5,400,698	92
4	1	90,671	90,671	2	2	193,687	193,727	3
5	4	567,995	572,191	11	2	301,602	305,738	5
Total loan receivable	53	$5,347,756	$5,361,863	100%	51	$5,888,622	$5,900,163	100%
Allowance for credit losses		(201,924)				(117,103)
Loan receivable, net		$5,145,832				$5,771,519

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

In December 2024, we modified a risk-rated 5 senior life science loan located in San Carlos, CA, with an outstanding principal balance of $103.2 million. The terms of the modification included a $13.1 million principal repayment, and a restructure of the $90.1 million senior loan (after the $13.1 million repayment) into (i) a $89.1 million committed senior mortgage loan (with $34.9 million in unfunded commitment), and (ii) a $35.9 million subordinated note which is subordinate to a new $20.0 million sponsor interest. The restructured senior loan earns a coupon rate of S+1.00% and has a new term of three years. The $35.9 million subordinated note was deemed uncollectible and written off in December 2024. The loan modification was accounted for as a new loan for GAAP purposes. The restructured senior loan with an outstanding principal balance of $61.6 million was risk-rated 3 as of December 31, 2025.

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

Our Non-Mark-to-Market Financing Sources, which accounted for 74% of our total financing as of December 31, 2025, are not subject to credit or capital markets mark-to-market provisions. The remaining 26% of our total financing, which is comprised of three master repurchase agreements, are only subject to credit marks.

We plan to expand and diversify our financing sources, especially those sources that provide non-mark-to-market financing, reducing our exposure to market volatility.

The following table summarizes our financing agreements (amounts in thousands):

		December 31, 2025				December 31, 2024
		Borrowings			Collateral	Borrowings
	Non-/Mark-to-Market	Maximum Facility Size(A)	Outstanding Principal	Available(B)	Outstanding Principal	Outstanding Principal
Master Repurchase Agreements	Mark-to-Credit	$2,304,250	$1,220,707	$25,567	$1,895,720	$1,038,066
Collateralized Loan Obligations	Non-Mark-to-Market	1,198,378	1,198,378	—	1,555,628	1,766,231
Term Lending Agreements	Non-Mark-to-Market	1,377,032	771,823	1,473	1,007,873	789,647
Term Loan Facility	Non-Mark-to-Market	1,000,000	513,202	622	667,680	553,966
Warehouse Facility	Non-Mark-to-Market	500,000	—	—	—	—
Asset Specific Financing	Non-Mark-to-Market	480,625	365,318	—	454,794	343,216
Revolver	Non-Mark-to-Market	700,000	—	700,000	n.a.	80,000
Secured Term Loan	Non-Mark-to-Market	646,750	646,750	—	n.a.	339,500
Total leverage		$8,207,035	$4,716,178	$727,662		$4,910,626

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

Revolving Credit Agreement

In March 2025, we upsized our Revolver, administered by Morgan Stanley Senior Funding, Inc., to $660.0 million and extended the maturity date to March 2030. In September 2025, we further upsized our Revolver to $700.0 million. We may use our Revolver as a source of financing, which is designed to provide short-term liquidity to originate or de-lever loans, pay operating expenses and borrow amounts for general corporate purposes. Our Revolver is secured by corporate level guarantees and includes net equity interests in the investment portfolio.

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

Secured Term Loan

In March 2025, we refinanced our existing term loan of $339.5 million with a new $550.0 million secured term loan due March 2032. In September 2025, we upsized our secured term loan to $650.0 million and reduced the spread to S+2.5%. The secured term loan is partially amortizing, with an amount equal to 1.0% per annum of the principal balance due in quarterly installments. The secured term loan contains restrictions relating to liens, asset sales, indebtedness, investments and transactions with affiliates, and is secured by corporate level guarantees and does not include asset-based collateral.

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

As of December 31, 2025, we were in compliance with the covenants of our financing facilities.

Non-Consolidated Senior Interests

In certain instances, we finance our loans through the non-recourse sale of a senior loan interest that is not included in our consolidated financial statements. These non-consolidated senior interests provide structural leverage on a non-mark-to-market, match-term basis for our net investments, which are typically reflected in the form of mezzanine loans or other subordinate interests on our consolidated balance sheets and in our consolidated statement of income. We had no outstanding financing through non-consolidated senior interests as of December 31, 2025.

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

Real Estate Assets, Held For Investment

Portland, OR Retail / Redevelopment — In December 2021, we took title a Portland retail property and recorded the property and its net assets on the Consolidated Balance Sheets based on the estimated fair value of acquired assets and assumed liabilities. We contributed a portion of the REO asset to a joint venture (the "REO JV") with a third party local developer (“JV Partner”), whereby we had a 90% interest and the JV Partner had a 10% interest. The JV Partner's interest in the property was presented within "Noncontrolling interests in equity of consolidated joint ventures" on the Consolidated Balance Sheets. In June 2025, we sold a portion of the property for $6.0 million and recognized a realized gain of $0.7 million after closing costs. As of December 31, 2025, we have a priority of distributions up to $81.1 million before the JV Partner can participate in the economics of the REO JV.

Mountain View, CA Office — In June 2024, we and the KKR affiliate took title to a Mountain View office property through a deed-in-lieu of foreclosure ("DIL") and we accounted for the property on a consolidated basis. Ours and the KKR affiliate's interest in the property were 68.9% and 31.1%, respectively. We recorded the property and its net assets on the Consolidated Balance Sheets based on the estimated fair value of acquired assets and assumed liabilities. The KKR affiliate's interest in the property was presented within "Noncontrolling interests in equity of consolidated joint ventures" on the Consolidated Balance Sheets.

Raleigh, NC Multifamily — In August 2025, we took title to a Raleigh multifamily property and accounted for the property through an assignment-in-lieu of foreclosure ("AIL"). We recorded the property and its net assets on the Consolidated Balance Sheets based on the estimated fair value of acquired assets and assumed liabilities.

Real Estate Assets, Held For Sale

Philadelphia, PA Office — In December 2023, we took title to a Philadelphia office portfolio through a DIL and recorded the portfolio and its net assets on the Consolidated Balance Sheets based on the estimated fair value of acquired assets and assumed liabilities.

In June 2024, we sold a portion of the portfolio and provided financing to the buyer through a senior loan. The senior loan had an outstanding principal balance of $24.4 million ($77.7 million total commitment) as of December 31, 2025 and earned a coupon rate of S+4.0% with a maximum maturity of July 2029, assuming all extension options are exercised. The senior loan is presented within “Commercial real estate loans, held-for-investment, net” on the Consolidated Balance Sheets.

In May 2025, we sold a portion of the portfolio for $25.3 million and recognized a realized gain of $0.5 million after closing costs. As of December 31, 2025, there was one office property remaining.

West Hollywood, CA Condo — In April 2025, we took title to a West Hollywood multifamily property through an AIL. We recorded the property and its net assets on the Consolidated Balance Sheets based on the estimated fair value of acquired assets and assumed liabilities.

As of December 31, 2025, the Philadelphia, PA Office and West Hollywood, CA Condo properties met the criteria to be classified as held for sale under ASC 360. As such, depreciation and amortization on the properties and related lease intangibles were suspended.

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

Variable Interest Entity Liabilities

In connection with our investments in CMBS B-Pieces, we consolidated the CMBS trust that holds the pools of senior loans underlying the CMBS because we determined such trust is a VIE and we are the primary beneficiary of such VIE. As a result of the consolidation, our financial statements include the liabilities of the consolidated CMBS trust. However, the liabilities are not recourse to us, and our risk of loss is limited to the value of our investment in the related CMBS B-Pieces. See Note 8 to the consolidated financial statements for additional information on these liabilities as of December 31, 2025.

Unconsolidated Entity, Equity Method Investment

In October 2025, we acquired a 50% economic interest in an affiliated company, which invested in a senior mortgage loan that is collateralized by industrial properties in France. The affiliated company's investment in the underlying senior mortgage loan is 80% financed, with a funding cost of EURIBOR + 1.6%. We do not have unilateral authority to direct the activities that most significantly impact the affiliated company's economic performance. Accordingly, we reported the net investment value of the economic interest in our Consolidated Balance Sheets, presented as “Equity method investment, unconsolidated entity” and our share of net income, presented as “Income (loss) from equity method investments” on the Consolidated Statements of Income.

Results of Operations

The following table summarizes the changes in our results of operations for years ended December 31, 2025, 2024, and 2023 (amounts in thousands, except per share data):

	Year Ended December 31,		Increase (Decrease)		Year Ended December 31,		Increase (Decrease)
	2025	2024	Dollars	Percentage	2024	2023	Dollars	Percentage
Net Interest Income
Interest income	$435,599	$564,629	$(129,030)	(23)%	$564,629	$640,412	$(75,783)	(12)%
Interest expense	322,961	412,913	(89,952)	(22)	412,913	458,802	(45,889)	(10)
Total net interest income	112,638	151,716	(39,078)	(26)	151,716	181,610	(29,894)	(16)
Other Income
Revenue from real estate owned operations	16,522	22,866	(6,344)	(28)	22,866	8,545	14,321	168
Income (loss) from equity method investments	(512)	1,518	(2,030)	(134)	1,518	1,417	101	7
Change in net assets of consolidated variable interest entity, CMBS trust	730	—	730	100	—	—	—	—
Gain (loss) on sale of investments	1,192	(615)	1,807	294	(615)	—	(615)	100
Gain (loss) on foreign currency translation	1,190	—	1,190	100	—	—	—	—
Gain (loss) on foreign currency forward contracts	(1,265)	—	(1,265)	100	—	—	—	—
Other miscellaneous income	4,646	5,738	(1,092)	(19)	5,738	11,237	(5,499)	(49)
Total other income	22,503	29,507	(7,004)	(24)	29,507	21,199	8,308	39
Operating Expenses
Provision for (reversal of ) credit losses, net	119,372	80,605	38,767	48	80,605	175,116	(94,511)	(54)
Expenses from real estate owned operations	25,675	23,100	2,575	11	23,100	11,190	11,910	106
Management fees to related parties	22,677	24,533	(1,856)	(8)	24,533	26,171	(1,638)	(6)
Incentive compensation to related parties	—	—	—	—	—	2,491	(2,491)	(100)
General and administrative	18,062	18,410	(348)	(2)	18,410	18,788	(378)	(2)
Total operating expenses	185,786	146,648	39,138	27	146,648	233,756	(87,108)	(37)
Income (Loss) Before Income Taxes	(50,645)	34,575	(85,220)	(246)	34,575	(30,947)	65,522	212
Income tax expense	(156)	248	(404)	(163)	248	710	(462)	(65)
Net Income (Loss)	(50,489)	34,327	(84,816)	(247)	34,327	(31,657)	65,984	208
Net income (loss) attributable to noncontrolling interests	(3,438)	(1,264)	(2,174)	172	(1,264)	(806)	(458)	57
Net Income (Loss) Attributable to KKR Real Estate Finance Trust Inc. and Subsidiaries	(47,051)	35,591	(82,642)	(232)	35,591	(30,851)	66,442	215
Preferred stock dividends	21,304	21,304	—	—	21,304	21,304	—	—
Participating securities' share in earnings	1,530	1,216	314	26	1,216	1,764	(548)	(31)
Net Income (Loss) Attributable to Common Stockholders	$(69,885)	$13,071	$(82,956)	(635)	$13,071	$(53,919)	$66,990	124

Net Income (Loss) Per Share of Common Stock
Basic and Diluted	$(1.05)	$0.19	$(1.24)	(653)	$0.19	$(0.78)	$0.97	124

Weighted Average Number of Shares of Common Stock Outstanding
Basic and Diluted	66,807,432	69,396,890	(2,589,458)	(4)	69,396,890	69,180,039	216,851	—

Dividends Declared per Share of Common Stock	$1.00	$1.00	$—	—	$1.00	$1.72	$(0.72)	(42)

Year Ended December 31, 2025 Compared to Year Ended December 31, 2024

Net Interest Income

Net interest income decreased by $39.1 million, during the year ended December 31, 2025, as compared to the prior year. This decrease was primarily due to a reduced loan portfolio size as a result of repayments or other resolutions, lower average index rates, and the suspension of interest income for loans placed on nonaccrual status. We recorded $16.9 million of deferred loan fees and origination discounts accreted into interest income during the year ended December 31, 2025, as compared to $17.2 million during the prior year. In addition, we recorded $14.1 million of deferred financing costs amortized into interest expense during the year ended December 31, 2025, as compared to $14.4 million during the prior year.

Other Income

Total other income decreased by $7.0 million during the year ended December 31, 2025, as compared to the prior year. This decrease was primarily due to a $6.3 million decrease in revenue from REO Operations.

Operating Expenses

Total operating expenses increased by $39.1 million during the year ended December 31, 2025, as compared to the prior year period. This increase was primarily due to a $38.8 million change in the provision for credit losses and an increase in expenses from REO Operations, which were partially offset by a decrease in management fees to related parties. The change in provision for credit losses during the year ended December 31, 2025 was due primarily to incremental reserves on risk-rated 5 loans compared to the prior year.

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

Liquidity and Capital Resources

Overview

We have capitalized our business to date primarily through the issuance and sale of our common stock and preferred stock, borrowings from three master repurchase agreements, and borrowings from our Non-Mark-to-Market Financing Sources, which were comprised of collateralized loan obligations, term lending agreements, term loan facility, secured term loan, asset specific financing, warehouse facility, and Revolver. Our Non-Mark-to-Market Financing Sources, which accounted for 74% of our total financing as of December 31, 2025, are not subject to credit or capital markets mark-to-market provisions. The remaining 26% of our total financing, which are comprised of three master repurchase agreements, are only subject to credit marks.

Our primary sources of liquidity include $84.6 million of cash on our Consolidated Balance Sheets, $700.0 million of available capacity on our Revolver, $27.7 million of available borrowings under our financing arrangements based on existing collateral, and cash flows from operations. In addition, we had $318.0 million of total unencumbered assets, including $215.9 million of real estate owned assets, $44.6 million of CMBS investments and $57.5 million of unencumbered senior loans, that can be financed, as of December 31, 2025. Our Revolver and secured term loan are secured by corporate level guarantees and include net equity interests in the investment portfolio. We may seek additional sources of liquidity from syndicated financing, other borrowings (including borrowings not related to a specific investment) and future offerings of equity and debt securities.

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

As described in Note 11 to our consolidated financial statements, we have off-balance sheet arrangements related to VIEs that we account for by either consolidating or by using the equity method of accounting when we hold an economic interest or have a capital commitment. Our maximum risk of loss associated with our interests in these VIEs is limited to the carrying value of our net investment in such entities and any unfunded capital commitments. As of December 31, 2025, we held $9.2 million of net investment in a consolidated CMBS trust and $35.4 million of interests in a CMBS equity method investment.

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

We have also entered into an equity distribution agreement with certain sales agents, pursuant to which we may sell, from time to time, up to an aggregate sales price of $100.0 million of our common stock, pursuant to a continuous offering program (the “ATM”), under the Shelf. Sales of our common stock made pursuant to the ATM may be made in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act. During the year ended December 31, 2025, we did not sell any shares of common stock under the ATM. As of December 31, 2025, $93.2 million remained available for issuance under the ATM.

See Notes 5, 6, 7 and 12 to our consolidated financial statements for additional details regarding our secured financing agreements, collateralized loan obligations, secured term loan and stock activity.

Debt-to-Equity Ratio and Total Leverage Ratio

The following table presents our debt-to-equity ratio and total leverage ratio:

	December 31, 2025	December 31, 2024
Debt-to-equity ratio(A)	2.2x	1.6x
Total leverage ratio(B)	3.9x	3.6x

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

Sources of Liquidity

Our primary sources of liquidity include cash and cash equivalents and available borrowings under our secured financing agreements, inclusive of our Revolver. Amounts available under these sources as of the date presented are summarized in the following table (amounts in thousands):

	December 31, 2025	December 31, 2024
Cash and cash equivalents	$84,617	$104,933
Loan principal repayments held by a servicer(A)	74,279	—
Available borrowings under revolving credit agreement	700,000	530,000
Available borrowings under financing arrangements	27,662	49,879
Total	$886,558	$684,812

(A)     Loan principal repayments held by a servicer at December 31, 2025 were received in January 2026.

We also had $318.0 million of total unencumbered assets, including $215.9 million of real estate owned assets, $44.6 million of CMBS investments and $57.5 million of unencumbered senior loans as of December 31, 2025. In addition to our primary sources of liquidity, we have the ability to access further liquidity through our ATM program and public offerings of debt and equity securities. Our existing loan portfolio also provides us with liquidity as loans are repaid or sold, in whole or in part, and the proceeds from repayment become available for us to invest.

Cash Flows

The following table sets forth changes in cash and cash equivalents for the years ended December 31, 2025, 2024 and 2023 (amounts in thousands):

	Year Ended December 31,
	2025	2024	2023
Cash Flows From Operating Activities	$72,283	$132,563	$155,715
Cash Flows From Investing Activities	264,291	1,116,237	13,487
Cash Flows From Financing Activities	(355,783)	(1,290,566)	(271,510)
Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	$(19,209)	$(41,766)	$(102,308)

Cash Flows from Operating Activities

Our cash flows from operating activities were primarily driven by our net interest income, which is a result of the income generated by our investments less financing costs. The following table sets forth interest received from, and paid for, our investments (amounts in thousands):

	Year Ended December 31,
	2025	2024	2023
Interest Received:
Senior Loans	420,361	558,478	612,046
Net assets of consolidated variable interest entity, CMBS trust	581	—	—
Total	420,942	558,478	612,046
Interest paid:
Senior Loans	315,915	398,805	430,275
Net interest collections	$105,027	$159,673	$181,771

Our net interest collections were partially offset by cash used to pay management fees, as follows (amounts in thousands):

	Year Ended December 31,
	2025	2024	2023
Management Fees to related parties	$23,071	$25,137	$26,225
Incentive Fees to related parties	—	—	2,491
Total management and incentive fee payments	$23,071	$25,137	$28,716

Cash Flows from Investing Activities

Our cash flows from investing activities primarily consisted of cash inflows from loan repayments and net proceeds from the sale of real estate owned, partially offset by cash outflows for loan originations and funding commitments under existing loan investments. During the year ended December 31, 2025, we received $1,420.1 million from the repayments of CRE loans, received net proceeds of $24.4 million from the sale of REO investments and funded $1,127.5 million of CRE loans.

During the year ended December 31, 2024, we funded $298.2 million of CRE loans and we received $1,426.4 million from the repayments of CRE loans.

Cash Flows from Financing Activities

During the year ended December 31, 2025, our cash flows from financing activities were primarily driven by repayments of $1,655.2 million on our secured financing agreements and repayments of $567.9 million on our collateralized loan obligations, partially offset by borrowing proceeds of $1,717.3 million under our secured financing agreements and proceeds of $310.8 million issued under our secured term loan.

During the year ended December 31, 2024, our cash flows from financing activities were primarily driven by (i) repayments of $1,594.5 million under our secured financing agreements and (ii) payment of $103.1 million in dividends, partially offset by borrowing proceeds of $601.9 million under our secured financing agreements.

Contractual Obligations and Commitments

The following table presents our contractual obligations and commitments (including interest payments) as of December 31, 2025 (amounts in thousands):

	Total	Less than 1 year	1 to 3 years	3 to 5 years	Thereafter
Master Repurchase Facilities(A)	$1,220,706	$114,035	$841,839	$209,304	$55,528
Term Lending Agreements(A)	771,824	15,654	327,242	428,928	—
Warehouse Facility	—	—	—	—	—
Term Loan Facility	513,202	118,274	261,396	133,532	—
Asset Specific Facility	365,317	90,000	275,317	—	—
Revolver(B)	—	—	—	—	—
Total secured financing agreements	2,871,049	337,963	1,705,794	771,764	55,528
Collateralized Loan Obligations	1,198,379	—	—	—	1,198,379
Secured Term Loan	646,750	6,500	13,000	13,000	614,250
Interest payable(C)	851,713	236,761	316,385	241,200	57,367
Future funding obligations(D)	413,852	302,196	108,683	2,973	—
CMBS investments	4,324	4,324	—	—	—
Total	$5,986,067	$887,744	$2,143,862	$1,028,937	$1,925,524

(A)    The allocation of repurchase facilities and term lending agreements is based on the earlier of (i) the maximum maturity of the underlying loans pledged as collateral or (ii) the maximum maturity of the respective financing agreements. Amounts borrowed are subject to a maximum 25.0% recourse limit.
(B)    Any amounts borrowed are full recourse to certain subsidiaries of KREF. Amounts are estimated based on the amount outstanding under the Revolver and the interest rate in effect as of December 31, 2025. This is only an estimate as actual amounts borrowed, the timing of repayments and interest rates may vary over time. The Revolver matures in March 2030.
(C)    The amounts are estimated by assuming the amounts outstanding under these facilities and the interest rates in effect as of December 31, 2025 will remain constant into the future. The actual amounts borrowed and rates may vary over time.
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

We are also required to settle our foreign exchange contracts with our derivative counterparties upon maturity which, depending on exchange rate movements, may result in cash received from or due to the respective counterparty. The table above does not include these amounts as they are not fixed and determinable. Refer to Note 10 to our consolidated financial statements for details regarding our derivative contracts.

We are required to pay our Manager a base management fee, an incentive fee and reimbursements for certain expenses pursuant to our management agreement. The table above does not include the amounts payable to our Manager under our management agreement as they are not fixed and determinable. See Note 16 to our consolidated financial statements included in this Form 10-K for additional terms and details of the fees payable under our management agreement.

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

Subsequent Events

Our subsequent events are detailed in Note 19 to our consolidated financial statements.

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

We estimate CECL reserves using the Weighted-Average Remaining Maturity, or WARM method, which has been identified as a loss-rate method for estimating CECL reserves by the Financial Accounting Standards Board (“FASB”). In estimating a CECL reserve using the WARM method, we reference historical loan loss data across a comparable data set and apply such loss rate to each loan over its expected remaining term, taking into consideration expected economic conditions over the relevant timeframe. In certain instances, we might use other acceptable alternative approaches in the future depending on, among other factors, the type of loan, underlying collateral and availability of relevant historical market loan loss data.

To arrive at a CECL reserve using the WARM method, we considered various factors including (i) historical loss experience in the commercial real estate lending market, (ii) timing of expected repayments and expected loan future funding, (iii) and our current and future view of the macroeconomic environment for a reasonable and supportable forecast period. We derive a historical loss rate predominately based on a CMBS database with historical losses from 1998 through 2024 provided by a third party. We focus on the most relevant subset of CMBS data that is determined to be the most comparable to our own portfolio.

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

In December 2025, the FASB issued ASU No. 2025-11, Interim Reporting (Topic 270)—Narrow-Scope Improvements, which provides a clearer framework and more consistent application of interim disclosure requirements for public business entities. The guidance is effective for our 2027 annual reporting. The guidance is applied prospectively and may be applied retrospectively. Adoption is not expected to have a material impact on our consolidated financial statements.

In December 2025, the FASB issued ASU No. 2025-12, Codification Improvements, which refines existing guidance to further enhance the interpretation and application of the Codification. The guidance is effective for our 2026 annual reporting. The guidance is applied prospectively and may be applied retrospectively. Adoption is not expected to have a material impact on our consolidated financial statements.

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

The Federal Reserve lowered interest rates three times during 2024 and three times in 2025, with future rate cuts expected. Interest rates remain elevated and the timing, direction and extent of any future interest rate changes remain uncertain. In a period of declining interest rates, our interest income on floating-rate investments would generally decrease, while any decrease in the interest we are charged on our floating-rate debt may be subject to floors and may not compensate for such decrease in interest income. However, rate floors relating to our loan portfolio may offset some of the impact from declining rates. In addition, interest we are charged on fixed-rate debt would not change.

As of December 31, 2025, our accruing loan portfolio and related portfolio financing earned or paid a floating rate of interest benchmarked to Term SOFR, SONIA or EURIBOR. Accordingly, our interest income and expense will generally change directionally with benchmark rates; however, in certain circumstances, rate floors relating to our loan portfolio may partially offset the impact from changing rates. As of December 31, 2025, a 50 basis point and a 100 basis point decrease in the benchmark rates would increase our expected cash flows by approximately $0.1 million and $1.4 million, or $0.00 and $0.02 per common share, respectively, for the following three-month period. Conversely, a 50 basis point and a 100 basis point increase in the benchmark rates would increase our expected cash flows by approximately $0.7 million and $1.3 million, or $0.01 and $0.02 per common share, respectively, for the same period.

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

Currency Risk

Our loans and investments that are denominated in a foreign currency are also subject to risks related to movements in currency rates. We generally mitigate this exposure by matching the currency of our foreign currency assets to the currency of the borrowings that finance those assets. As a result, we substantially reduce our exposure to changes in portfolio value related to changes in foreign currency rates. In addition, substantially all of our net asset exposure to the Euro and the British Pounds Sterling has been hedged with foreign currency forward contracts as of December 31, 2025.

The following table outlines our assets and liabilities that are denominated in a foreign currency (amounts in thousands):

	December 31, 2025
	EUR	GBP
Foreign currency assets	€61,376	£115,795
Foreign currency liabilities	(36,742)	(88,264)
Foreign currency contracts - notional	(24,746)	(28,358)
Net exposure to foreign exchange rate movements	€(112)	£(827)
Net exposure to foreign exchange rate movements in USD	$(132)	$(1,116)

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of
KKR Real Estate Finance Trust Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of KKR Real Estate Finance Trust Inc. and subsidiaries (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of income, changes in equity and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes and the schedule listed in the Index at Item 15(a) (collectively referred to as the "financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

Basis for Opinions

The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Definition and Limitations of Internal Control over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

Current Expected Credit Losses – Qualitative Adjustments – Refer to Notes 2 and 3 of the financial statements

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

Current Expected Credit Losses – Valuation of Underlying Collateral of Impaired Loans – Refer to Notes 2 and 3 of the financial statements

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
February 3, 2026

We have served as the Company's auditor since 2016.

KKR Real Estate Finance Trust Inc. and Subsidiaries

Consolidated Balance Sheets
(Amounts in thousands, except share and per share data)

	December 31, 2025	December 31, 2024
Assets
Cash and cash equivalents	$84,617	$104,933
Commercial real estate loans, held-for-investment	5,347,756	5,888,622
Less: Allowance for credit losses	(201,924)	(117,103)
Commercial real estate loans, held-for-investment, net	5,145,832	5,771,519
Real estate owned, held for investment, net	338,595	262,479
Real estate owned assets, held for sale	130,188	56,554
Equity method investment, real estate asset	96,798	81,708
Equity method investment, CMBS B-Pieces	35,424	35,598
Consolidated variable interest entity assets, CMBS trust, at fair value	505,230	—
Equity method investment, unconsolidated entity	15,110	—
Accrued interest receivable	25,199	28,754
Other assets(A)	87,650	8,853
Total Assets	$6,464,643	$6,350,398

Liabilities and Equity
Liabilities
Secured financing agreements, net	$2,862,689	$2,798,674
Collateralized loan obligations, net	1,198,332	1,766,104
Secured term loan, net	632,516	333,853
Dividends payable	16,092	17,178
Accrued interest payable	12,893	19,939
Real estate owned liabilities, held for sale	3,867	1,328
Consolidated variable interest entity liabilities, CMBS trust, at fair value	496,060	—
Due to related parties	6,506	5,919
Other liabilities	10,484	8,524
Total Liabilities	5,239,439	4,951,519

Commitments and Contingencies (Note 13)	—	—

Equity
Preferred Stock, $0.01 par value, 50,000,000 shares authorized
Series A cumulative redeemable preferred stock, (13,110,000 shares issued and outstanding as of December 31, 2025 and December 31, 2024); liquidation preference of $327,750, or $25.00 per share	131	131
Common stock, $0.01 par value, 300,000,000 authorized (65,488,680 and 68,713,596 shares issued; 64,367,737 and 68,713,596 shares outstanding as of December 31, 2025 and December 31, 2024, respectively)	644	686
Additional paid-in capital	1,687,168	1,714,684
Accumulated deficit	(506,130)	(370,471)
Repurchased stock (1,120,943 shares repurchased as of December 31, 2025)	(9,263)	—
Total KKR Real Estate Finance Trust Inc. Stockholders’ Equity	1,172,550	1,345,030
Noncontrolling interests in equity of consolidated joint ventures	52,654	53,849
Total Equity	1,225,204	1,398,879
Total Liabilities and Equity	$6,464,643	$6,350,398

(A)     Includes $74.3 million of loan principal repayments held by a servicer as of December 31, 2025.

See Notes to Consolidated Financial Statements.

KKR Real Estate Finance Trust Inc. and Subsidiaries

Consolidated Statements of Income
(Amounts in thousands, except share and per share data)

	Year Ended December 31,
	2025	2024	2023
Net Interest Income
Interest income	$435,599	$564,629	$640,412
Interest expense	322,961	412,913	458,802
Total net interest income	112,638	151,716	181,610
Other Income
Revenue from real estate owned operations	16,522	22,866	8,545
Income (loss) from equity method investments	(512)	1,518	1,417
Change in net assets of consolidated variable interest entity, CMBS trust	730	—	—
Gain (loss) on sale of investments	1,192	(615)	—
Gain (loss) on foreign currency translation	1,190	—	—
Gain (loss) on foreign currency forward contracts	(1,265)	—	—
Other miscellaneous income	4,646	5,738	11,237
Total other income	22,503	29,507	21,199
Operating Expenses
Provision for credit losses, net	119,372	80,605	175,116
Expenses from real estate owned operations	25,675	23,100	11,190
Management fees to related parties	22,677	24,533	26,171
Incentive compensation to related parties	—	—	2,491
General and administrative	18,062	18,410	18,788
Total operating expenses	185,786	146,648	233,756
Income (Loss) Before Income Taxes	(50,645)	34,575	(30,947)
Income tax expense	(156)	248	710
Net Income (Loss)	(50,489)	34,327	(31,657)
Net income (loss) attributable to noncontrolling interests	(3,438)	(1,264)	(806)
Net Income (Loss) Attributable to KKR Real Estate Finance Trust Inc. and Subsidiaries	(47,051)	35,591	(30,851)
Preferred stock dividends	21,304	21,304	21,304
Participating securities' share in earnings	1,530	1,216	1,764
Net Income (Loss) Attributable to Common Stockholders	$(69,885)	$13,071	$(53,919)

Net Income (Loss) Per Share of Common Stock
Basic and Diluted	$(1.05)	$0.19	$(0.78)

Weighted Average Number of Shares of Common Stock Outstanding
Basic and Diluted	66,807,432	69,396,890	69,180,039

Dividends Declared per Share of Common Stock	$1.00	$1.00	$1.72

See Notes to Consolidated Financial Statements.

KKR Real Estate Finance Trust Inc. and Subsidiaries

Consolidated Statements of Changes in Equity
(Amounts in thousands, except share data)

	Series A Preferred Stock		Common Stock
	Shares	Par Value	Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Repurchased Stock	Total KKR Real Estate Finance Trust Inc. Stockholders' Equity	Noncontrolling Interests in Equity of Consolidated Joint Venture	Total Equity
Balance at December 31, 2022	13,110,000	$131	69,095,011	$691	$1,808,983	$(141,503)	$(96,764)	$1,571,538	$(102)	$1,571,436
Series A preferred dividends declared, $1.63 per share	—	—	—	—	—	(21,304)	—	(21,304)	—	(21,304)
Common dividends declared, $1.72 per share	—	—	—	—	—	(118,948)	—	(118,948)	—	(118,948)
Participating security dividends declared, $1.72 per share	—	—	—	—	—	(1,764)	—	(1,764)	—	(1,764)
Stock-based compensation, net	—	—	218,849	2	6,094	—	—	6,096	—	6,096
Net income (loss)	—	—	—	—	—	(30,851)	—	(30,851)	(806)	(31,657)
Contribution by noncontrolling interest	—	—	—	—	—	—	—	—	323	323
Balance at December 31, 2023	13,110,000	$131	69,313,860	$693	$1,815,077	$(314,370)	$(96,764)	$1,404,767	$(585)	$1,404,182
Repurchase of common stock	—	—	(859,055)	(9)	—	—	(10,017)	(10,026)	—	(10,026)
Series A preferred dividends declared, $1.63 per share	—	—	—	—	—	(21,304)	—	(21,304)	—	(21,304)
Common dividends declared, $1.00 per share	—	—	—	—	—	(69,172)	—	(69,172)	—	(69,172)
Participating security dividends declared, $1.00 per share	—	—	—	—	—	(1,216)	—	(1,216)	—	(1,216)
Stock-based compensation, net	—	—	258,791	2	6,388	—	—	6,390	—	6,390
Retirement of repurchased stock	—	—	—	—	(106,781)	—	106,781	—	—	—
Net income (loss)	—	—	—	—	—	35,591	—	35,591	(1,264)	34,327
Contribution by noncontrolling interest	—	—	—	—	—	—	—	—	55,698	55,698
Balance at December 31, 2024	13,110,000	$131	68,713,596	$686	$1,714,684	$(370,471)	$—	$1,345,030	$53,849	$1,398,879
Repurchase of common stock	—	—	(4,629,824)	(45)	—	—	(43,360)	(43,405)	—	(43,405)
Series A preferred dividends declared, $1.63 per share	—	—	—	—	—	(21,304)	—	(21,304)	—	(21,304)
Common dividends declared, $1.00 per share	—	—	—	—	—	(65,774)	—	(65,774)	—	(65,774)
Participating security dividends declared, $1.00 per share	—	—	—	—	—	(1,530)	—	(1,530)	—	(1,530)
Stock-based compensation, net	—	—	283,965	3	6,581	—	—	6,584	—	6,584
Retirement of repurchased stock	—	—	—	—	(34,097)	—	34,097	—	—	—
Net income (loss)	—	—	—	—	—	(47,051)	—	(47,051)	(3,438)	(50,489)
Contribution by noncontrolling interest	—	—	—	—	—	—	—	—	2,243	2,243
Balance at December 31, 2025	13,110,000	$131	64,367,737	$644	$1,687,168	$(506,130)	$(9,263)	$1,172,550	$52,654	$1,225,204

See Notes to Consolidated Financial Statements.

KKR Real Estate Finance Trust Inc. and Subsidiaries

Consolidated Statements of Cash Flows
(Amounts in thousands)

	Year Ended December 31,
	2025	2024	2023
Cash Flows From Operating Activities
Net income (loss)	$(50,489)	$34,327	$(31,657)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Accretion of net deferred loan fees and discounts	(16,920)	(17,197)	(23,597)
Payment-in-kind interest	(1,503)	(991)	—
Amortization of deferred debt issuance costs and discounts	14,093	14,375	26,182
Loss (income) from equity method investments	3,470	1,527	1,773
Change in net assets of consolidated variable interest entity, CMBS trust	(149)	—	—
Provision for (reversal of) credit losses, net	119,372	80,605	175,116
Depreciation and amortization	2,604	983	—
Stock-based compensation expense	7,927	8,261	8,075
Loss (gain) on sale of investment	(1,192)	615	—
Loss (gain) on foreign currency translation	(1,190)	—	—
Loss (gain) on foreign currency forward contract	1,265	—	—
Changes in operating assets and liabilities:
Assets related to real estate owned, held for sale, net of liabilities	1,048	1,561	—
Accrued interest receivable, net	3,555	12,178	(1,998)
Other assets	176	(796)	244
Accrued interest payable	(7,047)	(268)	2,350
Due to related parties	588	(604)	(154)
Accounts payable, accrued expenses and other liabilities	(3,325)	(2,013)	(619)
Net cash provided by (used in) operating activities	72,283	132,563	155,715

Cash Flows From Investing Activities
Proceeds from principal repayments and sale of commercial real estate loans	1,420,100	1,426,422	691,346
Origination of commercial real estate loans	(1,127,476)	(298,247)	(677,287)
Capital expenditures on real estate owned	(5,582)	(8,106)	(1,860)
Payment to acquire real estate owned	(10,651)	(363)	—
Net proceeds on sale of real estate owned, held for investment	5,866	—	—
Net proceeds (payment) on sale of real estate owned, held for sale	24,395	(1,092)	—
Contributions to equity method investment, real estate asset	(18,767)	(1,750)	—
Contributions to equity method investment, unconsolidated entity	(14,573)	—	—
Purchases of commercial mortgage-backed securities	(9,021)	—	—
Payment to acquire equity method investment, real estate asset	—	(627)	—
Net cash assumed from investment in real estate owned and related joint venture	—	—	1,288
Net cash provided by (used in) investing activities	264,291	1,116,237	13,487

Cash Flows From Financing Activities
Proceeds from borrowings under secured financing agreements	1,717,335	601,861	811,119
Proceeds from issuance of secured term loan	310,765	—	—
Proceeds from noncontrolling interest contributions	2,243	1,367	323
Principal repayments on borrowings under secured financing agreements	(1,655,189)	(1,594,531)	(791,254)
Principal repayments on borrowings under collateralized loan obligations	(567,852)	(176,519)	—
Principal repayments on borrowings under secured term loan	(4,625)	—	—
Principal repayments on borrowings under convertible notes	—	—	(143,750)
Payments of debt and collateralized debt obligation issuance costs	(25,547)	(7,744)	(5,811)
Payments of common stock dividends	(66,860)	(81,799)	(118,854)
Payments of preferred stock dividends	(21,304)	(21,304)	(21,304)
Payments to reacquire common stock	(43,405)	(10,026)	—
Tax withholding on stock-based compensation	(1,344)	(1,871)	(1,979)

	Year Ended December 31,
	2025	2024	2023
Net cash provided by (used in) financing activities	(355,783)	(1,290,566)	(271,510)

Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	(19,209)	(41,766)	(102,308)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	106,547	148,313	250,621
Cash, Cash Equivalents and Restricted Cash at End of Period	$87,338	$106,547	$148,313

Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$84,617	$104,933	$135,898
Restricted cash	2,721	1,614	12,415
Total cash, cash equivalents and restricted cash shown in the Consolidated Statements of Cash Flows	$87,338	$106,547	$148,313

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$315,915	$398,805	$430,275
Cash paid during the period for income taxes	—	371	296

Supplemental Schedule of Non-Cash Investing and Financing Activities
Dividend declared, not yet paid	$16,092	$17,178	$29,805
Loan principal payments held by servicer	74,279	—	—
Deferred financing costs, not yet paid	934	—	—
Acquisition of real estate owned	164,900	175,000	76,461
Acquisition of other assets related to real estate owned	1,385	240	24,556
Assumption of other liabilities related to real estate owned	(2,081)	807	15,883
Transfer of senior loans to real estate owned	162,865	120,052	86,422
Consolidation of variable interest entities (incremental assets and liabilities)	482,974	—	—
Noncontrolling interest contribution to real estate owned	—	54,331	—
Transfer of senior loan to equity method investment, real estate asset	—	82,008	—
Sale of real estate owned, held for sale, net of closing costs	—	28,948	—
Seller financing provided on sale of real estate owned, held for sale, net	—	30,040	—
Modifications accounted for as repayments and new loans, net of write-offs	—	55,051	199,439

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

KREF has elected and intends to maintain its qualification to be taxed as a REIT under the requirements of the Internal Revenue Code of 1986, as amended (the "Internal Revenue Code"), for U.S. federal income tax purposes. As such, KREF will generally not be subject to U.S. federal income tax on that portion of its income that it distributes to stockholders if it distributes at least 90% of its REIT taxable income, determined without regard to the deduction for dividends paid and excluding any net capital gains. See Note 18 regarding taxes applicable to KREF.

KREF is externally managed by KKR Real Estate Finance Manager LLC ("Manager"), an indirect subsidiary of KKR & Co. Inc. (together with its subsidiaries, "KKR"), through a management agreement ("Management Agreement") pursuant to which the Manager provides a management team and other professionals who are responsible for implementing KREF’s business strategy, subject to the supervision of KREF’s board of directors. For its services, the Manager is entitled to management fees and incentive compensation, both defined in, and in accordance with the terms of, the Management Agreement (Note 16).

As of December 31, 2025, KKR beneficially owned 10,000,001 shares, or 15.5% of KREF's outstanding common stock.

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

Variable Interest Entities — VIEs are entities (i) in which equity investors do not have an interest with the characteristics of a controlling financial interest, (ii) that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or (iii) established with non-substantive voting rights. A VIE is required to be consolidated only by its primary beneficiary, which is defined as the party that has the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and that has the obligation to absorb losses of, or the right to receive benefits from, the VIE that could be potentially significant to the VIE (Note 11).

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

KREF holds non-investment grade and unrated subordinate tranches, including the controlling class, in the CMBS trust it consolidates. These tranches expose KREF to first loss risk and entitle it to potential residual returns. As the controlling class holder, KREF has the unilateral right to appoint and remove the special servicer and management has concluded that KREF is the primary beneficiary and therefore, consolidates these CMBS trusts. All assets and liabilities of the consolidated CMBS trusts are recorded on KREF's consolidated financial statements. The difference between the consolidated trusts' assets and liabilities represents KREF's interest in the CMBS trusts.

Assets of a consolidated CMBS trust can only be used to settle the obligations of that trust. These assets are not individually accessible to the CMBS bondholders, and the trust's liabilities are non-recourse to KREF or any other bondholders. The assets of the consolidated trust, primarily commercial mortgage loans and related interest accruals, are presented within "Consolidated variable interest entity assets, CMBS trust, at fair value", and the liabilities of the consolidated trust, primarily obligations to the external CMBS holders and related interest accruals, are presented within "Consolidated variable interest entity liabilities, CMBS trust, at fair value" on the Consolidated Balance Sheets.

KKR Real Estate Finance Trust Inc.
Notes to Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)
KREF elected the fair value option for the initial and subsequent recognition of the assets and liabilities of the consolidated CMBS trust. This approach provides users of the financial statements with more relevant information about the effects of credit risk and other market factors on KREF's investment in CMBS. Since changes in fair value incorporate the interest income and expense of the CMBS trust, management does not consider the separate presentation of the components of fair value changes to be relevant. Management has elected to present these components in aggregate within "Change in net assets of consolidated variable interest entity, CMBS trust" in the Consolidated Statements of Income.

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

Real Estate Owned Joint Venture — KREF has two joint ventures that hold the majority of KREF’s investments in real estate owned ("REO") and determined the joint ventures to be VIEs (Note 11). KREF owns a majority of the equity interests in the joint ventures and participates in the profits and losses. Management concluded that KREF is the primary beneficiary of the joint ventures as KREF holds decision-making power over the activities that most significantly impact the economic performance and has the obligation to absorb losses or the right to receive benefits that could be potentially significant to the joint ventures.

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

Valuation of Commercial Real Estate Loans — Management considers KREF's commercial real estate loans to be Level 3 assets in the fair value hierarchy as such assets are illiquid, structured investments that are specific to the sponsor, underlying property and its operating performance (Note 17). For financial statement disclosure purposes, on a quarterly basis, management generally engages an independent valuation firm to estimate the fair value of each loan categorized as a Level 3 asset. These loans are generally valued using a discounted cash flow model based on assumptions regarding the collection of principal and interest and estimated market rates. Management reviews the quarterly loan valuation estimates provided by the independent valuation firm. For collateral dependent loans, KREF may apply alternative valuation methods based on the fair value of the underlying collateral. Determination of collateral value involves significant judgment, including assumptions regarding capitalization rates, discount rates, leasing, occupancy rates, and other factors.

Valuation of Variable Interest Entity, CMBS Trust — Management classifies the financial assets and liabilities of consolidated CMBS trusts as Level 3 within the fair value hierarchy and has elected the fair value option for these financial instruments within the trusts. KREF has adopted the measurement alternative under Accounting Standards Codification ("ASC") Topic 810, which permits measurement of both the financial assets and liabilities of consolidated CMBS trusts based on the fair value of the financial liabilities, as these are considered more observable than the fair value of the related assets. Accordingly, KREF presents the CMBS issued by the consolidated trusts, excluding any portion retained by KREF, as financial liabilities measured at fair value in its consolidated financial statements. The financial assets of these consolidated CMBS trusts are measured as the aggregated fair value of the liabilities of these trusts, including those held by KREF. Under this approach, "Change in net assets of consolidated variable interest entity, CMBS trust" in the Consolidated Statements of Income reflects KREF's economic interest in the consolidated CMBS trusts, including (i) change in fair value of CMBS held by KREF, (ii) interest and servicing fees income earned from the CMBS trusts, and (iii) any other residual returns or losses attributable to KREF (Note 8).

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

Valuation of Derivative Financial Instruments — Management estimates the fair value of the foreign currency contracts by comparing the contractual forward exchange rate to the current market exchange rate and using prices obtained from an independent valuation firm. The current market exchange rates are determined by using market spot rates, forward rates and interest rate curve of the underlying currency. KREF's foreign currency contracts in the fair value hierarchy are classified as Level II. Changes in the fair value of derivative financial instruments are recorded within "Gain (loss) on foreign currency forward contracts" in the Consolidated Statements of Income.

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

Refer to Note 17 for additional information regarding the valuation of KREF's financial assets and liabilities.

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

KREF recognizes and measures the allowance for credit losses under the Current Expected Credit Loss ("CECL") model, which requires a reporting entity to estimate expected credit losses, not only based on historical experience and current conditions, but also by including reasonable and supportable forecasts incorporating forward-looking information. The measurement of expected credit losses under CECL is applicable to financial assets measured at amortized cost, and off-balance sheet credit exposures such as unfunded loan commitments. The allowance for credit losses is deducted from the respective loans’ amortized cost basis on KREF's Consolidated Balance Sheets. The allowance for credit losses attributed to unfunded loan commitments is included in “Other liabilities” on the Consolidated Balance Sheets (Note 9).

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

Secured Financing Agreements, Net — KREF's secured financing agreements, including uncommitted repurchase facilities, term lending agreements, warehouse facility, asset specific financings and term loan facility, are treated as floating-rate collateralized financing arrangements carried at their contractual amounts, net of unamortized debt issuance costs (Note 5). Included within KREF's secured financing agreements is KREF's corporate revolving credit agreement ("Revolver"), which is full recourse to certain guarantor wholly-owned subsidiaries of KREF.

Secured Term Loan, Net — KREF records its secured term loan at its contractual amount, net of unamortized original issuance discount and deferred financing costs (Note 7) on its Consolidated Balance Sheets. Any original issuance discount or deferred financing costs are amortized through the maturity date of the secured term loan as additional non-cash interest expense.

Dividends Payable — KREF records dividends payable on its common stock and preferred stock upon declaration of such dividends. In December 2025, KREF's board of directors declared a dividend of $0.25 per share of common stock to stockholders of record as of December 31, 2025, which was accrued in “Dividends payable” on KREF’s Consolidated Balance Sheets as of December 31, 2025 and was subsequently paid on January 15, 2026. In October 2025, KREF's board of directors declared a dividend of $0.41 per each issued and outstanding share of the Company’s 6.50% Series A Cumulative Redeemable Preferred Stock, which represents an annual dividend of $1.625 per share. The dividend was paid on December 15, 2025 to KREF’s preferred stockholders of record as of November 28, 2025.

Derivative Financial Instruments — KREF records derivative financial instruments at fair value on a gross basis in either “Other assets” or “Other liabilities” on the Consolidated Balance Sheets. Derivative financial instruments that are designated as hedges have changes in fair value recorded in other comprehensive income within stockholders' equity, and subsequently reclassified into earnings when the item being hedged impacts earnings. As of December 31, 2025, KREF has not designated any derivative financial instruments as hedges; accordingly changes in fair value are recognized in the Consolidated Statements of Income.

Repurchased Stock — KREF accounts for repurchases of its common stock based on the settlement date and presents repurchased stock in “Repurchased stock” on its Consolidated Balance Sheets (Note 12). Payments for stock repurchases that are not yet settled as of the reporting date are presented within “Other assets” on the Consolidated Balance Sheets. Retirement of repurchased stock is recorded as an offset to “Additional paid-in capital” on the Consolidated Balance Sheets. As of December 31, 2025, repurchased shares that were not retired were recorded as "Repurchased stock" on the Consolidated Balance Sheets.

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

In conjunction with reviewing commercial real estate loans held-for-investment for impairment, KREF assesses the risk factors of each loan, and assigns a risk rating based on a variety of factors, including, without limitation, underlying real estate performance, values of comparable properties, durability and quality of property cash flows, sponsor experience and financial wherewithal, and the existence of a risk-mitigating loan structure. Additional key considerations include debt service coverage ratios, loan structure, real estate and credit market dynamics, and risk of default or principal loss. Based on a five-point scale, KREF's loans are rated "1" through "5," from less risk to greater risk, which ratings are defined as follows: 1 (Very Low Risk); 2 (Low Risk); 3 (Medium Risk); 4 (High Risk/Potential for Loss); and 5 (Impaired/Loss Likely).

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

Management and Incentive Compensation to Related Parties — KREF expenses management fees and incentive compensation earned by the Manager on a quarterly basis in accordance with the Management Agreement (Note 16).

Income Taxes — Certain activities of KREF are conducted through joint ventures that are formed as limited liability companies, taxed as partnerships, and consolidated by KREF. Some of these joint ventures are subject to state and local income taxes, based on the tax jurisdictions in which they operate. In addition, certain activities of KREF are conducted through taxable REIT subsidiaries consolidated by KREF. Taxable REIT subsidiaries are subject to federal, state and local income taxes (Note 18).

As of December 31, 2025 and December 31, 2024, KREF did not have any material deferred tax assets or liabilities arising from future tax consequences attributable to differences between the carrying amounts of existing assets and liabilities in accordance with GAAP and their respective tax bases.

KREF recognizes tax benefits for uncertain tax positions only if it is more likely than not that the position is sustainable based on its technical merits. Interest and penalties on uncertain tax positions are included as a component of the provision for income taxes in KREF's Consolidated Statements of Income. As of December 31, 2025, KREF did not have any material uncertain tax positions.

Foreign Currency

In the ordinary course of operations, KREF engages in transactions that are denominated in currencies other than the U.S. dollar. The resulting foreign currency transaction gains and losses are recognized in "Gain (loss) on foreign currency translation" within the Consolidated Statements of Income. KREF also consolidates certain subsidiaries whose functional currency is not the U.S. dollar. For these entities, assets and liabilities are translated into U.S. dollars using exchange rates in effect as of the reporting date, while revenues, expenses, and other components of income are translated using average exchange rates for the applicable reporting period.

Stock-Based Compensation

KREF's stock-based compensation consists of awards issued to employees of the Manager or its affiliates that vest over the life of the awards, as well as restricted stock units issued to certain members of KREF's board of directors. KREF recognizes the compensation cost of stock-based awards to its directors and employees of the Manager or its affiliates on a straight-line basis over the awards’ term at their grant date fair value. Certain stock-based awards are entitled to nonforfeitable dividends, at the same rate as those declared on the common stock, during the vesting period. Such nonforfeitable dividends are deducted from "Retained earnings (Accumulated deficit)" in the consolidated financial statements. KREF accounts for forfeitures as they occur. Refer to Note 13 for additional information.

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

KREF presents diluted EPS under the more dilutive of the treasury stock and if-converted methods or the two-class method. Under the treasury stock and if-converted methods, the denominator includes weighted average common stock outstanding plus the incremental dilutive shares issuable from restricted stock units and an assumed conversion of convertible instruments. The numerator includes any changes in income (loss) attributable to common stockholders that would result from the assumed conversion of these potential shares of common stock. Refer to Note 14 for additional discussion of earnings per share.

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

In December 2025, the FASB issued ASU No. 2025-11, Interim Reporting (Topic 270)—Narrow-Scope Improvements, which provides a clearer framework and more consistent application of interim disclosure requirements for public business entities. The guidance is effective for KREF in its 2027 annual reporting. The guidance is applied prospectively and may be applied retrospectively. Adoption is not expected to have a material impact on KREF's consolidated financial statements.

In December 2025, the FASB issued ASU No. 2025-12, Codification Improvements, which refines existing guidance to further enhance the interpretation and application of the Codification. The guidance is effective for KREF in its 2026 annual reporting. The guidance is applied prospectively and may be applied retrospectively. Adoption is not expected to have a material impact on KREF's consolidated financial statements.

KKR Real Estate Finance Trust Inc.
Notes to Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)
Note 3. Commercial Real Estate Loans

The following table summarizes KREF's investments in commercial real estate loans as of December 31, 2025 and December 31, 2024:

					Weighted Average(C)
Loan Type	Outstanding Principal	Amortized Cost(A)	Carrying Value(B)	Loan Count	Floating Rate Loan %	Coupon(D)	Life (Years)(E)
December 31, 2025
Loans held-for-investment(F)
Senior loans	$5,361,863	$5,347,756	$5,145,832	53	98.6%	7.0%	1.8

December 31, 2024
Loans held-for-investment(F)
Senior loans	$5,900,163	$5,888,622	$5,771,519	51	98.6%	7.5%	2.0

(A)    Amortized cost represents the outstanding loan principal, net of applicable unamortized discounts, loan origination fees, cost recovery interest and write-offs on uncollectible loan balances.
(B)    Carrying value represents the loan amortized cost, net of applicable allowance for credit losses.
(C)    Average weighted by outstanding loan principal.
(D)    Weighted average coupon assumes the greater of the applicable benchmark rates, or the applicable contractual rate floor. Excludes loans on nonaccrual status.
(E)    The weighted average life assumes all extension options are exercised by the borrowers.
(F)    Excludes fully written off loans.

Activity — For the years ended December 31, 2025 and 2024, the loan portfolio activity was as follows:

	Amortized Cost	Allowance for Credit Losses	Carrying Value
Balance at December 31, 2023	$7,343,548	$(210,470)	$7,133,078
Originations and future fundings, net(A)	383,338	—	383,338
Proceeds from sales and loan repayments	(1,481,473)	—	(1,481,473)
Accretion of loan discount and other amortization, net	17,197	—	17,197
Payment-in-kind interest	991	—	991
(Provision for) reversal of credit losses	—	(80,179)	(80,179)
Write-offs charged	(173,771)	173,771	—
Write-offs recovered	225	(225)	—
Transfer to real estate owned	(201,433)	—	(201,433)
Balance at December 31, 2024	$5,888,622	$(117,103)	$5,771,519
Originations and future fundings, net(A)	1,127,476	—	1,127,476
Proceeds from loan repayments	(1,494,377)	—	(1,494,377)
Accretion of loan discount and other amortization, net	16,920	—	16,920
Payment-in-kind interest	1,503	—	1,503
(Provision for) reversal of credit losses	—	(119,649)	(119,649)
Write-offs charged	(34,828)	34,828	—
Transfer to real estate owned	(162,847)	—	(162,847)
Gain (loss) on foreign currency translation	5,287	—	5,287
Balance at December 31, 2025	$5,347,756	$(201,924)	$5,145,832

(A)    Net of applicable premiums, discounts and deferred loan origination costs. Includes fundings on previously originated loans.

As of December 31, 2025 and December 31, 2024, there were $9.8 million and $7.3 million, respectively, of unamortized origination discounts, deferred fees, and cost recovery interest included in "Commercial real estate loans, held-for-investment, net" on the Consolidated Balance Sheets.

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

In December 2024, KREF modified a risk-rated 5 senior life science loan located in San Carlos, CA, with an outstanding principal balance of $103.2 million. The terms of the modification included a $13.1 million principal repayment, and a restructure of the $90.1 million senior loan (after the $13.1 million repayment) into (i) a $89.1 million committed senior mortgage loan (with $34.9 million in unfunded commitment), and (ii) a $35.9 million subordinated note which is subordinate to a new $20.0 million sponsor interest. The restructured senior loan earns a coupon rate of S+1.00% and has a new term of three years. The $35.9 million subordinated note was deemed uncollectible and written off in December 2024. The loan modification was accounted for as a new loan for GAAP purposes. The restructured senior loan with an outstanding principal balance of $61.6 million was risk-rated 3 as of December 31, 2025.

Loan Risk Ratings — KREF evaluates its commercial real estate loan portfolio at least once per quarter and assesses the risk factors of each loan and assigns a risk rating based on a variety of factors. Loans are rated “1” (Very Low Risk) through “5” (Impaired/Loss Likely), which ratings are defined in Note 2.

The following tables summarize the carrying value of the loan portfolio based on KREF's internal risk ratings:

	December 31, 2025				December 31, 2024
Risk Rating	Number of Loans(A)	Carrying Value	Outstanding Principal	Outstanding Principal %	Number of Loans(A)	Carrying Value	Outstanding Principal	Outstanding Principal %
1	—	$—	$—	—%	—	$—	$—	—%
2	2	283,816	283,906	5	—	—	—	—
3	46	4,405,274	4,415,095	82	47	5,393,333	5,400,698	92
4	1	90,671	90,671	2	2	193,687	193,727	3
5	4	567,995	572,191	11	2	301,602	305,738	5
Total loan receivable	53	$5,347,756	$5,361,863	100%	51	$5,888,622	$5,900,163	100%
Allowance for credit losses		(201,924)				(117,103)
Loan receivable, net		$5,145,832				$5,771,519

* Numbers presented may not foot due to rounding.
(A)    Excludes fully written off loans.

As of December 31, 2025, the average risk rating of KREF's portfolio was 3.2, weighted by outstanding loan principal, as compared to 3.1 as of December 31, 2024.

Loan Vintage — The following tables present the amortized cost of the loan portfolio by KREF's internal risk rating and year of origination. The risk ratings are updated as of December 31, 2025 and December 31, 2024 in the corresponding table.

December 31, 2025
Risk Rating	Number of Loans(B)	Outstanding Principal(B)	Amortized Cost by Year of Origination(A)
			2025	2024	2023	2022	2021	Prior	Total
Commercial Real Estate Loans
1	—	$—	$—	$—	$—	$—	$—	$—	$—
2	2	283,906	—	—	—	—	283,816	—	283,816
3	46	4,415,095	996,802	86,039	115,106	1,397,773	1,671,380	138,174	4,405,274
4	1	90,671	—	—	90,671	—	—	—	90,671
5	4	572,191	—	—	—	—	377,883	190,112	567,995
	53	$5,361,863	$996,802	$86,039	$205,777	$1,397,773	$2,333,079	$328,286	$5,347,756
Year-to-date gross write-offs charged			$—	$—	$—	$34,828	$—	$—	$34,828

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
(B)    Excludes fully written off loans.

Allowance for Credit Losses — The following tables present the changes to the allowance for credit losses for the years ended December 31, 2025 and 2024, respectively:

	Commercial Real Estate Loans	Unfunded Loan Commitments	Total
Balance at December 31, 2023	$210,470	$2,052	$212,522
Provision for (reversal of) credit losses, net	80,179	426	80,605
Write-offs charged	(173,771)	—	(173,771)
Write-offs recovered	225	—	225
Balance at December 31, 2024	$117,103	$2,478	$119,581
Provision for (reversal of) credit losses, net	119,649	(277)	119,372
Write-offs charged	(34,828)	—	(34,828)
Balance at December 31, 2025	$201,924	$2,201	$204,125

As of December 31, 2025, the allowance for credit losses was $204.1 million. The CECL provision of $119.4 million for the year ended December 31, 2025 was due primarily to additional reserves for risk-rated 5 office, life science and multifamily loans.

KREF had a risk-rated 5 senior office loan located in Minneapolis, MN, originated in November 2017. As of December 31, 2025, the loan had an outstanding principal balance of $194.4 million, an unfunded commitment of $5.0 million and an amortized cost of $190.1 million. In June 2025, the loan’s maximum maturity was extended to July 2026. Since June 2023, the loan has been on nonaccrual status. During the year ended December 31, 2025, KREF recognized $7.9 million of interest income on this loan.

KREF had a risk-rated 5 senior life science loan located in Boston, MA, originated in April 2021. As of December 31, 2025, the loan had an outstanding principal balance and amortized cost of $164.1 million with an unfunded commitment of $2.1 million. The loan's maturity is February 2026. In June 2025, this loan was placed on nonaccrual status. During the year ended December 31, 2025, KREF recognized $8.8 million of interest income on this loan.

KREF had a risk-rated 5 senior multifamily loan located in San Diego, CA, originated in October 2021. As of December 31, 2025, the loan had an outstanding principal balance and amortized cost of $114.7 million with an unfunded commitment of $1.0 million. The loan's maturity is November 2026. In December 2025, this loan was placed on nonaccrual status. During the year ended December 31, 2025, KREF recognized $8.2 million of interest income on this loan.

KREF had a risk-rated 5 senior life science loan located in Cambridge, MA, originated in December 2021. As of December 31, 2025, the loan had an outstanding principal balance of $99.0 million, an unfunded commitment of $16.7 million and an amortized cost of $99.1 million. The loan's maximum maturity is January 2027, assuming all extension options are exercised. In December 2025, this loan was placed on nonaccrual status. During the year ended December 31, 2025, KREF recognized $7.9 million of interest income on this loan.

KKR Real Estate Finance Trust Inc.
Notes to Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)

The 5-rated loans were determined to be collateral dependent as of December 31, 2025. KREF estimated expected losses based on the loan’s collateral fair value, which was determined by applying a capitalization rate between 5.4% and 10.3% and a discount rate between 8.5% and 11.0%.

As of December 31, 2024, the allowance for credit losses was $119.6 million. The CECL provision of $80.6 million for the year ended December 31, 2024 was primarily due to additional reserves for risk-rated 5 office and life science loans.

Concentration of Credit Risk — The following tables present the geographies and property types of collateral underlying KREF's commercial real estate loans as a percentage of the loans' principal amounts:

	December 31, 2025	December 31, 2024		December 31, 2025	December 31, 2024
Geography(A)			Collateral Property Type(A)
California	16.6%	16.9%	Multifamily	40.3%	46.7%
Texas	12.0	15.1	Office	22.8	19.2
Massachusetts	11.9	13.1	Industrial	17.9	13.4
Florida	10.9	8.7	Life Science	13.7	11.7
North Carolina	6.4	5.3	Hospitality	2.8	4.2
Washington D.C.	5.2	4.6	Student Housing	2.1	1.9
Pennsylvania	4.7	4.5	Mixed Use	0.4	0.5
New York	4.5	4.5	Self-Storage	—	2.5
Washington	4.2	4.0	Total	100.0%	100.0%
Minnesota	3.6	3.3
United Kingdom	2.9	—
Nevada	2.8	2.6
Virginia	2.2	8.6
Georgia	2.1	2.7
New Jersey	1.9	—
Arizona	1.8	0.5
Illinois	1.7	1.5
Tennessee	1.4	1.1
Colorado	1.3	1.2
Other Europe	1.1	—
Other U.S.	0.8	1.8
Total	100.0%	100.0%

(A)    Excludes fully written off loans

KKR Real Estate Finance Trust Inc.
Notes to Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)
Note 4. Real Estate Owned

Real Estate Owned, Held For Investment

Portland, OR Retail / Redevelopment — In December 2021, KREF took title to a Portland retail property and accounted for the property on a consolidated basis (Note 11). The transaction was accounted for as an asset acquisition under ASC 805. Accordingly, KREF recorded the property and its net assets on the Consolidated Balance Sheets based on the estimated fair value of acquired assets and assumed liabilities. KREF contributed a portion of the REO asset to a joint venture (the "REO JV") with a third party local developer (“JV Partner”), whereby KREF had a 90% interest and the JV Partner had a 10% interest. The JV Partner's interest in the property was presented within "Noncontrolling interests in equity of consolidated joint ventures" on the Consolidated Balance Sheets.

In June 2025, KREF sold a portion of the property for $6.0 million and recognized a realized gain of $0.7 million after closing costs. In September 2025, to support the ongoing redevelopment of the property, the REO JV acquired an adjacent parcel for $9.1 million.

Mountain View, CA Office — In June 2024, KREF and a KKR affiliate took title to a Mountain View office property through a deed-in-lieu of foreclosure ("DIL") and KREF accounted for the property on a consolidated basis (Note 11). KREF and the KKR affiliate's interest in the property was 68.9% and 31.1%, respectively. The transaction was accounted for as an asset acquisition under ASC 805. Accordingly, KREF recorded the property and its net assets on the Consolidated Balance Sheets based on the estimated fair value of acquired assets and assumed liabilities. The KKR affiliate's interest in the property was presented within "Noncontrolling interests in equity of consolidated joint ventures" on the Consolidated Balance Sheets.

Raleigh, NC Multifamily — In August 2025, KREF took title to a Raleigh multifamily property and accounted for the property through an assignment-in-lieu of foreclosure ("AIL"). The transaction was accounted for as an asset acquisition under ASC 805. Accordingly, KREF recorded the property and its net assets on the Consolidated Balance Sheets based on the estimated fair value of acquired assets and assumed liabilities. As a result, KREF recognized a $14.4 million loan write-off for the difference between the loan amortized cost of $85.5 million and the fair value of the REO’s net assets of $71.8 million, less closing costs.

Real Estate Owned, Held For Sale

Philadelphia, PA Office — In December 2023, KREF took title to a Philadelphia office portfolio through a DIL. The transaction was accounted for as an asset acquisition under ASC 805. Accordingly, KREF recorded the portfolio and its net assets on the Consolidated Balance Sheets based on the estimated fair value of acquired assets and assumed liabilities.

In June 2024, KREF sold a portion of the portfolio and provided financing to the buyer through a senior loan. The senior loan had an outstanding principal balance of $24.4 million ($77.7 million total commitment) as of December 31, 2025 and earned a coupon rate of S+4.0%, with a maximum maturity of July 2029, assuming all extension options are exercised. The senior loan is presented within “Commercial real estate loans, held-for-investment, net” on the Consolidated Balance Sheets.

In May 2025, KREF sold a portion of the portfolio for $25.3 million and recognized a realized gain of $0.5 million after closing costs. As of December 31, 2025, there was one office property remaining.

West Hollywood, CA Condo — In April 2025, KREF took title to a West Hollywood multifamily property through an AIL. The transaction was accounted for as an asset acquisition under ASC 805. Accordingly, KREF recorded the property and its net assets on the Consolidated Balance Sheets based on the estimated fair value of acquired assets and assumed liabilities. As a result, KREF recognized a $20.4 million loan write-off for the difference between the loan amortized cost of $112.5 million and the fair value of the REO’s net assets of $92.9 million, less closing costs.

As of December 31, 2025, the Philadelphia, PA Office and West Hollywood, CA Condo properties met the criteria to be classified as held for sale under ASC 360. As such, depreciation and amortization on the properties and related lease intangibles were suspended.

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

The following table presents the REO assets and liabilities included on KREF's Consolidated Balance Sheets:

	December 31, 2025	December 31, 2024
Real estate owned, held for investment
Assets
Real estate owned - land	$207,191	$192,652
Real estate owned - land improvements	10,932	9,586
Real estate owned - buildings	117,317	58,642
Real estate owned - building improvements	5,280	2,582
Real estate owned - furniture and fixtures	1,462	—
Real estate owned	342,182	263,462
Less: Accumulated depreciation	(3,587)	(983)
Real estate owned, net	338,595	262,479
Cash(A)	2,546	747
In-place lease intangibles(B)	67	134
Tenant receivables(B)	152	188
Other assets(B)	2,501	2,329
Total	$343,861	$265,877
Liabilities
Unfavorable lease intangibles(C)	$365	$730
Other liabilities(C)	4,977	3,568
Total	$5,342	$4,298

Real estate owned, held for sale
Assets
Real estate owned, held for sale	$118,220	$45,127
In-place lease intangibles	7,678	7,887
Favorable lease intangibles	2,663	2,663
Tenant receivables	543	—
Other assets	1,084	877
Total	$130,188	$56,554
Liabilities
Unfavorable lease intangibles	$167	$378
Other liabilities	3,700	950
Total	$3,867	$1,328

(A)     Included in “Cash and cash equivalents” on the Consolidated Balance Sheets.
(B)    Included in “Other assets” on the Consolidated Balance Sheets.
(C)    Included in “Other liabilities” on the Consolidated Balance Sheets.

KKR Real Estate Finance Trust Inc.
Notes to Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)
The following table presents the REO operations and related income (loss) included in KREF’s Consolidated Statements of Income:

	Year Ended December 31,
	2025	2024
Rental income	$13,642	$13,898
Other operating income(A)	2,880	9,005
Revenue from REO operations	16,522	22,903
Operating expense	(23,071)	(22,117)
Depreciation expense	(2,604)	(983)
Expenses from REO operations	(25,675)	(23,100)
Total	$(9,153)	$(197)

(A)    Includes $5.3 million of insurance proceeds received during the third quarter of 2024. Includes $37 thousand of "Other miscellaneous income" on the Consolidated Statement of Income during the year ended December 31, 2024.

The following table presents the amortization of REO, held for investment lease intangibles included on KREF’s Consolidated Statements of Income:

		Year Ended December 31,
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

Future Minimum Lease Payments — The following table presents the future minimum lease payments to be collected under non-cancelable operating leases, excluding tenant reimbursements of expenses:

Year	Contractual Lease Payments
2026	$10,502
2027	4,764
2028	3,244
2029	1,970
2030	1,308
Thereafter	2,847

KKR Real Estate Finance Trust Inc.
Notes to Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)
Note 5. Debt Obligations

The following table summarizes KREF's secured financing arrangements in place as of December 31, 2025 and December 31, 2024:

	December 31, 2025								December 31, 2024
	Facility						Collateral		Facility
	Current Maturity	Final Stated Maturity(A)	Maximum Facility Size	Outstanding Principal	Carrying Value(B)	Weighted Average Funding Cost(C)	Outstanding Principal	Carrying Value	Carrying Value(B)
Master Repurchase Agreements
Wells Fargo	Sep 2027	Sep 2029	$1,000,000	$579,974	$578,569	5.4%	$853,382	$824,136	$650,621
Morgan Stanley	Jul 2027	Jul 2027	500,000	308,922	308,388	6.4	523,062	516,624	276,875
Goldman Sachs	Dec 2026	Dec 2027	400,000	170,200	169,451	6.1	303,796	302,811	107,973
Morgan Stanley - GBP/EUR	Nov 2031	Nov 2032	404,250	161,610	160,725	4.7	215,480	211,088	—
Term Loan Facility
KREF Lending VII(D)	Match-term	Match-term	1,000,000	513,202	512,897	5.8	667,680	637,187	553,834
Term Lending Agreements
KREF Lending IX	Match-term	Match-term	277,032	271,769	271,455	5.8	379,046	377,610	437,002
KREF Lending XV	Match-term	Match-term	300,000	238,576	237,422	5.9	298,220	293,254	—
KREF Lending XVI	Match-term	Match-term	100,000	100,000	99,083	5.1	125,000	122,759	—
KREF Lending XVII	Match-term	Match-term	250,000	90,352	89,178	5.3	114,812	111,947	—
BMO Facility	Match-term	Match-term	300,000	71,126	71,063	5.5	90,795	89,801	74,727
KREF Lending XII	Match-term	Match-term	150,000	—	—	—	—	—	99,233
KREF Lending V	Match-term	Match-Term	—	—	—	—	—	—	177,408
Warehouse Facility
HSBC Facility	Mar 2026	Mar 2026	500,000	—	—	—	—	—	(12)
Asset Specific Financing
KREF Lending XIII	Oct 2026	Oct 2027	265,625	195,198	194,678	7.4	229,644	226,983	193,285
KREF Lending XI	Mar 2026	Mar 2026	90,000	90,000	90,000	6.4	125,000	124,419	99,967
KREF Lending XIV	Oct 2026	Oct 2027	125,000	80,120	79,780	6.9	100,150	98,875	47,761
Revolving Credit Agreement
Revolver(E)	Mar 2030	Mar 2030	700,000	—	—	—	n.a.	n.a.	80,000
Total / Weighted Average			$6,361,907	$2,871,049	$2,862,689	5.9%			$2,798,674

(A)    Final Stated Maturity is determined based on the maximum maturity of the underlying financing agreements or corresponding loans, assuming all extension options in KREF's discretion are exercised. The weighted average life of the match-term facilities was 1.4 and 2.3 years, based on the current and final stated maturities, respectively, of the average weighted outstanding principal of collateral loans as of December 31, 2025.
(B)    Net of $8.4 million and $6.2 million unamortized deferred financing costs as of December 31, 2025 and December 31, 2024, respectively.
(C)    Including deferred financing costs and the applicable benchmarks of Term SOFR, SONIA or EURIBOR in effect as of December 31, 2025. Average weighted by the outstanding principal of the facility.
(D)    The term loan facility provides asset-based financing on a non-mark-to-market basis with match-term up to five years, with an additional two-year extension available to KREF.
(E)    Borrowing capacity under the Revolver increased from $610.0 million to $660.0 million in March 2025, and further increased to $700.0 million in September 2025. As of December 31, 2025, the revolver carrying value excluded $5.9 million unamortized debt issuance costs presented within "Other assets" on KREF's Consolidated Balance Sheets.

As of December 31, 2025 and December 31, 2024, KREF had secured financing arrangements where the amount at risk with any individual counterparty, or group of related counterparties, exceeded 10.0% of KREF’s stockholders' equity. The amount at risk under these arrangements is the net counterparty exposure, defined as the excess of the carrying amount (or market value, if higher than the carrying amount, for repurchase agreements) of the assets sold under agreement to repurchase, including accrued interest receivable plus any cash or other assets on deposit to secure the repurchase obligation, over the amount of the repurchase liability, adjusted for accrued interest payable.

KKR Real Estate Finance Trust Inc.
Notes to Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)
The following table summarizes certain characteristics of KREF's repurchase agreements where the amount at risk with any individual counterparty, or group of related counterparties, exceeded 10.0% of KREF’s stockholders' equity as of December 31, 2025 and December 31, 2024:

	Outstanding Principal	Net Counterparty Exposure	Percent of Stockholders' Equity	Weighted Average Life (Years)(A)
December 31, 2025
Morgan Stanley	$742,301	$367,560	31.3%	2.1
Wells Fargo	579,974	249,598	21.3	1.8
Goldman Sachs	170,200	133,543	11.4	0.6
Total / Weighted Average	$1,492,475	$750,701	64.0%	1.8
December 31, 2024
Morgan Stanley	$755,455	$316,833	23.5%	1.6
Wells Fargo	651,922	282,980	21.0	2.3
Total / Weighted Average	$1,407,377	$599,813	44.5%	1.9

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

Activity — For the years ended December 31, 2025 and 2024, the activity related to the carrying value of KREF’s secured financing agreements were as follows:

Secured Financing Agreements, Net
Balance as of December 31, 2023	$3,782,419
Principal borrowings	601,861
Principal repayments	(1,591,031)
Deferred debt issuance costs	(4,734)
Amortization of deferred debt issuance costs	10,159
Balance as of December 31, 2024	$2,798,674
Principal borrowings	1,717,334
Principal repayments	(1,655,189)
Deferred debt issuance costs	(11,145)
Amortization of deferred debt issuance costs	9,018
Loss (gain) on foreign currency translation	3,997
Balance as of December 31, 2025	$2,862,689

KKR Real Estate Finance Trust Inc.
Notes to Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)

Maturities — KREF’s secured financing arrangements in place as of December 31, 2025 had contractual maturities as follows:

Year	Nonrecourse(A)	Recourse(A)(B)	Total
2026	$305,541	$32,422	$337,963
2027	1,227,812	264,999	1,492,811
2028	185,713	27,271	212,984
2029	77,416	25,805	103,221
2030	534,789	133,753	668,542
2031	41,646	13,882	55,528
	$2,372,917	$498,132	$2,871,049

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

As of December 31, 2025 and 2024, KREF was in compliance with its financial debt covenants.

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

The following tables outline CLO collateral assets and respective borrowing as of December 31, 2025 and 2024:

	December 31, 2025							December 31, 2024
	Facility					Collateral		Facility
	Wtd. Avg. Term(A)	Maximum Facility Size	Outstanding Principal	Carrying Value	Wtd. Avg. Funding Cost(B)	Outstanding Principal	Carrying Value	Carrying Value
KREF 2021-FL2	February 2039	$655,010	$655,010	$654,964	5.3%	$859,760	$818,019	$930,070
KREF 2022-FL3	February 2039	543,368	543,368	543,368	5.5	695,868	694,233	836,034
Total		$1,198,378	$1,198,378	$1,198,332	5.4%	$1,555,628	$1,512,252	$1,766,104

(A)    The term of the CLO notes represents the rated final distribution date. Repayments of CLO notes are dependent on timing of underlying collateral loan asset repayments post reinvestment period.
(B)    Including deferred financing costs and applicable index in effect as of December 31, 2025. Average weighted by the outstanding principal of the facility.

The following table presents the CLO assets and liabilities included in KREF’s Consolidated Balance Sheets:

	December 31, 2025	December 31, 2024
Assets
Commercial real estate loans, held-for-investment	$1,513,255	$2,123,347
Less: Allowance for credit losses	(43,027)	(20,005)
Commercial real estate loans, held-for-investment, net	1,470,228	2,103,342
Accrued interest receivable	5,908	9,785
Other assets(A)	41,896	155
Total	$1,518,032	$2,113,282
Liabilities
Collateralized loan obligations	$1,198,378	$1,766,231
Deferred financing costs	(46)	(127)
Collateralized loan obligations, net	1,198,332	1,766,104
Accrued interest payable	2,548	4,097
Total	$1,200,880	$1,770,201

(A)    Includes $42.0 million of loan repayment proceeds held at servicer as of December 31, 2025.

The following table presents the components of net interest income of CLOs included in KREF’s Consolidated Statements of Income:

	Year Ended December 31,
	2025	2024
Interest income	$131,468	$189,507
Interest expense	87,799	132,033
Net interest income	$43,669	$57,474

KKR Real Estate Finance Trust Inc.
Notes to Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)
Note 7. Secured Term Loan, Net

In March 2025, KREF refinanced the existing secured term loan of $339.5 million with a new $550.0 million secured term loan due March 2032. The transaction was accounted for as a partial debt extinguishment under GAAP. In September 2025, KREF further upsized the secured term loan to $650.0 million and reduced the spread to S+2.5%. The secured term loan is partially amortizing, with an amount equal to 1.0% per annum of the principal balance due in quarterly installments. The secured term loan contains restrictions relating to liens, asset sales, indebtedness, investments and transactions with affiliates, and is secured by KREF level guarantees and does not include asset-based collateral.

Upon the completion of the secured term loan transactions, KREF recorded a $1.1 million issuance discount and $11.4 million in issuance costs. The loan issuance discount and issuance costs were capitalized and amortized into interest expense over the term of the secured term loan. Inclusive of the discount and issuance cost amortization, KREF’s total cost of the secured term loan was S+2.9%, subject to the applicable SOFR floor, as of December 31, 2025.

The following table summarizes KREF’s secured term loan as of December 31, 2025 and 2024, respectively:

	December 31, 2025	December 31, 2024
Principal	$646,750	$339,500
Deferred financing costs	(11,448)	(2,988)
Unamortized discount	(2,786)	(2,659)
Carrying value	$632,516	$333,853

Covenants — KREF is required to comply with customary loan covenants and event of default provisions related to its secured term loan that include, but are not limited to, negative covenants relating to restrictions on operations with respect to KREF’s status as a REIT, and financial covenants. Such financial covenants include a minimum consolidated tangible net worth of $650.0 million and a maximum Total Debt to Total Assets Ratio, as defined in the secured term loan agreements, of 83.3%. KREF was in compliance with such covenants as of December 31, 2025 and 2024.

KKR Real Estate Finance Trust Inc.
Notes to Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)
Note 8. Consolidated Variable Interest Entity Assets and Liabilities, CMBS Trust, at Fair Value

As of December 31, 2025, KREF owned CMBS B-Pieces with an outstanding principal balance of $19.5 million and an estimated fair value of $9.2 million

KREF has consolidated the CMBS trust from June 18, 2025 (the date of acquisition) through December 31, 2025 after determining that the trust was a VIE and that KREF was the primary beneficiary of such VIE. KREF irrevocably elected the fair value option for the consolidated CMBS trust, and therefore, (i) reported the assets and liabilities of the trust at fair value on the Consolidated Balance Sheets, (ii) recognized changes in the trust's net assets, including fair value adjustments, in the Consolidated Statements of Income, and (iii) presented cash interest received by the trust, net of cash interest paid on CMBS not held by KREF, as operating cash flows in the Consolidated Statements of Cash Flow.

The following table presents the assets and liabilities of the consolidated CMBS trust:

	December 31, 2025	December 31, 2024
Assets
Commercial real estate loans, at fair value	$502,751	$—
Accrued interest receivable	2,479	—
Consolidated variable interest entity assets, CMBS trust, at fair value	$505,230	$—
Liabilities
Commercial mortgage-backed securities, at fair value	$493,680	$—
Accrued interest payable	2,380	—
Consolidated variable interest entity liabilities, CMBS trust, at fair value	$496,060	$—

The following table presents the change in net assets of the consolidated CMBS trust:

	Year Ended December 31,
	2025	2024
Net interest income	$626	$—
Unrealized gain (loss)	104	—
Change in net assets of consolidated variable interest entity, CMBS trust	$730	$—

See Note 17 for additional information regarding the valuation of financial assets and liabilities of KREF's consolidated CMBS trust.

KKR Real Estate Finance Trust Inc.
Notes to Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)
Concentration of Credit Risk — The following tables present the geographies and property types of collateral underlying the consolidated CMBS trust, as a percentage of the collateral outstanding principal amounts:

	December 31, 2025	December 31, 2024		December 31, 2025	December 31, 2024
Geography			Collateral Property Type
New York	46.2%	—%	Office	26.6%	—%
California	17.4	—	Retail	24.1	—
Oregon	10.0	—	Co-op	22.8	—
Maryland	9.9	—	Mixed Use	13.0	—
Arizona	5.1	—	Multifamily	11.7	—
North Carolina	2.2	—	Self-Storage	1.8	—
Florida	1.4	—	Total	100.0%	—%
Tennessee	1.2	—
Alabama	1.1	—
Georgia	1.0	—
Ohio	1.0	—
Other U.S.	3.5	—
Total	100.0%	—%

KKR Real Estate Finance Trust Inc.
Notes to Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)
Note 9. Other Assets and Liabilities

The following tables present the components of KREF's other assets and other liabilities as of December 31, 2025 and 2024, respectively:

	December 31, 2025	December 31, 2024
Other assets
Restricted cash	$2,721	$1,614
Loan principal repayments held by a servicer	74,279	—
Deferred financing cost, Revolver	5,887	2,811
Assets related to real estate owned, held for investment	2,720	2,651
Other	2,043	1,777
Total	$87,650	$8,853
Other liabilities
Liabilities related to real estate owned, held for investment	$5,342	$4,298
Allowance for credit losses on unfunded commitments	2,201	2,478
Foreign currency forward contracts	1,265	—
Other	1,676	1,748
Total	$10,484	$8,524

KKR Real Estate Finance Trust Inc.
Notes to Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)
Note 10. Derivative Financial Instruments

KREF utilizes forward currency contracts to hedge exposure to future principal payments associated with loans denominated in foreign currencies.

KREF’s non-U.S. dollar denominated investments expose the Company to movements in foreign interest rates and foreign currency exchange rates, which may affect the value of related principal repayments when translated into U.S. dollar. To manage this exposure, KREF uses foreign currency forward contracts to hedge the value of, or to fix the U.S. dollar amount of, certain investments and related cash flows.

The following table presents the outstanding derivative financial instruments as of December 31, 2025:

	December 31, 2025
Derivative Type	Number of Contracts	Notional Amount	Maturity	Weighted Average Maturity (Years)
Forward Contract - EUR	2	€24,746	September 2028 - November 2029	3.3
Forward Contract - GBP	2	£28,358	May 2029 - November 2029	3.4

KREF has not designated any of its derivative instruments as hedges as defined under ASC 815; accordingly, changes in the fair value of these derivative instruments are recognized in the Consolidated Statements of Income. The following table presents the effect of the derivatives financial instruments on the Consolidated Statements of Income for the year ended December 31, 2025:

		Year Ended
	Location of Gain (Loss) Recognized	December 31, 2025
Unrealized gain (loss) on derivative instruments	Gain (loss) on foreign currency forward contracts	$(1,305)
Forward points on derivative instruments(A)	Gain (loss) on foreign currency forward contracts	40
Total		$(1,265)

(A)    Represents the amortization of forward points on foreign currency forward contracts, reflecting interest rate differentials between applicable base rates of foreign currency investments and the prevailing U.S. interest rate.

KKR Real Estate Finance Trust Inc.
Notes to Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)
Note 11. Consolidation and Equity Method Investments

Consolidated Variable Interest Entity, CMBS Trust

KREF consolidates a CMBS trust when it determines that such trust is a VIE and that KREF is the primary beneficiary of such VIE (Note 8). Management considers KREF to be the primary beneficiary of such CMBS trust as KREF has the ability to control the most significant activities of the trust, the obligation to absorb losses, and the right to receive benefits of the trust through the CMBS B-Pieces.

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

Consolidated Real Estate Owned Joint Ventures

Portland, OR Retail / Redevelopment — In December 2021, KREF took title to a Portland retail property and contributed a portion of the REO asset to a REO JV with a JV Partner, where KREF had a 90% interest and the JV Partner had a 10% interest. Management determined the REO JV to be a VIE as the REO JV has insufficient equity-at-risk and concluded that KREF is the primary beneficiary of the REO JV as KREF holds decision-making power over the activities that most significantly impact the economic performance and has the obligation to absorb losses, or the right to receive benefits, that could be potentially significant to the REO JV. As of December 31, 2025, KREF had a priority of distributions up to $81.1 million before the JV Partner can participate in the economics of the REO JV.

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

Equity Method Investment, CMBS B-Pieces

As of December 31, 2025, KREF held a 3.5% interest in RECOP I, an unconsolidated VIE of which KREF is not the primary beneficiary. The aggregator vehicle in which KREF invests is controlled and advised by affiliates of the Manager. RECOP I primarily acquired junior tranches of CMBS newly issued by third parties. KREF will not pay any fees to RECOP I, but KREF bears its pro rata share of RECOP I's expenses. KREF reported its share of the net asset value of RECOP I in its Consolidated Balance Sheets, presented as “Equity method investment, CMBS B-Pieces” and its share of net income, presented as “Income (loss) from equity method investments” in the Consolidated Statements of Income.

Equity Method Investment, Unconsolidated entity

In October 2025, KREF acquired a 50% economic interest in an affiliated company, which invested in a senior mortgage loan that is collateralized by industrial properties in France. The affiliated company's investment in the underlying senior mortgage loan is 80% financed with a funding cost of EURIBOR + 1.6%. KREF does not have unilateral authority to direct the activities that most significantly impact the affiliated company's economic performance. Accordingly, KREF reported the net investment

KKR Real Estate Finance Trust Inc.
Notes to Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)
value of the economic interest in its Consolidated Balance Sheets, presented as “Equity method investment, unconsolidated entity”, and its share of net income, presented as “Income (loss) from equity method investments”, on the Consolidated Statements of Income.

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

Common Stock — As of December 31, 2025, there were 65,488,680 common shares issued and 64,367,737 common shares outstanding, which included 1,498,499 net shares of common stock issued in connection with cumulative vested restricted stock units.

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

During the year ended December 31, 2025, KREF repurchased 4,629,824 shares of its common stock under the repurchase program at an average price per share of $9.35 for a total of $43.3 million. As of December 31, 2025, 1,120,943 of the repurchased shares were not retired and were recorded as "Repurchased stock" on the Consolidated Balance Sheets. As of December 31, 2025, KREF had $46.7 million of remaining capacity to repurchase shares under the program.

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

During the year ended December 31, 2025, KREF did not issue or sell any shares of common stock under the ATM. As of December 31, 2025, $93.2 million remained available for issuance under the ATM.

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

KKR Real Estate Finance Trust Inc.
Notes to Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)
Dividends — During the years ended December 31, 2025 and 2024, KREF's board of directors declared the following dividends on shares of its common stock:

			Amount
Declaration Date	Record Date	Payment Date	Per Share	Total
2025
March 14, 2025	March 31, 2025	April 15, 2025	$0.25	$16,956
June 10, 2025	June 30, 2025	July 15, 2025	0.25	16,419
September 11, 2025	September 30, 2025	October 15, 2025	0.25	16,307
December 10, 2025	December 31, 2025	January 15, 2026	0.25	16,092
				$65,774
2024
February 1, 2024	March 28, 2024	April 15, 2024	$0.25	$17,328
June 13, 2024	June 28, 2024	July 15, 2024	0.25	17,333
September 13, 2024	September 30, 2024	October 15, 2024	0.25	17,333
December 12, 2024	December 31, 2024	January 15, 2025	0.25	17,178
				$69,172

During the years ended December 31, 2025 and 2024, KREF's board of directors declared the following dividends on shares of its Series A Preferred Stock:

			Amount
Declaration Date	Record Date	Payment Date	Per Share	Total
2025
January 31, 2025	February 28, 2025	March 14, 2025	$0.41	$5,326
April 21, 2025	May 30, 2025	June 13, 2025	0.41	5,326
July 17, 2025	August 29, 2025	September 15, 2025	0.41	5,326
October 16, 2025	November 28, 2025	December 15, 2025	0.41	5,326
				$21,304
2024
February 1, 2024	February 29, 2024	March 15, 2024	$0.41	$5,326
April 19, 2024	May 31, 2024	June 14, 2024	0.41	5,326
July 19, 2024	August 30, 2024	September 13, 2024	0.41	5,326
October 18, 2024	November 29, 2024	December 13, 2024	0.41	5,326
				$21,304

KKR Real Estate Finance Trust Inc.
Notes to Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)
Note 13. Stock-based Compensation

KREF is externally managed by the Manager and does not currently have any employees. However, as of December 31, 2025, certain individuals employed by the Manager and affiliates of the Manager and certain members of KREF's board of directors were compensated, in part, through the issuance of stock-based awards.

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
Under the Incentive Plan, a total of 2,750,000 shares of common stock, will be available for awards to certain members of KREF’s board of directors and employees of the Manager or its affiliates, none of whom are KREF employees. No awards may be granted under the Incentive Plan on or after April 25, 2035. The Incentive Plan will continue to apply to awards granted prior to such date. During the years ended December 31, 2025 and 2024, 686,935 and 681,350 restricted stock unit (“RSU”) awards were granted to KREF's directors and employees of the Manager or its affiliates under the Prior Plan.

RSUs awarded to employees of the Manager or its affiliates, generally vest over three consecutive one-year periods and awards to certain members of KREF's board of directors generally vest over a one-year period, pursuant to the terms of the respective award agreements and the terms of the Incentive Plan. All outstanding RSU awards were entitled to nonforfeitable dividends during the vesting periods, at the same rate as those declared on the common stock. As of December 31, 2025, 2,289,960 shares of common stock remained available for awards under the Incentive Plan.

The following table summarizes the activity in KREF’s outstanding RSUs and the weighted-average grant date fair value per RSU:

	Restricted Stock Units	Weighted Average Grant Date Fair Value Per RSU(A)
Unvested as of December 31, 2024	1,248,813	$12.35
Granted	686,935	8.51
Vested	(629,950)	12.71
Forfeited / cancelled	(10,002)	11.84
Unvested as of December 31, 2025	1,295,796	$10.14

(A)    The grant-date fair value is based upon the closing price of KREF’s common stock at the date of grant.

KREF expects the unvested RSUs outstanding to vest during the following years:

Year	Restricted Stock Units
2026	612,361
2027	475,101
2028	208,334
Total	1,295,796

KREF recognizes the compensation cost of RSUs awarded to employees of the Manager, or one or more of its affiliates, on a straight-line basis over the awards’ term at their grant date fair value, consistent with the RSUs awarded to certain members of KREF's board of directors.

During the years ended December 31, 2025, 2024 and 2023, KREF recognized $7.9 million, $8.3 million and $8.1 million respectively, of stock-based compensation expense included in “General and administrative” expense in the Consolidated Statements of Income. As of December 31, 2025, there was $11.4 million of total unrecognized stock-based compensation expense related to unvested share-based compensation arrangements. This cost is expected to be recognized over a weighted average period of 1.1 year.

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

During the year ended December 31, 2025, 189,777 vested RSUs were deferred under the Deferral Plan. As of December 31, 2025, there were 395,889 DSUs outstanding.

Participating Securities' Share in Earnings — During the years ended December 31, 2025, 2024 and 2023, KREF declared $1.5 million, $1.2 million and $1.8 million respectively, of nonforfeitable dividends on unvested RSUs and outstanding DSUs. Such nonforfeitable dividends were deducted from “Retained earnings (Accumulated deficit)” in the Consolidated Statement of Changes in Equity.

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

For the years ended December 31, 2025, 2024 and 2023, 41,687, 44,589, and 18,209 weighted average unvested RSUs, respectively, were excluded from the calculation of diluted EPS because the effect was anti-dilutive.

The following table illustrates the computation of basic and diluted EPS for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
	2025	2024	2023
Earnings
Net income (loss)	$(47,051)	$35,591	$(30,851)
Less: Preferred stock dividends	21,304	21,304	21,304
Less: Participating securities' share in earnings	1,530	1,216	1,764
Net income (loss) attributable to common stockholders, basic and diluted	$(69,885)	$13,071	$(53,919)

Shares
Weighted average common shares outstanding	66,538,387	69,277,882	69,154,447
Add: Weighted average deferred stock units	269,045	119,008	25,592
Diluted weighted average common shares outstanding	66,807,432	69,396,890	69,180,039

Net income (loss) attributable to common stockholders, per:
Basic and diluted common share	$(1.05)	$0.19	$(0.78)

KKR Real Estate Finance Trust Inc.
Notes to Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)
Note 15. Commitments and Contingencies

As of December 31, 2025, KREF was subject to the following commitments and contingencies:

Litigation — From time to time, KREF may be involved in various claims and legal actions arising in the ordinary course of business. KREF establishes an accrued liability for legal proceedings only when those matters present loss contingencies that are both probable and reasonably estimable.

As of December 31, 2025, KREF was not involved in any material legal proceedings regarding claims or legal actions against KREF.

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

Capital Commitments — As of December 31, 2025, KREF had future funding commitments of $413.9 million related to its investments in commercial real estate loans. These future funding commitments primarily relate to construction projects, capital improvements, tenant improvements and leasing commissions. Generally, funding commitments are subject to certain conditions that must be met, such as customary construction draw certifications, minimum credit metrics or executions of new leases before advances are made to the borrower.

In January 2017, KREF committed $40.0 million to invest in an aggregator vehicle alongside RECOP I. The two-year investment period for RECOP I ended in April 2019. As of December 31, 2025, KREF had a remaining commitment of $4.3 million to RECOP I.

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

Related Party Services

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

KKR Real Estate Finance Trust Inc.
Notes to Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)
The following table summarizes the fees incurred in connection with the Management Agreement and various related parties services:

		Year Ended December 31,
		2025	2024	2023
Manager	Management fees	$22,677	$24,533	$26,171
Manager	Incentive compensation	—	—	2,491
Manager	Expense reimbursements	6,281	5,731	6,581
KCM	Structuring fees	7,301	—	—
K-Star	Diligence and servicing fees	391	—	—
Total		$36,650	$30,264	$35,243

Management fees are paid one quarter in arrears and, together with any accrued expense reimbursements, KCM and K-Star fees, are included within "Due to related parties" in the Consolidated Balance Sheets.

Real Estate Owned and Equity Method Investment, Real Estate Asset

In June 2024, KREF and a KKR affiliate took title to a Mountain View, CA office property. The property was held in a joint venture where KREF and the KKR affiliate held a 68.9% and 31.1% interest, respectively, and shared decision-making (Note 11).

In June 2024, KREF and a KKR affiliate took title to a Seattle, WA life science property through a deed-in-lieu of foreclosure under a TIC agreement. Under the TIC agreement, KREF and the KKR affiliate held an economic interest of 74.6% and 25.4%, respectively, and shared decision-making (Note 11).

Equity Method Investment, Unconsolidated Entity

In October 2025, KREF acquired an economic interest in an affiliated company, which invested in a senior mortgage loan that is collateralized by industrial properties in France. KREF holds an economic interest of 50%, and does not have unilateral authority to direct the activities that most significantly impact the affiliated company's economic performance (Note 11).

Consolidated CMBS Trust

In June 2025, KREF and a KKR affiliate invested in securities issued by a CMBS trust controlled and consolidated by KREF (Note 8). As of December 31, 2025, the CMBS securities held by the KKR affiliate had a fair value of $54.6 million and was presented within "Consolidated variable interest entity liabilities, CMBS trust, at fair value" on the Consolidated Balance Sheets.

Co-Borrowing Financing Facility

In June 2025, KREF, through a wholly owned subsidiary ("KREF Borrower"), and a KKR affiliate, through a wholly owned subsidiary ("Other KKR Borrower"), entered into a term lending financing facility with a financial institution ("KREF Lending XVI Facility"). Currently the facility is collateralized by one loan investment, but could be expanded in the future to include more loan investments. In such event, all loan investments thereunder would be cross-collateralized. An affiliate of KREF Borrower ("KREF Guarantor") guarantees the obligations of KREF Borrower, and an affiliate of Other KKR Borrower guarantees the obligations of Other KKR Borrower, with each respective guarantor's liability capped at its respective borrower's share of the KREF Lending XVI Facility. As of December 31, 2025, KREF’s share of the outstanding financing principal was 50%, or $100.0 million.

KKR Real Estate Finance Trust Inc.
Notes to Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)
Note 17. Fair Value of Financial Instruments

The carrying values and fair values of KREF’s financial assets and liabilities recorded at fair value on a recurring basis, as well as other financial instruments not carried at fair value, as of December 31, 2025, were as follows:

				Fair Value
	Principal Balance	Amortized Cost	Carrying Value	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$84,617	$84,617	$84,617	$84,617	$—	$—	$84,617
Commercial real estate loans, held-for-investment, net	5,361,863	5,347,756	5,145,832	—	—	5,146,650	5,146,650
Consolidated variable interest entity assets, CMBS trust, at fair value	489,940	488,603	502,751	—	—	502,751	502,751
Total	$5,936,420	$5,920,976	$5,733,200	$84,617	$—	$5,649,401	$5,734,018
Liabilities
Secured financing agreements, net	$2,871,049	$2,862,689	$2,862,689	$—	$—	$2,862,689	$2,862,689
Collateralized loan obligations, net	1,198,378	1,198,332	1,198,332	—	—	1,189,911	1,189,911
Secured term loan, net	646,750	632,516	632,516	—	651,601	—	651,601
Consolidated variable interest entity liabilities, CMBS trust, at fair value	470,444	479,636	493,680	—	—	493,680	493,680
Foreign currency forward contracts(A)	1,265	1,265	1,265	—	1,265	—	1,265
Total	$5,187,886	$5,174,438	$5,188,482	$—	$652,866	$4,546,280	$5,199,146

(A)    Included within "Other liabilities" on the Consolidated Balance Sheets.

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

The following table presents the activities of Level 3 financial assets and liabilities recorded at fair value:

KKR Real Estate Finance Trust Inc.
Notes to Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)

	Consolidated variable interest entity assets, CMBS trust, at fair value	Consolidated variable interest entity liabilities, CMBS trust, at fair value	Net
Balance as of December 31, 2024	$—	$—	$—
Purchases and repayments
Purchases	8,967	—	8,967
Consolidation of CMBS trust	480,666	480,666	—
Repayments	(1,030)	(1,030)	—
Gains (losses) included in net income
Unrealized gain (loss) included in change in net assets of consolidated variable interest entity, CMBS trust	14,148	14,044	104
Other(A)	2,479	2,380	99
Balance as of December 31, 2025	$505,230	$496,060	$9,170

(A)     Primarily consists of changes in accrued interest.

The following table contains the Level 3 inputs used to value assets and liabilities on a recurring and nonrecurring basis or where KREF discloses fair value as of December 31, 2025:

	Fair Value	Valuation Methodologies	Unobservable Inputs	Weighted Average(A)	Range
Assets
Commercial real estate loans, held-for-investment	$5,146,650	Discounted cash flow	Discount margin	4.1%	2.6% - 8.9%
			Capitalization rate	8.4%	5.4% - 10.3%
			Discount rate	10.4%	8.5% - 11.0%
Consolidated variable interest entity assets, CMBS trust, at fair value	502,751	Discounted cash flow	Yield	6.0%	4.1% - 33.3%
			Duration	6.8	2.2 - 7.1

Liabilities
Consolidated variable interest entity liabilities, CMBS trust, at fair value	$493,680	Discounted cash flow	Yield	6.0%	4.1% - 33.3%
			Duration	6.8	2.2 - 7.1

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

Assets and Liabilities for Which Fair Value is Only Disclosed

KREF does not carry its secured financing agreements at fair value as management did not elect the fair value option for these liabilities. As of December 31, 2025, the fair value of KREF's financing facilities approximated their respective carrying value.

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

KREF consolidates subsidiaries that incur U.S. federal, state and local income taxes, based on the tax jurisdiction in which each subsidiary operates. During the years ended December 31, 2025, 2024 and 2023, KREF recorded income tax expense of ($0.2) million, $0.2 million and $0.7 million, respectively, related to the operations of its taxable REIT subsidiaries and various other state and local taxes. There were no material deferred tax assets or liabilities as of December 31, 2025 and December 31, 2024.

Common stock distributions treated as dividends for tax purposes were taxable as follows:

Year	Ordinary Dividends	Qualified Dividends	Long Term Capital Gain	Return of Capital
2025	63.2%	—%	—%	36.8%
2024	—	—	—	100.0
2023	91.5	—	—	8.5

KKR Real Estate Finance Trust Inc.
Notes to Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)
Note 19. Subsequent Event

In January 2026, KREF paid $16.1 million in dividends on its common stock, or $0.25 per share, with respect to the fourth quarter of 2025, to stockholders of record on December 31, 2025.

In January 2026, KREF repurchased 92,094 shares for an aggregate cost of $0.8 million, and retired 1,213,037 shares of common stock. Upon retirement, the shares were returned to authorized but unissued status, resulting in a reduction of common stock and additional paid-in capital.

In January 2026, KREF entered discussions with the borrower on its life science loan in Boston, MA, which as of December 31, 2025 was risk-rated 3 with an outstanding principal balance of $229.6 million. Based on these discussions, KREF expects to downgrade the loan in the first quarter of 2026. As a result, KREF anticipates that the allowance for credit losses related to this loan will increase in the first quarter of 2026, however, the amount of such increase cannot be reasonably estimated at this time. As of the date of this annual report, the loan remains current on all contractual interest payments. The loan’s next maturity date is August 2026 and the final maturity is August 2027.

KKR Real Estate Finance Trust Inc.
Notes to Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)
Note 20. Summary Quarterly Consolidated Financial Information (Unaudited)
The following tables summarize KREF's quarterly financial data which, in the opinion of management, reflects all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of KREF's results of operations for the years ended December 31, 2025 and 2024:

	2025
	Quarter Ended				Year Ended
	March 31	June 30	September 30	December 31	December 31, 2025
Net Interest Income
Interest income	$113,967	$112,272	$108,019	$101,341	$435,599
Interest expense	82,626	82,101	82,685	75,549	322,961
Total net interest income	31,341	30,171	25,334	25,792	112,638
Other Income	3,875	5,700	6,080	6,848	22,503
Operating Expenses	40,965	66,444	18,642	59,735	185,786
Income (Loss) Before Income Taxes	(5,749)	(30,573)	12,772	(27,095)	(50,645)
Income tax expense	—	—	—	(156)	(156)
Net Income (Loss)	$(5,749)	$(30,573)	$12,772	$(26,939)	$(50,489)
Net income (loss) attributable to noncontrolling interests	(888)	(847)	(1,006)	(697)	(3,438)
Net Income (Loss) Attributable to KKR Real Estate Finance Trust Inc. and Subsidiaries	(4,861)	(29,726)	13,778	$(26,242)	$(47,051)
Preferred stock dividends	5,326	5,326	5,326	5,326	21,304
Participating securities' share in earnings	363	373	373	421	1,530
Net Income (Loss) Attributable to Common Stockholders	$(10,550)	$(35,425)	$8,079	$(31,989)	$(69,885)

Net Income (Loss) Per Share of Common Stock
Basic and Diluted	$(0.15)	$(0.53)	$0.12	$(0.49)	$(1.05)

Weighted Average Number of Shares of Common Stock Outstanding
Basic and Diluted	68,765,877	67,191,309	65,876,727	65,442,561	66,807,432

KKR Real Estate Finance Trust Inc.
Notes to Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)

	2024
	Quarter Ended				Year Ended
	March 31	June 30	September 30	December 31	December 31, 2024
Net Interest Income
Interest income	$151,620	$149,249	$140,150	$123,610	$564,629
Interest expense	112,476	108,816	103,145	88,476	412,913
Total net interest income	39,144	40,433	37,005	35,134	151,716
Other Income	7,615	7,220	10,015	4,657	29,507
Operating Expenses	50,147	22,054	54,257	20,190	146,648
Income (Loss) Before Income Taxes	(3,388)	25,599	(7,237)	19,601	34,575
Income tax expense	41	71	91	45	248
Net Income (Loss)	$(3,429)	$25,528	$(7,328)	$19,556	$34,327
Net income (loss) attributable to noncontrolling interests	(321)	(304)	60	(699)	(1,264)
Net Income (Loss) Attributable to KKR Real Estate Finance Trust Inc. and Subsidiaries	$(3,108)	$25,832	$(7,388)	$20,255	$35,591
Preferred stock dividends	5,326	5,326	5,326	5,326	21,304
Participating securities' share in earnings	305	283	277	351	1,216
Net Income (Loss) Attributable to Common Stockholders	$(8,739)	$20,223	$(12,991)	$14,578	$13,071

Net Income (Loss) Per Share of Common Stock
Basic and Diluted	$(0.13)	$0.29	$(0.19)	$0.21	$0.19

Weighted Average Number of Shares of Common Stock Outstanding
Basic and Diluted	69,386,568	69,423,244	69,434,938	69,342,983	69,396,890

Schedule IV - Mortgage Loans on Real Estate
December 31, 2025
(dollars in millions)

Type of Loan	Description / Location	Interest Rates(A)				Maturity Date(B)	Payment Terms(C)	Principal Amount	Carrying Value
Senior Loans(D)
Senior Loans in excess of 3% of the carrying value of total loans
Senior Loan 1	Industrial / Various, U.S.	+	2.7%			May 2027	I/O	$252.3	$252.3
Senior Loan 2	Life Science / Massachusetts	+	4.2%			August 2027	I/O	229.6	229.2
Senior Loan 3	Office / Washington	+	3.7%			April 2027	I/O	224.6	224.5
Senior Loan 4	Multifamily / California	+	2.9%			March 2026	I/O	220.0	220.0
Senior Loan 5	Industrial / New York	+	8.2%			March 2026	I/O	217.2	216.4
Senior Loan 6	Office / Washington, D.C.	+	3.4%			December 2027	I/O	180.5	180.3
Senior Loan 7	Multifamily / Florida	+	2.8%			January 2027	I/O	171.4	171.4
Senior Loans less than 3% of the carrying value of total loans
Senior Loans	Multifamily / Various	+	2.3%	—	3.9%	2026 - 2030	I/O	1,767.9	1,763.2
Senior Loans	Office / Various	+	2.3%	—	4.1%	2026 - 2030	I/O	815.6	812.6
Senior Loans	Life Science / Various	+	1.0%	—	4.5%	2026 - 2028	I/O	505.7	505.2
Senior Loans	Industrial / Various	+	2.4%	—	2.9%	2027 - 2030	I/O	491.2	488.1
Senior Loan	Hospitality / Various	+	3.0%	—	3.3%	2030 - 2031	I/O	149.0	147.8
Senior Loan	Student Housing / Pennsylvania	+	3.0%			June 2026	I/O	112.5	112.4
Senior Loan	Mixed Use / Pennsylvania	+	4.0%			July 2029	I/O	24.4	24.4

Total senior loans								$5,361.9	$5,347.8

Mezzanine Loans
Mezzanine Loans in excess of 3% of the carrying value of total loans								—	—
Mezzanine Loans less than 3% of the carrying value of total loans								—	—
Total mezzanine loans								$—	$—

Total loans								$5,361.9	$5,347.8
CECL reserve									(201.9)
Total loans, net									$5,145.8

(A)    Expressed as a spread over Term SOFR, SONIA or EURIBOR.
(B)    Maturity date assumes all extension options are exercised, if applicable.
(C)    I/O = interest only until final maturity unless otherwise noted.
(D)    Senior loans include senior mortgages and similar credit quality investments.

For the activity within KREF's loan portfolio during the year ended December 31, 2025, refer to Note 3 of the consolidated financial statements.

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

As of December 31, 2025, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2025, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

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

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) of the Exchange Act) occurred during the quarter ended December 31, 2025 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

As previously disclosed, effective as of January 30, 2026, Kelly Galligan ceased to serve as the Company's General Counsel and Secretary.

Rule 10b5-1 Trading Plans

During the quarter ended December 31, 2025, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

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

The remaining information required by this item is incorporated by reference to the company’s definitive proxy statement to be filed not later than April 30, 2026 with the SEC pursuant to Regulation 14A under the Exchange Act.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the company’s definitive proxy statement to be filed not later than April 30, 2026 with the SEC pursuant to Regulation 14A under the Exchange Act.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to the company’s definitive proxy statement to be filed not later than April 30, 2026 with the SEC pursuant to Regulation 14A under the Exchange Act.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to the company’s definitive proxy statement to be filed not later than April 30, 2026 with the SEC pursuant to Regulation 14A under the Exchange Act.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to the company’s definitive proxy statement to be filed not later than April 30, 2026 with the SEC pursuant to Regulation 14A under the Exchange Act.

PART IV.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)    The following documents are filed as part of the Annual Report on Form 10-K.

1.    Financial Statements

    See Item 8 to the Annual Report on Form 10-K.

2.    Financial Statement Schedule:
    See Schedule IV — Mortgage Loans on Real Estate as of December 31, 2025 of the Annual Report on Form 10-K.

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

10.16
Fourth Amendment to Guaranty Agreement, effective as of March 6, 2025, between KKR Real Estate Finance Holdings L.P. and Morgan Stanley Bank, N.A. (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2025).

Exhibit Number	Exhibit Description
10.17
Second Amendment to Guaranty Agreement, dated as of September 20, 2024, between KKR Real Estate Finance Holdings L.P. and Morgan Stanley Bank, N.A.. (as the assignee of all of the rights and obligations of MUFG Bank Ltd. under the Program Documents) (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2024)

10.18
Third Amendment to Guaranty Agreement, effective as of March 6, 2025, between KKR Real Estate Finance Holdings L.P. and Morgan Stanley Bank, N.A. (as the assignee of all the rights and obligations of MUFG Bank Ltd. under the Program Documents) (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2025).

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

10.25
Seventh Amendment to Master Repurchase Agreement, dated December 29, 2021, between Morgan Stanley Bank, N.A. and KREF Lending IV LLC and KKR Real Estate Finance Holdings L.P. (incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021).

10.26
Eighth Amendment to Master Repurchase Agreement, dated February 15, 2022, among Morgan Stanley Bank, N.A., KREF Lending IV LLC, and KKR Real Estate Finance Holdings L.P. (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022).

10.27
Ninth Amendment to Master Repurchase Agreement, dated March 30, 2023, among Morgan Stanley Bank, N.A., KREF Lending IV LLC, and KKR Real Estate Finance Holdings L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023).

10.28
Tenth Amendment to Master Repurchase Agreement, dated September 6, 2023, among Morgan Stanley Bank, N.A., KREF Lending IV LLC, and KKR Real Estate Finance Holdings L.P. (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2023).

Exhibit Number	Exhibit Description
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

10.31
Ninth Amendment, dated as of September 16, 2024, to the Credit Agreement among KREF Holdings X LLC, KKR Real Estate Finance Holdings L.P., Morgan Stanley Senior Funding Inc., as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2024)

10.32*
Tenth Amendment, dated as of March 5, 2025, to the Credit Agreement among KREF Holdings X LLC, KKR Real Estate Finance Holdings L.P., the lenders party thereto and Morgan Stanley Senior Funding Inc., as administrative agent (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2025).

10.33*
Lender Joinder Agreement No. 6, dated as of March 28, 2022, to the Credit Agreement among KREF Holdings X LLC, KKR Real Estate Finance Holdings L.P., Morgan Stanley Senior Funding Inc., as administrative agent, and the new lender party thereto (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022).

10.34*
Lender Joinder Agreement No. 7, dated as of March 31, 2022, to the Credit Agreement among KREF Holdings X LLC, KKR Real Estate Finance Holdings L.P., Morgan Stanley Senior Funding Inc., as administrative agent, and the new lenders party thereto (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022).

10.35*
Lender Joinder Agreement No. 8, dated as of April 4, 2022, to the Credit Agreement among KREF Holdings X LLC, KKR Real Estate Finance Holdings L.P., Morgan Stanley Senior Funding Inc., as administrative agent, and the new lenders party thereto (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022).

10.36*
Lender Joinder Agreement No. 9, dated as of April 19, 2022, to the Credit Agreement among KREF Holdings X LLC, KKR Real Estate Finance Holdings L.P., Morgan Stanley Senior Funding Inc., as administrative agent, and the new lenders party thereto (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2025).

10.37*
Lender Joinder Agreement No. 10, dated as of September 10, 2025, to the Credit Agreement among KREF Holdings X LLC, KKR Real Estate Finance Holdings L.P., Morgan Stanley Senior Funding Inc., as administrative agent, and the new lenders party thereto (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2025).

10.38
Amended and Restated Master Repurchase and Securities Contract, dated as of April 7, 2017, between KREF Lending I LLC and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.20 to the Company’s Registration on Form S-11/A filed on April 13, 2017).

10.39
Amendment No. 1 to Amended and Restated Master Repurchase and Securities Contract, dated as of September 20, 2017, between KREF Lending I LLC and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017).

10.40
Amendment No. 2 to Amended and Restated Master Repurchase and Securities Contract, dated as of November 28, 2018, between KREF Lending I LLC and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019).

Exhibit Number	Exhibit Description
10.41
Amendment No. 3 to Amended and Restated Master Repurchase and Securities Contract, dated as of September 23, 2021, between KREF Lending I LLC and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021).

10.42
Amendment No. 4 to Amended and Restated Master Repurchase and Securities Contract, dated as of September 23, 2024, between KREF Lending I LLC and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024).

10.43
Letter Agreement, dated March 27, 2019, amending the Amended and Restated Master Repurchase and Securities Contract between KREF Lending I LLC and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019).

10.44
Guarantee Agreement, dated as of October 21, 2015, made by KKR Real Estate Finance Holdings L.P. in favor of Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.13 to the Company’s Registration on Form S-11 filed on April 3, 2017).

10.45
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

10.46
Amendment No. 3 to Guarantee Agreement, dated as of April 7, 2017, between Wells Fargo Bank, National Association and KKR Real Estate Finance Holdings L.P. (incorporated by reference to Exhibit 10.21 to the Company’s Registration on Form S-11/A filed on April 13, 2017).

10.47
Amendment No. 4 to Guarantee Agreement, dated as of December 28, 2018, between Wells Fargo Bank, National Association and KKR Real Estate Finance Holdings L.P (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018).

10.48
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

10.50
Amendment No. 7 to Guarantee Agreement, dated as of September 20, 2024, between Wells Fargo Bank, National Association and KKR Real Estate Finance Holdings L.P. (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2024).

10.51
Amendment No. 8 to Guarantee Agreement, dated as of March 6, 2025 between Wells Fargo Bank, National Association and KKR Real Estate Finance Holdings L.P. (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2025).

10.52
Master Repurchase Agreement and Securities Contract, dated July 27, 2021, among MUFG Union Bank, N.A. and KREF Lending IX LLC (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022).

10.53
Limited Guaranty, dated as of July 27, 2021, made by KKR Real Estate Finance Holdings L.P. in favor of MUFG Union Bank, N.A. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022).

Exhibit Number	Exhibit Description
10.54
Omnibus Amendment and Reaffirmation Agreement to the MUFG Repurchase Agreement, dated March 31, 2022, among KREF Lending IX LLC, KREF Holdings IX LLC, KREF Capital LLC, KKR Real Estate Finance Holdings L.P. and MUFG Bank, Ltd. (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022).

10.55*
Second Omnibus Amendment and Reaffirmation Agreement to the MUFG Repurchase Agreement, dated August 23, 2022, among KREF Lending IX LLC, KREF Holdings IX LLC, KREF Capital LLC, KKR Real Estate Finance Holdings L.P. and MUFG Bank, Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022).

10.56
Third Omnibus Amendment and Reaffirmation Agreement to the MUFG Repurchase Agreement, dated September 26, 2023, among KREF Lending IX LLC, KREF Holdings IX LLC, KREF Capital LLC, KKR Real Estate Finance Holdings L.P. and MUFG Bank, Ltd. (incorporated by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2023).

10.57
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

10.58
Trademark License Agreement, dated as of May 4, 2017, between Kohlberg Kravis Roberts & Co. L.P. and KKR Real Estate Finance Trust Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 10, 2017).

10.59†	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.19 to the Company’s Registration on Form S-11/A filed on April 26, 2017).

10.60†	Amended and Restated KKR Real Estate Finance Trust Inc. 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.18 to the Company’s Registration on Form S-11/A filed on April 26, 2017).

10.61†
Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement for Non-Employee Directors (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021).

10.62†
Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017).

10.63†
Form of 2021 Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.49 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021).

10.64†	KKR Real Estate Finance Trust Inc. Directors and Officers Deferral Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 21, 2022).

10.65
Term Loan Credit Agreement, dated as of March 5, 2025, by and among KREF Holdings X LLC, KKR Real Estate Financing Holdings L.P., the guarantors from time to time party thereto, the lenders from time to time party thereto and Goldman Sachs USA, as administrative agent (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2025).

10.66*
Amendment No. 1 to Term Loan Credit Agreement, dated as of September 8, 2025, by and among KREF Holdings X LLC, KKR Real Estate Financing Holdings L.P., the guarantors from time to time party thereto, the lenders from time to time party thereto and Goldman Sachs USA, as administrative agent (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2025).

Exhibit Number	Exhibit Description
10.67†	KKR Real Estate Finance Trust Inc. 2025 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8 filed on April 30, 2025).

10.68†
Form of Restricted Stock Unit Grant Notice for Non-Employee Directors under the KKR Real Estate Finance Trust Inc. 2025 Omnibus Incentive Plan. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2025).

10.69†
Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2025).

19.1	Policies and Procedures for Trading in Securities of KKR Real Estate Finance Trust Inc.

21.1	Subsidiaries of KKR Real Estate Finance Trust Inc.

23.1	Consent of Deloitte & Touche LLP.

31.1	Certificate of Matthew A. Salem, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Kendra L. Decious, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of Matthew A. Salem, Chief Executive Officer, pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certificate of Kendra L. Decious, Chief Financial Officer, pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

97.1	Policy Relating to Recovery of Erroneously Awarded Compensation (incorporated by reference to Exhibit 97.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2024.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File, formatted in Inline XBRL and contained in Exhibit 101.
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

KKR REAL ESTATE FINANCE TRUST INC.

Date:	February 3, 2026	By:	/s/ Matthew A. Salem
Name: Matthew A. Salem
Title: Chief Executive Officer and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below and on the dates indicated below.

Date:	February 3, 2026	By:	/s/ Matthew A. Salem
Name: Matthew A. Salem
Title: Chief Executive Officer and Director
(Principal Executive Officer)

Date:	February 3, 2026	By:	/s/ Kendra L. Decious
Name: Kendra L. Decious
Title: Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

Date:	February 3, 2026	By:	/s/ Ralph F. Rosenberg
Name: Ralph F. Rosenberg
Title: Director

Date:	February 3, 2026	By:	/s/ Christen E.J. Lee
Name: Christen E.J. Lee
Title: Director

Date:	February 3, 2026	By:	/s/ Terrence R. Ahern
Name: Terrence R. Ahern
Title: Director

Date:	February 3, 2026	By:	/s/ Jonathan A. Langer
Name: Jonathan A. Langer
Title: Director

Date:	February 3, 2026	By:	/s/ Deborah H. McAneny
Name: Deborah H. McAneny
Title: Director

Date:	February 3, 2026	By:	/s/ Irene M. Esteves
Name: Irene M. Esteves
Title: Director

Date:	February 3, 2026	By:	/s/ Paula Madoff
Name: Paula Madoff
Title: Director