Form 10-Q
period 2026-03-31
KKR Real Estate Finance Trust Inc.
filed 2026-04-22
CIK 1631596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026

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

The number of shares of the registrant's common stock, par value $0.01 per share, outstanding as of April 20, 2026 was 64,300,417.

KKR REAL ESTATE FINANCE TRUST INC.
FORM 10-Q
FOR THE QUARTER ENDED March 31, 2026

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

There are many factors that may cause our actual results to differ materially from the forward-looking statements, including factors set forth under Part I, Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the "Form 10-K") and Part I, Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Form 10-Q, as such factors may be updated from time to time in our other periodic filings with the SEC, which are accessible on the SEC's website at www.sec.gov and on the investor relations section of our website at www.kkrreit.com. You should evaluate all forward-looking statements made in this Form 10-Q in the context of these risks and uncertainties.

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

•conflicts with KKR and its related parties, including our Manager, could result in decisions that are not in the best interests of our stockholders;

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

PART I — FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

KKR Real Estate Finance Trust Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)
(Amounts in thousands, except share and per share data)

	March 31, 2026	December 31, 2025
Assets
Cash and cash equivalents	$135,437	$84,617
Commercial real estate loans, held-for-investment	4,885,906	5,347,756
Less: Allowance for credit losses	(258,679)	(201,924)
Commercial real estate loans, held-for-investment, net	4,627,227	5,145,832
Commercial real estate loan, held-for-sale	219,990	—
Real estate owned, held for investment, net	340,002	338,595
Real estate owned assets, held for sale	131,595	130,188
Equity method investments	147,290	147,332
Investments in CMBS securities	26,800	—
Consolidated variable interest entities assets, CMBS trusts, at fair value	1,272,193	505,230
Other assets	49,561	112,849
Total Assets	$6,950,095	$6,464,643

Liabilities and Equity
Liabilities
Secured financing agreements, net	$2,801,204	$2,862,689
Collateralized loan obligations, net	1,066,048	1,198,332
Secured term loan, net	631,478	632,516
Real estate owned liabilities, held for sale	2,970	3,867
Consolidated variable interest entities liabilities, CMBS trusts, at fair value	1,247,858	496,060
Due to related parties	5,515	6,506
Other liabilities	42,134	39,469
Total Liabilities	5,797,207	5,239,439

Commitments and Contingencies (Note 13)	—	—

Equity
Preferred Stock, $0.01 par value, 50,000,000 shares authorized
Series A cumulative redeemable preferred stock, (13,110,000 shares issued and outstanding as of March 31, 2026 and December 31, 2025); liquidation preference of $327,750, or $25.00 per share	131	131
Common stock, $0.01 par value, 300,000,000 authorized (64,275,643 shares issued and outstanding as of March 31, 2026; 65,488,680 shares issued and 64,367,737 shares outstanding as of December 31, 2025)	643	644
Additional paid-in capital	1,678,950	1,687,168
Accumulated deficit	(584,080)	(506,130)
Repurchased stock (1,120,943 shares repurchased as of December 31, 2025)	—	(9,263)
Total KKR Real Estate Finance Trust Inc. Stockholders’ Equity	1,095,644	1,172,550
Noncontrolling interests in equity of consolidated joint ventures	57,244	52,654
Total Equity	1,152,888	1,225,204
Total Liabilities and Equity	$6,950,095	$6,464,643
See Notes to Condensed Consolidated Financial Statements.

KKR Real Estate Finance Trust Inc. and Subsidiaries

Condensed Consolidated Statements of Income (Unaudited)
(Amounts in thousands, except share and per share data)

	Three Months Ended March 31,
	2026	2025
Net Interest Income
Interest income	$95,906	$113,967
Interest expense	69,717	82,626
Total net interest income	26,189	31,341

Other Income
Revenue from real estate owned operations	4,944	2,889
Income (loss) from equity method investments	657	(201)
Change in net assets of consolidated variable interest entities, CMBS trusts	439	—
Gain (loss) on foreign currency translation	(5,377)	—
Gain (loss) on foreign currency forward contracts	6,853	—
Other miscellaneous income	894	1,187
Total other income	8,410	3,875

Operating Expenses
Provision for credit losses, net	73,541	24,863
Expenses from real estate owned operations	8,122	5,474
Management fee to related parties	5,511	5,797
General and administrative	4,584	4,831
Total operating expenses	91,758	40,965

Income (Loss) Before Income Taxes	(57,159)	(5,749)
Income tax expense	—	—
Net Income (Loss)	(57,159)	(5,749)
Net income (loss) attributable to noncontrolling interests	(1,019)	(888)
Net Income (Loss) Attributable to KKR Real Estate Finance Trust Inc. and Subsidiaries	(56,140)	(4,861)
Preferred stock dividends	5,326	5,326
Participating securities' share in earnings	415	363
Net Income (Loss) Attributable to Common Stockholders	$(61,881)	$(10,550)

Net Income (Loss) Per Share of Common Stock
Basic and Diluted	$(0.96)	$(0.15)
Weighted Average Number of Shares of Common Stock Outstanding
Basic and Diluted	64,673,125	68,765,877

Dividends Declared per Share of Common Stock	$0.25	$0.25

See Notes to Condensed Consolidated Financial Statements.

KKR Real Estate Finance Trust Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Equity (Unaudited)
(Amounts in thousands, except share data)

	Series A Preferred Stock		Common Stock
	Shares	Par Value	Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Repurchased Stock	Total KKR Real Estate Finance Trust Inc. Stockholders' Equity	Noncontrolling Interests in Equity of Consolidated Joint Ventures	Total Equity
Balance at December 31, 2025	13,110,000	$131	64,367,737	$644	$1,687,168	$(506,130)	$(9,263)	$1,172,550	$52,654	$1,225,204
Repurchase of common stock	—	—	(92,094)	(1)	—	—	(761)	(762)	—	(762)
Retirement of common stock	—	—	—	—	(10,024)	—	10,024	—	—	—
Stock-based compensation, net	—	—	—	—	1,806	—	—	1,806	—	1,806
Net income (loss)	—	—	—	—	—	(56,141)	—	(56,141)	(1,019)	(57,160)
Contribution by noncontrolling interests	—	—	—	—	—	—	—	—	5,609	5,609
Series A preferred dividends declared, $0.41 per share	—	—	—	—	—	(5,326)	—	(5,326)	—	(5,326)
Common dividends declared, $0.25 per share	—	—	—	—	—	(16,069)	—	(16,069)	—	(16,069)
Participating security dividends declared, $0.25 per share	—	—	—	—	—	(414)	—	(414)	—	(414)
Balance at March 31, 2026	13,110,000	$131	64,275,643	$643	$1,678,950	$(584,080)	$—	$1,095,644	$57,244	$1,152,888

	Series A Preferred Stock		Common Stock
	Shares	Par Value	Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Repurchased Stock	Total KKR Real Estate Finance Trust Inc. Stockholders' Equity	Noncontrolling Interests in Equity of Consolidated Joint Ventures	Total Equity
Balance at December 31, 2024	13,110,000	$131	68,713,596	$686	$1,714,684	$(370,471)	$—	$1,345,030	$53,849	$1,398,879
Repurchase and retirement of common stock	—	—	(889,100)	(8)	(9,823)	—	—	(9,831)	—	(9,831)
Stock-based compensation, net	—	—	—	—	2,127	—	—	2,127	—	2,127
Net income (loss)	—	—	—	—	—	(4,861)	—	(4,861)	(888)	(5,749)
Contribution by noncontrolling interest	—	—	—	—	—	—	—	—	774	774
Series A preferred dividends declared, $0.41 per share	—	—	—	—	—	(5,326)	—	(5,326)	—	(5,326)
Common dividends declared, $0.25 per share	—	—	—	—	—	(16,956)	—	(16,956)	—	(16,956)
Participating security dividends declared, $0.25 per share	—	—	—	—	—	(363)	—	(363)	—	(363)
Balance at March 31, 2025	13,110,000	$131	67,824,496	$678	$1,706,988	$(397,977)	$—	$1,309,820	$53,735	$1,363,555

See Notes to Condensed Consolidated Financial Statements.

KKR Real Estate Finance Trust Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)
(Amounts in thousands)

	Three Months Ended March 31,
	2026	2025
Cash Flows From Operating Activities
Net income (loss)	(57,159)	$(5,749)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Accretion of deferred loan fees and discounts	(4,139)	(3,354)
Payment-in-kind interest	—	(402)
Amortization of deferred debt issuance costs and discounts	3,544	3,083
Loss (income) from equity method investments	495	882
Change in net assets of consolidated variable interest entities, CMBS trusts	(153)	—
Provision for credit losses, net	73,541	24,863
Depreciation and amortization	979	490
Stock-based compensation expense	1,808	2,127
Loss (gain) on foreign currency translation	5,377	—
Loss (gain) on foreign currency forward contract	(6,853)	—
Changes in operating assets and liabilities:
Assets related to real estate owned, held for sale, net of liabilities	(1,749)	(497)
Accrued interest receivable, net	(1,762)	787
Other assets	(4,782)	(2,482)
Accrued interest payable	1,807	(5,178)
Due to related parties	(997)	(122)
Other liabilities	3,187	1,468
Net cash provided by (used in) operating activities	13,144	15,916

Cash Flows From Investing Activities
Proceeds from principal repayments of commercial real estate loans	489,651	182,095
Originations and fundings of commercial real estate loans	(194,737)	(400,204)
Capital expenditures on real estate owned	(2,941)	(1,282)
Contributions to equity method investment, real estate asset	(691)	(1,075)
Payments for investments in CMBS securities	(26,800)	—
Payment to acquire interest in consolidated CMBS trust	(15,010)	—
Net cash provided by (used in) investing activities	249,472	(220,466)

Cash Flows From Financing Activities
Proceeds from borrowings under secured financing agreements	239,677	603,390
Proceeds from issuance of secured term loan	—	209,813
Proceeds from noncontrolling interest contributions	5,609	774
Principal repayments on borrowings under secured financing agreements	(300,147)	(377,004)
Principal repayments on borrowings under collateralized loan obligations	(132,245)	(185,128)
Principal repayments on borrowings under secured term loan	(1,625)	—
Payments of debt and collateralized debt obligation issuance costs	(1,699)	(14,163)
Payments of common stock dividends	(16,092)	(17,178)
Payments of preferred stock dividends	(5,326)	(5,326)
Payments to repurchase common stock	(762)	(9,831)
Net cash provided by (used in) financing activities	(212,610)	205,347

Net Increase in Cash, Cash Equivalents and Restricted Cash	50,006	797
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	87,338	106,547
Cash, Cash Equivalents and Restricted Cash at End of Period	$137,344	$107,344

	Three Months Ended March 31,
	2026	2025

Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$135,437	$106,411
Restricted cash (Note 9)	1,907	933
Total cash, cash equivalents and restricted cash shown in the Condensed Consolidated Statements of Cash Flows	$137,344	$107,344

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$64,351	$84,721
Supplemental Schedule of Non-Cash Investing and Financing Activities
Dividend declared, not yet paid	16,069	16,956
Consolidation of variable interest entities, CMBS Trust (incremental assets and liabilities)	752,719	—
Modification accounted for as a repayment and new loan, net of write-off	62,890	—
Loan principal repayments held by a servicer	—	1,500
Deferred financing costs, not yet paid	—	1,229

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

As of March 31, 2026, KKR beneficially owned 10,000,001 shares, or 15.6% of KREF's outstanding common stock.

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

Certain amounts in the Company’s prior period consolidated financial statements have been reclassified to conform to the current period presentation.

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

KREF holds non-investment grade and unrated subordinate tranches, including the controlling class, in the CMBS trusts it consolidates. These tranches expose KREF to first loss risk and entitle it to potential residual returns. As the controlling class holder, KREF has the unilateral right to appoint and remove the special servicer and management has concluded that KREF is the primary beneficiary and therefore, consolidates these CMBS trusts. All assets and liabilities of the consolidated CMBS

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)
trusts are recorded on KREF's condensed consolidated financial statements. The difference between the consolidated trusts' assets and liabilities represents KREF's interest in the CMBS trusts.

Assets of the consolidated CMBS trusts can only be used to settle the obligations of those trusts. These assets are not individually accessible to the CMBS bondholders, and the trust's liabilities are non-recourse to KREF or any other bondholders. The assets of the consolidated trusts, primarily commercial mortgage loans and related interest accruals, are presented within "Consolidated variable interest entities assets, CMBS trusts, at fair value", and the liabilities of the consolidated trusts, primarily obligations to the external CMBS holders and related interest accruals, are presented within "Consolidated variable interest entities liabilities, CMBS trusts, at fair value" on the Condensed Consolidated Balance Sheets.

KREF elected the fair value option for the initial and subsequent recognition of the assets and liabilities of the consolidated CMBS trusts. This approach provides users of the financial statements with more relevant information about the effects of credit risk and other market factors on KREF's investment in CMBS. Since changes in fair value incorporate the interest income and expense of the CMBS trusts, management does not consider the separate presentation of the components of fair value changes to be relevant. Management has elected to present these components in aggregate within "Change in net assets of consolidated variable interest entities, CMBS trusts" in the Condensed Consolidated Statements of Income.

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

Investment in CMBS Securities — The Company invests in CMBS through subordinate and non-investment grade tranches. These investments are classified as “Investments in CMBS Securities” on the Condensed Consolidated Balance Sheets.

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)
The Company has elected the fair value option for these investments at initial recognition and on a recurring basis thereafter. Accordingly, these investments are carried at fair value, with changes in fair value recognized in earnings within “Other income” on the Condensed Consolidated Statements of Income.

Interest income on CMBS investments is recognized based on the contractual terms of the underlying securities and is included in “Interest income.”

The Company evaluates its CMBS investments for consolidation under the VIE model and has determined that these investments do not meet the criteria for consolidation and are accounted for at fair value.

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

Valuation of Variable Interest Entities, CMBS Trusts — Management classifies the financial assets and liabilities of consolidated CMBS trusts as Level 3 within the fair value hierarchy and has elected the fair value option for these financial instruments within the trusts. KREF has adopted the measurement alternative under Accounting Standards Codification ("ASC") Topic 810, which permits measurement of both the financial assets and liabilities of consolidated CMBS trusts based on the fair value of the financial liabilities, as these are considered more observable than the fair value of the related assets. Accordingly, KREF presents the CMBS issued by the consolidated trusts, excluding any portion retained by KREF, as financial liabilities measured at fair value in its condensed consolidated financial statements. The financial assets of these consolidated CMBS trusts are measured as the aggregated fair value of the liabilities of these trusts, including those held by KREF. Under this approach, "Change in net assets of consolidated variable interest entities, CMBS trusts" in the Condensed Consolidated Statements of Income reflects KREF's economic interest in the consolidated CMBS trusts, including (i) change in fair value of CMBS held by KREF, (ii) interest and servicing fees income earned from the CMBS trusts, and (iii) any other residual returns or losses attributable to KREF (Note 8).

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)
Valuation of CLO Consolidated VIEs — Management estimates the fair value of the level 3 CLO liabilities using prices obtained from an independent valuation firm. If prices received from the independent valuation firm are inconsistent with values determined in connection with management’s independent review, management makes inquiries to the independent valuation firm about the prices received and related methods. In the event management determines the price obtained from an independent valuation firm to be unreliable or an inaccurate representation of the fair value of the CLO liabilities (based on considerations given to observable market data), management then compiles evidence independently and presents the independent valuation firm with such evidence supporting a different value. As a result, the independent valuation firm may revise their price after evaluating any additional evidence.

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

Valuation of Derivative Financial Instruments — Management estimates the fair value of the foreign currency contracts by comparing the contractual forward exchange rate to the current market exchange rate and using prices obtained from an independent valuation firm. The current market exchange rates are determined by using market spot rates, forward rates and interest rate curve of the underlying currency. KREF's foreign currency contracts in the fair value hierarchy are classified as Level II. Changes in the fair value of derivative financial instruments are recorded within "Gain (loss) on foreign currency forward contracts" in the Condensed Consolidated Statements of Income.

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

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)
Commercial Real Estate Loans Held-For-Investment and Allowance for Credit Losses — KREF recognizes its investments in commercial real estate loans based on management's intent, and KREF's ability, to hold those investments through their contractual maturity. Management classifies those loans that management does not intend to sell in the foreseeable future, and KREF is able to hold until maturity, as held-for-investment. Loans that are held-for-investment are carried at their aggregate outstanding principal, net of applicable (i) unamortized origination or acquisition premiums and discounts, (ii) unamortized deferred nonrefundable fees and other direct loan origination costs, and (iii) allowance for credit losses, net of write-offs of uncollectible loans. If a loan is determined to be uncollectible, management writes off the uncollectible portion of the loan balance through a charge to "Allowance for credit losses". KREF applies the interest method to amortize origination or acquisition premiums and discounts and deferred nonrefundable fees or other direct loan origination costs, or on a straight-line basis when it approximates the interest method. Loans for which management elects the fair value option at the time of origination, or acquisition, are carried at fair value on a recurring basis.

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

KREF estimates CECL reserves using the Weighted-Average Remaining Maturity, or the WARM method, which has been identified as a loss-rate method for estimating CECL reserves under GAAP. Under the WARM method, KREF references historical loan loss data across a comparable data set and applies such loss rate to each loan over its expected remaining term, taking into consideration expected economic conditions over the relevant timeframe.

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

Commercial Real Estate Loans, Held-For-Sale — Loans that KREF originates, or acquires, that management intends to sell or otherwise dispose of, in the foreseeable future are classified as held-for-sale and are carried at the lower of amortized cost or fair market value.

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

Dividends Payable — KREF records dividends payable on its common stock and preferred stock upon declaration of such dividends. In March 2026, KREF's board of directors declared a dividend of $0.25 per share of common stock to stockholders of record as of March 31, 2026, which was accrued in “Other liabilities” on KREF’s Condensed Consolidated Balance Sheets as of March 31, 2026 and was subsequently paid on April 15, 2026. In January 2026, KREF's board of directors declared a dividend of $0.41 per each issued and outstanding share of the Company’s 6.50% Series A Cumulative Redeemable Preferred Stock, which represents an annual dividend of $1.625 per share. The dividend was paid on March 13, 2026 to KREF’s preferred stockholders of record as of February 27, 2026.

Derivative Financial Instruments — KREF records derivative financial instruments at fair value on a gross basis in either “Other assets” or “Other liabilities” on the Condensed Consolidated Balance Sheets. Derivative financial instruments that are designated as hedges have changes in fair value recorded in other comprehensive income within stockholders' equity, and subsequently reclassified into earnings when the item being hedged impacts earnings. As of March 31, 2026, KREF has not

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)
designated any derivative financial instruments as hedges; accordingly changes in fair value are recognized in the Condensed Consolidated Statements of Income.

Repurchased Stock — KREF accounts for repurchases of its common stock based on the settlement date and presents repurchased stock in “Repurchased stock” on its Condensed Consolidated Balance Sheets (Note 12). Payments for stock repurchases that are not yet settled as of the reporting date are presented within “Other assets” on the Condensed Consolidated Balance Sheets. Retirement of repurchased stock is recorded as an offset to “Additional paid-in capital” on the Condensed Consolidated Balance Sheets. Repurchased shares not retired are recorded as "Repurchased stock" on the Condensed Consolidated Balance Sheets.

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

As of March 31, 2026 and December 31, 2025, KREF did not have any material deferred tax assets or liabilities arising from future tax consequences attributable to differences between the carrying amounts of existing assets and liabilities in accordance with GAAP and their respective tax bases.

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)
KREF recognizes tax benefits for uncertain tax positions only if it is more likely than not that the position is sustainable based on its technical merits. Interest and penalties on uncertain tax positions are included as a component of the provision for income taxes in KREF's Condensed Consolidated Statements of Income. As of March 31, 2026, KREF did not have any material uncertain tax positions.

Foreign Currency

In the ordinary course of operations, KREF engages in transactions that are denominated in currencies other than the U.S. dollar. The resulting foreign currency transaction gains and losses are recognized in "Gain (loss) on foreign currency translation" within the Condensed Consolidated Statements of Income. KREF also consolidates certain subsidiaries whose functional currency is not the U.S. dollar. For these entities, assets and liabilities are translated into U.S. dollars using exchange rates in effect as of the reporting date, while revenues, expenses, and other components of income are translated using average exchange rates for the applicable reporting period.

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

Recent Accounting Pronouncements

In December 2025, the FASB issued ASU No. 2025-11, Interim Reporting (Topic 270)—Narrow-Scope Improvements, which provides a clearer framework and more consistent application of interim disclosure requirements for public business entities. The guidance is effective for KREF in its 2027 annual reporting. The guidance is applied prospectively and may be applied retrospectively. Adoption is not expected to have a material impact on KREF's condensed consolidated financial statements.

In December 2025, the FASB issued ASU No. 2025-12, Codification Improvements, which refines existing guidance to further enhance the interpretation and application of the Codification. The guidance is effective for KREF in its 2026 annual reporting. The guidance is applied prospectively and may be applied retrospectively. Adoption is not expected to have a material impact on KREF's condensed consolidated financial statements.

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)
Note 3. Commercial Real Estate Loans

The following table summarizes KREF's investments in commercial real estate loans as of March 31, 2026 and December 31, 2025:

					Weighted Average(C)
Loan Type	Outstanding Principal	Amortized Cost(A)	Carrying Value(B)	Loan Count	Floating Rate Loan %	Coupon(D)	Life (Years)(E)
March 31, 2026
Loans held-for-investment(F)
Senior loans	$4,898,951	$4,885,906	$4,627,227	50	98.5%	7.0%	1.8
Loan held-for-sale
Senior loan	219,990	219,990	219,990	1	100.0	6.6	—
Total/Weighted Average	$5,118,941	$5,105,896	$4,847,217	51	98.6%	7.0%	1.7

December 31, 2025
Loans held-for-investment(F)
Senior loans	$5,361,863	$5,347,756	$5,145,832	53	98.6%	7.0%	1.8

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
(E)    The weighted average life assumes all extension options are exercised by the borrowers.
(F)    Excludes fully written off loans.

Activity — For the three months ended March 31, 2026, the loan portfolio activity was as follows:

	Amortized Cost	Allowance for Credit Losses	Carrying Value
Balance at December 31, 2025	$5,347,756	$(201,924)	$5,145,832
Originations and future fundings, net(A)	257,628	—	257,628
Proceeds from loan repayments	(478,263)	—	(478,263)
Accretion of loan discount and other amortization, net	4,139	—	4,139
(Provision for) reversal of credit losses	—	(74,089)	(74,089)
Write-offs charged	(17,292)	17,292	—
Gain (loss) on foreign currency translation	(8,072)	42	(8,030)
Balance at March 31, 2026	$5,105,896	$(258,679)	$4,847,217

(A)    Net of applicable premiums, discounts and deferred loan origination costs. Includes fundings on previously originated loans.

As of March 31, 2026 and December 31, 2025, there were $8.8 million and $9.8 million, respectively, of unamortized origination discounts and deferred fees included in "Commercial real estate loans, held-for-investment, net" on the Consolidated Balance Sheets.

KREF may enter into loan modifications that include, among other changes, incremental capital contributions or partial repayments from certain borrowers, repurposing of reserves, and a temporary partial deferral of coupon as payment-in-kind interest (“PIK Interest”), which is capitalized, compounded, and added to the outstanding principal balance of the respective loans.

In March 2026, KREF modified a risk-rated 5 senior life science loan located in Cambridge, MA, with an outstanding principal balance of $100.4 million. The terms of the modification included a $20.2 million principal repayment, and a restructure of the $80.2 million senior loan (after the $20.2 million repayment) into (i) a $62.9 million senior mortgage loan (with $35.5 million in unfunded commitment), and (ii) a $17.3 million subordinated note which is subordinate to a new $14.4 million sponsor interest. The restructured senior loan earns a coupon rate of S+3.7% and has a new term of five years. The $17.3 million subordinated note was deemed uncollectible and written off in March 2026. The loan modification was accounted for as a new

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)
loan for GAAP purposes. The restructured senior loan with an outstanding principal balance of $64.1 million was risk-rated 3 as of March 31, 2026.

Loan Risk Ratings — KREF evaluates its commercial real estate loan portfolio at least once per quarter and assesses the risk factors of each loan and assigns a risk rating based on a variety of factors. Loans are rated “1” (Very Low Risk) through “5” (Impaired/Loss Likely), which ratings are defined in Note 2.

The following tables summarize the carrying value of the loan portfolio based on KREF's internal risk ratings:

	March 31, 2026				December 31, 2025
Risk Rating	Number of Loans(A)	Carrying Value	Outstanding Principal	Outstanding Principal %	Number of Loans(A)	Carrying Value	Outstanding Principal	Outstanding Principal %
1	—	$—	$—	—%	—	$—	$—	—%
2	2	283,870	283,906	6	2	283,816	283,906	5
3	41	3,838,553	3,847,751	74	46	4,405,274	4,415,095	82
4	4	284,547	283,774	6	1	90,671	90,671	2
5	4	698,926	703,510	14	4	567,995	572,191	11
Total loan receivable	51	$5,105,896	$5,118,941	100%	53	$5,347,756	$5,361,863	100%
Allowance for credit losses		(258,679)				(201,924)
Loan receivable, net		$4,847,217				$5,145,832

* Numbers presented may not foot due to rounding.
(A)    Excludes fully written off loans.

As of March 31, 2026, the average risk rating of KREF's portfolio was 3.3, weighted by outstanding loan principal, as compared to 3.2 as of December 31, 2025.

Loan Vintage — The following tables present the amortized cost of the loan portfolio by KREF's internal risk rating and year of origination. The risk ratings are updated as of March 31, 2026 and December 31, 2025 in the corresponding table.

March 31, 2026
Risk Rating	Number of Loans(B)	Outstanding Principal(B)	Amortized Cost by Year of Origination(A)
			2026	2025	2024	2023	2022	Prior	Total
Commercial Real Estate Loans
1	—	$—	$—	$—	$—	$—	$—	$—	$—
2	2	283,906	—	—	—	—	—	283,870	283,870
3	41	3,847,751	236,049	920,903	90,630	—	1,131,556	1,459,415	3,838,553
4	4	283,774	—	—	—	205,776	43,620	35,151	284,547
5	4	703,510	—	—	—	—	229,318	469,608	698,926
	51	$5,118,941	$236,049	$920,903	$90,630	$205,776	$1,404,494	$2,248,044	$5,105,896
Year-to-date gross write-offs charged			$—	$—	$—	$—	$—	$17,292	$17,292

December 31, 2025
Risk Rating	Number of Loans(B)	Outstanding Principal(B)	Amortized Cost by Year of Origination(A)
			2025	2024	2023	2022	2021	Prior	Total
Commercial Real Estate Loans
1	—	$—	$—	$—	$—	$—	$—	$—	$—
2	2	283,906	—	—	—	—	283,816	—	283,816
3	46	4,415,095	996,802	86,039	115,106	1,397,773	1,671,380	138,174	4,405,274
4	1	90,671	—	—	90,671	—	—	—	90,671
5	4	572,191	—	—	—	—	377,883	190,112	567,995
	53	$5,361,863	$996,802	$86,039	$205,777	$1,397,773	$2,333,079	$328,286	$5,347,756
Year-to-date gross write-offs charged			$—	$—	$—	$34,828	$—	$—	$34,828

(A)    Represents the date a loan was originated or acquired. Origination dates are subsequently updated to reflect material loan modifications.
(B)    Excludes fully written off loans.

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)

Allowance for Credit Losses — The following tables present the changes to the allowance for credit losses for the three months ended March 31, 2026:

	Commercial Real Estate Loans	Unfunded Loan Commitments	Total
Balance at December 31, 2025	$201,924	$2,201	$204,125
Provision for (reversal of) credit losses, net	74,089	(548)	73,541
Write-offs charged	(17,292)	—	(17,292)
Gain (loss) on foreign currency translation	(42)	2	(40)
Balance at March 31, 2026	$258,679	$1,655	$260,334

As of March 31, 2026, the allowance for credit losses was $260.3 million. The CECL provision of $73.5 million for the three months ended March 31, 2026 was due primarily to additional reserves for risk-rated 5 office and life science loans.

KREF had a risk-rated 5 senior office loan located in Minneapolis, MN, originated in November 2017. As of March 31, 2026, the loan had an outstanding principal balance of $194.4 million, an unfunded commitment of $5.0 million and an amortized cost of $190.1 million. In June 2025, the loan’s maximum maturity was extended to July 2026. Since June 2023, the loan has been on nonaccrual status. During the three months ended March 31, 2026, KREF recognized $1.8 million of interest income on this loan.

KREF had a risk-rated 5 senior life science loan located in Boston, MA, originated in April 2021. As of March 31, 2026, the loan had an outstanding principal balance and amortized cost of $164.1 million with an unfunded commitment of $2.1 million. The loan's maturity was February 2026 and is in maturity default. In June 2025, this loan was placed on nonaccrual status. During the three months ended March 31, 2026, KREF recognized $3.4 million of interest income on this loan.

KREF had a risk-rated 5 senior multifamily loan located in San Diego, CA, originated in October 2021. As of March 31, 2026, the loan had an outstanding principal balance and amortized cost of $115.4 million with an unfunded commitment of $0.3 million. The loan's maturity is November 2026. In December 2025, this loan was placed on nonaccrual status. During the three months ended March 31, 2026, KREF recognized $1.7 million of interest income on this loan.

KREF had a risk-rated 5 senior life science loan located in Boston, MA, originated in August 2022. As of March 31, 2026, the loan had an outstanding principal balance of $229.6 million and an amortized cost of $229.3 million with an unfunded commitment of $82.9 million. The loan has a maximum maturity of August 2027. In March 2026, this loan was placed on nonaccrual status. During the three months ended March 31, 2026, KREF recognized $3.4 million of interest income on this loan.

The 5-rated loans were determined to be collateral dependent as of March 31, 2026. KREF estimated expected losses based on the loan’s collateral fair value, which was determined by applying a capitalization rate between 5.5% and 11.3% and a discount rate between 8.8% and 12.5%.

As of March 31, 2025, the allowance for credit losses was $144.4 million. The CECL provision of $24.9 million for the three months ended March 31, 2025 was due primarily to additional reserves for risk-rated 5 and risk-rated 4 multifamily and life science loans.

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)
Concentration of Credit Risk — The following tables present the geographies and property types of collateral underlying KREF's commercial real estate loans as a percentage of the loans' principal amounts:

	March 31, 2026	December 31, 2025		March 31, 2026	December 31, 2025
Geography(A)			Collateral Property Type(A)
California	17.6%	16.6%	Multifamily	40.6%	40.3%
Massachusetts	11.8	11.9	Industrial	22.1	17.9
Florida	11.4	10.9	Office	17.8	22.8
Texas	10.9	12.0	Life Science	13.9	13.7
North Carolina	6.7	6.4	Hospitality	2.9	2.8
United Kingdom	6.4	2.9	Student Housing	2.2	2.1
Washington D.C.	5.5	5.2	Mixed Use	0.5	0.4
Pennsylvania	4.9	4.7	Total	100.0%	100.0%
New York	4.8	4.5
Minnesota	3.8	3.6
Nevada	3.0	2.8
Virginia	2.3	2.2
Georgia	2.2	2.1
New Jersey	1.9	1.9
Illinois	1.8	1.7
Tennessee	1.5	1.4
Colorado	1.4	1.3
Other U.S.	1.1	0.8
Other Europe	1.0	1.1
Washington	—	4.2
Arizona	—	1.8
Total	100.0%	100.0%

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

Real Estate Owned, Held For Sale

Philadelphia, PA Office — In December 2023, KREF took title to a Philadelphia office portfolio through a DIL. The transaction was accounted for as an asset acquisition under ASC 805. Accordingly, KREF recorded the portfolio and its net assets on the Condensed Consolidated Balance Sheets based on the estimated fair value of acquired assets and assumed liabilities. Portions of the portfolio were sold in June 2024 and May 2025. The May 2025 sale resulted in a realized gain of $0.5 million. As of March 31, 2026, there was one office property remaining.

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

As of March 31, 2026, the Philadelphia, PA Office and West Hollywood, CA Condo properties met the criteria to be classified as held for sale under ASC 360. As such, depreciation and amortization on the properties and related lease intangibles were suspended.

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

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)
The following table presents the REO assets and liabilities included on KREF's Condensed Consolidated Balance Sheets:

	March 31, 2026	December 31, 2025
Real estate owned, held for investment
Assets
Real estate owned - land	$207,191	$207,191
Real estate owned - land improvements	11,028	10,932
Real estate owned - buildings	117,317	117,317
Real estate owned - building improvements	7,397	5,280
Real estate owned - furniture and fixtures	1,637	1,462
Real estate owned	344,570	342,182
Less: Accumulated depreciation	(4,568)	(3,587)
Real estate owned, net	340,002	338,595
Cash(A)	16,652	2,546
In-place lease intangibles(B)	50	67
Tenant receivables(B)	612	152
Other assets(B)	5,087	2,501
Total	$362,403	$343,861
Liabilities
Unfavorable lease intangibles(C)	274	365
Other liabilities(C)	7,215	4,977
Total	$7,489	$5,342

Real estate owned, held for sale
Assets
Real estate owned, held for sale	118,775	118,220
In-place lease intangibles	7,678	7,678
Favorable lease intangibles	2,663	2,663
Tenant receivables	591	543
Other assets	1,888	1,084
Total	$131,595	$130,188
Liabilities
Unfavorable lease intangibles	167	167
Other liabilities	2,803	3,700
Total	$2,970	$3,867

(A)     Included in “Cash and cash equivalents” on the Condensed Consolidated Balance Sheets.
(B)    Included in “Other assets” on the Condensed Consolidated Balance Sheets.
(C)    Included in “Other liabilities” on the Condensed Consolidated Balance Sheets.

The following table presents the REO operations and related income (loss) included in KREF’s Condensed Consolidated Statements of Income:

	Three Months Ended March 31,
	2026	2025
Rental income	$4,246	$1,690
Other operating income	698	1,199
Revenue from REO operations	4,944	2,889
Operating expense	(7,143)	(4,984)
Depreciation expense	(979)	(490)
Expenses from REO operations	(8,122)	(5,474)
Total	$(3,178)	$(2,585)

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)
The following table presents the amortization of REO, held for investment lease intangibles included on KREF’s Condensed Consolidated Statements of Income:

		Three Months Ended March 31,
	Income Statement Location	2026	2025
Asset
In-place lease intangibles	Expenses from real estate owned operations	$17	$17
Liability
Unfavorable lease intangibles	Revenue from real estate owned operations	91	91

The following table presents the amortization of lease intangibles related to REO, held for investment for each of the succeeding fiscal years:

Year	In-place Lease Intangible Assets	Unfavorable Lease Intangible Liabilities
2026	50	274

Future Minimum Lease Payments — The following table presents the future minimum lease payments to be collected under non-cancelable operating leases, excluding tenant reimbursements of expenses:

Year	Contractual Lease Payments
2026	$7,427
2027	5,079
2028	3,644
2029	2,814
2030	2,266
Thereafter	5,975

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)
Note 5. Debt Obligations

The following table summarizes KREF's secured financing arrangements in place as of March 31, 2026 and December 31, 2025:

	March 31, 2026								December 31, 2025
	Facility						Collateral		Facility
	Current Maturity	Final Stated Maturity(A)	Maximum Facility Size	Outstanding Principal	Carrying Value(B)	Weighted Average Funding Cost(C)	Outstanding Principal	Carrying Value	Carrying Value(B)
Master Repurchase Agreements
Wells Fargo	Sep 2027	Sep 2029	$600,000	$401,929	$400,877	5.5%	$594,000	$590,363	$578,569
Morgan Stanley	Jul 2027	Jul 2027	500,000	308,922	308,922	5.8	527,735	519,811	308,388
Goldman Sachs	Dec 2028	Dec 2030	150,000	147,582	146,971	6.4	272,195	270,137	169,451
Morgan Stanley - GBP/EUR	Nov 2031	Nov 2032	396,765	159,547	158,737	4.8	212,729	208,709	160,725
Term Loan Facility
KREF Lending VII(D)	Match-term	Match-term	1,000,000	511,934	511,660	5.7	668,601	632,096	512,897
Term Lending Agreements
KREF Lending IX	Match-term	Match-term	277,032	271,769	271,415	5.8	380,159	378,957	271,455
KREF Lending XV	Match-term	Match-term	300,000	175,360	174,503	5.3	219,200	215,803	237,422
KREF Lending XVI	Match-term	Match-term	100,000	100,000	99,173	5.4	125,000	122,932	99,083
KREF Lending XVII	Match-term	Match-term	250,000	90,352	89,256	5.3	117,177	114,484	89,178
BMO Facility	Match-term	Match-term	300,000	71,126	71,074	5.4	90,795	89,926	71,063
KREF Lending XII	Match-term	Match-term	150,000	—	—	—	—	—	—
Warehouse Facility
HSBC Facility	Mar 2028	Mar 2028	250,000	—	—	—	—	—	—
Asset Specific Financing
KREF Lending XIII	Aug 2026	Aug 2027	265,625	195,198	194,891	7.0	229,644	191,802	194,678
KREF Lending XI	Jun 2026	Jun 2026	90,000	90,000	90,000	6.4	125,000	124,901	90,000
KREF Lending XIV	Oct 2026	Oct 2027	125,000	83,955	83,725	6.8	105,412	104,331	79,780
Revolving Credit Agreement
Revolver(E)	Mar 2030	Mar 2030	700,000	200,000	200,000	5.9	n.a.	n.a.	—
Total / Weighted Average			$5,454,422	$2,807,674	$2,801,204	5.8%			$2,862,689

(A)    Final Stated Maturity is determined based on the maximum maturity of the underlying financing agreements or corresponding loans, assuming all extension options in KREF's discretion are exercised. The weighted average life of the match-term facilities was 1.2 and 2.0 years, based on the current and final stated maturities, respectively, of the average weighted outstanding principal of collateral loans as of March 31, 2026.
(B)    Net of $6.5 million and $8.4 million unamortized deferred financing costs as of March 31, 2026 and December 31, 2025, respectively.
(C)    Including deferred financing costs and the applicable benchmarks of Term SOFR, SONIA or EURIBOR in effect as of March 31, 2026. Average weighted by the outstanding principal of the facility.
(D)    The term loan facility provides asset-based financing on a non-mark-to-market basis with match-term up to five years, with an additional two-year extension available to KREF.
(E)    As of March 31, 2026, the revolver carrying value excluded $5.5 million unamortized debt issuance costs presented within "Other assets" on KREF's Condensed Consolidated Balance Sheets.

As of March 31, 2026 and December 31, 2025, KREF had secured financing arrangements where the amount at risk with any individual counterparty, or group of related counterparties, exceeded 10.0% of KREF’s stockholders' equity. The amount at risk under these arrangements is the net counterparty exposure, defined as the excess of the carrying amount (or market value, if higher than the carrying amount, for repurchase agreements) of the assets sold under agreement to repurchase, including accrued interest receivable plus any cash or other assets on deposit to secure the repurchase obligation, over the amount of the repurchase liability, adjusted for accrued interest payable.

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)
The following table summarizes certain characteristics of KREF's repurchase agreements where the amount at risk with any individual counterparty, or group of related counterparties, exceeded 10.0% of KREF’s stockholders' equity as of March 31, 2026 and December 31, 2025:

	Outstanding Principal	Net Counterparty Exposure	Percent of Stockholders' Equity	Weighted Average Life (Years)(A)
March 31, 2026
Morgan Stanley	$740,238	$374,242	34.1%	1.9
Wells Fargo	401,929	194,108	17.7	2.2
Goldman Sachs	147,582	125,154	11.4	0.4
Total / Weighted Average	$1,289,749	$693,504	63.2%	1.8
December 31, 2025
Morgan Stanley	$742,301	$367,560	31.3%	2.1
Wells Fargo	579,974	249,598	21.3	1.8
Goldman Sachs	170,200	133,543	11.4	0.6
Total / Weighted Average	$1,492,475	$750,701	64.0%	1.8

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

Activity — For the three months ended March 31, 2026, the activity related to the carrying value of KREF’s secured financing agreements were as follows:

Secured Financing Agreements, Net
Balance as of December 31, 2025	$2,862,689
Principal borrowings	239,677
Principal repayments	(300,147)
Deferred debt issuance costs	(676)
Amortization of deferred debt issuance costs	2,559
Loss (gain) on foreign currency translation	(2,898)
Balance as of March 31, 2026	$2,801,204

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)

Maturities — KREF’s secured financing arrangements in place as of March 31, 2026 had contractual maturities as follows:

Year	Nonrecourse(A)	Recourse(A)(B)	Total
2026	$304,851	$32,500	$337,351
2027	1,043,379	202,242	1,245,621
2028	185,366	27,271	212,637
2029	114,956	38,319	153,275
2030	485,905	317,457	803,362
2031	41,571	13,857	55,428
	$2,176,028	$631,646	$2,807,674

(A)    Represents the earlier of (i) the maximum maturity of the underlying loans pledged as collateral or (ii) the maximum maturity of the respective financing agreements.
(B)    Except for the Revolver, which is full recourse, amounts borrowed are subject to a maximum 25.0% recourse limit. The Revolver matures in March 2030.

Covenants — KREF is required to comply with customary loan covenants and event of default provisions related to its secured financing agreements and Revolver, including, but not limited to, negative covenants relating to restrictions on operations with respect to KREF’s status as a REIT, and financial covenants. Such financial covenants include a trailing four quarter interest income to interest expense ratio covenant (1.3 to 1.0); a consolidated tangible net worth covenant ($1.0 billion or less, depending upon the facility, plus 75% of the aggregate cash proceeds of any equity issuances made and any capital contributions received by KREF and certain subsidiaries, less share repurchases); a total indebtedness covenant (83.3% of KREF's Total Assets, as defined in the applicable financing agreements) and a cash liquidity covenant (the greater of (i) $10.0 million or (ii) 5.0% of KREF's recourse indebtedness; the Revolver has a minimum cash liquidity covenant of $75.0 million).

As of March 31, 2026 and December 31, 2025, KREF was in compliance with its financial debt covenants.

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

The following tables outline CLO collateral assets and respective borrowing as of March 31, 2026 and December 31, 2025:

	March 31, 2026							December 31, 2025
	Facility					Collateral		Facility
	Wtd. Avg. Term(A)	Maximum Facility Size	Outstanding Principal	Carrying Value	Wtd. Avg. Funding Cost(B)	Outstanding Principal	Carrying Value	Carrying Value
KREF 2021-FL2	February 2039	$566,582	$566,582	$566,558	5.3%	$771,332	$691,534	$654,964
KREF 2022-FL3	February 2039	499,552	499,552	499,490	5.6	652,052	650,414	543,368
Total		$1,066,134	$1,066,134	$1,066,048	5.4%	$1,423,384	$1,341,948	$1,198,332

(A)    The term of the CLO notes represents the rated final distribution date. Repayments of CLO notes are dependent on timing of underlying collateral loan asset repayments post reinvestment period.
(B)    Including deferred financing costs and applicable index in effect as of March 31, 2026. Average weighted by the outstanding principal of the facility.

The following table presents the CLO assets and liabilities included in KREF’s Condensed Consolidated Balance Sheets:

	March 31, 2026	December 31, 2025
Assets
Commercial real estate loans, held-for-investment	$1,202,641	$1,513,255
Less: Allowance for credit losses	(80,683)	(43,027)
Commercial real estate loans, held-for-investment, net	1,121,958	1,470,228
Commercial real estate loan, held-for-sale	219,990	—
Other assets(A)	7,374	47,804
Total	$1,349,322	$1,518,032
Liabilities
Collateralized loan obligations	$1,066,134	$1,198,378
Deferred financing costs	(86)	(46)
Collateralized loan obligations, net	1,066,048	1,198,332
Other liabilities	2,276	2,548
Total	$1,068,324	$1,200,880

(A)    Includes $42.0 million of loan repayment proceeds held at servicer as of December 31, 2025.

The following table presents the components of net interest income of CLOs included in KREF’s Condensed Consolidated Statements of Income:

	Three Months Ended March 31,
	2026	2025
Interest income	$25,357	$36,971
Interest expense	15,235	25,058
Net interest income	$10,122	$11,913

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

Upon the completion of the secured term loan transactions, KREF recorded a $1.1 million issuance discount and $11.4 million in issuance costs. The loan issuance discount and issuance costs were capitalized and amortized into interest expense over the term of the secured term loan. Inclusive of the discount and issuance cost amortization, KREF’s total cost of the secured term loan was S+2.9%, subject to the applicable SOFR floor, as of March 31, 2026.

The following table summarizes KREF’s secured term loan as of March 31, 2026 and December 31, 2025, respectively:

	March 31, 2026	December 31, 2025
Principal	$645,125	$646,750
Deferred financing costs	(10,972)	(11,448)
Unamortized discount	(2,675)	(2,786)
Carrying value	$631,478	$632,516

Covenants — KREF is required to comply with customary loan covenants and event of default provisions related to its secured term loan that include, but are not limited to, negative covenants relating to restrictions on operations with respect to KREF’s status as a REIT, and financial covenants. Such financial covenants include a minimum consolidated tangible net worth of $650.0 million and a maximum Total Debt to Total Assets Ratio, as defined in the secured term loan agreements, of 83.3%. KREF was in compliance with such covenants as of March 31, 2026 and December 31, 2025.

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)
Note 8. Consolidated Variable Interest Entities Assets and Liabilities, CMBS Trusts, at Fair Value

As of March 31, 2026, KREF owned CMBS B-Pieces with an outstanding principal balance of $49.3 million and an estimated fair value of $24.1 million.

KREF consolidated the CMBS trusts after determining that such trusts were VIE's and that KREF was the primary beneficiary of such VIE's. KREF irrevocably elected the fair value option for the consolidated CMBS trusts, and therefore, (i) reported the assets and liabilities of the trusts at fair value on the Condensed Consolidated Balance Sheets, (ii) recognized changes in the trust's net assets, including fair value adjustments, in the Condensed Consolidated Statements of Income, and (iii) presented cash interest received by the trusts, net of cash interest paid on CMBS not held by KREF, as operating cash flows in the Condensed Consolidated Statements of Cash Flow.

The following table presents the assets and liabilities of the consolidated CMBS trusts:

	March 31, 2026	December 31, 2025
Assets
Commercial real estate loans, at fair value	$1,265,973	$502,751
Accrued interest receivable	6,220	2,479
Consolidated variable interest entities assets, CMBS trusts, at fair value	$1,272,193	$505,230
Liabilities
Commercial mortgage-backed securities, at fair value	$1,241,901	$493,680
Accrued interest payable	5,957	2,380
Consolidated variable interest entities liabilities, CMBS trusts, at fair value	$1,247,858	$496,060

The following table presents the change in net assets of the consolidated CMBS trusts:

	Three Months Ended March 31,
	2026	2025
Net interest income	$388	$—
Unrealized gain (loss)	51	—
Change in net assets of consolidated variable interest entities, CMBS trusts	$439	$—

See Note 17 for additional information regarding the valuation of financial assets and liabilities of KREF's consolidated CMBS trusts.

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)
Concentration of Credit Risk — The following tables present the geographies and property types of collateral underlying the consolidated CMBS trusts, as a percentage of the collateral outstanding principal amounts:

	March 31, 2026	December 31, 2025		March 31, 2026	December 31, 2025
Geography			Collateral Property Type
New York	39.8%	46.2%	Retail	27.7%	24.1%
California	14.8	17.4	Office	23.4	26.6
Arizona	8.7	5.1	Self-Storage	15.3	1.8
Maryland	7.2	9.9	Multifamily	12.5	11.7
Oregon	4.0	10.0	Mixed Use	10.3	13.0
Florida	3.2	1.4	Co-op	9.2	22.8
North Carolina	2.8	2.2	Hospitality	1.1	—
Texas	2.8	—	Manufactured Housing	0.5	—
Pennsylvania	2.3	—	Total	100.0%	100.0%
Ohio	1.7	1.0
Wisconsin	1.6	—
Tennessee	1.2	1.2
Massachusetts	1.2	—
Virginia	1.1	—
Missouri	1.1	—
Other	6.5	5.6
Total	100.0%	100.0%

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)
Note 9. Other Assets and Liabilities

The following tables present the components of KREF's other assets and other liabilities as of March 31, 2026 and December 31, 2025, respectively:

	March 31, 2026	December 31, 2025
Other assets
Restricted cash	$1,907	$2,721
Accrued interest receivable	26,987	25,199
Assets related to real estate owned, held for investment	5,749	2,720
Foreign currency forward contracts	5,591	—
Deferred financing cost, Revolver	5,540	5,887
Loan principal repayments held by a servicer	—	74,279
Other	3,787	2,043
Total	$49,561	$112,849
Other liabilities
Dividends payable	$16,069	$16,092
Accrued interest payable	14,715	12,893
Liabilities related to real estate owned, held for investment	7,489	5,342
Allowance for credit losses on unfunded commitments	1,655	2,201
Foreign currency forward contracts	—	1,265
Other	2,206	1,676
Total	$42,134	$39,469

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

The following table presents the outstanding derivative financial instruments as of March 31, 2026:

	March 31, 2026
Derivative Type	Number of Contracts	Notional Amount	Maturity	Weighted Average Maturity (Years)
Forward Contract - EUR	3	€24,145	September 2028 - November 2029	3.1
Forward Contract - GBP	5	£158,295	April 2026 - November 2029	1.1

The following table presents the outstanding derivative financial instruments as of December 31, 2025:

	December 31, 2025
Derivative Type	Number of Contracts	Notional Amount	Maturity	Weighted Average Maturity (Years)
Forward Contract - EUR	2	€24,746	September 2028 - November 2029	3.3
Forward Contract - GBP	2	£28,358	May 2029 - November 2029	3.4

KREF has not designated any of its derivative instruments as hedges as defined under ASC 815; accordingly, changes in the fair value of these derivative instruments are recognized in the Condensed Consolidated Statements of Income. The following table presents the effect of the derivatives financial instruments on the Condensed Consolidated Statements of Income for the three months ended March 31, 2026:

		Three Months Ended March 31,
	Location of Gain (Loss) Recognized	2026	2025
Unrealized gain (loss) on derivative instruments	Gain (loss) on foreign currency forward contracts	$6,818	$—
Forward points on derivative instruments(A)	Gain (loss) on foreign currency forward contracts	35	—
Total		$6,853	$—

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

Consolidated Investments

Consolidated Variable Interest Entities, CMBS Trusts

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

Consolidated Variable Interest Entities, CLOs

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

Consolidated Real Estate Owned Joint Ventures

Portland, OR Retail / Redevelopment — In December 2021, KREF took title to a Portland retail property and contributed a portion of the REO asset to a REO JV with a JV Partner, where KREF had a 90% interest and the JV Partner had a 10% interest. Management determined the REO JV to be a VIE as the REO JV has insufficient equity-at-risk and concluded that KREF is the primary beneficiary of the REO JV as KREF holds decision-making power over the activities that most significantly impact the economic performance and has the obligation to absorb losses, or the right to receive benefits, that could be potentially significant to the REO JV. As of March 31, 2026, KREF had a priority of distributions up to $82.4 million before the JV Partner can participate in the economics of the REO JV.

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

Equity Method Investments

The following table presents the equity method investments as of March 31, 2026 and December 31, 2025:

Equity Method Investments	March 31, 2026	December 31, 2025
Equity method investment, real estate asset	$96,940	$96,798
Equity method investment, CMBS B-Pieces	35,438	35,424
Equity method investment, unconsolidated entity	14,912	15,110
Total	$147,290	$147,332

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

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)

Equity Method Investment, CMBS B-Pieces

As of March 31, 2026, KREF held a 3.5% interest in RECOP I, an unconsolidated VIE of which KREF is not the primary beneficiary. The aggregator vehicle in which KREF invests is controlled and advised by affiliates of the Manager. RECOP I primarily acquired junior tranches of CMBS newly issued by third parties. KREF will not pay any fees to RECOP I, but KREF bears its pro rata share of RECOP I's expenses. KREF reported its share of the net asset value of RECOP I in its Condensed Consolidated Balance Sheets, presented as “Equity method investments” and its share of net income, presented as “Income (loss) from equity method investments” in the Condensed Consolidated Statements of Income.

Equity Method Investment, Unconsolidated Entity

In October 2025, KREF acquired a 50% economic interest in an affiliated company, which invested in a senior mortgage loan that is collateralized by industrial properties in France. The affiliated company's investment in the underlying senior mortgage loan is 80% financed with a funding cost of EURIBOR + 1.6%. KREF does not have unilateral authority to direct the activities that most significantly impact the affiliated company's economic performance. Accordingly, KREF reported the net investment value of the economic interest in its Condensed Consolidated Balance Sheets, presented as “Equity method investments”, and its share of net income, presented as “Income (loss) from equity method investments”, on the Condensed Consolidated Statements of Income.

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

Common Stock — As of March 31, 2026, there were 64,275,643 common shares issued and outstanding, which included 1,498,499 net shares of common stock issued in connection with cumulative vested restricted stock units.

Share Repurchase Program — Under KREF's current share repurchase program as in effect during the quarter ended March 31, 2026, KREF may repurchase up to an aggregate of $100.0 million of its common stock effective as of February 3, 2023, of which up to $50.0 million may be repurchased under a pre-set trading plan meeting the requirements of Rule 10b5-1 under the Exchange Act, and provide for repurchases of common stock when the market price per share is below book value per share (calculated in accordance with GAAP as of the end of the most recent quarterly period for which financial statements are available), and the remaining $50.0 million may be used for repurchases in the open market, pursuant to pre-set trading plans meeting the requirements of Rule 10b5-1 under the Exchange Act, in privately negotiated transactions or otherwise. During the three months ended March 31, 2026, KREF repurchased 92,094 shares of its common stock under the repurchase program at an average price per share of $8.25 for a total of $0.8 million and retired 1,213,037 of repurchased shares. As of March 31, 2026, KREF had $46.0 million of remaining capacity to repurchase shares under the program. In April 2026, the Board of Directors authorized a modified repurchase program, which replaces the prior authorization and authorizes KREF to repurchase up to an aggregate of $75.0 million of common stock and 6.50% Series A Cumulative Redeemable Preferred Stock.

The timing, manner, price and amount of any common or preferred stock repurchases will be determined by KREF in its discretion and will depend on a variety of factors, including legal requirements, price, liquidity and economic considerations, and market conditions. The program does not require KREF to repurchase any specific number of shares of common or preferred stock. The program does not have an expiration date and may be suspended, modified or discontinued at any time.

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

During the three months ended March 31, 2026, KREF did not issue or sell any shares of common stock under the ATM. As of March 31, 2026, $93.2 million remained available for issuance under the ATM.

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

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)
Dividends — During the three months ended March 31, 2026 and 2025, KREF's board of directors declared the following dividends on shares of its common stock:

			Amount
Declaration Date	Record Date	Payment Date	Per Share	Total
2026
March 11, 2026	March 31, 2026	April 15, 2026	$0.25	$16,069

2025
March 14, 2025	March 31, 2025	April 15, 2025	$0.25	$16,956

During the three months ended March 31, 2026 and 2025, KREF's board of directors declared the following dividends on shares of its Series A Preferred Stock:

			Amount
Declaration Date	Record Date	Payment Date	Per Share	Total
2026
January 30, 2026	February 27, 2026	March 13, 2026	$0.41	$5,326

2025
January 31, 2025	February 28, 2025	March 14, 2025	$0.41	$5,326

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)
Note 13. Stock-based Compensation

KREF is externally managed by the Manager and does not currently have any employees. However, as of March 31, 2026, certain individuals employed by the Manager and affiliates of the Manager and certain members of KREF's board of directors were compensated, in part, through the issuance of stock-based awards.

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
Under the Incentive Plan, a total of 2,750,000 shares of common stock, will be available for awards to certain members of KREF’s board of directors and employees of the Manager or its affiliates, none of whom are KREF employees. No awards may be granted under the Incentive Plan on or after April 25, 2035. The Incentive Plan will continue to apply to awards granted prior to such date. During the three months ended March 31, 2026 and 2025, zero restricted stock unit (“RSU”) awards were granted to KREF's directors and employees of the Manager or its affiliates under the Prior Plan.

RSUs awarded to employees of the Manager or its affiliates, generally vest over three consecutive one-year periods and awards to certain members of KREF's board of directors generally vest over a one-year period, pursuant to the terms of the respective award agreements and the terms of the Incentive Plan. All outstanding RSU awards were entitled to nonforfeitable dividends during the vesting periods, at the same rate as those declared on the common stock. As of March 31, 2026, 2,322,378 shares of common stock remained available for awards under the Incentive Plan.

The following table summarizes the activity in KREF’s outstanding RSUs and the weighted-average grant date fair value per RSU:

	Restricted Stock Units	Weighted Average Grant Date Fair Value Per RSU(A)
Unvested as of December 31, 2025	1,295,796	$10.14
Granted	—	—
Vested	—	—
Forfeited / cancelled	(32,418)	11.28
Unvested as of March 31, 2026	1,263,378	$10.11

(A)    The grant-date fair value is based upon the closing price of KREF’s common stock at the date of grant.

KREF expects the unvested RSUs outstanding to vest during the following years:

Year	Restricted Stock Units
2026	593,028
2027	464,183
2028	206,167
Total	1,263,378

KREF recognizes the compensation cost of RSUs awarded to employees of the Manager, or one or more of its affiliates, on a straight-line basis over the awards’ term at their grant date fair value, consistent with the RSUs awarded to certain members of KREF's board of directors.

During the three months ended March 31, 2026 and 2025, KREF recognized $1.8 million, and $2.1 million, respectively, of stock-based compensation expense included in “General and administrative” expense in the Condensed Consolidated Statements of Income. As of March 31, 2026, there was $9.3 million of total unrecognized stock-based compensation expense related to unvested share-based compensation arrangements. This cost is expected to be recognized over a weighted average period of 1.0 years.

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

During the three months ended March 31, 2026, no vested RSUs were deferred under the Deferral Plan. As of March 31, 2026, there were 395,889 DSUs outstanding.

Participating Securities' Share in Earnings — During the three months ended March 31, 2026 and 2025, KREF declared $0.4 million and $0.4 million, respectively, of nonforfeitable dividends on unvested RSUs and outstanding DSUs. Such nonforfeitable dividends were deducted from “Retained earnings (Accumulated deficit)” in the Condensed Consolidated Statement of Changes in Equity.

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

For the three months ended March 31, 2026, and 2025, 47,500 and 80,951, weighted average unvested RSUs, respectively, were excluded from the calculation of diluted EPS because the effect was anti-dilutive.

The following table illustrates the computation of basic and diluted EPS for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
Earnings
Net Income (Loss)	(56,140)	$(4,861)
Less: Preferred stock dividends	5,326	5,326
Less: Participating securities' share in earnings	415	363
Net income (loss) attributable to common stockholders, basic and diluted	$(61,881)	$(10,550)

Shares
Weighted average common shares outstanding	64,277,236	68,559,765
Add: Weighted average deferred stock units	395,889	206,112
Diluted weighted average common shares outstanding	64,673,125	68,765,877

Net income (loss) attributable to common stockholders, per:
Basic and diluted common share	$(0.96)	$(0.15)

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)
Note 15. Commitments and Contingencies

As of March 31, 2026, KREF was subject to the following commitments and contingencies:

Litigation — From time to time, KREF may be involved in various claims and legal actions arising in the ordinary course of business. KREF establishes an accrued liability for legal proceedings only when those matters present loss contingencies that are both probable and reasonably estimable.

As of March 31, 2026, KREF was not involved in any material legal proceedings regarding claims or legal actions against KREF.

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

Capital Commitments — As of March 31, 2026, KREF had future funding commitments of $379.6 million related to its investments in commercial real estate loans. These future funding commitments primarily relate to construction projects, capital improvements, tenant improvements and leasing commissions. Generally, funding commitments are subject to certain conditions that must be met, such as customary construction draw certifications, minimum credit metrics or executions of new leases before advances are made to the borrower.

In January 2017, KREF committed $40.0 million to invest in an aggregator vehicle alongside RECOP I. The two-year investment period for RECOP I ended in April 2019. As of March 31, 2026, KREF had a remaining commitment of $4.3 million to RECOP I.

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

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)
The following table summarizes the fees incurred in connection with the Management Agreement and various related parties services:

		Three Months Ended March 31,
		2026	2025
Manager	Management fees	$5,511	$5,797
Manager	Expense reimbursements	1,432	1,483
KCM	Structuring fees	—	425
K-Star	Diligence and servicing fees	55	—
Total		$6,998	$7,705

Management fees are paid one quarter in arrears and, together with any accrued expense reimbursements, KCM and K-Star fees, are included within "Due to related parties" in the Condensed Consolidated Balance Sheets.

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

Consolidated CMBS Trusts

KREF and a KKR affiliate invested in securities issued by CMBS trusts controlled and consolidated by KREF (Note 8). As of March 31, 2026, the CMBS securities held by the KKR affiliate had a fair value of $63.2 million and was presented within "Consolidated variable interest entities liabilities, CMBS trusts, at fair value" on the Condensed Consolidated Balance Sheets.

Co-Borrowing Financing Facility

In June 2025, KREF, through a wholly owned subsidiary ("KREF Borrower"), and a KKR affiliate, through a wholly owned subsidiary ("Other KKR Borrower"), entered into a term lending financing facility with a financial institution ("KREF Lending XVI Facility"). Currently the facility is collateralized by one loan investment, but could be expanded in the future to include more loan investments. In such event, all loan investments thereunder would be cross-collateralized. An affiliate of KREF Borrower ("KREF Guarantor") guarantees the obligations of KREF Borrower, and an affiliate of Other KKR Borrower guarantees the obligations of Other KKR Borrower, with each respective guarantor's liability capped at its respective borrower's share of the KREF Lending XVI Facility. As of March 31, 2026, KREF’s share of the outstanding financing principal was 50%, or $100.0 million.

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)
Note 17. Fair Value of Financial Instruments

The carrying values and fair values of KREF’s financial assets and liabilities recorded at fair value on a recurring basis, as well as other financial instruments not carried at fair value, as of March 31, 2026, were as follows:

				Fair Value
	Principal Balance	Amortized Cost	Carrying Value	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$135,437	$135,437	$135,437	$135,437	$—	$—	$135,437
Commercial real estate loans, held-for-investment, net	4,898,951	4,885,906	4,627,227	—	—	4,641,012	4,641,012
Commercial real estate loans, held for sale	219,990	219,990	219,990	—	—	219,990	219,990
Consolidated variable interest entities assets, CMBS trusts, at fair value	1,218,593	1,254,366	1,265,973	—	—	1,265,973	1,265,973
Investments in CMBS securities	26,800	26,800	26,800	—	—	26,800	26,800
Foreign currency forward contracts(A)	5,591	5,591	5,591	—	5,591	—	5,591
Total	$6,505,362	$6,528,090	$6,281,018	$135,437	$5,591	$6,153,775	$6,294,803
Liabilities
Secured financing agreements, net	$2,807,674	$2,801,204	$2,801,204	$—	$—	$2,801,204	$2,801,204
Collateralized loan obligations, net	1,066,134	1,066,048	1,066,048	—	—	1,061,872	1,061,872
Secured term loan, net	645,125	631,478	631,478	—	641,093	—	641,093
Consolidated variable interest entities liabilities, CMBS trusts, at fair value	1,169,320	1,230,449	1,241,901	—	—	1,241,901	1,241,901
Total	$5,688,253	$5,729,179	$5,740,631	$—	$641,093	$5,104,977	$5,746,070

(A)    Included within "Other assets" on the Condensed Consolidated Balance Sheets.

The carrying values and fair values of KREF’s financial assets recorded at fair value on a recurring basis, as well as other financial instruments for which fair value is disclosed, as of December 31, 2025, were as follows:

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

(A)    Included within "Other liabilities" on the Condensed Consolidated Balance Sheets.

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)

The following table presents the activities of Level 3 financial assets and liabilities recorded at fair value:

	Consolidated variable interest entities assets, CMBS trusts, at fair value	Consolidated variable interest entities liabilities, CMBS trusts, at fair value	Net
Balance as of December 31, 2025	$505,230	$496,060	$9,170
Purchases and repayments
Purchases	14,950	—	14,950
Consolidation of CMBS trust	751,378	751,378	—
Repayments	(565)	(565)	—
Gains (losses) included in net income
Unrealized gain (loss) included in change in net assets of consolidated variable interest entities, CMBS trusts	(2,541)	(2,592)	51
Other(A)	3,741	3,577	164
Balance as of March 31, 2026	$1,272,193	$1,247,858	$24,335

(A)     Primarily consists of changes in accrued interest.

Investments in CMBS Securities
Balance as of December 31, 2025	$—
Purchases and repayments
Purchases	26,800
Repayments	—
Gains (losses) included in net income
Unrealized gain (loss) on investments in CMBS securities	—
Balance as of March 31, 2026	$26,800

The following table contains the Level 3 inputs used to value assets and liabilities on a recurring and nonrecurring basis or where KREF discloses fair value as of March 31, 2026:

	Fair Value	Valuation Methodologies	Unobservable Inputs	Weighted Average(A)	Range
Assets
Commercial real estate loans, held-for-investment	$4,641,012	Discounted cash flow	Discount margin	3.7%	2.4% - 5.6%
			Capitalization rate	8.4%	5.5% - 11.3%
			Discount rate	10.8%	8.8% - 12.5%
Consolidated variable interest entities assets, CMBS trusts, at fair value	1,265,973	Discounted cash flow	Yield	6.1%	4.3%- 33.9%
			Duration (years)	6.7	2.1 - 7.0

Liabilities
Consolidated variable interest entities liabilities, CMBS trusts, at fair value	$1,241,901	Discounted cash flow	Yield	6.1%	4.3% - 33.9%
			Duration (years)	6.7	2.1 - 7.0

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

Assets and Liabilities for Which Fair Value is Only Disclosed

KREF does not carry its secured financing agreements at fair value as management did not elect the fair value option for these liabilities. As of March 31, 2026, the fair value of KREF's financing facilities approximated their respective carrying value.

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

KREF consolidates subsidiaries that incur U.S. federal, state and local income taxes, based on the tax jurisdiction in which each subsidiary operates. There were no material deferred tax assets or liabilities as of March 31, 2026 and December 31, 2025.

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)
Note 19. Subsequent Events

In April 2026, KREF's Board of Directors declared a dividend of $0.10 per share of common stock with respect to the second quarter of 2026. The dividend is payable July 15, 2026 to KREF's common stockholders of record as of June 30, 2026.

In April 2026, the Board of Directors authorized a modified repurchase program, which replaces the prior authorization and authorizes KREF to repurchase up to an aggregate of $75.0 million of common stock and 6.50% Series A Cumulative Redeemable Preferred Stock.

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

Our Manager

We are externally managed by our Manager, KKR Real Estate Finance Manager LLC, an indirect subsidiary of KKR & Co. Inc. KKR is a leading global investment firm with an over 45-year history of leadership, innovation, and investment excellence. KKR manages multiple alternative asset classes, including private equity, real estate, energy, infrastructure and credit, with strategic manager partnerships that manage hedge funds. Our Manager manages our investments and our day-to-day business and affairs in conformity with our investment guidelines and other policies that are approved and monitored by our board of directors. Our Manager is responsible for, among other matters, (i) the selection, origination or purchase and sale of our portfolio investments, (ii) our financing activities and (iii) providing us with investment advisory services. Our Manager is also responsible for our day-to-day operations and performs (or causes to be performed) such services and activities relating to our investments and business and affairs as may be appropriate. Our investment decisions are approved by an investment committee of our Manager that is comprised of senior investment professionals of KKR, including senior investment professionals of KKR's global real estate group. For a summary of certain terms of the management agreement, see Note 16 to our condensed consolidated financial statements included in this Form 10-Q.

Macroeconomic Environment

The last several quarters have been marked by significant volatility in global markets, driven by inflation, elevated interest rates, slowing economic growth, increased tariffs, trade tensions, geopolitical conditions, including as a result of the outbreak of a military conflict between the United States, Israel and Iran on February 28, 2026, and political and regulatory uncertainty. These conditions have adversely impacted, and may continue to adversely impact, the U.S. and global economies, the real estate industry and our borrowers, and the performance of the properties securing our loans. Collectively, these market dynamics pose challenges to commercial real estate values and transaction activity, which have resulted in lower demand for office space and elevated levels of vacancy and default rates.

Although the Federal Reserve lowered interest rates three times during 2024 and three times in 2025, interest rates remain elevated and the timing, direction and extent of any future interest rate changes remain uncertain. Although higher interest rates will generally correlate to increases in our net income, increases in interest rates may adversely affect our existing borrowers and the cost of financing their properties and lead to nonperformance. Higher interest rates may also adversely impact real estate asset values and increase our interest expense, which expense may not be fully offset by any resulting increase in interest income.

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

Earnings (Loss) Per Share and Dividends Declared

The following table sets forth the calculation of basic and diluted net income (loss) per share and dividends declared per share (amounts in thousands, except share and per share data):

	Three Months Ended
	March 31, 2026	December 31, 2025
Net income (loss) attributable to common stockholders	$(61,881)	$(31,989)
Weighted-average number of shares of common stock outstanding, basic and diluted	64,673,125	65,442,561
Net income (loss) per share, basic and diluted	$(0.96)	$(0.49)
Dividends declared per share	$0.25	$0.25

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

The following table provides a reconciliation of GAAP net income attributable to common stockholders to Distributable Earnings (amounts in thousands, except share and per share data):

	Three Months Ended		Three Months Ended
	March 31, 2026	Per Diluted Share(A)	December 31, 2025	Per Diluted Share(A)
Net Income (Loss) Attributable to Common Stockholders	$(61,881)	$(0.96)	$(31,989)	$(0.49)
Adjustments
Non-cash equity compensation expense	1,808	0.03	1,485	0.02
Depreciation and amortization	1,358	0.02	1,167	0.02
Unrealized (gain) loss on investments	(164)	—	(47)	—
Unrealized (gain) loss on foreign currency translation	5,377	0.08	(1,190)	(0.02)
Unrealized (gain) loss on foreign currency forward contracts	(6,853)	(0.11)	1,305	0.02
Provision for credit losses, net	73,541	1.14	43,686	0.67
Distributable Earnings before realized losses	$13,186	$0.20	$14,417	$0.22
Realized loss on loan write-off	(17,292)	(0.27)	—	—
Distributable Earnings (Loss)	$(4,106)	$(0.06)	$14,417	$0.22
Diluted weighted average common shares outstanding	64,673,125		65,442,561

(A)     Per share amounts presented may not foot due to rounding.

Book Value per Share

We believe that book value per share is helpful to stockholders in evaluating the growth of our company as we have scaled our equity capital base and continue to invest in our target assets.

The following table calculates our book value per share (amounts in thousands, except share and per share data):

	March 31, 2026	December 31, 2025
KKR Real Estate Finance Trust Inc. stockholders' equity	$1,095,644	$1,172,550
Series A preferred stock (liquidation preference of $25.00 per share)	(327,750)	(327,750)
Common stockholders' equity	$767,894	$844,800

Shares of common stock issued and outstanding at period end	64,275,643	64,367,737
Add: Deferred stock units	395,889	395,889
Total shares outstanding at period end	64,671,532	64,763,626

Book value per share	$11.87	$13.04

Book value as of March 31, 2026 included the impact of an estimated CECL allowance of $260.3 million, or ($4.03) per share and accumulated depreciation of $6.5 million, or ($0.10) per share. See Note 2 — Summary of Significant Accounting Policies, to our condensed consolidated financial statements included in this Form 10-Q for detailed discussion of allowance for credit losses.

Our Portfolio

We have established a $5,725.4 million portfolio of diversified investments, consisting primarily of senior commercial real estate loans as of March 31, 2026.

As of March 31, 2026, the average risk rating of our loan portfolio was 3.3, weighted by loan outstanding principal. As of March 31, 2026, the average loan commitment in our portfolio was $107.8 million and multifamily and industrial loans comprised 63% of our loan portfolio.

In addition, we owned Real Estate Assets with an investment amount of $505.0 million, comprised of the acquired properties (directly or indirectly) and capitalized redevelopment costs, as of March 31, 2026. These properties are reflected on our Condensed Consolidated Balance Sheets.

We have executed on our primary investment strategy of originating floating-rate transitional senior loans and, as we continue to scale our loan portfolio, we expect that our originations will be heavily weighted toward floating-rate loans. As of March 31, 2026, substantially all of our loans by outstanding principal earned a floating rate of interest. We expect the majority of our future investment activity to focus on originating floating-rate senior loans that we finance with our repurchase and other financing facilities. As of March 31, 2026, all of our investments were located in the United States and Europe.

The following charts illustrate the diversification and composition of our loan portfolio as of March 31, 2026, based on type of investment, interest rate, underlying property type, geographic location, vintage and LTV:

Loan Portfolio(A)

Investment Type

Senior Loans
100%

Interest Rate Type

Fixed
1%
Floating
99%

Property Type

Hospitality
3%
Other(C)
2%
Life Science(B)
14%
Multifamily
41%
Office
18%
Industrial
22%

Geography

MN
4%
Other
16%
CA
18%
NY
5%
MA
12%
PA
5%
FL
11%
D.C.
5%
TX
11%
U.K.
6%
NC
7%

Original Vintage

2019
2%
2018
2%
2017
4%
2026
4%
2020
3%
2025
19%
2024
<1%
2021
41%
2022
25%

LTV(D)

75-80%
8%
<60%
24%
70-75%
37%
60-65%
15%
65-70%
16%

(A)    Charts are based on outstanding principal of our commercial real estate loans. Excludes fully written off loans, loans held in CMBS investments, and equity method investment, unconsolidated entity.
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

The following table details our quarterly loan activity (amounts in thousands):

	Three Months Ended
	March 31, 2026	December 31, 2025	September 30, 2025	June 30, 2025
Loan originations	$179,694	$424,403	$131,850	$210,650

Loan fundings	$197,895	$425,722	$84,149	$230,232
Loan repayments	(415,372)	(379,936)	(479,658)	(450,053)
Net fundings	(217,477)	45,786	(395,509)	(219,821)
Payment-in-kind ("PIK") interest	—	322	410	369
Net write-offs	(17,292)	—	(14,394)	(20,434)
Transfer to REO	—	—	(71,081)	(91,766)
Gain (loss) on foreign currency translation	(8,151)	5,344	—	—
Total activity	$(242,920)	$51,452	$(480,574)	$(331,652)

The following table details overall statistics for our loan portfolio as of March 31, 2026 (amounts in thousands):

	Outstanding Principal
	Total	Floating Rate Loans	Fixed Rate Loans(A)
Number of loans(B)	51	51	—
Principal balance	$5,118,941	$5,044,541	$74,400
Amortized cost	5,105,896	5,031,496	74,400
Unfunded loan commitments	379,593	374,593	5,000
Weighted average cash coupon(C)	7.0%	+ 3.3%	*
Weighted average all-in yield(C)	7.2%	+ 3.6%	*
Weighted average maximum maturity (years)(D)	1.7	1.7	0.3
Weighted average LTV(E)	66%	66%	n.a.

*    Rounds to zero
(A)    Represents a mezzanine loan with a commitment of $79.4 million accompanying a senior loan. $74.4 million of loan principal was funded and on nonaccrual status as of March 31, 2026. Refer to Note 3 to our condensed consolidated financial statements for additional information.
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

The table below sets forth additional information relating to our portfolio as of March 31, 2026 (amounts in millions):

	Investment(A)	Location	Property Type	Investment Date	Total Whole Loan(B)	Committed Principal/Investment Amount	Outstanding Principal/ Investment Amount	Net Equity(C)	Coupon(D)(E)		Max Remaining Term (Years)(D)(F)	Loan/Investment Per SF / Unit / Key(G)	Origination LTV(D)(H)	Risk Rating
	Senior Loans
1	Senior Loan	Boston, MA	Life Science	8/3/2022	$312.5	$312.5	$229.6	$34.1	+	4.2%	1.4	$747 / SF	n.a.	5
2	Senior Loan	Various, U.S.	Industrial	4/28/2022	504.5	252.3	252.3	64.1	+	2.7	1.1	$98 / SF	64	3
3	Senior Loan	Bronx, NY	Industrial	8/27/2021	381.2	228.7	217.2	58.0	+	10.5	0.2	$277 / SF	52	3
4	Senior Loan	Los Angeles, CA	Multifamily	2/19/2021	220.0	220.0	220.0	54.8	+	2.9	—	$410,430 / unit	68	3
5	Senior Loan	Minneapolis, MN	Office	11/13/2017	199.4	199.4	194.4	102.0	+	2.3	0.3	$182 / SF	n.a.	5
6	Senior Loan	Washington, D.C.	Office	11/9/2021	181.0	181.0	180.5	72.2	+	3.4	1.7	$506 / SF	55	3
7	Senior Loan	Various, United Kingdom	Industrial	3/5/2026	427.4	179.7	173.6	171.8	+	2.6	5.1	$73 / SF	72	3
8	Senior Loan	West Palm Beach, FL	Multifamily	12/29/2021	171.5	171.5	171.4	42.5	+	2.8	0.8	$211,091 / unit	73	2
9	Senior Loan	Boston, MA	Life Science	4/27/2021	332.3	166.2	164.1	66.2	+	3.7	—	$681 / SF	n.a.	5
10	Senior Loan	Redwood City, CA	Life Science	9/30/2022	580.9	145.2	105.4	21.3	+	4.5	1.5	$886 / SF	53	3
11	Senior Loan	Various, United Kingdom	Industrial	11/19/2025	462.7	138.8	138.8	33.5	+	2.8	4.6	$145 / SF	75	3
12	Senior Loan	Plano, TX	Office	2/6/2020	137.8	137.8	134.8	35.3	+	4.1	0.4	$186 / SF	64	3
13	Senior Loan	Raleigh, NC	Industrial	6/24/2025	407.6	125.0	125.0	24.1	+	2.4	4.3	$152 / SF	71	3
14	Senior Loan	Arlington, VA	Multifamily	1/20/2022	119.3	119.3	119.3	28.9	+	3.1	0.9	$397,644 / unit	65	3
15	Senior Loan	San Diego, CA	Multifamily	10/20/2021	115.7	115.7	115.4	45.5	+	3.7	0.6	$499,500 / unit	n.a.	5
16	Senior Loan	Philadelphia, PA	Office	6/19/2018	114.3	114.3	114.3	31.4	+	2.8	0.9	$117 / SF	71	4
17	Senior Loan	Dallas, TX	Office	11/7/2025	228.2	114.1	94.1	19.6	+	3.2	4.6	$373 / SF	52	3
18	Senior Loan	Pittsburgh, PA	Student Housing	6/8/2021	112.5	112.5	112.5	25.3	+	3.0	0.2	$155,602 / unit	74	2
19	Senior Loan	Chicago, IL	Office	7/15/2019	105.0	105.0	90.7	53.8	+	2.3	2.4	$87 / SF	59	4
20	Senior Loan	Las Vegas, NV	Multifamily	12/28/2021	101.1	101.1	101.1	25.1	+	2.8	0.8	$191,460 / unit	61	3
21	Senior Loan	Washington, D.C.	Office	1/13/2022	228.5	100.0	100.0	15.1	+	3.3	1.9	$365 / SF	55	3
22	Senior Loan	Cambridge, MA	Life Science	12/22/2021	341.3	98.4	64.1	14.2	+	3.7	4.8	$912 / SF	51	3
23	Senior Loan	Various, U.S.	Industrial	6/15/2022	195.2	97.6	83.4	21.4	+	2.9	1.3	$96 / SF	51	3
24	Senior Loan	Cary, NC	Multifamily	11/21/2022	95.3	95.3	95.3	22.6	+	3.4	1.7	$244,275 / unit	63	3
25	Senior Loan	Jersey City, NJ	Multifamily	10/9/2025	190.0	95.0	95.0	18.2	+	2.5	4.5	$455,635 / unit	76	3
26	Senior Loan	Orlando, FL	Multifamily	12/14/2021	94.9	94.9	94.9	24.6	+	3.1	0.8	$250,396 / unit	74	3
27	Senior Loan	Boston, MA	Industrial	6/28/2022	259.4	90.9	90.8	19.3	+	2.7	2.3	$195 / SF	52	3
28	Senior Loan	San Carlos, CA	Life Science	2/1/2022	139.7	89.1	66.2	27.7	+	1.0	1.6	$452 / SF	68	3
29	Senior Loan	Brisbane, CA	Life Science	7/22/2021	88.3	88.3	80.8	24.0	+	3.4	2.4	$698 / SF	71	3
30	Senior Loan	North Palm Beach, FL	Multifamily	5/22/2025	85.7	85.7	85.4	16.5	+	2.3	4.2	$341,600 / unit	72	3
31	Senior Loan	Various, U.S.	Multifamily	1/31/2025	142.2	85.3	85.1	21.5	+	3.0	3.9	$214,211 / unit	70	3
32	Senior Loan	Various, Europe	Hospitality	12/2/2025	351.1	77.9	73.9	17.8	+	3.0	4.9	$70,861 / key	70	3
33	Senior Loan	Philadelphia, PA	Mixed Use	6/28/2024	77.7	77.7	24.4	24.4	+	4.0	3.3	$75 / SF	72	3
34	Senior Loan	Brandon, FL	Multifamily	1/13/2022	76.7	76.7	73.8	24.1	+	3.1	0.9	$189,240 / unit	75	3
35	Senior Loan	Nashville, TN	Hospitality	1/6/2025	75.8	75.8	75.0	14.6	+	3.3	3.8	$326,087 / key	64	3
36	Senior Loan	Delray Beach, FL	Multifamily	3/26/2025	73.0	73.0	73.0	14.2	+	2.3	4.0	$257,042 / unit	71	3

	Investment(A)	Location	Property Type	Investment Date	Total Whole Loan(B)	Committed Principal/Investment Amount	Outstanding Principal/ Investment Amount	Net Equity(C)	Coupon(D)(E)		Max Remaining Term (Years)(D)(F)	Loan/Investment Per SF / Unit / Key(G)	Origination LTV(D)(H)	Risk Rating
37	Senior Loan	Melville, NY	Multifamily	7/25/2025	142.1	71.1	22.2	7.3	+	3.9	4.4	$475,251 / unit	55	3
38	Senior Loan	Hollywood, FL	Multifamily	12/20/2021	71.0	71.0	71.0	17.1	+	2.8	0.8	$287,449 / unit	74	3
39	Senior Loan	Denver, CO	Multifamily	9/14/2021	70.3	70.3	70.3	16.3	+	2.8	0.5	$290,496 / unit	78	3
40	Senior Loan	Charlotte, NC	Multifamily	12/14/2021	65.3	65.3	63.0	14.7	+	3.1	0.8	$171,125 / unit	74	3
41	Senior Loan	Plano, TX	Multifamily	3/31/2022	63.3	63.3	63.3	30.1	+	2.8	1.4	$238,000 / unit	75	3
42	Senior Loan	Dallas, TX	Multifamily	8/18/2021	63.1	63.1	63.1	15.6	+	3.9	0.4	$175,278 / unit	70	3
43	Senior Loan	Atlanta, GA	Multifamily	9/16/2025	60.8	60.8	60.8	11.7	+	2.4	4.5	$211,847 / unit	67	3
44	Senior Loan	Durham, NC	Multifamily	12/15/2021	59.5	59.5	58.2	24.1	+	2.8	1.8	$168,700 / unit	67	3
45	Senior Loan	San Antonio, TX	Multifamily	4/20/2022	57.6	57.6	56.4	15.3	+	2.7	1.1	$164,950 / unit	79	3
46	Senior Loan	Sharon, MA	Multifamily	12/1/2021	51.9	51.9	51.9	12.1	+	2.9	0.7	$270,443 / unit	70	3
47	Senior Loan	Atlanta, GA	Multifamily	12/10/2021	51.4	51.4	51.4	13.0	+	3.0	0.8	$170,197 / unit	67	3
48	Senior Loan	Reno, NV	Industrial	4/28/2022	140.4	50.5	50.5	11.5	+	2.7	1.1	$117 / SF	74	3
49	Senior Loan	Carrollton, TX	Multifamily	4/1/2022	43.7	43.7	43.7	20.7	+	2.9	0.2	$136,478 / unit	74	4
50	Senior Loan	Dallas, TX	Multifamily	4/1/2022	42.4	42.4	42.4	20.4	+	2.9	0.1	$119,144 / unit	73	3
51	Senior Loan	Georgetown, TX	Multifamily	12/16/2021	35.2	35.2	35.2	8.8	+	3.4	0.8	$167,381 / unit	68	4
	Total/Weighted Average Senior Loans Unlevered				$8,747.6	$5,498.5	$5,118.9	$1,568.1	+	3.4%	1.7		66%	3.3
	Real Estate Assets
1	Real Estate Owned	Mountain View, CA	Office	6/28/2024	n.a.	$122.6	$122.6	$122.6		n.a.	n.a.	$396 / SF	n.a.
2	Equity Method Investment(I)	Seattle, WA	Life Science	6/28/2024	n.a.	96.9	96.9	55.9		n.a.	n.a.	$610 / SF	n.a.
3	Real Estate Owned	West Hollywood, CA	Condo	4/15/2025	n.a.	95.4	95.4	40.4		n.a.	n.a.	$2,578,378 / unit	n.a.
4	Real Estate Owned	Portland, OR	Retail / Redevelopment	12/16/2021	n.a.	94.8	94.8	94.8		n.a.	n.a.	n.a.	n.a.
5	Real Estate Owned	Raleigh, NC	Multifamily	8/12/2025	n.a.	71.9	71.9	31.9		n.a.	n.a.	$224,688 / unit	n.a.
6	Real Estate Owned	Philadelphia, PA	Office	12/22/2023	n.a.	23.4	23.4	23.4		n.a.	n.a.	$111 / SF	n.a.
	Total/Weighted Average Real Estate Assets					$505.0	$505.0	$368.9
	CMBS Investments
1	Equity Method Investment(J)	Various, U.S.	Various	2/13/2017	n.a.	$40.0	$35.4	$35.4		4.7%	3.2		58%
2	CMBS B-Pieces	Various, U.S.	Various	3/12/2026	n.a.	15.1	15.1	15.1		6.1	9.7		50
3	CMBS Investment	Kailua-Kona, HI	Hospitality	3/17/2026	n.a.	14.0	14.0	14.0	+	5.8	6.8		55
4	CMBS Investment	Dallas, TX	Mixed Use	2/20/2026	n.a.	12.8	12.8	12.8	+	6.8	6.7		62
5	CMBS B-Pieces	Various, U.S.	Various	6/18/2025	n.a.	9.2	9.2	9.2		5.9	9.0		42
	Total/Weighted Average CMBS Investments					$91.1	$86.5	$86.5		5.5%	6.0		55%
	Other Investments
1	Equity Method Investment(K)	Various, Europe	Industrial	10/10/2025	n.a.	14.9	14.9	14.9		n.a.	n.a.		n.a.
	Total/Weighted Average Other Investments					$14.9	$14.9	$14.9
	Grand Total / Weighted Average					$6,109.5	$5,725.4	$2,038.5		7.0%	1.8		66%	3.3

*    Numbers presented may not foot due to rounding.

(A)    Our total portfolio represents the current principal amount or investment amount on senior and mezzanine loans, real estate assets, CMBS investments and other investments. Excludes loans that were fully written off.
For Senior Loan 5, the total whole loan is on non-accrual and has an outstanding principal balance of $194.4 million, including (i) a fully funded senior mortgage loan of $120.0 million, at an interest rate of S+2.25% and (ii) a mezzanine note with a commitment of $79.4 million, of which $74.4 million was funded as of March 31, 2026, at a fixed interest rate of 4.5% PIK.
(B)    Total Whole Loan represents the total commitment of the entire loan originated, including participations by KKR affiliated entities. KREF has been the sole or lead investor across all of its originations since its 2015 inception. As of December 31, 2025, KKR's investment portfolio has less than 0.5% overlap with KREF's portfolio on a KKR AUM basis. Global Atlantic’s investment portfolio has less than 1% overlap with KREF's portfolio on a Global Atlantic AUM basis.
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
(G)    Loan Per SF / Unit / Key is based on the current principal amount divided by the current SF / Unit / Key. For Senior Loans 1, 3, 10, 22 and 37, Loan Per SF / Unit / Key is calculated as the total commitment amount of the loan divided by the proposed SF / Unit / Key.
(H)    For senior loans, LTV is generally based on the initial loan amount divided by the as-is appraised value as of the date the loan was originated; for construction loans, LTV is generally calculated as the total commitment amount of the loan divided by the as-stabilized value; for mezzanine loans, LTV is based on the initial balance of the whole loan divided by the as-is appraised value as of the date the loan was originated; for CMBS investments, LTV is based on the weighted average LTV of the underlying loan pool at issuance. Weighted Average LTV excludes risk-rated 5 loans.
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

As of March 31, 2026, the average risk rating of KREF's portfolio was 3.3, weighted by outstanding loan principal, compared to 3.2 with that as of December 31, 2025.

	March 31, 2026				December 31, 2025
Risk Rating	Number of Loans(A)	Carrying Value	Outstanding Principal	Outstanding Principal %	Number of Loans(A)	Carrying Value	Outstanding Principal	Outstanding Principal %
1	—	$—	$—	—%	—	$—	$—	—%
2	2	283,870	283,906	6	2	283,816	283,906	5
3	41	3,838,553	3,847,751	74	46	4,405,274	4,415,095	82
4	4	284,547	283,774	6	1	90,671	90,671	2
5	4	698,926	703,510	14	4	567,995	572,191	11
Total loan receivable	51	$5,105,896	$5,118,941	100%	53	$5,347,756	$5,361,863	100%
Allowance for credit losses		(258,679)				(201,924)
Loan receivable, net		$4,847,217				$5,145,832

(A)    Excludes fully written off loans.

In March 2026, we modified a risk-rated 5 senior life science loan located in Cambridge, MA, with an outstanding principal balance of $100.4 million. The terms of the modification included a $20.2 million principal repayment, and a restructure of the $80.2 million senior loan (after the $20.2 million repayment) into (i) a $62.9 million committed senior mortgage loan (with $35.5 million in unfunded commitment), and (ii) a $17.3 million subordinated note which is subordinate to a new $14.4 million sponsor interest. The restructured senior loan earns a coupon rate of S+3.7% and has a new term of five years. The $17.3 million subordinated note was deemed uncollectible and written off in March 2026. The loan modification was accounted for as a new loan for GAAP purposes. The restructured senior loan with an outstanding principal balance of $64.1 million was risk-rated 3 as of March 31, 2026.

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

Our Non-Mark-to-Market Financing Sources, which accounted for 77% of our total financing as of March 31, 2026, are not subject to credit or capital markets mark-to-market provisions. The remaining 23% of our total financing, which is comprised of three master repurchase agreements, are only subject to credit marks.

We plan to expand and diversify our financing sources, especially those sources that provide non-mark-to-market financing, reducing our exposure to market volatility.

The following table summarizes our financing agreements (amounts in thousands):

		March 31, 2026				December 31, 2025
		Borrowings			Collateral	Borrowings
	Non-/Mark-to-Market	Maximum Facility Size(A)	Outstanding Principal	Available(B)	Outstanding Principal	Outstanding Principal
Master Repurchase Agreements	Mark-to-Credit	$1,646,765	$1,017,980	$11,331	$1,606,659	$1,220,707
Collateralized Loan Obligations	Non-Mark-to-Market	1,066,134	1,066,134	—	1,423,384	1,198,378
Term Lending Agreements	Non-Mark-to-Market	1,377,032	708,607	4,454	932,331	771,823
Term Loan Facility	Non-Mark-to-Market	1,000,000	511,934	1,820	668,601	513,202
Warehouse Facility	Non-Mark-to-Market	250,000	—	—	—	—
Asset Specific Financing	Non-Mark-to-Market	480,625	369,153	374	460,056	365,318
Revolver	Non-Mark-to-Market	700,000	200,000	500,000	n.a.	—
Secured Term Loan	Non-Mark-to-Market	645,125	645,125	—	n.a.	646,750
Total leverage		$7,165,681	$4,518,933	$517,979		$4,716,178

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

Covenants — Each of our repurchase facilities, term lending agreements, warehouse facility and our Revolver contain customary terms and conditions, including, but not limited to, negative covenants relating to restrictions on our operations with respect to our status as a REIT, and financial covenants, such as:

•a trailing four quarter interest income to interest expense ratio covenant (1.3 to 1.0);
•a consolidated tangible net worth covenant ($1.0 billion or less, depending upon the facility, plus 75% of the aggregate cash proceeds of any equity issuances we make and any capital contributions we receive, less share repurchases);
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

As of March 31, 2026, we were in compliance with the covenants of our financing facilities.

Non-Consolidated Senior Interests

In certain instances, we finance our loans through the non-recourse sale of a senior loan interest that is not included in our condensed consolidated financial statements. These non-consolidated senior interests provide structural leverage on a non-mark-to-market, match-term basis for our net investments, which are typically reflected in the form of mezzanine loans or other subordinate interests on our condensed consolidated balance sheets and in our condensed consolidated statement of income. We had no outstanding financing through non-consolidated senior interests as of March 31, 2026.

Guarantees — In connection with our financing arrangements, including master repurchase agreements, term lending agreements, and asset specific financing, KKR Real Estate Finance Holdings L.P. (our "Operating Partnership") has entered into a limited guarantee in favor of each lender, under which our Operating Partnership guarantees the obligations of the borrower under the respective financing agreement (i) in the case of certain defaults, up to a maximum liability of 25.0% of the then-outstanding repurchase price of the eligible loans, participations or securities, as applicable, or (ii) up to a maximum liability of 100.0% in the case of certain "bad boy" defaults. The borrower in each case is a special purpose subsidiary of ours. In addition, some guarantees include certain full recourse insolvency-related trigger events.

With respect to our Revolver, amounts borrowed are full recourse to certain guarantor wholly-owned subsidiaries of ours.

Real Estate Assets, Held For Investment

Portland, OR Retail / Redevelopment — In December 2021, we took title a Portland retail property and recorded the property and its net assets on the Condensed Consolidated Balance Sheets based on the estimated fair value of acquired assets and assumed liabilities. We contributed a portion of the REO asset to a joint venture (the "REO JV") with a third party local developer (“JV Partner”), whereby we had a 90% interest and the JV Partner had a 10% interest. The JV Partner's interest in the property was presented within "Noncontrolling interests in equity of consolidated joint ventures" on the Condensed Consolidated Balance Sheets. In June 2025, we sold a portion of the property for $6.0 million and recognized a realized gain of $0.7 million after closing costs. As of March 31, 2026, we have a priority of distributions up to $82.4 million before the JV Partner can participate in the economics of the REO JV.

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

Real Estate Assets, Held For Sale

Philadelphia, PA Office — In December 2023, we took title to a Philadelphia office portfolio through a DIL and recorded the portfolio and its net assets on the Condensed Consolidated Balance Sheets based on the estimated fair value of acquired assets and assumed liabilities. Portions of the portfolio were sold in June 2024 and May 2025. The May 2025 sale resulted in a realized gain of $0.5 million. As of March 31, 2026, there was one office property remaining.

West Hollywood, CA Condo — In April 2025, we took title to a West Hollywood multifamily property through an AIL. We recorded the property and its net assets on the Condensed Consolidated Balance Sheets based on the estimated fair value of acquired assets and assumed liabilities.

As of March 31, 2026, the Philadelphia, PA Office and West Hollywood, CA Condo properties met the criteria to be classified as held for sale under ASC 360. As such, depreciation and amortization on the properties and related lease intangibles were suspended.

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

CMBS B-Pieces, Equity Method Investment

As of March 31, 2026, we held a 3.5% interest in RECOP I, an unconsolidated VIE of which we were not the primary beneficiary. The aggregator vehicle in which we invested is controlled and advised by affiliates of our Manager. RECOP I primarily acquired junior tranches of CMBS newly issued by third parties. We do not pay any fees to RECOP I, but we bear the pro rata share of RECOP I's expenses. We reported our share of the net asset value of RECOP I in our Condensed Consolidated Balance Sheets, presented as “Equity method investments” and our share of net income, presented as “Income (loss) from equity method investments” on the Condensed Consolidated Statements of Income.

Unconsolidated Entity, Equity Method Investment

In October 2025, we acquired a 50% economic interest in an affiliated company, which invested in a senior mortgage loan that is collateralized by industrial properties in France. The affiliated company's investment in the underlying senior mortgage loan is 80% financed, with a funding cost of EURIBOR + 1.6%. We do not have unilateral authority to direct the activities that most significantly impact the affiliated company's economic performance. Accordingly, we reported the net investment value of the economic interest in our Condensed Consolidated Balance Sheets, presented as “Equity method investments” and our share of net income, presented as “Income (loss) from equity method investments” on the Condensed Consolidated Statements of Income.

Variable Interest Entity Liabilities

In connection with our investments in CMBS B-Pieces, we consolidated the CMBS trusts that hold the pools of senior loans underlying the CMBS because we determined such trusts are VIEs and we are the primary beneficiary of such VIEs. As a result of the consolidations, our financial statements include the liabilities of the consolidated CMBS trusts. However, the liabilities are not recourse to us, and our risk of loss is limited to the value of our investment in the related CMBS B-Pieces. See Note 8 to the consolidated financial statements for additional information on these liabilities as of March 31, 2026.

Results of Operations

Three Months Ended March 31, 2026 Compared to Three Months Ended December 31, 2025

The following table summarizes the changes in our results of operations for three months ended March 31, 2026 and December 31, 2025 (amounts in thousands, except per share data):

	Three Months Ended		Increase (Decrease)
	March 31, 2026	December 31, 2025	Dollars	Percentage
Net Interest Income
Interest income	$95,906	$101,341	$(5,435)	(5)%
Interest expense	69,717	75,549	(5,832)	(8)
Total net interest income	26,189	25,792	397	2

Other Income
Revenue from real estate owned operations	4,944	4,866	78	2
Income (loss) from equity method investments	657	413	244	59
Change in net assets of consolidated variable interest entities, CMBS trusts	439	342	97	28
Gain (loss) on foreign currency translation	(5,377)	1,190	(6,567)	(552)
Gain (loss) on foreign currency forward contracts	6,853	(1,265)	8,118	642
Other miscellaneous income	894	1,302	(408)	(31)
Total other income	8,410	6,848	1,562	23

Operating Expenses
Provision for credit losses, net	73,541	43,686	29,855	68
Expenses from real estate owned operations	8,122	6,721	1,401	21
Management fee to related parties	5,511	5,524	(13)	—
General and administrative	4,584	3,804	780	21
Total operating expenses	91,758	59,735	32,023	54

Income (Loss) Before Income Taxes	(57,159)	(27,095)	(30,064)	111
Income tax expense	—	(156)	156	100
Net Income (Loss)	(57,159)	(26,939)	(30,220)	112
Net income (loss) attributable to noncontrolling interests	(1,019)	(697)	(322)	(46)
Net Income (Loss) Attributable to KKR Real Estate Finance Trust Inc. and Subsidiaries	(56,140)	(26,242)	(29,898)	114
Preferred stock dividends	5,326	5,326	—	—
Participating securities' share in earnings	415	421	(6)	(1)
Net Income (Loss) Attributable to Common Stockholders	$(61,881)	$(31,989)	$(29,892)	93

Net Income (Loss) Per Share of Common Stock
Basic and Diluted	$(0.96)	$(0.49)	$(0.47)	96
Weighted Average Number of Shares of Common Stock Outstanding
Basic and Diluted	64,673,125	65,442,561	(769,436)	(1)

Dividends Declared per Share of Common Stock	$0.25	$0.25	$—	—

Net Interest Income

Net interest income increased by $0.4 million during the three months ended March 31, 2026, as compared to the preceding three-month period. This increase was due to the decline in interest expense exceeding the decline in interest income, which both declined primarily due to lower index rates and a reduced loan portfolio size. We recorded $4.1 million of deferred loan fees and origination discounts accreted into interest income during the three months ended March 31, 2026, as compared to $4.8 million during the preceding period. In addition, we recorded $3.5 million of deferred financing costs amortization into interest expense during the three months ended March 31, 2026, as compared to $3.3 million for the preceding period.

Other Income

Total other income increased by $1.6 million during the three months ended March 31, 2026, as compared to the preceding period. This increase was driven by current period gains on foreign currency forward contracts of $6.9 million partially offset by losses on foreign currency translation of $5.4 million.

Operating Expenses

Total operating expenses increased by $32.0 million during the three months ended March 31, 2026, as compared to the preceding period. This increase was primarily due to a $29.9 million change in the provision for credit losses. The provision for credit losses during the three months ended March 31, 2026 was due primarily to additional reserves on risk-rated 5 office and life science loans.

Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025

The following table summarizes the changes in our results of operations for the three months ended March 31, 2026 and March 31, 2025 (amounts in thousands, except per share data):

	Three Months Ended March 31,		Increase (Decrease)
	2026	2025	Dollars	Percentage
Net Interest Income
Interest income	$95,906	$113,967	$(18,061)	(16)%
Interest expense	69,717	82,626	(12,909)	(16)
Total net interest income	26,189	31,341	(5,152)	(16)

Other Income
Revenue from real estate owned operations	4,944	2,889	2,055	71
Income (loss) from equity method investments	657	(201)	858	427
Change in net assets of consolidated variable interest entities, CMBS trusts	439	—	439	100
Gain (loss) on foreign currency translation	(5,377)	—	(5,377)	100
Gain (loss) on foreign currency forward contracts	6,853	—	6,853	100
Other miscellaneous income	894	1,187	(293)	(25)
Total other income	8,410	3,875	4,535	117

Operating Expenses
Provision for credit losses, net	73,541	24,863	48,678	196
Expenses from real estate owned operations	8,122	5,474	2,648	48
Management fee to related parties	5,511	5,797	(286)	(5)
General and administrative	4,584	4,831	(247)	(5)
Total operating expenses	91,758	40,965	50,793	124

Income (Loss) Before Income Taxes	(57,159)	(5,749)	(51,410)	894
Income tax expense	—	—	—	—
Net Income (Loss)	(57,159)	(5,749)	(51,410)	894
Net income (loss) attributable to noncontrolling interests	(1,019)	(888)	(131)	(15)
Net Income (Loss) Attributable to KKR Real Estate Finance Trust Inc. and Subsidiaries	(56,140)	(4,861)	(51,279)	1,055
Preferred stock dividends	5,326	5,326	—	—
Participating securities' share in earnings	415	363	52	14
Net Income (Loss) Attributable to Common Stockholders	$(61,881)	$(10,550)	$(51,331)	(487)

Net Income (Loss) Per Share of Common Stock
Basic and Diluted	$(0.96)	$(0.15)	$(0.81)	(540)
Weighted Average Number of Shares of Common Stock Outstanding
Basic and Diluted	64,673,125	68,765,877	(4,092,752)	(6)

Dividends Declared per Share of Common Stock	$0.25	$0.25	$—	—

Net Interest Income
Net interest income decreased by $5.2 million during the three months ended March 31, 2026, as compared to the corresponding period in the prior year. This decrease was due primarily to a reduced loan portfolio size as a result of repayments or other resolutions and lower index rates. We recorded $4.1 million of deferred loan fees and origination discounts accreted into interest income during the three months ended March 31, 2026, as compared to $3.4 million during the prior year period. In addition, we recorded $3.5 million of deferred financing costs amortization into interest expense during the three months ended March 31, 2026, as compared to $3.1 million during the prior year period.

Other Income

Total other income increased by $4.5 million during the three months ended March 31, 2026, as compared to the prior year period. This decrease was due primarily to a $2.1 million increase in revenue from REO operations and gains on foreign currency forward contracts of $6.9 million partially offset by losses on foreign currency translation of $5.4 million

Operating Expenses

Total operating expenses increased by $50.8 million during the three months ended March 31, 2026, as compared to the prior year period. The provision for credit losses during the three months ended March 31, 2026 was due primarily to additional reserves on risk-rated 5 office and life science loans.

Liquidity and Capital Resources

Overview

We have capitalized our business to date primarily through the issuance and sale of our common stock and preferred stock, borrowings from three master repurchase agreements, and borrowings from our Non-Mark-to-Market Financing Sources, which were comprised of collateralized loan obligations, term lending agreements, term loan facility, secured term loan, asset specific financing, warehouse facility, and Revolver. Our Non-Mark-to-Market Financing Sources, which accounted for 77% of our total financing as of March 31, 2026, are not subject to credit or capital markets mark-to-market provisions. The remaining 23% of our total financing, which are comprised of four master repurchase agreements, are only subject to credit marks.

Our primary sources of liquidity include $135.4 million of cash on our Condensed Consolidated Balance Sheets, $500.0 million of available capacity on our Revolver, $18.0 million of available borrowings under our financing arrangements based on existing collateral, and cash flows from operations. In addition, we had $535.0 million of total unencumbered assets, including $217.4 million of real estate owned assets, $86.5 million of CMBS investments and $231.1 million of unencumbered senior loans, that can be financed, as of March 31, 2026. Our Revolver and secured term loan are secured by corporate level guarantees and include net equity interests in the investment portfolio. We may seek additional sources of liquidity from syndicated financing, other borrowings (including borrowings not related to a specific investment) and future offerings of equity and debt securities.

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

As described in Note 11 to our condensed consolidated financial statements, we have off-balance sheet arrangements related to VIEs that we account for by either consolidating or by using the equity method of accounting when we hold an economic interest or have a capital commitment. Our maximum risk of loss associated with our interests in these VIEs is limited to the carrying value of our net investment in such entities and any unfunded capital commitments. As of March 31, 2026, we held $24.1 million of net investments in consolidated CMBS trusts, and $35.4 million of interests in a CMBS equity method investment.

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

We have also entered into an equity distribution agreement with certain sales agents, pursuant to which we may sell, from time to time, up to an aggregate sales price of $100.0 million of our common stock, pursuant to a continuous offering program (the “ATM”), under the Shelf. Sales of our common stock made pursuant to the ATM may be made in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act. During the three months ended March 31, 2026, we did not sell any shares of common stock under the ATM. As of March 31, 2026, $93.2 million remained available for issuance under the ATM.

See Notes 5, 6, 7 and 12 to our condensed consolidated financial statements for additional details regarding our secured financing agreements, collateralized loan obligations, secured term loan and stock activity.

Debt-to-Equity Ratio and Total Leverage Ratio

The following table presents our debt-to-equity ratio and total leverage ratio:

	March 31, 2026	December 31, 2025
Debt-to-equity ratio(A)	2.2x	2.2x
Total leverage ratio(B)	4.0x	3.9x

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

Sources of Liquidity

Our primary sources of liquidity include cash and cash equivalents and available borrowings under our secured financing agreements, inclusive of our Revolver. Amounts available under these sources as of the date presented are summarized in the following table (amounts in thousands):

	March 31, 2026	December 31, 2025
Cash and cash equivalents	$135,437	$84,617
Available borrowings under revolving credit agreement	500,000	700,000
Available borrowings under financing arrangements	17,978	27,662
Loan principal repayments held by a servicer(A)	—	74,279
Total	$653,415	$886,558

(A)     Loan principal repayments held by a servicer at December 31, 2025 were received in January 2026.

We also had $535.0 million of total unencumbered assets, including $217.4 million of real estate owned assets, $86.5 million of CMBS investments and $231.1 million of unencumbered senior loans as of March 31, 2026. In addition to our primary sources of liquidity, we have the ability to access further liquidity through our ATM program and public offerings of debt and equity securities. Our existing loan portfolio also provides us with liquidity as loans are repaid or sold, in whole or in part, and the proceeds from repayment become available for us to invest.

Cash Flows

The following table sets forth changes in cash and cash equivalents for the three months ended March 31, 2026, and 2025 (amounts in thousands):

	Three Months Ended March 31,
	2026	2025
Cash Flows From Operating Activities	$13,144	$15,916
Cash Flows From Investing Activities	249,472	(220,466)
Cash Flows From Financing Activities	(212,610)	205,347
Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	$50,006	$797

Cash Flows from Operating Activities

Our cash flows from operating activities were primarily driven by our net interest income, which is a result of the income generated by our investments less financing costs. The following table sets forth interest received from, and paid for, our investments (amounts in thousands):

	Three Months Ended March 31,
	2026	2025
Interest Received:
Senior Loans	89,693	110,907
Net assets of consolidated variable interest entity, CMBS trusts	371	—
Total	90,064	110,907
Interest paid:
Senior Loans	64,351	84,721
Net interest collections	$25,713	$26,186

Our net interest collections were partially offset by cash used to pay management fees, as follows (amounts in thousands):

	Three Months Ended March 31,
	2026	2025
Management Fees to related parties	$5,524	$5,919

Cash Flows from Investing Activities

During the three months ended March 31, 2026, our cash flows from investing activities were primarily driven by CRE loan repayments of $489.7 million, a CRE loan origination and loan fundings of $194.7 million, and purchases of CMBS investments of $41.8 million.

During the three months ended March 31, 2025, our cash flows from investing activities were primarily driven by CRE loan fundings of $400.2 million and loan repayments of $182.1 million.

Cash Flows from Financing Activities

During the three months ended March 31, 2026, our cash flows from financing activities were primarily driven by repayments of $300.1 million on our secured financing agreements and repayments of $132.2 million on our collateralized loan obligations, partially offset by borrowing proceeds of $239.7 million under our secured financing agreements.

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

Contractual Obligations and Commitments

The following table presents our contractual obligations and commitments (including interest payments) as of March 31, 2026 (amounts in thousands):

	Total	Less than 1 year	1 to 3 years	3 to 5 years	Thereafter
Master Repurchase Facilities(A)	$1,017,980	$319,785	$385,374	$312,821	$—
Term Lending Agreements(A)	708,607	65,315	277,580	365,712	—
Warehouse Facility	—	—	—	—	—
Term Loan Facility	511,934	117,352	261,050	133,532	—
Asset Specific Facility	369,153	90,000	279,153	—	—
Revolver(B)	200,000	200,000	—	—	—
Total secured financing agreements	2,807,674	792,452	1,203,157	812,065	—
Collateralized Loan Obligations	1,066,134	—	—	—	1,066,134
Secured Term Loan	645,125	6,500	13,000	13,000	612,625
Interest payable(C)	767,936	222,359	279,264	218,624	47,689
Future funding obligations(D)	379,593	256,015	123,578	—	—
Equity method investment, CMBS B-Pieces	4,324	4,324	—	—	—
Total	$5,670,786	$1,281,650	$1,618,999	$1,043,689	$1,726,448

(A)    The allocation of repurchase facilities and term lending agreements is based on the earlier of (i) the maximum maturity of the underlying loans pledged as collateral or (ii) the maximum maturity of the respective financing agreements. Amounts borrowed are subject to a maximum 25.0% recourse limit.
(B)    Any amounts borrowed are full recourse to certain subsidiaries of KREF. Amounts are estimated based on the amount outstanding under the Revolver and the interest rate in effect as of March 31, 2026. This is only an estimate as actual amounts borrowed, the timing of repayments and interest rates may vary over time. The Revolver matures in March 2030.
(C)    The amounts are estimated by assuming the amounts outstanding under these facilities and the interest rates in effect as of March 31, 2026 will remain constant into the future. The actual amounts borrowed and rates may vary over time.
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

We are also required to settle our foreign exchange contracts with our derivative counterparties upon maturity which, depending on exchange rate movements, may result in cash received from or due to the respective counterparty. The table above does not include these amounts as they are not fixed and determinable. Refer to Note 10 to our condensed consolidated financial statements for details regarding our derivative contracts.

We are required to pay our Manager a base management fee, an incentive fee and reimbursements for certain expenses pursuant to our management agreement. The table above does not include the amounts payable to our Manager under our management agreement as they are not fixed and determinable. See Note 16 to our condensed consolidated financial statements included in this Form 10-Q for additional terms and details of the fees payable under our management agreement.

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

Subsequent Events

Our subsequent events are detailed in Note 19 to our condensed consolidated financial statements.

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

Recent Accounting Pronouncements

In December 2025, the FASB issued ASU No. 2025-11, Interim Reporting (Topic 270)—Narrow-Scope Improvements, which provides a clearer framework and more consistent application of interim disclosure requirements for public business entities. The guidance is effective for our 2027 annual reporting. The guidance is applied prospectively and may be applied retrospectively. Adoption is not expected to have a material impact on our condensed consolidated financial statements.

In December 2025, the FASB issued ASU No. 2025-12, Codification Improvements, which refines existing guidance to further enhance the interpretation and application of the Codification. The guidance is effective for our 2026 annual reporting. The guidance is applied prospectively and may be applied retrospectively. Adoption is not expected to have a material impact on our condensed consolidated financial statements.

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

The Federal Reserve lowered interest rates three times during 2024 and three times in 2025. Interest rates remain elevated and the timing, direction and extent of any future interest rate changes remain uncertain. In a period of declining interest rates, our interest income on floating-rate investments would generally decrease, while any decrease in the interest we are charged on our floating-rate debt may be subject to floors and may not compensate for such decrease in interest income. However, rate floors relating to our loan portfolio may offset some of the impact from declining rates. In addition, interest we are charged on fixed-rate debt would not change.

As of March 31, 2026, our accruing loan portfolio and related portfolio financing earned or paid a floating rate of interest benchmarked to Term SOFR, SONIA or EURIBOR. Accordingly, our interest income and expense will generally change directionally with benchmark rates; however, in certain circumstances, rate floors relating to our loan portfolio may partially offset the impact from changing rates. As of March 31, 2026, a 50 basis point decrease in the benchmark rates would decrease our expected cash flows by approximately $0.2 million, or $0.00 per common share, and a 100 basis point decrease in the benchmark rates would increase our expected cash flows by approximately $0.7 million, or $0.01 per common share, for the following three-month period. Conversely, a 50 basis point and a 100 basis point increase in the benchmark rates would increase our expected cash flows by approximately $0.6 million and $1.2 million, or $0.01 and $0.02 per common share, respectively, for the same period.

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

Currency Risk

Our loans and investments that are denominated in a foreign currency are also subject to risks related to movements in currency rates. We generally mitigate this exposure by matching the currency of our foreign currency assets to the currency of the borrowings that finance those assets. As a result, we substantially reduce our exposure to changes in portfolio value related to changes in foreign currency rates. In addition, substantially all of our net asset exposure to the Euro and the British Pounds Sterling has been hedged with foreign currency forward contracts as of March 31, 2026.

The following table outlines our assets and liabilities that are denominated in a foreign currency (amounts in thousands):

	March 31, 2026
	EUR	GBP
Foreign currency assets	€62,435	£247,199
Foreign currency liabilities	(37,679)	(89,889)
Foreign currency contracts - notional	(24,145)	(158,295)
Net exposure to foreign exchange rate movements	€611	£(985)
Net exposure to foreign exchange rate movements in USD	$706	$(1,302)

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

As of March 31, 2026, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2026, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) of the Exchange Act) occurred during the quarter ended March 31, 2026 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The section entitled “Litigation” appearing in Note 15 of our condensed consolidated financial statements included in this Form 10-Q is incorporated herein by reference.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Under the Company's share repurchase program, as in effect during the quarter ended March 31, 2026, which was originally announced in May 2018, and subsequently extended and/or increased in June 2019, June 2020 and February 2023, we were authorized to repurchase up to an aggregate of $100.0 million of our common stock effective in February 2023, of which up to $50.0 million may be repurchased under a pre-set trading plan meeting the requirements of Rule 10b5-1 under the Exchange Act, and provide for repurchases of common stock when the market price per share is below book value per share (calculated in accordance with GAAP as of end of the most recent quarterly period for which financial statements are available), and the remaining $50.0 million may be used for repurchases in the open market, pursuant to pre-set trading plans meeting the requirements of Rule 10b5-1 under the Exchange Act, in privately negotiated transactions or otherwise. As of March 31, 2026, we had $46.0 million of remaining capacity to repurchase shares under the program. In April 2026, the Board of Directors authorized a modified repurchase program, which replaces the prior authorization and authorizes KREF to repurchase up to an aggregate of $75.0 million of common stock and 6.50% Series A Cumulative Redeemable Preferred Stock. The timing, manner, price and amount of any common or preferred stock repurchases will be determined by us in our discretion and will depend on a variety of factors, including legal requirements, price and economic considerations, and market conditions. The program does not require us to repurchase any specific number of shares of common or preferred stock. The program does not have an expiration date and may be suspended, modified or discontinued at any time.

The following table sets forth information regarding purchases of shares of our common stock during the three months ended March 31, 2026 (amounts in thousands, except share and per share data):

Period Beginning	Period Ending	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Amounts paid for shares purchased as part of publicly announced program	Approximate dollar value of shares that may yet be purchased under the program
January 1, 2026	January 31, 2026	92,094	$8.25	11,566,669	$759	$45,974
February 1, 2026	February 28, 2026	—	—	11,566,669	—	45,974
March 1, 2026	March 31, 2026	—	—	11,566,669	—	45,974
Total/Average		92,094	$8.25		$759

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Description

10.1	Fifth Amendment to Guaranty Agreement, effective as of March 31, 2026, between KKR Real Estate Finance Holdings L.P. and Morgan Stanley Bank, N.A.

10.2
Fourth Amendment to Guaranty Agreement, effective as of March 31, 2026, between KKR Real Estate Finance Holdings L.P. and Morgan Stanley Bank, N.A. (as the assignee of all the rights and obligations of MUFG Bank Ltd. under the Program Documents).

10.3
Eleventh Amendment, dated as of March 31, 2026, to the Credit Agreement among KREF Holdings X LLC, KKR Real Estate Finance Holdings L.P., the lenders party thereto and Morgan Stanley Senior Funding Inc., as administrative agent.

10.4	Amendment No. 9 to Guarantee Agreement, dated as of March 31, 2026 between Wells Fargo Bank, National Association and KKR Real Estate Finance Holdings L.P.

31.1	Certificate of Matthew A. Salem, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Kendra L. Decious, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of Matthew A. Salem, Chief Executive Officer, pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certificate of Kendra L. Decious, Chief Financial Officer, pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File, formatted in Inline XBRL and contained in Exhibit 101.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KKR REAL ESTATE FINANCE TRUST INC.

Date:	April 22, 2026	By:	/s/ Matthew A. Salem
Name: Matthew A. Salem
Title: Chief Executive Officer
(Principal Executive Officer)

Date:	April 22, 2026	By:	/s/ Kendra L. Decious
Name: Kendra L. Decious
Title: Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)