Form 10-Q
period 2026-06-30
KKR Real Estate Finance Trust Inc.
filed 2026-07-21
CIK 1631596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026

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

The number of shares of the registrant's common stock, par value $0.01 per share, outstanding as of July 20, 2026 was 58,577,948.

KKR REAL ESTATE FINANCE TRUST INC.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2026

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

PART I — FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

KKR Real Estate Finance Trust Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)
(Amounts in thousands, except share and per share data)

	June 30, 2026	December 31, 2025
Assets
Cash and cash equivalents	$83,058	$84,617
Commercial real estate loans, held-for-investment	4,373,120	5,347,756
Less: Allowance for credit losses	(291,916)	(201,924)
Commercial real estate loans, held-for-investment, net	4,081,204	5,145,832
Commercial real estate loan, held-for-sale	70,355	—
Real estate owned, held-for-investment, net	360,425	338,595
Real estate owned assets, held-for-sale	132,571	130,188
Equity method investments	273,088	147,332
Investments in CMBS securities	26,800	—
Consolidated variable interest entities assets, CMBS trusts, at fair value	1,241,299	505,230
Other assets(A)	290,483	112,849
Total Assets	$6,559,283	$6,464,643
Liabilities and Equity
Liabilities
Secured financing agreements, net	$3,024,096	$2,862,689
Collateralized loan obligations, net	660,342	1,198,332
Secured term loan, net	630,424	632,516
Real estate owned liabilities, held-for-sale	3,039	3,867
Consolidated variable interest entities liabilities, CMBS trusts, at fair value	1,216,917	496,060
Due to related parties	7,197	6,506
Other liabilities	26,969	39,469
Total Liabilities	5,568,984	5,239,439
Commitments and Contingencies (Note 15)	—	—
Equity
Preferred Stock, $0.01 par value, 50,000,000 shares authorized
Series A cumulative redeemable preferred stock, (13,110,000 shares issued and outstanding as of June 30, 2026 and December 31, 2025); liquidation preference of $327,750, or $25.00 per share	131	131
Common stock, $0.01 par value, 300,000,000 authorized (60,929,760 shares issued and 58,577,948 outstanding as of June 30, 2026; 65,488,680 shares issued and 64,367,737 shares outstanding as of December 31, 2025)	609	644
Additional paid-in capital	1,659,313	1,687,168
Accumulated deficit	(711,732)	(506,130)
Repurchased stock (2,351,812 and 1,120,943 shares repurchased as of June 30, 2026 and December 31, 2025, respectively)	(16,552)	(9,263)
Total KKR Real Estate Finance Trust Inc. Stockholders’ Equity	931,769	1,172,550
Noncontrolling interests in equity of consolidated joint ventures	58,530	52,654
Total Equity	990,299	1,225,204
Total Liabilities and Equity	$6,559,283	$6,464,643

(A)     Includes $254.8 million of loan principal repayments held by a servicer as of June 30, 2026.

See Notes to Condensed Consolidated Financial Statements.

KKR Real Estate Finance Trust Inc. and Subsidiaries

Condensed Consolidated Statements of Income (Unaudited)
(Amounts in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net Interest Income
Interest income	$85,487	$112,272	$181,393	$226,239
Interest expense	67,305	82,101	137,022	164,727
Total net interest income	18,182	30,171	44,371	61,512

Other Income
Revenue from real estate owned operations	4,371	4,025	9,315	6,914
Income (loss) from equity method investments	(988)	(619)	(331)	(820)
Change in net assets of consolidated variable interest entities, CMBS trusts	836	41	1,275	41
Gain (loss) on foreign currency translation (includes unrealized gains (losses) of $2,547 and ($2,829) in 2026 and $0 and $0 in 2025, respectively)	1,526	—	(3,851)	—
Gain (loss) on foreign currency forward contracts (includes unrealized gains (losses) of ($5,333) and $1,488 in 2026 and $0 and $0 in 2025, respectively)	(4,194)	—	2,659	—
Gain (loss) on sale of real estate owned	—	1,192	—	1,192
Other miscellaneous income	1,214	1,061	2,108	2,248
Total other income	2,765	5,700	11,175	9,575

Operating Expenses
Provision for credit losses, net	75,088	49,848	148,629	74,711
Change in fair value of loan held-for-sale	44,751	—	44,751	—
Expenses from real estate owned operations	8,406	6,178	16,528	11,652
Management fee to related parties	5,382	5,737	10,893	11,534
General and administrative	4,653	4,681	9,237	9,512
Total operating expenses	138,280	66,444	230,038	107,409

Income (Loss) Before Income Taxes	(117,333)	(30,573)	(174,492)	(36,322)
Income tax expense	—	—	—	—
Net Income (Loss)	(117,333)	(30,573)	(174,492)	(36,322)
Net income (loss) attributable to noncontrolling interests	(978)	(847)	(1,997)	(1,735)
Net Income (Loss) Attributable to KKR Real Estate Finance Trust Inc. and Subsidiaries	(116,355)	(29,726)	(172,495)	(34,587)
Preferred stock dividends	5,326	5,326	10,652	10,652
Participating securities' share in earnings	113	373	528	736
Net Income (Loss) Attributable to Common Stockholders	$(121,794)	$(35,425)	$(183,675)	$(45,975)

Net Income (Loss) Per Share of Common Stock
Basic and Diluted	$(1.95)	$(0.53)	$(2.89)	$(0.68)
Weighted Average Number of Shares of Common Stock Outstanding
Basic and Diluted	62,463,168	67,191,309	63,562,042	67,974,243

Dividends Declared per Share of Common Stock	$0.10	$0.25	$0.35	$0.50
See Notes to Condensed Consolidated Financial Statements.

KKR Real Estate Finance Trust Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Equity (Unaudited)
(Amounts in thousands, except share data)

	Series A Preferred Stock		Common Stock
	Shares	Par Value	Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Repurchased Stock	Total KKR Real Estate Finance Trust Inc. Stockholders' Equity	Noncontrolling Interests in Equity of Consolidated Joint Ventures	Total Equity
Balance at December 31, 2025	13,110,000	$131	64,367,737	$644	$1,687,168	$(506,130)	$(9,263)	$1,172,550	$52,654	$1,225,204
Repurchase of common stock	—	—	(92,094)	(1)	—	—	(761)	(762)	—	(762)
Retirement of common stock	—	—	—	—	(10,024)	—	10,024	—	—	—
Stock-based compensation, net	—	—	—	—	1,806	—	—	1,806	—	1,806
Net income (loss)	—	—	—	—	—	(56,141)	—	(56,141)	(1,019)	(57,160)
Contribution by noncontrolling interests	—	—	—	—	—	—	—	—	5,609	5,609
Series A preferred dividends declared, $0.41 per share	—	—	—	—	—	(5,326)	—	(5,326)	—	(5,326)
Common dividends declared, $0.25 per share	—	—	—	—	—	(16,069)	—	(16,069)	—	(16,069)
Participating security dividends declared, $0.25 per share	—	—	—	—	—	(414)	—	(414)	—	(414)
Balance at March 31, 2026	13,110,000	$131	64,275,643	$643	$1,678,950	$(584,080)	$—	$1,095,644	$57,244	$1,152,888
Repurchase and retirement of common stock(A)	—	—	(5,722,469)	(34)	(21,536)	—	(16,552)	(38,122)	—	(38,122)
Stock-based compensation, net	—	—	24,774	—	1,899	—	—	1,899	—	1,899
Net income (loss)	—	—	—	—	—	(116,354)	—	(116,354)	(978)	(117,332)
Contribution by noncontrolling interest	—	—	—	—	—	—	—	—	2,264	2,264
Series A preferred dividends declared, $0.41 per share	—	—	—	—	—	(5,326)	—	(5,326)	—	(5,326)
Common dividends declared, $0.10 per share	—	—	—	—	—	(5,858)	—	(5,858)	—	(5,858)
Participating security dividends declared, $0.10 per share	—	—	—	—	—	(114)	—	(114)	—	(114)
Balance at June 30, 2026	13,110,000	$131	58,577,948	$609	$1,659,313	$(711,732)	$(16,552)	$931,769	$58,530	$990,299

(A)     During the three months ended June 30, 2026, the Company repurchased 5,722,469 and retired 3,370,657 shares of common stock.

*Rounds to zero.

	Series A Preferred Stock		Common Stock
	Shares	Par Value	Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Repurchased Stock	Total KKR Real Estate Finance Trust Inc. Stockholders' Equity	Noncontrolling Interests in Equity of Consolidated Joint Ventures	Total Equity
Balance at December 31, 2024	13,110,000	$131	68,713,596	$686	$1,714,684	$(370,471)	$—	$1,345,030	$53,849	$1,398,879
Repurchase and retirement of common stock	—	—	(889,100)	(8)	(9,823)	—	—	(9,831)	—	(9,831)
Stock-based compensation, net	—	—	—	—	2,127	—	—	2,127	—	2,127
Net income (loss)	—	—	—	—	—	(4,861)	—	(4,861)	(888)	(5,749)
Contribution by noncontrolling interest	—	—	—	—	—	—	—	—	774	774
Series A preferred dividends declared, $0.41 per share	—	—	—	—	—	(5,326)	—	(5,326)	—	(5,326)
Common dividends declared, $0.25 per share	—	—	—	—	—	(16,956)	—	(16,956)	—	(16,956)
Participating security dividends declared, $0.25 per share	—	—	—	—	—	(363)	—	(363)	—	(363)
Balance at March 31, 2025	13,110,000	$131	67,824,496	$678	$1,706,988	$(397,977)	$—	$1,309,820	$53,735	$1,363,555
Repurchase and retirement of common stock	—	—	(2,170,904)	(21)	(20,043)	—	—	(20,064)	—	(20,064)
Stock-based compensation, net	—	—	22,540	*	2,141	—	—	2,141	—	2,141
Net income (loss)	—	—	—	—	—	(29,726)	—	(29,726)	(847)	(30,573)
Contribution by noncontrolling interests	—	—	—	—	—	—	—	—	201	201
Series A preferred dividends declared, $0.41 per share	—	—	—	—	—	(5,326)	—	(5,326)	—	(5,326)
Common dividends declared, $0.25 per share	—	—	—	—	—	(16,419)	—	(16,419)	—	(16,419)
Participating security dividends declared, $0.25 per share	—	—	—	—	—	(373)	—	(373)	—	(373)
Balance at June 30, 2025	13,110,000	$131	65,676,132	$657	$1,689,086	$(449,821)	$—	$1,240,053	$53,089	$1,293,142

*Rounds to zero.

See Notes to Condensed Consolidated Financial Statements.

KKR Real Estate Finance Trust Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)
(Amounts in thousands)

	Six Months Ended June 30,
	2026	2025
Cash Flows From Operating Activities
Net income (loss)	(174,492)	$(36,322)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Accretion of deferred loan fees and discounts	(6,722)	(7,813)
Payment-in-kind interest	—	(771)
Amortization of deferred debt issuance costs and discounts	6,306	6,101
Loss (income) from equity method investments	2,533	2,232
Change in net assets of consolidated variable interest entities, CMBS trusts	(202)	(41)
Provision for credit losses, net	148,629	74,711
Change in fair value of loan held-for-sale	44,751	—
Depreciation and amortization	1,971	981
Stock-based compensation expense	3,707	4,268
(Gain) loss on sale of real estate owned	—	(1,192)
Unrealized loss (gain) on foreign currency translation	2,829	—
Unrealized loss (gain) on foreign currency forward contract	(1,488)	—
Changes in operating assets and liabilities:
Assets related to real estate owned, held-for-sale, net of liabilities	(2,007)	(751)
Accrued interest receivable, net	3,606	2,674
Other assets	(2,046)	201
Accrued interest payable	(1,629)	(6,901)
Due to related parties	435	221
Other liabilities	1,583	(555)
Net cash provided by (used in) operating activities	27,764	37,043

Cash Flows From Investing Activities
Proceeds from principal repayments of commercial real estate loans	1,041,462	629,832
Originations and fundings of commercial real estate loans	(552,139)	(626,464)
Capital expenditures on real estate owned	(25,003)	(1,895)
Payment to acquire real estate owned	—	(852)
Payment to acquire equity method investment, real estate asset	(895)	—
Net proceeds (payment) on sale of real estate owned, held-for-investment	—	5,866
Net proceeds (payment) on sale of real estate owned, held-for-sale	—	24,395
Contributions to equity method investment, real estate asset	(2,186)	(5,648)
Payments for investments in CMBS securities	(26,800)	—
Payment to acquire interest in consolidated CMBS trust	(15,010)	(9,021)
Net cash provided by (used in) investing activities	419,429	16,213

Cash Flows From Financing Activities
Proceeds from borrowings under secured financing agreements	851,097	1,003,275
Proceeds from issuance of secured term loan	—	209,813
Proceeds from noncontrolling interest contributions	7,873	975
Principal repayments on borrowings under secured financing agreements	(682,787)	(853,178)
Principal repayments on borrowings under collateralized loan obligations	(538,018)	(318,357)
Principal repayments on borrowings under secured term loan	(3,250)	(1,375)
Payments of debt and collateralized debt obligation issuance costs	(3,401)	(16,315)
Payments of common stock dividends	(32,161)	(34,134)
Payments of preferred stock dividends	(10,652)	(10,652)
Payments to repurchase common stock	(38,879)	(29,895)

	Six Months Ended June 30,
	2026	2025
Net cash provided by (used in) financing activities	(450,178)	(49,843)

Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	(2,985)	3,413
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	87,338	106,547
Cash, Cash Equivalents and Restricted Cash at End of Period	$84,353	$109,960

Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$83,058	$107,717
Restricted cash (Note 9)	1,295	2,243
Total cash, cash equivalents and restricted cash shown in the Condensed Consolidated Statements of Cash Flows	$84,353	$109,960

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$132,330	$165,526
Cash paid during the period for income taxes	—	1
Supplemental Schedule of Non-Cash Investing and Financing Activities
Dividend declared, not yet paid	5,858	16,419
Consolidation of variable interest entities, CMBS Trust (incremental assets and liabilities)	752,719	482,974
Modification accounted for as a repayment and new loan, net of write-off	62,890	—
Loan principal repayments held by a servicer	254,772	4,500
Deferred financing costs, not yet paid	251	824
Transfer of senior loan to equity method investment	126,504	—
Acquisition of real estate owned	—	93,400
Acquisition of other assets related to real estate owned	—	258
Assumption of other liabilities related to real estate owned	—	(1,264)
Transfer of senior loan to real estate owned	—	91,766

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

As of June 30, 2026, KKR beneficially owned 10,000,001 shares, or 17.1% of KREF's outstanding common stock.

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

Variable Interest Entities — VIEs are entities (i) in which equity investors do not have an interest with the characteristics of a controlling financial interest, (ii) that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or (iii) established with non-substantive voting rights. A VIE is required to be consolidated only by its primary beneficiary, which is defined as the party that has the power to direct the activities of the VIE that most significantly impact the VIEs economic performance and that has the obligation to absorb losses of, or the right to receive benefits from, the VIE that could be potentially significant to the VIE (Note 11).

To assess whether KREF has the power to direct the activities of a VIE that most significantly impact the VIEs economic performance, KREF considers all the facts and circumstances, including its role in establishing the VIE and its ongoing rights and responsibilities. This assessment includes, first, identifying the activities that most significantly impact the VIEs economic performance; and second, identifying which party, if any, has power to direct those activities. To assess whether KREF has the obligation to absorb losses of, or the right to receive benefits from, the VIE that could potentially be significant to the VIE, KREF considers all of its economic interests and applies judgment in determining whether these interests, in the aggregate, are considered potentially significant to the VIE.

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

REO assets held-for-investment, except for land, are depreciated or amortized using the straight-line method over estimated useful lives of up to 40 years for buildings, up to 15 years for land and building improvements, and the remaining lease terms for lease intangibles. Renovations and/or replacements that improve or extend the life of the REO asset are capitalized and depreciated over their estimated useful lives. The cost of ordinary repairs and maintenance are expensed as incurred.

REO assets are classified as held-for-sale in the period when they meet the criteria under ASC 360. Once a REO is classified as held-for-sale, depreciation is suspended and the asset is reported at the lower of its carrying value or fair value less cost to sell. The actual sales price of the REO could differ from the estimated fair value. If circumstances arise that were previously considered unlikely and, as a result, KREF decides not to sell the real estate asset previously classified as held-for-sale, the real estate asset is reclassified as held-for-investment. Upon reclassification, the real estate asset is measured at the lower of (i) its carrying amount prior to classification as held-for-sale, adjusted for depreciation expense that would have been recognized had the real estate been classified as held-for-investment, and (ii) its estimated fair value at the time of reclassification.

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

Dividends Payable — KREF records dividends payable on its common stock and preferred stock upon declaration of such dividends. In April 2026, KREF's board of directors declared a dividend of $0.10 per share of common stock to stockholders of record as of June 30, 2026, which was accrued in “Other liabilities” on KREF’s Condensed Consolidated Balance Sheets as of June 30, 2026 and was subsequently paid on July 15, 2026. In April 2026, KREF's board of directors declared a dividend of $0.41 per each issued and outstanding share of the Company’s 6.50% Series A Cumulative Redeemable Preferred Stock, which represents an annual dividend of $1.625 per share. The dividend was paid on June 15, 2026 to KREF’s preferred stockholders of record as of May 29, 2026.

Derivative Financial Instruments — KREF records derivative financial instruments at fair value on a gross basis in either “Other assets” or “Other liabilities” on the Condensed Consolidated Balance Sheets. Derivative financial instruments that are designated as hedges have changes in fair value recorded in other comprehensive income within stockholders' equity, and subsequently reclassified into earnings when the item being hedged impacts earnings. As of June 30, 2026, KREF has not

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)
designated any derivative financial instruments as hedges; accordingly changes in fair value are recognized in the Condensed Consolidated Statements of Income.

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

Commercial Real Estate Loans, Held-For-Sale — For commercial real estate loans held-for-sale, KREF applies the lower of cost or fair market value. If the loan's fair market value is determined to be less than its amortized cost, a fair value adjustment may be recorded through "Change in fair value of loan held-for-sale" within the Condensed Consolidated Statements of Income.

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

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)
As of June 30, 2026 and December 31, 2025, KREF did not have any material deferred tax assets or liabilities arising from future tax consequences attributable to differences between the carrying amounts of existing assets and liabilities in accordance with GAAP and their respective tax bases.

KREF recognizes tax benefits for uncertain tax positions only if it is more likely than not that the position is sustainable based on its technical merits. Interest and penalties on uncertain tax positions are included as a component of the provision for income taxes in KREF's Condensed Consolidated Statements of Income. As of June 30, 2026, KREF did not have any material uncertain tax positions.

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

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)
Note 3. Commercial Real Estate Loans

The following table summarizes investments in commercial real estate loans as of June 30, 2026 and December 31, 2025:

					Weighted Average(C)
Loan Type	Outstanding Principal	Amortized Cost(A)	Carrying Value(B)	Loan Count	Floating Rate Loan %	Coupon(D)	Life (Years)(E)
June 30, 2026
Loans held-for-investment(F)
Senior loans	$4,386,394	$4,373,120	$4,081,204	47	98.3%	6.6%	1.9
Loan held-for-sale
Senior loan	114,281	115,106	70,355	1	100.0	6.4	0.6
Total/Weighted Average	$4,500,675	$4,488,226	$4,151,559	48	98.3%	6.6%	1.9

December 31, 2025
Loans held-for-investment(F)
Senior loans	$5,361,863	$5,347,756	$5,145,832	53	98.6%	7.0%	1.8

(A)    Amortized cost represents the outstanding loan principal, net of applicable unamortized discounts, loan origination fees, cost recovery interest and write-offs on uncollectible loan balances.
(B)    Carrying value represents the loan amortized cost, net of applicable allowance for credit losses for loans held-for-investment and net of change in fair value for loan held-for-sale.
(C)    Average weighted by outstanding loan principal.
(D)    Weighted average coupon assumes the greater of the applicable benchmark rates, or the applicable contractual rate floor. Excludes loans on nonaccrual status.
(E)    The weighted average life assumes all extension options are exercised by the borrowers.
(F)    Excludes fully written off loans.

Activity — The following table presents the loan portfolio held-for-investment activity for the six months ended June 30, 2026:

Carrying Value
Balance at December 31, 2025	$5,145,832
Originations and future fundings, net(A)	615,030
Proceeds from loan repayments	(1,064,856)
Accretion of loan discount and other amortization, net	6,722
(Provision for) reversal of credit losses	(149,660)
Transfer to loan held-for-sale	(335,096)
Transfer to real estate owned	(125,609)
Gain (loss) on foreign currency translation	(11,159)
Balance at June 30, 2026	$4,081,204

(A)    Net of applicable premiums, discounts and deferred loan origination costs. Includes fundings on previously originated loans.

As of June 30, 2026 and December 31, 2025, there were $8.2 million and $9.8 million, respectively, of unamortized origination discounts and deferred fees included in "Commercial real estate loans, held-for-investment, net" on the Condensed Consolidated Balance Sheets.

As of June 30, 2026, a commercial real estate loan was held-for-sale at a fair value of $70.4 million; and a change in fair value of $44.8 million was recorded during the six months ended June 30, 2026.

KREF may enter into loan modifications that include, among other changes, incremental capital contributions or partial repayments from certain borrowers, repurposing of reserves, and a temporary partial deferral of coupon as payment-in-kind interest (“PIK Interest”), which is capitalized, compounded, and added to the outstanding principal balance of the respective loans.

In March 2026, KREF modified a risk-rated 5 senior life science loan located in Cambridge, MA, with an outstanding principal balance of $100.4 million. The terms of the modification included a $20.2 million principal repayment, and a restructure of the $80.2 million senior loan (after the $20.2 million repayment) into (i) a $62.9 million senior mortgage loan (with $35.5 million

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)
in unfunded commitment), and (ii) a $17.3 million subordinated note which is subordinate to a new $14.4 million sponsor interest. The restructured senior loan earns a coupon rate of S+3.7% and has a new term of five years. The $17.3 million subordinated note was deemed uncollectible and written off in March 2026. The loan modification was accounted for as a new loan for GAAP purposes. The restructured senior loan with an outstanding principal balance of $65.8 million was risk-rated 3 as of June 30, 2026.

Loan Risk Ratings — KREF evaluates its commercial real estate loan portfolio at least once per quarter and assesses the risk factors of each loan and assigns a risk rating based on a variety of factors. Loans are rated “1” (Very Low Risk) through “5” (Impaired/Loss Likely), which ratings are defined in Note 2.

The following tables summarize the carrying value of the loan portfolio held-for-investment based on KREF's internal risk ratings:

	June 30, 2026				December 31, 2025
Risk Rating	Number of Loans(A)	Carrying Value	Outstanding Principal	Outstanding Principal %	Number of Loans(A)	Carrying Value	Outstanding Principal	Outstanding Principal %
1	—	$—	$—	—%	—	$—	$—	—%
2	2	283,906	283,906	6	2	283,816	283,906	5
3	39	3,377,069	3,386,003	78	46	4,405,274	4,415,095	82
4	1	42,627	42,415	1	1	90,671	90,671	2
5	5	669,518	674,070	15	4	567,995	572,191	11
Total loan receivable	47	$4,373,120	$4,386,394	100%	53	$5,347,756	$5,361,863	100%
Allowance for credit losses		(291,916)				(201,924)
Loan receivable, net		$4,081,204				$5,145,832

* Numbers presented may not foot due to rounding.
(A)    Excludes fully written off loans.

As of June 30, 2026, the average risk rating of KREF's portfolio was 3.3, weighted by outstanding loan principal, as compared to 3.2 as of December 31, 2025.

Loan Vintage — The following tables present the amortized cost of the loan portfolio held-for-investment by KREF's internal risk rating and year of origination. The risk ratings are updated as of June 30, 2026 and December 31, 2025 in the corresponding table.

June 30, 2026
Risk Rating	Number of Loans(B)	Outstanding Principal(B)	Amortized Cost by Year of Origination(A)
			2026	2025	2024	2023	2022	Prior	Total
Commercial Real Estate Loans
1	—	$—	$—	$—	$—	$—	$—	$—	$—
2	2	283,906	—	—	—	—	—	283,906	283,906
3	39	3,386,003	561,526	930,122	93,683	—	823,530	968,208	3,377,069
4	1	42,415	—	—	—	—	42,627	—	42,627
5	5	674,070	—	—	—	90,671	273,023	305,824	669,518
	47	$4,386,394	$561,526	$930,122	$93,683	$90,671	$1,139,180	$1,557,938	$4,373,120
Year-to-date gross write-offs charged			$—	$—	$—	$—	$—	$59,629	$59,629

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
(B)    Excludes fully written off loans.

Allowance for Credit Losses — The following tables present the changes to the allowance for credit losses for the six months ended June 30, 2026 and 2025, respectively:

	Commercial Real Estate Loans	Unfunded Loan Commitments	Total
Balance at December 31, 2025	$201,924	$2,201	$204,125
Provision for (reversal of) credit losses, net	149,660	(1,031)	148,629
Write-offs charged	(59,629)	—	(59,629)
Gain (loss) on foreign currency translation	(39)	1	(38)
Balance at June 30, 2026	$291,916	$1,171	$293,087

	Commercial Real Estate Loans	Unfunded Loan Commitments	Total
Balance at December 31, 2024	$117,103	$2,478	$119,581
Provision for (reversal of) credit losses, net	74,922	(211)	74,711
Write-offs charged	(20,434)	—	(20,434)
Balance at June 30, 2025	$171,591	$2,267	$173,858

As of June 30, 2026, the allowance for credit losses was $293.1 million. The credit loss provision of $148.6 million for the six months ended June 30, 2026 was due primarily to additional reserves for risk-rated 5 office loans.

KREF had a risk-rated 5 senior office loan located in Minneapolis, MN, originated in November 2017. As of June 30, 2026, the loan had an outstanding principal balance of $194.4 million, an unfunded commitment of $5.0 million and an amortized cost of $190.1 million. In June 2025, the loan’s maximum maturity was extended to July 2026. Since June 2023, the loan has been on nonaccrual status. During the three and six months ended June 30, 2026, KREF recognized $1.8 million and $3.6 million, respectively, of interest income on this loan.

KREF had a risk-rated 5 senior multifamily loan located in San Diego, CA, originated in October 2021. As of June 30, 2026, the loan had an outstanding principal balance and amortized cost of $115.7 million. The loan's maturity is November 2026. In December 2025, this loan was placed on nonaccrual status. During the three and six months ended June 30, 2026, KREF recognized $1.7 million and $3.3 million, respectively, of interest income on this loan.

KREF had a risk-rated 5 senior life science loan located in Boston, MA, originated in August 2022. As of June 30, 2026, the loan had an outstanding principal balance of $229.6 million and an amortized cost of $229.3 million with an unfunded commitment of $82.9 million. The loan has a maximum maturity of August 2027. In March 2026, this loan was placed on nonaccrual status. During the three and six months ended June 30, 2026, KREF recognized $4.6 million and $8.0 million, respectively, of interest income on this loan.

KREF had a risk-rated 5 senior office loan located in Chicago, IL, originated in September 2023. As of June 30, 2026, the loan had an outstanding principal balance and amortized cost of $90.7 million with an unfunded commitment of $14.3 million. The

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)
loan has a maximum maturity of August 2028. In June 2026, this loan was placed on nonaccrual status. During the three and six months ended June 30, 2026, KREF recognized $1.0 million and $2.3 million, respectively, of interest income on this loan.

KREF had a risk-rated 5 senior multifamily loan located in Carrollton, TX, originated in April 2022. As of June 30, 2026, the loan had an outstanding principal balance and amortized cost of $43.7 million. The loan has a maximum maturity of August 2026. In June 2026, this loan was placed on nonaccrual status. During the three and six months ended June 30, 2026, KREF recognized $0.6 million and $1.4 million, respectively, of interest income on this loan.

The 5-rated loans were determined to be collateral dependent as of June 30, 2026. KREF estimated expected losses based on the loan’s collateral fair value, which was determined by applying a capitalization rate between 5.9% and 13.3% and a discount rate between 9.3% and 14.9%.

As of June 30, 2025, the allowance for credit losses was $173.9 million. The credit loss provision of $74.7 million for the six months ended June 30, 2025 was due primarily to additional reserves for risk-rated 5 loans in the life science, office, and multifamily sectors.

Concentration of Credit Risk — The following tables present the geographies and property types of collateral underlying KREF's commercial real estate loans as a percentage of the loans' principal amounts:

	June 30, 2026	December 31, 2025		June 30, 2026	December 31, 2025
Geography(A)			Collateral Property Type(A)
California	14.8%	16.6%	Multifamily	45.9%	40.3%
Florida	12.9	10.9	Office	21.1	22.8
Texas	11.5	12.0	Industrial	14.3	17.9
Massachusetts	8.6	11.9	Life Science	12.4	13.7
North Carolina	7.5	6.4	Hospitality	3.3	2.8
United Kingdom	7.3	2.9	Student Housing	2.5	2.1
Washington D.C.	6.2	5.2	Mixed Use	0.5	0.4
Pennsylvania	5.6	4.7	Total	100.0%	100.0%
Minnesota	4.3	3.6
Spain	3.5	—
Nevada	3.4	2.8
Virginia	2.7	2.2
Georgia	2.5	2.1
New Jersey	2.2	1.9
Illinois	2.0	1.7
Tennessee	1.7	1.4
Colorado	1.6	1.3
New York	0.8	4.5
Other Europe	0.7	1.1
Other U.S.	0.2	0.8
Washington	—	4.2
Arizona	—	1.8
Total	100.0%	100.0%

(A)    Excludes fully written off loans

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)
Note 4. Real Estate Owned

Real Estate Owned, Held-For-Investment

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

Real Estate Owned, Held-For-Sale

Philadelphia, PA Office — In December 2023, KREF took title to a Philadelphia office portfolio through a DIL. The transaction was accounted for as an asset acquisition under ASC 805. Accordingly, KREF recorded the portfolio and its net assets on the Condensed Consolidated Balance Sheets based on the estimated fair value of acquired assets and assumed liabilities. Portions of the portfolio were sold in June 2024 and May 2025. The May 2025 sale resulted in a realized gain of $0.5 million. As of June 30, 2026, there was one office property remaining.

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

As of June 30, 2026, the Philadelphia, PA Office and West Hollywood, CA Condo properties met the criteria to be classified as held-for-sale under ASC 360. As such, depreciation and amortization on the properties and related lease intangibles were suspended.

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

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)
The following table presents the REO assets and liabilities included on KREF's Condensed Consolidated Balance Sheets:

	June 30, 2026	December 31, 2025
Real estate owned, held-for-investment
Assets
Real estate owned - land	$207,191	$207,191
Real estate owned - land improvements	11,309	10,932
Real estate owned - buildings	117,317	117,317
Real estate owned - building improvements	28,412	5,280
Real estate owned - furniture and fixtures	1,755	1,462
Real estate owned	365,984	342,182
Less: Accumulated depreciation	(5,559)	(3,587)
Real estate owned, net	360,425	338,595
Cash(A)	3,454	2,546
In-place lease intangibles(B)	33	67
Tenant receivables(B)	204	152
Other assets(B)	1,673	2,501
Total	$365,789	$343,861
Liabilities
Unfavorable lease intangibles(C)	183	365
Other liabilities(C)	5,723	4,977
Total	$5,906	$5,342

Real estate owned, held-for-sale
Assets
Real estate owned, held-for-sale	119,424	118,220
In-place lease intangibles	7,678	7,678
Favorable lease intangibles	2,663	2,663
Tenant receivables	481	543
Other assets	2,325	1,084
Total	$132,571	$130,188
Liabilities
Unfavorable lease intangibles	167	167
Other liabilities	2,872	3,700
Total	$3,039	$3,867

(A)     Included in “Cash and cash equivalents” on the Condensed Consolidated Balance Sheets.
(B)    Included in “Other assets” on the Condensed Consolidated Balance Sheets.
(C)    Included in “Other liabilities” on the Condensed Consolidated Balance Sheets.

The following table presents the REO operations and related income (loss) included in KREF’s Condensed Consolidated Statements of Income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Rental income	$3,774	$3,434	$8,020	$5,124
Other operating income	597	591	1,295	1,790
Revenue from REO operations	4,371	4,025	9,315	6,914
Operating expense	(7,414)	(5,687)	(14,557)	(10,671)
Depreciation expense	(992)	(491)	(1,971)	(981)
Expenses from REO operations	(8,406)	(6,178)	(16,528)	(11,652)
Total	$(4,035)	$(2,153)	$(7,213)	$(4,738)

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)
The following table presents the amortization of REO, held-for-investment lease intangibles included on KREF’s Condensed Consolidated Statements of Income:

		Three Months Ended June 30,		Six Months Ended June 30,
	Income Statement Location	2026	2025	2026	2025
Asset
In-place lease intangibles	Expenses from real estate owned operations	$17	$17	$33	$34
Liability
Unfavorable lease intangibles	Revenue from real estate owned operations	91	91	182	182

The following table presents the amortization of lease intangibles related to REO, held-for-investment for each of the succeeding fiscal years:

Year	In-place Lease Intangible Assets	Unfavorable Lease Intangible Liabilities
2026	33	183

Future Minimum Lease Payments — The following table presents the future minimum lease payments to be collected under non-cancelable operating leases, excluding tenant reimbursements of expenses:

Year	Contractual Lease Payments
2026	$5,288
2027	7,260
2028	5,033
2029	4,241
2030	3,731
Thereafter	15,603

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)
Note 5. Debt Obligations

The following table summarizes KREF's secured financing arrangements in place as of June 30, 2026 and December 31, 2025:

	June 30, 2026								December 31, 2025
	Facility						Collateral		Facility
	Current Maturity	Final Stated Maturity(A)	Maximum Facility Size	Outstanding Principal	Carrying Value(B)	Weighted Average Funding Cost(C)	Outstanding Principal	Carrying Value	Carrying Value(B)
Master Repurchase Agreements
Wells Fargo	Sep 2027	Sep 2029	$600,000	$401,931	$401,244	5.5%	$595,573	$592,493	$578,569
Morgan Stanley	Jul 2027	Jul 2027	500,000	277,528	277,523	5.8	495,699	454,656	308,388
Morgan Stanley - GBP/EUR	Nov 2031	Nov 2032	397,875	159,582	158,605	4.8	212,776	209,032	160,725
Goldman Sachs	Dec 2028	Dec 2030	150,000	78,433	77,939	6.1	179,996	169,772	169,451
Term Loan Facility
KREF Lending VII(D)	Match-term	Match-term	1,000,000	510,689	510,448	5.7	664,818	621,302	512,897
Term Lending Agreements
KREF Lending IX	Match-term	Match-term	267,998	262,735	262,659	5.7	368,274	367,867	271,455
KREF Lending XV	Match-term	Match-term	300,000	175,360	174,619	5.3	219,200	216,130	237,422
KREF Lending XVI	Match-term	Match-term	129,000	129,000	127,949	5.5	161,250	158,656	99,083
KREF Lending XIX - GBP	Match-term	Match-term	130,643	126,196	125,836	5.2	174,064	170,727	—
KREF Lending XVII	Match-term	Match-term	250,000	94,407	93,382	5.3	122,151	119,560	89,178
BMO Facility	Match-term	Match-term	300,000	71,126	71,086	5.4	90,795	90,047	71,063
KREF Lending XII	Match-term	Match-term	150,000	—	—	—	—	—	—
Warehouse Facility
HSBC Facility	Mar 2028	Mar 2028	250,000	—	—	—	—	—	—
Asset Specific Financing
KREF Lending XIII	Aug 2026	Aug 2027	265,625	195,198	195,107	7.0	229,644	183,066	194,678
KREF Lending XX - EUR	May 2029	May 2031	131,282	114,486	113,864	4.4	134,690	131,765	—
KREF Lending XIV	Oct 2026	Oct 2027	125,000	83,955	83,835	6.8	110,544	109,629	79,780
KREF Lending XI	n.a.	n.a.	—	—	—	—	—	—	90,000
Revolving Credit Agreement
Revolver(E)	Mar 2030	Mar 2030	700,000	350,000	350,000	5.9	n.a.	n.a.	—
Total / Weighted Average			$5,647,423	$3,030,626	$3,024,096	5.7%			$2,862,689

(A)    Final Stated Maturity is determined based on the maximum maturity of the underlying financing agreements or corresponding loans, assuming all extension options in KREF's discretion are exercised. The weighted average life of the match-term facilities was 1.2 and 1.9 years, based on the current and final stated maturities, respectively, of the average weighted outstanding principal of collateral loans as of June 30, 2026.
(B)    Net of $6.5 million and $8.4 million unamortized deferred financing costs as of June 30, 2026 and December 31, 2025, respectively.
(C)    Including deferred financing costs and the applicable benchmarks of Term SOFR, SONIA or EURIBOR in effect as of June 30, 2026. Average weighted by the outstanding principal of the facility.
(D)    The term loan facility provides asset-based financing on a non-mark-to-market basis with match-term up to five years, with an additional two-year extension available to KREF.
(E)    As of June 30, 2026, the revolver carrying value excluded $5.3 million unamortized debt issuance costs presented within "Other assets" on KREF's Condensed Consolidated Balance Sheets.

As of June 30, 2026 and December 31, 2025, KREF had secured financing arrangements where the amount at risk with any individual counterparty, or group of related counterparties, exceeded 10.0% of KREF’s stockholders' equity. The amount at risk under these arrangements is the net counterparty exposure, defined as the excess of the carrying amount (or market value, if higher than the carrying amount, for repurchase agreements) of the assets sold under agreement to repurchase, including accrued interest receivable plus any cash or other assets on deposit to secure the repurchase obligation, over the amount of the repurchase liability, adjusted for accrued interest payable.

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)
The following table summarizes certain characteristics of KREF's repurchase agreements where the amount at risk with any individual counterparty, or group of related counterparties, exceeded 10.0% of KREF’s stockholders' equity as of June 30, 2026 and December 31, 2025:

	Outstanding Principal	Net Counterparty Exposure	Percent of Stockholders' Equity	Weighted Average Life (Years)(A)
June 30, 2026
Morgan Stanley	$699,845	$336,627	36.2%	1.5
Wells Fargo	401,931	197,525	21.2	1.9
Goldman Sachs	192,919	110,428	11.9	3.1
Total / Weighted Average	$1,294,695	$644,580	69.3%	1.9
December 31, 2025
Morgan Stanley	$742,301	$367,560	31.3%	2.1
Wells Fargo	579,974	249,598	21.3	1.8
Goldman Sachs	170,200	133,543	11.4	0.6
Total / Weighted Average	$1,492,475	$750,701	64.0%	1.8

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

Activity — For the six months ended June 30, 2026, the activity related to the carrying value of KREF’s secured financing agreements were as follows:

Secured Financing Agreements, Net
Balance as of December 31, 2025	$2,862,689
Principal borrowings	851,097
Principal repayments	(682,787)
Deferred debt issuance costs	(2,507)
Amortization of deferred debt issuance costs	4,305
Loss (gain) on foreign currency translation	(8,701)
Balance as of June 30, 2026	$3,024,096

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)

Maturities — KREF’s secured financing arrangements in place as of June 30, 2026 had contractual maturities as follows:

Year	Nonrecourse(A)	Recourse(A)(B)	Total
2026	$319,197	$46,931	$366,128
2027	851,219	160,417	1,011,636
2028	185,366	27,271	212,637
2029	114,956	38,319	153,275
2030	493,551	468,544	962,095
2031	291,192	33,663	324,855
	$2,255,481	$775,145	$3,030,626

(A)    Based on the type of facility, represents the earlier of (i) the maximum maturity of the underlying loans pledged as collateral or (ii) the maximum maturity of the respective financing agreements.
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

As of June 30, 2026 and December 31, 2025, KREF was in compliance with its financial debt covenants.

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

The following tables outline CLO collateral assets and respective borrowing as of June 30, 2026 and December 31, 2025:

	June 30, 2026							December 31, 2025
	Facility					Collateral		Facility
	Wtd. Avg. Term(A)	Maximum Facility Size	Outstanding Principal	Carrying Value	Wtd. Avg. Funding Cost(B)	Outstanding Principal	Carrying Value	Carrying Value
KREF 2021-FL2	February 2039	$327,124	$327,124	$327,124	5.6%	$531,874	$425,058	$654,964
KREF 2022-FL3	February 2039	333,237	333,237	333,218	5.8	483,740	482,684	543,368
Total		$660,361	$660,361	$660,342	5.7%	$1,015,614	$907,742	$1,198,332

(A)    The term of the CLO notes represents the rated final distribution date. Repayments of CLO notes are dependent on timing of underlying collateral loan asset repayments post reinvestment period.
(B)    Including deferred financing costs and applicable index in effect as of June 30, 2026. Average weighted by the outstanding principal of the facility.

The following table presents the CLO assets and liabilities included in KREF’s Condensed Consolidated Balance Sheets:

	June 30, 2026	December 31, 2025
Assets
Commercial real estate loans, held-for-investment	$944,758	$1,513,255
Less: Allowance for credit losses	(107,371)	(43,027)
Commercial real estate loans, held-for-investment, net	837,387	1,470,228
Commercial real estate loan, held-for-sale	70,355	—
Other assets(A)	5,963	47,804
Total	$913,705	$1,518,032
Liabilities
Collateralized loan obligations	$660,361	$1,198,378
Deferred financing costs	(19)	(46)
Collateralized loan obligations, net	660,342	1,198,332
Other liabilities	1,184	2,548
Total	$661,526	$1,200,880

(A)    Includes $42.0 million of loan repayment proceeds held at servicer as of December 31, 2025.

The following table presents the components of net interest income of CLOs included in KREF’s Condensed Consolidated Statements of Income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Interest income	$18,941	$34,244	$44,298	$71,215
Interest expense	11,822	22,284	27,057	47,342
Net interest income	$7,119	$11,960	$17,241	$23,873

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

Upon the completion of the secured term loan transactions, KREF recorded a $1.1 million issuance discount and $11.4 million in issuance costs. The loan issuance discount and issuance costs were capitalized and amortized into interest expense over the term of the secured term loan. Inclusive of the discount and issuance cost amortization, KREF’s total cost of the secured term loan was S+2.9%, subject to the applicable SOFR floor, as of June 30, 2026.

The following table summarizes KREF’s secured term loan as of June 30, 2026 and December 31, 2025, respectively:

	June 30, 2026	December 31, 2025
Principal	$643,500	$646,750
Deferred financing costs	(10,514)	(11,448)
Unamortized discount	(2,562)	(2,786)
Carrying value	$630,424	$632,516

Covenants — KREF is required to comply with customary loan covenants and event of default provisions related to its secured term loan that include, but are not limited to, negative covenants relating to restrictions on operations with respect to KREF’s status as a REIT, and financial covenants. Such financial covenants include a minimum consolidated tangible net worth of $650.0 million and a maximum Total Debt to Total Assets Ratio, as defined in the secured term loan agreements, of 83.3%. KREF was in compliance with such covenants as of June 30, 2026 and December 31, 2025.

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)
Note 8. Consolidated Variable Interest Entities Assets and Liabilities, CMBS Trusts, at Fair Value

As of June 30, 2026, KREF owned CMBS B-Pieces with an outstanding principal balance of $49.3 million and an estimated fair value of $24.1 million.

KREF consolidated the CMBS trusts after determining that such trusts were VIEs and that KREF was the primary beneficiary of such VIEs. KREF irrevocably elected the fair value option for the consolidated CMBS trusts, and therefore, (i) reported the assets and liabilities of the trusts at fair value on the Condensed Consolidated Balance Sheets, (ii) recognized changes in the trust's net assets, including fair value adjustments, in the Condensed Consolidated Statements of Income, and (iii) presented cash interest received by the trusts, net of cash interest paid on CMBS not held by KREF, as operating cash flows in the Condensed Consolidated Statements of Cash Flow.

The following table presents the assets and liabilities of the consolidated CMBS trusts:

	June 30, 2026	December 31, 2025
Assets
Commercial real estate loans, at fair value	$1,235,061	$502,751
Accrued interest receivable	6,238	2,479
Consolidated variable interest entities assets, CMBS trusts, at fair value	$1,241,299	$505,230
Liabilities
Commercial mortgage-backed securities, at fair value	$1,210,942	$493,680
Accrued interest payable	5,975	2,380
Consolidated variable interest entities liabilities, CMBS trusts, at fair value	$1,216,917	$496,060

The following table presents the change in net assets of the consolidated CMBS trusts:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net interest income	$789	$41	$1,177	$41
Unrealized gain (loss)	47	—	98	—
Change in net assets of consolidated variable interest entities, CMBS trusts	$836	$41	$1,275	$41

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

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)
Concentration of Credit Risk — The following tables present the geographies and property types of collateral underlying the consolidated CMBS trusts, as a percentage of the collateral outstanding principal amounts:

	June 30, 2026	December 31, 2025		June 30, 2026	December 31, 2025
Geography			Collateral Property Type
New York	39.8%	46.2%	Retail	27.9%	24.1%
California	14.8	17.4	Office	23.4	26.6
Arizona	8.7	5.1	Self-Storage	15.2	1.8
Maryland	7.2	9.9	Multifamily	12.4	11.7
Oregon	4.0	10.0	Mixed Use	10.3	13.0
Florida	3.2	1.4	Co-op	9.2	22.8
North Carolina	2.8	2.2	Hospitality	1.1	—
Texas	2.8	—	Manufactured Housing	0.5	—
Pennsylvania	2.3	—	Total	100.0%	100.0%
Ohio	1.7	1.0
Wisconsin	1.6	—
Tennessee	1.2	1.2
Massachusetts	1.2	—
Virginia	1.1	—
Missouri	1.1	—
Other	6.5	5.6
Total	100.0%	100.0%

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)
Note 9. Other Assets and Liabilities

The following tables present the components of KREF's other assets and other liabilities as of June 30, 2026 and December 31, 2025, respectively:

	June 30, 2026	December 31, 2025
Other assets
Restricted cash	$1,295	$2,721
Loan principal repayments held by a servicer	254,772	74,279
Accrued interest receivable	21,620	25,199
Assets related to real estate owned, held-for-investment	1,867	2,720
Deferred financing cost, Revolver	5,283	5,887
Foreign currency forward contracts	1,003	—
Other	4,643	2,043
Total	$290,483	$112,849
Other liabilities
Dividends payable	$5,858	$16,092
Accrued interest payable	11,280	12,893
Liabilities related to real estate owned, held-for-investment	5,699	5,342
Allowance for credit losses on unfunded commitments	1,171	2,201
Foreign currency forward contracts	704	1,265
Other	2,257	1,676
Total	$26,969	$39,469

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

The following table presents the outstanding derivative financial instruments as of June 30, 2026:

	June 30, 2026
Derivative Type	Number of Contracts	Notional Amount	Maturity	Weighted Average Maturity (Years)
Forward Contract - EUR	5	€40,685	April 2028 - November 2029	2.8
Forward Contract - GBP	5	£63,481	February 2029 - November 2029	2.8

The following table presents the outstanding derivative financial instruments as of December 31, 2025:

	December 31, 2025
Derivative Type	Number of Contracts	Notional Amount	Maturity	Weighted Average Maturity (Years)
Forward Contract - EUR	2	€24,746	September 2028 - November 2029	3.3
Forward Contract - GBP	2	£28,358	May 2029 - November 2029	3.4

KREF has not designated any of its derivative instruments as hedges as defined under ASC 815; accordingly, changes in the fair value of these derivative instruments are recognized in the Condensed Consolidated Statements of Income. The following table presents the effect of the derivatives financial instruments on the Condensed Consolidated Statements of Income for the three and six months ended June 30, 2026:

		Three Months Ended June 30,		Six Months Ended June 30,
	Location of Gain (Loss) Recognized	2026	2025	2026	2025
Realized gain (loss) on derivative instruments	Gain (loss) on foreign currency forward contracts	$1,141	$—	$1,137	$—
Unrealized gain (loss) on derivative instruments	Gain (loss) on foreign currency forward contracts	(5,333)	—	1,488	—
Forward points on derivative instruments(A)	Gain (loss) on foreign currency forward contracts	(2)	—	34	—
Total		$(4,194)	$—	$2,659	$—

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

Consolidated Real Estate Owned Joint Ventures

Portland, OR Retail / Redevelopment — In December 2021, KREF took title to a Portland retail property and contributed a portion of the REO asset to a REO JV with a JV Partner, where KREF had a 90% interest and the JV Partner had a 10% interest. Management determined the REO JV to be a VIE as the REO JV has insufficient equity-at-risk and concluded that KREF is the primary beneficiary of the REO JV as KREF holds decision-making power over the activities that most significantly impact the economic performance and has the obligation to absorb losses, or the right to receive benefits, that could be potentially significant to the REO JV. As of June 30, 2026, KREF had a priority of distributions up to $83.6 million before the JV Partner can participate in the economics of the REO JV.

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

Equity Method Investments

The following table presents the equity method investments as of June 30, 2026 and December 31, 2025:

Equity Method Investments	June 30, 2026	December 31, 2025
Equity method investment, real estate assets	$224,561	$96,798
Equity method investment, CMBS B-Pieces	33,849	35,424
Equity method investment, unconsolidated entity	14,678	15,110
Total	$273,088	$147,332

Equity Method Investment, Real Estate Assets

Seattle, WA Life Science — In June 2024, KREF and a KKR affiliate took title to a Seattle life science property through a DIL under a Tenant-in-Common ("TIC") agreement. Under the TIC agreement, KREF and the KKR affiliate held an economic interest of 74.6% and 25.4%, respectively, and shared decision-making. Under ASC 970-810, KREF accounted for the TIC agreement as an undivided interest in the property and recorded an equity method investment based on KREF’s share of the estimated fair value of the property’s net assets.

Boston, MA Life Science — In June 2026, KREF and an unaffiliated third party took title to a Boston life science property through a DIL and contributed the property to a newly formed joint venture. KREF and the third party each held a 50%

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)
economic interest and shared decision-making. KREF accounted for its investment in the joint venture under the equity method of accounting and recorded the investment based on KREF's share of the estimated fair value of the joint venture’s net assets.

Equity Method Investment, CMBS B-Pieces

As of June 30, 2026, KREF held a 3.5% interest in RECOP I, an unconsolidated VIE of which KREF is not the primary beneficiary. The aggregator vehicle in which KREF invests is controlled and advised by affiliates of the Manager. RECOP I primarily acquired junior tranches of CMBS newly issued by third parties. KREF will not pay any fees to RECOP I, but KREF bears its pro rata share of RECOP I's expenses. KREF reported its share of the net asset value of RECOP I in its Condensed Consolidated Balance Sheets, presented as “Equity method investments” and its share of net income, presented as “Income (loss) from equity method investments” in the Condensed Consolidated Statements of Income.

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

Common Stock — As of June 30, 2026, there were 60,929,760 common shares issued and 58,577,948 shares outstanding, which included 1,523,273 net shares of common stock issued in connection with cumulative vested restricted stock units.

Share Repurchase Program — Under KREF's previous share repurchase program, KREF was authorized to purchase up to an aggregate of $100.0 million of its common stock effective as of February 3, 2023. As of March 31, 2026, KREF had $46.0 million of remaining capacity to repurchase shares under this program. In April 2026, the Board of Directors authorized a modified repurchase program, which replaced the prior authorization and authorized KREF to repurchase up to an aggregate of $75.0 million of common stock and 6.50% Series A Cumulative Redeemable Preferred Stock.

During the six months ended June 30, 2026, KREF repurchased 5,814,563 shares of its common stock under the repurchase program at an average price per share of $6.66 for a total of $38.7 million and retired 3,462,751 of repurchased shares. As of June 30, 2026, KREF had $37.0 million of remaining capacity to repurchase shares under the program. As of June 30, 2026, 2,351,812 of the repurchased shares were not retired and were recorded as "Repurchased stock" on the Consolidated Balance Sheets.

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

During the six months ended June 30, 2026, KREF did not issue or sell any shares of common stock under the ATM. As of June 30, 2026, $93.2 million remained available for issuance under the ATM.

6.50% Series A Cumulative Redeemable Preferred Stock — The perpetual Series A Preferred Stock is redeemable, at KREF's option, at a liquidation price of $327.8 million, or $25.00 per share, plus accrued and unpaid dividends. Dividends on the Series A Preferred Stock are payable quarterly at a rate of 6.50% per annum of the $25.00 liquidation preference, which is equivalent to $1.625 per annum per share. With respect to dividend rights and liquidation, the Series A Preferred Stock ranks senior to KREF's common stock.

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

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)
Dividends — During the six months ended June 30, 2026 and 2025, KREF's board of directors declared the following dividends on shares of its common stock:

			Amount
Declaration Date	Record Date	Payment Date	Per Share	Total
2026
March 11, 2026	March 31, 2026	April 15, 2026	$0.25	$16,069
April 22, 2026	June 30, 2026	July 15, 2026	0.10	5,858
				$21,927
2025
March 14, 2025	March 31, 2025	April 15, 2025	$0.25	$16,956
June 10, 2025	June 30, 2025	July 15, 2025	0.25	16,419
				$33,375

During the six months ended June 30, 2026 and 2025, KREF's board of directors declared the following dividends on shares of its Series A Preferred Stock:

			Amount
Declaration Date	Record Date	Payment Date	Per Share	Total
2026
January 30, 2026	February 27, 2026	March 13, 2026	$0.41	$5,326
April 14, 2026	May 29, 2026	June 15, 2026	0.41	5,326
				$10,652
2025
January 31, 2025	February 28, 2025	March 14, 2025	$0.41	$5,326
April 21, 2025	May 30, 2025	June 13, 2025	0.41	5,326
				$10,652

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)
Note 13. Stock-based Compensation

KREF is externally managed by the Manager and does not currently have any employees. However, as of June 30, 2026, certain individuals employed by the Manager and affiliates of the Manager and certain members of KREF's board of directors were compensated, in part, through the issuance of stock-based awards.

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
Under the Incentive Plan, a total of 2,750,000 shares of common stock will be available for awards to certain members of KREF’s board of directors and employees of the Manager or its affiliates, none of whom are KREF employees. No awards may be granted under the Incentive Plan on or after April 25, 2035. The Incentive Plan will continue to apply to awards granted prior to such date. During the six months ended June 30, 2026 and 2025, 83,455 and 61,935 restricted stock unit (“RSU”) awards were granted to KREF's directors and employees of the Manager or its affiliates under the Prior Plan.

RSUs awarded to employees of the Manager or its affiliates, generally vest over three consecutive one-year periods and awards to certain members of KREF's board of directors generally vest over a one-year period, pursuant to the terms of the respective award agreements and the terms of the Incentive Plan. All outstanding RSU awards were entitled to nonforfeitable dividends during the vesting periods, at the same rate as those declared on the common stock. As of June 30, 2026, 2,238,923 shares of common stock remained available for awards under the Incentive Plan.

The following table summarizes the activity in KREF’s outstanding RSUs and the weighted-average grant date fair value per RSU:

	Restricted Stock Units	Weighted Average Grant Date Fair Value Per RSU(A)
Unvested as of December 31, 2025	1,295,796	$10.14
Granted	83,455	6.59
Vested	(61,935)	8.88
Forfeited / cancelled	(32,418)	11.28
Unvested as of June 30, 2026	1,284,898	$9.94

(A)    The grant-date fair value is based upon the closing price of KREF’s common stock at the date of grant.

KREF expects the unvested RSUs outstanding to vest during the following years:

Year	Restricted Stock Units
2026	593,028
2027	485,703
2028	206,167
Total	1,284,898

KREF recognizes the compensation cost of RSUs awarded to employees of the Manager, or one or more of its affiliates, on a straight-line basis over the awards’ term at their grant date fair value, consistent with the RSUs awarded to certain members of KREF's board of directors.

During the three and six months ended June 30, 2026, KREF recognized $1.9 million and $3.7 million, respectively, of stock-based compensation expense included in “General and administrative” expense in the Condensed Consolidated Statements of Income. During the three and six months ended June 30, 2025, KREF recognized $2.1 million and $4.3 million, respectively, of stock-based compensation expense included in “General and administrative” expense in the Condensed Consolidated Statements of Income. As of June 30, 2026, there was $7.9 million of total unrecognized stock-based compensation expense

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)
related to unvested share-based compensation arrangements. This cost is expected to be recognized over a weighted average period of 0.9 years.

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

During the six months ended June 30, 2026, 37,161 vested RSUs were deferred under the Deferral Plan. As of June 30, 2026, there were 433,050 DSUs outstanding.

Participating Securities' Share in Earnings — During the six months ended June 30, 2026 and 2025, KREF declared $0.6 million and $0.7 million, respectively, of nonforfeitable dividends on unvested RSUs and outstanding DSUs. Such nonforfeitable dividends were deducted from “Retained earnings (Accumulated deficit)” in the Condensed Consolidated Statement of Changes in Equity.

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

For the six months ended June 30, 2026, and 2025, 31,355 and 69,416, weighted average unvested RSUs, respectively, were excluded from the calculation of diluted EPS because the effect was anti-dilutive.

The following table illustrates the computation of basic and diluted EPS for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Earnings
Net Income (Loss)	$(116,355)	$(29,726)	$(172,495)	$(34,587)
Less: Preferred stock dividends	5,326	5,326	10,652	10,652
Less: Participating securities' share in earnings	113	373	528	736
Net income (loss) attributable to common stockholders, basic and diluted	$(121,794)	$(35,425)	$(183,675)	$(45,975)

Shares
Weighted average common shares outstanding	62,040,735	66,958,818	63,152,808	67,754,869
Add: Weighted average deferred stock units	422,433	232,491	409,234	219,374
Diluted weighted average common shares outstanding	62,463,168	67,191,309	63,562,042	67,974,243

Net income (loss) attributable to common stockholders, per:
Basic and diluted common share	$(1.95)	$(0.53)	$(2.89)	$(0.68)

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)
Note 15. Commitments and Contingencies

As of June 30, 2026, KREF was subject to the following commitments and contingencies:

Litigation — From time to time, KREF may be involved in various claims and legal actions arising in the ordinary course of business. KREF establishes an accrued liability for legal proceedings only when those matters present loss contingencies that are both probable and reasonably estimable.

As of June 30, 2026, KREF was not involved in any material legal proceedings regarding claims or legal actions against KREF.

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

In connection with the Company's real estate owned in West Hollywood, CA, the Company has provided an indemnity supporting $2.2 million of surety bonds securing certain condo-related obligations. The Company does not believe a loss under the indemnity is probable, and accordingly, no liability has been recorded.

Capital Commitments — As of June 30, 2026, KREF had future funding commitments of $360.0 million related to its investments in commercial real estate loans. These future funding commitments primarily relate to construction projects, capital improvements, tenant improvements and leasing commissions. Generally, funding commitments are subject to certain conditions that must be met, such as customary construction draw certifications, minimum credit metrics or executions of new leases before advances are made to the borrower.

In January 2017, KREF committed $40.0 million to invest in an aggregator vehicle alongside RECOP I. The two-year investment period for RECOP I ended in April 2019. As of June 30, 2026, KREF had a remaining commitment of $4.3 million to RECOP I.

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

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)
The following table summarizes the fees incurred in connection with the Management Agreement and various related parties services:

		Three Months Ended June 30,		Six Months Ended June 30,
		2026	2025	2026	2025
Manager	Management fees	$5,382	$5,737	$10,893	$11,534
Manager	Expense reimbursements	1,825	1,145	3,257	2,628
KCM	Structuring fees	102	590	102	5,052
K-Star	Diligence and servicing fees	80	104	135	195
Total		$7,389	$7,576	$14,387	$19,409

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

In June 2024, KREF and a KKR affiliate took title to a Seattle, WA life science property through a DIL under a TIC agreement. Under the TIC agreement, KREF and the KKR affiliate held an economic interest of 74.6% and 25.4%, respectively, and shared decision-making (Note 11).

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

Consolidated CMBS Trusts

KREF and a KKR affiliate invested in securities issued by CMBS trusts controlled and consolidated by KREF (Note 8). As of June 30, 2026, the CMBS securities held by the KKR affiliate had a fair value of $63.2 million and was presented within "Consolidated variable interest entities liabilities, CMBS trusts, at fair value" on the Condensed Consolidated Balance Sheets.

Co-Borrowing Financing Facility

In June 2025, KREF, through a wholly owned subsidiary ("KREF Borrower"), and a KKR affiliate, through a wholly owned subsidiary ("Other KKR Borrower"), entered into a term lending financing facility with a financial institution ("KREF Lending XVI Facility"). Currently the facility is collateralized by two loan investments, but could be expanded in the future to include more loan investments. In such event, all loan investments thereunder would be cross-collateralized. An affiliate of KREF Borrower ("KREF Guarantor") guarantees the obligations of KREF Borrower, and an affiliate of Other KKR Borrower guarantees the obligations of Other KKR Borrower, with each respective guarantor's liability capped at its respective borrower's share of the KREF Lending XVI Facility. As of June 30, 2026, KREF’s share of the outstanding financing principal was 50%, or $129.0 million.

In April 2026, KREF, through a wholly owned subsidiary, and a KKR affiliate, through a wholly owned subsidiary, entered into an asset specific loan-on-loan financing facility with a financial institution ("KREF Lending XX - EUR Facility"). The facility is secured by the borrowers' interests in a single underlying loan collateralized by a portfolio of multifamily properties. As of June 30, 2026, KREF’s share of the outstanding financing principal was 26.7%, or $114.5 million.

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)
Note 17. Fair Value of Financial Instruments

The carrying values and fair values of KREF’s financial assets and liabilities recorded at fair value on a recurring basis, as well as other financial instruments not carried at fair value, as of June 30, 2026, were as follows:

				Fair Value
	Principal Balance	Amortized Cost	Carrying Value	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$83,058	$83,058	$83,058	$83,058	$—	$—	$83,058
Commercial real estate loans, held-for-investment, net	4,386,394	4,373,120	4,081,204	—	—	4,090,859	4,090,859
Commercial real estate loans, held-for-sale	114,281	115,106	70,355	—	—	70,355	70,355
Consolidated variable interest entities assets, CMBS trusts, at fair value	1,217,552	1,253,268	1,235,061	—	—	1,235,061	1,235,061
Investments in CMBS securities	26,800	26,800	26,800	—	—	26,800	26,800
Foreign currency forward contracts(A)	1,003	1,003	1,003	—	1,003	—	1,003
Total	$5,829,088	$5,852,355	$5,497,481	$83,058	$1,003	$5,423,075	$5,507,136
Liabilities
Secured financing agreements, net	$3,030,626	$3,024,096	$3,024,096	$—	$—	$3,024,096	$3,024,096
Collateralized loan obligations, net	660,361	660,342	660,342	—	—	658,901	658,901
Secured term loan, net	643,500	630,424	630,424	—	620,173	—	620,173
Consolidated variable interest entities liabilities, CMBS trusts, at fair value	1,168,279	1,229,351	1,210,942	—	—	1,210,942	1,210,942
Foreign currency forward contracts(B)	704	704	704	—	704	—	704
Total	$5,503,470	$5,544,917	$5,526,508	$—	$620,877	$4,893,939	$5,514,816

(A)    Included within "Other assets" on the Condensed Consolidated Balance Sheets.
(B)    Included within "Other liabilities" on the Condensed Consolidated Balance Sheets.

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

(A)    Included within "Other liabilities" on the Condensed Consolidated Balance Sheets.

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)

The following table presents the activities of Level 3 financial assets and liabilities recorded at fair value:

	Consolidated variable interest entities assets, CMBS trusts, at fair value	Consolidated variable interest entities liabilities, CMBS trusts, at fair value	Net
Balance as of December 31, 2025	$505,230	$496,060	$9,170
Purchases and repayments
Purchases	14,950	—	14,950
Consolidation of CMBS trust	751,378	751,378	—
Repayments	(1,663)	(1,663)	—
Gains (losses) included in net income
Unrealized gain (loss) included in change in net assets of consolidated variable interest entities, CMBS trusts	(32,356)	(32,454)	98
Other(A)	3,760	3,596	164
Balance as of June 30, 2026	$1,241,299	$1,216,917	$24,382

(A)     Primarily consists of changes in accrued interest.

Investments in CMBS Securities
Balance as of December 31, 2025	$—
Purchases and repayments
Purchases	26,800
Repayments	—
Gains (losses) included in net income
Unrealized gain (loss) on investments in CMBS securities	—
Balance as of June 30, 2026	$26,800

The following table contains the Level 3 inputs used to value assets and liabilities on a recurring and nonrecurring basis or where KREF discloses fair value as of June 30, 2026:

	Fair Value	Valuation Methodologies	Unobservable Inputs	Weighted Average(A)	Range
Assets
Commercial real estate loans	$4,090,859	Discounted cash flow	Discount margin	3.5%	2.3% - 5.5%
			Capitalization rate	9.4%	5.9% - 13.3%
			Discount rate	11.7%	9.3% - 14.9%
		Direct Capitalization	Capitalization Rate	5.9%	5.9%

Consolidated variable interest entities assets, CMBS trusts, at fair value	1,235,061	Discounted cash flow	Yield	6.3%	4.7% - 35.5%
			Duration (years)	6.8	1.5 - 7.3
Investments in CMBS securities	26,800		Yield	10.3%	9.8% - 10.8%
			Duration (years)	3.6	3.5 - 3.7

Liabilities
Consolidated variable interest entities liabilities, CMBS trusts, at fair value	$1,210,942	Discounted cash flow	Yield	6.3%	4.7% - 35.5%
			Duration (years)	6.8	1.5 - 7.3

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

Assets and Liabilities for Which Fair Value is Only Disclosed

KREF does not carry its secured financing agreements at fair value as management did not elect the fair value option for these liabilities. As of June 30, 2026, the fair value of KREF's financing facilities approximated their respective carrying value.

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

KREF consolidates subsidiaries that incur U.S. federal, state and local income taxes, based on the tax jurisdiction in which each subsidiary operates. There were no material deferred tax assets or liabilities as of June 30, 2026 and December 31, 2025.

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)
Note 19. Subsequent Events

In July 2026, the Company repurchased 1,397,265 shares at an average price per share of $7.24 for a total of $10.2 million.

In July 2026, the Company exercised an optional redemption of KREF 2022-FL3, a CRE CLO, and refinanced the remaining underlying loans under an existing secured financing agreement.

On July 21, 2026, KREF announced that its Board of Directors has established a strategic review committee to initiate a review of possible strategic alternatives for the Company to enhance shareholder value, which may include the sale of the Company or its assets, a merger or other strategic transaction, as well as the continuation of its business plan, as currently conducted or with modifications. There is no assurance that this exploration of strategic alternatives will result in any transaction or change in business plan. The Company has not set a definitive timetable for the completion of its review.

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

Our Manager

We are externally managed by our Manager, KKR Real Estate Finance Manager LLC, an indirect subsidiary of KKR & Co. Inc. KKR is a leading global investment firm with an over 50-year history of leadership, innovation, and investment excellence. KKR manages multiple alternative asset classes, including private equity, real estate, energy, infrastructure and credit, with strategic manager partnerships that manage hedge funds. Our Manager manages our investments and our day-to-day business and affairs in conformity with our investment guidelines and other policies that are approved and monitored by our board of directors. Our Manager is responsible for, among other matters, (i) the selection, origination or purchase and sale of our portfolio investments, (ii) our financing activities and (iii) providing us with investment advisory services. Our Manager is also responsible for our day-to-day operations and performs (or causes to be performed) such services and activities relating to our investments and business and affairs as may be appropriate. Our investment decisions are approved by an investment committee of our Manager that is comprised of senior investment professionals of KKR, including senior investment professionals of KKR's global real estate group. For a summary of certain terms of the management agreement, see Note 16 to our condensed consolidated financial statements included in this Form 10-Q.

Macroeconomic Environment

The last several quarters have been marked by significant volatility in global markets, driven by inflation, elevated interest rates, slowing economic growth, increased tariffs, trade tensions, geopolitical conditions, including as a result of an ongoing military conflict between the United States, Israel and Iran, and political and regulatory uncertainty. These conditions have adversely impacted, and may continue to adversely impact, the U.S. and global economies, the real estate industry and our borrowers, and the performance of the properties securing our loans. Collectively, these market dynamics pose challenges to commercial real estate values and transaction activity, which have resulted in lower demand for office space and elevated levels of vacancy and default rates.

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

Earnings (Loss) Per Share and Dividends Declared

The following table sets forth the calculation of basic and diluted net income (loss) per share and dividends declared per share (amounts in thousands, except share and per share data):

	Three Months Ended
	June 30, 2026	March 31, 2026
Net income (loss) attributable to common stockholders	$(121,794)	$(61,881)
Weighted-average number of shares of common stock outstanding, basic and diluted	62,463,168	64,673,125
Net income (loss) per share, basic and diluted	$(1.95)	$(0.96)
Dividends declared per share	$0.10	$0.25

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

The following table provides a reconciliation of GAAP net income attributable to common stockholders to Distributable Earnings (amounts in thousands, except share and per share data):

	Three Months Ended		Three Months Ended
	June 30, 2026	Per Diluted Share(A)	March 31, 2026	Per Diluted Share(A)
Net Income (Loss) Attributable to Common Stockholders	$(121,794)	$(1.95)	$(61,881)	$(0.96)
Adjustments
Non-cash equity compensation expense	1,899	0.03	1,808	0.03
Depreciation and amortization	1,564	0.03	1,358	0.02
Unrealized (gain) loss on investments	1,675	0.03	(164)	—
Unrealized (gain) loss on foreign currency translation	(2,547)	(0.04)	5,377	0.08
Unrealized (gain) loss on foreign currency forward contracts	5,333	0.09	(6,853)	(0.11)
Provision for loan losses, net	119,839	1.92	73,541	1.14
Distributable Earnings before realized losses	$5,969	$0.10	$13,186	$0.20
Realized loss on loan write-offs	(42,337)	(0.68)	(17,292)	(0.27)
Distributable Earnings (Loss)	$(36,368)	$(0.58)	$(4,106)	$(0.06)
Diluted weighted average common shares outstanding	62,463,168		64,673,125

(A)    Per share amounts presented may not foot due to rounding.

Book Value Per Share

We believe that book value per share is helpful to stockholders in evaluating the growth of our company as we have scaled our equity capital base and continue to invest in our target assets.

The following table calculates our book value per share (amounts in thousands, except share and per share data):

	June 30, 2026	December 31, 2025
KKR Real Estate Finance Trust Inc. stockholders' equity	$931,769	$1,172,550
Series A preferred stock (liquidation preference of $25.00 per share)	(327,750)	(327,750)
Common stockholders' equity	$604,019	$844,800

Shares of common stock issued and outstanding at period end	58,577,948	64,367,737
Add: Deferred stock units	433,050	395,889
Total shares outstanding at period end	59,010,998	64,763,626

Book Value Per Share	$10.24	$13.04

Book value as of June 30, 2026 included the impact of accumulated depreciation of $8.0 million, or ($0.14) per share. As of June 30, 2026, our undepreciated book value per share was $10.38.

Our Portfolio

We have established a $5,248.7 million portfolio of diversified investments, consisting primarily of senior commercial real estate loans as of June 30, 2026.

As of June 30, 2026, the average risk rating of our loan portfolio was 3.3, weighted by loan outstanding principal. As of June 30, 2026, the average loan commitment in our portfolio was $101.3 million and multifamily and industrial loans comprised 60% of our loan portfolio.

In addition, we owned Real Estate Assets with an investment amount of $648.3 million, comprised of the acquired properties (directly or indirectly) and capitalized redevelopment costs, as of June 30, 2026. These properties are reflected on our Condensed Consolidated Balance Sheets.

We have executed on our primary investment strategy of originating floating-rate transitional senior loans and, as we continue to scale our loan portfolio, we expect that our originations will be heavily weighted toward floating-rate loans. As of June 30, 2026, substantially all of our loans by outstanding principal earned a floating rate of interest. We expect the majority of our future investment activity to focus on originating floating-rate senior loans that we finance with our repurchase and other financing facilities. As of June 30, 2026, all of our investments were located in the United States and Europe.

The following charts illustrate the diversification and composition of our loan portfolio as of June 30, 2026, based on type of investment, interest rate, underlying property type, geographic location, vintage and LTV:

Loan Portfolio(A)

Investment Type

Senior Loans
100%

Interest Rate Type

Fixed
2%
Floating
98%

Property Type

Hospitality
3%
Other(C)
3%
Life Science(B)
13%
Multifamily
46%
Industrial
14%
Office
21%

Geography

Other
21%
CA
15%
FL
13%
TX
11%
MA
9%
NC
8%
U.K.
7%
D.C.
6%
PA
6%
MN
4%

Original Vintage

2019
2%
2018
3%
2017
4%
2020
3%
2026
11%
2025
21%
2024
<1%
2022
27%
2021
28%

LTV(D)

75-80%
10%
<60%
24%
60-65%
11%
65-70%
16%
70-75%
39%

(A)    Charts are based on outstanding principal of our commercial real estate loans. Excludes fully written off loans, loans held in CMBS investments, and equity method investment, unconsolidated entity.
(B)    We classify a loan as life science if more than 50% of the gross leasable area is leased to, or will be converted to, life science-related space.
(C)    "Other" property type includes Student Housing (3%) and Mixed Use (<1%).
(D)    LTV is generally based on the initial loan amount divided by the as-is appraised value as of the date the loan was originated. Weighted average LTV excludes risk-rated 5 loans.

The following table details our quarterly loan activity (amounts in thousands):

	Three Months Ended
	June 30, 2026	March 31, 2026	December 31, 2025	September 30, 2025
Loan originations	$348,607	$179,694	$424,403	$131,850

Loan fundings	$359,420	$197,895	$425,722	$84,149
Loan repayments	(806,583)	(415,372)	(379,936)	(479,658)
Net fundings	(447,163)	(217,477)	45,786	(395,509)
Payment-in-kind ("PIK") interest	—	—	322	410
Net write-offs	(42,337)	(17,292)	—	(14,394)
Transfer to REO	(125,609)	—	—	(71,081)
Gain (loss) on foreign currency translation	(3,158)	(8,151)	5,344	—
Total activity	$(618,267)	$(242,920)	$51,452	$(480,574)

The following table details overall statistics for our loan portfolio as of June 30, 2026 (amounts in thousands):

	Outstanding Principal
	Total	Floating Rate Loans	Fixed Rate Loans(A)
Number of loans(B)	48	48	—
Principal balance	$4,500,675	$4,426,275	$74,400
Amortized cost	4,488,226	4,413,826	74,400
Unfunded loan commitments	359,983	354,983	5,000
Weighted average cash coupon(C)	6.6%	+ 3.0%	*
Weighted average all-in yield(C)	6.8%	+ 3.2%	*
Weighted average maximum maturity (years)(D)	1.9	1.9	—
Weighted average LTV(E)	66%	66%	n.a.

*    Rounds to zero
(A)    Represents a mezzanine loan with a commitment of $79.4 million accompanying a senior loan. $74.4 million of loan principal was funded and on nonaccrual status as of June 30, 2026. Refer to Note 3 to our condensed consolidated financial statements for additional information.
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

The table below sets forth additional information relating to our portfolio as of June 30, 2026 (amounts in millions):

	Investment(A)	Location	Property Type	Investment Date	Total Whole Loan(B)	Committed Principal/Investment Amount	Outstanding Principal/ Investment Amount	Net Equity(C)	Coupon(D)(E)		Max Remaining Term (Years)(D)(F)	Loan/Investment Per SF / Unit / Key(G)	Origination LTV(D)(H)	Risk Rating
	Senior Loans
1	Senior Loan	Boston, MA	Life Science	8/3/2022	$312.5	$312.5	$229.6	$34.1	+	4.2%	1.1	$747 / SF	n.a.	5
2	Senior Loan	Minneapolis, MN	Office	11/13/2017	199.4	199.4	194.4	116.3	+	2.3	0.0	$182 / SF	n.a.	5
3	Senior Loan	Washington, D.C.	Office	11/9/2021	181.0	181.0	180.5	72.3	+	3.4	1.4	$503 / SF	55	3
4	Senior Loan	Various, United Kingdom	Industrial	3/5/2026	428.6	180.2	174.1	46.3	+	2.6	4.9	$73 / SF	72	3
5	Senior Loan	West Palm Beach, FL	Multifamily	12/29/2021	171.5	171.5	171.4	58.4	+	2.8	0.5	$211,091 / unit	73	2
6	Senior Loan	Various, Spain	Multifamily	4/29/2026	578.3	154.4	134.7	18.7	+	2.9	4.9	$95,829 / unit	49	3
7	Senior Loan(I)	Los Angeles, CA	Multifamily	4/22/2026	154.0	154.0	154.0	154.0	+	2.8	0.3	$287,295 / unit	70	3
8	Senior Loan	Redwood City, CA	Life Science	9/30/2022	580.9	145.2	110.5	26.5	+	4.5	1.3	$886 / SF	53	3
9	Senior Loan	Various, United Kingdom	Industrial	11/19/2025	464.0	139.2	139.2	33.7	+	2.8	4.4	$145 / SF	75	3
10	Senior Loan	Plano, TX	Office	2/6/2020	136.9	136.9	134.2	45.0	+	4.4	0.1	$185 / SF	64	3
11	Senior Loan	Raleigh, NC	Industrial	6/24/2025	407.6	125.0	125.0	24.2	+	2.4	4.0	$152 / SF	71	3
12	Senior Loan	Arlington, VA	Multifamily	1/20/2022	119.3	119.3	119.3	32.5	+	3.1	0.6	$397,644 / unit	65	3
13	Senior Loan	San Diego, CA	Multifamily	10/20/2021	115.7	115.7	115.7	50.6	+	3.7	0.4	$500,787 / unit	n.a.	5
14	Senior Loan	Philadelphia, PA	Office	6/19/2018	114.3	114.3	114.3	45.0	+	2.8	0.6	$117 / SF	n.a.	n.a.
15	Senior Loan	Dallas, TX	Office	11/7/2025	228.2	114.1	97.4	18.6	+	3.2	4.4	$386 / SF	52	3
16	Senior Loan	Pittsburgh, PA	Student Housing	6/8/2021	112.5	112.5	112.5	33.7	+	3.0	0.2	$155,602 / unit	74	2
17	Senior Loan	Chicago, IL	Office	7/15/2019	105.0	105.0	90.7	53.8	+	2.3	2.1	$87 / SF	n.a.	5
18	Senior Loan	Las Vegas, NV	Multifamily	12/28/2021	101.1	101.1	101.1	35.2	+	2.8	0.5	$191,460 / unit	61	3
19	Senior Loan	Washington, D.C.	Office	1/13/2022	228.5	100.0	100.0	15.1	+	3.3	1.6	$365 / SF	55	3
20	Senior Loan	Cambridge, MA	Life Science	12/22/2021	341.3	98.4	65.7	15.8	+	3.7	4.5	$912 / SF	51	3
21	Senior Loan	Cary, NC	Multifamily	11/21/2022	95.3	95.3	95.3	26.6	+	3.4	1.4	$244,275 / unit	63	3
22	Senior Loan	Jersey City, NJ	Multifamily	10/9/2025	190.0	95.0	95.0	18.3	+	2.5	4.3	$455,635 / unit	76	3
23	Senior Loan	Orlando, FL	Multifamily	12/14/2021	94.9	94.9	94.9	25.3	+	3.1	0.5	$250,396 / unit	74	3
24	Senior Loan	Boston, MA	Industrial	6/28/2022	259.4	90.9	90.8	19.3	+	2.7	2.0	$195 / SF	52	3
25	Senior Loan	San Carlos, CA	Life Science	2/1/2022	139.7	89.1	69.2	23.3	+	1.0	1.4	$470 / SF	68	3
26	Senior Loan	Brisbane, CA	Life Science	7/22/2021	88.3	88.3	80.8	24.1	+	3.4	2.1	$698 / SF	71	3
27	Senior Loan	North Palm Beach, FL	Multifamily	5/22/2025	85.7	85.7	85.4	16.5	+	2.3	3.9	$341,600 / unit	72	3
28	Senior Loan	Various, U.S.	Multifamily	1/31/2025	142.2	85.3	85.1	21.6	+	3.0	3.6	$214,211 / unit	70	3
29	Senior Loan	Philadelphia, PA	Mixed Use	6/28/2024	77.7	77.7	24.4	24.4	+	4.0	3.0	$75 / SF	72	3
30	Senior Loan	Various, Europe	Hospitality	12/2/2025	348.2	77.3	73.6	17.8	+	3.0	4.6	$70,534 / key	70	3
31	Senior Loan	Brandon, FL	Multifamily	1/13/2022	76.7	76.7	74.4	24.8	+	3.1	0.6	$190,719 / unit	75	3
32	Senior Loan	Nashville, TN	Hospitality	1/6/2025	75.8	75.8	75.0	14.6	+	3.3	3.5	$326,087 / key	64	3
33	Senior Loan	Various, U.S.	Industrial	6/15/2022	146.2	73.1	63.9	16.5	+	2.9	1.0	$90 / SF	50	3
34	Senior Loan	Delray Beach, FL	Multifamily	3/26/2025	73.0	73.0	73.0	14.3	+	2.3	3.8	$257,042 / unit	71	3
35	Senior Loan	Melville, NY	Multifamily	7/25/2025	142.1	71.1	27.2	8.2	+	3.9	4.1	$475,251 / unit	55	3
36	Senior Loan	Hollywood, FL	Multifamily	12/20/2021	71.0	71.0	71.0	20.6	+	2.8	0.5	$287,449 / unit	74	3
37	Senior Loan	Denver, CO	Multifamily	9/14/2021	70.3	70.3	70.3	22.0	+	2.8	0.3	$290,496 / unit	78	3
38	Senior Loan	Plano, TX	Multifamily	3/31/2022	63.3	63.3	63.3	30.3	+	2.8	1.1	$238,000 / unit	75	3

	Investment(A)	Location	Property Type	Investment Date	Total Whole Loan(B)	Committed Principal/Investment Amount	Outstanding Principal/ Investment Amount	Net Equity(C)	Coupon(D)(E)		Max Remaining Term (Years)(D)(F)	Loan/Investment Per SF / Unit / Key(G)	Origination LTV(D)(H)	Risk Rating
39	Senior Loan	Charlotte, NC	Multifamily	12/14/2021	63.3	63.3	61.0	19.1	+	3.1	0.5	$165,690 / unit	74	3
40	Senior Loan	Dallas, TX	Multifamily	8/18/2021	63.1	63.1	63.1	19.0	+	3.9	0.2	$175,278 / unit	70	3
41	Senior Loan	Atlanta, GA	Multifamily	9/16/2025	60.8	60.8	60.8	11.8	+	2.4	4.3	$211,847 / unit	67	3
42	Senior Loan	Durham, NC	Multifamily	12/15/2021	59.5	59.5	58.3	24.2	+	2.8	1.5	$168,877 / unit	67	3
43	Senior Loan	San Antonio, TX	Multifamily	4/20/2022	56.4	56.4	56.4	15.4	+	2.7	0.9	$164,950 / unit	79	3
44	Senior Loan	Atlanta, GA	Multifamily	12/10/2021	51.4	51.4	51.4	13.0	+	3.0	0.5	$170,197 / unit	67	3
45	Senior Loan	Reno, NV	Industrial	4/28/2022	140.4	50.5	50.5	11.4	+	2.7	0.9	$117 / SF	74	3
46	Senior Loan	Carrollton, TX	Multifamily	4/1/2022	43.7	43.7	43.7	20.8	+	2.9	0.2	$136,478 / unit	n.a.	5
47	Senior Loan	Dallas, TX	Multifamily	4/1/2022	42.4	42.4	42.4	20.4	+	2.9	0.1	$119,144 / unit	73	4
48	Senior Loan	Various, CA	Office	4/1/2026	72.5	36.3	36.3	7.0	+	2.6	4.8	$221 / SF	48	3
	Total/Weighted Average Senior Loans Unlevered				$7,973.8	$4,860.7	$4,500.7	$1,460.3	+	3.0%	1.9		66%	3.3
	Real Estate Assets
1	Real Estate Owned	Mountain View, CA	Office	6/28/2024	n.a.	$136.9	$136.9	$136.9		n.a.	n.a.	$442 / SF	n.a.
2	Equity Method Investment(J)	Boston, MA	Life Science	6/2/2026	n.a.	127.9	127.9	127.9		n.a.	n.a.	$514 / SF	n.a.
3	Equity Method Investment(K)	Seattle, WA	Life Science	6/28/2024	n.a.	96.7	96.7	68.1		n.a.	n.a.	$608 / SF	n.a.
4	Real Estate Owned	West Hollywood, CA	Condo	4/15/2025	n.a.	95.6	95.6	40.6		n.a.	n.a.	$2,583,784 / unit	n.a.
5	Real Estate Owned	Portland, OR	Retail / Redevelopment	12/16/2021	n.a.	95.1	95.1	95.1		n.a.	n.a.	n.a.	n.a.
6	Real Estate Owned	Raleigh, NC	Multifamily	8/12/2025	n.a.	72.3	72.3	32.3		n.a.	n.a.	$225,938 / unit	n.a.
7	Real Estate Owned	Philadelphia, PA	Office	12/22/2023	n.a.	23.8	23.8	23.8		n.a.	n.a.	$113 / SF	n.a.
	Total/Weighted Average Real Estate Assets					$648.3	$648.3	$524.7
	CMBS Investments
1	Equity Method Investment(L)	Various, U.S.	Various	2/13/2017	n.a.	$40.0	$33.8	$33.8		4.8%	3.0		58%
2	CMBS B-Pieces	Various, U.S.	Various	3/12/2026	n.a.	15.1	15.1	15.1		6.1	9.4		50
3	CMBS Investment	Kailua-Kona, HI	Hospitality	3/17/2026	n.a.	14.0	14.0	14.0	+	5.8	6.5		55
4	CMBS Investment	Dallas, TX	Mixed Use	2/20/2026	n.a.	12.8	12.8	12.8	+	6.8	6.4		62
5	CMBS B-Pieces	Various, U.S.	Various	6/18/2025	n.a.	9.3	9.3	9.3		5.9	8.7		42
	Total/Weighted Average CMBS Investments					$91.2	$85.0	$85.0		5.6%	5.8		55%
	Other Investments
1	Equity Method Investment(M)	Various, France	Industrial	10/10/2025	n.a.	14.7	14.7	14.7		n.a.	n.a.		n.a.
	Total/Weighted Average Other Investments					$14.7	$14.7	$14.7
	Grand Total / Weighted Average					$5,614.8	$5,248.7	$2,084.8		6.7%	1.9		66%	3.3

*    Numbers presented may not foot due to rounding.

(A)    Our total portfolio represents the current principal amount or investment amount on senior and mezzanine loans, real estate assets, CMBS investments and other investments. Excludes loans that were fully written off.
For Senior Loan 2, the total whole loan has an outstanding principal balance of $194.4 million, including (i) a fully funded senior mortgage loan of $120.0 million, at an interest rate of S+2.25% and (ii) a mezzanine note with a commitment of $79.4 million, of which $74.4 million was funded as of June 30, 2026, at a fixed interest rate of 4.5% PIK.
(B)    Total Whole Loan represents the total commitment of the entire loan originated, including participations by KKR affiliated entities. KREF has been the sole or lead investor across all of its originations since its 2015 inception. As of March 31, 2026, KKR's investment portfolio has less than 0.5% overlap with KREF's portfolio on a KKR AUM basis. Global Atlantic’s investment portfolio has less than 1% overlap with KREF's portfolio on a Global Atlantic AUM basis.
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
(G)    Loan Per SF / Unit / Key is based on the current principal amount divided by the current SF / Unit / Key. For Senior Loans 1, 8, 20 and 35, Loan Per SF / Unit / Key is calculated as the total commitment amount of the loan divided by the proposed SF / Unit / Key.
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
(I)    Loan secured by the borrower's ownership interest in an underlying mortgage loan.
(J)    Represents real estate assets held through a JV agreement between us and an unaffiliated third party. We hold a 50% economic interest in the real estate assets and share decision making with the third party under the JV agreement.
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
(M)    Represents our 50% economic interest in an affiliated company, which is invested in a senior mortgage loan that is collateralized by industrial properties located in France. The underlying senior mortgage loan with an outstanding principal balance of €65.2 million, has a coupon of 2.8%, term to maturity of 2.8 years and LTV of 69%. The affiliated company's investment in the underlying senior mortgage loan is 80% financed with a funding cost of EURIBOR + 1.6%. KREF does not have unilateral authority to direct the activities that most significantly impact the affiliated company's economic performance.

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

The following tables summarize the carrying value of the loan portfolio held-for-investment based on our internal risk ratings:

	June 30, 2026				December 31, 2025
Risk Rating	Number of Loans(A)	Carrying Value	Outstanding Principal	Outstanding Principal %	Number of Loans(A)	Carrying Value	Outstanding Principal	Outstanding Principal %
1	—	$—	$—	—%	—	$—	$—	—%
2	2	283,906	283,906	6	2	283,816	283,906	5
3	39	3,377,069	3,386,003	78	46	4,405,274	4,415,095	82
4	1	42,627	42,415	1	1	90,671	90,671	2
5	5	669,518	674,070	15	4	567,995	572,191	11
Total loan receivable	47	$4,373,120	$4,386,394	100%	53	$5,347,756	$5,361,863	100%
Allowance for credit losses		(291,916)				(201,924)
Loan receivable, net		$4,081,204				$5,145,832

(A)    Excludes fully written off loans.

In March 2026, we modified a risk-rated 5 senior life science loan located in Cambridge, MA, with an outstanding principal balance of $100.4 million. The terms of the modification included a $20.2 million principal repayment, and a restructure of the $80.2 million senior loan (after the $20.2 million repayment) into (i) a $62.9 million committed senior mortgage loan (with $35.5 million in unfunded commitment), and (ii) a $17.3 million subordinated note which is subordinate to a new $14.4 million sponsor interest. The restructured senior loan earns a coupon rate of S+3.7% and has a new term of five years. The $17.3 million subordinated note was deemed uncollectible and written off in March 2026. The loan modification was accounted for as a new loan for GAAP purposes. The restructured senior loan with an outstanding principal balance of $65.8 million was risk-rated 3 as of June 30, 2026.

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

Our Non-Mark-to-Market Financing Sources, which accounted for 79% of our total financing as of June 30, 2026, are not subject to credit or capital markets mark-to-market provisions. The remaining 21% of our total financing, which is comprised of four master repurchase agreements, are only subject to credit marks.

We plan to expand and diversify our financing sources, especially those sources that provide non-mark-to-market financing, reducing our exposure to market volatility.

The following table summarizes our financing agreements (amounts in thousands):

		June 30, 2026				December 31, 2025
		Borrowings			Collateral	Borrowings
	Non-/Mark-to-Market	Maximum Facility Size(A)	Outstanding Principal	Available(B)	Outstanding Principal	Outstanding Principal
Master Repurchase Agreements	Mark-to-Credit	$1,647,875	$917,474	$24,745	$1,484,044	$1,220,707
Collateralized Loan Obligations	Non-Mark-to-Market	660,361	660,361	—	1,015,614	1,198,378
Term Lending Agreements	Non-Mark-to-Market	1,527,641	858,824	4,527	1,135,734	771,823
Term Loan Facility	Non-Mark-to-Market	1,000,000	510,689	66	664,818	513,202
Warehouse Facility	Non-Mark-to-Market	250,000	—	—	—	—
Asset Specific Financing	Non-Mark-to-Market	521,907	393,639	4,480	474,878	365,318
Revolver	Non-Mark-to-Market	700,000	350,000	350,000	n.a.	—
Secured Term Loan	Non-Mark-to-Market	643,500	643,500	—	n.a.	646,750
Total leverage		$6,951,284	$4,334,487	$383,818		$4,716,178

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

Warehouse Facility

Our warehouse facility provides us with asset-based financing on a non-mark-to-market basis, has a current facility maturity of March 2028, and is partial recourse.

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

As of June 30, 2026, we were in compliance with the covenants of our financing facilities.

Non-Consolidated Senior Interests

In certain instances, we finance our loans through the non-recourse sale of a senior loan interest that is not included in our condensed consolidated financial statements. These non-consolidated senior interests provide structural leverage on a non-mark-to-market, match-term basis for our net investments, which are typically reflected in the form of mezzanine loans or other subordinate interests on our condensed consolidated balance sheets and in our condensed consolidated statement of income. We had no outstanding financing through non-consolidated senior interests as of June 30, 2026.

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

Real Estate Assets, Held-For-Investment

Portland, OR Retail / Redevelopment — In December 2021, we took title a Portland retail property and recorded the property and its net assets on the Condensed Consolidated Balance Sheets based on the estimated fair value of acquired assets and assumed liabilities. We contributed a portion of the REO asset to a joint venture (the "REO JV") with a third party local developer (“JV Partner”), whereby we had a 90% interest and the JV Partner had a 10% interest. The JV Partner's interest in the property was presented within "Noncontrolling interests in equity of consolidated joint ventures" on the Condensed Consolidated Balance Sheets. In June 2025, we sold a portion of the property for $6.0 million and recognized a realized gain of

$0.7 million after closing costs. As of June 30, 2026, we have a priority of distributions up to $83.6 million before the JV Partner can participate in the economics of the REO JV.

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

Real Estate Assets, Held-For-Sale

Philadelphia, PA Office — In December 2023, we took title to a Philadelphia office portfolio through a DIL and recorded the portfolio and its net assets on the Condensed Consolidated Balance Sheets based on the estimated fair value of acquired assets and assumed liabilities. Portions of the portfolio were sold in June 2024 and May 2025. The May 2025 sale resulted in a realized gain of $0.5 million. As of June 30, 2026, there was one office property remaining.

West Hollywood, CA Condo — In April 2025, we took title to a West Hollywood multifamily property through an AIL. We recorded the property and its net assets on the Condensed Consolidated Balance Sheets based on the estimated fair value of acquired assets and assumed liabilities.

As of June 30, 2026, the Philadelphia, PA Office and West Hollywood, CA Condo properties met the criteria to be classified as held-for-sale under ASC 360. As such, depreciation and amortization on the properties and related lease intangibles were suspended.

Real Estate Asset, Equity Method Investments

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

Boston, MA Life Science — In June 2026, we and an unaffiliated third party, took title to a Boston life science property through a DIL and contributed the property to a newly formed joint venture. We each held a 50% economic interest and shared decision-making. We accounted for our investment in the joint venture under the equity method of accounting and recorded the investment based on our share of the estimated fair value of the joint venture’s net assets.

CMBS B-Pieces, Equity Method Investment

As of June 30, 2026, we held a 3.5% interest in RECOP I, an unconsolidated VIE of which we were not the primary beneficiary. The aggregator vehicle in which we invested is controlled and advised by affiliates of our Manager. RECOP I primarily acquired junior tranches of CMBS newly issued by third parties. We do not pay any fees to RECOP I, but we bear the pro rata share of RECOP I's expenses. We reported our share of the net asset value of RECOP I in our Condensed Consolidated Balance Sheets, presented as “Equity method investments” and our share of net income, presented as “Income (loss) from equity method investments” on the Condensed Consolidated Statements of Income.

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

Variable Interest Entity Liabilities

In connection with our investments in CMBS B-Pieces, we consolidated the CMBS trusts that hold the pools of senior loans underlying the CMBS because we determined such trusts are VIEs and we are the primary beneficiary of such VIEs. As a result of the consolidations, our financial statements include the liabilities of the consolidated CMBS trusts. However, the liabilities are not recourse to us, and our risk of loss is limited to the value of our investment in the related CMBS B-Pieces. See Note 8 to the consolidated financial statements for additional information on these liabilities as of June 30, 2026.

Results of Operations

Three Months Ended June 30, 2026 Compared to Three Months Ended March 31, 2026

The following table summarizes the changes in our results of operations for three months ended June 30, 2026 and March 31, 2026 (amounts in thousands, except per share data):

	Three Months Ended		Increase (Decrease)
	June 30, 2026	March 31, 2026	Dollars	Percentage
Net Interest Income
Interest income	$85,487	$95,906	$(10,419)	(11)%
Interest expense	67,305	69,717	(2,412)	(3)
Total net interest income	18,182	26,189	(8,007)	(31)

Other Income
Revenue from real estate owned operations	4,371	4,944	(573)	(12)
Income (loss) from equity method investments	(988)	657	(1,645)	(250)
Change in net assets of consolidated variable interest entities, CMBS trusts	836	439	397	90
Gain (loss) on foreign currency translation (includes unrealized gains (losses) of $2,547 and $0, respectively)	1,526	(5,377)	6,903	128
Gain (loss) on foreign currency forward contracts (includes unrealized gains (losses) of ($5,333) and $0, respectively)	(4,194)	6,853	(11,047)	(161)
Other miscellaneous income	1,214	894	320	36
Total other income	2,765	8,410	(5,645)	(67)

Operating Expenses
Provision for credit losses, net	75,088	73,541	1,547	2
Change in fair value of loan held-for-sale	44,751	—	44,751	—
Expenses from real estate owned operations	8,406	8,122	284	3
Management fee to related parties	5,382	5,511	(129)	(2)
General and administrative	4,653	4,584	69	2
Total operating expenses	138,280	91,758	46,522	51

Income (Loss) Before Income Taxes	(117,333)	(57,159)	(60,174)	105
Income tax expense	—	—	—	—
Net Income (Loss)	(117,333)	(57,159)	(60,174)	105
Net income (loss) attributable to noncontrolling interests	(978)	(1,019)	41	(4)
Net Income (Loss) Attributable to KKR Real Estate Finance Trust Inc. and Subsidiaries	(116,355)	(56,140)	(60,215)	107
Preferred stock dividends	5,326	5,326	—	—
Participating securities' share in earnings	113	415	(302)	(73)
Net Income (Loss) Attributable to Common Stockholders	$(121,794)	$(61,881)	$(59,913)	97

Net Income (Loss) Per Share of Common Stock
Basic and Diluted	$(1.95)	$(0.96)	$(0.99)	103
Weighted Average Number of Shares of Common Stock Outstanding
Basic and Diluted	62,463,168	64,673,125	(2,209,957)	(3)

Dividends Declared per Share of Common Stock	$0.10	$0.25	$(0.15)	(60)

Net Interest Income

Net interest income decreased by $8.0 million during the three months ended June 30, 2026, as compared to the preceding three-month period. This decrease was due to a reduced loan portfolio size as a result of repayments or other resolutions and loans on nonaccrual status. We recorded $2.6 million of deferred loan fees and origination discounts accreted into interest income during the three months ended June 30, 2026, as compared to $4.1 million during the preceding period. In addition, we recorded $2.8 million of deferred financing costs amortization into interest expense during the three months ended June 30, 2026, as compared to $3.5 million for the preceding period.

Other Income

Total other income decreased by $5.6 million during the three months ended June 30, 2026, as compared to the preceding period. This decrease was driven by current period losses on foreign currency forward contracts of $4.2 million partially offset by gains on foreign currency translation of $1.5 million.

Operating Expenses

Total operating expenses increased by $46.5 million during the three months ended June 30, 2026, as compared to the preceding period. This increase was primarily due to a change in the provision for credit losses and change in fair value related primarily to office loans.

Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025

The following table summarizes the changes in our results of operations for the six months ended June 30, 2026 and June 30, 2025 (amounts in thousands, except per share data):

	Six Months Ended June 30,		Increase (Decrease)
	2026	2025	Dollars	Percentage
Net Interest Income
Interest income	$181,393	$226,239	$(44,846)	(20)%
Interest expense	137,022	164,727	(27,705)	(17)
Total net interest income	44,371	61,512	(17,141)	(28)

Other Income
Revenue from real estate owned operations	9,315	6,914	2,401	35
Income (loss) from equity method investments	(331)	(820)	489	60
Change in net assets of consolidated variable interest entities, CMBS trusts	1,275	41	1,234	3,010
Gain (loss) on foreign currency translation (includes unrealized gains (losses) of ($2,829) in 2026 and $0 in 2025)	(3,851)	—	(3,851)	100
Gain (loss) on foreign currency forward contracts (includes unrealized gains (losses) of $1,488 in 2026 and $0 in 2025)	2,659	—	2,659	100
Gain (loss) on sale of real estate owned	—	1,192	(1,192)	(100)
Other miscellaneous income	2,108	2,248	(140)	(6)
Total other income	11,175	9,575	1,600	17

Operating Expenses
Provision for credit losses, net	148,629	74,711	73,918	99
Change in fair value of loan held-for-sale	44,751	—	44,751	100
Expenses from real estate owned operations	16,528	11,652	4,876	42
Management fee to related parties	10,893	11,534	(641)	(6)
General and administrative	9,237	9,512	(275)	(3)
Total operating expenses	230,038	107,409	122,629	114

Income (Loss) Before Income Taxes	(174,492)	(36,322)	(138,170)	380
Income tax expense	—	—	—	—
Net Income (Loss)	(174,492)	(36,322)	(138,170)	380
Net income (loss) attributable to noncontrolling interests	(1,997)	(1,735)	(262)	15
Net Income (Loss) Attributable to KKR Real Estate Finance Trust Inc. and Subsidiaries	(172,495)	(34,587)	(137,908)	399
Preferred stock dividends	10,652	10,652	—	—
Participating securities' share in earnings	528	736	(208)	(28)
Net Income (Loss) Attributable to Common Stockholders	$(183,675)	$(45,975)	$(137,700)	300

Net Income (Loss) Per Share of Common Stock
Basic and Diluted	$(2.89)	$(0.68)	$(2.21)	325
Weighted Average Number of Shares of Common Stock Outstanding
Basic and Diluted	63,562,042	67,974,243	(4,412,201)	(6)

Dividends Declared per Share of Common Stock	$0.35	$0.50	$(0.15)	(30)

Net Interest Income
Net interest income decreased by $17.1 million during the six months ended June 30, 2026, as compared to the corresponding period in the prior year. This decrease was due primarily to a reduced loan portfolio size as a result of repayments or other resolutions and lower index rates. We recorded $6.7 million of deferred loan fees and origination discounts accreted into interest income during the six months ended June 30, 2026, as compared to $7.8 million during the prior year period. In addition, we recorded $6.3 million of deferred financing costs amortization into interest expense during the six months ended June 30, 2026, as compared to $6.1 million during the prior year period.

Other Income

Total other income increased by $1.6 million during the six months ended June 30, 2026, as compared to the prior year period. This increase was due primarily to a $2.4 million increase in revenue from REO operations and gains on foreign currency forward contracts of $2.7 million, partially offset by losses on foreign currency translation of $3.9 million.

Operating Expenses

Total operating expenses increased by $122.6 million during the six months ended June 30, 2026, as compared to the prior year period. This increase was primarily due to a change in the provision for credit losses and change in fair value related primarily to office loans.

Liquidity and Capital Resources

Overview

We have capitalized our business to date primarily through the issuance and sale of our common stock and preferred stock, borrowings from four master repurchase agreements, and borrowings from our Non-Mark-to-Market Financing Sources, which were comprised of collateralized loan obligations, term lending agreements, term loan facility, secured term loan, asset specific financing, warehouse facility, and Revolver. Our Non-Mark-to-Market Financing Sources, which accounted for 79% of our total financing as of June 30, 2026, are not subject to credit or capital markets mark-to-market provisions. The remaining 21% of our total financing, which are comprised of four master repurchase agreements, are only subject to credit marks.

Our primary sources of liquidity include $83.1 million of cash on our Condensed Consolidated Balance Sheets, $350.0 million of available capacity on our Revolver, $33.8 million of available borrowings under our financing arrangements based on existing collateral, and cash flows from operations. In addition, we had $625.9 million of total unencumbered assets, including $359.9 million of real estate owned assets, $85.0 million of CMBS investments and $181.0 million of unencumbered senior loans, that can be financed, as of June 30, 2026. Our Revolver and secured term loan are secured by corporate level guarantees and include net equity interests in the investment portfolio. We may seek additional sources of liquidity from syndicated financing, other borrowings (including borrowings not related to a specific investment) and future offerings of equity and debt securities.

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

As described in Note 11 to our condensed consolidated financial statements, we have off-balance sheet arrangements related to VIEs that we account for by either consolidating or by using the equity method of accounting when we hold an economic interest or have a capital commitment. Our maximum risk of loss associated with our interests in these VIEs is limited to the carrying value of our net investment in such entities and any unfunded capital commitments. As of June 30, 2026, we held $24.1 million of net investments in consolidated CMBS trusts, and $33.8 million of interests in a CMBS equity method investment.

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

We have also entered into an equity distribution agreement with certain sales agents, pursuant to which we may sell, from time to time, up to an aggregate sales price of $100.0 million of our common stock, pursuant to a continuous offering program (the “ATM”), under the Shelf. Sales of our common stock made pursuant to the ATM may be made in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act. During the six months ended June 30, 2026, we did not sell any shares of common stock under the ATM. As of June 30, 2026, $93.2 million remained available for issuance under the ATM.

See Notes 5, 6, 7 and 12 to our condensed consolidated financial statements for additional details regarding our secured financing agreements, collateralized loan obligations, secured term loan and stock activity.

Debt-to-Equity Ratio and Total Leverage Ratio

The following table presents our debt-to-equity ratio and total leverage ratio:

	June 30, 2026	December 31, 2025
Debt-to-equity ratio(A)	2.6x	2.1x
Total leverage ratio(B)	4.3x	3.9x

(A)    Represents (i) total outstanding debt agreements (excluding non-recourse facilities) and secured term loan, less cash (including loan principal repayments held by servicer); to (ii) KREF's stockholders' equity, in each case, at period end.
(B)    Represents (i) total outstanding debt agreements, secured term loan and collateralized loan obligations, less cash (including loan principal repayments held by servicer); to (ii) KREF's stockholders' equity, in each case, at period end.

Sources of Liquidity

Our primary sources of liquidity include cash and cash equivalents and available borrowings under our secured financing agreements, inclusive of our Revolver. Amounts available under these sources as of the date presented are summarized in the following table (amounts in thousands):

	June 30, 2026	December 31, 2025
Cash and cash equivalents	$83,058	$84,617
Available borrowings under revolving credit agreement	350,000	700,000
Available borrowings under financing arrangements	33,817	27,662
Loan principal repayments held by a servicer(A)	254,772	74,279
Total	$721,647	$886,558

(A)     Loan principal repayments held by a servicer at December 31, 2025 were received in January 2026.

We also had $625.9 million of total unencumbered assets, including $359.9 million of real estate owned assets, $85.0 million of CMBS investments and $181.0 million of unencumbered senior loans as of June 30, 2026. In addition to our primary sources of liquidity, we have the ability to access further liquidity through our ATM program and public offerings of debt and equity securities. Our existing loan portfolio also provides us with liquidity as loans are repaid or sold, in whole or in part, and the proceeds from repayment become available for us to invest.

Cash Flows

The following table sets forth changes in cash and cash equivalents for the six months ended June 30, 2026, and 2025 (amounts in thousands):

	Six Months Ended June 30,
	2026	2025
Cash Flows From Operating Activities	$27,764	$37,043
Cash Flows From Investing Activities	419,429	16,213
Cash Flows From Financing Activities	(450,178)	(49,843)
Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	$(2,985)	$3,413

Cash Flows from Operating Activities

Our cash flows from operating activities were primarily driven by our net interest income, which is a result of the income generated by our investments less financing costs. The following table sets forth interest received from, and paid for, our investments (amounts in thousands):

	Six Months Ended June 30,
	2026	2025
Interest Received:
Senior Loans	177,093	220,161
Net assets of consolidated variable interest entity, CMBS trusts	1,672	—
Total	178,765	220,161
Interest paid:
Senior Loans	132,330	165,526
Net interest collections	$46,435	$54,635

Our net interest collections were partially offset by cash used to pay management fees, as follows (amounts in thousands):

	Six Months Ended June 30,
	2026	2025
Management Fees to related parties	$10,893	$11,715

Cash Flows from Investing Activities

During the six months ended June 30, 2026, our cash flows from investing activities were primarily driven by loan repayments of $1,041.5 million, partially offset by loan originations and loan fundings of $552.1 million.

During the six months ended June 30, 2025, our cash flows from investing activities were primarily driven by loan repayments and the sale of loans of $629.8 million, and net proceeds received of $30.3 million from the sale of REO investments, partially offset by loan fundings of $626.5 million.

Cash Flows from Financing Activities

During the six months ended June 30, 2026, our cash flows from financing activities were primarily driven by repayments of $682.8 million on our secured financing agreements and repayments of $538.0 million on our collateralized loan obligations, partially offset by borrowing proceeds of $851.1 million under our secured financing agreements.

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

Contractual Obligations and Commitments

The following table presents our contractual obligations and commitments (including interest payments) as of June 30, 2026 (amounts in thousands):

	Total	Less than 1 year	1 to 3 years	3 to 5 years	Thereafter
Master Repurchase Facilities(A)	$1,158,155	$224,273	$380,343	$553,539	$—
Term Lending Agreements(A)	732,628	233,090	100,771	398,767	—
Warehouse Facility	—	—	—	—	—
Term Loan Facility	510,688	217,473	155,297	137,918	—
Asset Specific Facility	279,153	—	279,153	—	—
Revolver(B)	350,000	350,000	—	—	—
Total secured financing agreements	3,030,624	1,024,836	915,564	1,090,224	—
Collateralized Loan Obligations	660,361	—	—	—	660,361
Secured Term Loan	643,500	6,500	13,000	13,000	611,000
Interest payable(C)	622,153	190,542	222,451	171,097	38,063
Future funding obligations(D)	359,983	241,754	118,229	—	—
Equity method investment, CMBS B-Pieces	4,324	4,324	—	—	—
Total	$5,320,945	$1,467,956	$1,269,244	$1,274,321	$1,309,424

(A)    The allocation of repurchase facilities and term lending agreements is based on the earlier of (i) the maximum maturity of the underlying loans pledged as collateral or (ii) the maximum maturity of the respective financing agreements. Amounts borrowed are subject to a maximum 25.0% recourse limit.
(B)    Any amounts borrowed are full recourse to certain subsidiaries of KREF. Amounts are estimated based on the amount outstanding under the Revolver and the interest rate in effect as of June 30, 2026. This is only an estimate as actual amounts borrowed, the timing of repayments and interest rates may vary over time. The Revolver matures in March 2030.
(C)    The amounts are estimated by assuming the amounts outstanding under these facilities and the interest rates in effect as of June 30, 2026 will remain constant into the future. The actual amounts borrowed and rates may vary over time.
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

As of June 30, 2026, our accruing loan portfolio and related portfolio financing earned or paid a floating rate of interest benchmarked to Term SOFR, SONIA or EURIBOR. Accordingly, our interest income and expense will generally change directionally with benchmark rates; however, in certain circumstances, rate floors relating to our loan portfolio may partially offset the impact from changing rates. As of June 30, 2026, a 50 basis point and a 100 basis point decrease in the benchmark rates would increase our expected cash flows by approximately $0.2 million and $1.6 million, or $0.00 and $0.02 per common share, for the following three-month period. Conversely, a 50 basis point and a 100 basis point increase in the benchmark rates would increase our expected cash flows by approximately $0.2 million and $0.4 million, or $0.00 and $0.01 per common share, respectively, for the same period.

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

Currency Risk

Our loans and investments that are denominated in a foreign currency are also subject to risks related to movements in currency rates. We generally mitigate this exposure by matching the currency of our foreign currency assets to the currency of the borrowings that finance those assets. As a result, we substantially reduce our exposure to changes in portfolio value related to changes in foreign currency rates. In addition, substantially all of our net asset exposure to the Euro and the British Pounds Sterling has been hedged with foreign currency forward contracts as of June 30, 2026.

The following table outlines our assets and liabilities that are denominated in a foreign currency (amounts in thousands):

	June 30, 2026
	EUR	GBP
Foreign currency assets	€178,447	£248,057
Foreign currency liabilities	(137,935)	(184,175)
Foreign currency contracts - notional	(40,685)	(63,481)
Net exposure to foreign exchange rate movements	€(173)	£401
Net exposure to foreign exchange rate movements in USD	$(197)	$532

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

As of June 30, 2026, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2026, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) of the Exchange Act) occurred during the quarter ended June 30, 2026 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Under the Company's previous share repurchase program authorization we were authorized to repurchase up to an aggregate of $100.0 million of our common stock effective in February 2023. As of March 31, 2026, we had $46.0 million of remaining capacity to repurchase shares under this program. In April 2026, the Board of Directors authorized a modified repurchase program, which replaced the prior authorization and authorizes KREF to repurchase up to an aggregate of $75.0 million of common stock and 6.50% Series A Cumulative Redeemable Preferred Stock. The timing, manner, price and amount of any common or preferred stock repurchases will be determined by us in our discretion and will depend on a variety of factors, including legal requirements, price and economic considerations, and market conditions. The program does not require us to repurchase any specific number of shares of common or preferred stock. The program does not have an expiration date and may be suspended, modified or discontinued at any time.

The following table sets forth information regarding purchases of shares of our common stock during the three months ended June 30, 2026 (amounts in thousands, except share and per share data):

Period Beginning	Period Ending	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Amounts paid for shares purchased as part of publicly announced program	Approximate dollar value of shares that may yet be purchased under the program
April 1, 2026	April 30, 2026	581,400	$6.03	12,148,069	$3,507	$71,493
May 1, 2026	May 31, 2026	2,789,257	6.44	14,937,326	17,962	53,531
June 1, 2026	June 30, 2026	2,351,812	7.01	17,289,138	16,481	37,049
Total/Average		5,722,469	$6.63		$37,951

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

KKR REAL ESTATE FINANCE TRUST INC.

Date:	July 21, 2026	By:	/s/ Matthew A. Salem
Name: Matthew A. Salem
Title: Chief Executive Officer
(Principal Executive Officer)

Date:	July 21, 2026	By:	/s/ Kendra L. Decious
Name: Kendra L. Decious
Title: Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)