Form 10-Q
period 2026-09-30
KKR Real Estate Finance Trust Inc.
filed 2026-10-28
CIK 1631596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026

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

The number of shares of the registrant's common stock, par value $0.01 per share, outstanding as of October 26, 2026 was 57,306,245.

KKR REAL ESTATE FINANCE TRUST INC.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2026

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

There are many factors that may cause our actual results to differ materially from the forward-looking statements, including factors set forth under Part I, Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the "Form 10-K"), Part I, Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Form 10-Q and Part II, Item 1A "Risk Factors" in this form 10-Q, as such factors may be updated from time to time in our other periodic filings with the SEC, which are accessible on the SEC's website at www.sec.gov and on the investor relations section of our website at www.kkrreit.com. You should evaluate all forward-looking statements made in this Form 10-Q in the context of these risks and uncertainties.

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

•the review of possible strategic alternatives for the Company to enhance shareholder value by the strategic review committee of the board of directors and the timing and impact of the outcome of such review;

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

PART I — FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

KKR Real Estate Finance Trust Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)
(Amounts in thousands, except share and per share data)

	September 30, 2026	December 31, 2025
Assets
Cash and cash equivalents	$165,883	$84,617
Commercial real estate loans, held-for-investment	3,137,554	5,347,756
Less: Allowance for credit losses	(187,436)	(201,924)
Commercial real estate loans, held-for-investment, net	2,950,118	5,145,832
Real estate owned, held-for-investment, net	368,133	338,595
Real estate owned assets, held-for-sale	130,889	130,188
Equity method investments	273,363	147,332
Investments in CMBS securities	26,800	—
Consolidated variable interest entities assets, CMBS trusts, at fair value	1,176,376	505,230
Other assets(A)	99,042	112,849
Total Assets	$5,190,604	$6,464,643

Liabilities and Equity
Liabilities
Secured financing agreements, net	$2,397,405	$2,862,689
Secured term loan, net	629,168	632,516
Collateralized loan obligations, net	—	1,198,332
Real estate owned liabilities, held-for-sale	3,266	3,867
Consolidated variable interest entities liabilities, CMBS trusts, at fair value	1,151,934	496,060
Due to related parties	5,773	6,506
Other liabilities	31,157	39,469
Total Liabilities	4,218,703	5,239,439

Commitments and Contingencies (Note 15)	—	—

Equity
Preferred Stock, $0.01 par value, 50,000,000 shares authorized
Series A cumulative redeemable preferred stock, (13,110,000 shares issued and outstanding as of September 30, 2026 and December 31, 2025); liquidation preference of $327,750, or $25.00 per share	131	131
Common stock, $0.01 par value, 300,000,000 shares authorized (57,027,286 shares issued and outstanding as of September 30, 2026; 65,488,680 shares issued and 64,367,737 shares outstanding as of December 31, 2025)	570	644
Additional paid-in capital	1,633,384	1,687,168
Accumulated deficit	(723,851)	(506,130)
Repurchased stock (1,120,943 shares repurchased as of December 31, 2025)	—	(9,263)
Total KKR Real Estate Finance Trust Inc. Stockholders’ Equity	910,234	1,172,550
Noncontrolling interests in equity of consolidated joint ventures	61,667	52,654
Total Equity	971,901	1,225,204
Total Liabilities and Equity	$5,190,604	$6,464,643

(A)     Includes $53.4 million of loan principal repayments held by a servicer as of September 30, 2026.

See Notes to Condensed Consolidated Financial Statements.

KKR Real Estate Finance Trust Inc. and Subsidiaries

Condensed Consolidated Statements of Income (Unaudited)
(Amounts in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net Interest Income
Interest income	$70,235	$108,019	$251,628	$334,258
Interest expense	55,658	82,685	192,680	247,412
Total net interest income	14,577	25,334	58,948	86,846

Other Income
Revenue from real estate owned operations	7,095	4,742	16,410	11,656
Income (loss) from equity method investments	1,021	(105)	690	(925)
Change in net assets of consolidated variable interest entities, CMBS trusts	848	347	2,123	388
Loss on foreign currency translation (includes unrealized losses of ($347) and ($3,177) in 2026 and $0 and $0 in 2025, respectively)	(328)	—	(4,179)	—
Gain on foreign currency forward contracts (includes unrealized gains of $85 and $1,573 in 2026 and $0 and $0 in 2025, respectively)	141	—	2,800	—
Gain on sale of real estate owned	211	—	211	1,192
Other miscellaneous income	985	1,096	3,093	3,344
Total other income	9,973	6,080	21,148	15,655

Operating Expenses
Provision for credit losses, net	1,381	975	150,010	75,686
Loss on commercial real estate loan, held-for-sale	5,224	—	49,975	—
Expenses from real estate owned operations	7,596	7,302	24,124	18,954
Management fee to related parties	5,092	5,619	15,985	17,153
General and administrative	6,031	4,746	15,268	14,258
Total operating expenses	25,324	18,642	255,362	126,051

Income (Loss) Before Income Taxes	(774)	12,772	(175,266)	(23,550)
Income tax expense	—	—	—	—
Net Income (Loss)	(774)	12,772	(175,266)	(23,550)
Net income (loss) attributable to noncontrolling interests	145	(1,006)	(1,852)	(2,741)
Net Income (Loss) Attributable to KKR Real Estate Finance Trust Inc. and Subsidiaries	(919)	13,778	(173,414)	(20,809)
Preferred stock dividends	5,326	5,326	15,978	15,978
Participating securities' share in earnings	172	373	700	1,109
Net Income (Loss) Attributable to Common Stockholders	$(6,417)	$8,079	$(190,092)	$(37,896)

Net Income (Loss) Per Share of Common Stock
Basic and Diluted	$(0.11)	$0.12	$(3.09)	$(0.56)
Weighted Average Number of Shares of Common Stock Outstanding
Basic and Diluted	57,648,650	65,876,727	61,569,251	67,267,388

Dividends Declared per Share of Common Stock	$0.10	$0.25	$0.45	$0.75

See Notes to Condensed Consolidated Financial Statements.

KKR Real Estate Finance Trust Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Equity (Unaudited)
(Amounts in thousands, except share data)

	Series A Preferred Stock		Common Stock
	Shares	Par Value	Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Repurchased Stock	Total KKR Real Estate Finance Trust Inc. Stockholders' Equity	Noncontrolling Interests in Equity of Consolidated Joint Ventures	Total Equity
Balance at December 31, 2025	13,110,000	$131	64,367,737	$644	$1,687,168	$(506,130)	$(9,263)	$1,172,550	$52,654	$1,225,204
Repurchase of common stock	—	—	(92,094)	(1)	—	—	(761)	(762)	—	(762)
Retirement of common stock(A)	—	—	—	—	(10,024)	—	10,024	—	—	—
Stock-based compensation, net	—	—	—	—	1,806	—	—	1,806	—	1,806
Net loss	—	—	—	—	—	(56,141)	—	(56,141)	(1,019)	(57,160)
Contribution by noncontrolling interests	—	—	—	—	—	—	—	—	5,609	5,609
Series A preferred dividends declared, $0.41 per share	—	—	—	—	—	(5,326)	—	(5,326)	—	(5,326)
Common dividends declared, $0.25 per share	—	—	—	—	—	(16,069)	—	(16,069)	—	(16,069)
Participating security dividends declared, $0.25 per share	—	—	—	—	—	(414)	—	(414)	—	(414)
Balance at March 31, 2026	13,110,000	$131	64,275,643	$643	$1,678,950	$(584,080)	$—	$1,095,644	$57,244	$1,152,888
Repurchase of common stock	—	—	(5,722,469)	(34)	—	—	(38,088)	(38,122)	—	(38,122)
Retirement of common stock(A)	—	—	—	—	(21,536)	—	21,536	—	—	—
Stock-based compensation, net	—	—	24,774	—	1,899	—	—	1,899	—	1,899
Net loss	—	—	—	—	—	(116,354)	—	(116,354)	(978)	(117,332)
Contribution by noncontrolling interest	—	—	—	—	—	—	—	—	2,264	2,264
Series A preferred dividends declared, $0.41 per share	—	—	—	—	—	(5,326)	—	(5,326)	—	(5,326)
Common dividends declared, $0.10 per share	—	—	—	—	—	(5,858)	—	(5,858)	—	(5,858)
Participating security dividends declared, $0.10 per share	—	—	—	—	—	(114)	—	(114)	—	(114)
Balance at June 30, 2026	13,110,000	$131	58,577,948	$609	$1,659,313	$(711,732)	$(16,552)	$931,769	$58,530	$990,299
Repurchase of common stock	—	—	(1,550,662)	(15)	—	—	(11,283)	(11,298)	—	(11,298)
Retirement of common stock(A)	—	—	—	(24)	(27,811)	—	27,835	—	—	—
Stock-based compensation, net	—	—	—	—	1,882	—	—	1,882	—	1,882
Net income (loss)	—	—	—	—	—	(919)	—	(919)	145	(774)
Contribution by noncontrolling interests	—	—	—	—	—	—	—	—	2,992	2,992
Series A preferred dividends declared, $0.41 per share	—	—	—	—	—	(5,326)	—	(5,326)	—	(5,326)
Common dividends declared, $0.10 per share	—	—	—	—	—	(5,703)	—	(5,703)	—	(5,703)
Participating security dividends declared, $0.10 per share	—	—	—	—	—	(171)	—	(171)	—	(171)
Balance at September 30, 2026	13,110,000	$131	57,027,286	$570	$1,633,384	$(723,851)	$—	$910,234	$61,667	$971,901

(A)     During the three months ended March 31, 2026, June 30, 2026, and September 30, 2026, the Company retired 1,213,037, 3,370,657 and 3,902,474 shares of common stock, respectively.

*Rounds to zero.

	Series A Preferred Stock		Common Stock
	Shares	Par Value	Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Repurchased Stock	Total KKR Real Estate Finance Trust Inc. Stockholders' Equity	Noncontrolling Interests in Equity of Consolidated Joint Ventures	Total Equity
Balance at December 31, 2024	13,110,000	$131	68,713,596	$686	$1,714,684	$(370,471)	$—	$1,345,030	$53,849	$1,398,879
Repurchase and retirement of common stock	—	—	(889,100)	(8)	(9,823)	—	—	(9,831)	—	(9,831)
Stock-based compensation, net	—	—	—	—	2,127	—	—	2,127	—	2,127
Net loss	—	—	—	—	—	(4,861)	—	(4,861)	(888)	(5,749)
Contribution by noncontrolling interest	—	—	—	—	—	—	—	—	774	774
Series A preferred dividends declared, $0.41 per share	—	—	—	—	—	(5,326)	—	(5,326)	—	(5,326)
Common dividends declared, $0.25 per share	—	—	—	—	—	(16,956)	—	(16,956)	—	(16,956)
Participating security dividends declared, $0.25 per share	—	—	—	—	—	(363)	—	(363)	—	(363)
Balance at March 31, 2025	13,110,000	$131	67,824,496	$678	$1,706,988	$(397,977)	$—	$1,309,820	$53,735	$1,363,555
Repurchase and retirement of common stock	—	—	(2,170,904)	(21)	(20,043)	—	—	(20,064)	—	(20,064)
Stock-based compensation, net	—	—	22,540	*	2,141	—	—	2,141	—	2,141
Net loss	—	—	—	—	—	(29,726)	—	(29,726)	(847)	(30,573)
Contribution by noncontrolling interests	—	—	—	—	—	—	—	—	201	201
Series A preferred dividends declared, $0.41 per share	—	—	—	—	—	(5,326)	—	(5,326)	—	(5,326)
Common dividends declared, $0.25 per share	—	—	—	—	—	(16,419)	—	(16,419)	—	(16,419)
Participating security dividends declared, $0.25 per share	—	—	—	—	—	(373)	—	(373)	—	(373)
Balance at June 30, 2025	13,110,000	$131	65,676,132	$657	$1,689,086	$(449,821)	$—	$1,240,053	$53,089	$1,293,142
Repurchase and retirement of common stock	—	—	(448,877)	(5)	(4,231)	—	—	(4,236)	—	(4,236)
Stock-based compensation, net	—	—	—	—	2,174	—	—	2,174	—	2,174
Net income (loss)	—	—	—	—	—	13,778	—	13,778	(1,006)	12,772
Contribution by noncontrolling interests	—	—	—	—	—	—	—	—	267	267
Series A preferred dividends declared, $0.41 per share	—	—	—	—	—	(5,326)	—	(5,326)	—	(5,326)
Common dividends declared, $0.25 per share	—	—	—	—	—	(16,307)	—	(16,307)	—	(16,307)
Participating security dividends declared, $0.25 per share	—	—	—	—	—	(373)	—	(373)	—	(373)
Balance at September 30, 2025	13,110,000	$131	65,227,255	$652	$1,687,029	$(458,049)	$—	$1,229,763	$52,350	$1,282,113

*Rounds to zero.

See Notes to Condensed Consolidated Financial Statements.

KKR Real Estate Finance Trust Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)
(Amounts in thousands)

	Nine Months Ended September 30,
	2026	2025
Cash Flows From Operating Activities
Net income (loss)	(175,266)	$(23,550)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Accretion of deferred loan fees and discounts	(9,998)	(12,104)
Payment-in-kind interest	—	(1,181)
Amortization of deferred debt issuance costs and discounts	9,129	10,833
Loss (income) from equity method investments	2,498	3,097
Change in net assets of consolidated variable interest entities, CMBS trusts	(261)	(96)
Provision for credit losses, net	150,010	75,686
Loss on commercial real estate loan, held-for-sale	49,975	—
Straight-line rental income	(3,645)	—
Depreciation and amortization	2,975	1,711
Stock-based compensation expense	5,583	6,442
(Gain) loss on sale of real estate owned	(211)	(1,192)
Unrealized loss (gain) on foreign currency translation	3,177	—
Unrealized loss (gain) on foreign currency forward contract	(1,573)	—
Changes in operating assets and liabilities:
Assets related to real estate owned, held-for-sale, net of liabilities	(1,583)	(1,529)
Accrued interest receivable, net	2,760	3,008
Other assets	(5,931)	1,209
Accrued interest payable	(1,845)	(7,259)
Due to related parties	(1,452)	174
Other liabilities	5,956	299
Net cash provided by (used in) operating activities	30,298	55,548

Cash Flows From Investing Activities
Proceeds from principal repayments of commercial real estate loans	2,413,469	1,112,490
Originations and fundings of commercial real estate loans	(708,463)	(706,368)
Capital expenditures on real estate owned	(34,831)	(2,875)
Payment to acquire real estate owned	—	(10,651)
Payment to acquire equity method investment, real estate asset	(895)	—
Net proceeds on sale of real estate owned, held-for-investment	—	5,866
Net proceeds on sale of real estate owned, held-for-sale	2,814	24,395
Contributions to equity method investment, real estate asset	(2,537)	(14,072)
Payments for investments in CMBS securities	(26,800)	—
Payment to acquire interest in consolidated CMBS trust	(15,010)	(9,021)
Net cash provided by (used in) investing activities	1,627,747	399,764

Cash Flows From Financing Activities
Proceeds from borrowings under secured financing agreements	1,500,844	1,288,799
Proceeds from issuance of secured term loan	—	310,765
Proceeds from noncontrolling interest contributions	10,865	1,242
Principal repayments on borrowings under secured financing agreements	(1,773,665)	(1,386,916)
Principal repayments on borrowings under collateralized loan obligations	(1,198,379)	(441,752)
Principal repayments on borrowings under secured term loan	(4,875)	(3,000)
Payments of debt and collateralized debt obligation issuance costs	(6,692)	(23,199)
Payments of common stock dividends	(38,019)	(50,553)
Payments of preferred stock dividends	(15,978)	(15,978)
Payments to repurchase common stock	(50,182)	(34,131)
Net cash provided by (used in) financing activities	(1,576,081)	(354,723)

	Nine Months Ended September 30,
	2026	2025
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	81,964	100,589
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	87,338	106,547
Cash, Cash Equivalents and Restricted Cash at End of Period	$169,302	$207,136

Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$165,883	$204,094
Restricted cash (Note 9)	3,419	3,042
Total cash, cash equivalents and restricted cash shown in the Condensed Consolidated Statements of Cash Flows	$169,302	$207,136

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$185,380	$243,838
Cash paid during the period for income taxes	—	1

Supplemental Schedule of Non-Cash Investing and Financing Activities
Dividend declared, not yet paid	5,703	16,307
Consolidation of variable interest entities, CMBS Trust (incremental assets and liabilities)	752,719	482,974
Modification accounted for as a repayment and new loan, net of write-off	62,890	—
Loan principal repayments held by a servicer	53,356	1,500
Deferred financing costs, not yet paid	713	517
Transfer of senior loan to equity method investment	126,504	—
Loan assignment in full satisfaction of secured financing	182,491	—
Acquisition of real estate owned	—	164,900
Acquisition of other assets related to real estate owned	—	1,385
Assumption of other liabilities related to real estate owned	—	(2,081)
Transfer of senior loans to real estate owned	—	162,865

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

As of September 30, 2026, KKR beneficially owned 10,000,001 shares, or 17.5% of KREF's outstanding common stock.

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

The collateral assets of KREF's CLOs, comprised of a pool of loan participations, were included in “Commercial real estate loans, held-for-investment, net” on the Condensed Consolidated Balance Sheets. The liabilities of KREF's consolidated CLOs consisted solely of obligations to the senior CLO noteholders, excluding subordinated CLO tranches held by KREF as such interests were eliminated in consolidation, and were presented in “Collateralized loan obligations, net” on the Condensed Consolidated Balance Sheets. The collateral assets of the CLOs could only be used to settle the obligations of the consolidated CLOs. The interest income from the CLOs’ collateral assets and the interest expense on the CLOs’ liabilities were presented on a gross basis in “Interest income” and “Interest expense”, respectively, in KREF's Condensed Consolidated Statements of Income.

Real Estate Owned Joint Ventures — KREF has two joint ventures that hold investments in real estate owned ("REO") and those joint ventures were determined to be VIEs (Note 11). KREF owns a majority of the equity interests in the joint ventures and participates in the profits and losses. Management concluded that KREF is the primary beneficiary of the joint ventures as KREF holds decision-making power over the activities that most significantly impact the economic performance and has the obligation to absorb losses or the right to receive benefits that could be potentially significant to the joint ventures.

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

Valuation of CLO Consolidated VIEs — Management estimated the fair value of the level 3 CLO liabilities using prices obtained from an independent valuation firm. If prices received from the independent valuation firm were inconsistent with values determined in connection with management’s independent review, management made inquiries to the independent

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)
valuation firm about the prices received and related methods. In the event management determined the price obtained from an independent valuation firm was unreliable or an inaccurate representation of the fair value of the CLO liabilities (based on considerations given to observable market data), management then compiled evidence independently and presented the independent valuation firm with such evidence supporting a different value. As a result, the independent valuation firm may have revised their price after evaluating any additional evidence.

However, if management continued to disagree with the price from the independent valuation firm, in light of evidence that management compiled independently and believed to be compelling, valuations were then prepared using inputs based on non-binding broker quotes obtained from independent, well-known, major financial brokers that are CLO market makers. In validating any non-binding broker quote used in this circumstance, management compared the non-binding quote to the observable market data points in addition to understanding the valuation methodologies used by the market makers. These market participants may have utilized a similar methodology as the independent valuation firm to value the CLO liabilities, with the key input of expected yield determined independently based on both observable and unobservable factors. To avoid reliance on any single broker-dealer, management received a minimum of two non-binding quotes, of which the average was used.

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

Dividends Payable — KREF records dividends payable on its common stock and preferred stock upon declaration of such dividends. In September 2026, KREF's board of directors declared a dividend of $0.10 per share of common stock to stockholders of record as of September 30, 2026, which was accrued in “Other liabilities” on KREF’s Condensed Consolidated Balance Sheets as of September 30, 2026 and was subsequently paid on October 15, 2026. In July 2026, KREF's board of directors declared a dividend of $0.41 per each issued and outstanding share of the Company’s 6.50% Series A Cumulative Redeemable Preferred Stock, which represents an annual dividend of $1.625 per share. The dividend was paid on September 15, 2026 to KREF’s preferred stockholders of record as of August 28, 2026.

Derivative Financial Instruments — KREF records derivative financial instruments at fair value on a gross basis in either “Other assets” or “Other liabilities” on the Condensed Consolidated Balance Sheets. Derivative financial instruments that are designated as hedges have changes in fair value recorded in other comprehensive income within stockholders' equity, and subsequently reclassified into earnings when the item being hedged impacts earnings. As of September 30, 2026, KREF has not designated any derivative financial instruments as hedges; accordingly changes in fair value are recognized in the Condensed Consolidated Statements of Income.

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

Revenue from Real Estate Owned Operations — Revenue from REO operations is primarily comprised of rental income, including base rent and reimbursements of property operating expenses. For leases that have fixed and measurable base rent escalations or rent abatements, KREF recognizes base rent on a straight-line basis over the non-cancelable lease terms. The difference between such rental income earned and the cash rent amount is recorded as straight-line rent receivable and presented within "Other assets" on the Condensed Consolidated Balance Sheets. Reimbursement of property operating expenses arises from tenant leases which provide for the recovery of certain operating expenses and real estate taxes of the respective property. This revenue is accrued in the same periods as the expenses are incurred. Rental income is presented within “Revenue from real estate owned operations” in the Condensed Consolidated Statements of Income.

Gain (Loss) on Sale of Real Estate Owned — KREF recognizes the excess, or deficiency, of net proceeds received less the net carrying value of the REO sold, as gains or losses, respectively.

Other Miscellaneous Income — KREF recognizes interest income earned on its cash balances and miscellaneous fee income in “Other miscellaneous income” on its Condensed Consolidated Statements of Income.

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

Commercial Real Estate Loans, Held-For-Sale — For commercial real estate loans held-for-sale, KREF applies the lower of cost or fair market value. If the loan's fair market value is determined to be less than its amortized cost, a fair value adjustment may be recorded through "Loss on commercial real estate loan, held-for-sale" within the Condensed Consolidated Statements of Income.

Accrued Interest Receivables — KREF elects not to measure an allowance for credit losses for accrued interest receivables. KREF generally writes off an accrued interest receivable balance when interest is 90 days or more past due unless the loan is both well secured and in the process of collection. Write-offs of accrued interest receivable are recognized as "Provision for (reversal of) credit losses, net" in the Condensed Consolidated Statements of Income.

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

General and Administrative Expenses — KREF expenses general and administrative costs, including legal and audit fees, servicing fees, insurance premiums, and other costs as incurred. During the three months ended September 30, 2026, expenses were also incurred related to the strategic review.

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

As of September 30, 2026 and December 31, 2025, KREF did not have any material deferred tax assets or liabilities arising from future tax consequences attributable to differences between the carrying amounts of existing assets and liabilities in accordance with GAAP and their respective tax bases.

KREF recognizes tax benefits for uncertain tax positions only if it is more likely than not that the position is sustainable based on its technical merits. Interest and penalties on uncertain tax positions are included as a component of the provision for income

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)
taxes in KREF's Condensed Consolidated Statements of Income. As of September 30, 2026, KREF did not have any material uncertain tax positions.

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

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)
Note 3. Commercial Real Estate Loans

The following table summarizes investments in commercial real estate loans as of September 30, 2026 and December 31, 2025:

					Weighted Average(C)
Loan Type	Outstanding Principal	Amortized Cost(A)	Carrying Value(B)	Loan Count	Floating Rate Loan %	Coupon(D)	Life (Years)(E)
September 30, 2026
Loans held-for-investment(F)
Senior loans	$3,151,502	$3,137,554	$2,950,118	37	97.6%	6.7%	2.4

December 31, 2025
Loans held-for-investment(F)
Senior loans	$5,361,863	$5,347,756	$5,145,832	53	98.6%	7.0%	1.8

(A)    Amortized cost represents the outstanding loan principal, net of applicable unamortized discounts, loan origination fees, cost recovery interest and write-offs on uncollectible loan balances.
(B)    Carrying value represents the loan amortized cost, net of applicable allowance for credit losses for loans held-for-investment.
(C)    Average weighted by outstanding loan principal.
(D)    Weighted average coupon assumes the greater of the applicable benchmark rates, or the applicable contractual rate floor. Excludes loans on nonaccrual status.
(E)    The weighted average life assumes all extension options are exercised by the borrowers.
(F)    Excludes fully written off loans.

Activity — The following table presents the loan portfolio held-for-investment activity for the nine months ended September 30, 2026:

Carrying Value
Balance at December 31, 2025	$5,145,832
Originations and future fundings, net(A)	771,354
Proceeds from loan repayments and other resolutions(B)	(2,354,130)
Accretion of loan discount and other amortization, net	9,998
(Provision for) reversal of credit losses	(151,107)
Transfer to loan held-for-sale	(333,775)
Transfer to real estate owned	(125,609)
Gain (loss) on foreign currency translation	(12,445)
Balance at September 30, 2026	$2,950,118

(A)    Net of applicable premiums, discounts and deferred loan origination costs. Includes fundings on previously originated loans.
(B)    Includes a $182.5 million loan assignment in full satisfaction of secured financing.

As of September 30, 2026 and December 31, 2025, there were $9.7 million and $9.8 million, respectively, of unamortized origination discounts and deferred fees included in "Commercial real estate loans, held-for-investment, net" on the Condensed Consolidated Balance Sheets.

KREF may enter into loan modifications that include, among other changes, incremental capital contributions or partial repayments from certain borrowers, repurposing of reserves, and a temporary partial deferral of coupon as payment-in-kind interest (“PIK Interest”), which is capitalized, compounded, and added to the outstanding principal balance of the respective loans.

In March 2026, KREF modified a risk-rated 5 senior life science loan located in Cambridge, MA, with an outstanding principal balance of $100.4 million. The terms of the modification included a $20.2 million principal repayment, and a restructure of the $80.2 million senior loan (after the $20.2 million repayment) into (i) a $62.9 million senior mortgage loan (with $35.5 million in unfunded commitment), and (ii) a $17.3 million subordinated note which is subordinate to a new $14.4 million sponsor interest. The restructured senior loan earns a coupon rate of S+3.7% and has a new term of five years. The $17.3 million subordinated note was deemed uncollectible and written off in March 2026. The loan modification was accounted for as a new loan for GAAP purposes. The restructured senior loan with an outstanding principal balance of $66.4 million was risk-rated 3 as of September 30, 2026.

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

The following tables summarize the carrying value of the loan portfolio held-for-investment based on KREF's internal risk ratings:

	September 30, 2026				December 31, 2025
Risk Rating	Number of Loans(A)	Carrying Value	Outstanding Principal	Outstanding Principal %	Number of Loans(A)	Carrying Value	Outstanding Principal	Outstanding Principal %
1	—	$—	$—	—%	—	$—	$—	—%
2	—	—	—	—	2	283,816	283,906	5
3	34	2,813,066	2,822,759	90	46	4,405,274	4,415,095	82
4	—	—	—	—	1	90,671	90,671	2
5	3	324,488	328,743	10	4	567,995	572,191	11
Total loan receivable	37	$3,137,554	$3,151,502	100%	53	$5,347,756	$5,361,863	100%
Allowance for credit losses		(187,436)				(201,924)
Loan receivable, net		$2,950,118				$5,145,832

* Numbers presented may not foot due to rounding.
(A)    Excludes fully written off loans.

As of September 30, 2026, the average risk rating of KREF's portfolio was 3.2, weighted by outstanding loan principal, consistent with that as of December 31, 2025.

Loan Vintage — The following tables present the amortized cost of the loan portfolio held-for-investment by KREF's internal risk rating and year of origination. The risk ratings are updated as of September 30, 2026 and December 31, 2025 in the corresponding table.

September 30, 2026
Risk Rating	Number of Loans(B)	Outstanding Principal(B)	Amortized Cost by Year of Origination(A)
			2026	2025	2024	2023	2022	Prior	Total
Commercial Real Estate Loans
1	—	$—	$—	$—	$—	$—	$—	$—	$—
2	—	—	—	—	—	—	—	—	—
3	34	2,822,759	539,849	894,819	102,795	—	505,841	769,762	2,813,066
4	—	—	—	—	—	—	—	—	—
5	3	328,743	—	—	—	90,671	43,705	190,112	324,488
	37	$3,151,502	$539,849	$894,819	$102,795	$90,671	$549,546	$959,874	$3,137,554
Year-to-date gross write-offs charged			$—	$—	$—	$—	$50,498	$115,043	$165,541

December 31, 2025
Risk Rating	Number of Loans(B)	Outstanding Principal(B)	Amortized Cost by Year of Origination(A)
			2025	2024	2023	2022	2021	Prior	Total
Commercial Real Estate Loans
1	—	$—	$—	$—	$—	$—	$—	$—	$—
2	2	283,906	—	—	—	—	283,816	—	283,816
3	46	4,415,095	996,802	86,039	115,106	1,397,773	1,671,380	138,174	4,405,274
4	1	90,671	—	—	90,671	—	—	—	90,671
5	4	572,191	—	—	—	—	377,883	190,112	567,995
	53	$5,361,863	$996,802	$86,039	$205,777	$1,397,773	$2,333,079	$328,286	$5,347,756
Year-to-date gross write-offs charged			$—	$—	$—	$34,828	$—	$—	$34,828

(A)    Represents the date a loan was originated or acquired. Origination dates may be subsequently updated to reflect material loan modifications.
(B)    Excludes fully written off loans.

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)
Allowance for Credit Losses — The following tables present the changes to the allowance for credit losses for the nine months ended September 30, 2026 and 2025, respectively:

	Commercial Real Estate Loans	Unfunded Loan Commitments	Total
Balance at December 31, 2025	$201,924	$2,201	$204,125
Provision for (reversal of) credit losses, net	151,107	(1,097)	150,010
Write-offs charged	(165,541)	—	(165,541)
Gain (loss) on foreign currency translation	(54)	1	(53)
Balance at September 30, 2026	$187,436	$1,105	$188,541

	Commercial Real Estate Loans	Unfunded Loan Commitments	Total
Balance at December 31, 2024	$117,103	$2,478	$119,581
Provision for (reversal of) credit losses, net	75,069	617	75,686
Write-offs charged	(34,828)	—	(34,828)
Balance at September 30, 2025	$157,344	$3,095	$160,439

As of September 30, 2026, the allowance for credit losses was $188.5 million. The credit loss provision of $150.0 million for the nine months ended September 30, 2026 was due primarily to additional reserves for risk-rated 5 office loans.

KREF had a risk-rated 5 senior office loan located in Minneapolis, MN, originated in November 2017. As of September 30, 2026, the loan had an outstanding principal balance of $194.4 million, an unfunded commitment of $5.0 million and an amortized cost of $190.1 million. Since June 2023, the loan has been on nonaccrual status. During the three and nine months ended September 30, 2026, KREF recognized $1.8 million and $5.4 million, respectively, of interest income on this loan.

KREF had a risk-rated 5 senior office loan located in Chicago, IL, originated in September 2023. As of September 30, 2026, the loan had an outstanding principal balance and amortized cost of $90.7 million with an unfunded commitment of $14.3 million. The loan has a maximum maturity of August 2028. In June 2026, this loan was placed on nonaccrual status. During the three and nine months ended September 30, 2026, KREF recognized $1.4 million and $3.7 million, respectively, of interest income on this loan.

KREF had a risk-rated 5 senior multifamily loan located in Carrollton, TX, originated in April 2022. As of September 30, 2026, the loan had an outstanding principal balance and amortized cost of $43.7 million. The loan has a maximum maturity of October 2026. In June 2026, this loan was placed on nonaccrual status. During the three and nine months ended September 30, 2026, KREF recognized $0.7 million and $2.2 million, respectively, of interest income on this loan.

The 5-rated loans were determined to be collateral dependent as of September 30, 2026. KREF estimated expected losses based on the loan’s collateral fair value, which was determined by applying a capitalization rate between 5.7% and 13.3% and a discount rate between 13.0% and 13.6%.

As of September 30, 2025, the allowance for credit losses was $160.4 million. The credit loss provision of $75.7 million for the nine months ended September 30, 2025 was due primarily to additional reserves for risk-rated 5 loans in the life science and office sectors.

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)
Concentration of Credit Risk — The following tables present the geographies and property types of collateral underlying KREF's commercial real estate loans as a percentage of the loans' principal amounts:

	September 30, 2026	December 31, 2025		September 30, 2026	December 31, 2025
Geography(A)			Collateral Property Type(A)
California	10.8%	16.6%	Multifamily	38.7%	40.3%
North Carolina	10.8	6.4	Office	24.1	22.8
United Kingdom	10.4	2.9	Industrial	18.4	17.9
Florida	10.3	10.9	Life Science	10.8	13.7
Texas	9.3	12.0	Hospitality	4.7	2.8
Washington D.C.	8.9	5.2	Senior Housing	2.5	—
Minnesota	6.2	3.6	Mixed Use	0.8	0.4
Massachusetts	5.0	11.9	Student Housing	—	2.1
Nevada	4.8	2.8	Total	100.0%	100.0%
Spain	4.8	—
Georgia	3.6	2.1
New Jersey	3.0	1.9
Illinois	2.9	1.7
Tennessee	2.4	1.4
Colorado	2.2	1.3
New York	1.0	4.5
Pennsylvania	0.8	4.7
Other U.S.	1.6	0.8
Other Europe	1.2	1.1
Washington	—	4.2
Virginia	—	2.2
Arizona	—	1.8
Total	100.0%	100.0%

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

Real Estate Owned, Held-For-Sale

Philadelphia, PA Office — In December 2023, KREF took title to a Philadelphia office portfolio through a DIL. The transaction was accounted for as an asset acquisition under ASC 805. Accordingly, KREF recorded the portfolio and its net assets on the Condensed Consolidated Balance Sheets based on the estimated fair value of acquired assets and assumed liabilities. Portions of the portfolio were sold in June 2024 and May 2025. The May 2025 sale resulted in a realized gain of $0.5 million. As of September 30, 2026, there was one office property remaining.

West Hollywood, CA Condo — In April 2025, KREF took title to a West Hollywood multifamily property consisting of condo units through an AIL. The transaction was accounted for as an asset acquisition under ASC 805. Accordingly, KREF recorded the property and its net assets on the Condensed Consolidated Balance Sheets based on the estimated fair value of acquired assets and assumed liabilities. As a result, KREF recognized a $20.4 million loan write-off for the difference between the loan amortized cost of $112.5 million and the fair value of the REO’s net assets of $92.9 million, less closing costs. The sale of one condo unit during the three months ended September 30, 2026, resulted in a realized gain of $0.2 million.

As of September 30, 2026, the Philadelphia, PA Office and West Hollywood, CA Condo properties met the criteria to be classified as held-for-sale under ASC 360. As such, depreciation and amortization on the properties and related lease intangibles were suspended.

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

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)

The following table presents the REO assets and liabilities included on KREF's Condensed Consolidated Balance Sheets:

	September 30, 2026	December 31, 2025
Real estate owned, held-for-investment
Assets
Real estate owned - land	$207,191	$207,191
Real estate owned - land improvements	11,501	10,932
Real estate owned - buildings	117,317	117,317
Real estate owned - building improvements	36,911	5,280
Real estate owned - furniture and fixtures	1,776	1,462
Real estate owned	374,696	342,182
Less: Accumulated depreciation	(6,563)	(3,587)
Real estate owned, net	368,133	338,595
Cash(A)	4,070	2,546
In-place lease intangibles(B)	17	67
Tenant receivables(B)	224	152
Other assets(B)	8,351	2,501
Total	$380,795	$343,861
Liabilities
Unfavorable lease intangibles(C)	91	365
Other liabilities(C)	9,520	4,977
Total	$9,611	$5,342

Real estate owned, held-for-sale
Assets
Real estate owned, held-for-sale	117,940	118,220
In-place lease intangibles	7,678	7,678
Favorable lease intangibles	2,663	2,663
Tenant receivables	227	543
Other assets	2,381	1,084
Total	$130,889	$130,188
Liabilities
Unfavorable lease intangibles	167	167
Other liabilities	3,099	3,700
Total	$3,266	$3,867

(A)     Included in “Cash and cash equivalents” on the Condensed Consolidated Balance Sheets.
(B)    Included in “Other assets” on the Condensed Consolidated Balance Sheets.
(C)    Included in “Other liabilities” on the Condensed Consolidated Balance Sheets.

The following table presents the REO operations and related income (loss) included in KREF’s Condensed Consolidated Statements of Income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Rental income	$6,913	$4,343	$14,932	$9,467
Other operating income	182	399	1,478	2,189
Revenue from REO operations	7,095	4,742	16,410	11,656
Operating expense	(6,592)	(6,572)	(21,149)	(17,243)
Depreciation expense	(1,004)	(730)	(2,975)	(1,711)
Expenses from REO operations	(7,596)	(7,302)	(24,124)	(18,954)
Total	$(501)	$(2,560)	$(7,714)	$(7,298)

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)
The following table presents the amortization of REO, held-for-investment lease intangibles included on KREF’s Condensed Consolidated Statements of Income:

		Three Months Ended September 30,		Nine Months Ended September 30,
	Income Statement Location	2026	2025	2026	2025
Asset
In-place lease intangibles	Expenses from real estate owned operations	$17	$17	$51	$51
Liability
Unfavorable lease intangibles	Revenue from real estate owned operations	91	91	274	274

The following table presents the amortization of lease intangibles related to REO, held-for-investment through the remainder of the year:

Year	In-place Lease Intangible Assets	Unfavorable Lease Intangible Liabilities
2026	17	91

Future Minimum Lease Payments — The following table presents the future minimum lease payments to be collected under non-cancelable operating leases, excluding tenant reimbursements of expenses:

Year	Contractual Lease Payments
2026	$2,714
2027	8,713
2028	19,925
2029	32,377
2030	32,710
Thereafter	216,654

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)
Note 5. Debt Obligations

The following table summarizes KREF's secured financing arrangements in place as of September 30, 2026 and December 31, 2025:

	September 30, 2026								December 31, 2025
	Facility						Collateral		Facility
	Current Maturity	Final Stated Maturity(A)	Maximum Facility Size	Outstanding Principal	Carrying Value(B)	Weighted Average Funding Cost(C)	Outstanding Principal	Carrying Value	Carrying Value(B)
Master Repurchase Agreements
Wells Fargo	Sep 2027	Sep 2029	$600,000	$375,453	$375,119	5.6%	$560,656	$558,730	$578,569
Morgan Stanley	Jul 2027	Jul 2027	300,000	252,171	251,526	6.2	486,473	445,619	308,388
Morgan Stanley - GBP/EUR	Nov 2031	Nov 2032	397,995	159,653	158,737	4.9	212,870	209,396	160,725
Goldman Sachs	Dec 2028	Dec 2030	150,000	—	(365)	—	30,600	30,600	169,451
Term Loan Facility
KREF Lending VII(D)	Match-term	Match-term	1,000,000	615,984	615,431	5.9	774,692	770,583	512,897
Term Lending Agreements
KREF Lending XV	Match-term	Match-term	300,000	175,360	174,761	5.6	219,200	216,452	237,422
KREF Lending XVI	Match-term	Match-term	187,125	172,463	171,070	5.8	219,200	215,550	99,083
KREF Lending XVII	Match-term	Match-term	250,000	161,542	160,239	5.6	206,342	202,305	89,178
KREF Lending XIX - GBP	Match-term	Match-term	130,682	126,234	125,433	5.4	174,116	171,052	—
BMO Facility	Match-term	Match-term	300,000	71,126	71,096	5.7	90,795	90,165	71,063
KREF Lending IX	Match-term	Match-term	—	—	—	—	—	—	271,455
Warehouse Facility
HSBC Facility	Mar 2028	Mar 2028	250,000	—	—	—	—	—	—
Asset Specific Financing
KREF Lending XX - EUR	May 2029	May 2031	128,322	111,661	110,411	5.0	131,421	128,813	—
KREF Lending XIV	Oct 2026	Oct 2027	125,000	83,955	83,947	6.7	113,552	112,845	79,780
KREF Lending XIII	n.a.	n.a.	—	—	—	—	—	—	194,678
KREF Lending XI	n.a.	n.a.	—	—	—	—	—	—	90,000
Revolving Credit Agreement
Revolver(E)	Mar 2030	Mar 2030	700,000	100,000	100,000	6.1	n.a.	n.a.	—
Total / Weighted Average			$4,819,124	$2,405,602	$2,397,405	5.7%			$2,862,689

(A)    Final Stated Maturity is determined based on the maximum maturity of the underlying financing agreements or corresponding loans, assuming all extension options in KREF's discretion are exercised. The weighted average life of the match-term facilities was 1.3 and 1.8 years, based on the current and final stated maturities, respectively, of the average weighted outstanding principal of collateral loans as of September 30, 2026.
(B)    Net of $8.2 million and $8.4 million unamortized deferred financing costs as of September 30, 2026 and December 31, 2025, respectively.
(C)    Including deferred financing costs and the applicable benchmarks of Term SOFR, SONIA or EURIBOR in effect as of September 30, 2026. Average weighted by the outstanding principal of the facility.
(D)    The term loan facility provides asset-based financing on a non-mark-to-market basis with match-term up to five years, with an additional two-year extension available to KREF.
(E)    As of September 30, 2026, the revolver carrying value excluded $4.9 million unamortized debt issuance costs presented within "Other assets" on KREF's Condensed Consolidated Balance Sheets.

As of September 30, 2026 and December 31, 2025, KREF had secured financing arrangements where the amount at risk with any individual counterparty, or group of related counterparties, exceeded 10.0% of KREF’s stockholders' equity. The amount at risk under these arrangements is the net counterparty exposure, defined as the excess of the carrying amount (or market value, if higher than the carrying amount, for repurchase agreements) of the assets sold under agreement to repurchase, including accrued interest receivable plus any cash or other assets on deposit to secure the repurchase obligation, over the amount of the repurchase liability, adjusted for accrued interest payable.

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)
The following table summarizes certain characteristics of KREF's repurchase agreements where the amount at risk with any individual counterparty, or group of related counterparties, exceeded 10.0% of KREF’s stockholders' equity as of September 30, 2026 and December 31, 2025:

	Outstanding Principal	Net Counterparty Exposure	Percent of Stockholders' Equity	Weighted Average Life (Years)(A)
September 30, 2026
Morgan Stanley	$411,824	$248,280	27.3%	2.0
Wells Fargo	375,453	191,747	21.1	1.6
Total / Weighted Average	$787,277	$440,027	48.4%	1.8
December 31, 2025
Morgan Stanley	$742,301	$367,560	31.3%	2.1
Wells Fargo	579,974	249,598	21.3	1.8
Goldman Sachs	170,200	133,543	11.4	0.6
Total / Weighted Average	$1,492,475	$750,701	64.0%	1.8

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

Activity — For the nine months ended September 30, 2026, the activity related to the carrying value of KREF’s secured financing agreements was as follows:

Secured Financing Agreements, Net
Balance as of December 31, 2025	$2,862,689
Principal borrowings	1,500,844
Principal repayments and other resolutions(A)	(1,956,435)
Deferred debt issuance costs	(5,939)
Amortization of deferred debt issuance costs	6,066
Loss (gain) on foreign currency translation	(9,820)
Balance as of September 30, 2026	$2,397,405

(A)    Includes a $182.5 million loan assignment in full satisfaction of secured financing.

Maturities — KREF’s secured financing arrangements in place as of September 30, 2026 had contractual maturities as follows:

Year	Nonrecourse(A)	Recourse(A)(B)	Total
2026	$96,841	$—	$96,841
2027	713,079	117,151	830,230
2028	185,366	27,271	212,637
2029	90,798	30,266	121,064
2030	496,224	219,436	715,660
2031	368,728	60,442	429,170
	$1,951,036	$454,566	$2,405,602
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

As of September 30, 2026 and December 31, 2025, KREF was in compliance with its financial debt covenants.

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

Upon the completion of the secured term loan transactions, KREF recorded a $1.1 million issuance discount and $11.4 million in issuance costs. The loan issuance discount and issuance costs were capitalized and amortized into interest expense over the term of the secured term loan. Inclusive of the discount and issuance cost amortization, KREF’s total cost of the secured term loan was S+2.9%, subject to the applicable SOFR floor, as of September 30, 2026.

The following table summarizes KREF’s secured term loan as of September 30, 2026 and December 31, 2025, respectively:

	September 30, 2026	December 31, 2025
Principal	$641,875	$646,750
Deferred financing costs	(10,258)	(11,448)
Unamortized discount	(2,449)	(2,786)
Carrying value	$629,168	$632,516

Covenants — KREF is required to comply with customary loan covenants and event of default provisions related to its secured term loan that include, but are not limited to, negative covenants relating to restrictions on operations with respect to KREF’s status as a REIT, and financial covenants. Such financial covenants include a minimum consolidated tangible net worth of $650.0 million and a maximum total debt to total assets ratio, as defined in the secured term loan agreements, of 83.3%. KREF was in compliance with such covenants as of September 30, 2026 and December 31, 2025.

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)
Note 7. Collateralized Loan Obligations

In August 2021, KREF financed a pool of loan participations from its existing loan portfolio through a managed CLO ("KREF 2021-FL2"). In February 2022, KREF financed a pool of loan participations from its existing multifamily loan portfolio through a managed CLO ("KREF 2022-FL3"). The CLOs provided KREF with match-term financing on a non-mark-to-market and non-recourse basis.

During the three months ended September 30, 2026, KREF completed the full redemption of its KREF 2021-FL2 and KREF 2022-FL3 CLOs, resulting in the repayment of all outstanding CLO debt obligations associated with these transactions.

The following tables outline CLO collateral assets and respective borrowings as of September 30, 2026 and December 31, 2025:

	September 30, 2026							December 31, 2025
	Facility					Collateral		Facility
	Wtd. Avg. Term	Maximum Facility Size	Outstanding Principal	Carrying Value	Wtd. Avg. Funding Cost	Outstanding Principal	Carrying Value	Carrying Value
KREF 2021-FL2	—	$—	$—	$—	—%	$—	$—	$654,964
KREF 2022-FL3	—	—	—	—	—	—	—	543,368
Total		$—	$—	$—	—%	$—	$—	$1,198,332

The following table presents the CLO assets and liabilities included in KREF’s Condensed Consolidated Balance Sheets:

	September 30, 2026	December 31, 2025
Assets
Commercial real estate loans, held-for-investment	$—	$1,513,255
Less: Allowance for credit losses	—	(43,027)
Commercial real estate loans, held-for-investment, net	—	1,470,228
Commercial real estate loan, held-for-sale	—	—
Other assets(A)	—	47,804
Total	$—	$1,518,032
Liabilities
Collateralized loan obligations	$—	$1,198,378
Deferred financing costs	—	(46)
Collateralized loan obligations, net	—	1,198,332
Other liabilities	—	2,548
Total	$—	$1,200,880

(A)    Includes $42.0 million of loan repayment proceeds held at servicer as of December 31, 2025.

The following table presents the components of net interest income of CLOs included in KREF’s Condensed Consolidated Statements of Income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Interest income	$9,139	$32,307	$53,437	$103,522
Interest expense	4,696	21,822	31,753	69,164
Net interest income	$4,443	$10,485	$21,684	$34,358

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)
Note 8. Consolidated Variable Interest Entities Assets and Liabilities, CMBS Trusts, at Fair Value

As of September 30, 2026, KREF owned CMBS B-Pieces with an outstanding principal balance of $49.3 million and an estimated fair value of $24.2 million.

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

The following table presents the assets and liabilities of the consolidated CMBS trusts:

	September 30, 2026	December 31, 2025
Assets
Commercial real estate loans, at fair value	$1,170,090	$502,751
Accrued interest receivable	6,286	2,479
Consolidated variable interest entities assets, CMBS trusts, at fair value	$1,176,376	$505,230
Liabilities
Commercial mortgage-backed securities, at fair value	$1,145,911	$493,680
Accrued interest payable	6,023	2,380
Consolidated variable interest entities liabilities, CMBS trusts, at fair value	$1,151,934	$496,060

The following table presents the change in net assets of the consolidated CMBS trusts:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net interest income	$786	$293	$1,963	$334
Unrealized gain (loss)	62	54	160	54
Change in net assets of consolidated variable interest entities, CMBS trusts	$848	$347	$2,123	$388

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

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)
Concentration of Credit Risk — The following tables present the geographies and property types of collateral underlying the consolidated CMBS trusts, as a percentage of the collateral outstanding principal amounts:

	September 30, 2026	December 31, 2025		September 30, 2026	December 31, 2025
Geography			Collateral Property Type
New York	39.7%	46.2%	Retail	27.9%	24.1%
California	14.8	17.4	Office	23.4	26.6
Arizona	8.7	5.1	Self-Storage	15.2	1.8
Maryland	7.2	9.9	Multifamily	12.4	11.7
Oregon	4.1	10.0	Mixed Use	10.3	13.0
Florida	3.2	1.4	Co-op	9.2	22.8
North Carolina	2.8	2.2	Hospitality	1.1	—
Texas	2.8	—	Manufactured Housing	0.5	—
Pennsylvania	2.3	—	Total	100.0%	100.0%
Ohio	1.7	1.0
Wisconsin	1.6	—
Tennessee	1.2	1.2
Massachusetts	1.2	—
Virginia	1.1	—
Missouri	1.1	—
Other	6.5	5.6
Total	100.0%	100.0%

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)
Note 9. Other Assets and Liabilities

The following tables present the components of KREF's other assets and other liabilities as of September 30, 2026 and December 31, 2025, respectively:

	September 30, 2026	December 31, 2025
Other assets
Restricted cash	$3,419	$2,721
Loan principal repayments held by a servicer	53,356	74,279
Accrued interest receivable	22,464	25,199
Assets related to real estate owned, held-for-investment	8,592	2,720
Deferred financing cost, Revolver	4,929	5,887
Foreign currency forward contracts	1,378	—
Other	4,904	2,043
Total	$99,042	$112,849
Other liabilities
Dividends payable	$5,703	$16,092
Accrued interest payable	11,063	12,893
Liabilities related to real estate owned, held-for-investment	9,611	5,342
Allowance for credit losses on unfunded commitments	1,105	2,201
Foreign currency forward contracts	933	1,265
Other	2,742	1,676
Total	$31,157	$39,469

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

The following table presents the outstanding derivative financial instruments as of September 30, 2026:

	September 30, 2026
Derivative Type	Number of Contracts	Notional Amount	Maturity	Weighted Average Maturity (Years)
Forward Contracts - GBP	5	£63,481	February 2029 - November 2029	2.5
Forward Contracts - EUR	6	€40,786	April 2028 - November 2029	2.5

The following table presents the outstanding derivative financial instruments as of December 31, 2025:

	December 31, 2025
Derivative Type	Number of Contracts	Notional Amount	Maturity	Weighted Average Maturity (Years)
Forward Contracts - GBP	2	£28,358	May 2029 - November 2029	3.4
Forward Contracts - EUR	2	€24,746	September 2028 - November 2029	3.3

KREF has not designated any of its derivative instruments as hedges as defined under ASC 815; accordingly, changes in the fair value of these derivative instruments are recognized in the Condensed Consolidated Statements of Income. The following table presents the effect of the derivative financial instruments on the Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2026:

		Three Months Ended September 30,		Nine Months Ended September 30,
	Location of Gain (Loss) Recognized	2026	2025	2026	2025
Realized gain (loss) on derivative instruments	Gain (loss) on foreign currency forward contracts	$(5)	$—	$1,090	$—
Unrealized gain (loss) on derivative instruments	Gain (loss) on foreign currency forward contracts	85	—	1,573	—
Forward points on derivative instruments(A)	Gain (loss) on foreign currency forward contracts	61	—	137	—
Total		$141	$—	$2,800	$—

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

Consolidated Variable Interest Entities, CLOs

KREF consolidated CLOs when it determined that CLO issuers, wholly-owned subsidiaries of KREF, were VIEs and that KREF was the primary beneficiary of such VIEs (Note 7). Management considered KREF to be the primary beneficiary of the CLO issuers as KREF had the ability to control the most significant activities of the CLO issuers, the obligation to absorb losses, and the right to receive benefits of the CLOs through the subordinate interests the CLO issuers owned. As of September 30, 2026, KREF had completed the full redemption of its KREF 2021-FL2 and KREF 2022-FL3 CLOs.

Consolidated Real Estate Owned Joint Ventures

Portland, OR Retail / Redevelopment — In December 2021, KREF took title to a Portland retail property and contributed a portion of the REO asset to a REO JV with a JV Partner, where KREF had a 90% interest and the JV Partner had a 10% interest. Management determined the REO JV to be a VIE as the REO JV has insufficient equity-at-risk and concluded that KREF is the primary beneficiary of the REO JV as KREF holds decision-making power over the activities that most significantly impact the economic performance and has the obligation to absorb losses, or the right to receive benefits, that could be potentially significant to the REO JV. As of September 30, 2026, KREF had a priority of distributions up to $84.9 million before the JV Partner can participate in the economics of the REO JV.

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

Equity Method Investments

The following table presents the equity method investments as of September 30, 2026 and December 31, 2025:

Equity Method Investments	September 30, 2026	December 31, 2025
Equity method investment, real estate assets	$224,677	$96,798
Equity method investment, CMBS B-Pieces	34,120	35,424
Equity method investment, unconsolidated entity	14,566	15,110
Total	$273,363	$147,332

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

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)
Boston, MA Life Science — In June 2026, KREF and an unaffiliated third party took title to a Boston life science property through a DIL and contributed the property to a newly formed joint venture. KREF and the third party each held a 50% economic interest and shared decision-making. KREF accounted for its investment in the joint venture under the equity method of accounting and recorded the investment based on KREF's share of the estimated fair value of the joint venture’s net assets.

Equity Method Investment, CMBS B-Pieces

As of September 30, 2026, KREF held a 3.5% interest in RECOP I, an unconsolidated VIE of which KREF is not the primary beneficiary. The aggregator vehicle in which KREF invests is controlled and advised by affiliates of the Manager. RECOP I primarily acquired junior tranches of CMBS newly issued by third parties. KREF will not pay any fees to RECOP I, but KREF bears its pro rata share of RECOP I's expenses. KREF reported its share of the net asset value of RECOP I in its Condensed Consolidated Balance Sheets, presented as “Equity method investments” and its share of net income, presented as “Income (loss) from equity method investments” in the Condensed Consolidated Statements of Income.

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

Common Stock — As of September 30, 2026, there were 57,027,286 common shares issued and outstanding, which included 1,523,273 net shares of common stock issued in connection with cumulative vested restricted stock units.

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

During the nine months ended September 30, 2026, KREF repurchased 7,365,225 shares of its common stock under the repurchase program at an average price per share of $6.78 for a total of $50.0 million. During the nine months ended September 30, 2026, KREF retired 8,486,168 shares of its common stock. As of September 30, 2026, KREF had $25.8 million of remaining capacity to repurchase shares under the program.

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

During the nine months ended September 30, 2026, KREF did not issue or sell any shares of common stock under the ATM. As of September 30, 2026, $93.2 million remained available for issuance under the ATM.

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

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)
Dividends — During the nine months ended September 30, 2026 and 2025, KREF's board of directors declared the following dividends on shares of its common stock:

			Amount
Declaration Date	Record Date	Payment Date	Per Share	Total
2026
March 11, 2026	March 31, 2026	April 15, 2026	$0.25	$16,069
April 22, 2026	June 30, 2026	July 15, 2026	0.10	5,858
September 18, 2026	September 30, 2026	October 15, 2026	0.10	5,703
				$27,630
2025
March 14, 2025	March 31, 2025	April 15, 2025	$0.25	$16,956
June 10, 2025	June 30, 2025	July 15, 2025	0.25	16,419
September 11, 2025	September 30, 2025	October 15, 2025	0.25	16,307
				$49,682

During the nine months ended September 30, 2026 and 2025, KREF's board of directors declared the following dividends on shares of its Series A Preferred Stock:

			Amount
Declaration Date	Record Date	Payment Date	Per Share	Total
2026
January 30, 2026	February 27, 2026	March 13, 2026	$0.41	$5,326
April 14, 2026	May 29, 2026	June 15, 2026	0.41	5,326
July 16, 2026	August 28, 2026	September 15, 2026	0.41	5,326
				$15,978
2025
January 31, 2025	February 28, 2025	March 14, 2025	$0.41	$5,326
April 21, 2025	May 30, 2025	June 13, 2025	0.41	5,326
July 17, 2025	August 29, 2025	September 15, 2025	0.41	5,326
				$15,978

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)
Note 13. Stock-based Compensation

KREF is externally managed by the Manager and does not currently have any employees. However, as of September 30, 2026, certain individuals employed by the Manager and affiliates of the Manager and certain members of KREF's board of directors were compensated, in part, through the issuance of stock-based awards.

The KKR Real Estate Finance Trust Inc. 2025 Omnibus Incentive Plan was adopted on April 25, 2025 (the "Incentive Plan") and replaced the Amended and Restated KKR Real Estate Finance Trust Inc. 2016 Omnibus Incentive Plan (the "Prior Plan"). Outstanding awards previously granted under the Prior Plan as of the date of approval by KREF's stockholders of the Incentive Plan remain outstanding pursuant to the terms of the Prior Plan. However, following the approval of the Incentive Plan, no new awards will be made under the Prior Plan.
Under the Incentive Plan, a total of 2,750,000 shares of common stock will be available for awards to certain members of KREF’s board of directors and employees of the Manager or its affiliates, none of whom are KREF employees. No awards may be granted under the Incentive Plan on or after April 25, 2035. The Incentive Plan will continue to apply to awards granted prior to such date. During the nine months ended September 30, 2026 and 2025, 83,455 and 61,935 restricted stock unit (“RSU”) awards were granted to KREF's directors and employees of the Manager or its affiliates under the Incentive Plan and the Prior Plan, respectively.

RSUs awarded to employees of the Manager or its affiliates, generally vest over three consecutive one-year periods and awards to certain members of KREF's board of directors generally vest over a one-year period, pursuant to the terms of the respective award agreements and the terms of the Incentive Plan. All outstanding RSU awards were entitled to nonforfeitable dividends during the vesting periods, at the same rate as those declared on the common stock. As of September 30, 2026, 2,244,174 shares of common stock remained available for awards under the Incentive Plan.

The following table summarizes the activity in KREF’s outstanding RSUs and the weighted-average grant date fair value per RSU:

	Restricted Stock Units	Weighted Average Grant Date Fair Value Per RSU(A)
Unvested as of December 31, 2025	1,295,796	$10.14
Granted	83,455	6.59
Vested	(61,935)	8.88
Forfeited / cancelled	(37,669)	11.11
Unvested as of September 30, 2026	1,279,647	$9.94

(A)    The grant-date fair value is based upon the closing price of KREF’s common stock at the date of grant.

KREF expects the unvested RSUs outstanding to vest during the following years:

Year	Restricted Stock Units
2026	590,529
2027	483,869
2028	205,249
Total	1,279,647

KREF recognizes the compensation cost of RSUs awarded to employees of the Manager, or one or more of its affiliates, on a straight-line basis over the awards’ term at their grant date fair value, consistent with the RSUs awarded to certain members of KREF's board of directors.

During the three and nine months ended September 30, 2026, KREF recognized $1.9 million and $5.6 million, respectively, of stock-based compensation expense included in “General and administrative” expense in the Condensed Consolidated Statements of Income. During the three and nine months ended September 30, 2025, KREF recognized $2.2 million and $6.4 million, respectively, of stock-based compensation expense included in “General and administrative” expense in the Condensed Consolidated Statements of Income. As of September 30, 2026, there was $6.0 million of total unrecognized stock-based

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)
compensation expense related to unvested share-based compensation arrangements. This cost is expected to be recognized over a weighted average period of 0.7 years.

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

During the nine months ended September 30, 2026, 37,161 vested RSUs were deferred under the Deferral Plan. As of September 30, 2026, there were 433,050 DSUs outstanding.

Participating Securities' Share in Earnings — During the nine months ended September 30, 2026 and 2025, KREF declared $0.7 million and $1.1 million, respectively, of nonforfeitable dividends on unvested RSUs and outstanding DSUs. Such nonforfeitable dividends were deducted from “Retained earnings (Accumulated deficit)” in the Condensed Consolidated Statement of Changes in Equity.

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

For the nine months ended September 30, 2026, and 2025, 45,653 and 154,449, weighted average unvested RSUs, respectively, were excluded from the calculation of diluted EPS because the effect was anti-dilutive.

The following table illustrates the computation of basic and diluted EPS for the three and nine months ended September 30, 2026 and 2025:

	Three months ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Earnings
Net Income (Loss)	$(919)	$13,778	$(173,414)	$(20,809)
Less: Preferred stock dividends	5,326	5,326	15,978	15,978
Less: Participating securities' share in earnings	172	373	700	1,109
Net income (loss) attributable to common stockholders, basic and diluted	$(6,417)	$8,079	$(190,092)	$(37,896)

Shares
Weighted average common shares outstanding	57,215,600	65,636,805	61,151,991	67,041,089
Add: Weighted average deferred stock units	433,050	239,922	417,260	226,299
Diluted weighted average common shares outstanding	57,648,650	65,876,727	61,569,251	67,267,388

Net income (loss) attributable to common stockholders, per:
Basic and diluted common share	$(0.11)	$0.12	$(3.09)	$(0.56)

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)
Note 15. Commitments and Contingencies

As of September 30, 2026, KREF was subject to the following commitments and contingencies:

Litigation — From time to time, KREF may be involved in various claims and legal actions arising in the ordinary course of business. KREF establishes an accrued liability for legal proceedings only when those matters present loss contingencies that are both probable and reasonably estimable.

As of September 30, 2026, KREF was not involved in any material legal proceedings regarding claims or legal actions against KREF.

Indemnifications — In the normal course of business, KREF enters into contracts that contain a variety of representations and warranties that provide general indemnifications and other indemnities relating to contractual performance. In addition, certain KREF subsidiaries have provided certain indemnities relating to environmental and other matters and have provided nonrecourse carve-out guarantees for fraud, willful misconduct and other customary wrongful acts, each in connection with the financing of certain real estate investments that KREF has made. KREF’s maximum exposure under these arrangements is unknown as this would involve future claims that may be made against KREF that have not yet occurred. However, KREF expects the risk of material loss to be low.

In connection with the Company's real estate owned in West Hollywood, CA, the Company has provided an indemnity supporting $2.2 million of surety bonds securing certain condo-related obligations. The Company does not believe a loss under the indemnity is probable, and accordingly, no liability has been recorded.

Capital Commitments — As of September 30, 2026, KREF had future funding commitments of $261.9 million related to its investments in commercial real estate loans. These future funding commitments primarily relate to construction projects, capital improvements, tenant improvements and leasing commissions. Generally, funding commitments are subject to certain conditions that must be met, such as customary construction draw certifications, minimum credit metrics or executions of new leases before advances are made to the borrower.

In January 2017, KREF committed $40.0 million to invest in an aggregator vehicle alongside RECOP I. The two-year investment period for RECOP I ended in April 2019. As of September 30, 2026, KREF had a remaining commitment of $4.3 million to RECOP I.

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

Adjusted equity generally represents the proceeds received by KREF and its subsidiaries from equity issuances, without duplication and net of offering costs, and distributable earnings, reduced by distributions, equity repurchases, and incentive compensation paid. Distributable earnings generally represent the net income, or loss, attributable to equity interests in KREF and its subsidiaries, without duplication, as well as realized losses not otherwise included in such net income, or loss, excluding non-cash equity compensation expense, incentive compensation, depreciation and amortization and unrealized gains or losses, from and after the effective date to the end of the most recently completed calendar quarter. KREF's board of directors, after majority approval by its independent directors, may also exclude one-time events pursuant to changes in GAAP and certain material non-cash income or expense items from distributable earnings. For purposes of calculating incentive compensation, adjusted equity excludes: (i) the effects of equity issued by KREF and its subsidiaries that provides for fixed distributions or other debt characteristics and (ii) the unrealized provision for (reversal of) credit losses.

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

Related Party Services

In connection with the various financing arrangements and ATM, and in consideration for its services as a structuring and placement agent, KKR Capital Markets LLC ("KCM"), an affiliate of KKR, is entitled to receive structuring fees generally based on a contractual percentage of the respective financing provided under each facility and commissions for the shares of KREF common stock that KCM sells.

KREF has entered into various agreements with K-Star Asset Management LLC (“K-Star”), an affiliate of KKR, in connection with KREF's investments, including but not limited to due diligence and value-add services. Under the agreements, K-Star is entitled to receive certain fees in consideration for its services.

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)
The following table summarizes the fees incurred in connection with the Management Agreement and various related party services:

		Three Months Ended September 30,		Nine Months Ended September 30,
		2026	2025	2026	2025
Manager	Management fees	$5,092	$5,619	$15,985	$17,153
Manager	Expense reimbursements	1,785	1,073	5,042	3,701
KCM	Structuring fees	1,473	1,604	1,574	6,655
K-Star	Diligence and servicing fees	185	124	319	319
Total		$8,535	$8,420	$22,920	$27,828

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

Consolidated CMBS Trusts

KREF and a KKR affiliate invested in securities issued by CMBS trusts controlled and consolidated by KREF (Note 8). As of September 30, 2026, the CMBS securities held by the KKR affiliate had a fair value of $63.2 million and was presented within "Consolidated variable interest entities liabilities, CMBS trusts, at fair value" on the Condensed Consolidated Balance Sheets.

Co-Borrowing Financing Facilities

In June 2025, KREF, through a wholly owned subsidiary ("KREF Borrower"), and a KKR affiliate, through a wholly owned subsidiary ("Other KKR Borrower"), entered into a term lending financing facility with a financial institution ("KREF Lending XVI Facility"). Currently the facility is collateralized by two loan investments, but could be expanded in the future to include more loan investments. In such event, all loan investments thereunder would be cross-collateralized. An affiliate of KREF Borrower ("KREF Guarantor") guarantees the obligations of KREF Borrower, and an affiliate of Other KKR Borrower guarantees the obligations of Other KKR Borrower, with each respective guarantor's liability capped at its respective borrower's share of the KREF Lending XVI Facility. As of September 30, 2026, KREF’s share of the outstanding financing principal was 50%, or $172.5 million.

In April 2026, KREF, through a wholly owned subsidiary, and a KKR affiliate, through a wholly owned subsidiary, entered into an asset specific loan-on-loan financing facility with a financial institution ("KREF Lending XX - EUR Facility"). The facility is secured by the borrowers' interests in a single underlying loan collateralized by a portfolio of multifamily properties. As of September 30, 2026, KREF’s share of the outstanding financing principal was 26.7%, or $111.7 million.

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)
Note 17. Fair Value of Financial Instruments

The carrying values and fair values of KREF’s financial assets and liabilities recorded at fair value on a recurring basis, as well as other financial instruments not carried at fair value, as of September 30, 2026, were as follows:

				Fair Value
	Principal Balance	Amortized Cost	Carrying Value	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$165,883	$165,883	$165,883	$165,883	$—	$—	$165,883
Commercial real estate loans, held-for-investment, net	3,151,502	3,137,554	2,950,118	—	—	2,963,406	2,963,406
Consolidated variable interest entities assets, CMBS trusts, at fair value	1,216,495	1,252,153	1,170,090	—	—	1,170,090	1,170,090
Investments in CMBS securities	26,800	26,800	26,800	—	—	26,800	26,800
Foreign currency forward contracts(A)	1,378	1,378	1,378	—	1,378	—	1,378
Total	$4,562,058	$4,583,768	$4,314,269	$165,883	$1,378	$4,160,296	$4,327,557
Liabilities
Secured financing agreements, net	$2,405,602	$2,397,405	$2,397,405	$—	$—	$2,397,405	$2,397,405
Secured term loan, net	641,875	629,168	629,168	—	624,628	—	624,628
Consolidated variable interest entities liabilities, CMBS trusts, at fair value	1,167,222	1,228,236	1,145,911	—	—	1,145,911	1,145,911
Foreign currency forward contracts(B)	933	933	933	—	933	—	933
Total	$4,215,632	$4,255,742	$4,173,417	$—	$625,561	$3,543,316	$4,168,877

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

(A)    Included within "Other liabilities" on the Condensed Consolidated Balance Sheets.

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)

The following table presents the activities of Level 3 financial assets and liabilities recorded at fair value:

	Consolidated variable interest entities assets, CMBS trusts, at fair value	Consolidated variable interest entities liabilities, CMBS trusts, at fair value	Net
Balance as of December 31, 2025	$505,230	$496,060	$9,170
Purchases and repayments
Purchases	14,950	—	14,950
Consolidation of CMBS trust	751,378	751,378	—
Repayments	(2,778)	(2,778)	—
Gains (losses) included in net income
Unrealized gain (loss) included in change in net assets of consolidated variable interest entities, CMBS trusts	(96,209)	(96,369)	160
Other(A)	3,805	3,643	162
Balance as of September 30, 2026	$1,176,376	$1,151,934	$24,442

(A)     Primarily consists of changes in accrued interest.

Investments in CMBS Securities
Balance as of December 31, 2025	$—
Purchases and repayments
Purchases	26,800
Repayments	—
Gains (losses) included in net income
Unrealized gain (loss) on investments in CMBS securities	—
Balance as of September 30, 2026	$26,800

The following table contains the Level 3 inputs used to value assets and liabilities on a recurring and nonrecurring basis or where KREF discloses fair value as of September 30, 2026:

	Fair Value	Valuation Methodologies	Unobservable Inputs	Weighted Average(A)	Range
Assets
Commercial real estate loans	$2,963,406	Discounted cash flow	Discount margin	3.5%	2.3% - 5.5%
			Capitalization rate	12.0%	5.7% - 13.3%
			Discount rate	13.4%	13.0% - 13.6%
		Direct Capitalization	Capitalization Rate	5.7%	5.7%

Consolidated variable interest entities assets, CMBS trusts, at fair value	1,170,090	Discounted cash flow	Yield	6.7%	5.0% - 35.5%
			Duration (years)	6.7	1.5 - 7.3
Investments in CMBS securities	26,800		Yield	11.2%	10.7% - 11.7%
			Duration (years)	3.4	3.3 - 3.4

Liabilities
Consolidated variable interest entities liabilities, CMBS trusts, at fair value	$1,145,911	Discounted cash flow	Yield	6.7%	5.0% - 35.5%
			Duration (years)	6.7	1.5 - 7.3

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

Assets and Liabilities for Which Fair Value is Only Disclosed

KREF does not carry its secured financing agreements at fair value as management did not elect the fair value option for these liabilities. As of September 30, 2026, the fair value of KREF's financing facilities approximated their respective carrying value.

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

KREF consolidates subsidiaries that incur U.S. federal, state and local income taxes, based on the tax jurisdiction in which each subsidiary operates. There were no material deferred tax assets or liabilities as of September 30, 2026 and December 31, 2025.

KKR Real Estate Finance Trust Inc.
Notes to Condensed Consolidated Financial Statements
(amount in tables in thousands, except per share amounts)
Note 19. Subsequent Events

KREF evaluated subsequent events through the date the condensed consolidated financial statements were issued and determined that there were no subsequent events requiring disclosure.

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

Although the Federal Reserve lowered interest rates three times during 2024 and three times in 2025, the Federal Reserve raised interest rates in September 2026 and indicated the potential for additional increases before the end of calendar year 2026. Interest rates remain elevated and the timing, direction and extent of any future interest rate changes remain uncertain. Although higher interest rates will generally correlate to increases in our net income, increases in interest rates may adversely affect our existing borrowers and the cost of financing their properties and lead to nonperformance. Higher interest rates may also adversely impact real estate asset values and increase our interest expense, which expense may not be fully offset by any resulting increase in interest income.

Strategic Review

On July 21, 2026, we announced that our board of directors had established a strategic review committee to initiate a review of possible strategic alternatives for the Company to enhance shareholder value, which may include the sale of the Company or its assets, a merger or other strategic transaction, as well as the continuation of its business plan, as currently conducted or with modifications. There is no assurance that this exploration of strategic alternatives will result in any transaction or change in business plan. The Company has not set a definitive timetable for the completion of its review.

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

Earnings (Loss) Per Share and Dividends Declared

The following table sets forth the calculation of basic and diluted net income (loss) per share and dividends declared per share (amounts in thousands, except share and per share data):

	Three Months Ended
	September 30, 2026	June 30, 2026
Net income (loss) attributable to common stockholders	$(6,417)	$(121,794)
Weighted-average number of shares of common stock outstanding, basic and diluted	57,648,650	62,463,168
Net income (loss) per share, basic and diluted	$(0.11)	$(1.95)
Dividends declared per share	$0.10	$0.10

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

While Distributable Earnings excludes the impact of our unrealized provision for (reversal of) loan losses (includes unrealized losses on loans held-for-investment and loans held-for-sale), any loan losses are charged off and realized through Distributable Earnings when deemed non-recoverable. Non-recoverability is generally determined (i) upon the resolution of a loan (i.e. when the loan is repaid, fully or partially, sold, or, in the case of foreclosure, when the underlying asset is sold), or (ii) if, in our determination, it is nearly certain that all amounts due under a loan will not be collected.

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

We also use Distributable Earnings (before incentive compensation payable to our Manager) to determine the management and incentive compensation we pay our Manager. For its services to KREF, our Manager is entitled to a quarterly management fee equal to the greater of $62,500 or 0.375% of weighted average adjusted equity and quarterly incentive compensation equal to 20.0% of the excess of (a) the trailing 12-month Distributable Earnings (before incentive compensation payable to our Manager) over (b) 7.0% of the trailing 12-month weighted average adjusted equity (“Hurdle Rate”), less incentive compensation KREF already paid to the Manager with respect to the first three calendar quarters of such trailing 12-month period. For purposes of calculating incentive compensation under our Management Agreement, adjusted equity excludes: (i) the effects of equity issued that provides for fixed distributions or other debt characteristics and (ii) the unrealized provision for (reversal of) loan losses. The quarterly incentive compensation is calculated and paid in arrears with a three-month lag.

The following table provides a reconciliation of GAAP net income attributable to common stockholders to Distributable Earnings (amounts in thousands, except share and per share data):

	Three Months Ended		Three Months Ended
	September 30, 2026	Per Diluted Share(A)	June 30, 2026	Per Diluted Share(A)
Net Income (Loss) Attributable to Common Stockholders	$(6,417)	$(0.11)	$(121,794)	$(1.95)
Adjustments
Non-cash equity compensation expense	1,876	0.03	1,899	0.03
Depreciation and amortization	1,970	0.03	1,564	0.03
Unrealized (gain) loss on investments	(369)	(0.01)	1,675	0.03
Unrealized (gain) loss on foreign currency translation	347	0.01	(2,547)	(0.04)
Unrealized (gain) loss on foreign currency forward contracts	(85)	—	5,333	0.09
Net unrealized and realized loan losses	6,605	0.11	119,839	1.92
(Gain) loss on sale of real estate owned	(211)	—	—	—
Expenses related to strategic review	1,462	0.03	—	—
Distributable Earnings before realized gains (losses) and strategic review expenses	$5,178	$0.09	$5,969	$0.10
Realized loss on loan write-offs	(155,888)	(2.70)	(42,337)	(0.68)
Realized gain on sale of real estate owned	211	—	—	—
Expenses related to strategic review	$(1,462)	(0.03)	—	—
Distributable Earnings (Loss)	$(151,961)	$(2.64)	$(36,368)	$(0.58)
Diluted weighted average common shares outstanding	57,648,650		62,463,168

(A)    Per share amounts presented may not foot due to rounding.

Book Value Per Share

We believe that book value per share is helpful to stockholders in evaluating the growth of our company.

The following table calculates our book value per share (amounts in thousands, except share and per share data):

	September 30, 2026	December 31, 2025
KKR Real Estate Finance Trust Inc. stockholders' equity	$910,234	$1,172,550
Series A preferred stock (liquidation preference of $25.00 per share)	(327,750)	(327,750)
Common stockholders' equity	$582,484	$844,800

Shares of common stock issued and outstanding at period end	57,027,286	64,367,737
Add: Deferred stock units	433,050	395,889
Total shares outstanding at period end	57,460,336	64,763,626

Book Value Per Share	$10.14	$13.04

Book value as of September 30, 2026 included the impact of accumulated depreciation of $11.4 million, or ($0.20) per share. As of September 30, 2026, our undepreciated book value per share was $10.34.

Our Portfolio

We have established a $3,904.5 million portfolio of diversified investments, consisting primarily of senior commercial real estate loans as of September 30, 2026.

As of September 30, 2026, the average risk rating of our loan portfolio was 3.2, weighted by loan outstanding principal. As of September 30, 2026, the average loan commitment in our portfolio was $92.3 million and multifamily and industrial loans comprised 57% of our loan portfolio.

In addition, we owned Real Estate Assets with an investment amount of $653.1 million, comprised of the acquired properties (directly or indirectly) and capitalized costs, as of September 30, 2026. These properties are reflected on our Condensed Consolidated Balance Sheets.

We have executed on our primary investment strategy of originating floating-rate transitional senior loans and we expect that our originations will be heavily weighted toward floating-rate loans. As of September 30, 2026, substantially all of our loans by outstanding principal earned a floating rate of interest. We expect the majority of our future investment activity to focus on originating floating-rate senior loans that we finance with our repurchase and other financing facilities. As of September 30, 2026, all of our investments were located in the United States and Europe.

The following charts illustrate the diversification and composition of our loan portfolio as of September 30, 2026, based on type of investment, interest rate, underlying property type, geographic location, vintage and LTV:

Loan Portfolio[A]

Investment Type

Senior Loans
100%

Interest Rate Type

Fixed
2%
Floating
98%

Property Type

Hospitality
5%
Other(C)
3%
Life Science(B)
11%
Multifamily
39%
Industrial
18%
Office
24%

Geography

GA
4%
Other
15%
CA
11%
ESP
5%
NC
11%
NV
5%
U.K.
10%
MA
5%
FL
10%
MN
6%
D.C.
9%
TX
9%

Original Vintage

2017
6%
2019
3%
2026
15%
2021
27%
2025
28%
2022
20%
2024
<1%

LTV[D]

75-80%
13%
<60%
32%
70-75%
34%
60-65%
12%
65-70%
9%

(A)    Charts are based on outstanding principal of our commercial real estate loans. Excludes fully written off loans, loans held in CMBS investments, and equity method investment, unconsolidated entity.
(B)    We classify a loan as life science if more than 50% of the gross leasable area is leased to, or will be converted to, life science-related space.
(C)    "Other" property type includes Senior Housing (3%) and Mixed Use (<1%).
(D)    LTV is generally based on the initial loan amount divided by the as-is appraised value as of the date the loan was originated. Weighted average LTV excludes risk-rated 5 loans.

The following table details our quarterly loan activity (amounts in thousands):

	Three Months Ended
	September 30, 2026	June 30, 2026	March 31, 2026	December 31, 2025
Loan originations	$157,000	$348,607	$179,694	$424,403

Loan fundings	$157,864	$359,420	$197,895	$425,722
Loan repayments and other resolutions(A)	(1,349,545)	(806,583)	(415,372)	(379,936)
Net fundings	(1,191,681)	(447,163)	(217,477)	45,786
Payment-in-kind ("PIK") interest	—	—	—	322
Net write-offs	(155,888)	(42,337)	(17,292)	—
Transfer to REO	—	(125,609)	—	—
Gain (loss) on foreign currency translation	(1,307)	(3,158)	(8,151)	5,344
Total activity	$(1,348,876)	$(618,267)	$(242,920)	$51,452

(A)    Includes a $182.5 million loan assignment in full satisfaction of secured financing.

The following table details overall statistics for our loan portfolio as of September 30, 2026 (amounts in thousands):

	Outstanding Principal
	Total	Floating Rate Loans	Fixed Rate Loans(A)
Number of loans(B)	37	37	—
Principal balance	$3,151,502	$3,077,102	$74,400
Amortized cost	3,137,554	3,063,154	74,400
Unfunded loan commitments	261,889	256,889	5,000
Weighted average cash coupon(C)	6.7%	+ 2.9%	*
Weighted average all-in yield(C)	7.0%	+ 3.2%	*
Weighted average maximum maturity (years)(D)	2.4	2.4	—
Weighted average LTV(E)	65%	65%	n.a.

*    Rounds to zero
(A)    Represents a mezzanine loan with a commitment of $79.4 million accompanying a senior loan. $74.4 million of loan principal was funded and on nonaccrual status as of September 30, 2026. Refer to Note 3 to our condensed consolidated financial statements for additional information.
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

The table below sets forth additional information relating to our portfolio as of September 30, 2026 (amounts in millions):

	Investment(A)	Location	Property Type	Investment Date	Total Whole Loan(B)	Committed Principal/Investment Amount	Outstanding Principal/ Investment Amount	Net Equity(C)	Coupon(D)(E)		Max Remaining Term (Years)(D)(F)	Loan/Investment Per SF / Unit / Key(G)	Origination LTV(D)(H)	Risk Rating
	Senior Loans
1	Senior Loan	Minneapolis, MN	Office	11/13/2017	199.4	199.4	194.4	190.1	+	2.3	—	$182 / SF	n.a.	5
2	Senior Loan	Washington, D.C.	Office	11/9/2021	181.0	181.0	180.5	72.3	+	3.4	1.2	$503 / SF	55	3
3	Senior Loan	Various, United Kingdom	Industrial	3/5/2026	428.8	180.3	174.1	46.5	+	2.6	4.6	$73 / SF	72	3
4	Senior Loan	Various, Spain	Multifamily	4/29/2026	559.2	149.3	129.7	16.8	+	2.9	4.6	$98,578 / unit	49	3
5	Senior Loan	Redwood City, CA	Life Science	9/30/2022	580.9	145.2	113.6	29.6	+	4.5	1.0	$886 / SF	53	3
6	Senior Loan	Various, United Kingdom	Industrial	11/19/2025	464.2	139.3	139.3	33.8	+	2.8	4.1	$145 / SF	75	3
7	Senior Loan	Raleigh, NC	Industrial	6/24/2025	407.6	125.0	125.0	24.3	+	2.4	3.8	$152 / SF	71	3
8	Senior Loan	Dallas, TX	Office	11/7/2025	228.2	114.1	99.4	20.7	+	3.2	4.1	$394 / SF	52	3
9	Senior Loan	Chicago, IL	Office	7/15/2019	105.0	105.0	90.7	61.2	+	2.3	1.9	$87 / SF	n.a.	5
10	Senior Loan	Las Vegas, NV	Multifamily	12/28/2021	101.1	101.1	101.1	20.1	+	2.8	0.3	$191,460 / unit	61	3
11	Senior Loan	Washington, D.C.	Office	1/13/2022	228.5	100.0	100.0	15.1	+	3.3	1.4	$365 / SF	55	3
12	Senior Loan	Cambridge, MA	Life Science	12/22/2021	341.3	98.4	66.4	16.4	+	3.7	4.3	$912 / SF	51	3
13	Senior Loan	Cary, NC	Multifamily	11/21/2022	95.3	95.3	95.3	21.0	+	3.4	1.2	$244,275 / unit	63	3
14	Senior Loan	Jersey City, NJ	Multifamily	10/9/2025	190.0	95.0	95.0	18.4	+	2.5	4.0	$455,635 / unit	76	3
15	Senior Loan	Orlando, FL	Multifamily	12/14/2021	94.9	94.9	94.9	25.0	+	3.1	0.3	$250,396 / unit	74	3
16	Senior Loan	Boston, MA	Industrial	6/28/2022	259.4	90.9	90.8	19.4	+	2.7	1.8	$195 / SF	52	3
17	Senior Loan	San Carlos, CA	Life Science	2/1/2022	139.7	89.1	78.4	23.8	+	1.0	1.1	$532 / SF	68	3
18	Senior Loan	Brisbane, CA	Life Science	7/22/2021	88.3	88.3	80.8	24.1	+	3.4	1.9	$698 / SF	71	3
19	Senior Loan	North Palm Beach, FL	Multifamily	5/22/2025	85.7	85.7	85.4	16.6	+	2.3	3.7	$341,600 / unit	72	3
20	Senior Loan	Various, US	Senior Housing	7/15/2026	265.0	79.5	79.5	15.2	+	2.3	4.8	$390,280 / unit	65	3
21	Senior Loan	Philadelphia, PA	Mixed Use	6/28/2024	77.7	77.7	24.4	24.4	+	4.0	2.8	$75 / SF	72	3
22	Senior Loan	Frisco, TX	Office	9/28/2026	155.0	77.5	58.0	13.9	+	3.0	5.0	$293 / SF	60	3
23	Senior Loan	Various, Europe	Hospitality	12/2/2025	346.1	76.8	73.6	17.8	+	3.0	4.4	$70,584 / key	70	3
24	Senior Loan	Nashville, TN	Hospitality	1/6/2025	75.8	75.8	75.0	14.7	+	3.3	3.3	$326,087 / key	64	3
25	Senior Loan	Delray Beach, FL	Multifamily	3/26/2025	73.0	73.0	73.0	14.4	+	2.3	3.5	$257,042 / unit	71	3
26	Senior Loan	Melville, NY	Multifamily	7/25/2025	142.1	71.1	31.8	9.4	+	3.9	3.9	$475,251 / unit	55	3
27	Senior Loan	Hollywood, FL	Multifamily	12/20/2021	71.0	71.0	71.0	15.7	+	2.8	0.3	$287,449 / unit	74	3
28	Senior Loan	Denver, CO	Multifamily	9/14/2021	70.3	70.3	70.3	14.1	+	2.8	0.1	$290,496 / unit	78	3
29	Senior Loan	Charlotte, NC	Multifamily	12/14/2021	63.3	63.3	61.0	12.2	+	3.1	0.3	$165,690 / unit	74	3
30	Senior Loan	Atlanta, GA	Multifamily	9/16/2025	60.8	60.8	60.8	11.9	+	2.4	4.0	$211,847 / unit	67	3
31	Senior Loan	Durham, NC	Multifamily	12/15/2021	59.5	59.5	58.4	24.4	+	2.8	1.3	$169,243 / unit	67	3
32	Senior Loan	San Antonio, TX	Multifamily	4/20/2022	56.4	56.4	56.4	18.5	+	2.7	0.6	$164,950 / unit	79	3
33	Senior Loan	Atlanta, GA	Multifamily	12/10/2021	51.4	51.4	51.4	13.0	+	3.0	0.3	$170,197 / unit	67	3
34	Senior Loan	Reno, NV	Industrial	4/28/2022	140.4	50.5	50.5	11.4	+	2.7	0.6	$117 / SF	74	3
35	Senior Loan	Carrollton, TX	Multifamily	4/1/2022	43.7	43.7	43.7	43.7	+	2.9	0.1	$136,478 / unit	n.a.	5
36	Senior Loan	Various, U.S.	Multifamily	1/31/2025	69.6	41.7	41.7	10.9	+	3.0	3.4	$161,013 / unit	71	3
37	Senior Loan	Various, CA	Office	4/1/2026	72.5	36.3	36.3	7.0	+	2.6	4.5	$221 / SF	48	3
	Total/Weighted Average Senior Loans Unlevered				$6,671.8	$3,413.4	$3,151.5	$988.0	+	2.9%	2.4		65%	3.2

	Investment(A)	Location	Property Type	Investment Date	Total Whole Loan(B)	Committed Principal/Investment Amount	Outstanding Principal/ Investment Amount	Net Equity(C)	Coupon(D)(E)		Max Remaining Term (Years)(D)(F)	Loan/Investment Per SF / Unit / Key(G)	Origination LTV(D)(H)	Risk Rating
	Real Estate Assets
1	Real Estate Owned	Mountain View, CA	Office	6/28/2024	n.a.	$142.6	$142.6	$142.6		n.a.	n.a.	$461 / SF	n.a.
2	Equity Method Investment(I)	Boston, MA	Life Science	6/2/2026	n.a.	128.3	128.3	128.3		n.a.	n.a.	$516 / SF	n.a.
3	Equity Method Investment(J)	Seattle, WA	Life Science	6/28/2024	n.a.	96.4	96.4	70.4		n.a.	n.a.	$606 / SF	n.a.
4	Real Estate Owned	Portland, OR	Retail / Redevelopment	12/16/2021	n.a.	95.2	95.2	95.2		n.a.	n.a.	n.a.	n.a.
5	Real Estate Owned	West Hollywood, CA	Condo	4/15/2025	n.a.	93.4	93.4	44.0		n.a.	n.a.	$2,594,444 / unit	n.a.
6	Real Estate Owned	Raleigh, NC	Multifamily	8/12/2025	n.a.	72.6	72.6	32.6		n.a.	n.a.	$226,875 / unit	n.a.
7	Real Estate Owned	Philadelphia, PA	Office	12/22/2023	n.a.	24.6	24.6	24.6		n.a.	n.a.	$117 / SF	n.a.
	Total/Weighted Average Real Estate Assets					$653.1	$653.1	$537.7
	CMBS Investments
1	Equity Method Investment(K)	Various, U.S.	Various	2/13/2017	n.a.	$40.0	$34.1	$34.1		4.7%	2.7		58%
2	CMBS B-Pieces	Various, U.S.	Various	3/12/2026	n.a.	15.1	15.1	15.1		6.1	9.2		50
3	CMBS Investment	Kailua-Kona, HI	Hospitality	3/17/2026	n.a.	14.0	14.0	14.0	+	5.8	4.5		55
4	CMBS Investment	Dallas, TX	Mixed Use	2/20/2026	n.a.	12.8	12.8	12.8	+	6.8	4.4		62
5	CMBS B-Pieces	Various, U.S.	Various	6/18/2025	n.a.	9.3	9.3	9.3		5.9	8.5		42
	Total/Weighted Average CMBS Investments					$91.2	$85.3	$85.3		5.6%	5.0		55%
	Other Investments
1	Equity Method Investment(L)	Various, France	Industrial	10/10/2025	n.a.	14.6	14.6	14.6		n.a.	n.a.		n.a.
	Total/Weighted Average Other Investments					$14.6	$14.6	$14.6
	Grand Total / Weighted Average					$4,172.3	$3,904.5	$1,625.6		6.8%	2.4		65%	3.2

*    Numbers presented may not foot due to rounding.

(A)    Our total portfolio represents the current principal amount or investment amount on senior and mezzanine loans, real estate assets, CMBS investments and other investments. Excludes loans that were fully written off.
(B)    Total Whole Loan represents the total commitment of the entire loan originated, including participations by KKR affiliated entities. As of June 30, 2026, KKR's investment portfolio has less than 0.5% overlap with KREF's portfolio on a KKR AUM basis. Global Atlantic’s investment portfolio has less than 1% overlap with KREF's portfolio on a Global Atlantic AUM basis.
For Senior Loan 1, the total whole loan has an outstanding principal balance of $194.4 million, including (i) a fully funded senior mortgage loan of $120.0 million, at an interest rate of S+2.25% and (ii) a mezzanine note with a commitment of $79.4 million, of which $74.4 million was funded as of September 30, 2026, at a fixed interest rate of 4.5% PIK.
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
(G)    Loan Per SF / Unit / Key is based on the current principal amount divided by the current SF / Unit / Key. For Senior Loans 5, 12 and 26, Loan Per SF / Unit / Key is calculated as the total commitment amount of the loan divided by the proposed SF / Unit / Key.
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
(I)    Represents real estate assets held through a JV agreement between us and an unaffiliated third party. We hold a 50% economic interest in the real estate assets and share decision making with the third party under the JV agreement.
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
(L)    Represents our 50% economic interest in an affiliated company, which is invested in a senior mortgage loan that is collateralized by industrial properties located in France. The underlying senior mortgage loan with an outstanding principal balance of €65.2 million has a coupon of 2.8%, term to maturity of 2.8 years and LTV of 69%. The affiliated company's investment in the underlying senior mortgage loan is 80% financed with a funding cost of EURIBOR +1.6%. KREF does not have unilateral authority to direct the activities that most significantly impact the affiliated company's economic performance.

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

The following tables summarize the carrying value of the loan portfolio held-for-investment based on our internal risk ratings:

	September 30, 2026				December 31, 2025
Risk Rating	Number of Loans(A)	Carrying Value	Outstanding Principal	Outstanding Principal %	Number of Loans(A)	Carrying Value	Outstanding Principal	Outstanding Principal %
1	—	$—	$—	—%	—	$—	$—	—%
2	—	—	—	—	2	283,816	283,906	5
3	34	2,813,066	2,822,759	90	46	4,405,274	4,415,095	82
4	—	—	—	—	1	90,671	90,671	2
5	3	324,488	328,743	10	4	567,995	572,191	11
Total loan receivable	37	$3,137,554	$3,151,502	100%	53	$5,347,756	$5,361,863	100%
Allowance for credit losses		(187,436)				(201,924)
Loan receivable, net		$2,950,118				$5,145,832

(A)    Excludes fully written off loans.

In March 2026, we modified a risk-rated 5 senior life science loan located in Cambridge, MA, with an outstanding principal balance of $100.4 million. The terms of the modification included a $20.2 million principal repayment, and a restructure of the $80.2 million senior loan (after the $20.2 million repayment) into (i) a $62.9 million committed senior mortgage loan (with $35.5 million in unfunded commitment), and (ii) a $17.3 million subordinated note which is subordinate to a new $14.4 million sponsor interest. The restructured senior loan earns a coupon rate of S+3.7% and has a new term of five years. The $17.3 million subordinated note was deemed uncollectible and written off in March 2026. The loan modification was accounted for as a new loan for GAAP purposes. The restructured senior loan with an outstanding principal balance of $66.4 million was risk-rated 3 as of September 30, 2026.

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

Total Financing

Our financing arrangements include our term loan facility, term lending agreements, secured term loan, warehouse facility, asset specific financing, corporate revolving credit agreement ("Revolver"), non-consolidated senior interest (collectively “Non-Mark-to-Market Financing Sources”) and master repurchase agreements.

Our Non-Mark-to-Market Financing Sources, which accounted for 74% of our total financing as of September 30, 2026, are not subject to credit or capital markets mark-to-market provisions. The remaining 26% of our total financing, which is comprised of four master repurchase agreements, are only subject to credit marks.

We plan to expand and diversify our financing sources, especially those sources that provide non-mark-to-market financing, reducing our exposure to market volatility.

The following table summarizes our financing agreements (amounts in thousands):

		September 30, 2026				December 31, 2025
		Borrowings			Collateral	Borrowings
	Non-/Mark-to-Market	Maximum Facility Size(A)	Outstanding Principal	Available(B)	Outstanding Principal	Outstanding Principal
Master Repurchase Agreements	Mark-to-Credit	$1,447,995	$787,277	$22,717	$1,290,599	$1,220,707
Term Lending Agreements	Non-Mark-to-Market	1,167,807	706,725	2,905	909,653	771,823
Term Loan Facility	Non-Mark-to-Market	1,000,000	615,984	1,686	774,692	513,202
Warehouse Facility	Non-Mark-to-Market	250,000	—	—	—	—
Asset Specific Financing	Non-Mark-to-Market	253,322	195,616	6,933	244,973	365,318
Revolver	Non-Mark-to-Market	700,000	100,000	600,000	n.a.	—
Secured Term Loan	Non-Mark-to-Market	641,875	641,875	—	n.a.	646,750
Collateralized Loan Obligations	Non-Mark-to-Market	—	—	—	—	1,198,378
Total leverage		$5,460,999	$3,047,477	$634,241		$4,716,178

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

Each of our existing master repurchase facilities includes "credit mark-to-market" features. "Credit mark-to-market" provisions in repurchase facilities are designed to keep the lenders' credit exposure generally constant as a percentage of the underlying collateral value of the assets pledged as security to them. If the credit underlying collateral value decreases, the gross amount of leverage available to us will be reduced as our assets are marked-to-market, which would reduce our liquidity. The lender under the applicable repurchase facility sets the valuation and any revaluation of the collateral assets in its sole, good faith discretion. As a contractual matter, the lender has the right to reset the value of the assets at any time based on then-current market conditions, but the market convention is to reassess valuations on a monthly, quarterly and annual basis using the financial information delivered pursuant to the facility documentation regarding the real property, borrower and guarantor under such underlying loans. Generally, if the lender determines (subject to certain conditions) that the market value of the collateral in a repurchase transaction has decreased by more than a defined minimum amount, the lender may require us to provide additional collateral or lead to margin calls that may require us to repay all or a portion of the funds advanced. We closely monitor our liquidity and intend to maintain sufficient liquidity on our balance sheet in order to meet any margin calls in the event of any significant decreases in asset values. In addition, our existing master repurchase facilities are not entirely term-matched financings and may mature before our commercial real estate debt investments that represent underlying collateral to those financings. As we negotiate renewals and extensions of these liabilities, we may experience lower advance rates and higher pricing under the renewed or extended agreements.

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

Collateralized Loan Obligations

In 2021, we financed a pool of loan participations from our existing loan portfolio through a managed collateralized loan obligation ("CLO" or "KREF 2021-FL2") and, in 2022, we financed a pool of loan participations from our existing multifamily loan portfolio through a managed CLO ("KREF 2022-FL3"). The CLOs provided us with match-term financing on a non-mark-to-market and non-recourse basis.

During the three months ended September 30, 2026, we completed the full redemption of our 2021-FL2 and 2022-FL3 CLOs, resulting in the repayment of all outstanding CLO debt obligations associated with these transactions.

Covenants — Each of our repurchase facilities, term lending agreements, warehouse facility, asset specific financing, and our Revolver contain customary terms and conditions, including, but not limited to, negative covenants relating to restrictions on our operations with respect to our status as a REIT, and financial covenants, such as:

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

As of September 30, 2026, we were in compliance with the covenants of our financing facilities.

Non-Consolidated Senior Interests

In certain instances, we finance our loans through the non-recourse sale of a senior loan interest that is not included in our condensed consolidated financial statements. These non-consolidated senior interests provide structural leverage on a non-mark-to-market, match-term basis for our net investments, which are typically reflected in the form of mezzanine loans or other subordinate interests on our condensed consolidated balance sheets and in our condensed consolidated statement of income. We had no outstanding financing through non-consolidated senior interests as of September 30, 2026.

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

Real Estate Assets, Held-For-Investment

Portland, OR Retail / Redevelopment — In December 2021, we took title to a Portland retail property and recorded the property and its net assets on the Condensed Consolidated Balance Sheets based on the estimated fair value of acquired assets and assumed liabilities. We contributed a portion of the REO asset to a joint venture (the "REO JV") with a third party local developer (“JV Partner”), whereby we had a 90% interest and the JV Partner had a 10% interest. The JV Partner's interest in the property was presented within "Noncontrolling interests in equity of consolidated joint ventures" on the Condensed Consolidated Balance Sheets. As of September 30, 2026, we have a priority of distributions up to $84.9 million before the JV Partner can participate in the economics of the REO JV.

Mountain View, CA Office — In June 2024, we and a KKR affiliate took title to a Mountain View office property through a deed-in-lieu of foreclosure ("DIL") and we accounted for the property on a consolidated basis. Our interest and the KKR affiliate's interest in the property were 68.9% and 31.1%, respectively. We recorded the property and its net assets on the Condensed Consolidated Balance Sheets based on the estimated fair value of acquired assets and assumed liabilities. The KKR affiliate's interest in the property was presented within "Noncontrolling interests in equity of consolidated joint ventures" on the Consolidated Balance Sheets.

Raleigh, NC Multifamily — In August 2025, we took title to a Raleigh multifamily property and accounted for the property through an assignment-in-lieu of foreclosure ("AIL"). We recorded the property and its net assets on the Condensed Consolidated Balance Sheets based on the estimated fair value of acquired assets and assumed liabilities.

Real Estate Assets, Held-For-Sale

Philadelphia, PA Office — In December 2023, we took title to a Philadelphia office portfolio through a DIL and recorded the portfolio and its net assets on the Condensed Consolidated Balance Sheets based on the estimated fair value of acquired assets and assumed liabilities. Portions of the portfolio were sold in June 2024 and May 2025. As of September 30, 2026, there was one office property remaining.

West Hollywood, CA Condo — In April 2025, we took title to a West Hollywood multifamily property through an AIL. We recorded the property and its net assets on the Condensed Consolidated Balance Sheets based on the estimated fair value of acquired assets and assumed liabilities.

As of September 30, 2026, the Philadelphia, PA Office and West Hollywood, CA Condo properties met the criteria to be classified as held-for-sale under ASC 360. As such, depreciation and amortization on the properties and related lease intangibles were suspended.

Real Estate Asset, Equity Method Investments

Seattle, WA Life Science — In June 2024, we and a KKR affiliate took title to a Seattle life science property through a DIL under a Tenant-in-Common ("TIC") agreement. Under the TIC agreement, we and the KKR affiliate held an economic interest of 74.6% and 25.4%, respectively, and shared decision-making. Under ASC 970-810, we accounted for the TIC agreement as an undivided interest in the property and recorded an equity method investment based on our share of the estimated fair value of the property's net assets.

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

CMBS B-Pieces, Equity Method Investment

As of September 30, 2026, we held a 3.5% interest in RECOP I, an unconsolidated VIE of which we were not the primary beneficiary. The aggregator vehicle in which we invested is controlled and advised by affiliates of our Manager. RECOP I primarily acquired junior tranches of CMBS newly issued by third parties. We do not pay any fees to RECOP I, but we bear the pro rata share of RECOP I's expenses. We reported our share of the net asset value of RECOP I in our Condensed Consolidated Balance Sheets, presented as “Equity method investments” and our share of net income, presented as “Income (loss) from equity method investments” on the Condensed Consolidated Statements of Income.

Unconsolidated Entity, Equity Method Investment

In October 2025, we acquired a 50% economic interest in an affiliated company, which invested in a senior mortgage loan that is collateralized by industrial properties in France. The affiliated company's investment in the underlying senior mortgage loan is 80% financed, with a funding cost of EURIBOR +1.6%. We do not have unilateral authority to direct the activities that most significantly impact the affiliated company's economic performance. Accordingly, we reported the net investment value of the economic interest in our Condensed Consolidated Balance Sheets, presented as “Equity method investments” and our share of net income, presented as “Income (loss) from equity method investments” on the Condensed Consolidated Statements of Income.

Variable Interest Entity Liabilities

In connection with our investments in CMBS B-Pieces, we consolidated the CMBS trusts that hold the pools of senior loans underlying the CMBS because we determined such trusts are VIEs and we are the primary beneficiary of such VIEs. As a result of the consolidations, our financial statements include the liabilities of the consolidated CMBS trusts. However, the liabilities are not recourse to us, and our risk of loss is limited to the value of our investment in the related CMBS B-Pieces. See Note 8 to the consolidated financial statements for additional information on these liabilities as of September 30, 2026.

Results of Operations

Three Months Ended September 30, 2026 Compared to Three Months Ended June 30, 2026

The following table summarizes the changes in our results of operations for three months ended September 30, 2026 and June 30, 2026 (amounts in thousands, except per share data):

	Three Months Ended		Increase (Decrease)
	September 30, 2026	June 30, 2026	Dollars
Net Interest Income
Interest income	$70,235	$85,487	$(15,252)
Interest expense	55,658	67,305	(11,647)
Total net interest income	14,577	18,182	(3,605)

Other Income
Revenue from real estate owned operations	7,095	4,371	2,724
Income (loss) from equity method investments	1,021	(988)	2,009
Change in net assets of consolidated variable interest entities, CMBS trusts	848	836	12
Gain (loss) on foreign currency translation (includes unrealized gains (losses) of ($347) and $2,547, respectively)	(328)	1,526	(1,854)
Gain (loss) on foreign currency forward contracts (includes unrealized gains (losses) of $85 and ($5,333), respectively)	141	(4,194)	4,335
Gain on sale of real estate owned	211	—	211
Other miscellaneous income	985	1,214	(229)
Total other income	9,973	2,765	7,208

Operating Expenses
Provision for credit losses, net	1,381	75,088	(73,707)
Loss on commercial real estate loan, held-for-sale	5,224	44,751	(39,527)
Expenses from real estate owned operations	7,596	8,406	(810)
Management fee to related parties	5,092	5,382	(290)
General and administrative	6,031	4,653	1,378
Total operating expenses	25,324	138,280	(112,956)

Income (Loss) Before Income Taxes	(774)	(117,333)	116,559
Income tax expense	—	—	—
Net Income (Loss)	(774)	(117,333)	116,559
Net income (loss) attributable to noncontrolling interests	145	(978)	1,123
Net Income (Loss) Attributable to KKR Real Estate Finance Trust Inc. and Subsidiaries	(919)	(116,355)	115,436
Preferred stock dividends	5,326	5,326	—
Participating securities' share in earnings	172	113	59
Net Income (Loss) Attributable to Common Stockholders	$(6,417)	$(121,794)	$115,377

Net Income (Loss) Per Share of Common Stock
Basic and Diluted	$(0.11)	$(1.95)	$1.84
Weighted Average Number of Shares of Common Stock Outstanding
Basic and Diluted	57,648,650	62,463,168	(4,814,518)

Dividends Declared per Share of Common Stock	$0.10	$0.10	$—

Net Interest Income

Net interest income decreased by $3.6 million during the three months ended September 30, 2026, as compared to the preceding three-month period. This decrease was due to a reduction in portfolio size as a result of repayments and other resolutions and loans on nonaccrual status. We recorded $3.3 million of deferred loan fees and origination discounts accreted into interest income during the three months ended September 30, 2026, as compared to $2.6 million during the preceding period. In addition, we recorded $2.8 million of deferred financing costs amortization into interest expense during the three months ended September 30, 2026, consistent with the preceding period.

Other Income

Total other income increased by $7.2 million during the three months ended September 30, 2026, as compared to the preceding period. This increase was driven by the commencement of a lease at an REO property and current period gains on foreign forward contracts, partially offset by foreign currency translation losses.

Operating Expenses

Total operating expenses decreased by $113.0 million during the three months ended September 30, 2026, as compared to the preceding period. This decrease was primarily due to a change in the provision for credit losses, and a change in the loss on a commercial real estate loan, held-for-sale.

Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025

The following table summarizes the changes in our results of operations for the nine months ended September 30, 2026 and September 30, 2025 (amounts in thousands, except per share data):

	Nine Months Ended September 30,		Increase (Decrease)
	2026	2025	Dollars
Net Interest Income
Interest income	$251,628	$334,258	$(82,630)
Interest expense	192,680	247,412	(54,732)
Total net interest income	58,948	86,846	(27,898)

Other Income
Revenue from real estate owned operations	16,410	11,656	4,754
Income (loss) from equity method investments	690	(925)	1,615
Change in net assets of consolidated variable interest entities, CMBS trusts	2,123	388	1,735
Gain (loss) on foreign currency translation (includes unrealized gains (losses) of ($3,177) in 2026 and $0 in 2025)	(4,179)	—	(4,179)
Gain (loss) on foreign currency forward contracts (includes unrealized gains (losses) of $1,573 in 2026 and $0 in 2025)	2,800	—	2,800
Gain on sale of real estate owned	211	1,192	(981)
Other miscellaneous income	3,093	3,344	(251)
Total other income	21,148	15,655	5,493

Operating Expenses
Provision for credit losses, net	150,010	75,686	74,324
Loss on commercial real estate loan, held-for-sale	49,975	—	49,975
Expenses from real estate owned operations	24,124	18,954	5,170
Management fee to related parties	15,985	17,153	(1,168)
General and administrative	15,268	14,258	1,010
Total operating expenses	255,362	126,051	129,311

Income (Loss) Before Income Taxes	(175,266)	(23,550)	(151,716)
Income tax expense	—	—	—
Net Income (Loss)	(175,266)	(23,550)	(151,716)
Net income (loss) attributable to noncontrolling interests	(1,852)	(2,741)	889
Net Income (Loss) Attributable to KKR Real Estate Finance Trust Inc. and Subsidiaries	(173,414)	(20,809)	(152,605)
Preferred stock dividends	15,978	15,978	—
Participating securities' share in earnings	700	1,109	(409)
Net Income (Loss) Attributable to Common Stockholders	$(190,092)	$(37,896)	$(152,196)

Net Income (Loss) Per Share of Common Stock
Basic and Diluted	$(3.09)	$(0.56)	$(2.53)
Weighted Average Number of Shares of Common Stock Outstanding
Basic and Diluted	61,569,251	67,267,388	(5,698,137)

Dividends Declared per Share of Common Stock	$0.45	$0.75	$(0.30)

Net Interest Income

Net interest income decreased by $27.9 million during the nine months ended September 30, 2026, as compared to the corresponding period in the prior year. This decrease was due primarily to a reduction in portfolio size as a result of repayments and other resolutions, and a decrease in benchmark rates. We recorded $10.0 million of deferred loan fees and origination discounts accreted into interest income during the nine months ended September 30, 2026, as compared to $12.1 million during the prior year period. In addition, we recorded $9.1 million of deferred financing costs amortization into interest expense during the nine months ended September 30, 2026, as compared to $10.8 million during the prior year period.

Other Income

Total other income increased by $5.5 million during the nine months ended September 30, 2026, as compared to the prior year period. This increase was due primarily to a $4.8 million increase in revenue from REO operations.

Operating Expenses

Total operating expenses increased by $129.3 million during the nine months ended September 30, 2026, as compared to the prior year period. This increase was primarily due to a change in the provision for credit losses and a loss on a commercial real estate loan, held-for-sale.

Liquidity and Capital Resources

Overview

We have capitalized our business to date primarily through the issuance and sale of our common stock and preferred stock, borrowings from four master repurchase agreements, and borrowings from our Non-Mark-to-Market Financing Sources, which were comprised of term lending agreements, term loan facility, asset specific financing, warehouse facility, Revolver, and secured term loan. Our Non-Mark-to-Market Financing Sources, which accounted for 74% of our total financing as of September 30, 2026, are not subject to credit or capital markets mark-to-market provisions. The remaining 26% of our total financing, which are comprised of four master repurchase agreements, are only subject to credit marks.

Our primary sources of liquidity include $165.9 million of cash on our Condensed Consolidated Balance Sheets, $600.0 million of available capacity on our Revolver, $34.2 million of available borrowings under our financing arrangements based on existing collateral, and cash flows from operations. In addition, we had $639.5 million of total unencumbered assets, including $366.1 million of real estate owned assets, $85.3 million of CMBS investments and $188.1 million of unencumbered senior loans, that can be financed, as of September 30, 2026. Our Revolver and secured term loan are secured by corporate level guarantees and include net equity interests in the investment portfolio. We may seek additional sources of liquidity from syndicated financing, other borrowings (including borrowings not related to a specific investment) and future offerings of equity and debt securities.

Our primary liquidity needs include our ongoing commitments to repay the principal and interest on our borrowings and to pay other financing costs, financing our assets, meeting future funding obligations, making distributions to our stockholders, funding our operations that includes making payments to our Manager in accordance with the management agreement, and other general business needs. As part of our operations, we may also from time to time purchase our outstanding debt or equity through open market purchases, privately negotiated transactions or otherwise. Purchases or retirements of debt and/or purchases of equity, if any, will depend on prevailing market conditions, liquidity requirements, contractual restrictions and other factors. The amounts involved may be material. We believe that our cash position and sources of liquidity will be sufficient to meet anticipated requirements for financing, operating and other expenditures in both the short- and long-term, based on current conditions.

As described in Note 11 to our condensed consolidated financial statements, we have off-balance sheet arrangements related to VIEs that we account for by either consolidating or by using the equity method of accounting when we hold an economic interest or have a capital commitment. Our maximum risk of loss associated with our interests in these VIEs is limited to the carrying value of our net investment in such entities and any unfunded capital commitments. As of September 30, 2026, we held $24.2 million of net investments in consolidated CMBS trusts, and $34.1 million of interests in a CMBS equity method investment.

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

We have also entered into an equity distribution agreement with certain sales agents, pursuant to which we may sell, from time to time, up to an aggregate sales price of $100.0 million of our common stock, pursuant to a continuous offering program (the “ATM”), under the Shelf. Sales of our common stock made pursuant to the ATM may be made in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act. During the nine months ended September 30, 2026, we did not sell any shares of common stock under the ATM. As of September 30, 2026, $93.2 million remained available for issuance under the ATM.

See Notes 5, 6, 7, and 12 to our condensed consolidated financial statements for additional details regarding our secured financing agreements, secured term loan, collateralized loan obligations and stock activity.

Debt-to-Equity Ratio and Total Leverage Ratio

The following table presents our debt-to-equity ratio and total leverage ratio:

	September 30, 2026	December 31, 2025
Debt-to-equity ratio(A)	2.2x	2.1x
Total leverage ratio(B)	3.1x	3.9x

(A)    Represents (i) total outstanding debt agreements (excluding non-recourse facilities) and secured term loan, less cash (including loan principal repayments held by servicer); to (ii) KREF's stockholders' equity, in each case, at period end.
(B)    Represents (i) total outstanding debt agreements, and secured term loan, less cash (including loan principal repayments held by servicer); to (ii) KREF's stockholders' equity, in each case, at period end.

Sources of Liquidity

Our primary sources of liquidity include cash and cash equivalents and available borrowings under our secured financing agreements, inclusive of our Revolver. Amounts available under these sources as of the date presented are summarized in the following table (amounts in thousands):

	September 30, 2026	December 31, 2025
Cash and cash equivalents	$165,883	$84,617
Available borrowings under revolving credit agreement	600,000	700,000
Available borrowings under financing arrangements	34,240	27,662
Loan principal repayments held by a servicer(A)	53,356	74,279
Total	$853,479	$886,558

(A)     Loan principal repayments held by a servicer at September 30, 2026 were received in October 2026; those held at December 31, 2025 were received in January 2026.

We also had $639.5 million of total unencumbered assets, including $366.1 million of real estate owned assets, $85.3 million of CMBS investments and $188.1 million of unencumbered senior loans as of September 30, 2026. In addition to our primary sources of liquidity, we have the ability to access further liquidity through our ATM program and public offerings of debt and equity securities. Our existing loan portfolio also provides us with liquidity as loans are repaid or sold, in whole or in part, and the proceeds from repayment become available for us to invest.

Cash Flows

The following table sets forth changes in cash and cash equivalents for the nine months ended September 30, 2026, and 2025 (amounts in thousands):

	Nine Months Ended September 30,
	2026	2025
Cash Flows From Operating Activities	$30,298	$55,548
Cash Flows From Investing Activities	1,627,747	399,764
Cash Flows From Financing Activities	(1,576,081)	(354,723)
Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	$81,964	$100,589

Cash Flows from Operating Activities

Our cash flows from operating activities were primarily driven by our net interest income, which is a result of the income generated by our investments less financing costs. The following table sets forth interest received from, and paid for, our investments (amounts in thousands):

	Nine Months Ended September 30,
	2026	2025
Interest Received:
Senior Loans	242,380	323,742
Net assets of consolidated variable interest entity, CMBS trusts	3,119	292
Total	245,499	324,034
Interest paid:
Senior Loans	185,380	243,838
Net interest collections	$60,119	$80,196

Our net interest collections were partially offset by cash used to pay management fees, as follows (amounts in thousands):

	Nine Months Ended September 30,
	2026	2025
Management Fees to related parties	$16,417	$17,452

Cash Flows from Investing Activities

During the nine months ended September 30, 2026, our cash flows from investing activities were primarily driven by loan repayments of $2,413.5 million, partially offset by loan originations and loan fundings of $708.5 million.

During the nine months ended September 30, 2025, our cash flows from investing activities were primarily driven by loan repayments of $1,112.5 million, partially offset by loan fundings of $706.4 million.

Cash Flows from Financing Activities

During the nine months ended September 30, 2026, our cash flows from financing activities were primarily driven by repayments of $1,773.7 million on our secured financing agreements and repayments of $1,198.4 million on our collateralized loan obligations, partially offset by borrowing proceeds of $1,500.8 million under our secured financing agreements.

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

Contractual Obligations and Commitments

The following table presents our contractual obligations and commitments (including interest payments) as of September 30, 2026 (amounts in thousands):

	Total	Less than 1 year	1 to 3 years	3 to 5 years	Thereafter
Master Repurchase Facilities(A)	$787,277	$360,444	$267,180	$159,653	$—
Term Lending Agreements(A)	706,725	—	71,126	592,136	43,463
Term Loan Facility	615,984	300,564	177,502	137,918	—
Warehouse Facility	—	—	—	—	—
Asset Specific Facility	195,616	—	83,955	111,661	—
Revolver(B)	100,000	100,000	—	—	—
Total secured financing agreements	2,405,602	761,008	599,763	1,001,368	43,463
Secured Term Loan	641,875	6,500	13,000	13,000	609,375
Interest payable(C)	545,815	155,952	215,769	144,385	29,709
Future funding obligations(D)	261,889	150,016	111,345	528	—
Equity method investment, CMBS B-Pieces	4,324	4,324	—	—	—
Total	$3,859,504	$1,077,799	$939,877	$1,159,281	$682,547

(A)    The allocation of repurchase facilities and term lending agreements is based on the earlier of (i) the maximum maturity of the underlying loans pledged as collateral or (ii) the maximum maturity of the respective financing agreements. Amounts borrowed are subject to a maximum 25.0% recourse limit.
(B)    Any amounts borrowed are full recourse to certain subsidiaries of KREF. Amounts are estimated based on the amount outstanding under the Revolver and the interest rate in effect as of September 30, 2026. This is only an estimate as actual amounts borrowed, the timing of repayments and interest rates may vary over time. The Revolver matures in March 2030.
(C)    The amounts are estimated by assuming the amounts outstanding under these facilities and the interest rates in effect as of September 30, 2026 will remain constant into the future. The actual amounts borrowed and rates may vary over time.
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

To arrive at a CECL reserve using the WARM method, we considered various factors including (i) historical loss experience in the commercial real estate lending market, (ii) timing of expected repayments and expected loan future funding, and (iii) our current and future view of the macroeconomic environment for a reasonable and supportable forecast period. We derive a historical loss rate predominately based on a CMBS database with historical losses since 1998 provided by a third party. We focus on the most relevant subset of CMBS data that is determined to be the most comparable to our own portfolio. The historical loss rate is further adjusted to consider expected macroeconomic conditions, such as commercial real estate price indices, unemployment rates and market liquidity, over reasonable and supportable forecast periods. There is significant uncertainty related to future macroeconomic conditions. Therefore, we also consider other loan specific credit quality factors such as the risk rating of the loan, a near-term maturity, nature of construction loans, and economic conditions specific to the property type of the underlying collateral.

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

The Federal Reserve lowered interest rates three times during 2024 and three times in 2025, but raised interest rates in September 2026 and indicated the potential for additional increases before the end of calendar year 2026. Interest rates remain elevated and the timing, direction and extent of any future interest rate changes remain uncertain. Although higher interest rates will generally correlate to increases in our net income, increases in interest rates may adversely affect our existing borrowers and the cost of financing their properties and lead to nonperformance. Higher interest rates may also adversely impact real estate asset values and increase our interest expense, which expense may not be fully offset by any resulting increase in interest income. In a period of declining interest rates, our interest income on floating-rate investments would generally decrease, while any decrease in the interest we are charged on our floating-rate debt may be subject to floors and may not compensate for such decrease in interest income. However, rate floors relating to our loan portfolio may offset some of the impact from declining rates. In addition, interest we are charged on fixed-rate debt would not change.

As of September 30, 2026, our accruing loan portfolio and related portfolio financing earned or paid a floating rate of interest benchmarked to Term SOFR, SONIA or EURIBOR. Accordingly, our interest income and expense will generally change directionally with benchmark rates; however, in certain circumstances, rate floors relating to our loan portfolio may partially offset the impact from changing rates. As of September 30, 2026, a 50 basis point and a 100 basis point decrease in the benchmark rates would increase our expected cash flows by approximately $0.0 million and $0.6 million, or $0.00 and $0.01 per common share, for the following three-month period. Conversely, a 50 basis point and a 100 basis point increase in the benchmark rates would increase our expected cash flows by approximately $0.0 million and $0.1 million, or $0.00 and $0.00 per common share, respectively, for the same period.

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

Financing Risk

We finance our target assets using our repurchase facilities, term lending agreements, term loan facility, warehouse facility, asset based financing, revolving credit agreement, secured term loan and through syndicating senior participations in our originated senior loans. Over time, as market conditions change, we may use other forms of leverage in addition to these methods of financing. Weakness or volatility in the financial markets, the CRE and mortgage markets or the economy generally could adversely affect one or more of our lenders or potential lenders and could cause one or more of our lenders or potential lenders to be unwilling or unable to provide us with financing, or to decrease the amount of our available financing through a mark-to-market, or to increase the costs of that financing.

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

Currency Risk

Our loans and investments that are denominated in a foreign currency are also subject to risks related to movements in currency rates. We generally mitigate this exposure by matching the currency of our foreign currency assets to the currency of the borrowings that finance those assets. As a result, we substantially reduce our exposure to changes in portfolio value related to changes in foreign currency rates. In addition, substantially all of our net asset exposure to the British Pound Sterling and the Euro has been hedged with foreign currency forward contracts as of September 30, 2026.

The following table outlines our assets and liabilities that are denominated in a foreign currency (amounts in thousands):

	September 30, 2026
	GBP	EUR
Foreign currency assets	£251,392	€179,603
Foreign currency liabilities	(185,508)	(137,770)
Foreign currency contracts - notional	(63,481)	(40,786)
Net exposure to foreign exchange rate movements	£2,403	€1,047
Net exposure to foreign exchange rate movements in USD	$3,188	$1,186

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

As of September 30, 2026, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2026, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) of the Exchange Act) occurred during the quarter ended September 30, 2026 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The section entitled “Litigation” appearing in Note 15 of our condensed consolidated financial statements included in this Form 10-Q is incorporated herein by reference.

ITEM 1A. RISK FACTORS

For information regarding the risk factors that could affect the Company’s business, results of operations, financial condition and liquidity, see the information below and under Part I, Item 1A. “Risk Factors” in the Form 10-K, which is accessible on the SEC’s website at www.sec.gov. Except for the risk factor discussed below, there have been no material changes to the risk factors previously disclosed in the Form 10-K.

There can be no assurance that our board’s review of strategic alternatives will result in any transaction or other strategic change.

Our board of directors has established a strategic review committee to evaluate potential strategic alternatives intended to enhance shareholder value. The review process remains ongoing, and there can be no assurance that the process will result in any transaction, strategic initiative, or other change to our existing business plan. The timing and outcome of the review remain uncertain, and any potential transaction or strategic initiative may be subject to market conditions, third-party approvals, and other factors beyond our control. Furthermore, there can be no assurance that any strategic alternative pursued will be successfully implemented or result in increased shareholder value. The strategic review process may be time-consuming and disruptive to our business operations and may also result in additional costs and uncertainty that could adversely affect our business, financial condition, results of operations or the market price of our common stock.

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

The following table sets forth information regarding purchases of shares of our common stock during the three months ended September 30, 2026 (amounts in thousands, except share and per share data):

Period Beginning	Period Ending	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Amounts paid for shares purchased as part of publicly announced program	Approximate dollar value of shares that may yet be purchased under the program
July 1, 2026	July 31, 2026	1,550,662	$7.26	18,839,800	$11,252	$25,797
August 1, 2026	August 31, 2026	—	—	—	—	25,797
September 1, 2026	September 30, 2026	—	—	—	—	25,797
Total/Average		1,550,662	$7.26		$11,252

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

KKR REAL ESTATE FINANCE TRUST INC.

Date:	October 28, 2026	By:	/s/ Matthew A. Salem
Name: Matthew A. Salem
Title: Chief Executive Officer
(Principal Executive Officer)

Date:	October 28, 2026	By:	/s/ Kendra L. Decious
Name: Kendra L. Decious
Title: Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)